Form 10-K
period 1994-01-29
CHARMING SHOPPES INC
filed 1994-04-01
CIK 19353

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended         January 29, 1994
                          ------------------------------
OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from          to
                              --------------------------
Commission file number    0-7258
                          ------
- -----------------------------------------------------------------------------


                            CHARMING SHOPPES, INC.
                            ----------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                                   23-1721355
- ----------------------                                              ----------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                             Identification No.)

450 Winks Lane,     Bensalem,      Pennsylvania                          19020
- ---------------------------------------------------                      -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (215) 245-9100
                                                  --------------------
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:


                    Common stock (par value $.10 per share)
- ----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.             (X)

As of February 28, 1994, 102,713,582 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on February 28, 1994) held by non-affiliates was approximately $1.237 billion.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this annual report.

                            CHARMING SHOPPES, INC.
                         1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                    PART  I
                                                                    -------
Item 1        Business
                  General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
                  Merchandising and Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
                  Purchasing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                  Distribution   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                  Stores   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                  Store Management and Employees   . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                  Trademarks and Servicemarks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2        Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 3        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 4        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .    8

Item 4a       Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .    8


                                                                    PART  II
                                                                    --------
Item 5        Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . .    9

Item 6        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 7        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 11

Item 8        Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .   15

Item 9        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                  31


                                                                   PART  III
                                                                   ---------
Item 10        Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .   31

Item 11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 12        Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .   31

Item 13        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .   31


                                                                    PART  IV
                                                                    --------
Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . .   32

                                    PART  I


ITEM  1     BUSINESS

GENERAL

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates, through its subsidiary corporations, 1,333 women's specialty apparel stores in 45 states. Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly owned subsidiaries. The Company's "Fashion Bug" stores specialize in selling, at moderate and popular prices, a wide variety of junior, misses, womens, girls and large size sportswear, dresses, coats, suits, lingerie, accessories, and casual footwear to women principally in the 15 to 45 year old age group. The Company's "Fashion Bug Plus" stores sell similar merchandise primarily for the large size woman. The Company also sells men's sportswear, accessories and coats in the majority of its Fashion Bug stores.

The Company's stores sell both brand name merchandise and specially manufactured garments under one of the Company's private labels. The Company's policies of advertising, promotion and the offering of its chain-wide charge card permit the Company to operate successfully in smaller malls and strip shopping centers, as well as in regional malls.


MERCHANDISING AND MARKETING

The Company's policy is to stock each store with a broad selection and full range of sizes of current fashions at moderate and popular prices. Rather than a narrow assortment of high-fashion merchandise targeted at a single age group, the stores offer a broad selection of contemporary and classic clothing which appeals to a wide range of lower middle to middle income customers. Through its merchandise information system, the Company constantly monitors the demands of its customers for style and price in order to restock inventories with a selection desirable to each particular stores' customers. The Company has also responded to demographic changes and consumer preferences by providing greater fashion selection in misses and large sizes and better quality at attractive prices.

Merchandise sold by the Company is produced by a large number of manufacturers in the United States and abroad, and the Company constantly evaluates merchandise that is offered in the world markets. Approximately 77% of the merchandise sold is private label, primarily under the "Stefano" and "Maggie Lawrence" labels. The Company anticipates that the percent of private label merchandise will continue to increase. The private label program was developed as a result of customer demand for better quality merchandise, comparable to certain national brands, at lower prices. Our product developers use a state-of-the-art computer system to design and continually update a wide variety of merchandise. The Company then contracts directly with domestic and foreign manufacturers to have goods manufactured to our specifications (construction, fabric, fit and style), which are sold at attractive prices while providing higher than average mark-up for the Company. Use of the private label program requires the Company to contract for merchandise in advance of its intended selling season, thus exposing the Company to markdowns of merchandise caused by changes in customer preferences. (See "Purchasing")

The Company is promotionally oriented, utilizing an advertising program on radio and in newspapers in the locale of the stores, and making extensive use of direct mail. Additionally the Company advertises at the conclusion of a number of nationally syndicated television programs in an effort to gain exposure to a larger base of potential customers. Pricing policies, displays, store promotions, convenient locations and store hours are also used to attract customers. With the assistance and planning of specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

The retail sale of women's apparel is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. The Company cannot estimate the number of competitors or its relative competitive position, due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display and price, as well as store location, design, advertising and promotion and personalized service to the customers. The Company believes that its strategy in specializing in fashionable merchandise, both for the large size women and for the junior and girls' customers, and its ability to effect volume purchases to pass cost savings to its customers are important elements in its operations.

The Company encourages credit sales on its private label charge card. The private label charge program has approximately 3,400,000 active accounts which account for 37% of retail sales. The Company believes that the charge card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for direct mail promotion and encouraging incremental sales. Since 1989 the Company has been repurchasing portions of its credit card receivables from various financial institutions. During October, 1993, the Company completed this repurchase and now controls its entire private label credit card file. The Company has entered into agreements whereby it can sell, on a revolving basis, its accounts receivable and currently all receivables have been sold under these programs. These agreements provide for the Company to continue to service the receivables and control credit policies. This will allow the Company to continue to fund receivable growth, provide customer service and collect past due accounts. Accordingly, its relationship with its credit card customers is not affected by the securitization agreements. The Company's charge card portfolio is administered by Spirit of America National Bank, a national association and wholly-owned subsidiary of the Company. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities. An increase in short-term interest rates could have an adverse effect on credit costs.
The Company uses interest rate caps and swaps in an attempt to mitigate the effect of rising interest rates.

The Company's stores feature wall and selling-floor displays which coordinate merchandise in order to promote multiple sales. The stores, which the Company believes must constantly present a fresh, contemporary shopping environment, are redecorated or fully remodeled as necessary to augment sales. The Company is constantly testing and implementing new store designs and fixture packages aimed at providing an effective merchandise presentation.

The Company emphasizes customer service, including the presence of sales people in the stores, rather than self-service; lay-away plans; and acceptance of merchandise returns for cash or credit within a reasonable time period.

PURCHASING

Purchasing is conducted on a departmental basis for each of the "Fashion Bug" and "Fashion Bug Plus" merchandise groups by a staff of buyers supervised by one or more merchandise managers. The Company believes that specialization of buyers within their departments enhances their expertise in obtaining quality merchandise at a cost which will permit attractive selling prices, while obtaining the desired mark-up for the Company.

The merchandising staff obtains store and chain-wide inventory information generated by a merchandise information system utilizing point of sale terminals, through which merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted to actual sales and make merchandising decisions, as indicated, including re-order, markdowns and changes in the buying plans for upcoming seasons.

The Company does not own or operate any significant manufacturing facilities. During the fiscal year ended January 29, 1994, the Company purchased merchandise from approximately 700 suppliers, none of which accounted for more than 3% of its purchases. The Company's wholly-owned contracting and buying subsidiaries are headquartered in Hong Kong. Through this office the Company conducts its sourcing operations in 24 countries with offices in 15 of these countries. Any event that causes a sudden disruption in the flow of or significantly increases the cost of imported merchandise could have a materially adverse effect on the Company's operations.


DISTRIBUTION

The Company operates two distribution centers. One is located in Bensalem, Pennsylvania, adjacent to the Company's corporate headquarters. This automated facility, which also contains executive, administrative and buying offices, occupies approximately 515,000 square feet. The second distribution facility is located in Greencastle, Indiana. The 150 acre tract of land contains a building of approximately 350,000 square feet. During fiscal 1995 the Company will expand this facility by 175,000 square feet. Upon completion of this expansion, the Company estimates that it will have the ability to service over 2,000 stores from these two distribution centers.

The great majority of merchandise purchased by the Company is received at these centers, where it is prepared for distribution to the stores. The functions performed at these central facilities include quality control inspection, ticketing, packing and shipping. During 1993, the Company implemented an automated sortation system in its Bensalem, Pennsylvania distribution center which will continue to enhance the flow of merchandise from receipt to shipment. This system will be implemented in the Greencastle, Indiana facility during Fiscal 1995. Shipments to each store are made by trucks operated principally by common carriers. The Company utilizes a computerized automated distribution model which has enhanced the efficiency of the distribution department and enables that department to build various attributes into each store's plan to determine not only the number of units, but the type of unit to be distributed to each store.

The Company operates a program of shipping direct from the supplier certain merchandise as a complement to its centralized distribution capability. Direct shipping of certain merchandise increases the Company's flexibility and saves time in the distribution of goods.

STORES

Substantially all of the Company's 1,333 stores are located in enclosed shopping malls and strip shopping centers which are situated primarily in suburban metropolitan areas and smaller towns. The Company's extensive promotional policies enable it to operate stores successfully in a variety of shopping environments, whereas many of its competitors rely principally on regional mall traffic (See "Merchandising and Marketing" above). Typically, stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.

The Company experiences a normal seasonal sales pattern for the retail apparel industry, with its peak sales occurring during the Christmas, Easter and back-to-school seasons and the period preceding Mother's Day. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow moving merchandise throughout the year. End of season sales are conducted with the objective of carrying a minimal amount of seasonable merchandise over from one season to another. Sales for the four quarters of the fiscal year ended January 29, 1994, as a percent of total sales, were 21.9, 24.6 , 25.0 and 28.5, respectively.

The "Fashion Bug" stores range in size, generally, from 6,000 square feet to 16,000 square feet, averaging approximately 8,900 square feet. The "Fashion Bug Plus" stores range in size, generally, from 3,000 square feet to 5,000 square feet, averaging approximately 3,900 square feet. Total square feet of leased space as of the fiscal year ended January 29, 1994, increased to 11,468,000 from 9,695,000 as of the fiscal year ended January 30, 1993, a 18.3% increase.

The Company has pursued an aggressive store expansion policy over the past five fiscal years, as set forth in the following tables:

                                                                 FISCAL YEAR ENDED
                                       --------------------------------------------------------------------

NUMBER OF                                  FEB 3         FEB 2          FEB 1          JAN 30        JAN 29
STORES                                      1990          1991           1992            1993          1994
- ------                                      ----          ----           ----            ----          ----
Open at beginning of period                  926          1013           1058            1137          1220
Opened during period                         109           116            111             129           157
Closed or combined during period             (22)          (71)           (32)            (46)          (44)
                                             ----          ----           ----            ----          ----
                                            1013          1058           1137            1220          1333
                                            ----          ----           ----            ----          ----



                                                                 FISCAL YEAR ENDED
                                       --------------------------------------------------------------------

                                           FEB 3         FEB 2          FEB 1          JAN 30        JAN 29
STORE TYPE                                  1990          1991           1992            1993          1994
- -----------                                 ----          ----           ----            ----          ----
Fashion Bug                                  864           909           1011            1116          1248
Fashion Bug Plus                             149           149            126             104            85
                                             ---           ---            ---             ---            --

                                            1013          1058           1137            1220          1333
                                            ----          ----           ----            ----          ----

The Company anticipates a net increase of approximately 125 stores during the 1995 fiscal year. The Company also plans to expand or remodel 80 existing stores. The new and expanded stores will average approximately 12,000 square feet in size and will result in a 17% increase in square feet of leased space during fiscal 1995. The factors considered in locating new stores and closing existing stores include the demographics of the surrounding area, the availability of suitable locations, competition in the immediate area, negotiation of satisfactory lease terms, the principal specialty and "anchor" stores, expected customer traffic and the location of the Company's store within the shopping center.


STORE MANAGEMENT AND EMPLOYEES

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager who are in daily operational control. The Company's 184 supervisors travel to all stores on a frequent basis, to supervise store operations. Generally, store managers are appointed from the group of assistant managers, and supervisors are appointed from the group of existing store managers. It is a policy of the Company to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling and reporting through point of sale terminals. As of January 29, 1994, the Company employed approximately 15,900 people, approximately 7,800 of whom were employed on a part-time basis. In addition, a number of temporary employees are hired during the Christmas season.


TRADEMARK AND SERVICEMARKS

"Fashion Bug" (R), "Fashion Bug Plus" (R), "Glitter" (R), "Intimate Moments"
(R), "Sopre" (R),"Maggie Lawrence Collection" (R), "Stefano" (R), "Stefano Man"
(R), "Styles to Fit Every You" (R), "L.A. Blues" (R), "Fashion Bug Fits Your Life" (R), "Details" (R) and several other trademarks and servicemarks of lesser importance to the Company have been registered with the United States Patent and Trademark Office and in other countries.

ITEM 2     PROPERTIES

The Company primarily leases all store premises. During Fiscal 1994, four stores opened on premises which are owned by the Company. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales and payment of real estate taxes and common area charges. With respect to stores open as of January 29, 1994, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                                           Number
                                                        of Leases
                               Period                    Expiring
                               ------                    --------
                               1994                             7
                               1995 - 1999                     38
                               2000 - 2004                    121
                               2005 - 2009                    261
                               2010 - 2014                    281
                               2015 - 2041                    621


The Company owns a 515,000 square foot distribution center in Bensalem, Pennsylvania and a 350,000 square foot distribution center in Greencastle, Indiana (see Item 1 "Business - Distribution").

The Company owns approximately 22 acres in two parcels across the street from the Company's existing offices and distribution center in Bensalem, Pennsylvania. This 22 acre tract contains a 110,000 square foot office building which houses the Company's data processing facility and additional administrative offices. Spirit of America National Bank, the Company's private label credit card operation, occupies 13,000 square feet of leased office space in Milford, Ohio. The Company owns a total of 60,000 square feet of office and warehouse space in Hong Kong.



ITEM 3     LEGAL PROCEEDINGS

On December 10, 1993, the Company and a wholly owned subsidiary received federal grand jury subpoenas seeking the production of certain leases to which store operating subsidiaries of the Company ("Store Subsidiaries") are parties and other related documents. The subpoenas were issued in conjunction with an investigation by the United States Attorney in Philadelphia, Pennsylvania concerning the Store Subsidiaries' claims for payment of "construction allowances" from certain of their landlords. The allowances, which were negotiated between the Store Subsidiaries and the landlords of certain of their retail stores, relate to expenses incurred in altering and furnishing the landlords' premises to make such space suitable for conducting the Store Subsidiaries' retail operations. The Company has been providing information in response to the subpoenas and continues to cooperate with the office of the United States Attorney. In view of the fact that the investigation is in a preliminary stage, the Company lacks sufficient information to determine the outcome of the investigation at this time.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.



ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

The following list contains certain information relative to Executive Officers of the Company. There are no family relationships among any Executive Officers, except that David V. Wachs is the father of Philip and Michael Wachs. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during June, 1994, or until their successors are duly elected and qualified.

David V. Wachs, 68, has been Chairman of the Board since 1971 and Chief Executive Officer since February, 1988. He also served as President of the Company from January, 1989 until March, 1990 when he was succeeded as President by Philip Wachs. Mr. Wachs' term as a Director expires in 1996.

Philip Wachs, 38, has been President and Chief Operating Officer since March, 1990 and Vice Chairman of the Board since June, 1989. Prior to his appointment as President, he served as Executive Vice President - Real Estate for over five years. Mr. Wachs' term as a Director expires in 1995.

Samuel Sidewater, 56, has served as a Director since September, 1988. He has served as Executive Vice President - New Business Development since August, 1990, and prior to that time he served as Executive Vice President - Merchandising for more than five years. Mr. Sidewater's term as a Director expires in 1996.

Mordechay Kafry, 41, has served as a Director since January, 1990, and as Executive Vice President - Merchandise Procurement for more than five years. Mr. Kafry's term as a Director expires in 1994.

Ivan M. Szeftel, 40, has served as Executive Vice President - Finance for more than five years.

Anthony A. DeSabato, 45, has served as Executive Vice President and Corporate Director of Human Resources since March, 1990. He served as Vice President - Human Resources from January, 1988 through March, 1990.

Colin D. Stern, 45, has served as Executive Vice President and General Counsel since March, 1990. Prior to that time, he served as Vice President and General Counsel from November, 1989. Prior to November, 1989, Mr. Stern was a partner in the law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen, Philadelphia, Pennsylvania, during the period from January, 1984 through October, 1989. Mr. Stern was a member of the corporate law department of that firm.

Michael Wachs, 34, has served as Executive Vice President - Real Estate since April 1, 1993. Prior to that time, he served as Vice President - Real Estate.

Bernard Brodsky, 54, has served as Vice President, Treasurer and Secretary for more than five years.

Ben Mento, 44, has served as Vice President - Director of Store Operations for more than five years.

Eric Specter, 36, has served as Vice President - Corporate Controller for more than five years.

                                    PART  II


ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDERS' MATTERS

(a)  PRINCIPAL MARKET:         The Company's Common Stock is traded on the
     over-the-counter market and quoted on the NASDAQ National Market System under the symbol CHRS.

(b) The following table sets forth the high and low closing sale prices for the Company's Common Stock during the indicated periods, as reported by NASDAQ, and the amount of cash dividend declared by the Company on its Common Stock during the indicated periods.



                            FISCAL 1994                   FISCAL 1993             DIVIDENDS PER SHARE
                      HIGH          LOW             HIGH          LOW             1993            1992
                      ----          ---             ----          ---             ----            ----
1st Quarter       $ 19 1/8     $ 13 3/4        $ 16 7/16   $ 12 11/16          $ .0225          $ .02
2nd Quarter         18 1/4       12 1/4           16 3/8     13  5/16            .0225            .02
3rd Quarter         14 7/8       11 1/2           18 1/2     14  1/16            .0225            .02
4th Quarter         14 1/4       10 3/4               19      16  5/8            .0225            .02


On March 9, 1994, (first quarter of fiscal 1995), the Company declared a quarterly dividend of $.0225 per share to shareholders of record on March 25, 1994.

(c)  Approximate Number of Holders of Common Stock:

     The approximate number of holders of record of the Company's Common Stock as of February 28, 1994, was 4,499.

ITEM 6     SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five fiscal years ended, as of February 3, 1990 through January 29, 1994. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K.




                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                    (in thousands except per share amounts)

                         FIVE YEAR COMPARATIVE SUMMARY




                                                                 Year Ended
                               ----------------------------------------------------------------------------

                                 January 29       January 30       February 1       February 2       February 3
                                       1994             1993             1992             1991            1990*
                                       ----             ----             ----             ----            -----
Net sales                        $1,254,122       $1,178,714       $1,020,656         $886,265         $808,637

Income from continuing
        operations                   75,765           81,127           58,302           40,346           36,410

Income per share from
        continuing operations           .70              .75              .55              .40              .36

Cash dividends per
        common share                    .09              .08              .06              .06              .06


AT YEAR END:

Total assets                        829,233          737,251          637,015          525,334          466,379

Long-term obligations                22,298           26,246           31,199           35,876           32,112

Working capital                     181,906          200,083          182,289          137,058          134,005

Stockholders' equity                522,100          445,309          362,208          299,199          262,455


*   Consists of 53 weeks

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:


                             PERCENTAGE OF NET SALES                 PERCENTAGE INCREASE (DECREASE)
                                                                            FROM PRIOR YEAR
                                1994           1993          1992       1993-1994      1992-1993
                                ----           ----          ----       ---------      ---------
Net Sales                     100.0%         100.0%        100.0%           6.4%          15.5%

Cost of goods sold,
    buying and occupancy       68.9%          68.3%         69.1%           7.3%          14.2%
Selling, general and
    administrative             22.8%          22.1%         22.9%           9.6%          11.8%
Interest                         .2%            .3%           .3%        (13.6%)        (14.8%)
Income Taxes                    2.9%           3.2%          2.7%        ( 5.4%)          39.9%

Net Income*                     6.1%           6.9%          5.7%        ( 6.6%)          39.1%

*Net Income for Fiscal 1994 is before the cumulative effect of an accounting change of $3,991,000 or $.04 per share.


NET  SALES

Net sales for the fiscal year ended January 29, 1994 ("Fiscal 1994"), totaled $1,254,122,000 as compared to $1,178,714,000 for the fiscal year ended January 30, 1993 ("Fiscal 1993"), a 6.4% increase. The Company had a 1.8% decrease in sales of existing stores compared to Fiscal 1993. 11.7% of Fiscal 1994 sales relate to stores opened in that year. Sales of stores closed during Fiscal 1994 accounted for 3.5% of Fiscal 1993 sales. The net sales increase of 15.5% in Fiscal 1993 was primarily attributable to the net addition of new stores and a 6.5% increase in comparable stores sales. The number of retail stores increased from 1,220 on January 30, 1993 to 1,333 on January 29, 1994.

Sales for the fourth quarter of Fiscal 1994 totaled $357,186,000 as compared to $337,167,000 for the corresponding period of Fiscal 1993, a 5.9% increase. The Company had a 2.9% decrease in quarterly sales for existing stores as compared to the prior year. 12.1% of the quarterly sales are attributable to new stores opened during Fiscal 1994. Sales for stores closed during Fiscal 1994 accounted for 3.3% of Fiscal 1993 fourth quarter sales.

Net sales increased 14.1% for the fourth quarter of Fiscal 1993 as compared to the corresponding period during the fiscal year ended February 1, 1992 ("Fiscal 1992"). This increase in sales was primarily due to newly opened stores and a 6.0% increase in comparable store sales.

COST OF GOODS SOLD, BUYING AND OCCUPANCY

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 0.6% in Fiscal 1994 over the prior year and decreased 0.8% in Fiscal 1993 over Fiscal 1992. The Company's cost of goods sold percentage decreased during Fiscal 1994 and Fiscal 1993. During Fiscal 1994 the Company's cost of goods sold percentage decreased as a result of cost reductions achieved through the direct sourcing of private label merchandise. During Fiscal 1993 the Company was able to increase merchandise margins through improvements in its overall merchandise assortments which were refined through the use of enhanced analysis and distribution systems to meet local consumer preferences.

As a percentage of sales, buying and occupancy expenses increased in Fiscal 1994 as a result of the spreading of these relatively fixed costs over decreased comparable store sales. In Fiscal 1993 buying and occupancy expenses decreased as a percentage of sales due to the implementation of cost control measures in the areas of stores rents and utilities and the effect of higher comparative store sales relative to fixed expenses.

Cost of goods sold, buying and occupancy expenses comprised the same percentage of sales in the fourth quarter of Fiscal 1994 as compared to the corresponding period of Fiscal 1993 and increased 0.1% in the fourth quarter of Fiscal 1993 as compared to the corresponding period of Fiscal 1992. During the fourth quarters of Fiscal 1993 and 1994, the Company's cost of goods sold percentage decreased. For Fiscal 1994 this improvement was the result of cost savings achieved through direct sourcing of private label merchandise. In Fiscal 1993 the Company experienced a less promotional selling environment and an improved merchandise mix. In Fiscal 1994 these improved margins were offset by the effect of fixed buying and occupancy expenses on lower comparable store sales. In Fiscal 1993 costs associated with store closings offset the effect of improved margins.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, expressed as a percentage of sales increased 0.7% in Fiscal 1994 over Fiscal 1993 and decreased 0.8% in Fiscal 1993 over Fiscal 1992. The primary reason for the increase in Fiscal 1994 was the effect of lower comparative store sales to these relatively fixed expenses. The primary reasons for the decrease in Fiscal 1993 were the favorable effect of the interest rates on the costs of the Company's private label credit card program and the effect of higher comparative store sales to relatively fixed expenses.


INTEREST EXPENSE

Interest expense decreased in Fiscal 1994 and Fiscal 1993 primarily due to lower interest rates and a reduction in long-term debt.


PROVISION FOR INCOME TAXES

The effective tax rates were 32.2%, 31.9%, and 31.8% for Fiscal 1994, 1993 and 1992, respectively. The increase in the effective tax rate for Fiscal 1994 was primarily the result of an increase in the federal statutory rate from 34% to 35%. The effective tax rate for Fiscal 1993 was comparable to the rate in Fiscal 1992.

PERFORMANCE ANALYSIS

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.

                                   1994             1993             1992
                                   ----             ----             ----
Net return on average
     stockholders' equity         16.5%            20.1%            17.6%

Net return on average
     total assets                 10.2%            11.8%            10.0%





FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations and the Company's capital structure provide the resources needed to support both current operations and future growth. The following ratios measure the Company's ability to meet its short-term obligations:

(in thousands)                     1994             1993             1992
                                   ----             ----             ----
Working Capital               $ 181,906        $ 200,083        $ 182,289

Current ratio                       1.7              1.9              1.9


The Company considers, and currently uses for internal management purposes, the following measures of liquidity and capital resources:

(in thousands)                     1994             1993             1992
                                   ----             ----             ----
Cash provided by
     operating activities      $ 90,236          $98,807          $86,156

Capital Resources and
     Leverage Ratios:

Debt to equity                     5.2%             7.0%            9.9%

Cash provided by operating
     activities to capital
     investment                    114%             152%             185%


Cash provided by operating activities represents the Company's primary source of liquidity and capital. Cash provided by operating activities amounted to $90.2 million in Fiscal 1994 as compared to $98.8 million in Fiscal 1993.

The primary reason for the decrease in operating cash flow was an increase in the net investment in inventory (increase in inventory less increase in accounts payable) which was partially offset by an increase in accrued expenses. This additional inventory was the result of a 7% increase in average inventory per store and additional inventory in transit due to the higher level of imported private label merchandise. The increase in accrued expenses resulted from the acquisition and simultaneous sale of the Company's private label credit card receivables which resulted in an increase in the limited recourse liability established for sold receivables.

The Company operates a proprietary credit card program for customers of its stores. The Company had previously sold the receivables generated from these credit sales ("Receivables") to various financial institutions. To increase its control over this credit card program, the Company has been repurchasing these Receivables. During Fiscal 1994, the Company repurchased $186.9 million of Receivables which completed the acquisition of its entire private label credit card file.

In conjunction with these repurchases the Company has entered into various securitization agreements whereby it can sell, on a revolving basis, for a specified term, up to $400 million of Receivables. When the revolving period terminates, an amortization period begins whereby the principal payments are paid to the party with whom the Company has entered into the securitization agreement. Through the end of Fiscal 1994 the Company had sold $380.7 million of Receivables of which $186.9 million were sold during Fiscal 1994. Receivables are sold under these agreements at face value.

These securitization agreements improve overall liquidity and lessen the effect of interest rate volatility by replacing short term sources of funding. Under certain agreements the Company is subject to limited recourse if credit losses exceed designated limits. The Company has established an accrual of $29.2 million which management believes is an adequate reserve against any such uncollected receivables.

These agreements provide for the Company to continue to service the receivables and control credit policies. This will allow the Company to continue to fund receivable growth, provide customer service and collect past due accounts. Accordingly, its relationship with its credit card customers is not affected by the securitization agreements.

The increased investment in other assets is primarily related to investments in joint ventures relating to the Company's direct sourcing operation and an increase in fixed assets not placed in service.

The Company believes that its liquidity and capital resources are sufficient to sustain current operations and provide for accelerated future growth.


CAPITAL REQUIREMENTS

Capital expenditures amounted to $79.0 million, $65.0 million, and $46.7 million in Fiscal 1994, 1993 and 1992, respectively. These expenditures were primarily for new store construction, the remodeling and expansion of existing stores and the expansion of the Company's Greencastle, Indiana distribution center.

During fiscal 1995, the Company anticipates capital expenditures of approximately $88 million which are principally for the construction of approximately 170 new stores and the remodeling and expansion of existing stores. This budget also includes $15 million to complete the expansion of its distribution center in Greencastle, Indiana. In both fiscal 1995 and 1996, the Company has scheduled debt maturity payments of $5.0 million. It is anticipated that the capital required for these expenditures and debt payments will be financed principally through internally generated funds.

Cash dividends were $9,236,000 during Fiscal 1994 as compared to $8,176,200 during Fiscal 1993.


INFLATION

The Company's financial statements are presented on a historical cost basis. The Company believes that the impact of inflation during Fiscal 1994 has not been material to its financial condition and results of operations.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
Charming Shoppes, Inc.
Bensalem, Pennsylvania



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the Index as Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 29, 1994 and January 30, 1993 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes in Fiscal 1994.

                                                                ERNST & YOUNG


Philadelphia, Pennsylvania
March 8, 1994

CONSOLIDATED BALANCE SHEETS


CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands except share and per share amounts)

                                                                        JANUARY 29               JANUARY 30
ASSETS                                                                        1994                     1993
                                                                              ----                     ----
CURRENT ASSETS
Cash and cash equivalents                                                 $ 52,390                 $ 98,786
Short-term investments-at cost                                              45,290                   50,762
Merchandise inventories                                                    259,527                  208,445
Prepayments and other                                                       83,097                   75,592
- -----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                       440,304                  433,585


Property, equipment and leasehold improvements - at cost                   416,029                  343,166
Less: accumulated depreciation and amortization                            161,695                  129,106
- -----------------------------------------------------------------------------------------------------------
Net property, equipment and leasehold improvements                         254,334                  214,060


Long-term investments - at cost                                             83,695                   57,658
Other assets                                                                50,900                   31,948
- -----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 829,233                $ 737,251
- -----------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                         $ 147,638                 $147,225
Accrued expenses                                                            97,234                   75,877
Income taxes                                                                 8,521                    5,572
Current portion - long-term debt                                             5,005                    4,828
- -----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                  258,398                  233,502


Deferred taxes                                                              26,437                   32,194
Long-term debt                                                              22,298                   26,246


STOCKHOLDERS' EQUITY
Common Stock $.10 par value
  Authorized 300,000,000 shares.  Issued and
  outstanding 102,735,437 and 102,448,158 shares                            10,274                   10,245
Additional Paid-in Capital                                                  54,208                   51,708
Deferred Employee Compensation                                             (7,015)                 (10,757)
Retained Earnings                                                          464,633                  394,113
- -----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 522,100                  445,309
- -----------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 829,233                $ 737,251
- -----------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME


CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands except shares and per share amounts)

                                                               YEAR ENDED
                                                               JANUARY 29       JANUARY 30       FEBRUARY 1
                                                                     1994             1993             1992
                                                                     ----             ----             ----
NET SALES                                                     $ 1,254,122      $ 1,178,714       $ 1,020,656
Other Income                                                        9,352            9,146             6,601
- ------------------------------------------------------------------------------------------------------------

TOTAL REVENUE                                                   1,263,474        1,187,860         1,027,257
- ------------------------------------------------------------------------------------------------------------



Cost of goods sold, buying and occupancy expenses                 863,381          804,963           705,047
Selling, general and administrative expenses                      285,804          260,806           233,265
Interest expense                                                    2,557            2,958             3,473
- ------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  1,151,742        1,068,727           941,785
- ------------------------------------------------------------------------------------------------------------



INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF AN ACCOUNTING CHANGE                                    111,732          119,133            85,472
- ------------------------------------------------------------------------------------------------------------

Income Taxes                                                       35,967           38,006            27,170
- ------------------------------------------------------------------------------------------------------------
Income before cumulative effect
of accounting change                                               75,765           81,127            58,302
- ------------------------------------------------------------------------------------------------------------

Cumulative effect of adoption of SFAS 109                           3,991                0                 0
- ------------------------------------------------------------------------------------------------------------

NET INCOME                                                    $    79,756      $    81,127          $ 58,302
- ------------------------------------------------------------------------------------------------------------




PER SHARE DATA
- -----------------

Net Income before cumulative effect of
     accounting change                                               $.70             $.75              $.55
Cumulative effect of accounting change                                .04              .00               .00
                                                                       --               --                --
Net Income                                                            .74              .75               .55

Cash Dividends                                                        .09              .08               .06


Weighted average number of common shares
and share equivalents outstanding during
this year                                                     108,390,583      108,681,305       106,267,242


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands)

                                                               YEAR ENDED
                                                               JANUARY 29       JANUARY 30       FEBRUARY 1
                                                                     1994             1993            1992
                                                                     ----             ----            ----
OPERATING ACTIVITIES
NET INCOME                                                        $79,756         $ 81,127         $ 58,302
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
     Provision for losses on accounts receivable                        0                0            2,806
     Deferred income  taxes                                         2,007            1,344             (71)
     Depreciation and amortization                                 42,487           35,065           31,524
     Amortization of deferred compensation expense                  3,597            3,512            3,160
     Tax benefit from Employee Stock Plans                          1,798            3,200            3,065
     Cumulative effect of an accounting change                    (3,991)                0                0
     Gain on sale of investments                                    (115)            (109)            (155)
     Loss from abandonment of capital assets                        2,333            3,106            2,523
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                0         (10,830)         (12,483)
     Merchandise inventories                                     (51,082)         (21,695)         (31,690)
     Accounts payable                                                 413           12,077           25,416
     Prepayments & other                                         (11,273)         (15,488)         (17,825)
     Income taxes payable                                           2,949         ( 1,692)            2,774
     Accrued expenses                                              21,357            9,190           18,810
     ------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          90,236           98,807           86,156
- -----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in capital assets                                       79,023           64,988           46,678
Gross purchases of short-term investments                          35,605          103,710                0
Proceeds from sales of short-term investments                    (41,078)         (52,948)                0
Gross purchases of long-term investments                           71,952           31,865           24,788
Proceeds from sales of long-term investments                     (46,029)          (6,996)          (1,126)
Increase (decrease) in other assets                                25,022           11,063          (3,949)
Purchase of accounts receivable                                   186,857                0           79,201
Sale of accounts receivable                                     (186,857)         (54,826)         (73,035)
- -----------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                             124,495           96,856           72,557
- -----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                  1,200                0              155
Reduction of long-term borrowings                                 (4,971)          (4,945)            (530)
Proceeds from exercise of stock options                               870            2,976            4,519
Payments on notes receivable                                            0               69                0
Sale and leaseback of equipment                                         0                0           20,958
Dividends paid                                                    (9,236)          (8,176)          (6,037)
- -----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (12,137)         (10,076)           19,065
- -----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (46,396)          (8,125)           32,664

Cash and Cash Equivalents, Beginning of Year                       98,786          106,911           74,247
- -----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $  52,390        $  98,786        $ 106,911
- -----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands except shares)

                                                                                ADDITIONAL             DEFERRED
                                                             COMMON STOCK          PAID-IN             EMPLOYEE
                                                  SHARES           AMOUNT          CAPITAL         COMPENSATION
                                                  ------           ------          -------         ------------
BALANCE, FEBRUARY 2, 1991                     50,069,679           $5,007          $26,485             $(5,843)
Issued to employees, net                          54,088                6            8,948              (9,291)
Exercise of stock options                        681,659               68            4,788
Amortization                                                                                             3,160
Tax benefit - Employee
  Stock Programs                                                                     3,065
- ---------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 1, 1992                     50,805,426            5,081           43,286             (11,974)
Issued to employees, net                       (440,163)             (44)            2,190              (2,295)
Exercise of stock options                        941,118               94            3,032
Amortization                                                                                              3,512
Tax benefit -  Employee
  Stock Programs                                                                     3,200
Two-for-one stock split                       51,141,777            5,114
- ---------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 30, 1993                    102,448,158           10,245           51,708             (10,757)
Issued to employees, net                        (69,193)              (7)            (822)                  145
Exercise of stock options                        356,472               36            1,524
Amortization                                                                                              3,597
Tax benefit -  Employee
  Stock Programs                                                                     1,798
- ---------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 29, 1994                    102,735,437          $10,274          $54,208             $(7,015)


                                                                                     NOTES             RETAINED
                                                                                RECEIVABLE             EARNINGS
                                                                                ----------             --------
BALANCE, FEBRUARY 2, 1991                                                          $ (461)            $ 274,011
Cash dividends                                                                                          (6,037)
Net income                                                                                               58,302
- ---------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 1, 1992                                                            (461)              326,276
Two-for-one stock split                                                                                 (5,114)
Payment                                                                                 69
Transfer                                                                               392
Cash dividends                                                                                          (8,176)
Net income                                                                                               81,127
- ---------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 30, 1993                                                                0              394,113
Cash Dividends                                                                                          (9,236)
Net income                                                                                               79,756
- ---------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 29, 1994                                                           $    0             $464,633

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS
The Company operates a chain of specialty stores merchandising moderately priced junior, misses, plus and children's size sportswear, dresses, coats, lingerie accessories and casual footwear. A limited assortment of men's sportswear is also available in most stores.


PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated. The parent and its subsidiaries have a 52-53 week fiscal year ending the Saturday nearest January 31.


FOREIGN OPERATIONS
The Company follows the practice of using a December 31 fiscal year for all foreign subsidiaries in order to expedite the year-end closing.


CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost which approximates market value.


SHORT-TERM INVESTMENTS
Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments are stated at cost which approximates market value.


INVENTORIES
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).


PROPERTY AND DEPRECIATION
Depreciation and amortization for financial reporting purposes are principally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $36,417,000, $29,575,000, and $26,617,000 in fiscal 1994, 1993, and 1992, respectively.


COMMON STOCK PLANS
Deferred compensation expense relating to Employee Stock Option and Stock Incentive Plans is amortized over the required employment period.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INCOME TAXES
Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" and has separately reported the cumulative effect of that change in the Consolidated Statement of Income for the fifty-two weeks ended January 29, 1994. SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences. As permitted by SFAS 109, the Company has elected not to restate the financial statements for any prior years. The effect of the change on pretax income from continuing operations for the twelve months ended January 29, 1994 was not material; however, the cumulative effect of the change increased net income by $3,991,000 or $0.04 per share.

U.S. Income Taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to January 29, 1994, because the Company intends to reinvest such undistributed earnings in the operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.


NET INCOME PER SHARE
Net income per common share is based on the weighted average number of shares and share equivalents outstanding during each fiscal year. Common stock equivalents include the effect of dilutive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994

FINANCIAL INSTRUMENTS
The Company has entered into various agreements whereby it can sell, on a revolving basis, up to $400,000,000 of the Company's private label credit card accounts receivable. Through the end of fiscal 1994, the Company has sold a total of $380,678,000 of which $186,857,000, $54,826,000 and $92,754,000 were sold during the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively. As of January 29, 1994 and January 30, 1993, $380,678,000 and $197,373,000 remained to be collected, respectively. The Company remained contingently liable for approximately $29,316,000 of the sold receivables. The Company has established an accrual of $29,225,000 which management believes is an adequate reserve against any such uncollected receivables. Net accounts receivable finance income is included in selling, general and administrative expenses.

The Company uses interest rate swaps and caps to manage its exposure to interest rate fluctuations. The Company has entered into three interest rate swap agreements with notional principal amounts totaling $100 million. These agreements, which expire in July, 1996, effectively converted the variable interest rate utilized in a portion of the sale settlement transactions described above to a fixed rate. The Company has also entered into three interest rate cap agreements with notional principal amounts totaling $300 million. These agreements expire between October 1994 and February 1996. Net receipts or payments under these agreements are recognized as an adjustment to selling, general and administrative expenses.

At January 29, 1994 these swap agreements had a fair value of ($657,500) and the caps had a fair value of $0. The fair value is an estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counterparties.


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                  Lives
(in thousands)                  (Years)             1994             1993
                                -------             ----             ----

Land                                            $  3,385          $ 2,810
Building and improvements      10 to 33           61,759           49,300
Store fixtures                  5 to 10           92,794           80,324
Equipment                       3 to 10           96,622           74,706
Leasehold improvements         10 to 20          161,469          136,026
- -------------------------------------------------------------------------
Total at cost                                    416,029          343,166

Less accumulated depreciation
      and amortization                           161,695          129,106
- -------------------------------------------------------------------------

                                                $254,334         $214,060
- -------------------------------------------------------------------------


LONG-TERM INVESTMENTS

The carrying amounts and fair values of long-term investments based on quoted market prices are as follows:

                            FISCAL 1994                           FISCAL 1993
(IN THOUSANDS)               FAIR VALUE       BOOK VALUE           FAIR VALUE       BOOK VALUE
                             ----------       ----------           ----------       ----------
Equity Securities               $ 6,686          $ 6,362            $   8,039        $   7,668
Debt Securities                  79,101           77,333               51,204           49,990
- ----------------------------------------------------------------------------------------------
Total                           $85,787          $83,695            $  59,243        $  57,658
- -----------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994


INCOME TAXES

The Company adopted SFAS 109 as of January 31, 1993. The cumulative effect of this change in accounting for income taxes of $3,991,000 is determined as of January 31, 1993 and is reported separately in the consolidated statement of income for the year ended January 29, 1994.

Income tax expense attributable to income from continuing operations consists of:

(in thousands)                              1994             1993             1992
                                            ----             ----             ----
CURRENT:
Federal                                  $29,971          $33,479          $24,189
State                                      2,393            1,735            1,605
Foreign                                    1,596            1,448            1,447
- ----------------------------------------------------------------------------------

                                         $33,960          $36,662          $27,241
- ----------------------------------------------------------------------------------


DEFERRED:
Federal                                    2,250            1,236             (26)
State                                      (243)              108             (45)
- ----------------------------------------------------------------------------------

                                           2,007            1,344             (71)
- ----------------------------------------------------------------------------------

Income Tax Expense                       $35,967          $38,006          $27,170
- ----------------------------------------------------------------------------------




The components of deferred income tax expense of $2,007, for the year ended January 29, 1994 are all attributable to income from continuing operations.

The components of deferred income tax expense for the years ended January 30, 1993 and February 1, 1992 are as follows:


(in thousands)                              1993             1992
                                            ----             ----
Depreciation                              $2,522           $2,169
Employee benefits                          1,222            (302)
Inventory                                  (352)            (221)
Accounts Receivable                      (1,090)            (675)
Other                                      (958)          (1,042)
- -----------------------------------------------------------------

Deferred Income Tax Expense               $1,344          $  (71)
- -----------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994


Prepayments and other assets include deferred income taxes of $9,418,000 at January 30, 1993. The Company made income tax payments of $33,674,000, $30,778,000 and $19,604,000 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

The components of deferred tax assets and liabilities at January 29, 1994 are as follows:

                                             NET CURRENT    NET LONG-TERM
                                                  ASSETS           ASSETS
                                           (LIABILITIES)    (LIABILITIES)
                                           -------------    -------------
Property, equipment and leasehold
  improvements                                                  $(22,774)
Inventory                                        $ 2,600
Deferred employee compensation                                      4,113
Prepaid employee benefits                        (1,880)
Accounts Receivable                                4,768
Deferred Rent                                      3,668
Other                                                             (7,776)
- -------------------------------------------------------------------------

                                                 $ 9,156       $ (26,437)
- -------------------------------------------------------------------------


Net current deferred taxes are included in prepayments and other current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CHARMING SHOPPES INC. AND SUBSIDIARIES
Year Ended January 29, 1994



A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                                        1994             1993            1992
                                                        ----             ----            ----
Statutory  federal income tax rate                     35.0%            34.0%           34.0%
State income tax, net of federal income tax benefit      1.3              1.0             1.2
Foreign income                                         (0.1)              0.4           (0.4)
Investment income                                      (1.1)            (1.0)           (1.2)
Employee benefits                                      (1.6)            (1.3)           (1.4)
Other, net                                             (1.3)            (1.2)           (0.4)
- ---------------------------------------------------------------------------------------------

                                                       32.2%            31.9%           31.8%
- ---------------------------------------------------------------------------------------------


The components of income before income taxes and the cumulative effect of an accounting change consist of the following:

(in thousands)                                          1994             1993             1992
                                                        ----             ----             ----
Domestic                                            $106,755         $116,338          $80,133
Foreign                                                4,977            2,795            5,339
- ----------------------------------------------------------------------------------------------

                                                    $111,732         $119,133          $85,472
- ----------------------------------------------------------------------------------------------


DEBT

Long-term debt at year end consisted of the following:

(in thousands)                                          1994             1993
                                                        ----             ----
9.3% note payable, annually through 1998             $21,428          $25,714
Variable rate mortgage due 1996
     (2.4% at 1/29/94)                                 1,000            1,000
Variable rate mortgage note, interest rate
     1.25% above Hong Kong Prime Rate,
     payable monthly through 2001
     (7.75% at 1/29/94)                                  496              563
Variable rate mortgage note, interest rate
     1% above  HIBOR,  payable monthly
     through 2000 (4.625% at 1/29/94)                  3,167            3,642
Variable rate mortgage note, interest rate
     1% above SIBOR, payable monthly through
     2000  (4.19% at 1/29/94)                          1,057                0
Other                                                    155              155
- -----------------------------------------------------------------------------

Total long-term debt                                  27,303           31,074
Less current portion                                   5,005            4,828
- -----------------------------------------------------------------------------

                                                     $22,298          $26,246
- -----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CHARMING SHOPPES INC. AND SUBSIDIARIES
Year Ended January 29, 1994



The mortgages are collateralized by buildings with a net book value of $8,893,000.

During the fiscal years ended January 29, 1994, January 30, 1993, and February 1, 1992 the Company made interest payments of $2,687,500, $3,094,900, and $3,319,300, respectively.

The carrying amount of the Company's variable rate debt approximates their fair value.

The fair value of the Company's $21,428,000 9.3% Note payable is estimated to be $23,285,000 using discounted cash flow analysis based on an estimate of the Company's current rate for similar borrowing arrangements.

Aggregate maturities of long-term debt during the next five fiscal years are:

                                          (in thousands)

                                   1995           $5,005
                                   1996            5,015
                                   1997            6,033
                                   1998            5,039
                                   1999            5,047



STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 300,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.


STOCK OPTION AND STOCK INCENTIVE PLANS

Effective April 1, 1993, and approved by shareholders at the 1993 annual meeting, the 1993 Employee's Stock Incentive Plan was adopted. The number of shares of common stock available for issuance under the Plan are 9,000,000 plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price where applicable, are at the discretion of the Stock Option Committee of the Board of Directors.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase common stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of the grant. As a result of the adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue shares under this Plan. As of January 29, 1994, 3,468,682 options were exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994


The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of common stock to each member of the Board of Directors who are non-employees of the Company. The exercise price of such options shall be equal to the fair market value of the stock on the date that the option is granted. As of January 29, 1994, 60,000 options were exercisable.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of common stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of January 29, 1994, 534,102 options were exercisable.

The table below summarizes the activity in all Stock Option Plans:

                                                                  Average         Option
                                                  Option           Option         Prices
                                                  Shares           Price          Per Share
- ------------------------------------------------------------------------------------------------
Outstanding at February 2, 1991                9,152,910          $ 3.928         $.222 -  5.813
Granted                                        1,672,400            3.164          .500 - 12.250
Cancelled                                      (478,486)            3.562          .500 -  8.250
Exercised                                    (1,363,318)            4.246          .222 -  5.813
- ------------------------------------------------------------------------------------------------

Outstanding at  February 1, 1992               8,983,506            3.824          .500 - 12.250
Granted                                        1,214,250           11.760          .500 - 18.563
Cancelled                                      (158,432)            3.321          .500 - 13.500
Exercised                                      (941,118)            4.317          .222 - 12.250
- -------------------------------------------------------------------------------------------------

Outstanding at  January 30, 1993               9,098,206            4.927          .222 - 18.563
Granted                                        1,270,000           14.253         1.000 - 18.875
Cancelled                                      (327,224)            4.376          .500 - 18.875
Exercised                                      (356,472)            8.621          .222 - 13.500
- ------------------------------------------------------------------------------------------------

Outstanding at  January 29, 1994               9,684,510          $ 6.045         $.222 - 18.563
- ------------------------------------------------------------------------------------------------



At January 29, 1994, 8,072,457 shares were available for future grant under the 1988 Key Employee Stock Option, and the 1993 Employees' Stock Incentive plans.

The Company's Non-Employee Directors Restricted Stock Plan provides for a one time grant of 5,000 shares of restricted stock to each member of the Board of Directors who are non-employees of the Company at the time of the inception of this plan and a pro-rata grant to each non- employee Director who is elected thereafter. Directors will pay no cash consideration for the restricted stock granted to them. 40,000 shares of the Company's common stock have been reserved for issuance under this plan of which 3,250, 4,084 and 15,000 shares were issued during the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 respectively.

The Company's Managers' Stock Incentive Program provides for the grant to purchase Common Stock for $.10 per share to store managers. During the fiscal years ended February 1, 1992, the Company issued 122,358 to store managers under the program. The Company no longer intends to issue shares under this program.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain in the employ of the Company for a specified period of time, or, in the case of the 1989 Non-Employee Director Stock Option Plan, if the individual ceased to remain a Director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994

SHAREHOLDER RIGHTS PLAN

In April 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock. In connection with the Company's two-for-one stock split which was effected on December 7, 1992, the number of Rights associated with each outstanding share of Common Stock was adjusted from one Right per share of Common Stock to one-half of a Right per share of Common Stock. Such Rights only become exercisable or transferable apart from the Common Stock, ten days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for twenty percent (20%) or more of the Company's outstanding common shares. Each Right then may be exercised to acquire one three-hundredth of a share of newly created Series A Junior Participating Preferred Stock or a combination of securities and assets of equivalent value at a price of $70, subject to adjustment.

Upon the occurrence of certain events (for example, if the Company is a surviving corporation in a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercised price of the Rights, or, upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a twenty percent (20%) position has been acquired. The Rights will expire on April 26, 1999.

EMPLOYEE  RETIREMENT  BENEFIT  PLAN

The Company provides a comprehensive retirement benefit program for its employees.

The Plan provides for a noncontributory profit sharing contribution which covers substantially all full-time employees who meet age and service requirements. The contribution is completely discretionary and is determined by the Board of Directors on an annual basis.

The Plan also provides an employee savings provision (401(k) plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company contributes an amount equal to 30% of the participant's elective contribution, up to 6% of the participant's compensation.

The total expense for the above plan amounted to $3,323,000, $3,039,000, and $2,739,000 for the years ended January 29, 1994, January 30, 1993, and February 1, 1992, respectively.

LEASES

The Company leases all of its stores under noncancelable lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales and payment of certain real estate taxes.

In November 1991, the Company completed a sale and leaseback agreement for $21.0 million of point-of-sale equipment. Under the terms of this agreement, the Company has agreed to leaseback this equipment under a three-year lease with a two-year option for $4.0 million per year.

The Company also leases certain other buildings and equipment.

Rental expense (in thousands)      1994             1993            1992
                                   ----             ----            ----
Minimum rental                  $82,425          $70,321          $57,521
Contingent rental                12,413           11,331            9,858
- -------------------------------------------------------------------------
Total rent expense              $94,838          $81,652          $67,379
- -------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 29, 1994


LEASES

Minimum annual rental commitments for all noncancelable leases for the next five fiscal years and thereafter are:

                                       (in thousands)

                                   1995    $ 99,397
                                   1996      95,278
                                   1997      89,766
                                   1998      82,244
                                   1999      70,928
                             Thereafter     290,787

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                        ---------------------------------------------------
                          FIRST        SECOND         THIRD          FOURTH
                        QUARTER       QUARTER        QUARTER        QUARTER
                        ---------------------------------------------------
Net sales
1994                   $275,299      $308,637       $313,000       $357,186
1993                   $262,462      $289,606       $289,479       $337,167
- ---------------------------------------------------------------------------

Cost of goods sold,
  buying and occupancy
1994                    190,083       212,017        218,630        242,651
1993                    178,543       198,827        198,588        229,005
- ---------------------------------------------------------------------------

Gross profit
1994                     85,216        96,620         94,370        114,535
1993                     83,919        90,779         90,891        108,162
- ---------------------------------------------------------------------------

Selling, general and
  administrative
1994                     62,961        68,561         73,694         80,588
1993                     61,593        60,625         66,675         71,913
- ---------------------------------------------------------------------------

Net income before
  cumulative effect
  of accounting change
1994                     16,219        20,602         15,163         23,781
1993                     16,125        21,726         17,385         25,891
- ---------------------------------------------------------------------------

Net income per share
  before cumulative
  effect of accounting
  change
1994                        .15           .19            .14            .22
1993                        .15           .20            .16            .24
- ---------------------------------------------------------------------------

Net income
1994                    $20,210       $20,602        $15,163        $23,781
1993                    $16,125       $21,726        $17,385        $25,891
- ---------------------------------------------------------------------------

Net income per share
1994                        .19           .19            .14            .22
1993                        .15           .20            .16            .24
- ---------------------------------------------------------------------------

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under this Item 9.




                                   PART  III


ITEM  10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is set forth under the caption "Election of Directors" of the Company's definitive proxy statement which is incorporated herein by reference. Information regarding Executive Officers is set forth herein under Item 4A. "Executive Officers of the Registrant", in
Part I hereof.




ITEM  11     EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the captions "Management Compensation" and "Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation" of the Company's definitive proxy statement which is incorporated herein by reference.




ITEM  12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the caption "Principal Shareholders and Management Ownership" of the Company's definitive proxy statement which is incorporated herein by reference.




ITEM  13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" of the Company's definitive proxy statement which is incorporated herein by reference.

                                    PART  IV

ITEM  14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K


(a)  (1)      FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Charming Shoppes, Inc. and
its subsidiaries are included in   Part  II,   Item  8:

Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Consolidated Balance Sheets - January 29, 1994 and January 30, 1993 . . . . . . . . . . . . . . . . .  16

Consolidated Statements of Income - years ended
        January 29, 1994,   January 30, 1993   and   February 1, 1992 . . . . . . . . . . . . . . . .  17

Consolidated Statements of Cash Flows - years ended
        January 29, 1994,   January 30, 1993   and   February 1, 1992 . . . . . . . . . . . . . . . .  18

Consolidated Statements of Stockholders' Equity - years ended
        January 29, 1994, January 30, 1993 and February 1, 1992 . . . . . . . . . . . . . . . . . . .  19

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


(a)  (2)      FINANCIAL STATEMENT SCHEDULES

Schedule I  -  Marketable Securities - Other Investments  . . . . . . . . . . . . . . . . . . . . . .  35

Schedule II - Amounts Receivable From Related Parties and Underwriters,
        Promoters, and Employees Other Than Related Parties - years ended
        January 29, 1994,   January 30, 1993   and   February 1, 1992 . . . . . . . . . . . . . . . .  36

Schedule V  -  Property,  plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

Schedule VI -  Accumulated depreciation, depletion and amortization of property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Schedule VIII  -  Valuation and Qualifying Accounts.  . . . . . . . . . . . . . . . . . . . . . . . .  39

Schedule X  -  Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . . . . .  40


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


REPORTS ON FORM 8-K:            No reports required to be filed


EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

The following is a list of Exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.
The page numbers listed refer to the page numbers where such Exhibits are located using the sequential numbering system specified by Rules 0-3 and 403:

                   ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Restated Articles of Incorporation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

3.2      By-Laws, as Amended and Restated   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
       INDENTURES


4.1 Shareholders' Rights Plan, incorporated by reference to Form 8-K, filed on May 23, 1989.



                              MATERIAL  CONTRACTS

10.1.1 Note Agreement between the Registrant and Various Insurance Companies for $30,000,000 dated June 1, 1988 and incorporated by reference to Form 10-K of the Registrant for the year ended January 28, 1989. (Exhibit 10-1, Pg. 63).

10.1.2 Sale and Purchase Agreement between Fashion Service Corp. and BancOhio National Bank dated July 27, 1988 and incorporated by reference to Form 10-K of the Registrant for the year ended January 28, 1989. (Exhibit 10-1, Pg. 96).

10.1.3 Receivables Purchase Agreement between Fashion Service Corp. and Mellon Bank, N.A. dated April 4, 1989 and incorporated by reference to Form 10-K of the Registrant for the year ended January 28, 1989 (Exhibit 10-1, Pg. 114).

10.1.4 Amended and restated Receivables Purchase Agreement among Spirit of America National Bank as Seller, Fashion Service Corp. and Charming Shoppes, Inc. as Guarantors and Mellon Bank, N.A., as Buyer dated November 14, 1991, and incorporated by reference to Form 10-K of the Registrant for the year ended February 1, 1992 (Exhibit 10-1, Pg. 38).

10.1.5 Participation Agreement between the Registrant, Charming Shoppes of Delaware, Inc., and various financial services companies for Lease Financing of Point-of-Sale Equipment dated October 31, 1991, and incorporated by reference to Form 10-K of the Registrant for the year ended February 1, 1992 (Exhibit 10-1, Pg. 161).

10.1.6 Agreement and Lease between Charming Shoppes of Delaware, Inc., as Lessee and Mellon Financial Services Corporation as Lessor dated October 31, 1991 and incorporated by reference to Form 10-K of the
         Registrant for the year ended February 1, 1992   (Exhibit 10-1, Pg.
         214).

10.1.7 Pooling and Servicing Agreement between Spirit of America National Bank as Seller and Servicer and Fidelity Bank, N.A., as Trustee for Spirit of America Master Trust, dated December 24, 1992 and incorporated by reference to Form 10-K of the Registrant for the year
         ended January 30, 1993   (Exhibit 10-1, Pg. 62).

10.1.8 Receivables Purchase Agreement among Fidelity Bank, N.A., as Trustee for Spirit of America Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Ciesco L.P., Corporate Asset Funding Company, Inc., and Corporate Receivables Corporation, as Purchasers and Citicorp North America, Inc., as Agent, dated December 24, 1992 and incorporated by reference to Form 10-K of the registrant for the year ended January
         30, 1993   (Exhibit 10-1, Pg. 184).

10.1.9 Parallel Purchase Commitment among Fidelity Bank, N.A., as Trustee, Spirit of America Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Citibank, N.A., and Citicorp North America, Inc., as Agent, dated December 24, 1992 and incorporated by reference to Form 10-K of the registrant for the year ended January 30, 1993 (Exhibit 10-1, Pg. 404).

*10.1.10  Amendment Agreement, dated September 20, 1993 to Receivables Purchase
          Agreement dated December 24, 1992   (Referenced in Exhibit 10.1.8)

 10.1.11  Amendment Agreement, dated September 20, 1993 to Parallel Purchase
          Agreement dated December 24, 1992   (Referenced in Exhibit 10.1.9)

*10.1.12 Sale and Purchase Agreement between National City Bank, Columbus, N.A. and Fashion Service Corp., dated September 30, 1993

 EMPLOYEE BENEFIT PLANS AND AGREEMENTS

 10.2.1 Key Employee Stock Incentive Program, filed September 13, 1984 under Amendment No. 1 to Registration Statement #2-92795 and incorporated herein by reference.

 10.2.2 The 1986 Employees' Stock Option Plan of Charming Shoppes, Inc., and incorporated by reference to Form 10-K of the Registrant for the year
          ended February 1, 1992   (Exhibit 10.2.2,  pg. 240)

 10.2.3 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended incorporated by reference to Form 10-K of the Registrant for
          the fiscal year ended January 30, 1993   (Exhibit 10.2.3, pg. 486)

 10.2.4 The 1990 Employees' Stock Incentive Plan of Charming Shoppes, Inc., as amended incorporated by reference to Form 10-K of the Registrant for
          the fiscal year ended January 30, 1993   (Exhibit 10.2.4, pg. 492)

 10.2.5 The 1989 Non-Employee Director Stock Option Plan of Charming Shoppes, Inc., as amended incorporated by reference to Form 10-K of the
          Registrant for the fiscal year ended January 30, 1993   (Exhibit
          10.2.5, pg. 499)

 10.2.6 Non Employee Director Restricted Stock Plan as amended incorporated by reference to Form 10-K of the Registrant for the fiscal year ended
          January 30,  1993   (Exhibit 10.2.6, pg. 503)

 10.2.7 Consulting Agreement with Ellis Wachs, dated as of March 2, 1990, effective April 27, 1991, incorporated by reference to From 10-K of the Registrant for the fiscal year ended February 3, 1990 (Exhibit 10.2.8)

 10.2.8 Employment Agreement with Colin D. Stern dated as of October 3, 1989, incorporated by reference to Form 10-K of the Registrant for the
          fiscal year ended February 1, 1992   (Exhibit 10.2.12,  Pg. 245)

 10.2.9 Subplan and Summary Description of the Annual Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992 (Exhibit
          10.2.13,   Pg. 251)

 10.2.10  The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc.

 10.2.11 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) of Charming Shoppes, Inc.

 10.2.12 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule) of Charming Shoppes, Inc.

 Exhibit 22  -  Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . .

 Exhibit 23  -  Consent of independent auditors  . . . . . . . . . . . . . . . .

 *Portions of this exhibit have been omitted and filed separately with Secretary of the Commission pursuant to the Registrants' Application Requesting Confidential Treatment.

 All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                   CHARMING SHOPPES, INC. AND SUBSIDIARIES
          SCHEDULE I  -  MARKETABLE SECURITIES  -  OTHER INVESTMENTS

COLUMN A                                   COLUMN B            COLUMN C              COLUMN D                      COLUMN E
- --------                                   --------            --------              --------                      --------
                                                                                                            AMOUNT OF WHICH
                                                                                                          EACH PORTFOLIO OF
                                NUMBER OF SHARES OR                                MARKET VALUE      EQUITY SECURITY ISSUES
                                    UNITS-PRINCIPAL                               OF EACH ISSUE     AND EACH OTHER SECURITY
NAME OF ISSUER AND                 AMOUNTS OF BONDS              COST OF             AT BALANCE            ISSUE CARRIED IN
TITLE OF EACH ISSUE                       AND NOTES           EACH ISSUE             SHEET DATE           THE BALANCE SHEET
- -------------------                       ---------           ----------             ----------           -----------------
Corporate Asset Funding Company, Inc.
  Investor Certificates                                     $ 27,835,000           $ 27,835,000               $ 27,835,000

Municipal Bonds                                               13,502,000             13,502,000                 13,502,000

Other                                                          3,953,000              3,953,000                  3,953,000
                                                               ---------              ---------                 ----------
Total Short Term Investments                                  45,290,000             45,290,000                 45,290,000
                                                              ----------             ----------                 ----------

Government Agency Mortgage
  Backed Securities                                           30,979,000             32,063,000                 30,979,000

Municipal Bonds and Municipal
  Bond Mutual Funds                                           43,363,000             43,893,000                 43,363,000

Preferred Stocks                                               3,875,000              4,199,000                  3,875,000

Low Income Housing Partnerships                                2,487,000              2,487,000                  2,487,000

Treasury Bonds                                                 2,211,000              2,385,000                  2,211,000

Other                                                            780,000                760,000                    780,000
                                                            ------------            -----------               ------------

Total  Long Term Investments                                $ 83,695,000           $ 85,787,000               $ 83,695,000
                                                            ------------            -----------               ------------

                   CHARMING SHOPPES, INC. AND SUBSIDIARIES

      SCHEDULE  II   -   AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES


COLUMN A                                       COLUMN B         COLUMN C          COLUMN D                    COLUMN E
- --------                                       --------         --------        -----------------------       ------------------
                                             BALANCE AT
                                              BEGINNING                                                          BALANCE AT
NAME OF DEBTOR                                OF PERIOD        ADDITIONS        DEDUCTIONS                    END OF PERIOD
- --------------                                ---------        ---------        ------------------------      ------------------

                                                                                  Amounts        Amounts                    Not
                                                                                Collected    Written Off      Current    Current
                                                                                ---------    -----------      -------    -------

YEAR  ENDED JANUARY  29,  1994

NONE

YEAR  ENDED  JANUARY  30,   1993

Mordechay Kafry, interest bearing note
  at Prime plus 1% due 6/30/93                427,671           15,331           443,002              0         0            0


Ivan Szeftel, interest bearing note at
  9% due 10/31/95,  collateralized by common
  stock                                        68,675            1,507            70,182              0         0            0


YEAR  ENDED  FEBRUARY  1,  1992

Lionel Savadove, interest bearing note at
  6% due 6/30/93, collateralized by common
  stock                                       402,688                 0          402,688 (1)           0        0            0


Mordechay Kafry, interest bearing
  note at Prime plus 1% due 1/30/95                 0           427,671                0               0        0      427,671


Ivan Szeftel, interest bearing note at
  9% due 10/31/95, collateralized by common
  stock                                        68,675             6,180            6,180               0        0       68,675



(1) During the fiscal year ended February 1, 1992, Mr. Savadove resigned his position with the Company and as such is no longer a related party. The note was paid when due on 06/30/93.

                   CHARMING SHOPPES,  INC.  AND  SUBSIDIARIES
                 SCHEDULE V  -  PROPERTY,  PLANT AND  EQUIPMENT

COLUMN A                                COLUMN B            COLUMN C            COLUMN D             COLUMN E              COLUMN F
- --------                                --------            --------            --------             ---------             --------
                                      BALANCE AT
                                       BEGINNING           ADDITIONS        RETIREMENTS/                                 BALANCE AT
CLASSIFICATION                         OF PERIOD             AT COST           EXCHANGES                OTHER         END OF PERIOD
- --------------                         ---------             -------           ---------                -----         -------------
YEAR ENDED FEBRUARY 1, 1992:
   Land                           $    2,810,000     $             0        $          0       $             0     $      2,810,000
   Building and Improvements          42,204,000           1,017,000                   0                     0           43,221,000
   Leasehold Improvements            104,962,000          14,125,000           4,933,000                     0          114,154,000
   Store Fixtures                     59,641,000           9,265,000           1,570,000                     0           67,336,000
   Equipment                          63,815,000          22,271,000          12,587,000 (1)      (15,021,000) (2)       58,478,000
                                     -----------          ----------          ----------          ------------           ----------
                                   $ 273,432,000        $ 46,678,000        $ 19,090,000        $ (15,021,000)        $ 285,999,000
                                   -------------        ------------        ------------         -------------        -------------
YEAR ENDED JANUARY 30, 1993:
   Land                           $    2,810,000     $             0       $           0       $             0     $      2,810,000
   Building and Improvements          43,221,000           6,412,000             333,000                     0           49,300,000
   Leasehold Improvements            114,154,000          27,759,000           5,887,000                     0          136,026,000
   Store Fixtures                     67,336,000          14,395,000           1,407,000                     0           80,324,000
   Equipment                          58,478,000          16,422,000             194,000                     0           74,706,000
                                      ----------          ----------             -------                     -           ----------
                                   $ 285,999,000        $ 64,988,000        $  7,821,000       $             0      $   343,166,000
                                   -------------        ------------         -----------       ---------------      ---------------

YEAR ENDED JANUARY 29, 1994:
   Land                            $   2,810,000         $   575,000       $           0       $             0     $      3,385,000
   Building and Improvements          49,300,000          13,209,000             750,000                     0           61,759,000
   Leasehold Improvements            136,026,000          30,024,000           4,581,000                     0          161,469,000
   Store Fixtures                     80,324,000          13,299,000             829,000                     0           92,794,000
   Equipment                          74,706,000          21,916,000                   0                     0           96,622,000
                                      ----------          ----------             -------       ---------------           ----------
                                   $ 343,166,000         $79,023,000        $  6,160,000       $             0        $ 416,029,000
                                   -------------         -----------        ------------       ---------------        -------------

(1) $12,495,000 of this amount represents the cost of point-of-sale equipment exchanged for new equipment during fiscal 1992. The Company received a $3,998,000 reduction in the purchase price of the new equipment in exchange for equipment with a book value of $2,195,000. The resulting gain of $1,803,000 will be amortized over the life of the equipment.


(2) During fiscal 1992, the Company entered into a sale and leaseback transaction for point-of-sale equipment with a cost of $15,021,000.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES

 SCHEDULE VI  -  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                       PROPERTY, PLANT AND EQUIPMENT

Column A                                 Column B             Column C              Column D              Column F
- --------                                 --------             --------              --------              --------

                                       Balance at
                                        Beginning            Additions          Retirements/            Balance at
Classification                          of Period              at Cost             Exchanges         End of Period
- --------------                          ---------              -------             ---------         -------------
YEAR  ENDED  FEBRUARY  1, 1992:
   Building and Improvements         $  5,271,000         $  1,502,000          $          0         $   6,773,000
   Leasehold Improvements              34,350,000            9,887,000             2,478,000            41,759,000
   Store Fixtures                      21,122,000            6,600,000             1,568,000            26,154,000
   Equipment                           31,249,000            8,628,000            10,317,000 (1)        29,560,000
                                       ----------            ---------            ----------            ----------
                                     $ 91,992,000         $ 26,617,000          $ 14,363,000         $ 104,246,000
                                     ------------         ------------          ------------         -------------
YEAR  ENDED  JANUARY  30,  1993:
   Building and Improvements       $    6,773,000        $     702,000          $          0         $   7,475,000
   Leasehold Improvements              41,759,000           11,653,000             3,173,000            50,239,000
   Store Fixtures                      26,154,000            8,660,000             1,390,000            33,424,000
   Equipment                           29,560,000            8,560,000               152,000            37,968,000
                                       ----------            ---------           -----------            ----------
                                    $ 104,246,000         $ 29,575,000           $ 4,715,000         $ 129,106,000
                                    -------------         ------------           -----------         -------------
YEAR  ENDED  JANUARY  29,  1994:
   Building and Improvements         $  7,475,000         $  1,920,000          $    184,000        $    9,211,000
   Leasehold Improvements              50,239,000           13,784,000             2,815,000            61,208,000
   Store Fixtures                      33,424,000           10,201,000               829,000            42,796,000
   Equipment                           37,968,000           10,512,000                     0            48,480,000
                                      -----------           ----------                   ---            ----------

                                     $129,106,000         $ 36,417,000           $ 3,828,000         $ 161,695,000
                                     ------------         ------------           -----------         -------------

(1). $10,300,000 of this amount represents the accumulated depreciation on point-of-sale equipment exchanged for new equipment during Fiscal 1992.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES


            SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                  COLUMN B       COLUMN C                                  COLUMN D                COLUMN E
- --------                                  --------       ---------------------------------         --------                --------
                                                                                                        (1)

                                                         ADDITIONS
                                        BALANCE AT      CHARGED TO               CHARGED TO
                                         BEGINNING       COSTS AND           OTHER ACCOUNTS        DEDUCTIONS             BALANCE AT
DESCRIPTION                              OF PERIOD        EXPENSES               (DESCRIBE)        (DESCRIBE)          END OF PERIOD
- -----------                              ---------        --------               ----------        ----------          -------------
YEAR  ENDED  JANUARY  29,  1994                                 NONE


YEAR ENDED  JANUARY  30,  1993

ALLOWANCE FOR DOUBTFUL ACCOUNTS         $3,381,000       $         0            $(3,381,000) (3)    $        0         $        0


YEAR  ENDED  FEBRUARY  1,  1992:

ALLOWANCE FOR DOUBTFUL ACCOUNTS         $2,109,000        $2,806,000            $ 1,416,000  (2)    $2,950,000         $3,381,000




(1)  Represents uncollected accounts written off, net of recoveries.

(2) Represents reserve established at the date of purchase of the related accounts receivable (February and October, 1991).

(3)  Accounts receivable net of reserve sold  December 24,  1992.

                  CHARMING  SHOPPES,  INC.  AND  SUBSIDIARIES

         SCHEDULE  X  -  SUPPLEMENTARY  INCOME  STATEMENT  INFORMATION





COLUMN  A                                                             COLUMN  B
- ---------                                                             ---------

                                                           CHARGED TO COSTS & EXPENSES
                                                           ---------------------------

                                              JANUARY 29                JANUARY 30              FEBRUARY 1
ITEM                                                1994                      1993                    1992
- ----                                                ----                      ----                    ----
Advertising costs                           $ 13,242,000              $ 13,058,000           $ 10,709,000



Other costs are not presented as such amounts are less than one percent of total sales and revenues.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHARMING  SHOPPES,  INC.


              S / David V. Wachs
     -------------------------------------------
     By:      David V. Wachs
              Chairman of the Board
              (Chief Executive Officer)





Date:  March 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




              S / David V. Wachs                                 S / Ivan Szeftel
     -------------------------------------------        ---------------------------------------------------
     David V. Wachs,     March 30, 1994                 Ivan Szeftel,     March 30, 1994
     Chairman of the Board                              (Chief Financial Officer)
     (Chief Executive Officer)




              S / Philip Wachs                                   S / Samuel Sidewater
     -------------------------------------------        -------------------------------------------
     Philip Wachs,     March 30, 1994                   Samuel Sidewater,     March 30, 1994
     President and                                      Director
     Vice Chairman of the Board
     (Chief Operating Officer)




              S / Joseph L. Castle II                            S / Mordechay Kafry
     -------------------------------------------        -------------------------------------------
     Joseph L. Castle II,     March 30, 1994            Mordechay Kafry,     March 30, 1994
     Director                                           Director




              S / Eric Specter
     -------------------------------------------
     Eric Specter,     March 30, 1994
     (Chief Accounting Officer)