Form 10-K/A
period 1994-01-29
CHARMING SHOPPES INC
filed 1994-06-03
CIK 19353

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A1



                              (Amendment No. 1)

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

        This amendment to the Registrant's Form 10-K for the year ended January 29, 1994 (the "Original 1994 Form 10-K") amends and modifies the Original 1994 Form 10-K only to reflect the re-filing of Exhibits 10.1.10 and 10.1.12 to the Form 10-K in connection with submission of a supplement to the Registrant's request for confidential treatement filed with the Commission.

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CHARMING  SHOPPES,  INC.



Date: 6/3/94            By: /S/ DAVID V. WACHS
                            --------------------------
                                David V. Wachs
                                Chairman of the Board

                                EXHIBIT INDEX

Exhibit
Number                   Description
- -------                  -----------

+10.1.10 Amendment Agreement, dated September 20, 1993 to Receivables Purchase Agreement dated December 24, 1992 (Referenced in Exhibit 10.1.8)


+10.1.12 Sale and Purchase Agreement between National City Bank, Columbus, N.A. and Fashion Service Corp., dated September 30, 1993


- ---------
+Portions of these exhibits have been omitted and filed separately with Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment. This amendment to the Registrant's Form 10-K for the year ended January 29, 1994 (the "Original 1994 Form 10-K") amends and modifies the Original 1994 Form 10-K only to reflect the re-filing of these exhibits in connection with submission of a supplement to the Registrant's request for confidential treatment filed with the Commission.