Form 10-Q
period 1994-04-30
CHARMING SHOPPES INC
filed 1994-06-13
CIK 19353

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1994

                                       OR

             ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                           Commission File No. 0-7258



                             CHARMING SHOPPES, INC.
             (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                                 23-1721355
    (State or other jurisdiction of         (I.R.S. Employer Identification
    incorporation or organization)          Number)



    450 WINKS LANE BENSALEM, PA                                       19020
    (Address of principal executive offices)                     (Zip Code)



                                 (215) 245-9100
              (Registrant's telephone number, including Area Code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES (X)  NO ( )



    102,784,718 common shares were outstanding as of April 30, 1994.

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                     PAGE


    PART I.   FINANCIAL INFORMATION:


         Item 1.    Financial Statements (Unaudited)


            Consolidated Balance Sheets
               April 30, 1994 and January 29, 1994...................1-2

            Consolidated Statements of Income
               Thirteen weeks ended April 30, 1994 and
               May 1, 1993.............................................3

            Consolidated Statements of Cash Flows
               Thirteen weeks ended April 30, 1994 and
               May 1, 1993.............................................4

            Notes to Consolidated Financial Statements...............5-7


         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............8-9


    PART II.  OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K.................10

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                                                   April 30,   January 29,
                                                     1994         1994
    (In Thousands)                                 --------     --------

    ASSETS

    Current Assets

    Cash and cash equivalents                      $ 29,835     $ 52,390
    Available-for-sale securities                    44,957       45,290
    Merchandise inventories                         297,879      259,527
    Prepayments and other                           106,456       83,097
                                                   --------      -------
    Total Current Assets                            479,127      440,304


    Property, equipment and leasehold improvements  436,651      416,029
    Less: accumulated depreciation and amortization 171,350      161,695
                                                   --------      -------
    Net property, equipment and leasehold
      improvements                                  265,301      254,334

    Available-for-sale securities (including a fair
      value adjustment of $334 and $0, respectively) 83,913       83,695

    Other assets                                     47,986       50,900
                                                   --------     --------
    Total Assets                                   $876,327     $829,233
                                                   ========     ========



    See Notes to Unaudited Consolidated Financial Statements













                                      (1)

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                   April 30,   January 29,
                                                     1994         1994
    (In Thousands Except Shares)                   --------    ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities

    Accounts payable                               $187,910     $147,638
    Accrued expenses                                 94,228       97,234
    Income taxes                                      5,618        8,521
    Current portion - long-term debt                  5,006        5,005
                                                   --------     --------
    Total Current Liabilities                       292,762      258,398

    Deferred taxes                                   26,937       26,437

    Long-term debt                                   22,117       22,298

    Stockholders' Equity
    Common Stock $.10 par value
      Authorized 300,000,000 shares
      Issued and outstanding 102,784,718 and
      102,735,437 shares                             10,278       10,274
    Additional paid in capital                       54,789       54,208
    Deferred employee compensation                   (7,049)      (7,015)
    Unrealized gain (net of income taxes of
      $117 and $0, respectively)                        217            0
    Retained earnings                               476,276      464,633
                                                   --------     --------
    Total Stockholders' Equity                      534,511      522,100
                                                   --------     --------
    Total Liabilities and Stockholders' Equity     $876,327     $829,233
                                                   ========     ========



    See Notes to Unaudited Consolidated Financial Statements








                                      (2)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                               For Thirteen Weeks Ended

    (In Thousands Except Share and                April 30,      May 1,
     Per Share Amounts)                              1994         1993
                                                   --------     --------

    Net sales                                      $297,611     $275,299
    Other income                                      2,175        2,175
                                                   --------     --------
    Total Revenue                                   299,786      277,474
                                                   --------     --------
    Cost of goods sold, buying and
       occupancy expenses                           210,715      190,083
    Selling, general and administrative expenses     67,923       62,961
    Interest expense                                    566          649
                                                   --------     --------
    Total Expenses                                  279,204      253,693
                                                   --------     --------
    Income before income taxes and cumulative
       effect of an accounting change                20,582       23,781
    Income taxes                                      6,627        7,562
                                                   --------     --------
    Income before cumulative effect
       of accounting change                          13,955       16,219
    Cumulative effect of adoption of SFAS 109             0        3,991
                                                   --------     --------
    Net Income                                     $ 13,955     $ 20,210
                                                   ========     ========

    Weighted average number of common shares
       outstanding                               108,145,048  108,719,570
                                                 ===========  ===========
    Per Share Data:
    Income before cumulative effect of
       accounting change                            $.13         $.15
    Cumulative effect of adoption of SFAS 109        .00          .04
                                                    ------       ------
    Net Income                                      $.13         $.19
                                                    ======       ======

    Cash Dividends                                  $.0225       $.0225
                                                    ======       ======



    See Notes to Unaudited Consolidated Financial Statements
                                      (3)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                For Thirteen Weeks Ended
                                                     April 30,     May 1,
    (In Thousands)                                      1994        1993
    Operating Activities                              --------     --------
                                                      $13,955      $20,210
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Deferred income taxes                               500          500
      Depreciation & amortization                      11,018        9,226
      Amortization of deferred compensation expense       646          813
      Gain on sale of available-for-sale securities       (11)          (6)
      Cumulative effect of accounting change                0       (3,991)
      Changes in operating assets and liabilities:
        Prepayments & other                           (23,858)       2,714
        Merchandise inventories                       (38,352)     (40,356)
        Accounts payable                               40,272       37,497
        Accrued expenses                               (3,006)      (7,317)
        Income taxes payable                           (2,903)         279
                                                      --------     --------
    Net Cash (Used in) Provided by
      Operating Activities                             (1,739)      19,569
                                                      --------     --------
    Investing Activities
    Investment in capital assets                       20,622       18,840
    Sales of available-for-sale securities             (4,932)     (11,917)
    Purchases of available-for-sale securities          4,472       49,734
    Increase (decrease) in other assets                (1,550)       8,011
                                                      --------     --------
    Net Cash Used in Investing Activities              18,612       64,668
                                                      --------     --------
    Financing Activities
    Proceeds from long-term borrowings                      0       (1,200)
    Reduction of long-term debt                           180           90
    Proceeds from exercise of stock options              (288)        (240)
    Dividends paid                                      2,312        2,306
                                                      --------     --------
    Net Cash Used in Financing Activities               2,204          956
                                                      --------     --------
    Decrease in Cash and Cash Equivalents             (22,555)     (46,055)
    Cash and Cash Equivalents, Beginning of Year       52,390       98,786
                                                      --------     --------
    Cash and Cash Equivalents, End of Period          $29,835      $52,731
                                                      ========     ========




    See Notes to Unaudited Consolidated Financial Statements

                                      (4)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

    1.   Consolidated Financial Statements

           The consolidated balance sheet as of April 30, 1994, the consolidated statements of income for the three month periods ended April 30, 1994 and May 1, 1993 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1994 and for all periods presented have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 1994 annual report on Form 10-K. The results of operations for the periods ended April 30, 1994 and May 1, 1993 are not necessarily indicative of the operating results for the full year.

    2.   Stockholders' Equity

           During the three months ended April 30, 1994, shareholders' equity changed to reflect the following items: net income of $13,955,000; dividends paid of $2,312,000; amortization of deferred compensation expense of $646,000; an increase in common stock and additional paid in capital of $288,000 from the exercise of options for common stock; a reduction of common stock and additional paid-in capital of $383,000 from the retirement of common stock; an increase in stockholders' equity of $1,357,000 from the cumulative effect of adopting Statement of Financial Accounting Standards No. 115; and a decrease in stockholders' equity of $1,140,000 from the unrealized loss on available-for-sale securities.

    3.  Income Taxes

           Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" and has separately reported the cumulative effect of that change in the Consolidated Statement of Income for the thirteen weeks ended May 1, 1993. SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial

                                      (5)
    statement and income tax carrying value differences. As permitted by SFAS 109, the Company elected not to restate the financial statements for any prior years. The cumulative effect of the change for the thirteen weeks ended May 1, 1993 was an increase in net income of $3,991,000 or $0.04 per share.

    4.  Accounting Changes

           In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."
    The Company adopted the provisions of the new standard for investments held as of or acquired after January 30, 1994. In accordance with SFAS 115, prior period financial statements have not been restated.
    Pursuant to SFAS 115, management has determined that the Company's investments should be classified as available-for-sale. As available-for-sale investments, these securities are carried at fair value (previously carried at amortized cost) and unrealized gains and losses are reported in a separate component of stockholders' equity. The amortized cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses are also included in other income. The cost of securities sold is based on the specific identification method. Interest from investments is included in other income.

    The following is a summary of available-for-sale securities as of April 30, 1994:

    (in thousands)
                                                      Net
                                                   Unrealized   Estimated
                                          Cost     Gain(Loss)   Fair Value
                                        --------     -----      --------

    CAFCO, Inc. certificates            $ 25,552     $   0      $ 25,552
    Municipal bonds                       54,190      (209)       53,981
    Government agency mortgage
      backed securities                   35,209       227        35,436
    Treasury bonds                         2,210       173         2,383
    Low income housing partnerships        3,187         0         3,187
    Preferred stocks                       3,507       162         3,669
    Other                                  4,681       (19)        4,662
                                        --------     -----      --------
                                        $128,536     $ 334      $128,870
                                        ========     =====      ========






                                      (6)

    The contractual maturities of available-for-sale securities at April 30, 1994 were:

    (in thousands)

                                                               Estimated
                                                   Cost        Fair Value
                                                 --------       --------
    Due in one year or less                      $ 44,957       $ 44,957
    Due after one year through five years          13,963         14,117
    Due after five years                           27,713         27,502
                                                 --------       --------
                                                   86,633         86,576
    Mortgage backed securities                     35,209         35,437
    Equity Securities                               6,694          6,857
                                                 --------       --------
                                                 $128,536       $128,870
                                                 ========       ========


































                                      (7)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

    RESULTS OF OPERATIONS

           The following table sets forth, as a percentage of net sales, certain items appearing in the Consolidated Statements of Income for the thirteen week periods ended April 30, 1994 and May 1, 1993.

                                    Thirteen Weeks Ended
                                    April 30,   May 1,
                                      1994       1993
                                    --------------------
    Net Sales                        100.0%     100.0%
                                    --------------------
    Cost of Goods Sold,
    Buying, and Occupancy             70.8       69.1
                                    --------------------
    Selling, General and
    Administrative                    22.8       22.9
                                    --------------------
    Interest Expense                    .2         .2
                                    --------------------
    Income Taxes                       2.2        2.7
                                    --------------------
    Income before cumulative
    effect of accounting changes       4.7        5.9
                                    --------------------
    Cumulative effect of
    adoption of SFAS 109                .0        1.4
                                    --------------------
    Net Income                         4.7%       7.3%
                                    ====================

    Thirteen Weeks Ended April 30, 1994 and May 1, 1993

         Net sales for the first quarter of the fiscal year ending January 28, 1995 ("Fiscal 1995") totaled $297,611,000 as compared to
    $275,299,000 for the corresponding period of the fiscal year ended January 29, 1994 ("Fiscal 1994"), an 8.1% increase. The Company had a 0.3% decrease in sales of existing stores compared to Fiscal 1994. 11.7% of sales for the first quarter of Fiscal 1995 are attributable to stores opened since the first quarter of Fiscal 1994. Sales for stores closed since the first quarter of Fiscal 1994 accounted for 3.3% of sales during that quarter. The number of retail stores increased from 1,236 on May 1, 1993 to 1,344 on April 30, 1994. During the first quarter of Fiscal 1995 the Company opened 19 new stores and closed 8 existing stores. The Company anticipates a net addition of

                                      (8)
    approximately 125 new stores in Fiscal 1995 and a 17% expansion of selling square footage.

         Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 1.7% in the first quarter of Fiscal 1995 as compared with the corresponding period of Fiscal 1994. The primary reasons for this increase were the effect of lower comparative store sales on relatively fixed buying and occupancy costs and a decline in merchandise margins as compared to the prior year.

         Selling, general and administrative expenses expressed as a percentage of sales decreased 0.1% in the first quarter of Fiscal 1995 as compared to the corresponding period of Fiscal 1994. The primary reason for this decrease was the favorable effect of lower interest rates on the costs of the Company's private label credit card program as compared to the corresponding period of the prior year. This was offset by the effects of lower comparative store sales on relatively fixed general and administrative costs.

    LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1994, the Company had working capital of $186,365,000 as compared with $181,906,000 at January 29, 1994. The ratio of current assets to current liabilities was 1.6 to 1 at April 30, 1994 and 1.7 to 1 at January 29, 1994.

         Cash used in operating activities was $1,739,000 during the first three months of Fiscal 1995 as compared to cash provided by operating activities of $19,569,000 during the corresponding period of Fiscal 1994. This decline in cash flow from operations was primarily due to an $18,438,000 increase in accounts receivable of the Company's private label credit card program. These receivables are included in other current assets. The Company has entered into various agreements whereby it can sell the receivables on a revolving basis and all receivables held at April 30, 1994 were subsequently sold during May, 1994.

         Through April 30, 1994, capital expenditures amounted to $20,622,000. During Fiscal 1995, the Company anticipates incurring capital expenditures of approximately $88 million primarily for the construction of 170 new stores, the remodeling and expansion of 80 existing stores, and the expansion of the distribution facility in Greencastle, Indiana. It is anticipated that the capital required for expenditures will be financed principally through internally generated funds.

         Cash dividends were $2,312,000 for the three months ended April 30, 1994 as compared to $2,306,000 for the comparable period of Fiscal 1994.



                                      (9)

    Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None





        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1994






































                                      (10)

                                  SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHARMING SHOPPES, INC.

                                       (Registrant)


    Date:                              S/David V. Wachs

                                       David V. Wachs
                                       (Chairman of the Board)

    Date:                              S/Ivan Szeftel

                                       Ivan Szeftel-Executive Vice
                                       President Finance (Chief Financial
                                       Officer)