Form 10-Q
period 1994-07-30
CHARMING SHOPPES INC
filed 1994-09-12
CIK 19353

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1994

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



    102,797,094 common shares were outstanding as of July 30, 1994.

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                     PAGE


    PART I.   FINANCIAL INFORMATION:


         Item 1.    Financial Statements (Unaudited)


            Consolidated Balance Sheets
               July 30, 1994 and January 29, 1994.....................1-2

            Consolidated Statements of Income
               Thirteen weeks ended July 30, 1994 and
               July 31, 1993............................................3

            Consolidated Statements of Income
               Twenty-six weeks ended July 30, 1994 and
               July 31, 1993............................................4

            Consolidated Statements of Cash Flows
               Twenty-six weeks ended July 30, 1994 and
               July 31, 1993............................................5

            Notes to Consolidated Financial Statements................6-8


         Item 2.      Management's  Discussion  and  Analysis  of Financial
                     Condition and Results of Operations.............9-11


    PART II.  OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security
                     Holders...........................................12

         Item 6.     Exhibits and Reports on Form 8-K..................13

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                                                   July 30,    January  29,
                                                     1994         1994
    (In Thousands)                                 --------   -----------

    ASSETS

    Current Assets

    Cash and cash equivalents                      $ 80,440     $ 52,390
    Available-for-sale securities                    42,476       45,290
    Merchandise inventories                         313,915      259,527
    Prepayments and other                            87,961       83,097
                                                   --------      -------
    Total Current Assets                            524,792      440,304


    Property, equipment and leasehold improvements  451,505      416,029
    Less: accumulated depreciation and amortization 181,469      161,695
                                                   --------     --------
    Net property, equipment and leasehold
      improvements                                  270,036      254,334

    Available-for-sale securities (including
      a fair value adjustment of ($526) and $0,
      respectively)                                  49,447       83,695

    Other assets                                     48,596       50,900
                                                   --------     --------
    Total Assets                                   $892,871     $829,233
                                                   ========     ========



    See Notes to Unaudited Consolidated Financial Statements













                                      (1)

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                   July 30,   January 29,
                                                     1994         1994
    (In Thousands Except Shares)                   --------   -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities

    Accounts payable                               $199,956     $147,638
    Accrued expenses                                 85,503       97,234
    Income taxes                                      2,654        8,521
    Current portion - long-term debt                  5,007        5,005
                                                   --------     --------
    Total Current Liabilities                       293,120      258,398

    Deferred taxes                                   27,437       26,437

    Long-term debt                                   21,937       22,298

    Stockholders' Equity
    Common Stock $.10 par value
      Authorized 300,000,000 shares
      Issued and outstanding 102,797,094 and
      102,735,437 shares                             10,280       10,274
    Additional paid in capital                       54,918       54,208
    Deferred employee compensation                   (6,506)      (7,015)
    Unrealized loss (net of income taxes of
      $184 and $0, respectively)                       (342)           0
    Retained earnings                               492,027      464,633
                                                   --------     --------
    Total Stockholders' Equity                      550,377      522,100
                                                   --------     --------
    Total Liabilities and Stockholders' Equity     $892,871     $829,233
                                                   ========     ========



    See Notes to Unaudited Consolidated Financial Statements









                                      (2)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                               For Twenty-six Weeks Ended

    (In Thousands Except Share and                 July 30,     July 31,
     Per Share   Amounts)                                1994          1993
                                                   --------     --------

    Net sales                                      $621,028     $583,936
    Other income                                      4,571        5,015
                                                   --------     --------
    Total Revenue                                   625,599      588,951
                                                   --------     --------
    Cost of goods sold, buying and
       occupancy expenses                           440,450      402,100
    Selling, general and administrative expenses    136,772      131,522
    Interest expense                                  1,151        1,339
                                                   --------     --------
    Total Expenses                                    578,373       534,961
                                                   --------     --------
    Income before income taxes and cumulative
       effect of an accounting change                47,226       53,990
    Income taxes                                     15,207       17,169
                                                   --------     --------
    Income before cumulative effect
       of accounting change                          32,019       36,821
    Cumulative effect of adoption of SFAS 109             0        3,991
                                                   --------     --------
    Net Income                                     $ 32,019     $ 40,812
                                                   ========     ========

    Weighted average number of common shares
       outstanding                               107,830,329  108,640,007
                                                 ===========  ===========
    Per Share Data:
    Income before cumulative effect of
       accounting change                            $.30         $.34
    Cumulative effect of adoption of SFAS 109        .00          .04
                                                    ------       ------
    Net Income                                      $.30         $.38
                                                    ======       ======

    Cash Dividends                                  $.0450       $.0450
                                                    ======       ======




    See Notes to Unaudited Consolidated Financial Statements
                                      (3)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                               For Thirteen Weeks Ended

    (In Thousands Except Share and                 July 30,     July 31,
     Per Share   Amounts)                                1994          1993
                                                   --------     --------

    Net sales                                      $323,417     $308,637
    Other income                                      2,396        2,840
                                                   --------     --------
    Total Revenue                                   325,813      311,477
                                                   --------     --------
    Cost of goods sold, buying and
       occupancy expenses                           229,735      212,017
    Selling, general and administrative expenses     68,849       68,561
    Interest expense                                    585          690
                                                   --------     --------
    Total Expenses                                    299,169       281,268
                                                   --------     --------
    Income before income taxes                       26,644       30,209
    Income taxes                                      8,580        9,607
                                                   --------     --------
    Net Income                                     $ 18,064     $ 20,602
                                                   ========     ========

    Weighted average number of common shares
       outstanding                               107,515,611  108,560,444
                                                 ===========  ===========

    Per Share Data:

    Net Income                                      $.17         $.19
                                                    ======       ======

    Cash Dividends                                  $.0225       $.0225
                                                    ======       ======











    See Notes to Unaudited Consolidated Financial Statements
                                      (4)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                For Twenty-six Weeks Ended
                                                     July 30,     July 31,
    (In Thousands)                                      1994        1993
    Operating Activities                              -------      -------
    Net income                                        $32,019       $40,812
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Deferred income taxes                             1,000        1,000
      Depreciation & amortization                      22,130       19,474
      Amortization of deferred compensation expense     1,293        1,583
      Gain on sale of available-for-sale securities      (184)         (20)
      Cumulative effect of accounting change                0       (3,991)
      Changes in operating assets and liabilities:
        Prepayments & other                            (5,163)      (3,687)
        Merchandise inventories                       (54,388)     (76,110)
        Accounts payable                               52,318       31,221
        Accrued expenses                              (11,731)      (1,870)
        Income taxes payable                           (5,867)        (762)
                                                      --------     --------
    Net Cash Provided by Operating Activities          31,427        7,650
                                                      --------     --------
    Investing Activities
    Investment in capital assets                      (35,476)     (41,523)
    Sales of available-for-sale securities             65,314       43,720
    Purchases of available-for-sale securities        (28,594)     (56,983)
    Increase in other assets                              (52)      (5,540)
                                                      --------     --------
    Net Cash Provided by (Used in)
    Investing Activities                                1,192      (60,326)
                                                      --------     --------
    Financing Activities
    Proceeds from long-term borrowings                      0        1,200
    Reduction of long-term debt                          (359)        (328)
    Proceeds from exercise of stock options               415          825
    Dividends paid                                     (4,625)      (4,616)
                                                      --------     --------
    Net Cash Used in Financing Activities              (4,569)      (2,919)
                                                      --------     --------
    Increase (Decrease) in Cash and Cash Equivalents   28,050      (55,595)
    Cash and Cash Equivalents, Beginning of Year       52,390       98,786
                                                      --------     --------
    Cash and Cash Equivalents, End of Period         $ 80,440     $ 43,191
                                                      ========     ========





    See Notes to Unaudited Consolidated Financial Statements

                                      (5)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

    1.   Consolidated Financial Statements

           The consolidated balance sheet as of July 30, 1994, the consolidated statements of income for the three and six month periods ended July 30, 1994 and July 31, 1993 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 30, 1994 and for all periods presented have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 1994 annual report on Form 10-K. The results of operations for the periods ended July 30, 1994 and July 31, 1993 are not necessarily indicative of the operating results for the full year.

    2.   Stockholders' Equity

           During the six months ended July 30, 1994, shareholders' equity changed to reflect the following items: net income of $32,019,000; dividends paid of $4,625,000; amortization of deferred compensation expense of $1,293,000; an increase in common stock and additional paid in capital of $315,000 from the exercise of options for common stock; a reduction of common stock and additional paid-in capital of $383,000 from the retirement of common stock; an increase in stockholders' equity of $1,357,000 from the cumulative effect of adopting Statement of Financial Accounting Standards No. 115; and a decrease in stockholders' equity of $1,699,000 from the unrealized loss on available-for-sale securities.

    3.  Income Taxes

           Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" and has separately reported the cumulative effect of that change in the Consolidated Statement of Income for the twenty-six weeks ended July 31, 1993. SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of

                                      (6)
    financial statement and income tax carrying value differences. As permitted by SFAS 109, the Company elected not to restate the financial statements for any prior years. The cumulative effect of the change for the twenty-six weeks ended July 31, 1993 was an increase in net income of $3,991,000 or $0.04 per share.

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

    The following is a summary of available-for-sale securities as of July 30, 1994:

    (in thousands)
                                                      Net
                                                   Unrealized   Estimated
                                          Cost     Gain(Loss)   Fair Value
                                        --------     -----      --------

    CAFCO, Inc. certificates            $ 15,873     $   0      $ 15,873
    Seller certificates                   14,702         0        14,702
    Municipal bonds                       23,280      (501)       22,779
    Government agency mortgage
      backed securities                   12,168      (885)       11,283
    U.S. Treasury and government
      agency bonds                        15,380       796        16,176
    Low income housing partnerships        3,187         0         3,187
    Preferred stocks                       3,178        83         3,261
    Other                                  4,681       (19)        4,662
                                        --------     -----      --------
                                        $ 92,449     $(526)     $ 91,923
                                        ========     =====      ========





                                      (7)

    The contractual maturities of available-for-sale securities at July 30, 1994 were:


    (in thousands)

                                                               Estimated
                                                   Cost        Fair Value
                                                 --------       --------
    Due in one year or less                      $ 42,476       $ 42,476
    Due after one year through five years          16,606         17,401
    Due after five years                           14,833         14,315
                                                 --------       --------
                                                   73,915         74,192
    Mortgage backed securities                     12,168         11,283
    Equity Securities                               6,366          6,448
                                                 --------       --------
                                                 $ 92,449       $ 91,923
                                                 ========       ========


































                                      (8)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

    RESULTS OF OPERATIONS

           The following table sets forth, as a percentage of net sales, certain items appearing in the Consolidated Statements of Income for the thirteen week and twenty-six week periods ended July 30, 1994 and July 31, 1993.

                              Thirteen Weeks Ended  Twenty-six Weeks Ended
                               July 30,   July 31,    July 30,    July 31,
                                 1994       1993          1994         1993
                                --------------------  --------------------
    Net Sales                    100.0%      100.0%       100.0%     100.0%
                                --------------------  --------------------
    Cost of Goods Sold,
    Buying, and Occupancy         71.0       68.7        70.9      68.9
                                --------------------  --------------------
    Selling, General and
    Administrative                21.3       22.2        22.0      22.5
                                --------------------  --------------------
    Interest Expense                .2         .2          .2        .2
                                --------------------  --------------------
    Income Taxes                   2.6         3.1           2.4        3.0
                                --------------------  --------------------
    Income before cumulative
    effect of accounting changes   N/A        N/A         N/A       6.3
                                --------------------  --------------------
    Cumulative effect of
    adoption of SFAS 109           N/A        N/A         N/A        .7
                                --------------------  --------------------
    Net Income                     5.6%        6.7%         5.2%       7.0%
                                --------------------  --------------------

    Thirteen Weeks Ended July 30, 1994 and July 31, 1993

         Net sales for the second quarter of the fiscal year ending January 28, 1995 ("Fiscal 1995") totaled $323,417,000 as compared to
    $308,637,000 for the corresponding period of the fiscal year ended January 29, 1994 ("Fiscal 1994"), a 4.8% increase. The Company had a 4.0% decrease in sales of existing stores compared to Fiscal 1994. 11.0% of sales for the second quarter of Fiscal 1995 are attributable to stores opened since the second quarter of Fiscal 1994. Sales for stores closed since the second quarter of Fiscal 1994 accounted for 2.2% of sales during that quarter. The number of retail stores increased from 1,248 on July 31, 1993 to 1,368 on July 30, 1994.
    During the second quarter of Fiscal 1995 the Company opened 29 new stores and closed 5 existing stores. The Company anticipates a net

                                      (9)
    addition of approximately 100 new stores in Fiscal 1995 and a 14% expansion of selling square footage.

         Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 2.3% in the second quarter of Fiscal 1995 as compared with the corresponding period of Fiscal 1994. The primary reason for this decrease was the October 1993 purchase and resale of private label credit card receivables previously owned and administered by BancOhio National Bank. This transaction lowered the cost of servicing the Company's private label credit card program as compared to the corresponding period of the prior fiscal year. This was partially offset by the effects of lower comparative store sales on relatively fixed general and administrative costs.

         Selling, general and administrative expenses expressed as a percentage of sales decreased 0.9% in the second quarter of Fiscal 1995 as compared to the corresponding period of Fiscal 1994. The primary reason for this decrease was the favorable effect of lower interest rates on the costs of the Company's private label credit card program as compared to the corresponding period of the prior year. This was offset by the effects of lower comparative store sales on relatively fixed general and administrative costs.

    Twenty-six Weeks Ended July 30, 1994 and July 31, 1993

         Net sales for the first two quarters of Fiscal 1995 totaled $621,028,000 as compared to $583,936,000 for the corresponding period of Fiscal 1994, an 6.4% increase. The Company had a 2.2% decrease in sales of existing stores compared to Fiscal 1994. 11.4% of sales for the first two quarters of Fiscal 1995 are attributable to stores opened since the second quarter of Fiscal 1994. Sales for stores closed since the second quarter of Fiscal 1994 accounted for 2.8% of sales during the first two quarters of Fiscal 1994.

         Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 2.0% in the first two quarters of Fiscal 1995 as compared with the corresponding period of Fiscal 1994. The primary reasons for this increase were the effect of lower comparative store sales on relatively fixed buying and occupancy costs and a decline in merchandise margins as compared to the prior year.

         Selling, general and administrative expenses expressed as a percentage of sales decreased 0.5% in the first two quarters of Fiscal 1995 as compared to the corresponding period of Fiscal 1994. The primary reason for this decrease was the favorable effect of the lower cost of servicing the Company's private label credit card program as compared to the corresponding period of the prior year. This was partially offset by the effects of lower comparative store sales on relatively fixed general and administrative costs.




                                      (10)

    LIQUIDITY AND CAPITAL RESOURCES

         At July 30, 1994, the Company had working capital of $231,672,000 as compared with $181,906,000 at January 29, 1994. The ratio of current assets to current liabilities was 1.8 to 1 at July 30, 1994 and
    1.7 to 1 at January 29, 1994.

         Cash provided by operating activities was $31,427,000 during the first six months of Fiscal 1995 as compared to $7,650,000 during the corresponding period of Fiscal 1994. This $23,777,000 increase was primarily due to the relative decrease in the Company's net investment in inventory (inventory increase less accounts payable increase).

         Through July 30, 1994, capital expenditures amounted to $35,476,000. During Fiscal 1995, the Company anticipates incurring capital expenditures of approximately $88 million primarily for the construction of 130 new stores, the remodeling and expansion of 60 existing stores, and the expansion of the distribution facility in Greencastle, Indiana. It is anticipated that the capital required for expenditures will be financed principally through internally generated funds.

         Cash dividends were $4,625,000 for the six months ended July 30, 1994 as compared to $4,616,000 for the comparable period of Fiscal 1994.



























                                      (11)

                          PART II.  OTHER INFORMATION


    Item 4. Submission of Matters to a Vote of Security Holders The Company's annual meeting of shareholders was held on June 28, 1994.

    Election of Directors

    The following nominees were elected as Directors of the Company:

    NOMINEE                        NUMBER OF VOTES          TERM
                                 FOR        WITHHELD

    Mordechay Kafry           84,000,078    2,247,537       1997

    Marvin L. Slomowitz       84,077,931    2,169,684       1997

    Geoffrey W. Levy          84,399,834    1,847,781       1997

    APPROVAL OF EMPLOYEE STOCK PURCHASE PLAN

    The proposal for the adoption of the Employee Stock Purchase Plan was approved and received the votes of the number of shares set forth below:

       FOR         AGAINST      ABSTAIN      BROKER NONVOTES


    82,694,410     679,131     2,452,674         421,400























                                      (12)

    Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None





        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended July 30, 1994






































                                      (13)

                                  SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CHARMING        SHOPPES,       INC.
                                       -----------------------------------
                                       (Registrant)


    Date:   September 12, 1994         S/David V. Wachs
            ------------------         -----------------------------------
                                       David V.  Wachs
                                       (Chairman of the Board)

    Date:   September 12, 1994         S/Ivan Szeftel
            ------------------         -----------------------------------
                                       Ivan     Szeftel-Executive      Vice
                                       President Finance (Chief Financial
                                       Officer)