Form 10-Q/A
period 1994-07-30
CHARMING SHOPPES INC
filed 1994-12-09
CIK 19353

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



                             CHARMING SHOPPES, INC
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




                                       CHARMING SHOPPES, INC.
                                       -----------------------------------
                                       (Registrant)


    Date:   September 12, 1994         S/David V. Wachs
            ------------------         -----------------------------------
                                       David V. Wachs
                                       (Chairman of the Board)

    Date:   September 12, 1994         S/Ivan Szeftel
            ------------------         ------------------------------------
                                       Ivan Szeftel-Executive Vice
                                       President Finance (Chief Financial
                                       Officer)