Form 10-Q
period 1994-10-29
CHARMING SHOPPES INC
filed 1994-12-13
CIK 19353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1994

OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File No. 0-7258



CHARMING SHOPPES, INC.
Exact name of registrant as specified in its charter)


PENNSYLVANIA                                                 23-1721355
- ------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)



450 WINKS LANE BENSALEM, PA                                       19020
- ------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



                             (215) 245-9100
                             --------------
(Registrant's telephone number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES (X)  NO ( )



102,824,853 common shares were outstanding as of October 29, 1994.







CHARMING SHOPPES, INC. AND SUBSIDIARIES

INDEX


                                                                    PAGE


PART I.   FINANCIAL INFORMATION:


     Item 1.    Financial Statements (Unaudited)


        Consolidated Balance Sheets
           October 29, 1994 and January 29, 1994.....................1-2

        Consolidated Statements of Income
           Thirteen weeks ended October 29, 1994 and
           October 30, 1993............................................3

        Consolidated Statements of Income
           Thirty-nine weeks ended October 29, 1994 and
           October 30, 1993............................................4

        Consolidated Statements of Cash Flows
           Thirty-nine weeks ended October 29, 1994 and
           October 30, 1993............................................5

        Notes to Consolidated Financial Statements...................6-8


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................9-11


PART II.  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K.....................12




















CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                               October 29,   January 29,
                                                  1994          1994
(In Thousands)

ASSETS
Current Assets

Cash and cash equivalents                          $ 18,466     $ 52,390
Available-for-sale securities                        47,689       45,290
Merchandise inventories                             333,782      259,527
Prepayments and other                                93,229       83,097
                                                   --------     --------
Total Current Assets                                493,166      440,304


Property, equipment and leasehold improvements      470,845      416,029
Less: accumulated depreciation and amortization     192,084      161,695
                                                   --------     --------
Net property, equipment and leasehold
  improvements                                      278,761      254,334

Available-for-sale securities (including
  a fair value adjustment of ($1,804) and $0,
  respectively)                                      78,197       83,695

Other assets                                         52,186       50,900
                                                   --------    ---------
Total Assets                                       $902,310     $829,233
                                                   ========    =========



See Notes to Unaudited Consolidated Financial Statements










(1)








CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                               October 29,   January 29,
                                                  1994          1994
(In Thousands Except Shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                  $193,895     $147,638
Accrued expenses                                    94,122       97,234
Short-term debt                                      8,500            0
Income taxes                                             0        8,521
Current portion - long-term debt                     5,006        5,005
                                                  --------     --------
Total Current Liabilities                          301,523      258,398

Deferred taxes                                      27,937       26,437

Long-term debt                                      17,473       22,298

Stockholders' Equity
Common Stock $.10 par value
  Authorized 300,000,000 shares
  Issued and outstanding 102,824,853 and
  102,735,437 shares                                10,282       10,274
Additional paid in capital                          54,916       54,208
Deferred employee compensation                      (5,867)      (7,015)
Unrealized loss (net of income taxes of
  $632 and $0, respectively)                        (1,172)           0
Retained earnings                                  497,218      464,633
                                                  --------     --------
Total Stockholders' Equity                         555,377      522,100
                                                  --------     --------
Total Liabilities and Stockholders' Equity        $902,310     $829,233
                                                  ========     ========

See Notes to Unaudited Consolidated Financial Statements






(2)








CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For Thirty-nine Weeks Ended

(In Thousands Except Share and               October 29,     October 30,
 Per Share Amounts)                             1994            1993

Net sales                                      $927,311        $896,936
Other income                                      7,056           7,186
                                               --------        --------
Total Revenue                                   934,367         904,122
                                               --------        --------
Cost of goods sold, buying and
   occupancy expenses                           669,472         620,730
Selling, general and administrative expenses    206,717         205,216
Interest expense                                  1,712           1,953
                                               --------        --------
Total Expenses                                  877,901         827,899
                                               --------        --------
Income before income taxes and cumulative
   effect of an accounting change                56,466          76,223
Income taxes                                     16,940          24,239
                                               --------         -------
Income before cumulative effect
   of accounting change                          39,526          51,984
Cumulative effect of adoption of SFAS 109             0           3,991
                                               --------        --------
Net Income                                     $ 39,526        $ 55,975
                                               ========        ========

Weighted average number of common shares
outstanding                                 107,571,411     108,498,360
                                            ===========     ===========
Per Share Data:
Income before cumulative effect of
   accounting change                           $.37           $.48
Cumulative effect of adoption of SFAS 109       .00            .04
                                               ----           ----
Net Income                                     $.37           $.52
                                               ====           ====
Cash Dividends                                 $.0675         $.0675
                                               ======         ======

See Notes to Unaudited Consolidated Financial Statements


(3)








CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For Thirteen Weeks Ended

In Thousands Except Share and                October 29,     October 30,
Per Share Amounts)                              1994            1993

Net sales                                      $306,283       $313,000
Other income                                      2,485          2,171
                                               --------       --------
Total Revenue                                   308,768        315,171
                                               --------       --------
Cost of goods sold, buying and
   occupancy expenses                           229,022        218,630
Selling, general and administrative expenses     69,945         73,694
Interest expense                                    561            614
                                               --------       --------
Total Expenses                                  299,528        292,938
                                               --------       --------
Income before income taxes                        9,240         22,233
Income taxes                                      1,733          7,070
                                               --------       --------
Net Income                                     $  7,507       $ 15,163
                                               ========       ========
Weighted average number of common shares
   outstanding                              107,053,574    108,215,066
                                            ===========    ===========

Per Share Data:

Net Income                                       $.07           $.14
                                                 ====           ====
Cash Dividends                                   $.0225         $.0025
                                                 ======         ======







See Notes to Unaudited Consolidated Financial Statements




(4)





CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


                                             For Thirty-nine Weeks Ended

                                             October 29,     October 30,
(In Thousands)                                  1994            1993
Operating Activities
Net income                                          $39,526     $55,975
Adjustments to reconcile net income to net
cash provided by operating activities:
   Deferred income taxes                              1,500       1,500
   Depreciation & amortization                       34,590      29,498
   Amortization of deferred compensation expense      1,910       2,385
   Gain on sale of available-for-sale securities       (177)        (66)
   Cumulative effect of accounting change                 0      (3,991)
   Changes in operating assets and liabilities:
   Prepayments & other                              (10,069)     (6,118)
   Merchandise inventories                          (74,255)    (90,390)
   Accounts payable                                  46,257      38,304
   Accrued expenses                                  (3,112)      7,493
   Income taxes payable                              (8,521)     (2,490)
                                                    -------     -------
Net Cash Provided by Operating Activities            27,649      32,100
                                                   --------    --------
Investing Activities
Purchase of accounts receivable                           0    (186,857)
Investment in capital assets                        (54,816)    (67,928)
Sales of available-for-sale securities               75,572      59,136
Purchases of available-for-sale securities          (74,100)    (76,735)
Increase in other assets                             (5,487)     (9,951)
                                                   --------    --------
Net Cash Used in Investing Activities               (58,831)   (282,335)
                                                   --------    --------
Financing Activities
Sale of account receivable                                0     186,857
Proceeds from long-term borrowings                        0       1,200
Proceeds from short-term borrowings                   8,500           0
Reduction of long-term debt                          (4,824)     (4,733)
Proceeds from exercise of stock options                 523         870
Dividends paid                                       (6,941)     (6,925)
                                                   --------    --------
Net Cash Provided by (Used in)
   Financing Activities                              (2,742)    177,269
                                                   --------    --------
Increase (Decrease) in Cash and Cash Equivalents    (33,924)    (72,966)
Cash and Cash Equivalents, Beginning of Year         52,390      98,786
                                                   --------    --------
Cash and Cash Equivalents, End of Period           $ 18,466    $ 25,820
                                                   ========    ========
See Notes to Unaudited Consolidated Financial Statements
(5)





CHARMING SHOPPES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Consolidated Financial Statements

       The consolidated balance sheet as of October 29, 1994, the consolidated statements of income for the three and nine month periods ended October 29, 1994 and October 30, 1993 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 29, 1994 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 1994 annual report on Form 10-K. The results of operations for the periods ended October 29, 1994 and October 30, 1993 are not necessarily indicative of the operating results for the full year.

2.   Stockholders' Equity

       During the nine months ended October 29, 1994, shareholders' equity changed to reflect the following items: net income of $39,526,000; dividends paid of $6,941,000; amortization of deferred compensation expense of $1,910,000; an increase in common stock and additional paid in capital of $416,000 from the exercise of options for common stock; a reduction of common stock and additional paid-in capital of $462,000 from the retirement of common stock; an increase in stockholders' equity of $1,357,000 from the cumulative effect of adopting Statement of Financial Accounting Standards No. 115; and a decrease in stockholders' equity of $2,529,000 from the unrealized loss on available-for-sale securities.

3.  Income Taxes

       Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" and has separately reported the cumulative effect of that change in the Consolidated Statement of Income for the thirty-nine weeks ended October 30, 1993. SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the

(6)







liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences. As permitted by SFAS 109, the Company elected not to restate the financial statements for any prior years. The cumulative effect of the change for the thirty-nine weeks ended October 30, 1993 was an increase in net income of $3,991,000 or $0.04 per share.

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

The following is a summary of available-for-sale securities as of October 29, 1994:

(in thousands)
                                                  Net
                                              Unrealized   Estimated
                                      Cost    Gain(Loss)  Fair Value
                                    --------   -------      --------
CAFCO, Inc. certificates            $ 28,706     $   0      $ 28,706
Seller certificates                   15,082         0        15,082
Municipal bonds                       45,938      (740)       45,198
Government agency mortgage
  backed securities                   11,562    (1,414)       10,148
U.S. Treasury and government
  agency bonds                        15,352       400        15,752
Low income housing partnerships        3,187         0         3,187
Preferred stocks                       3,182       (31)        3,151
Other                                  4,681       (19)        4,662
                                    --------   -------      --------
                                    $127,690   $(1,804)     $125,886
                                    ========   =======      ========

(7)








The contractual maturities of available-for-sale securities at October 29, 1994 were:


(in thousands)

                                                           Estimated
                                               Cost        Fair Value
                                             --------       --------
Due in one year or less                      $ 47,722       $ 47,722
Due after one year through five years          48,144         48,633
Due after five years                           13,893         13,045
                                             --------       --------
                                              109,759        109,400
Mortgage backed securities                     11,562         10,148
Equity Securities                               6,369          6,338
                                             --------       --------
                                             $127,690       $125,886
                                             ========       ========
































(8)








MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

RESULTS OF OPERATIONS

       The following table sets forth, as a percentage of net sales, certain items appearing in the Consolidated Statements of Income for the thirteen week and thirty-nine week periods ended October 29, 1994 and October 30, 1993.

                            Thirteen Weeks Ended Thirty-nine Weeks Ended
                             Oct. 29,   Oct. 30,    Oct. 29,   Oct. 30,
                               1994       1993        1994       1993
                            --------------------   --------------------
Net Sales                    100.0%     100.0%       100.0%    100.0%
                            --------------------   --------------------
Cost of Goods Sold,
Buying, and Occupancy         74.8       69.8        72.2      69.2
                            --------------------   --------------------
Selling, General and
Administrative                22.8       23.6        22.3      22.9
                            --------------------   --------------------
Interest Expense                .2         .2          .2        .2
                            --------------------   --------------------
Income Taxes                   0.5        2.3         1.9       2.7
                            --------------------   --------------------
Income before cumulative
effect of accounting changes   N/A        N/A         N/A       5.8
                            --------------------   --------------------
Cumulative effect of
adoption of SFAS 109           N/A        N/A         N/A        .4
                            --------------------   --------------------
Net Income                     2.5%       4.8%        4.3%      6.2%
                            --------------------   --------------------

Thirteen Weeks Ended October 29, 1994 and October 30, 1993

       Net sales for the third quarter of the fiscal year ending January 28, 1995 ("Fiscal 1995") totaled $306,283,000 as compared to
$313,000,000 for the corresponding period of the fiscal year ended January 29, 1994 ("Fiscal 1994"), a 2.2% decrease. The Company had a 9.6% decrease in sales of existing stores compared to Fiscal 1994. 9.8% of sales for the third quarter of Fiscal 1995 are attributable to stores opened since the third quarter of Fiscal 1994. Sales for stores closed since the third quarter of Fiscal 1994 accounted for 2.3% of sales during that quarter. The decrease in sales from existing stores was

(9)








primarily attributable to the lack of consumer acceptance of the Company's Fall merchandise assortment and a general weakness in women's apparel sales. The Company has and continues to make changes in its' ongoing merchandise strategy so as to endeavor to address this decline in sales. However, the Company anticipates that same store sales in the fourth quarter will continue to be below last year's levels.

       The number of retail stores increased from 1,287 on October 30, 1993 to 1,390 on October 29, 1994. During the third quarter of Fiscal 1995 the Company opened 33 new stores and closed 11 existing stores.
The Company had a net addition of 95 new stores in Fiscal 1995 and a 13% expansion of selling square footage.

       Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 5.0% in the third quarter of Fiscal 1995 as compared with the corresponding period of Fiscal 1994. The increase in cost of goods sold was attributable to aggressive promotions which were initiated to stimulate consumer demand. This caused markdowns to be taken earlier and more frequently then planned. Buying and occupancy expenses increased as a percent of sales due to lower comparative sales on relatively fixed buying and occupancy costs.

       Selling, general and administrative expenses expressed as a percentage of sales decreased 0.8% in the third quarter of Fiscal 1995 as compared to the corresponding period of Fiscal 1994. The primary reason for this decrease was the October, 1993 purchase and resale of private label credit card receivables previously owned and administered by BancOhio National Bank. This transaction lowered the cost of servicing the Company's private label credit card program as compared to the corresponding period of the prior fiscal year. This was partially offset by the effect of lower comparative store sales on relatively fixed general and administrative costs.

       The effective rate of income taxes as a percent of income before income taxes decreased to 18.8% for the third quarter of Fiscal 1995 as compared to 31.8% for the corresponding period of Fiscal 1994. This reduction is attributable to the cumulative annual effect of permanent tax benefits applied to lower pretax income.

Thirty-nine Weeks Ended October 29, 1994 and October 30, 1993

       Net sales for the first three quarters of Fiscal 1995 totaled $927,311,000 as compared to $896,936,000 for the corresponding period of Fiscal 1994, a 3.4% increase. The Company had a 4.8% decrease in sales of existing stores compared to Fiscal 1994. 10.8% of sales for the first three quarters of Fiscal 1995 are attributable to stores opened since the third quarter of Fiscal 1994. Sales for stores closed since the third quarter of Fiscal 1994 accounted for 2.6% of sales during the first three quarters of Fiscal 1994.

(10)








       Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 3.0% in the first three quarters of Fiscal 1995 as compared with the corresponding period of Fiscal 1994. The primary reasons for this increase were the effect of lower comparative store sales on relatively fixed buying and occupancy costs and a decline in merchandise margins as compared to the prior year.

       Selling, general and administrative expenses expressed as a percentage of sales decreased 0.6% in the first three quarters of Fiscal 1995 as compared to the corresponding period of Fiscal 1994. The primary reason for this decrease was the favorable effect of the lower cost of servicing the Company's private label credit card program as compared to the corresponding period of the prior year. This was partially offset by the effect of lower comparative store sales on relatively fixed general and administrative costs.

       The effective rate of income taxes as a percent of income before income taxes decreased to 30.0% for the first three quarters of Fiscal 1995 as compared to 31.8% for the corresponding period of Fiscal 1994. This reduction is attributable to the effect of permanent tax benefits applied to lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

       At October 29, 1994, the Company had working capital of $191,643,000 as compared with $181,906,000 at January 29, 1994. The ratio of current assets to current liabilities was 1.6 to 1 at October 29, 1994 and 1.7 to 1 at January 29, 1994.

       Cash provided by operating activities was $27,649,000 during the first nine months of Fiscal 1995 as compared to $32,100,000 during the corresponding period of Fiscal 1994. This $4,451,000 decrease was primarily due to lower net income which was offset by the relative decrease in the Company's net investment in inventory (inventory increase less accounts payable increase).

       Through October 29, 1994, capital expenditures amounted to $54,816,000. During Fiscal 1995, the Company anticipates incurring capital expenditures of approximately $75 million primarily for the construction of 126 new stores, the remodeling and expansion of 60 existing stores, and the expansion of the distribution facility in Greencastle, Indiana. It is anticipated that the capital required for expenditures will be financed principally through internally generated funds.

       Cash dividends were $6,941,000 for the nine months ended October 29, 1994 as compared to $6,925,000 for the comparable period of Fiscal 1994.


(11)








Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None





     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended October 29, 1994





































(12)








SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHARMING SHOPPES, INC.
                                   ----------------------------------
                                   (Registrant)


Date:   December 12, 1994          S/David V. Wachs
        ------------------         -----------------------------------
                                   David V. Wachs
                                   (Chairman of the Board)

Date:   December 12, 1994          S/Ivan Szeftel
        ------------------         ------------------------------------
                                   Ivan Szeftel-Executive Vice
                                   President Finance (Chief Financial
                                   Officer)