Form 10-K405
period 1995-01-28
CHARMING SHOPPES INC
filed 1995-04-24
CIK 19353

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.   20549
                                  FORM   10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                  January 28, 1995
                         -------------------------------------------
OR
/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from                     to
                               -------------------------------------

Commission file number    0-7258
                          ------

- -----------------------------------------------------------------------------


                            CHARMING SHOPPES, INC.
                            ----------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                                      23-1721355
- --------------------------                                                 ----------
(State or other jurisdiction of                                         (IRS Employer
incorporation or organization)                                    Identification No.)

450 Winks Lane,  Bensalem,        Pennsylvania                              19020
- ----------------------------------------------                              -----
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code             (215) 245-9100
                                                  ---------------------------
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:


                   Common stock (par value $.10 per share)
- -----------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        /X/  YES  / /  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.      /X/

As of February 28, 1995, 102,902,521 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on February 28, 1995) held by non affiliates was approximately $590 million.

DOCUMENTS INCORPORATED BY REFERENCE:   As stated in Part III of this annual
report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this annual report.

                            CHARMING SHOPPES, INC.
                        1995 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS



                                                 PART  I
                                                 -------
Item 1        Business
                 General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
                 Merchandising and Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
                 Purchasing.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                 Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                 Stores . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                 Store Management and Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 Trademarks and Servicemarks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2        Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 4        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .   8

Item 4a       Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


                                                 PART  II
                                                 --------

Item 5        Market for Registrant's Common Equity and Related Stockholders' Matters . . . . . . . . . .   9

Item 6        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 7        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 8        Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 9        Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32


                                                 PART  III
                                                 ---------

Item 10        Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .  32

Item 11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 12        Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .  32

Item 13        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .  32


                                                 PART  IV
                                                 --------

Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . .  33

                                    PART  I


ITEM 1     BUSINESS

GENERAL

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates, through its subsidiary corporations, 1,428 women's specialty apparel stores in 46 states. Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly owned subsidiaries. The Company's "Fashion Bug" stores specialize in selling, at moderate and popular prices, a wide variety of junior, misses, womens, girls and large size sportswear, dresses, coats, suits, lingerie, accessories, and casual footwear to women principally in the 15 to 45 year old age group. The Company's "Fashion Bug Plus" stores sell similar merchandise primarily for the large size woman. The Company also sells men's sportswear, accessories and coats in the majority of its Fashion Bug stores.

The Company's stores sell both brand name merchandise and specially manufactured garments under one of the Company's private labels. The Company's policies of advertising, promotion and the offering of its chain-wide charge card permit the Company to operate successfully in smaller malls and strip shopping centers, as well as in regional malls.


MERCHANDISING AND MARKETING

The Company's policy is to stock each store with a broad selection and full range of sizes of current fashions at moderate and popular prices. Rather than a narrow assortment of high-fashion merchandise targeted at a single age group, the stores offer a broad selection of contemporary and classic clothing which appeals to a wide range of lower middle to middle income customers. Through its merchandise information system, the Company constantly monitors the demands of its customers for style and price in order to restock inventories with a selection desirable to each particular store's customers. The Company has also responded to demographic changes and consumer preferences by providing greater fashion selection in misses and large sizes and better quality at attractive prices.

Merchandise sold by the Company is produced by a large number of manufacturers in the United States and abroad, and the Company constantly evaluates merchandise that is offered in the world markets. Approximately 75% of the merchandise sold is private label, primarily under the "Stefano" and "Maggie Lawrence" labels. The private label program was developed as a result of customer demand for better quality merchandise, comparable to certain national brands, at lower prices. Our product developers use a computer-aided design
(CAD) system to design and continually update a wide variety of merchandise. The Company then contracts directly with domestic and foreign manufacturers to have goods manufactured to our specifications (construction, fabric, fit and style), which are sold at attractive prices while providing higher-than-average markup for the Company. Use of the private label program requires the Company to contract for merchandise in advance of its intended selling season, thus exposing the Company to markdowns of merchandise caused by changes in customer preferences (see "Purchasing").

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

The retail sale of women's apparel is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. The Company cannot estimate the number of competitors or its relative competitive position, due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display and price, as well as store location, design, advertising and promotion and personalized service to the customers. The Company believes that its strategy in specializing in fashionable merchandise, for the misses, junior, girls and large size women customers, and its ability to effect volume purchases to pass cost savings to its customers are important elements in its operations.

The Company encourages credit sales on its private label charge card. The private label charge program has approximately 3,500,000 active accounts which account for 39% of retail sales. The Company believes that the charge card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for direct mail promotion and encouraging incremental sales. Since 1989, the Company has been purchasing portions of its credit card receivables from various financial institutions. During October 1993, the Company completed this acquisition and now controls and services its entire private label credit card file. The Company has entered into various agreements whereby it securitizes and sells substantially all of these receivables. In each securitization, the receivables were transferred to a trust which issued certificates representing ownership interests in the trust. These agreements provide for the Company to continue to service the receivables and control credit policies. This allows the Company to continue to fund receivable growth, provide customer service and collect past-due accounts. Accordingly, its relationship with its credit card customers is not affected by the securitization agreements. The Company's charge card portfolio is administered by Spirit of America National Bank, a national association and wholly-owned subsidiary of the Company. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities. An increase in short-term interest rates could have an adverse effect on credit costs. The Company uses interest rate caps and swaps in an attempt to mitigate the effect of rising interest rates (see "Item 8, Financial Statements and Supplementary Data; Notes to Financial Statements -- Derivative Financial Instruments Held For Purposes Other Than Trading" for a complete discussion).

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

The Company emphasizes customer service, including the presence of salespeople in the stores, rather than self-service; lay-away plans; and acceptance of merchandise returns for cash or credit within a reasonable time period.

PURCHASING

Purchasing is conducted on a departmental basis for each of the "Fashion Bug" and "Fashion Bug Plus" merchandise groups by a staff of buyers supervised by one or more merchandise managers. The Company believes that specialization of buyers within their departments enhances their expertise in obtaining quality merchandise at a cost which will permit attractive selling prices, while obtaining the desired markup for the Company.

The merchandising staff obtains store and chain-wide inventory information generated by a merchandise information system utilizing point-of-sale terminals, through which merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted to actual sales and make merchandising decisions, as indicated, including re-order, markdowns and changes in the buying plans for upcoming seasons.

The Company does not own or operate any significant manufacturing facilities. During the fiscal year ended January 28, 1995, the Company purchased merchandise from approximately 700 suppliers, none of which accounted for more than 4% of its purchases. The Company's wholly-owned contracting and buying subsidiaries are headquartered in Hong Kong. Through this office, the Company conducts its sourcing operations in 23 countries with offices in 14 of these countries. Sovereignty over Hong Kong will be transferred from the United Kingdom to the Peoples Republic of China during fiscal 1998. Any event that causes a sudden disruption in the flow of or significantly increases the cost of imported merchandise could have a materially adverse effect on the Company's operations.


DISTRIBUTION

The Company operates two distribution centers. One is located in Bensalem, Pennsylvania, adjacent to the Company's corporate headquarters. This automated facility, which also contains executive, administrative and buying offices, occupies approximately 515,000 square feet. The second distribution facility is located in Greencastle, Indiana. The 150 acre tract of land contains a building of approximately 350,000 square feet. During fiscal 1996, the Company will complete a 175,000 square foot expansion of this facility. Upon completion of this expansion, the Company estimates that it will have the ability to service over 2,000 stores from these two distribution centers.

The great majority of merchandise purchased by the Company is received at these centers, where it is prepared for distribution to the stores. The functions performed at these central facilities include quality control inspection, receiving, ticketing, packing and shipping. The Company's automated sortation system in its Bensalem, Pennsylvania distribution center has enhanced the flow of merchandise from receipt to shipment. A similiar system will be implemented in the Greencastle, Indiana facility during fiscal 1996. Shipments to each store are made by trucks operated principally by common carriers. The Company utilizes a computerized automated distribution model which has enhanced the efficiency of the distribution department and enables that department to build various attributes into each store's plan to determine not only the number of units, but the type of unit to be distributed to each store.

The Company operates a program of shipping direct from the supplier certain merchandise as a complement to its centralized distribution capability. Direct shipping of certain merchandise increases the Company's flexibility and saves time in the distribution of goods.

STORES

Substantially all of the Company's 1,428 stores are located in enclosed shopping malls and strip shopping centers which are situated primarily in suburban metropolitan areas and smaller towns. The Company's extensive promotional policies enable it to operate stores successfully in a variety of shopping environments, whereas many of its competitors rely principally on regional mall traffic (see "Merchandising and Marketing" above). Typically, stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.

The Company experiences a normal seasonal sales pattern for the retail apparel industry, with its peak sales occurring during the Christmas, Easter and back-to-school seasons and the period preceding Mother's Day. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonable merchandise over from one season to another. Sales for the four quarters of the fiscal year ended January 28, 1995, as a percent of total sales, were 23.4, 25.4 , 24.1 and 27.1, respectively.

The "Fashion Bug" stores range in size, generally, from 6,000 square feet to 16,000 square feet, averaging approximately 9,500 square feet. The "Fashion Bug Plus" stores range in size, generally, from 3,000 square feet to 5,000 square feet, averaging approximately 3,900 square feet. Total square feet of leased space as of the fiscal year ended January 28, 1995, increased to 13,073,000 from 11,468,000 as of the fiscal year ended January 29, 1994, a 14% increase.

The Company's store expansion policy over the past five fiscal years, is set forth in the following tables:

                                                                    FISCAL YEAR ENDED
                                            -------------------------------------------------------------------

NUMBER OF                                    FEB 2           FEB 1      JAN 30        JAN 29            JAN 28
STORES                                        1991            1992        1993          1994              1995
- ------                                        ----            ----        ----          ----              ----

Open at beginning of period                   1013            1058        1137          1220              1333
Opened during period                           116             111         129           157               126
Closed or combined during period               (71)            (32)        (46)          (44)              (31)
                                              ----            ----        ----          ----             -----

                                              1058            1137        1220          1333              1428
                                              ----            ----        ----          ----              ----


                                                                    FISCAL YEAR ENDED
                                            -------------------------------------------------------------------

                                             FEB 2           FEB 1      JAN 30        JAN 29            JAN 28
STORE  TYPE                                   1991            1992        1993          1994              1995
- -----------                                   ----            ----        ----          ----              ----

Fashion Bug                                    909            1011        1116          1248              1346
Fashion Bug Plus                               149             126         104            85                82
                                               ---             ---        ----           ---

                                              1058            1137        1220          1333              1428
                                              ----            ----        ----          ----              ----

The Company plans to open approximately 60 new stores and close approximately 45 existing stores during the 1996 fiscal year. The Company also plans to expand or remodel approximately 10 existing stores. The reduction in new store openings in fiscal 1996 as compared to fiscal 1995 is primarily attributable to the Company's efforts on improving existing stores and a decision to focus store growth in its core markets in the Northeast, Mid-Atlantic and Mid-Western states. The new and expanded stores will average approximately 12,500 square feet in size while the stores being closed average 7,500 square feet. This will result in a 4% increase in square feet of leased space during fiscal 1996. The factors considered in locating new stores and closing existing stores include the demographics of the surrounding area, the availability of suitable locations, competition in the immediate area, negotiation of satisfactory lease terms, the principal specialty and "anchor" stores, expected customer traffic and the location of the Company's store within the shopping center.


STORE MANAGEMENT AND EMPLOYEES

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager who are in daily operational control. The Company's 166 supervisors travel to all stores on a frequent basis, to supervise store operations. Generally, store managers are appointed from the group of assistant managers, and supervisors are appointed from the group of existing store managers. It is a policy of the Company to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling and reporting through point-of-sale terminals. As of January 28, 1995, the Company employed approximately 16,600 people, approximately 8,400 of whom were employed on a part-time basis. In addition, a number of temporary employees are hired during the Christmas season.


TRADEMARKS AND SERVICEMARKS

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

ITEM 2     PROPERTIES

The Company primarily leases all store premises. During Fiscal 1995, seven stores opened on premises which are owned by the Company which brings to eleven the number of Company-owned stores. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales and payment of real estate taxes and common area charges. With respect to stores open as of January 28, 1995, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                                              Number
                                                           of Leases
                                  Period                    Expiring
                                  ------                    --------
                                  1995                             8
                                  1996 - 2000                     50
                                  2001 - 2005                    111
                                  2006 - 2010                    266
                                  2011 - 2015                    272
                                  2016 - 2042                    710


The Company owns a 515,000 square foot distribution center in Bensalem, Pennsylvania and a 350,000 square foot distribution center in Greencastle, Indiana (see Item 1 "Business - Distribution").

The Company owns approximately 22 acres in two parcels across the street from the Company's existing offices and distribution center. This 22 acre tract contains a 110,000 square foot office building which houses the Company's data processing facility and additional administrative offices. Spirit of America National Bank, the Company's private label credit card operation, occupies 15,000 square feet of leased office space in Milford, Ohio. The Company owns or leases a total of 100,000 square feet of office and warehouse space in Hong Kong.



ITEM 3     LEGAL PROCEEDINGS

On December 10, 1993, the Company and a wholly owned subsidiary received federal grand jury subpoenas seeking the production of certain leases to which store operating subsidiaries of the Company ("Store Subsidiaries") are parties and other related documents. The subpoenas were issued in conjunction with an investigation by the United States Attorney in Philadelphia, Pennsylvania concerning the Store Subsidiaries' claims for payment of "construction allowances" from certain of their landlords. The allowances, which were negotiated between the Store Subsidiaries and the landlords of certain of their retail stores, relate to expenses incurred in altering and furnishing the landlords' premises to make such space suitable for conducting the Store Subsidiaries' retail operations. The Company provided information in response to the subpoenas and cooperated with the office of the United States Attorney. The Company has been advised that the investigation has been terminated and that the United States Attorney has declined to prosecute the matter any further.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.



ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

The following list contains certain information relative to Executive Officers of the Company. There are no family relationships among any Executive Officers, except that David V. Wachs is the father of Philip and Michael Wachs. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during June, 1995, or until their successors are duly elected and qualified.

David V. Wachs, 69, has been Chairman of the Board since 1971 and Chief Executive Officer since February, 1988. He also served as President of the Company from January, 1989 until March, 1990 when he was succeeded as President by Philip Wachs. Mr. Wachs' term as a Director expires in 1996.

Philip Wachs, 39, has been President and Chief Operating Officer since March, 1990 and Vice Chairman of the Board since June, 1989. Prior to his appointment as President, he served as Executive Vice President - Real Estate for over five years. Mr. Wachs' term as a Director expires in 1995.

Mordechay Kafry, 42, has served as a Director since January, 1990, and as Executive Vice President - Merchandise Procurement for more than five years. Mr. Kafry's term as a Director expires in 1997.

Samuel Sidewater, 57, has served as a Director since September, 1988. He has served as Executive Vice President - New Business Development since August, 1990, and prior to that time he served as Executive Vice President - Merchandising for more than five years. Mr. Sidewater's term as a Director expires in 1996.

Anthony A. DeSabato, 46, has served as Executive Vice President and Corporate Director of Human Resources for more than five years.

Elaine Lefkowith, 49, has served as Executive Vice President Merchandising since May, 1994. Prior to that time, she was with The Limited, Inc. as Executive Vice President and General Manager of the Cacique Division from April, 1992 until April 1994 and as General Merchandise Manager of the Cacique Division from October, 1987 to April, 1992.

Colin D. Stern, 46, has served as Executive Vice President and General Counsel for more than five years.

Ivan M. Szeftel, 41, has served as Executive Vice President - Finance for more than five years.

Michael Wachs, 35, has served as Executive Vice President - Real Estate since April 1, 1993. Prior to that time, he served as Vice President - Real Estate.

Bernard Brodsky, 55, has served as Vice President, Treasurer and Secretary for more than five years.

Terry Pritikin, 45, has served as Vice President of Store Operations since November, 1994. Prior to that time, he served as President of Retail Specialty, Tommy Hilfiger, USA, from March, 1994 until November, 1994 and as Executive Vice President of Stores with the Lerner Division of The Limited, Inc. from May, 1988 to March, 1994.

Eric Specter, 37, has served as Vice President - Corporate Controller for more than five years.

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



                              FISCAL 1995                    FISCAL 1994             DIVIDENDS PER SHARE
                           HIGH         LOW              HIGH          LOW            1994        1993
                           ----         ---              ----          ---           -----        ----

1st Quarter            $ 13 7/8    $ 10 1/4          $ 19 1/8    $  13 3/4         $ .0225    $ .0225
2nd Quarter              10 5/8     8 15/16            18 1/4       12 1/4           .0225      .0225
3rd Quarter               9 3/8       7 1/4            14 7/8       11 1/2           .0225      .0225
4th Quarter               7 1/2     5 15/16            14 1/4       10 3/4           .0225      .0225


On March 17, 1995, (first quarter of fiscal 1996), the Company declared a quarterly dividend of $.0225 per share to shareholders of record on March 31, 1995.

(c)      Approximate Number of Holders of Common Stock:

         The approximate number of holders of record of the Company's Common Stock as of February 28, 1995, was 4,165.

ITEM 6      SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five fiscal years ended, as of February 2, 1991 through January 28,
1995.   All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K.




                   CHARMING SHOPPES, INC. AND SUBSIDIARIES

                   (in thousands except per share amounts)

                        FIVE-YEAR COMPARATIVE SUMMARY





                                                                    Year Ended
                                  ------------------------------------------------------------------------------

                                     January 28       January 29       January 30       February 1    February 2
                                           1995             1994             1993             1992          1991
                                           ----             ----             ----             ----          ----
Net sales                            $1,272,693       $1,254,122       $1,178,714       $1,020,656      $886,265

Income from continuing
        operations                       44,689           75,765           81,127           58,302        40,346

Income per share from
        continuing operations               .42              .70              .75              .55           .40

Cash dividends per
        common share                        .09              .09              .08              .06           .06


AT YEAR END:

Total assets                            840,809          829,233          737,251          637,015       525,334

Long-term obligations                    17,298           22,298           26,246           31,199        35,876

Working capital                         191,815          181,906          200,083          182,289       137,058

Stockholders' equity                    558,822          522,100          445,309          362,208       299,199

IITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:


                            PERCENTAGE OF NET SALES                               PERCENTAGE INCREASE (DECREASE)
                                                                                         FROM PRIOR YEAR
                              1995           1994           1993                     1994-1995     1993-1994
                              ----           ----           ----                     ---------     ---------

Net Sales                   100.0%         100.0%         100.0%                          1.5%          6.4%

Cost of goods sold,
    buying and occupancy     73.2%          68.9%          68.3%                          8.0%          7.3%
Selling, general and
    administrative           22.4%          22.8%          22.1%                          (.2%)         9.6%
Interest                       .2%            .2%            .3%                         (9.9%)       (13.6%)
Income Taxes                  1.4%           2.9%           3.2%                        (50.4%)        (5.4%)

Net Income                    3.5%           6.1%*          6.9%                        (41.0%)        (6.6%)

* Net Income for Fiscal 1994 is before the cumulative effect of an accounting change of $3,991,000 or $.04 per share.

NET SALES

Net sales for the fiscal year ended January 28, 1995 ("Fiscal 1995"), totaled $1,272,693,000 as compared to $1,254,122,000 for the fiscal year ended January 29, 1994 ("Fiscal 1994"), a 1.5% increase. The Company had a 6.3% decrease in sales of existing stores compared to Fiscal 1994. 10.2% of Fiscal 1995 sales relate to stores opened in that year. Sales of stores closed during Fiscal 1995 accounted for 2.4% of Fiscal 1994 sales. The net sales increase of 6.4% in Fiscal 1994 was primarily attributable to the net addition of new stores partially offset by a 1.8% decrease in comparable stores sales. The number of retail stores increased from 1,333 on January 29, 1994 to 1,428 on January 28, 1995.

Sales for the fourth quarter of Fiscal 1995 totaled $345,382,000 as compared to $357,186,000 for the corresponding period of Fiscal 1994, a 3.3% decrease. The decrease in sales was primarily attributable to a disappointing response to the Company's merchandise assortment and a general weakness in women's apparel sales. The Company has and continues to make changes in its ongoing merchandise strategy to address this decline in sales. The Company had a 10.1% decrease in quarterly sales for existing stores as compared to the prior year. 9.1% of the quarterly sales are attributable to new stores opened during Fiscal 1995. Sales of stores closed during Fiscal 1995 accounted for 2.3% of Fiscal 1994 fourth quarter sales.

The Company anticipates a decline in sales of existing stores in the first quarter of the fiscal year ending February 3, 1996 ("Fiscal 1996") when compared with sales of the first quarter of Fiscal 1995. The Company had a 22% decrease in sales of existing stores for the two months ended April 1, 1995 when compared to the corresponding period of the prior fiscal year.

Net sales increased 5.9% for the fourth quarter of Fiscal 1994 as compared to the corresponding period during the fiscal year ended January 30, 1993 ("Fiscal 1993"). This increase in sales was primarily due to newly opened stores partially offset by a 2.9% decrease in comparable store sales.

COST OF GOODS SOLD, BUYING AND OCCUPANCY

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 4.3% in Fiscal 1995 over the prior year and increased 0.6% in Fiscal 1994 over Fiscal 1993. The Company's cost of goods sold percentage increased during Fiscal 1995. This increase resulted from agressive promotions initiated to stimulate consumer demand which caused markdowns to exceed planned levels. During Fiscal 1994, the Company's cost of goods sold percentage decreased as a result of cost reductions achieved through the direct sourcing of private label merchandise.

As a percentage of sales, buying and occupancy expenses increased in Fiscal 1995 and Fiscal 1994 as a result of the spreading of these relatively fixed costs over decreased comparable store sales.

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 8.2% in the fourth quarter of Fiscal 1995 as compared to the corresponding period of Fiscal 1994 and comprised the same percentage of sales in the fourth quarter of Fiscal 1994 as compared to the corresponding period of Fiscal 1993. During the fourth quarter of Fiscal 1995, the Company's cost of goods sold percentage increased as compared to the corresponding period of Fiscal 1994. This increase resulted from aggressive promotions initiated to stimulate consumer demand. Markdowns were taken earlier and more frequently than planned. In the fourth quarter of Fiscal 1994 the Company's cost of goods sold percentage decreased as compared to the corresponding period of Fiscal 1993. This decrease resulted from savings achieved through an increase in the direct sourcing of private label merchandise. Buying and occupancy expenses increased as a percentage of sales in both Fiscal 1995 and Fiscal 1994 as a result of the effect of relatively fixed costs on lower comparable store sales.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, expressed as a percentage of sales decreased 0.4% in Fiscal 1995 over Fiscal 1994. The primary reason for the decrease in Fiscal 1995 was the favorable effect of the lower cost of servicing the Company's private label credit card program as compared to the corresponding period of the prior fiscal year. This was partially offset by the effect of lower comparative store sales on relatively fixed general and administrative expenses. In Fiscal 1994, selling, general and administrative expenses increased 0.7% over Fiscal 1993. The primary reason for the increase was the effect of lower comparative store sales on these relatively fixed expenses.


INTEREST EXPENSE

Interest expense decreased in Fiscal 1995 due to a reduction in long-term debt and in Fiscal 1994 due to lower interest rates and a reduction in long-term debt.


PROVISION FOR INCOME TAXES

The effective tax rates were 28.5%, 32.2%, and 31.9% for Fiscal 1995, 1994, and 1993, respectively. The decrease in the effective tax rate for Fiscal 1995 was primarily the result of an increase in the effect of permanent federal tax deductions on lower pretax income.

PERFORMANCE ANALYSIS

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.

                                       1995             1994             1993
                                       ----             ----             ----
Net return on average
     stockholders' equity              8.3%             16.5%            20.1%

Net return on average
     total assets                      5.4%             10.2%            11.8%





FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations and the Company's capital structure provide the resources needed to support both current operations and future growth. The following ratios measure the Company's ability to meet its short-term obligations:

(in thousands)                                    1995                 1994               1993
                                                  ----                 ----               ----

Working capital                              $ 191,815            $ 181,906          $ 200,083

Current ratio                                      1.8                  1.7                1.9


The Company considers, and currently uses for internal management purposes, the following measures of liquidity and capital resources:

(in thousands)                                    1995                 1994               1993
                                                  ----                 ----               ----

Cash provided by
     operating activities                     $ 70,700              $90,236            $98,807

Capital Resources and Leverage Ratios:

Debt to equity                                    4.0%                 5.2%               7.0%

Cash provided by operating
     activities to capital investment              93%                 114%               152%


Cash provided by operating activities represents the Company's primary source of liquidity and capital. Cash flow from operations decreased $19.5 million in Fiscal 1995 as compared to Fiscal 1994. The primary reason for this decrease was the approximately $35.0 million decline in net income. In addition, Fiscal 1994 cash flow benefited by a $21.4 million increase in accrued expenses primarly related to a limited recourse liability which was established for the acquisition of the Company's private label credit card receivables. Store inventories as calculated by inventory per leased square feet of selling space declined by 13% in Fiscal 1995 as compared to an increase of 7% in Fiscal 1994. This resulted in a $41.6 million increase in cash flow from the net investment in inventory (inventory net of accounts payable) in Fiscal 1995 as compared to Fiscal 1994.

The Company has formed a trust to which it has transferred, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust has entered into various agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates an amortization period begins whereby the principal payments are made to the party with whom the trust has entered into the securitization agreement. Through the end of Fiscal 1995, the trust has securitized $410.4 million of receivables of which $30.7 million were retained by the Company (see "Item 8, Financial Statements and Supplementary Data; Notes to Financial Statements -- Asset Securitization" for a complete discussion).

These securitization agreements improve overall liquidity of the Company and lessen the effect of interest rate volatility by providing short- term sources of funding. These agreements provide for the Company to continue to service the credit card receivables and control credit policies. This control allows the Company to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, its relationship with its credit card customers is not affected by these agreements.

The Company believes that its liquidity and capital resources are sufficient to sustain current operations and provide for future growth.



CAPITAL  REQUIREMENTS

Capital expenditures amounted to $75.7 million, $79.0 million, and $65.0 million in Fiscal 1995, 1994, and 1993, respectively. These expenditures were primarily for new store construction, the remodeling and expansion of existing stores and the expansion of the Company's Greencastle, Indiana distribution center.

During Fiscal 1996, the Company anticipates capital expenditures of approximately $30 million which are principally for the construction of approximately 60 new stores, the remodeling and expansion of existing stores and completing the expansion of its distribution center in Greencastle, Indiana. The reduction in new store openings from 126 during Fiscal 1995 to approximately 60 during Fiscal 1996 is the primary reason for the reduction in capital expenditures for Fiscal 1996. In Fiscal 1996 and fiscal 1997, the Company has scheduled debt maturity payments of $5.0 million and $6.0 million, respectively. It is anticipated that the capital required for these expenditures and debt payments will be financed principally through internally generated funds.

Cash dividends were $9,255,000 during Fiscal 1995 as compared to $9,236,000 during Fiscal 1994.


INFLATION

The Company's financial statements are presented on a historical cost basis. The Company believes that the impact of inflation during Fiscal 1995 has not been material to its financial condition and results of operations.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 28, 1995 and January 29, 1994 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for investments as of January 30, 1994 and its method of accounting for income taxes as of January 31, 1993
                                                               ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 7, 1995

CONSOLIDATED BALANCE SHEETS


CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands except share and per share amounts)

                                                                           JANUARY 28               JANUARY 29
ASSETS                                                                           1995                     1994
                                                                                 ----                     ----

CURRENT ASSETS
Cash and cash equivalents                                                    $ 43,923                 $ 52,390
Available-for-sale securities                                                  40,180                   45,290
Merchandise inventories                                                       258,552                  259,527
Prepayments and other                                                          89,060                   83,097
- --------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          431,715                  440,304


Property, equipment and leasehold improvements - at cost                      483,372                  416,029
Less: accumulated depreciation and amortization                               197,119                  161,695
- --------------------------------------------------------------------------------------------------------------
Net property, equipment and leasehold improvements                            286,253                  254,334

Available-for-sale securities (including a fair value adjustment
of ($2,591) as of January 28, 1995                                             76,988                   83,695
Other assets                                                                   45,853                   50,900
- --------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $ 840,809                $ 829,233
- --------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                            $ 137,622                $ 147,638
Accrued expenses                                                               97,276                   97,234
Income taxes                                                                        0                    8,521
Current portion - long-term debt                                                5,002                    5,005
- --------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                     239,900                  258,398


Deferred taxes                                                                 24,789                   26,437
Long-term debt                                                                 17,298                   22,298


STOCKHOLDERS' EQUITY
Common Stock $.10 par value
  Authorized 300,000,000 shares.  Issued and
  outstanding 102,894,239 and 102,735,437 shares                               10,289                   10,274
Additional paid-in capital                                                     55,176                   54,208
Deferred employee compensation                                                (5,025)                  (7,015)
Unrealized losses on available-for-sale securities
  (net of income taxes of $906)                                               (1,685)                        0
Retained Earnings                                                             500,067                  464,633
- --------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    558,822                  522,100
- --------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 840,809                $ 829,233
- --------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME


CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands except shares and per share amounts)

                                                                  YEAR ENDED
                                                                  JANUARY 28       JANUARY 29       JANUARY 30
                                                                        1995             1994             1993
                                                                        ----             ----             ----
NET SALES                                                        $ 1,272,693      $ 1,254,122      $ 1,178,714
Other Income                                                           9,358            9,352            9,146
- --------------------------------------------------------------------------------------------------------------

TOTAL REVENUE                                                      1,282,051        1,263,474        1,187,860
- --------------------------------------------------------------------------------------------------------------



Cost of goods sold, buying and occupancy expenses                    932,138          863,381          804,963
Selling, general and administrative expenses                         285,090          285,804          260,806
Interest expense                                                       2,304            2,557            2,958
- --------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                     1,219,532        1,151,742        1,068,727
- --------------------------------------------------------------------------------------------------------------



INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                           62,519          111,732          119,133
- --------------------------------------------------------------------------------------------------------------

Income  Taxes                                                         17,830           35,967           38,006
- --------------------------------------------------------------------------------------------------------------
Income before cumulative effect
of accounting change                                                  44,689           75,765           81,127
- --------------------------------------------------------------------------------------------------------------

Cumulative effect of adoption of SFAS 109                                  0            3,991                0
- --------------------------------------------------------------------------------------------------------------

NET INCOME                                                       $    44,689      $    79,756      $    81,127
- --------------------------------------------------------------------------------------------------------------




PER SHARE DATA
- -----------------

Net Income before cumulative effect of
     accounting change                                                  $.42             $.70             $.75
Cumulative effect of accounting change                                   .00              .04              .00
                                                                         ---              ---              ---
Net Income                                                              $.42             $.74             $.75

Cash Dividends                                                          $.09             $.09             $.08


Weighted average number of common shares
and share equivalents outstanding during
the year                                                         107,207,660      108,390,583      108,681,305

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands)

                                                                  YEAR ENDED
                                                                  JANUARY 28       JANUARY 29       JANUARY 30
                                                                        1995             1994             1993
                                                                        ----             ----             ----
OPERATING ACTIVITIES
- ---------------------
NET INCOME                                                          $ 44,689        $  79,756         $ 81,127
Adjustments to reconcile net income to net cash
provided by operating activities:
   Deferred income taxes                                               4,682            2,007            1,344
   Depreciation and amortization                                      46,924           42,487           35,065
   Amortization of deferred compensation expense                       2,535            3,597            3,512
   Tax benefit from Employee Stock Plans                                 375            1,798            3,200
   Cumulative effect of an accounting change                               0          (3,991)                0
   Gain on sale of available-for-sale securities                       (174)            (115)            (109)
   Loss from abandonment of capital assets                             1,153            2,333            3,106
Changes in operating assets and liabilities:
   Accounts receivable                                                     0                0         (10,830)
   Merchandise inventories                                               975         (51,082)         (21,695)
   Accounts payable                                                 (10,016)              413           12,077
   Prepayments and other                                            (11,964)         (11,273)         (15,488)
   Income taxes payable                                              (8,521)            2,949          (1,692)
   Accrued expenses                                                       42           21,357            9,190
   -----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             70,700           90,236           98,807
- --------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
- ---------------------
Investment in capital assets                                          75,656           79,023           64,988
Gross purchases of available-for-sale securities                      91,118          107,557          135,575
Proceeds from sales of available-for-sale securities               (100,518)         (87,107)         (59,944)
Increase (decrease) in other assets                                    (706)           25,022           11,063
Purchase of accounts receivable                                            0          186,857                0
Sale of accounts receivable                                                0        (186,857)         (54,826)
- --------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 65,550          124,495           96,856
- --------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
- ---------------------
Proceeds from long-term borrowings                                         0            1,200                0
Reduction of long-term borrowings                                    (5,003)          (4,971)          (4,945)
Proceeds from exercise of stock options                                  641              870            2,976
Payments on notes receivable                                               0                0               69
Dividends paid                                                       (9,255)          (9,236)          (8,176)
- --------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                               (13,617)         (12,137)         (10,076)
- --------------------------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (8,467)         (46,396)          (8,125)

Cash and Cash Equivalents, Beginning of Year                          52,390           98,786          106,911
- --------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 43,923        $  52,390         $ 98,786
- --------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CHARMING SHOPPES, INC. AND SUBSIDIARIES
(in thousands except shares)

                                                                                    ADDITIONAL              DEFERRED
                                                                COMMON STOCK           PAID-IN              EMPLOYEE
                                                     SHARES           AMOUNT           CAPITAL          COMPENSATION
                                                     ------           ------           -------          ------------


BALANCE, FEBRUARY 1, 1992                        50,805,426          $ 5,081          $ 43,286             $(11,974)
Issued to employees, net                          (440,163)             (44)             2,190               (2,295)
Exercise of stock options                           941,118               94             3,032
Amortization                                                                                                   3,512
Tax benefit -  Employee
  Stock Programs                                                                         3,200
Two-for-one stock split                          51,141,777            5,114
- --------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 30, 1993                       102,448,158           10,245            51,708              (10,757)
Issued to employees, net                           (69,193)              (7)             (822)                   145
Exercise of stock options                           356,472               36             1,524
Amortization                                                                                                   3,597
Tax benefit -  Employee
  Stock Programs                                                                         1,798
- --------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 29, 1994                       102,735,437           10,274            54,208               (7,015)
Issued to employees, net                           (44,939)              (5)                87                 (545)
Exercise of stock options                           203,741               20               506
Amortization                                                                                                   2,535
Tax benefit -  Employee
  Stock Programs                                                                           375
- --------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 28, 1995                       102,894,239          $10,289          $ 55,176             $ (5,025)


                                                              UNREALIZED LOSSES ON
                                                              AVAILABLE-FOR-SALE         NOTES              RETAINED
                                                                   SECURITIES            RECEIVABLE         EARNINGS
                                                            -----------------------      ----------         --------
BALANCE, FEBRUARY 1, 1992                                                              $ (461)             $ 326,276
Two-for-one stock split                                                                                      (5,114)
Payment                                                                                     69
Transfer                                                                                   392
Cash dividends                                                                                               (8,176)
Net income                                                                                                    81,127
- --------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 30, 1993                                                                    0               394,113
Cash dividends                                                                                               (9,236)
Net income                                                                                                    79,756
- --------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 29, 1994                                           $      0                 0               464,633
Unrealized losses (net of
income taxes of $906)                                                (1,685)
Cash dividends                                                                                               (9,255)
Net income                                                                                                    44,689
- --------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 28, 1995                                           $(1,685)            $    0             $ 500,067

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS
The Company operates a chain of specialty stores merchandising moderately priced junior, misses, plus and children's size sportswear, dresses, coats, lingerie, accessories and casual footwear. A limited assortment of men's sportswear, accessories and coats is also available in most stores.

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

INVESTMENTS
In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 30, 1994. The cumulative effect of adopting SFAS 115 was an increase in Stockholders' Equity of $1,357,000. In accordance with SFAS 115, prior-period financial statements have not been restated. Pursuant to SFAS 115, management has determined that the Company's investments should be classified as available-for-sale. As available-for-sale investments, these securities are carried at fair value (previously carried at amortized cost) and unrealized gains and losses are reported in a separate component of stockholders' equity. The amortized cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method.

Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments are stated at cost which approximates market value.

INVENTORIES
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

PROPERTY AND DEPRECIATION
Depreciation and amortization for financial reporting purposes are principally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $42,583,000, $36,417,000, and $29,575,000 in fiscal 1995, 1994, and 1993, respectively.

COMMON STOCK PLANS
Deferred compensation expense relating to Employee Stock Option, Stock Incentive and Stock Purchase Plans is amortized over the required employment period.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995


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

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to January 28, 1995, because the Company intends to reinvest such undistributed earnings in the operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.


NET INCOME PER SHARE
Net income per common share is based on the weighted average number of shares and share equivalents outstanding during each fiscal year. Common stock equivalents include the effect of dilutive stock options.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                      Lives
(in thousands)                      (Years)             1995             1994
                                    -------             ----             ----

Land                                                $  4,845         $  3,385
Building and improvements          10 to 33           69,718           61,759
Store fixtures                      5 to 10          120,808           92,794
Equipment                           3 to 10          105,216           96,622
Leasehold improvements             10 to 20          172,168          161,469
Construction in progress                              10,617                0
- -----------------------------------------------------------------------------
Total at cost                                        483,372          416,029

Less accumulated depreciation
      and amortization                               197,119          161,695
- -----------------------------------------------------------------------------
                                                    $286,253         $254,334
- -----------------------------------------------------------------------------


AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities as of January 28, 1995:

(in thousands)

                                                                    UNREALIZED       UNREALIZED       ESTIMATED
                                                       COST         GAINS            LOSSES           FAIR VALUE
                                                       ----         -----            ---------        ----------
Charming Shoppes Master Trust Certificates          $ 30,680        $    0           $      0          $ 30,680
Charming Shoppes Master Trust Note                     5,500             0                  0             5,500
Municipal bonds and Municipal bond funds              49,743            18              (926)            48,835
Government agency mortgage
    backed securities                                 11,428             0            (1,746)             9,682
U. S. Treasury and government
   agency bonds                                       15,324           470              (295)            15,499
Low income housing partnerships                        3,208             0                  0             3,208
Preferred stocks                                       3,096            52              (144)             3,004
Other                                                    780             0               (20)               760
- ---------------------------------------------------------------------------------------------------------------
                                                    $119,759        $  540           $(3,131)          $117,168
- ---------------------------------------------------------------------------------------------------------------


The following is a summary of available-for-sale securities as of January 29, 1994:

(in thousands)

                                                                    UNREALIZED       UNREALIZED       ESTIMATED
                                                       COST         GAINS            LOSSES           FAIR VALUE
                                                       ----         -----            --------         ----------
Charming Shoppes Master Trust Certificates          $ 27,835        $    0             $    0         $  27,835
Municipal bonds and Municipal bond funds              52,393           211               (35)            52,569
Government agency mortgage
    backed securities                                 23,229           653              ( 45)            23,837
U. S. Treasury and government
   agency bonds                                       14,436           985                  0            15,421
Low income housing partnerships                        2,486             0                  0             2,486
Preferred stocks                                       3,876           391               (68)             4,199
Other                                                  4,730             0                  0             4,730
- ---------------------------------------------------------------------------------------------------------------
                                                    $128,985        $2,240             $(148)          $131,077
- ---------------------------------------------------------------------------------------------------------------

The gross realized gains and (losses) on available-for-sales securities totaled $198,000 and ($24,000), respectively for the fiscal year ended January 28, 1995.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995


The contractual maturities of available-for-sale securities at January 28 1995 were:

(in thousands)
                                                                            ESTIMATED
                                                            COST            FAIR VALUE
                                                            ----            ----------

Due in one year or less                                     $ 40,180         $ 40,180
Due after one year through five years                         47,803           47,637
Due after five years                                          14,044           13,457
- -------------------------------------------------------------------------------------
                                                             102,027          101,274
Government agency mortgage backed securities                  11,428            9,682
Equity Securities                                              6,304            6,212
- -------------------------------------------------------------------------------------
                                                            $119,759         $117,168
- -------------------------------------------------------------------------------------


INCOME TAXES

The Company adopted SFAS 109 as of January 31, 1993. The cumulative effect of this change in accounting for income taxes of $3,991,000 is determined as of January 31, 1993 and is reported separately in the consolidated statement of income for the year ended January 29, 1994.

Income tax expense attributable to income from continuing operations consists of:

(in thousands)                                 1995             1994             1993
                                               ----             ----             ----

CURRENT:
Federal                                    $  8,771          $29,971          $33,479
State                                         2,046            2,393            1,735
Foreign                                       2,331            1,596            1,448
- -------------------------------------------------------------------------------------

                                             13,148           33,960           36,662
- -------------------------------------------------------------------------------------


DEFERRED:
Federal                                       5,653            2,250            1,236
State                                         (971)            (243)              108
- -------------------------------------------------------------------------------------

                                              4,682            2,007            1,344
- -------------------------------------------------------------------------------------

Income Tax Expense                         $ 17,830          $35,967          $38,006
- -------------------------------------------------------------------------------------

The components of deferred income tax expense of $4,682,000 and $2,007,000 for the years ended January 28, 1995 and January 29, 1994, respectively, are all attributable to income from continuing operations.

The components of deferred income tax expense for the year ended January 30, 1993 is as follows:

(in thousands)                                 1993
                                               ----

Depreciation                                 $2,522
Employee benefits                             1,222
Inventory                                     (352)
Accounts receivable                         (1,090)
Other                                         (958)
- ---------------------------------------------------
Deferred Income Tax Expense                  $1,344
- ---------------------------------------------------

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995


Prepayments and other assets include prepaid income taxes of $7,493,000 at January 28, 1995. The Company made income tax payments of $30,081,000, $33,674,000 and $30,778,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

The components of deferred tax assets and liabilities for the years ended January 28, 1995 and January 29,1994 are as follows:

(in thousands)
                                                           1995                                  1994
                                                NET CURRENT    NET LONG-TERM         NET CURRENT      NET LONG-TERM
                                                   ASSETS           ASSETS              ASSETS           ASSETS
                                               (LIABILITIES)    (LIABILITIES)       (LIABILITIES)    (LIABILITIES)
                                               -------------    -------------       -------------    -------------

Property, equipment and leasehold
      improvements                                                 $(23,886)                            $ (22,774)
Inventory                                           $(8,250)                           $ 2,600
Deferred employee compensation                                        4,278                                 4,113
Prepaid employee benefits                            (1,815)                            (1,880)
Accounts Receivable                                   4,510                              4,768
Deferred Rent                                         3,802                              3,668
Other                                                 4,129          (5,181)                               (7,776)
- ------------------------------------------------------------------------------------------------------------------

                                                   $  2,376        $(24,789)           $ 9,156          $ (26,437)
- ------------------------------------------------------------------------------------------------------------------


Net current deferred taxes are included in prepayments and other current assets.

CHARMING SHOPPES INC. AND SUBSIDIARIES
Year Ended January 28, 1995



A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                                            1995             1994             1993
                                                            ----             ----             ----

Statutory  federal income tax rate                         35.0%            35.0%            34.0%
State income tax, net of federal income tax benefit          1.1              1.3              1.0
Foreign income                                               1.4            (0.1)              0.4
Investment income                                          (1.7)            (1.1)            (1.0)
Employee benefits                                          (3.9)            (1.6)            (1.3)
Other, net                                                 (3.4)            (1.3)            (1.2)
- --------------------------------------------------------------------------------------------------

                                                           28.5%            32.2%            31.9%
- --------------------------------------------------------------------------------------------------


The components of income before income taxes and the cumulative effect of an accounting change consist of the following:

(in thousands)                                              1995             1994             1993
                                                            ----             ----             ----

Domestic                                                 $58,279         $106,755         $116,338
Foreign                                                    4,240            4,977            2,795
- --------------------------------------------------------------------------------------------------

                                                         $62,519         $111,732         $119,133
- --------------------------------------------------------------------------------------------------


DEBT

Long-term debt at year end consisted of the following:

(in thousands)                                              1995             1994
                                                            ----             ----

9.3% note payable, annually through 1998                 $17,143          $21,428
Variable rate mortgage due 1996
     (3.5% at 1/28/95)                                     1,000            1,000
Variable rate mortgage note, interest rate
     1.25% above Hong Kong Prime Rate,
     payable monthly through 2001
     (9.75% at 1/28/95)                                      425              496
Variable rate mortgage note, interest rate
     1% above  HIBOR,  payable monthly
     through 2000 (6.5% at 1/28/95)                        2,692            3,167
Variable rate mortgage note, interest rate
     1.% above SIBOR, payable monthly through
     2000  (7.125% at 1/28/95)                               885            1,057
Other                                                        155              155
- ---------------------------------------------------------------------------------

Total long-term debt                                      22,300           27,303
Less current portion                                       5,002            5,005
- ---------------------------------------------------------------------------------

                                                         $17,298          $22,298
- ---------------------------------------------------------------------------------

CHARMING SHOPPES INC. AND SUBSIDIARIES
Year Ended January 28, 1995



The mortgages are collateralized by buildings with a net book value of $8,926,000.

During the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, the Company made interest payments of $2,436,000, $2,688,000, and $3,095,000, respectively.

The carrying amount of the Company's variable rate debt approximates its fair value.

The fair value of the Company's $17,143,000 9.3% Note payable is estimated to be $18,404,000 using discounted cash flow analysis based on an estimate of the Company's current rate for similar borrowing arrangements.

Aggregate maturities of long-term debt during the next five fiscal years are:

                                 (in thousands)
                           1996          $5,002
                           1997           6,025
                           1998           5,033
                           1999           5,042
                           2000             760



STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 300,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.


STOCK OPTION AND STOCK INCENTIVE PLANS

The Company's 1993 Employee Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of common stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price where applicable, are at the discretion of the Stock Option Committee of the Board of Directors. As of January 28, 1995, 152,040 options were exercisable.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase common stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of the grant. As a result of the adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue shares under this Plan. As of January 28, 1995, 5,162,199 options were exercisable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995


The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of common stock to each member of the Board of Directors who are non-employees of the Company. The exercise price of such options shall be equal to the fair market value of the stock on the date that the option is granted. As of January 28, 1995, 90,000 options were exercisable.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of common stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of January 28, 1995, 968,914 options were exercisable.

The table below summarizes the activity in all Stock Option Plans:

                                                                     Average          Option
                                                      Option          Option          Prices
                                                      Shares           Price          Per Share
- ------------------------------------------------------------------------------------------------------

Outstanding at February 1, 1992                    8,983,506         $ 3.824          $ 500 - 12.250
Granted                                            1,214,250          11.760           .500 - 18.563
Cancelled                                          (158,432)           3.321           .500 - 13.500
Exercised                                          (941,118)           4.317           .222 - 12.250
- ----------------------------------------------------------------------------------------------------

Outstanding at January 30, 1993                    9,098,206           4.927            .222 -18.563
Granted                                            1,270,000          14.253           1.000 -18.875
Cancelled                                          (327,224)           4.376            .500 -18.875
Exercised                                          (356,472)           8.621            .222 -13.500
- ----------------------------------------------------------------------------------------------------

Outstanding at January 29, 1994                    9,684,510           6.045            .222 -18.563
Granted                                            2,206,050          10.047           1.000 -13.250
Cancelled                                          (188,518)           2.582            .500 -18.563
Exercised                                          (203,741)           9.160            .222 -10.938
- ----------------------------------------------------------------------------------------------------
Outstanding at January 28, 1995                   11,498,301         $ 6.818           $.222 -17.000
- ----------------------------------------------------------------------------------------------------


At January 28, 1995, 6,004,425 shares were available for future grant under the 1988 Key Employee Stock Option, and the 1993 Employees' Stock Incentive plans.

The Company's Non-Employee Directors Restricted Stock Plan provides for a one-time grant of 5,000 shares of restricted stock to each member of the Board of Directors who are non-employees of the Company at the time of the inception of this plan and a pro-rata grant to each non-employee Director who is elected thereafter. Directors will pay no cash consideration for the restricted stock granted to them. 40,000 shares of the Company's common stock have been reserved for issuance under this plan of which 0, 3,250, and 4,084 shares were issued during the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.


The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain in the employ of the Company for a specified period of time, or, in the case of the 1989 Non-Employee Director Stock Option Plan, if the individual ceased to remain a Director of the Company.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995

EMPLOYEE STOCK PURCHASE PLAN

The 1994 Employee Stock Purchase Plan was approved by shareholders at the 1994 annual meeting. The Plan permits employees to purchase shares during each three month offering period at a price equal to 85% of the market price of the Company's common stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions up to 10% of each participating employee's compensation during such offering period. 2,000,000 shares have been reserved for grant under the plan, none of which were purchased during fiscal 1995.

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

The Plan provides for a noncontributory profit sharing contribution which covers substantially all full-time employees who meet age and service requirements. The contribution is completely discretionary and is determined by the Board of Directors on an annual basis. As of March 7, 1995 the contribution for the plan year ended December 31, 1994 had not been approved by the Board of Directors.

The Plan also provides an employee savings provision (401(k) plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company contributes an amount equal to 30% of the participant's elective contribution, up to 6% of the participant's compensation.

The total expense for the above plan amounted to $3,394,241, $3,323,000, and $3,039,000 for the years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995

ASSET SECURITIZATION

The Company securitizes and sells substantially all of its private label credit card receivables in the public and private markets. These asset-backed securities are generally credit-enhanced by a third party to provide a AAA credit rating at the time of issuance. In each securitization, credit card receivables were transferred to a trust which issued certificates representing ownership interests in the trust to institutional investors. The Company has retained a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trust was $30,680,000 and $20,210,000 at January 28, 1995 and January 29, 1994, respectively, and are included as available-for-sale securities in the accompanying consolidated balance sheet. Although the Company continues to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts. Accordingly, the associated credit card receivables are not reflected on the balance sheet.

Due to the relatively short average life of credit card loans, no gain or loss is recorded at the time of sale. Rather, loan servicing fees (credit card interest income and fees in excess of interest paid to certificate holders, credit losses and other expenses) are recognized monthly over the life of the transaction when earned as a reduction of selling, general and administrative expenses. Transaction expenses are deferred and amortized over the reinvestment period of the transaction as a component of selling, general and administrative expenses. The monthly pattern of recording loan servicing fees is similar to the revenue recognition that the Company would have experienced if the loans had not been securitized.

The Company is subject to certain recourse provisions in connection with these securitizations. At January 28, 1995 and January 29, 1994, the Company had reserves of $26,649,000 and $29,225,000, respectively, related to these recourse provisions. At January 28, 1995 the Company had amounts receivable from the credit card securitizations of $5.5 million which were subject to liens in favor of the providers of the credit enhancement facilities for the individual securitizations. The providers of the credit enhancements have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty nonperformance.

The Company is active in originating private label credit card lines to the customers of the Company's retail stores. Holders of credit cards issued by the Company are located throughout the United States and have various available lines of credit which are made on an unsecured basis after reviewing each potential cardholder's credit application and evaluating their financial history and ability to repay.

DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

The Company enters into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating rate credit card securitizations. For interest-rate swap agreements the Company agrees to exchange, on a monthly basis, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Because some of the Company's securitizations involve fixed-rate credit cards which are funded by short-term floating-rate obligations, interest-rate swaps in which the Corporation pays a fixed rate and receives a floating rate are used to reduce the impact of changes in interest rates on the Company's operations. As of January 28, 1995, $100 million of such "pay-fixed" swaps were in effect. All of the Company's interest rate swaps mature in 1996. The net amount payable or receivable from interest-rate swap agreements is accrued as an adjustment to selling, general and administrative expenses.

The Company has entered into interest-rate cap agreements with an aggregate notional amount of $370 million as of January 28, 1995, which mature as follows: $100 million - 1995, $160 million - 1996, $100 million - 1997, $10 million - 1999. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the interest rates on the Company's floating-rate credit card securitizations exceed 9% for $200 million notional amount, 10% for $160 million notional amount and 12% for $10 million notional amount. The premiums paid for these interest-rate cap agreements are included in other assets and are being amortized to selling, general and administrative expense over the respective lives of the

CHARMING SHOPPES, INC. AND SUBSIDIARIES
Year Ended January 28, 1995


individual interest-rate cap agreements. Any payments that may be received as a result of the cap will be accrued as a reduction of selling, general and administrative expense.

The Company's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Company. At January 28, 1995 and January 29, 1994, the market value of interest-rate swaps was $3,246,000 and $(657,000), respectively. The Company is exposed to credit loss in the event of nonperformance by counterparties on interest-rate caps and swaps but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in the contracts. The market value of interest rate caps as of January 28, 1995 and January 29, 1994 was $175,000 and $0, respectively. The market value of interest rate swaps and caps was determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value, yield curve, and volatility factors underlying the positions.


LEASES

The Company leases substantially all of its stores under noncancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales and payment of certain real estate taxes.

In November 1991, the Company completed a sale and leaseback agreement for $21.0 million of point-of-sale equipment. Under the terms of this agreement, the Company has agreed to lease back this equipment under a three-year lease with a two-year option for $4.0 million per year.

The Company also leases certain other buildings and equipment.

Rental expense (in thousands)          1995             1994             1993
                                       ----             ----             ----

Minimum rental                     $ 97,976          $82,425          $70,321
Contingent rental                    14,302           12,413           11,332
- -----------------------------------------------------------------------------
Total rent expense                 $112,278          $94,838          $81,653
- -----------------------------------------------------------------------------

Minimum annual rental commitments for all noncancelable leases for the next five fiscal years and thereafter are:

                                        (in thousands)
                                      1996   $ 112,261
                                      1997     107,059
                                      1998      97,369
                                      1999      84,785
                                      2000      73,425
                                Thereafter     282,432

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              IN  THOUSANDS  EXCEPT  PER  SHARE  AMOUNTS
                                                              ------------------------------------------
                                                           FIRST         SECOND         THIRD         FOURTH
                                                         QUARTER        QUARTER       QUARTER        QUARTER
                                                         ---------------------------------------------------
FISCAL 1995

Net sales                                               $297,611       $323,417      $306,283       $345,382
Gross profit                                              86,896         93,682        77,261         82,715
Income before cumulative effect of
   accounting change                                      13,955         18,064         7,507          5,163
Income per share before cumulative
   effect of accounting change                               .13            .17           .07            .05
Net income                                              $ 13,955       $ 18,064      $  7,507       $  5,163
Net income per share                                         .13            .17           .07            .05

                                                           FIRST         SECOND         THIRD         FOURTH
                                                         QUARTER        QUARTER       QUARTER        QUARTER
                                                         ---------------------------------------------------
FISCAL 1994

Net sales                                               $275,299       $308,637      $313,000       $357,186
Gross profit                                              85,216         96,620        94,370        114,535
Income before cumulative effect of
   accounting change                                      16,219         20,602        15,163         23,781
Income per share before cumulative
   effect of accounting change                               .15            .19           .14            .22
Net income                                              $ 20,210       $ 20,602       $ 15,163      $ 23,781
Net income per share                                         .19            .19           .14            .22

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under this Item 9.




                                   PART  III


ITEM  10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is set forth under the caption "Election of Directors" of the Company's definitive proxy statement which is incorporated herein by reference. Information regarding Executive Officers is set forth herein under Item 4A. "Executive Officers of the Registrant," in
Part I hereof.




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

                                    PART  IV

ITEM  14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   (1)     FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Consolidated Balance Sheets - January 28, 1995 and January 29, 1994 . . . . . . . . . . . . . . . . . . . 16

Consolidated Statements of Income - years ended
        January 28, 1995,  January 29, 1994 and January 30, 1993  . . . . . . . . . . . . . . . . . . . . 17

Consolidated Statements of Cash Flows - years ended
        January 28, 1995,   January 29, 1994  and January 30, 1993  . . . . . . . . . . . . . . . . . . . 18

Consolidated Statements of ' Equity - years ended
        January 28, 1995, January 29, 1994 and January 30, 1993 . . . . . . . . . . . . . . . . . . . . . 19

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

(a)   (2)     FINANCIAL STATEMENT SCHEDULES   No schedules required to be filed

REPORTS ON FORM 8-K:           No reports were filed during the quarter
                               ended January 28, 1995.

EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

The following is a list of Exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis. If page numbers are listed, they refer to the page numbers where such Exhibits are located using the sequential numbering system specified by Rules 03 and 403:

                     ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Restated Articles of Incorporation incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29 1994. (Exhibit 3.1)

3.2 By-Laws, as Amended and Restated incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)



  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1 Shareholders' Rights Plan, incorporated by reference to Form 8-K of the Registrant, filed May 23, 1989.

                               MATERIAL CONTRACTS

10.1.1 Note Agreement between the Registrant and various Insurance Companies in the amount of $30,000,000 dated June 1, 1988 incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1989. (Exhibit 10-1,
                   Pg. 63)

10.1.2             Sale and Purchase Agreement between Fashion Service Corp.
                   and BancOhio National Bank dated July 27, 1988 incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1989. (Exhibit 10-1, Pg. 96)

10.1.3             Receivables Purchase Agreement between Fashion Service Corp.
                   and Mellon Bank, N.A. dated April 4, 1989 incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1989 (Exhibit 10-1, Pg. 114)



10.1.4 Amended and Restated Receivables Purchase Agreement among Spirit of America National Bank, as Seller, Fashion Service Corp. and Charming Shoppes, Inc., as Guarantors, and Mellon Bank, N.A., as Buyer, dated November 14, 1991, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10-1, Pg. 38)

10.1.5 Participation Agreement between the Registrant, Charming Shoppes of Delaware, Inc., and various financial services companies for Lease Financing of Point-of-Sale Equipment dated October 31, 1991, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10-1, Pg. 161)

10.1.6 Agreement of Lease between Charming Shoppes of Delaware, Inc., as Lessee and Mellon Financial Services Corporation as Lessor dated October 31, 1991, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10-1, Pg. 214)

10.1.7 Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992, as amended and restated as of May 4, 1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee, incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No. 4)

10.1.8 Series 1994-1 Supplement dated as of May 4, 1994 to Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992 and amended and restated as of May 4,
                   1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee, (for $200,000,000 Charming Shoppes Master Trust Asset Backed Certificates Series 1994-1), incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No.
                   4)

10.1.9 Receivables Purchase Agreement dated as of December 24, 1992, as amended and restated as of May 4, 1994, among First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Ciesco L.P., Corporate Asset Funding Company, Inc., and Corporate Receivables Corporation, as Purchasers and Citicorp North America, Inc., as Agent.

10.1.10 Parallel Purchase Commitment among Fidelity Bank, N.A., as Trustee, Charming Shoppes Master Trust (formerly Spirit of America Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Citibank, N.A., and Citicorp North America, Inc., as Agent, dated December 24, 1992 and incorporated by reference to Form 10-K of the registrant for the fiscal year ended January 30, 1993.
                   (EXHIBIT 10-1, Pg. 404)

*10.1.11 Amendment Agreement dated September 20, 1993 to Parallel Purchase Commitment dated December 24, 1992, by and among First Fidelity Bank, National Association, in its capacity as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner, Citibank, N.A. ("Citibank"), Citicorp North America, Inc., as Agent for Citibank, Charming Shoppes, Inc. and Fashion Service Corp. (Reference in Exhibit 10.1.10), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.1.11)

10.1.12 Amendment No. 2 to the Receivables Purchase Agreement (Parallel Purchase Agreement) and Company Agreement dated as of May 4, 1994, among First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Citibank, N.A. ("Citibank") and Citicorp North America, Inc., as Agent for Citibank, Charming Shoppes, Inc. and Fashion Service Corp.

*10.1.13 Sale and Purchase Agreement between National City Bank, Columbus, N.A. and Fashion Service Corp., dated September 30, 1993, incorporated by reference to Form 10-K of the Registrant for the year ended January 29, 1994. (Exhibit 10.1.12)

10.1.14 Series 1994-2 Supplement dated as of August 15, 1994, to Amended and Restated Pooling and Servicing Agreement, dated as of December 24, 1992, as amended and restated as of May 4, 1994 (Exhibit 10.1.7) by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee (for $14,000,000 Charming Shoppes Master Trust Asset Backed Certificates Series 1994-2).

10.1.15 Amendment No. 1 to the Receivables Purchase Agreement dated as of November 15, 1994, among First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, CIESCO L.P., Corporate Asset Funding Company, Inc., and Corporate Receivables Corporation, as Purchasers, Citicorp North America, Inc., as Agent for the Purchasers, Charming Shoppes, Inc. and Fashion Service Corp.


10.1.16 Amendment No. 3 to the Receivables Purchase Agreement (Parallel Purchase Commitment) dated as of November 15, 1994, among First Fidelity Bank, National Association, as Trustee for the Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Citibank, N.A. ("Citibank"), Citicorp North America, Inc., as Agent for Citibank, Charming Shoppes, Inc. and Fashion Service Corp.


                    MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

10.2.1 The 1986 Employees' Stock Option Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10.2.2, Pg. 240)

10.2.2 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.3, Pg. 486)

10.2.3 The 1990 Employees' Stock Incentive Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.4, Pg. 492)

10.2.4 The 1989 Non-Employee Director Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.5, Pg. 499)

10.2.5 Non-Employee Director Restricted Stock Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.6, Pg. 503)

10.2.6 Employment Agreement with Colin D. Stern, dated as of October 3, 1989, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (EXHIBIT 10.2.12, Pg. 245)

10.2.7 Subplan and Summary Description of the Annual Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (EXHIBIT 10.2.13, Pg. 251)

10.2.8 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.10)

10.2.9 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.11)

10.2.10 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.12)


                                 OTHER EXHIBITS

Exhibit 21 - Subsidiaries of Registrant

Exhibit 23 - Consent of independent auditors

Exhibit 27 - Financial Data Schedule

*Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment.


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                                                                EXHIBIT 23



CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statement (Form S-8, No.33-56145) and Registration Statement (Form S-8, No. 33- 56147), dated October 25, 1994, Registration Statement (Form S-8, No.33-39558), dated March 25, 1991, Registration Statement (Form S-8 No. 2- 92975) dated September 17, 1984 and Registration Statement (Form S-3, No. 33-00074) dated September 25, 1985 of our report dated March 7, 1995 with respect to the consolidated financial statements and schedules of Charming Shoppes, Inc. included in this Annual Report (Form 10-K) for the year ended January 28, 1995.




                                                               ERNST & YOUNG LLP


Philadelphia, Pennsylvania
April  13,  1995

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHARMING  SHOPPES,  INC.


                 S / David V. Wachs
         ----------------------------------
         By:     David V. Wachs
                 Chairman of the Board
                 (Chief Executive Officer)





Date:  April 13, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




                 S / David V. Wachs                                 S / Ivan Szeftel
         ------------------------------------------         ------------------------------------------
         David V. Wachs,     April 13, 1995                 Ivan Szeftel,     April 13, 1995
         Chairman of the Board                              (Chief Financial Officer)
         (Chief Executive Officer)




                 S / Philip Wachs                                   S / Samuel Sidewater
         ------------------------------------------         ------------------------------------------
         Philip Wachs,     April 13, 1995                   Samuel Sidewater,     April 13, 1995
         President and                                      Director
         Vice Chairman of the Board
         (Chief Operating Officer)




                 S / Joseph L. Castle II                            S / Mordechay Kafry
         ------------------------------------------         ------------------------------------------
         Joseph L. Castle II,     April 13, 1995            Mordechay Kafry,     April 13, 1995
         Director                                           Director




                 S / Eric Specter
         ------------------------------------------
         Eric Specter,     April 13, 1995
         (Chief Accounting Officer)

                                EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION
- -----------        -----------

10.1.9 Receivables Purchase Agreement dated as of December 24, 1992, as amended and restated as of May 4, 1994, among First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Ciesco L.P., Corporate Asset Funding Company, Inc., and Corporate Receivables Corporation, as Purchasers and Citicorp North America, Inc., as Agent.

10.1.12 Amendment No. 2 to the Receivables Purchase Agreement (Parallel Purchase Agreement) and Company Agreement dated as of May 4, 1994, among First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Citibank, N.A. ("Citibank") and Citicorp North America, Inc., as Agent for Citibank, Charming Shoppes, Inc. and Fashion Service Corp.

10.1.14 Series 1994-2 Supplement dated as of August 15, 1994, to Amended and Restated Pooling and Servicing Agreement, dated as of December 24, 1992, as amended and restated as of May 4, 1994 (Exhibit 10.1.7) by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee (for $14,000,000 Charming Shoppes Master Trust Asset Backed Certificates Series 1994-2).

10.1.15 Amendment No. 1 to the Receivables Purchase Agreement dated as of November 15, 1994, among First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, CIESCO L.P., Corporate Asset Funding Company, Inc., and Corporate Receivables Corporation, as Purchasers, Citicorp North America, Inc., as Agent for the Purchasers, Charming Shoppes, Inc. and Fashion Service Corp.


10.1.16 Amendment No. 3 to the Receivables Purchase Agreement (Parallel Purchase Commitment) dated as of November 15, 1994, among First Fidelity Bank, National Association, as Trustee for the Charming Shoppes Master Trust, as Seller, Fashion SPC, Inc., as Subordinated Purchaser, Spirit of America National Bank, as Owner and Servicer, Citibank, N.A. ("Citibank"), Citicorp North America, Inc., as Agent for Citibank, Charming Shoppes, Inc. and Fashion Service Corp.

   21              Subsidiaries of Registrant

   23              Consent of independent auditors

   27              Financial Data Schedule