Form 10-Q
period 1995-04-29
CHARMING SHOPPES INC
filed 1995-06-12
CIK 19353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995

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



102,957,660 common shares were outstanding as of April 29, 1995.







CHARMING SHOPPES, INC. AND SUBSIDIARIES

INDEX


PAGE


PART I.   FINANCIAL INFORMATION:


     Item 1.    Financial Statements (Unaudited)


        Consolidated Balance Sheets
           April 29, 1995 and January 28, 1995.....................1-2

        Consolidated Statements of Income
           Thirteen weeks ended April 29, 1995 and
           April 30, 1994............................................3

        Consolidated Statements of Cash Flows
           Thirteen weeks ended April 29, 1995 and
           April 30, 1994............................................4

        Notes to Consolidated Financial Statements...................5


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............6-7


PART II.  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K....................8























CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                  April 29,  January 28,
                                                    1995         1995
(In Thousands)

ASSETS
Current Assets

Cash and cash equivalents                          $ 30,385     $ 43,923
Available-for-sale securities                        31,950       40,180
Merchandise inventories                             320,183      258,552
Prepayments and other                                76,633       89,060
                                                   --------     --------
Total Current Assets                                459,151      431,715


Property, equipment and leasehold improvements      493,860      483,372
Less: accumulated depreciation and amortization     208,113      197,119
                                                   --------     --------
Net property, equipment and leasehold
  improvements                                      285,747      286,253

Available-for-sale securities (net of a
  fair value adjustment of ($1,489) and ($2,591)
  respectively)                                      78,486       76,988
Other assets                                         49,580       45,853
                                                   --------    ---------
Total Assets                                       $872,964     $840,809
                                                   ========    =========



See Notes to Unaudited Consolidated Financial Statements











(1)








CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                 April 29,   January 28,
                                                   1995          1995
(In Thousands Except Shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                  $186,201     $137,622
Accrued expenses                                    86,450       97,276
Current portion - long-term debt                     5,004        5,002
                                                  --------     --------
Total Current Liabilities                          277,655      239,900

Deferred taxes                                      24,789       24,789

Long-term debt                                      17,118       17,298

Stockholders' Equity
Common Stock $.10 par value
  Authorized 300,000,000 shares
  Issued and outstanding 102,957,660 and
  102,894,239 shares                                10,296       10,289
Additional paid in capital                          55,724       55,176
Deferred employee compensation                      (5,027)      (5,025)
Unrealized losses on Available for Sale
Securities (net of income taxes of
  $521 and $906, respectively)                        (968)      (1,685)
Retained earnings                                  493,377      500,067
                                                  --------     --------
Total Stockholders' Equity                         553,402      558,822
                                                  --------     --------
Total Liabilities and Stockholders' Equity        $872,964     $840,809
                                                  ========     ========

See Notes to Unaudited Consolidated Financial Statements








(2)









CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                              For Thirteen Weeks Ended

(In Thousands Except Share and                 April 29,       April 30,
 Per Share Amounts)                               1995            1994

Net sales                                      $244,342        $297,611
Other income                                      1,907           2,175
                                               --------        --------
Total Revenue                                   246,249         299,786
                                               --------        --------
Cost of goods sold, buying and
   occupancy expenses                           186,777         210,715
Selling, general and administrative expenses     65,002          67,923
Interest expense                                    539             566
                                               --------        --------
Total Expenses                                  252,318         279,204
                                               --------        --------
Income (loss) before income taxes                (6,069)         20,582
Income tax expense (benefit)                     (1,699)          6,627
                                               --------         -------
Net Income (Loss)                              $ (4,370)       $ 13,955
                                               ========        ========


Weighted average number of common shares
outstanding                                 102,922,381     108,145,048
                                            ===========     ===========


Per Share Data:

Net Income (Loss)                             ($.04)          $.13
                                               ====           ====
Cash Dividends                                 $.0225         $.0225
                                               ======         ======






See Notes to Unaudited Consolidated Financial Statements


(3)








CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                              For Thirteen Weeks Ended

                                                   April 29,   April 30,
(In Thousands)                                        1995     1994
Operating Activities
Net income (Loss)                                   $(4,370)    $13,955
Adjustments to reconcile net income to net
cash provided by operating activities:
   Deferred income taxes                                  0         500
   Depreciation & amortization                       12,062      11,018
   Amortization of deferred compensation expense        478         646
   Gain on sale of available-for-sale securities        (18)        (11)
   Changes in operating assets and liabilities:
   Prepayments & other                               12,081     (23,858)
   Merchandise inventories                          (61,631)    (38,352)
   Accounts payable                                  48,579      40,272
   Accrued expenses                                 (10,826)     (3,006)
   Income taxes payable                                   0      (2,903)
                                                    -------     -------
Net Cash Used in Operating Activities                (3,645)     (1,739)
                                                    -------     -------
Investing Activities
Investment in capital assets                        (10,488)    (20,622)
Sales of available-for-sale securities               12,870       4,932
Purchases of available-for-sale securities           (5,018)     (4,472)
(Increase) decrease in other assets                  (4,794)      1,550
                                                   --------    --------
Net Cash Used in Investing Activities                (7,430)    (18,612)
                                                   --------    --------
Financing Activities
Reduction of long-term debt                            (178)       (180)
Proceeds from exercise of stock options                  35         288
Dividends paid                                       (2,320)     (2,312)
                                                   --------    --------
Net Cash Used in Financing Activities                (2,463)     (2,204)
                                                   --------    --------
Decrease in Cash and Cash Equivalents               (13,538)    (22,555)
Cash and Cash Equivalents, Beginning of Year         43,923      52,390
                                                   --------    --------
Cash and Cash Equivalents, End of Period           $ 30,385    $ 29,835
                                                   ========    ========
See Notes to Unaudited Consolidated Financial Statements

(4)








CHARMING SHOPPES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Consolidated Financial Statements

       The consolidated balance sheet as of April 29, 1995, the consolidated statements of income for the three month periods ended April 29, 1995 and April 30, 1994 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 29, 1995 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 annual report on Form 10-K. The results of operations for the periods ended April 29, 1995 and April 30, 1994 are not necessarily indicative of the operating results for the full year.

2.   Stockholders' Equity

       During the three months ended April 29, 1995, shareholders' equity changed to reflect the following items: net loss of $4,370,000; dividends paid of $2,320,000; amortization of deferred compensation expense of $478,000; an increase in common stock and additional paid in capital of $75,000 from the exercise of options for common stock; and a increase in stockholders' equity of $717,000 from a reduction in the unrealized loss on available-for-sale securities.













(5)







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

RESULTS OF OPERATIONS

       The following table sets forth, as a percentage of net sales, certain items appearing in the Consolidated Statements of Income for the thirteen week periods ended April 29, 1995 and April 30, 1994.

                                                   Thirteen Weeks Ended
                                                    April 29,  April 30,
                                                      1995       1994
                                                 --------------------
Net Sales                                            100.0%     100.0%
                                                 ---------------------
Cost of Goods Sold,
Buying, and Occupancy                                 76.5       70.8
                                                 ---------------------
Selling, General and
Administrative                                        26.6       22.8
                                                 ---------------------
Interest Expense                                        .2         .2
                                                 ---------------------
Income Taxes                                          (0.7)       2.2
                                                 ---------------------
Net Income (Loss)                                     (1.8%)      4.7%
                                                 ---------------------

Thirteen Weeks Ended April 29, 1995 and April 30, 1994

       Net sales for the first quarter of the fiscal year ending February 3, 1996 ("Fiscal 1996") totaled $244,342,000 as compared to $297,611,000 for the corresponding period of the fiscal year ended January 28, 1995 ("Fiscal 1995"), a 17.9% decrease. The Company had a 22.8% decrease in sales of existing stores compared to Fiscal 1995.
7.3% of sales for the first quarter of Fiscal 1996 are attributable to stores opened since the first quarter of Fiscal 1995. Sales for stores closed since the first quarter of Fiscal 1995 accounted for 2.4% of sales during that quarter. The decrease in sales from existing stores was primarily attributable to the lack of consumer acceptance of the Company's Spring merchandise assortment and a general weakness in women's apparel sales. The number of retail stores increased from 1,344 on April 30, 1994 to 1,416 on April 29, 1995. During the first quarter of Fiscal 1996 the Company opened 11 new stores and closed 23 existing stores. The Company anticipates a net addition of 10 new stores in Fiscal 1996.

(6)







       Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 5.7% in the first quarter of Fiscal 1996 as compared with the corresponding period of Fiscal 1995. The Company's cost of goods sold percentage increased by approximately 1.0% during the first quarter of Fiscal 1996 as a rsult of promotions initiated to stimulate consumer demand. As a percent of sales, buying and occupancy expenses increased 4.7% due to the effect of lower comparative sales on these relatively fixed costs.

       Selling, general and administrative expenses expressed as a percentage of sales increased 3.8% in the first quarter of Fiscal 1996 as compared to the corresponding period of Fiscal 1995. The primary reason for this increase was the effect of lower comparative store sales on relatively fixed general and administrative costs.

       The effective rate of income taxes as a percent of income before income taxes decreased to 28.0% for the first quarter of Fiscal 1996 as compared to 32.2% for the corresponding period of Fiscal 1995. This reduction is attributable to the cumulative annual effect of permanent tax benefits applied to lower pretax income.


LIQUIDITY AND CAPITAL RESOURCES

       At April 29, 1995, the Company had working capital of $181,496,000 as compared with $191,815,000 at January 28, 1995. The ratio of current assets to current liabilities was 1.7 to 1 at April 29, 1995 and 1.8 to 1 at January 28, 1995.

       Cash used in operating activities during the first three months of Fiscal 1996 increased $1,906,000 as compared to the corresponding period of Fiscal 1995. This increase was primarily due to an an increase in cash flow from the Company's investment in prepaid assets. Prepaid assets increased $23,858,000 during the first quarter of Fiscal 1995 as a result of the purchase of accounts receivable of the Company's private label credit card program and decreased $12,081,000 in the first quarter of Fiscal 1996 due to a refund of federal income taxes. This was offset by $18,325,000 decline in net income as well as a $14,972,000 increase in the Company's net investment in inventory (inventory increase less accounts payable increase).

       Through April 29, 1995, capital expenditures amounted to $10,488,000. During Fiscal 1996, the Company anticipates incurring capital expenditures of approximately $30 million primarily for the construction of 55 new stores, the remodeling and expansion of existing stores, and completing the expansion of a distribution facility in Greencastle, Indiana. It is anticipated that the capital required for expenditures will be financed principally through internally generated funds.

       Cash dividends were $2,320,000 for the three months ended April 29, 1995 as compared to $2,312,000 for the comparable period of Fiscal 1995.
(7)





Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None





     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended April 29, 1995





































(8)









SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHARMING SHOPPES, INC.
                                   ----------------------------------
                                   (Registrant)


Date:   June 12, 1995              S/Philip Wachs
        ------------------         -----------------------------------
                                   Philip Wachs-Chairman of the Board,
                                   President, Chief Operating Officer
                                   and acting Chief Executive Officer

Date:   June 12, 1995              S/Ivan Szeftel
        ------------------         ------------------------------------
                                   Ivan Szeftel-Executive Vice
                                   President Finance (Chief Financial
                                   Officer)