Form 10-Q
period 1995-07-29
CHARMING SHOPPES INC
filed 1995-09-11
CIK 19353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995

OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File No. 0-7258



CHARMING SHOPPES, INC.
Exact name of registrant as specified in its charter)


PENNSYLVANIA                                                 23-1721355
------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)



450 WINKS LANE BENSALEM, PA                                       19020
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



103,033,899 common shares were outstanding as of July 29, 1995.







CHARMING SHOPPES, INC. AND SUBSIDIARIES

INDEX


PAGE


PART I.   FINANCIAL INFORMATION:


     Item 1.    Financial Statements (Unaudited)


        Consolidated Balance Sheets
           July 29, 1995 and January 28, 1995.....................1-2

        Consolidated Statements of Income
           Thirteen weeks ended July 29, 1995 and
           July 30, 1994............................................3

        Consolidated Statements of Income
           Twenty-six weeks ended July 29, 1995 and
           July 30, 1994............................................4

        Consolidated Statements of Cash Flows
           Twenty-six weeks ended July 29, 1995 and
           July 30, 1994............................................5

        Notes to Consolidated Financial Statements..................6


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............7-9


PART II.  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K..................10




















CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                   July 29,  January 28,
                                                     1995       1995
(In Thousands)

ASSETS
Current Assets

Cash and cash equivalents                          $ 22,860     $ 43,923
Available-for-sale securities                        20,744       40,180
Merchandise inventories                             316,897      258,552
Prepayments and other                                67,934       89,060
                                                   --------     --------
Total Current Assets                                428,435      431,715


Property, equipment and leasehold improvements      500,212      483,372
Less: accumulated depreciation and amortization     219,330      197,119
                                                   --------     --------
Net property, equipment and leasehold
  improvements                                      280,882      286,253

Available-for-sale securities (including fair
  value adjustments of ($427) and $($2,591),
  respectively)                                      78,146       76,988

Other assets                                         55,458       45,853
                                                   --------    ---------
Total Assets                                       $842,921     $840,809
                                                   ========    =========



See Notes to Unaudited Consolidated Financial Statements











(1)









CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                 July 29,    January 28,
                                                   1995          1995
(In Thousands Except Shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                  $160,858     $137,622
Accrued expenses                                    86,931       97,276
Current portion - long-term debt                     5,004        5,002
                                                  --------     --------
Total Current Liabilities                          252,793      239,900

Deferred taxes                                      24,789       24,789

Long-term debt                                      15,939       17,298

Stockholders' Equity
Common Stock $.10 par value
  Authorized 300,000,000 shares
  Issued and outstanding 103,033,899 and
  102,849,239 shares                                10,303       10,289
Additional paid in capital                          55,763       55,176
Deferred employee compensation                      (4,319)      (5,025)
Unrealized losses on Available for Sale
  Securities (net of income taxes of
  $150 and $906, respectively)                        (277)      (1,685)
Retained earnings                                  487,930      500,067
                                                  --------     --------
Total Stockholders' Equity                         549,400      558,822
                                                  --------     --------
Total Liabilities and Stockholders' Equity        $842,921     $840,809
                                                  ========     ========

See Notes to Unaudited Consolidated Financial Statements





(2)







CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                              For Twenty-six Weeks Ended
(In Thousands Except Share and                 July 29,        July 30,
 Per Share Amounts)                              1995            1994

Net sales                                      $512,790        $621,028
Other income                                      3,827           4,571
                                               --------        --------
Total Revenue                                   516,617         625,599
                                               --------        --------
Cost of goods sold, buying and
   occupancy expenses                           394,508         440,450
Selling, general and administrative expenses    134,025         136,772
Interest expense                                  1,020           1,151
                                               --------        --------
Total Expenses                                  529,553         578,373
                                               --------        --------
Income (loss) before income taxes               (12,936)         47,226
Income tax expense (benefit)                     (5,433)         15,207
                                               --------         -------
Net Income (Loss)                              $ (7,503)       $ 32,019
                                               ========        ========

Weighted average number of common shares
outstanding                                 102,961,990     107,830,329
                                            ===========     ===========
Per Share Data:

Net Income (Loss)                             $(.07)          $.30
                                               ====           ====
Cash Dividends                                 $.0450         $.0450
                                               ======         ======








See Notes to Unaudited Consolidated Financial Statements


(4)










CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                              For Thirteen Weeks Ended
(In Thousands Except Share and                 July 29,        July 30,
 Per Share Amounts)                              1995            1994

Net sales                                      $268,448        $323,417
Other income                                      1,920           2,396
                                               --------        --------
Total Revenue                                   270,368         325,813
                                               --------        --------
Cost of goods sold, buying and
   occupancy expenses                           207,731         229,735
Selling, general and administrative expenses     69,023          68,849
Interest expense                                    481             585
                                               --------        --------
Total Expenses                                  277,235         299,169
                                               --------        --------
Income (loss) before income taxes                (6,867)         26,644
Income tax expense (benefit)                     (3,734)          8,580
                                               --------         -------
Net Income (Loss)                              $ (3,133)       $ 18,064
                                               ========        ========

Weighted average number of common shares
outstanding                                 103,001,599     107,515,611
                                            ===========     ===========
Per Share Data:

Net Income (Loss)                              $(.03)         $.17
                                                ====          ====
Cash Dividends                                 $.0225         $.0225
                                               ======         ======









See Notes to Unaudited Consolidated Financial Statements


(3)









CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                              For Twenty-six Weeks Ended
                                                    July 29,    July 30,
(In Thousands)                                        1995        1994
Operating Activities
Net income (loss)                                   $(7,503)    $32,019
Adjustments to reconcile net income to net
cash provided by operating activities:
   Deferred income taxes                                  0       1,000
   Depreciation & amortization                       24,393      22,130
   Amortization of deferred compensation expense      1,011       1,293
   Gain on sale of available-for-sale securities        (50)       (184)
   Changes in operating assets and liabilities:
   Prepayments & other                               20,356      (5,163)
   Merchandise inventories                          (58,345)    (54,388)
   Accounts payable                                  23,236      52,318
   Accrued expenses                                 (10,345)    (11,731)
   Income taxes payable                                   0      (5,867)
                                                    -------     -------
Net Cash Provided by (Used in) Operating Activities  (7,247)     31,427
                                                    -------    --------
Investing Activities
Investment in capital assets                        (16,840)    (35,476)
Sales of available-for-sale securities               25,510      65,314
Purchases of available-for-sale securities           (5,018)    (28,594)
Increase in other assets                            (11,786)        (52)
                                                   --------    --------
Net Cash Provided by (Used in) Investing Activities  (8,134)      1,192
                                                   --------    --------
Financing Activities
Reduction of long-term debt                          (1,357)       (359)
Proceeds from exercise of stock options                 309         415
Dividends paid                                       (4,634)     (4,625)
                                                   --------    --------
Net Cash Used in Financing Activities                (5,682)     (4,569)
                                                   --------    --------
Increase (Decrease) in Cash and Cash Equivalents    (21,063)     28,050
Cash and Cash Equivalents, Beginning of Year         43,923      52,390
                                                   --------    --------
Cash and Cash Equivalents, End of Period           $ 22,860    $ 80,440
                                                   ========    ========

See Notes to Unaudited Consolidated Financial Statements

(5)









CHARMING SHOPPES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Consolidated Financial Statements

       The consolidated balance sheet as of July 29, 1995, the consolidated statements of income for the three and six month periods ended July 29, 1995 and July 30, 1994 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 29, 1995 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 annual report on Form 10-K. The results of operations for the periods ended July 29, 1995 and July 30, 1994 are not necessarily indicative of the operating results for the full year.

2.   Stockholders' Equity

       During the six months ended July 29, 1995, shareholders' equity changed to reflect the following items: net loss of $7,503,000; dividends paid of $4,634,000; amortization of deferred compensation expense of $1,011,000; an increase in common stock and additional paid in capital of $296,000 from the exercise of options for common stock; and an increase in stockholders' equity of $1,408,000 from a reduction in the unrealized loss on available-for-sale securities.














(6)









MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

RESULTS OF OPERATIONS

       The following table sets forth, as a percentage of net sales, certain items appearing in the Consolidated Statements of Income for the thirteen week and twenty-six week periods ended July 29, 1995 and July 30, 1994.

                            Thirteen Weeks Ended Twenty-six Weeks Ended
                             July 29,   July 30,    July 29,   July 30,
                               1995       1994        1995       1994
                            --------------------   --------------------
Net Sales                    100.0%     100.0%       100.0%    100.0%
                            --------------------   --------------------
Cost of Goods Sold,
Buying, and Occupancy         77.4       71.0        76.9       70.9
                            --------------------   --------------------
Selling, General and
Administrative                25.7       21.3        26.1       22.0
                            --------------------   --------------------
Interest Expense                .2         .2          .2         .2
                            --------------------   --------------------
Income Tax Expense (Benefit)  (1.4)       2.6        (1.0)       2.4
                            --------------------   --------------------
Net Income (Loss)             (1.2)%      5.6%       (1.5)%      5.2%
                            --------------------   --------------------

Thirteen Weeks Ended July 29, 1995 and July 30, 1994

       Net sales for the second quarter of the fiscal year ending February 3, 1996 ("Fiscal 1996") totaled $268,448,000 as compared to $323,417,000 for the corresponding period of the fiscal year ended January 28, 1995 ("Fiscal 1995"), a 17.0% decrease. The Company had a 20.7% decrease in sales of existing stores compared to Fiscal 1995. 6.0% of sales for the second quarter of Fiscal 1996 are attributable to stores opened since the second quarter of Fiscal 1995. Sales for stores closed since the second quarter of Fiscal 1995 accounted for 2.3% of sales during that quarter. The decrease in sales from existing stores was primarily attributable to the lack of consumer acceptance of the Company's merchandise assortment and a general weakness in women's apparel sales.














(7)

       The number of retail stores increased from 1,368 on July 30, 1994 to 1,415 on July 29, 1995. During the second quarter of Fiscal 1996 the Company opened 7 new stores and closed 8 existing stores. The Company expects to open approximately 47 stores during Fiscal 1996 and plans to close approximately 45 stores prior to December 1995. The Company may also close additional stores during January of 1996.

       Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 6.4% in the second quarter of Fiscal 1996 as compared with the corresponding period of Fiscal 1995. The cost of goods sold portion of the gross margin increased 2.0% over last year as aggressive promotions were initiated to stimulate consumer demand. This caused markdowns to be taken earlier and more frequently then planned. In dollar terms occupancy expenses increase at a rate less than the increase in average selling square footage. However, the decline in sales caused occupancy expenses expressed as a percentage of sales to increase 3.8%.

       The decline in sales caused selling, general and administrative expenses expressed as a percentage of sales to increase 4.4% in the second quarter. Expressed in dollar terms the increase in these expenses was limited to .3% compared to the corresponding period of Fiscal 1995. Store payrolls were lower than last year even with a 4% increase in the number of stores.
The reductions in payroll were offset by corresponding increases in advertising and promotional expenses.

       Since the second quarter of Fiscal 1996, sales of existing stores compared to the corresponding period of Fiscal 1995 have continued to decline. Sales of existing stores during August, 1995 declined 24% as compared to the corresponding period of Fiscal 1995. The Company intends to pursue an aggressive promotional sales plan to attempt to address these declining sales level. Furthermore , the Company anticipates an operating loss for the third quarter of Fiscal 1996 which will exceed the loss incurred during the second quarter of Fiscal 1996.


Twenty-six Weeks Ended July 29, 1995 and July 30, 1994

       Net sales for the first two quarters of Fiscal 1996 totaled $512,790,000 as compared to $621,028,000 for the corresponding period of Fiscal 1995, a 17.4% decrease. The Company had a 21.7% decrease in sales of existing stores compared to Fiscal 1995. 6.4% of sales for the first two quarters of Fiscal 1996 are attributable to stores opened since the second quarter of Fiscal 1995. Sales for stores closed since the second quarter of Fiscal 1995 accounted for 2.1% of sales during the first two quarters of Fiscal 1995.

       Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 6.0% in the first two quarters of Fiscal 1996 as compared with the corresponding period of Fiscal 1995. The primary reasons for this increase were the effect of lower comparative store sales on relatively fixed buying and occupancy costs and a decline in merchandise margins as compared to the prior year.






                                     (8)

       Selling, general and administrative expenses expressed as a percentage of sales increased 4.1% in the first two quarters of Fiscal 1996 as compared to the corresponding period of Fiscal 1995. The primary reason for the increase was the effect of lower comparative store sales on relatively fixed general and administrative expenses.

       The Company has recorded an income tax benefit of $5,433,000 for the six month period ended July 29, 1995. This benefit is 42% of the Company's pretax loss for the period as compared to a benefit of 28% of the pretax loss recorded in the first quarter of this fiscal year. This increase is the result of the effect of permanent tax benefits and credits on a lower estimated pretax income.


LIQUIDITY AND CAPITAL RESOURCES

       At July 29, 1995, the Company had working capital of $175,642,000 as compared with $191,815,000 at January 28, 1995. The ratio of current assets to current liabilities was 1.7 to 1 at July 29, 1995 and 1.8 to 1 at January 28, 1995.

       Operating activities used $7,247,000 in cash during the first six months of Fiscal 1996 as compared to providing $31,427,000 in cash during the corresponding period of Fiscal 1995. This $38,674,000 decrease was primarily due to the decline in net income. An increase in the Company's net investment in inventory (inventory increase less accounts payable increase) was offset by a decrease in prepaid expenses and other current assets. This reduction was achieved by withdrawing the cash value of certain Company owned life insurance policies as well as reducing the prepaid portion of other employee benefit related expenses.

       Through July 29, 1995, capital expenditures amounted to $16,840,000. During Fiscal 1996, the Company anticipates incurring capital expenditures of approximately $25 million primarily for the construction of 47 new stores, the remodeling and expansion of existing stores, and completing the expansion of the distribution facility in Greencastle, Indiana. It is anticipated that the capital required for expenditures will be financed principally through internally generated funds.

       Cash dividends were $4,634,000 for the six months ended July 29, 1995 as compared to $4,625,000 for the comparable period of Fiscal 1995.


















(9)

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None





     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended July 29, 1995





































(10)








SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHARMING SHOPPES, INC.
                                   ----------------------------------
                                   (Registrant)


Date:   September 11, 1995          S/Philip Wachs
        ------------------         -----------------------------------
                                   Philip Wachs
                                   (Chairman of the Board)

Date:   September 11, 1995          S/Ivan Szeftel
        ------------------         ------------------------------------
                                   Ivan Szeftel-Executive Vice
                                   President Finance (Chief Financial
                                   Officer)


























	--