Form 10-Q
period 1995-10-28
CHARMING SHOPPES INC
filed 1995-12-12
CIK 19353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995

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



103,131,143 common shares were outstanding as of October 28, 1995.





CHARMING SHOPPES, INC. AND SUBSIDIARIES

INDEX


                                                                PAGE

PART I.   FINANCIAL INFORMATION


     Item 1.    Condensed Consolidated Financial Statements (Unaudited)


        Consolidated Balance Sheets
           October 28, 1995 and January 28, 1995..................1-2

        Consolidated Statements of Income
           Thirteen weeks ended October 28, 1995 and
           October 29, 1994.........................................3

        Consolidated Statements of Income
           Thirty-nine weeks ended October 28, 1995 and
           October 29, 1994.........................................4

        Consolidated Statements of Cash Flows
           Thirty-nine weeks ended October 28, 1995 and
           October 29, 1994.........................................5

        Notes to Condensed Consolidated Financial Statements......6-7

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............8-11


PART II.  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K..................12






















CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                October 28,  January 28,
                                                     1995       1995
(In Thousands)

ASSETS
Current Assets

Cash and cash equivalents                          $ 40,932     $ 43,923
Available-for-sale securities                        25,762       40,180
Merchandise inventories                             359,344      258,552
Prepayments and other                                81,648       89,060
                                                   --------     --------
Total Current Assets                                507,686      431,715


Property, equipment and leasehold improvements      508,298      483,372
Less: accumulated depreciation and amortization     230,958      197,119
                                                   --------     --------
Net property, equipment and leasehold
  improvements                                      277,340      286,253

Available-for-sale securities (net of
  fair value adjustments of ($4) and $($2,591),
  respectively)                                       8,872       76,988

Other assets                                         50,394       45,853
                                                   --------    ---------
Total Assets                                       $844,292     $840,809
                                                   ========    =========



See Notes to Condensed Consolidated Financial Statements













(1)






CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                October 28,  January 28,
                                                   1995          1995
(In Thousands Except Shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                  $194,899     $137,622
Accrued expenses                                    82,539       97,276
Current portion - long-term debt                       720        5,002
                                                  --------     --------
Total Current Liabilities                          278,158      239,900

Deferred taxes                                      24,789       24,789

Long-term debt                                      15,758       17,298

Stockholders' Equity
Common Stock $.10 par value
  Authorized 300,000,000 shares
  Issued and outstanding 103,131,143 and
  102,894,239 shares                                10,313       10,289
Additional paid in capital                          55,621       55,176
Deferred employee compensation                      (3,567)      (5,025)
Unrealized losses of Available for Sale
  Securities (net of income taxes of
  $1 and $906, respectively)                            (3)      (1,685)
Retained earnings                                  463,223      500,067
                                                  --------     --------
Total Stockholders' Equity                         525,587      558,822
                                                  --------     --------
Total Liabilities and Stockholders' Equity        $844,292     $840,809
                                                  ========     ========

See Notes to Condensed Consolidated Financial Statements









(2)






CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                              For Thirteen Weeks Ended
(In Thousands Except Share and                 October 28,   October 29,
 Per Share Amounts)                              1995            1994

Net sales                                      $267,772        $306,283
Other income                                        969           2,485
                                               --------        --------
Total Revenue                                   268,741         308,768
                                               --------        --------
Cost of goods sold, buying and
   occupancy expenses                           227,481         229,022
Selling, general and administrative expenses     79,423          69,945
Interest expense                                    435             561
                                               --------        --------
Total Expenses                                  307,339         299,528
                                               --------        --------
Income (loss) before income taxes               (38,598)          9,240
Income tax expense (benefit)                    (13,892)          1,733
                                               --------         -------
Net Income (Loss)                              ($24,706)       $  7,507
                                               ========        ========

Weighted average number of common shares
outstanding                                 103,066,745     107,053,574
                                            ===========     ===========
Per Share Data:

Net Income (Loss)                             ($.24)           $.07
                                              ======          ======
Cash Dividends                                $.0000          $.0225
                                              ======          ======












See Notes to Condensed Consolidated Financial Statements


(3)






CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                             For Thirty-nine Weeks Ended
(In Thousands Except Share and                 October 28,   October 29,
 Per Share Amounts)                              1995            1994

Net sales                                      $780,562        $927,311
Other income                                      4,796           7,056
                                               --------        --------
Total Revenue                                   785,358         934,367
                                               --------        --------
Cost of goods sold, buying and
   occupancy expenses                           621,989         669,472
Selling, general and administrative expenses    213,448         206,717
Interest expense                                  1,455           1,712
                                               --------        --------
Total Expenses                                  836,892         877,901
                                               --------        --------
Income (loss) before income taxes               (51,534)         56,466
Income tax expense (benefit)                    (19,325)         16,940
                                               --------         -------
Net Income (Loss)                              ($32,209)        $39,526
                                               ========        ========

Weighted average number of common shares
outstanding                                 102,996,909     107,571,411
                                            ===========     ===========
Per Share Data:

Net Income (Loss)                             ($.31)          $.37
                                              ======         ======
Cash Dividends                                $.0450         $.0675
                                              ======         ======












See Notes to Condensed Consolidated Financial Statements


(4)






CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For Thirty-nine Weeks Ended
                                                October 28,  October 29,
(In Thousands)                                        1995        1994
Operating Activities
Net income (loss)                                  ($32,209)    $39,526
Adjustments to reconcile net income to net
cash provided by operating activities:
   Deferred income taxes                                  0       1,500
   Depreciation & amortization                       37,020      34,590
   Amortization of deferred compensation expense      1,478       1,910
   Gain on sale of available-for-sale securities        (91)       (177)
   Changes in operating assets and liabilities:
   Prepayments & other                                6,499     (10,069)
   Merchandise inventories                         (100,792)    (74,255)
   Accounts payable                                  57,277      46,257
   Accrued expenses                                 (14,737)     (3,112)
   Income taxes payable                                   0      (8,521)
                                                    -------     -------
Net Cash Provided by (Used in) Operating Activities (45,555)     27,649
                                                   --------    --------
Investing Activities
Investment in capital assets                        (24,926)    (54,816)
Sales of available-for-sale securities              105,213      75,572
Purchases of available-for-sale securities          (20,001)    (74,100)
Increase in other assets                             (7,722)     (5,487)
                                                   --------    --------
Net Cash Provided by (Used in) Investing Activities  52,564     (58,831)
                                                   --------    --------
Financing Activities
Proceeds from short-term borrowings                       0       8,500
Reduction of long-term debt                          (5,822)     (4,824)
Proceeds from exercise of stock options                 456         523
Dividends paid                                       (4,634)     (6,941)
                                                   --------    --------
Net Cash Used in Financing Activities               (10,000)     (2,742)
                                                   --------    --------
Decrease in Cash and Cash Equivalents                (2,991)    (33,924)
Cash and Cash Equivalents, Beginning of Year         43,923      52,390
                                                   --------    --------
Cash and Cash Equivalents, End of Period           $ 40,932    $ 18,466
                                                   ========    ========

See Notes to Unaudited Consolidated Financial Statements


(5)






CHARMING SHOPPES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Consolidated Financial Statements

       The consolidated balance sheet as of October 28, 1995, the consolidated statements of income for the three and nine month periods ended October 28, 1995 and October 29, 1994 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 28, 1995 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 annual report on Form 10-K. The results of operations for the periods ended October 28, 1995 and October 29, 1994 are not necessarily indicative of the operating results for the full year.

2.   Stockholders' Equity

       During the nine months ended October 28, 1995, shareholders' equity changed to reflect the following items: net loss of $32,209,000; dividends paid of $4,634,000; amortization of deferred compensation expense of $1,478,000; an increase in common stock and additional paid in capital of $448,000 from the exercise of options for common stock; and an increase in stockholders' equity of $1,682,000 from a reduction in the unrealized loss on available-for-sale securities.

3.   Suspension of Dividend on Common Stock

       On October 2, 1995 the Company's Board of Directors announced an indefinite suspension of dividends on the Company's common stock. In addition, the payment of dividends is precluded during the entire term of the financing agreement described in the Subsequent Event footnote below.






(6)






4.   Subsequent Events

       Financing Arrangements - On November 30, 1995 the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000 subject to limitations based upon eligible inventory. This agreement, which expires on June 1, 1998, may be used to obtain revolving loans and issue letters of credit. These loans are secured by certain assets of the Company.

       At the Company's option the interest rate on revolving loans is at the prime rate plus 3/4% or the Eurodollar rate plus 3 3/8%. There is a commitment fee of 3/8% per annum on the unused portion of the facility and 1 3/8% per annum on the aggregate outstanding letters of credit. The agreement requires that, among other things, the Company maintain a minimum net worth and not pay dividends on it's common stock.

       In addition to the agreement described above the Company renegotiated portions of other existing trade and working capital facilities and outstanding debt. This restructuring will convert $82,962,000 of trade acceptances which were recorded as accounts payable on the October 28, 1995 balance sheet into a term loan. The interest rate on this loan is between 2% and 3 1/2% above the prime rate and is subject to reduction upon attainment of certain payment provisions. The Company is required to make payments equal to income tax refunds available from the carryback of operating losses which will occur in Fiscal 1996. In the event that the tax refund received by January 31, 1997 is less than $30,000,000 any shortfall will be paid from a letter of credit up to an amount of $22,000,000. The unpaid portion of the loan will be due at the agreements termination on June 1, 1998. This loan is secured by certain assets of the Company.

       Additionally, an outstanding term loan included in the October 28, 1995 balance sheet as Long-term debt in the amount of $12,857,000 has been paid down to $9,488,000 with the balance due June 1, 1998. This note originally had scheduled annual amortizations through 1998 and carried an interest rate of 9.3%. These notes carry an interest rate of 11.8% and are secured by certain assets of the Company.

       Restructuring Plan - On December 7, 1995, the Company's Board of Directors approved a restructuring plan that will result in a fourth quarter pretax charge of approximately $65,000,000 related to a decision to close 290 under-performing Fashion Bug and Fashion Bug Plus stores. The charge includes an estimate for the write-down of fixed assets, lease termination costs and severance benefits.

       This restructuring plan will be expanded to include administrative and sourcing areas which will require additional one-time charges in the fourth quarter.



(7)






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

RESULTS OF OPERATIONS

       The following table sets forth, as a percentage of net sales, certain items appearing in the Consolidated Statements of Income for the thirteen week and thirty-nine week periods ended October 28, 1995 and October 29, 1994.

                         Thirteen Weeks Ended    Thirty-nine Weeks Ended
                         October 28, October 29, October 28, October 29,
                               1995       1994        1995       1994
                            --------------------   --------------------
Net Sales                    100.0%     100.0%      100.0%    100.0%
                            --------------------   --------------------
Cost of Goods Sold,
Buying, and Occupancy         85.0       74.8        79.7       72.2
                            --------------------   --------------------
Selling, General and
Administrative                29.7       22.8        27.3       22.3
                            --------------------   --------------------
Interest Expense                .2         .2          .2         .2
                            --------------------   --------------------
Income Tax Expense (Benefit)  (5.2)       0.5        (2.4)       1.9
                            --------------------   --------------------
Net Income (Loss)             (9.2%)      2.5%       (4.1%)      4.3%
                            --------------------   --------------------

Thirteen Weeks Ended October 28, 1995 and October 29, 1994

       Net sales for the third quarter of the fiscal year ending February 3, 1996 ("Fiscal 1996") totaled $267,772,000 as compared to $306,283,000 for the corresponding period of the fiscal year ended January 28, 1995 ("Fiscal 1995"), a 12.6% decrease. The Company had a 15.6% decrease in sales of existing stores compared to Fiscal 1995. 5.4% of sales for the third quarter of Fiscal 1996 are attributable to stores opened since the third quarter of Fiscal 1995. Sales for stores closed since the third quarter of Fiscal 1995 accounted for 2.4% of sales during that quarter. The decrease in sales from existing stores was primarily attributable to the lack of consumer acceptance of the Company's Fall merchandise assortment and a general weakness in women's apparel sales.






(8)






       The number of retail stores increased from 1,390 on October 29, 1994 to 1,417 on October 28, 1995. During the third quarter of Fiscal 1996 the Company opened 18 new stores and closed 16 existing stores.
The Company has opened 47 stores during Fiscal 1996 and will have closed 52 stores prior to Christmas.

       Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 10.2% in the third quarter of Fiscal 1996 as compared with the corresponding period of Fiscal 1995. The cost of goods sold portion of the gross margin increased 6.8% over last year as aggressive promotions were initiated due to lack of consumer acceptance of the Company's fall merchandise assortment. This resulted in markdowns being taken earlier and more frequently than planned. Additonally, the decline in sales caused occupancy expenses expressed as a percentage of sales to increase 3.0%

       The decline in sales caused selling, general and administrative expenses expressed as a percentage of sales to increase 6.9% in the third quarter. Expressed in dollar terms the increase in these expenses was 13.6% as compared to the corresponding period of Fiscal 1995. Payroll expenses were reduced both at the stores and main office. However, these reduced expenses were more than offset by a significant increase in advertising expenses related to a more aggressive advertising campaign and professional and bank fees associated with the negotiation and implementation of the Company's financing arrangements.

       Since the third quarter of Fiscal 1996, sales of existing stores compared to the corresponding period of Fiscal 1995 have continued to decline. Sales of existing stores during November, 1995 declined 13% as compared to the corresponding period of Fiscal 1995. The Company intends to pursue an aggressive promotional sales plan to address these declining sales and anticipates this will result in a loss from operations in the fourth quarter. In addition the Company will take a $65,000,000 charge in the fourth quarter to close 290 stores and an additional charge to restructure its' sourcing and administrative areas.

Thirty-nine Weeks Ended October 28, 1995 and October 29, 1994

       Net sales for the first three quarters of Fiscal 1996 totaled $780,562,000 as compared to $927,311,000 for the corresponding period of Fiscal 1995, a 15.8% decrease. The Company had a 19.7% decrease in sales of existing stores compared to Fiscal 1995. 6.0% of sales for the first three quarters of Fiscal 1996 are attributable to stores opened since the third quarter of Fiscal 1995. Sales for stores closed since the third quarter of Fiscal 1995 accounted for 2.1% of sales during the first three quarters of Fiscal 1995.






(9)






      Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 7.5% in the first three quarters of Fiscal 1996 as compared with the corresponding period of Fiscal 1995. The primary reasons for this increase were a lack of consumer acceptance of the Company's merchandise offerings which resulted in a decline in gross margins as well as the effect of lower comparative store sales on relatively fixed buying and occupancy costs.

       Selling, general and administrative expenses expressed as a percentage of sales increased 5.0% in the first three quarters of Fiscal 1996 as compared to the corresponding period of Fiscal 1995. The primary reason for this increase was the effect of lower comparative store sales on relatively fixed general and administrative costs.

       The Company has recorded an income tax benefit of $19,325,000 for the nine month period ended October 28, 1995. This benefit is the result of an estimated pretax loss for Fiscal 1996 and permanent tax benefits and credits.

LIQUIDITY AND CAPITAL RESOURCES

       At October 28, 1995, the Company had working capital of $229,528,000 as compared with $191,815,000 at January 28, 1995. The ratio of current assets to current liabilities was 1.8 to 1 at October 28, 1995 and 1.8 to 1 at January 28, 1995.

       Cash used in operating activities was $45,555,000 during the first nine months of Fiscal 1996 as compared to cash provided by operating activities of $27,649,000 during the corresponding period of Fiscal 1995. This $73,204,000 decrease was primarily due to the decline in net income. An increase in the Company's net investment in inventory (inventory increase less accounts payable increase) was offset by a decrease in prepaid expenses and other current assets. This reduction was achieved by withdrawing the cash value of certain Company owned life insurance policies as well as reducing the prepaid portion of other employee benefit related expenses.

       Through October 28, 1995, capital expenditures amounted to $24,926,000 for the construction of 47 new stores, the remodeling and expansion of existing stores, and completing the expansion of the distribution facility in Greencastle, Indiana. The capital required for these expenditures was provided through internally generated funds.


       On November 30, 1995 the Company entered into a new secured $157,000,000 revolving credit agreement and restructured, on a secured basis, a portion of existing credit facilities and outstanding debt. The Company is required to make payments equal to income tax refunds available from the carryback of operating losses which will occur in Fiscal 1996. In the event that the tax refund received by January 31,


(10)






1997 is less than $30,000,000 any shortfall will be paid from a letter
of credit up to an amount of $22,000,000.    On December 7, 1995 the
Company announced a charge of approximately $65,000,000 to close 290 stores. An additional amount anticipated to cover the restructuring of its sourcing and administrative areas will occur during the fourth quarter. It is anticipated that the funding to execute these plans will be provided by the new credit facility.

       Cash dividends were $4,634,000 for the nine months ended October 28, 1995 as compared to $6,941,000 for the comparable period of Fiscal 1995. On October 2, 1995 the Company's Board of Directors announced an indefinite suspension of dividends on the Company's common stock.









































(11)






Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None





     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended October 28, 1995







































(12)






SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CHARMING SHOPPES, INC.
                                   ----------------------------------
                                   (Registrant)


Date:   December 11, 1995          S/Philip Wachs
        ------------------         -----------------------------------
                                   Philip Wachs
                                   (Chairman of the Board)

Date:   December 11, 1995          S/Ivan Szeftel
        ------------------         ------------------------------------
                                   Ivan Szeftel-Executive Vice
                                   President Finance (Chief Financial
                                   Officer)