Form 10-K405
period 1996-02-03
CHARMING SHOPPES INC
filed 1996-05-03
CIK 19353

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.   20549

                                   FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended February 3, 1996
                          ----------------
OR
(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from           to
                               -----------  ----------

Commission file number  0-7258
                        ------

- --------------------------------------------------------------------------------

                             CHARMING SHOPPES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                                         23-1721355
- --------------------------------                                           ------------
(State or other jurisdiction of                                            (IRS Employer
incorporation or organization)                                            Identification No.)

450 Winks Lane, Bensalem, Pennsylvania                                         19020
- --------------------------------------                                       ----------
 (Address of principal executive offices)                                    (Zip Code)


Registrant's telephone number, including area code  (215) 245-9100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                 Common Stock (par value $.10 per share)
- --------------------------------------------------------------------------------
                                (Title of Class)

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

As of March 29, 1996, 103,358,316 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on March 29, 1996), held by non-affiliates was approximately $500 million.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this annual report.

                             CHARMING SHOPPES, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I


Item 1   Business
            General ................................................................   2
            Merchandising and Marketing ............................................   3
            Purchasing .............................................................   5
            Distribution ...........................................................   5
            Stores .................................................................   6
            Store Management and Employees .........................................   7
            Trademarks and Servicemarks ............................................   7
            Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
            Private Securities Litigation Reform Act of 1995 .......................   8

Item 2   Properties ................................................................   9

Item 3   Legal Proceedings .........................................................   9

Item 4   Submission of Matters to a Vote of Security Holders .......................   9

Item 4a  Executive Officers of the Registrant ......................................  10

                                    PART II

Item 5  Market for the Registrant's Common Equity and Related Stockholders' Matters ..  11

Item 6  Selected Financial Data ......................................................  12

Item 7  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .....................................................  13

Item 8  Financial Statements and Supplementary Data ..................................  19

Item 9  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ......................................................  36

                                    PART III

Item 10  Directors and Executive Officers of the Registrant ..............  37

Item 11  Executive Compensation ..........................................  37

Item 12  Security Ownership of Certain Beneficial Owners and Management ..  37

Item 13  Certain Relationships and Related Transactions ..................  37



                                    PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 38

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates through its subsidiary corporations 1,301 women's specialty apparel stores in 46 states (as of February 3, 1996), the substantial majority of which are located in the Northeast quadrant of the United States. Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly-owned subsidiaries. The Company's 1,234 "Fashion Bug" stores specialize in selling, at moderate and popular prices, a wide variety of junior, misses, large-size and girls size sportswear, dresses, coats, lingerie, accessories and casual footwear. The Company's 67 "Fashion Bug Plus" stores specialize in similar merchandise for the large-size customer. The Company also has a selection of petite women's apparel in certain Fashion Bug stores. An assortment of casual men's apparel and accessories is also available in most Fashion Bug stores. The Company's stores sell both brand-name merchandise and specially manufactured garments under one of the Company's private labels.

In response to the Company's declining sales productivity and profit performance, commencing in the third quarter of the year ended February 3, 1996 ("Fiscal 1996"), the Company made significant changes in its management, with Dorrit J. Bern joining the Company as President and Chief Executive Officer in September 1995. Ms. Bern had been employed by Sears, Roebuck & Co. ("Sears") since 1987 and had most recently held the position of Group Vice President for Women's Apparel and Home Fashions at Sears. Ms. Bern was instrumental in the creation and execution of the women's apparel strategy at Sears. In addition to Ms. Bern, the Company is led by new senior merchandising executives, a newly appointed Chief Financial Officer and a new Executive Vice President of Sourcing. Under the direction of Ms. Bern and her new management team, during the fourth quarter of Fiscal 1996 management redesigned many aspects of the Company's business strategy: merchandising, marketing, purchasing, distribution and financial. This new strategy is aimed at enhancing sales productivity and improving financial performance commencing in the fiscal year ending February 2, 1997 ("Fiscal 1997").

As part of this new business strategy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. The Company has responded to the needs of its customer by expanding the variety of choices in its merchandise assortment. In addition, the Company is expanding its merchandise assortment in previously underdeveloped products such as career wear and dresses, and petite sizes are being offered for the first time. Product assortments will also be tailored to the demographics of an area, and merchandise will be available for six distinct seasons -- spring, summer, transitional, fall, holiday and transitional -- rather than two seasons as in the past. In addition, the Company has raised its quality standards with respect to merchandise fabrication, construction and fit. More realistic value pricing is also part of the new business strategy. In addition, advertising expenditures are being shifted from in-store promotions to radio and newspaper advertising, and management intends to more actively utilize targeted direct mail advertising to its list of approximately 3,300,000 active proprietary credit card customers.

As a result of management's increased focus on meeting the demands of its primary customer, the Company, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its purchases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. While overseas sourcing resulted in lower product cost and increased initial markups, six to twelve month lead times were generally required to procure merchandise. Use of the domestic market allows the Company to make purchase decisions generally with two to four month lead times, and quickly replenish merchandise inventory as necessary (generally with one to two month lead times). The Company continues to use its overseas sourcing operation, which has been reorganized to support this strategic change, to procure basic low-risk commodity merchandise which generally requires three to eight month lead times.

The Company's new merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise, thereby enabling the stores to offer fresh product assortments on a regular basis. Management expects that such changes and enhancements should reduce the expense of outside storage facilities, and decrease borrowing costs incurred in connection with merchandise procurement.

Management expects that the new business strategy will likely result in lower initial unit sales prices and higher unit costs of merchandise product . However, management also believes that such effects will be offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, resulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997.

In addition, in November 1995, the Company (i) entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory, (ii) negotiated the conversion of $82,862,000 of existing trade obligations into a term loan, and (iii) renegotiated an outstanding term loan in the amount of $9,488,000.

The new business strategy complements the Company's existing real estate strategy, which is focused on locating stores in strip shopping centers primarily in the Northeast quadrant of the United States. As of the end of Fiscal 1996 approximately eighty percent of the Company's stores were located in strip shopping centers. The Company believes that its customers visit strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls. The Company's Fashion Bug stores average 9,700 square feet in size.

During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The primary components of the Restructuring Plan are (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign merchandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. The pre-tax operating loss for Fiscal 1996 for these 290 stores, exclusive of the restructuring charge and before allocation of fixed overhead, was approximately $34,000,000. Given the Company's disappointing performance in Fiscal 1996 and the implementation of its new business strategy, however, such operating loss is not indicative of future savings resulting from the closing of such stores.
The Company has also implemented an expense reduction initiative to further reduce operating costs. The primary components of this initiative are (i) the further reduction of distribution, merchandising and administrative personnel,
(ii) the renegotiation of store lease obligations and (iii) the reduction of various other overhead costs. The Restructuring Plan and the further expense reduction initiative are expected to result in a workforce reduction of approximately 2,300 store employees and 800 non-store employees.

MERCHANDISING AND MARKETING

The Company has implemented a new merchandise strategy which increases the variety of choices in its merchandise assortment. The Company now utilizes domestic fashion market guidance, fashion advisory services and in-store testing to determine the optimal product assortment for its customer base. Management believes that this should result in a higher degree of accuracy in predicting consumer preferences while reducing the Company's inventory investment and risk. The purpose of this new strategy is to enable the Company to provide merchandise assortments to meet its customers' preferences.

In addition, the Company is expanding its merchandise assortment in previously underdeveloped products such as career wear and dresses, and petite sizes are being offered for the first time. Product assortments will also be tailored to the demographics of an area, and merchandise will be available for six distinct seasons -- spring, summer, transitional, fall, holiday and transitional -- rather than two seasons as in the past. In addition, the Company has raised its quality standards with respect to merchandise fabrication, construction and fit. In addition, the Company has begun to redefine its merchandise assortments to reflect the needs and demands of diverse customer groups. The Company has distribution systems in place whereby stores which are identified as having certain customer profiles, can be merchandised with products specifically targeted to such customers. In addition, the Company intends to improve inventory turnover by better managing the inventory receipt flow of seasonal merchandise to its stores across all geographic regions. Further, the Company has addressed the different lifestyle needs of its customers with respect to fashion by varying the depth and assortments of career and casual merchandise.

A new realistic value pricing strategy has been implemented which reduces the initial price markup of fashion merchandise in order to increase the percentage of sales at the ticketed price. Management believes this new strategy should result in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. The Company expects to continue to achieve a higher initial markup in the basic low-risk commodity merchandise that is purchased through its overseas sourcing operation.

The Company continues to be promotionally oriented. In accordance with its new strategy, advertising expenditures are being shifted from in-store promotions to radio and newspaper advertising, and management intends to more actively utilize targeted direct mail advertising to its list of approximately
3,300,000 active proprietary credit card customers. In addition, the Company is exploring alternative forms of advertising such as network television in selected markets. Pricing policies, displays, store promotions, and convenient store hours are also used to attract customers. With the planning and guidance of specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

As a result of management's increased focus on meeting the demands of its primary customer, the Company has shifted a significant portion of its purchases to the domestic market. This allows management to decrease lead times and respond more quickly to current fashion trends. Use of the domestic market allows the Company to make purchase decisions generally with two to four month lead times, and quickly replenish merchandise inventory as necessary (generally with one to two month lead times). In previous years, the Company had placed an increasing reliance on its ability to develop and dictate fashion trends to its customers. During Fiscal 1996, over 70% of its merchandise was developed in-house by product developers who would research fabric and fashion trends in order to predict consumer preferences and demand. These products were then purchased primarily from overseas resources (see "Purchasing") which generally required lead times of six to twelve months in advance of the selling season. A higher initial markup was achieved on the products purchased overseas, but because foreign sourcing required such lengthy lead times, the Company was unable to react quickly to changes in fashion trends. Further, the Company had narrowed the assortment of its merchandise, and the customer did not respond favorably to the Company's selections. These factors led to large price reductions and losses in Fiscal 1996. The Company continues to use its overseas sourcing operation, which has been reorganized to support this strategic change, to procure basic low-risk commodity merchandise which generally requires three to eight month lead times. Management expect that such merchandise will account for approximately 35% of the Company's purchases in Fiscal 1997.

The retail sale of women's apparel is a highly competitive business with numerous competitors, including moderate price department stores, discount department stores and other low to moderate price specialty apparel stores. The Company cannot estimate the number of competitors or its relative competitive position, due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display and price, as well as store location, design, advertising and promotion and personalized service to the customers.

The Company experiences a normal seasonal sales pattern for the retail apparel industry, with its peak sales occurring during the Christmas season and other, less significant, increases around Easter and Labor Day. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonable merchandise over from one season to another. Sales for the four quarters of Fiscal 1996, as a percent of total sales, were 22.2%, 24.3%, 24.3% and 29.2%, respectively.

The Company encourages sales on its proprietary credit card. The proprietary credit program has approximately 3,300,000 active accounts which accounted for 40% of retail sales in Fiscal 1996. The Company believes that the credit card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for targeted direct mail promotion and encouraging incremental sales. The Company controls and services its entire proprietary credit card file, and has entered into various agreements whereby it securitizes and sells substantially all of these receivables. In each securitization, the receivables are transferred to a trust which issues certificates representing ownership interests in the trust.

Under these agreements, the Company continues to service the receivables and control credit policies. This allows the Company to continue to fund receivable growth, provide customer service and collect past-due accounts. Accordingly, its relationship with its credit card customers is not affected by the securitization agreements. The Company's proprietary credit card portfolio is administered by Spirit of America National Bank, a national banking association and wholly-owned subsidiary of the Company. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities. The Company's proprietary credit card customers tend to be a higher credit risk than bank issued credit card customers.

The Company's stores feature wall and selling-floor displays which coordinate merchandise in order to promote multiple sales. The stores, which the Company believes must present a fresh, contemporary shopping environment, are redecorated or remodeled as necessary. The Company is constantly testing and implementing new store designs and fixture packages aimed at providing an effective merchandise presentation.

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

The merchandising staff obtains store and chain-wide inventory information generated by a merchandise information system utilizing point-of-sale terminals, through which merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted-to-actual sales and make merchandising decisions, as indicated, including re-order, markdowns and changes in the buying plans for upcoming seasons.

The Company does not own or operate any significant manufacturing facilities. During Fiscal 1996, the Company purchased merchandise from approximately 700 suppliers, none of which accounted for more than 4% of its purchases. The shift in the Company's merchandising strategy toward greater reliance on the domestic market will result in an increase in the size of the Company's vendor base. As a result of the Company's merchandise strategy of shifting to the domestic market, the Company's wholly-owned contracting and buying offices, headquartered in Hong Kong, have been reorganized. The Company has also reduced the size and scope of this office's operation. During Fiscal 1996, the Company's Hong Kong office conducted its sourcing operations in 23 countries with satellite offices in 14 of these countries. By the end of Fiscal 1997, the Company expects to be sourcing merchandise from approximately 12 countries while maintaining satellite offices in 4 of these countries. For Fiscal 1997, the Hong Kong office is expected to manage the procurement of approximately
35% of the Company's merchandise purchases.

DISTRIBUTION

The Company operates two distribution centers. One is located in Bensalem, Pennsylvania, adjacent to the Company's corporate headquarters. This automated facility, which also contains executive, administrative and buying offices, occupies approximately 515,000 square feet. The second distribution facility is located in Greencastle, Indiana. The 150-acre tract of land contains a building of approximately 525,000 square feet, which includes a 175,000 square foot expansion completed during Fiscal 1996. The Company estimates that, by operating multiple shifts, it would have the ability to service over 2,000 stores from these two distribution centers.

The majority of merchandise purchased by the Company is received at these centers, where it is prepared for distribution to the stores. The functions performed at these central facilities include quality control inspection, receiving, ticketing, packing and shipping. The Company's automated sortation system in its Bensalem, Pennsylvania distribution center enhances the flow of merchandise from receipt to shipment. A similar system was implemented in the Greencastle, Indiana facility during Fiscal 1996. Shipments to each store are made by trucks operated principally by common carriers. The Company utilizes a computerized automated distribution model which enhances the efficiency of the distribution department and enables that department to build various customer profiles into each store's plan to determine not only the number of units, but also the type of unit to be distributed to each store.

The Company's new merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise, thereby enabling the stores to offer fresh product assortments on a regular basis. Management expects that changes and enhancements should reduce the expense of outside storage facilities, and decrease borrowing costs incurred in connection with merchandise procurement.

STORES

The Company's 1,301 stores, as of February 3, 1996, are primarily located in suburban areas and small towns. Approximately eighty percent of these stores are located in strip shopping centers, while the balance are located in community and regional malls. Typically, stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.

The "Fashion Bug" stores range in size, generally, from 6,000 square feet to 14,000 square feet, averaging approximately 9,700 square feet. The "Fashion Bug Plus" stores range in size, generally, from 3,000 square feet to 5,000 square feet, averaging approximately 4,000 square feet. During the fourth quarter of Fiscal 1996, the Company announced that it would close 290 of its under-performing "Fashion Bug" and "Fashion Bug Plus" stores as part of its Restructuring Plan. As of the end of Fiscal 1996, 122 of these 290 stores were closed, and as of May 1, 1996, 196 of these 290 stores were closed. The Company expects to close the remaining stores during Fiscal 1997. Total leased space decreased to 12,238,000 square feet as of the end of Fiscal 1996, from 13,073,000 square feet as of the end of Fiscal 1995, a 6% decrease. Although the Company has suspended its expansion program, it intends to open approximately 4 new stores during Fiscal 1997. The Company's store expansion over the past five fiscal years is set forth in the following table:


                                                            FISCAL YEAR ENDED
                                  FEB. 3,         JAN. 28,        JAN. 29,         JAN. 30,         FEB. 1,
                                    1996             1995            1994             1993            1992
- -----------------------------------------------------------------------------------------------------------
NUMBER OF STORES
Open at beginning of period       1,428           1,333           1,220            1,137               1,058
Opened during period                 47             126             157              129                 111
Closed or combined during period   (174)            (31)            (44)             (46)                (32)
- ------------------------------------------------------------------------------------------------------------
                                  1,301           1,428           1,333            1,220               1,137
- ------------------------------------------------------------------------------------------------------------

STORE TYPE
Fashion Bug                       1,234           1,346           1,248            1,116               1,011
Fashion Bug Plus                     67              82              85              104                 126
- ------------------------------------------------------------------------------------------------------------
                                  1,301           1,428           1,333            1,220               1,137
- ------------------------------------------------------------------------------------------------------------

STORE MANAGEMENT AND EMPLOYEES

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager who are in daily operational control. The Company has 106 district managers who travel to all stores in their district on a frequent basis, to supervise store operations, each having responsibility for an average of approximately 12 stores. The district managers are supervised by 12 regional managers who report to the Director of Stores. Generally, store managers are appointed from the group of assistant managers, and district managers are appointed from the group of existing store managers. The Company's policy is to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling and reporting through point-of-sale terminals. As of the end of Fiscal 1996, the Company employed approximately 14,200 people, approximately 7,500 of whom were employed on a part-time basis. In addition, a number of temporary employees are hired during the Christmas season.

TRADEMARKS  AND  SERVICEMARKS

"Fashion Bug" (R), "Fashion Bug Plus" (R), "Glitter" (R), "Sopre" (R), "Maggie Lawrence" (R), "Stefano" (R), "Stefano Man" (R), "L.A. Blues" (R), "Details"
(R), "Best United Garment Company" (R) and several other trademarks and servicemarks of lesser importance to the Company have been registered with the United States Patent and Trademark Office and in other countries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company has made in this report, and from time to time may otherwise make, forward looking statements concerning the Company's operations, performance and financial condition. This report includes, in particular, forward looking statements regarding the Company's expectations of future performance following implementation of its new business strategy, recent restructuring and expense reduction initiative and the expected benefits thereof. In addition, the information contained herein includes certain forward looking statements regarding store openings and closings, foreign sourcing operations, capital requirements, and other matters. Such forward looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.

RECENT OPERATING LOSSES AND ABILITY TO IMPLEMENT NEW BUSINESS STRATEGY

Net income has decreased significantly since the fiscal year ended January 30, 1993 and the Company experienced a significant loss for Fiscal 1996. As described above (see "Business - General"), under the direction of Dorrit J. Bern and her new management team, during the fourth quarter of Fiscal 1996, management began implementing a new business strategy in response to the Company's declining sales productivity and profit performance. Management expects this new business strategy will likely result in lower initial unit sales prices and higher unit costs of merchandise product. However, management also believes that such effects will be offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, resulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997. The Company's future results and financial condition are dependent on the successful implementation of this new business strategy. While the Company believes that this strategy will enable it to improve its financial results, there can be no assurance that this new strategy will be successful, that the anticipated benefits of this new strategy will be realized, that management will be able to implement such strategy on a timely basis, that the Company will return to profitability levels experienced prior to Fiscal 1996 or that losses will not continue in the future.

RECENT RESTRUCTURING

While the Company believes that the $103,000,000 restructuring charge taken in the fourth quarter of Fiscal 1996 in connection with the Restructuring Plan should be sufficient to cover all expenses associated with the Restructuring Plan, in the event such costs, including litigation expenses in relation to the Restructuring Plan, are higher than anticipated, or additional restructuring charges are taken, either in connection with the Restructuring Plan or otherwise, this could have a material adverse effect on the Company's results of operations and financial condition. In addition, certain aspects of the Company's expense reduction initiative, such as renegotiation of store lease obligations, are not fully within the control of the Company and as a result there can be no assurance that such initiative will be successful. To the extent these anticipated cost savings do not materialize, this will have an adverse effect on the Company's expenses and will reduce expected earnings levels.

DEPENDENCE ON KEY MANAGEMENT

The Company's success and its ability to successfully implement its new business strategy depends largely on the efforts and abilities of Dorrit J. Bern and her management team. The loss of the services of one or more of such key personnel could have a material adverse effect on the Company's business and financial results. The Company does not maintain key-man insurance policies with respect to any of its employees.

Actual results could also differ materially from those currently anticipated due to (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) an increase in Federal (or State) Minimum Wage, (v) an acceleration in the rate of business failures in the retail industry, (vi) the loss of certain or all of the collateral pledged under the Company's credit facilities, (vii) the availability and/or cost of receivables securitization arrangements, (viii) an increase in the rate of bad debt expense among the Company's proprietary credit card customers, (ix) the risks attendant to the sourcing of the Company's merchandise needs abroad, including China's assumption of control of Hong Kong in 1997, exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping or increased costs of transportation, (x) the availability and cost of external financing, (xi) competitive pressures, and (xii) the imposition of more onerous payment terms for merchandise purchases. In addition, the market price of the Company's Common Stock which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to quarter-to-quarter variations in the Company's revenues and earnings, variations in monthly sales figures, and general stock market volatility unrelated to the Company's operating performance.


ITEM 2.  PROPERTIES

The Company leases all store premises, with the exception of 9 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on sales performance and payment of real estate taxes and common area charges. During the fourth quarter of Fiscal 1996, the Company announced the intention to close 290 under-performing stores, of which 3 operated on Company-owned real estate. The Company has either entered into termination agreements or is negotiating termination agreements for those leased stores scheduled to close. The 3 Company-owned properties scheduled to close are currently for sale or lease. As of May 1, 1996, 196 of these 290 stores were closed. With respect to leased stores open as of February 3, 1996 that the Company intends to continue to operate or for which the Company has no agreed-upon termination as of May 1, 1996, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                            NUMBER
                                         OF LEASES
                             PERIOD       EXPIRING
                             -----------  --------
                             1996                7
                             1997 - 2001        50
                             2002 - 2006       104
                             2007 - 2011       216
                             2012 - 2016       211
                             2017 - 2043       621


The Company owns offices and an approximately 515,000 square foot distribution center in Bensalem, Pennsylvania and a 525,000 square foot distribution center in Greencastle, Indiana (see "Item 1. Business - Distribution" above).

The Company owns approximately 22 acres in two parcels across the street from the Company's offices and distribution center in Bensalem, Pennsylvania. This 22-acre tract contains a 110,000 square foot office building which houses the Company's data processing facility and additional administrative offices. Spirit of America National Bank, a wholly-owned subsidiary of the Company, which is the Company's proprietary credit card bank, occupies 15,000 square feet of leased office space in Milford, Ohio. The Company owns or leases a total of 100,000 square feet of office and warehouse space in Hong Kong.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following list contains certain information relative to Executive Officers of the Company. There are no family relationships among any Executive Officers. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during June 1996, or until their successors are duly elected and qualified.

Dorrit J. Bern, 46, has served as President, Chief Executive Officer and Vice Chairman of the Board of Directors since September 1995. Prior to that, she served as Group Vice President of Women's Apparel and Home Fashions at Sears, Roebuck & Co. from December 1993 to August 1995. She also served at Sears, Roebuck & Co. as Category Vice President of Women's Apparel from December 1992 to December 1993 and as Divisional Vice President of Misses and Junior Sportswear, Dresses, Outerwear, Petite and Large Size Sportswear and Dresses, and Maternity from 1987 to December 1992. Ms. Bern's term as a Director expires in 1996.

Patricia DeRosa, 43, has served as Executive Vice President - Business Development since August 1995. Prior to that, she served as President, Gap Kids Division at Gap Stores, Inc. from August 1993 to April 1995 and as Executive Vice President, Gap Division from April 1991 to July 1993.

Anthony A. DeSabato, 47, has served as Executive Vice President and Corporate Director of Human Resources for more than five years.

Colin D. Stern, 47, has served as Executive Vice President and General Counsel for more than five years.

Elizabeth Williams, 42, has served as Executive Vice President - Merchandising since October 1995. Prior to that, she served as Divisional Vice President - Misses Sportswear and Special Sizes at Sears, Roebuck & Co. from February 1994 to October 1995 and as Divisional Merchandise Manager from August 1990 to February 1994.

Jeffrey Zelenko, 40, has served as Executive Vice President - Merchandising since June 1995. Prior to that, he served as Senior Vice President - General Merchandise Manager - Junior Division of Petrie Retail, Inc. from August 1993 to June 1995. From June 1992 to August 1993, he was self-employed in the garment manufacturing industry. Prior to that, he was Vice President - Merchandising at Charming Shoppes, Inc. for more than five years.

Erna Zint, 52, has served as Executive Vice President - Sourcing since January 1996. Prior to that, she served as Corporate Vice President - Southeast Asia Operations for Leslie Fay Companies, Inc. from December 1990 to December 1995.

Eric Specter, 38, has served as Vice President - Chief Financial Officer since December 1995. Prior to that, he served as Vice President - Corporate Controller for more than five years.

Vivian Behrens, 43, has served as Vice President - Marketing since September 1994. Prior to that, she served as Vice President - Marketing with the Lane Bryant Division of The Limited, Inc. from November 1990 to August 1994.

Bernard Brodsky, 56, has served as Vice President, Treasurer and Secretary for more than five years.

Jon A. Goldberg, 36, has served as Vice President - Corporate Controller since December 1995. Prior to that, he served as Vice President - Retail Controller from May 1995 to December 1995 and as Retail Controller from August 1990 to May 1995.

Terry Pritikin, 47, has served as Vice President - Director of Stores since November 1994. Prior to that, he served as President of Retail Specialty, Tommy Hilfiger, USA, from March 1994 until November 1994 and as Executive Vice President of Stores with the Lerner Division of The Limited, Inc. from May 1988 to March 1994.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

(a) PRINCIPAL MARKET: The Company's Common Stock is traded on the over-the-counter market and quoted on the Nasdaq National Market under the symbol CHRS.

(b) The following table sets forth the high and low closing sale prices for the Company's Common Stock during the indicated periods, as reported by Nasdaq, and the amount of cash dividend declared by the Company on its Common Stock during the indicated periods.


                 FISCAL 1996      FISCAL 1995    DIVIDENDS PER SHARE
                 HIGH     LOW     HIGH    LOW      1995      1994
  ---------------------------------------------------------------
  1st Quarter  $6 5/8  $5      $13 7/8  $10 1/4   $.0225   $.0225
  2nd Quarter   5 3/8   3 7/8   10 5/8   8 15/16   .0225    .0225
  3rd Quarter   5 5/8   2 1/4    9 3/8   7  1/4       --    .0225
  4th Quarter   3 1/2   2 1/8    7 1/2   5 15/16      --    .0225


      On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. On November 30, 1995, the Company entered into borrowing agreements that require, among other things, that the Company not pay dividends on its Common Stock (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Debt" below).

(c)  Approximate Number of Holders of Common Stock:

      The approximate number of holders of record of the Company's Common Stock as of March 29, 1996, was 3,351. This number excludes individual stockholders holding stock under nominee security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five fiscal years ended as of February 1, 1992 through February 3, 1996. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K.


                    CHARMING SHOPPES, INC. AND SUBSIDIARIES

                         FIVE-YEAR COMPARATIVE SUMMARY

                                                           YEAR ENDED
(in thousands except         FEBRUARY 3,    JANUARY 28,     JANUARY 29,  JANUARY 30,   FEBRUARY 1,
per share amounts)               1996(1)          1995            1994         1993          1992
- --------------------------------------------------------------------------------------------------
  Net sales                $ 1,102,384      $ 1,272,693   $ 1,254,122    $ 1,178,714   $ 1,020,656
  Restructuring charge         103,000(2)             0             0              0             0
  Income (loss) before
    cumulative effect
    of accounting change      (139,241)          44,689        75,765(3)      81,127        58,302
  Income (loss) per share
    before cumulative effect
    of accounting change         (1.35)             .42           .70(3)         .75           .55
  Cash dividends per
    common share                  .045(4)           .09           .09            .08           .06

  AT YEAR END:
  Total assets               $ 681,746        $ 840,809     $ 829,233      $ 737,251     $ 637,015
  Current portion -
    Long-term debt              57,691(5)         5,002         5,005          4,828         4,820
  Long-term debt                38,102(5)        17,298        22,298         26,246        31,199
  Working capital              199,457          191,815       181,906        200,083       182,289
  Stockholders' equity         419,029          558,822       522,100        445,309       362,208


(1) The fiscal year ended February 3, 1996 consists of 53 weeks.

(2) During the fourth quarter of the fiscal year ended February 3, 1996, the Company's Board of Directors approved the Restructuring Plan which resulted in a fourth quarter pre-tax charge of $103,000,000 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Restructuring Charge" below).

(3) Net income for the fiscal year ended January 29, 1994 is before the cumulative effect of an accounting change of $3,991,000 or $.04 per share (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Income Taxes" below).

(4) On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock (see "Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters" above).

(5) In November 1995, the Company renegotiated portions of existing trade obligations. As a result, $82,862,000 of trade acceptances which were recorded as accounts payable were converted into a term loan. As the Company is required to make payments on the loan equal to the proceeds of all income tax refunds, $56,953,000 of such term loan has been recorded as short-term debt (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - FINANCIAL CONDITION" below).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                            PERCENTAGE INCREASE
                                                                (DECREASE)
                                PERCENTAGE OF NET SALES       FROM PRIOR YEAR
                               FISCAL    FISCAL    FISCAL    FISCAL      FISCAL
                                1996      1995      1994    1995-1996   1994-1995
- ----------------------------------------------------------------------------------

Net sales                        100.0%    100.0%    100.0%      (13.4)%       1.5%
Cost of goods sold,
  buying and occupancy            83.2      73.2      68.9        (1.6)        8.0
Selling, general and
  administrative                  27.1      22.4      22.8         5.0        (0.2)
Interest                           0.3       0.2       0.2        59.1        (9.9)
Restructuring charge               9.3         -         -          NA          NA
Income tax (benefit) expense      (6.9)      1.4       2.9          NA       (50.4)
Net income (loss)                (12.6)      3.5     6.1(1)         NA       (41.0)
- ----------------------------------------------------------------------------------


(1) Net income for the fiscal year ended January 29, 1994 is before the cumulative effect of an accounting change of $3,991,000 or $.04 per share (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Income Taxes" below).

IMPLEMENTATION OF NEW BUSINESS STRATEGY AND RECENT RESTRUCTURING

Dorrit J. Bern joined the Company as President and Chief Executive Officer in September 1995. During the fourth quarter of the fiscal year ended February 3, 1996 ("Fiscal 1996"), Ms. Bern and her new management team began implementing a new business strategy in response to the Company's declining sales productivity and profit performance. This strategy is aimed at enhancing sales productivity and improving financial performance beginning in the fiscal year ending February 2, 1997 ("Fiscal 1997") through expansion of the variety of choices in its merchandise assortment, improvement in merchandise quality and implementation of a more realistic value pricing strategy. In addition, the Company is expanding its merchandise assortment in previously underdeveloped products, such as career wear and dresses, and petite sizes are being offered for the first time. As part of this new business strategy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. Therefore, the Company, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its purchases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. The Company continues to use its overseas sourcing operation, which has been reorganized to support this strategic change, to procure basic low-risk commodity merchandise. Management expects that this strategy will likely result in lower initial unit sales prices and higher unit costs of merchandise product. However, management also believes that such effects will be offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, resulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997.

During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The primary components of the Restructuring Plan are (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign merchandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. The pre-tax operating loss for Fiscal 1996 for these 290 stores, exclusive of the restructuring charge and before allocation of fixed overhead, was approximately $34,000,000. Given the Company's disappointing performance in Fiscal 1996 and the implementation of its new business strategy, however, such operating loss is not indicative of future savings resulting from the closing of such stores. The Company has also implemented an expense reduction initiative to further reduce operating costs. The primary components of this initiative are (i) the further reduction of distribution, merchandising and administrative personnel, (ii) the renegotiation of store lease obligations and (iii) the reduction of various other overhead costs. The Restructuring Plan and the further expense reduction initiative are expected to result in a workforce reduction of approximately 2,300 store employees and 800 non-store employees.
In addition, the Company (i) entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory, (ii) negotiated the conversion of $82,862,000 of existing trade obligations into a term loan and (iii) renegotiated an outstanding term loan in the amount of $9,488,000.

NET SALES

Net sales for Fiscal 1996 totaled $1,102,384,000, a 13.4% decrease from $1,272,693,000 for the fiscal year ended January 28, 1995 ("Fiscal 1995"). The Company experienced a 17.1% decrease in Fiscal 1996 from Fiscal 1995 in comparable store sales (sales generated by stores in operation during the same weeks of each period). In addition, sales from new stores open less than a full year equaled 5.4% of Fiscal 1995 sales; sales of stores closed in Fiscal 1996 equaled 2.7% of Fiscal 1995 sales; and, an additional week of sales in Fiscal 1996 equaled 1.1% of Fiscal 1995 sales. The number of retail stores decreased from 1,428 on January 28, 1995 to 1,301 on February 3, 1996.

Sales for the fourth quarter of Fiscal 1996 totaled $321,822,000, a 6.8% decrease from $345,382,000 for the corresponding period of Fiscal 1995. The Company experienced a 10.5% decrease in the fourth quarter of Fiscal 1996 from the fourth quarter of Fiscal 1995 in comparable store sales. In addition, sales from new stores open less than a full year equaled 3.7% of Fiscal 1995 fourth quarter sales; sales of stores closed in Fiscal 1996 equaled 3.9% of Fiscal 1995 fourth quarter sales; and, an additional week of sales in the fourth quarter of Fiscal 1996 equaled 4.2% of Fiscal 1995 fourth quarter sales.

The decreases in sales were primarily attributable to a disappointing response to the Company's merchandise assortment resulting in aggressive price reductions to stimulate customer demand. In addition, the Company was also affected by a continuing general weakness in women's apparel sales. The Company believes that its new merchandising strategy should reduce the risks associated with predicting emerging fashion trends and, combined with a new marketing strategy of realistic value pricing, should reduce the need for aggressive price reductions in the future.

The net sales increase of 1.5% in Fiscal 1995 was primarily attributable to the sales generated from the net addition of new stores which was partially offset by a 6.3% decrease in comparable store sales. Net sales for the fourth quarter of Fiscal 1995 decreased 3.3% as compared to the corresponding period during the fiscal year ended January 29, 1994 ("Fiscal 1994"). This decrease in sales was primarily due to a 10.1% decrease in comparable store sales which was partially offset by sales attributable to newly-opened stores.

COST OF GOODS SOLD, BUYING AND OCCUPANCY

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 10.0% in Fiscal 1996 as compared to the prior year and increased 4.3% in Fiscal 1995 as compared to Fiscal 1994. The Company's cost of goods sold in relation to sales increased during Fiscal 1996, and to a lesser extent in Fiscal 1995, as a result of aggressive price reductions initiated to stimulate consumer demand, which caused a reduction in merchandise gross margins. In Fiscal 1996, merchandise price reductions were taken earlier, more frequently and more aggressively than in Fiscal 1995.

Buying and occupancy expenses, which are relatively unaffected by comparable store sales fluctuations, increased in Fiscal 1996 and Fiscal 1995, as a percentage of sales, as a result of spreading these costs over decreased comparable store sales.

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 15.7% in the fourth quarter of Fiscal 1996 as compared to the corresponding period of Fiscal 1995 and increased 8.2% in the fourth quarter of Fiscal 1995 as compared to the corresponding period of Fiscal 1994. During the fourth quarter of Fiscal 1996 and Fiscal 1995, the Company's cost of goods sold as a percentage of sales increased as compared to cost of goods sold as a percentage of sales for the corresponding period of the previous fiscal year. The increases resulted from aggressive price reductions initiated to stimulate consumer demand. Buying and occupancy expenses, as a percentage of sales, increased in both the fourth quarter of Fiscal 1996 and the fourth quarter of Fiscal 1995 as a result of spreading these costs over decreased comparable store sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of sales increased 4.7% in Fiscal 1996 as compared to Fiscal 1995. This was primarily attributable to an increase in advertising and promotional expenses as a result of promotions to stimulate customer demand and the effect of lower comparable store sales on relatively fixed general and administrative costs. In Fiscal 1995, selling, general and administrative expenses, as a percentage of sales, decreased 0.4% from Fiscal 1994. The primary reason for the decrease was the favorable effect of the lower cost of servicing the Company's proprietary credit card program as compared to the corresponding period of the prior fiscal year. This was partially offset by the effect of lower comparable store sales on relatively fixed general and administrative expenses.

INTEREST EXPENSE

Interest expense increased in Fiscal 1996 primarily due to renegotiation of the terms of certain of the Company's outstanding liabilities and the resulting increase in long-term debt in November 1995 (see "FINANCIAL CONDITION" below and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Debt" below). Interest expense remained relatively constant in Fiscal 1995.

RESTRUCTURING CHARGE

During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved the Restructuring Plan that resulted in a fourth quarter pre-tax charge of $103,000,000. The restructuring charge includes an amount of $58,878,000 related to the closing of the 290 stores, including (i) $39,260,000 for the write-off of store fixtures, equipment and inventories, (ii) $17,270,000 for the early termination of store leases and (iii) $2,348,000 for severance benefits and other expenses. Charges of $34,487,000 relate to the reorganization of foreign merchandise sourcing operations. These charges include the write-off of joint-venture investments and advances, settlements related to non-fulfillment of production commitments, employee severance benefits, and the write-down of other Company-owned investments. Other charges include $5,445,000 for severance benefits and a $4,190,000 write-off of surplus store construction fixtures and equipment.

As of the end of Fiscal 1996, the Company had closed 122 stores as part of the Restructuring Plan. The remaining stores are expected to be closed during Fiscal 1997. As of the end of Fiscal 1996, approximately 960 store employees and 250 non-store employees had been terminated.

INCOME TAX (BENEFIT) EXPENSE

The income tax benefit for Fiscal 1996 was $75,747,000, resulting in a 35.2% effective rate, compared with a $17,830,000 income tax expense, resulting in a 28.5% effective tax rate for Fiscal 1995. The increase in the effective tax rate is primarily attributable to a reduction in tax-exempt investment income and other non-taxable permanent differences. This compares with a $35,967,000 income tax expense, resulting in a 32.2% effective tax rate for Fiscal 1994. The decrease in the effective tax rate for Fiscal 1995 as compared to Fiscal 1994 is attributable to an increase in tax-exempt investment income and other non-taxable permanent differences (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Income Taxes" below).

PERFORMANCE ANALYSIS

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.


                                             FISCAL  FISCAL  FISCAL
                                               1996    1995    1994
- -------------------------------------------------------------------
Net return on average stockholders' equity  (28.5%)    8.3%   16.5%

Net return on average total assets          (18.3%)    5.4%   10.2%
- -------------------------------------------------------------------


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash flow from operations, and its proprietary credit card receivables securitization agreements and $157 million revolving credit facility described below. The Company considers, and currently uses for internal management purposes, the following measures of liquidity and capital resources:


                              FISCAL    FISCAL    FISCAL
(dollars in thousands)          1996      1995      1994
- --------------------------  --------  --------  --------
Working capital             $199,457  $191,815  $181,906
Cash provided by (used in)
  operating activities       (55,434)   70,700    90,236
Current ratio                    2.0       1.8       1.7
Debt to equity ratio            22.9%      4.0%      5.2%
- --------------------------  --------  --------  --------


The Company's cash flow from operations decreased $126.1 million in Fiscal 1996 as compared to Fiscal 1995. The primary reason for this decrease was a $139.2 million loss in Fiscal 1996 as compared to $44.7 million of net income in Fiscal 1995. In addition, the increases in the income tax refund receivable and current deferred taxes served to further reduce cash flow from operations. However, the effects of losses from abandonment of capital assets, the accrual of restructuring expenses, the reduction of merchandise inventories, net of accounts payable, and the reduction of prepayments contributed to offset the majority of the negative impact on cash flow from operations. In Fiscal 1995, the Company's cash flow from operations decreased $19.5 million as compared to Fiscal 1994. This was primarily a result of a reduction in net income of $35.1 million and a reduced benefit from an increase in accrued expenses which was offset in part by a reduction in the net investment in inventory.

In November 1995, the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, cash, mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, rights to mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and certain other Company assets. As of the end of Fiscal 1996, the availability under this facility was approximately $132,000,000, against which the Company had outstanding letters of credit of $65,400,000. There were no cash borrowings outstanding under this agreement as of the end of Fiscal 1996. This agreement, as well as the term loans discussed below, requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

In November 1995, the Company renegotiated portions of existing trade obligations. As a result, $82,862,000 of trade acceptances which had been recorded as accounts payable were converted into a term loan. The loan is scheduled to mature on June 1, 1998. The loan is secured by mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and liens on all income tax refunds. The loan is also secured by liens on merchandise inventory, equipment and certain other Company assets. The Company is required to make payments on the loan equal to the proceeds of all income tax refunds and, among other things, certain asset sales and a portion of the proceeds of any debt or equity offerings. The Company expects to receive a refund of income taxes of approximately $56,953,000 as a result of net operating loss carrybacks against taxes paid in prior years. If such refunds received by January 31, 1997 are less than $30,000,000, any shortfall will be paid from a letter of credit up to an amount of $22,000,000 issued under the Company's revolving credit facility. The Company has a $7,000,000 cash deposit which serves as collateral against this letter of credit. To the extent that such refunds are less than $30,000,000 and the long-term lenders draw against such letter of credit, the restricted cash will be paid to the provider of the revolving credit facility. However, the Company expects to receive its refund of income taxes prior to January 31, 1997. Following receipt of this refund, the Company expects that the $22,000,000 letter of credit will be canceled and the $7,000,000 cash deposit will be returned to the Company. The unpaid portion of the loan is due at maturity.

Additionally, the Company renegotiated an outstanding term loan in the amount of $9,488,000. This note originally had scheduled annual amortization through 1998 and carried an interest rate of 9.3%. The loan presently carries an interest rate of 11.8%, is due June 1, 1998 and is secured by the same collateral as the aforementioned term loan, although priority with respect to the collateral varies. The Company is required to make payments on the loan equal to the proceeds of, among other things, certain asset sales and a portion of the proceeds of any debt or equity offerings.

The Company has formed a trust to which it has transferred, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust, has entered into various agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins whereby the principal payments are made to the party with whom the trust has entered into the securitization agreement. Through the end of Fiscal 1996, the trust has securitized $371.8 million of receivables, of which $28.5 million were retained by the Company (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Asset Securitization" below).

These securitization agreements improve the overall liquidity of the Company and lessen the effect of interest rate volatility by providing short-term sources of funding. The agreements provide for the Company to continue to service the credit card receivables and control credit policies. This control allows the Company to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, its relationship with its credit card customers is not affected by these agreements.

The Company has historically entered into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating-rate credit card securitizations. During 1996, the Company terminated all of its interest-rate swap agreements and no such agreements were outstanding as of the end of Fiscal 1996. The Company had entered into interest-rate cap agreements with an aggregate notional amount of $538.9 million as of the end of Fiscal 1996 (see "Item 8, Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Derivative Financial Instruments Held For Purposes Other Than Trading" below).

The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements and its $157 million revolving credit facility are sufficient to support current operations. The Company continues, however, to evaluate alternative financing options.

CAPITAL REQUIREMENTS

Capital expenditures amounted to $30.0 million, $75.7 million, and $79.0 million in Fiscal 1996, 1995 and 1994, respectively. These expenditures were primarily for new store construction, the remodeling and expansion of existing stores and the expansion of the Company's Greencastle, Indiana distribution center.

During Fiscal 1997, the Company anticipates capital expenditures of approximately $8 million, which are principally for the fixturing of existing retail stores. The Company plans to open approximately 4 stores during Fiscal 1997. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.

The Company has estimated debt maturity payments of $57.7 million in Fiscal 1997. This is comprised primarily of required amortization of the Company's term loan as a result of the anticipated receipt of income tax refunds of $57.0 million.

In connection with the Restructuring Plan, as of the end of Fiscal 1996, the Company had approximately $19,983,000 of accrued, unpaid restructuring costs, of which approximately $7,390,000 relate to severance benefits. These costs, which are included in current liabilities, are expected to be paid by the end of Fiscal 1997.

Cash dividends were $4,634,000 during Fiscal 1996 as compared to $9,255,000 during Fiscal 1995. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility and term loans (discussed above) require the Company to refrain from paying dividends on its Common Stock during the term of such agreements.

INFLATION

The Company's financial statements are presented on a historical cost basis. The Company believes that the impact of inflation during Fiscal 1996 has not been material to its financial condition and results of operations.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Company will adopt the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" and SFAS 123, "Accounting for Stock-Based Compensation" in the fiscal year beginning February 4, 1996. The adoption of these standards is not expected to have a material impact on the Company's financial statements. SFAS 123 provides two alternative forms of accounting for stock compensation: pro-forma disclosure of the effects on net income and earnings per share, or a charge to earnings. The Company intends to adopt the pro-forma disclosure alternative in its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 3, 1996 and January 28, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for investments as of January 30, 1994 and its method of accounting for income taxes as of January 31, 1993.

                                                               ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 20, 1996

CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                        FEBRUARY 3,     JANUARY 28,
(in thousands except shares and per share amounts)            1996            1995
- -----------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                 $25,117        $43,923
Restricted Cash                                             7,000              0
Available-for-Sale Securities                              34,054         40,180
Income Tax Refund Receivable                               56,953          7,493
Merchandise Inventories                                   220,850        258,552
Deferred Taxes                                             13,409          2,376
Prepayments and Other                                      48,178         79,191
- --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      405,561        431,715

Property, Equipment and Leasehold Improvements - at Cost  435,531        483,372
Less: Accumulated Depreciation and Amortization           200,943        197,119
- --------------------------------------------------------------------------------
NET PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS        234,588        286,253

AVAILABLE-FOR-SALE SECURITIES [including a fair value
adjustment of $22 as of February 3, 1996 and ($2,591)
as of January 28, 1995]                                     7,309         76,988

OTHER ASSETS                                               34,288         45,853
- --------------------------------------------------------------------------------
TOTAL ASSETS                                             $681,746       $840,809
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                          $40,471       $137,622
Accrued Expenses                                           87,959         97,276
Accrued Restructuring Expenses                             19,983              0
Current Portion - Long-Term Debt                           57,691          5,002
- --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 206,104        239,900

DEFERRED TAXES                                             18,511         24,789

LONG-TERM DEBT                                             38,102         17,298

STOCKHOLDERS' EQUITY
Common Stock $.10 par value
  Authorized 300,000,000 Shares
  Issued and Outstanding 103,252,650 and 102,894,239
     Shares                                                10,325         10,289
Additional Paid-In Capital                                 54,913         55,176
Deferred Employee Compensation                             (2,414)        (5,025)
Unrealized Gains (Losses) on Available-for-Sale
     Securities [net of
     income tax (expense) benefit of ($9) as of February
     3, 1996 and $906 as of January 28, 1995]                  13         (1,685)
Retained Earnings                                         356,192        500,067
- --------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                419,029        558,822
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $681,746       $840,809
- --------------------------------------------------------------------------------


Certain prior-year amounts have been reclassified to conform to current-year presentation.

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEAR ENDED
                                                     FEBRUARY 3,  JANUARY 28,  JANUARY 29,
(in thousands except shares and per share amounts)         1996         1995         1994
- -----------------------------------------------------------------------------------------

Net  Sales                                         $1,102,384      $1,272,693  $1,254,122
Other Income                                            5,655           9,358       9,352
- -----------------------------------------------------------------------------------------
TOTAL REVENUE                                       1,108,039       1,282,051   1,263,474

Cost of Goods Sold, Buying and Occupancy Expenses     917,064         932,138     863,381
Selling, General and Administrative Expenses          299,297         285,090     285,804
Interest Expense                                        3,666           2,304       2,557
- -----------------------------------------------------------------------------------------
TOTAL EXPENSES                                      1,220,027       1,219,532   1,151,742

Restructuring Charge                                  103,000               0           0

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                        (214,988)         62,519     111,732
Income Tax (Benefit) Expense                          (75,747)         17,830      35,967
- -----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                               (139,241)         44,689      75,765
Cumulative Effect of Adoption of SFAS 109                   0               0       3,991
- -----------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $(139,241)     $   44,689  $   79,756
- -----------------------------------------------------------------------------------------

PER SHARE DATA
- --------------

Net Income (Loss) Before Cumulative Effect of
  Accounting Change                                    $(1.35)           $.42        $.70
Cumulative Effect of Accounting Change                    .00             .00         .04
- -----------------------------------------------------------------------------------------
Net Income (Loss)                                      $(1.35)           $.42        $.74
- -----------------------------------------------------------------------------------------

Cash Dividends                                          $.045            $.09        $.09
- -----------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
  and Share Equivalents Outstanding During
  the Year                                        103,038,224     107,207,660 108,390,583
- -----------------------------------------------------------------------------------------

The fiscal year ended February 3, 1996 consists of 53 weeks.

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED
                                                         FEBRUARY 3,  JANUARY 28, JANUARY 29,
(in thousands)                                                 1996         1995        1994
- ---------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net Income (Loss)                                            $(139,241)   $44,689      $79,756
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used In) Operating Activities:
  Deferred Income Taxes                                        (21,065)     4,682        2,007
  Depreciation and Amortization                                 46,988     46,924       42,487
  Amortization of Deferred Compensation Expense                  2,195      2,535        3,597
  Cumulative Effect of an Accounting Change                          0          0       (3,991)
  (Gain) loss on Sale of Available-for-Sale Securities              44       (174)        (115)
  Loss from Abandonment of Capital Assets                       37,546      1,153        2,333
  Changes in Operating Assets and Liabilities:
     Income Tax Refund Receivable                              (49,460)    (7,493)           0
     Merchandise Inventories                                    37,702        975      (51,082)
     Accounts Payable                                          (14,289)   (10,016)         413
     Prepayments and Other                                      33,480     (4,096)      (9,475)
     Income Taxes Payable                                            0     (8,521)       2,949
     Accrued Expenses                                           (9,317)        42       21,357
     Accrued Restructuring Expenses                             19,983          0            0
- -----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (55,434)    70,700       90,236

INVESTING ACTIVITIES
Investment in Capital Assets                                   (30,007)   (75,656)     (79,023)
Gross Purchases of Available-for-Sale Securities               (30,525)   (91,118)    (107,557)
Proceeds from Sales of Available-for-Sale Securities           108,898     100,518      87,107
(Increase) Decrease in Other Assets                              8,703         706     (25,022)
Purchase of Accounts Receivable                                      0           0    (186,857)
Sale of Accounts Receivable                                          0           0     186,857
- -----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             57,069     (65,550)   (124,495)

FINANCING ACTIVITIES
Proceeds from Short-Term Borrowings                            247,822           0           0
Reduction of Short-Term Borrowings                            (247,822)          0           0
Proceeds from Long-Term Borrowings                                   0           0       1,200
Reduction of Long-Term Borrowings                               (9,369)     (5,003)     (4,971)
Increase in Restricted Cash                                     (7,000)          0           0
Proceeds from Exercise of Stock Options                            562         641         870
Dividends Paid                                                  (4,634)     (9,255)     (9,236)
- -----------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                          (20,441)    (13,617)    (12,137)
DECREASE IN CASH AND CASH EQUIVALENTS                          (18,806)     (8,467)    (46,396)
Cash and Cash Equivalents, Beginning of Year                    43,923      52,390      98,786
- -----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $  25,117   $  43,923     $52,390
- -----------------------------------------------------------------------------------------------

The year ended February 3, 1996 consists of 53 weeks.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                              ADDITIONAL      DEFERRED
                                              COMMON STOCK       PAID-IN      EMPLOYEE
  (in thousands except shares)             SHARES      AMOUNT    CAPITAL  COMPENSATION
  ------------------------------------------------------------------------------------
  BALANCE, JANUARY 30, 1993             102,448,158   $ 10,245   $ 51,708   $ (10,757)
  Issued to Employees, Net                  (69,193)        (7)      (822)        145
  Exercise of Stock Options                 356,472         36      1,524
  Amortization                                                                  3,597
  Tax benefit - Employee Stock Programs                             1,798
  ------------------------------------------------------------------------------------
  BALANCE, JANUARY 29, 1994             102,735,437     10,274     54,208      (7,015)
  Issued to Employees, Net                  (44,939)        (5)        87        (545)
  Exercise of Stock Options                 203,741         20        506
  Amortization                                                                  2,535
  Tax Benefit - Employee Stock Programs                               375
  ------------------------------------------------------------------------------------
  BALANCE, JANUARY 28, 1995             102,894,239     10,289     55,176      (5,025)
  Issued to Employees, Net                   88,406          9       (169)        416
  Exercise of Stock Options                 270,005         27        279
  Amortization                                                                  2,195
  Tax Expense - Employee Stock Programs                              (373)
  ------------------------------------------------------------------------------------
  BALANCE, FEBRUARY 3, 1996             103,252,650   $ 10,325   $ 54,913   $  (2,414)
  ------------------------------------------------------------------------------------



                                                    UNREALIZED GAINS
                                                         (LOSSES) ON
                                                  AVAILABLE-FOR-SALE  RETAINED
(in thousands)                                            SECURITIES  EARNINGS
- -------------------------------------------------------------------------------

BALANCE, JANUARY 30, 1993                                     $   0  $394,113
Cash Dividends                                                         (9,236)
Net Income                                                             79,756
- -------------------------------------------------------------------------------
BALANCE, JANUARY 29, 1994                                         0   464,633
Unrealized Losses [net of income taxes of $906]              (1,685)
Cash Dividends                                                         (9,255)
Net Income                                                             44,689
- -------------------------------------------------------------------------------
BALANCE, JANUARY 28, 1995                                    (1,685)  500,067
Unrealized Gains [net of income taxes of ($914)]              1,698
Cash Dividends                                                         (4,634)
Net Loss                                                             (139,241)
- -------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 1996                                     $  13  $356,192
- -------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED FEBRUARY 3, 1996


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
The Company operates a chain of specialty stores located throughout the continental United States which merchandises moderately priced junior, misses, large-size and girls size sportswear, dresses, coats, lingerie, accessories and casual footwear. The Company also has a selection of petite women's apparel in certain stores. An assortment of casual men's apparel and accessories is also available in most stores.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated. The parent and its subsidiaries have a 52-53 week fiscal year ending the Saturday nearest January 31.

FOREIGN OPERATIONS
The Company follows the practice of using a December 31 fiscal year for all foreign subsidiaries in order to expedite the year-end closing.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

INVESTMENTS
In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 30, 1994. The cumulative effect of adopting SFAS 115 was an increase in Stockholders' Equity of $1,357,000. In accordance with SFAS 115, prior-period financial statements were not restated. Pursuant to SFAS 115, management has determined that the Company's investments should be classified as available-for-sale. As available-for-sale investments, these securities are carried at fair value (previously carried at amortized cost) and unrealized gains and losses are reported in a separate component of stockholders' equity. The cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method.

Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments are stated at cost which approximates market value.

INVENTORIES
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


PROPERTY AND DEPRECIATION
Depreciation and amortization for financial reporting purposes are principally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $44,126,000, $42,583,000 and $36,417,000 in Fiscal 1996, 1995 and 1994, respectively.

COMMON STOCK PLANS
Deferred compensation expense relating to Employee Stock Option and Stock Incentive Plans is amortized over the required employment period.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $26,211,000, $11,894,000 and $13,242,000 in Fiscal 1996, 1995
and 1994, respectively.

INCOME TAXES
Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" and has separately reported the cumulative effect of that change in the Consolidated Statement of Income for the fifty-two weeks ended January 29, 1994. SFAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences. As permitted by SFAS 109, the Company has elected not to restate the financial statements for any prior years. The effect of the change on pre-tax income from continuing operations for the twelve months ended January 29, 1994 was not material; however, the cumulative effect of the change increased net income by $3,991,000 or $.04 per share.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to February 3, 1996 because the Company intends to reinvest such undistributed earnings in the operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

NET INCOME PER SHARE
Net income per common share is based on the weighted average number of shares and share equivalents outstanding during each fiscal year. Common stock equivalents include the effect of dilutive stock options. Share equivalents are not included in the weighted average shares outstanding for determining net loss per common share as the result would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company will adopt the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" and SFAS 123, "Accounting for Stock-Based Compensation" in the fiscal year beginning February 4, 1996. The adoption of these standards is not expected to have a material impact on the Company's financial statements. SFAS 123 provides two alternative forms of accounting for stock compensation: pro-forma disclosure of the effects on net income and earnings per share, or a charge to earnings. The Company intends to adopt the pro-forma disclosure alternative in its financial statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


RESTRICTED CASH

The Company has a $7,000,000 cash deposit with a commercial finance company which provides the Company's working capital line of credit. The cash is collateral against a letter of credit issued to guarantee payment of up to $22,000,000 of the Company's tax refund receivable by January 31, 1997 to certain long-term debt lenders. To the extent that such refunds are less than $30,000,000 and the long-term lenders draw against such letter of credit, the restricted cash will be paid to the commercial finance company.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS



                                LIVES
(in thousands)                  (YEARS)      1996            1995
- -----------------------------------------------------------------

Land                                     $  4,191        $  4,845
Buildings and Improvements     10 to 33    72,822          69,718
Store Fixtures                  5 to 10   102,127         120,808
Equipment                       3 to 10   116,995         105,216
Leasehold Improvements         10 to 20   139,396         172,168
Construction in Progress                        0          10,617
- -----------------------------------------------------------------
Total at Cost                             435,531         483,372
Less Accumulated Depreciation
  and Amortization                        200,943         197,119
- -----------------------------------------------------------------
                                         $234,588        $286,253
- -----------------------------------------------------------------


AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities as of February 3, 1996:



                                                          UNREALIZED UNREALIZED  ESTIMATED
(in thousands)                                      COST       GAINS     LOSSES  FAIR VALUE
- ------------------------------------------------------------------------------------------
Charming Shoppes Master Trust Certificates     $ 28,502      $   0      $ 0     $ 28,502
Charming Shoppes Master Trust Note                5,500          0        0        5,500
U. S. Treasury and Government Agency Bonds        2,202         22        0        2,224
Low Income Housing Partnerships                   4,560          0        0        4,560
Other                                               577          0        0          577
- ------------------------------------------------------------------------------------------
                                               $ 41,341      $  22      $ 0     $ 41,363
- ------------------------------------------------------------------------------------------


The gross realized gains and (losses) on available-for-sale securities totaled $592,000 and ($636,000), respectively, for the fiscal year ended February 3, 1996.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


The following is a summary of available-for-sale securities as of January 28, 1995:



                                                          UNREALIZED  UNREALIZED    ESTIMATED
(in thousands)                                    COST       GAINS     LOSSES      FAIR VALUE
- ----------------------------------------------------------------------------------------------
Charming Shoppes Master Trust Certificates    $   30,680    $    0     $     0    $    30,680
Charming Shoppes Master Trust Note                 5,500         0           0          5,500
Municipal Bonds and Municipal Bond Funds          49,743        18        (926)        48,835
Government Agency Mortgage-
   Backed Securities                              11,428         0      (1,746)         9,682
U. S. Treasury and Government Agency Bonds        15,324       470        (295)        15,499
Low Income Housing Partnerships                    3,208         0           0          3,208
Preferred Stocks                                   3,096        52        (144)         3,004
Other                                                780         0         (20)           760
- ----------------------------------------------------------------------------------------------
                                              $  119,759    $  540     $(3,131)     $ 117,168
- ----------------------------------------------------------------------------------------------


The gross realized gains and (losses) on available-for-sale securities totaled $198,000 and ($24,000), respectively, for the fiscal year ended January 28, 1995.

The contractual maturities of available-for-sale securities at February 3.1996 were:


                                                 ESTIMATED
(in thousands)                            COST  FAIR VALUE
- ----------------------------------------------------------

Due in One Year or Less                $34,054     $34,054
Due After One Year Through Five Years    2,727       2,749
- ----------------------------------------------------------
                                        36,781      36,803
Equity Securities                        4,560       4,560
- ----------------------------------------------------------
                                       $41,341     $41,363
- ----------------------------------------------------------


INCOME TAXES

The Company adopted SFAS 109 as of January 31, 1993. The cumulative effect of this change in accounting for income taxes of $3,991,000 was determined as of January 31, 1993 and is reported separately in the consolidated statement of income for the year ended January 29, 1994.

The components of income (loss) before income taxes and the cumulative effect of an accounting change consist of the following:


(in thousands)            1996         1995     1994
- ----------------------------------------------------

Domestic              $(212,698)   $58,279  $106,755
Foreign                  (2,290)     4,240     4,977
- ----------------------------------------------------
                      $(214,988)   $62,519  $111,732
- ----------------------------------------------------

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


Income tax (benefit) expense consists of:


(in thousands)           1996           1995     1994
- --------------------------------------------------------

CURRENT:
Federal               $(56,953)       $ 8,771   $29,971
State                      591          2,046     2,393
Foreign                  1,680          2,331     1,596
- --------------------------------------------------------
                       (54,682)        13,148    33,960

DEFERRED:
Federal                (19,026)         5,653     2,250
State                   (2,039)          (971)     (243)
- -------------------------------------------------------
                       (21,065)         4,682     2,007
- -------------------------------------------------------
                      $(75,747)       $17,830   $35,967
- -------------------------------------------------------


The Company made income tax payments of $3,531,000, $30,081,000 and $33,674,000 during the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

The components of deferred tax assets and liabilities for the year ended February 3, 1996 are as follows:


                                               NET CURRENT         NET LONG-TERM
                                                    ASSETS                ASSETS
(in thousands)                                (LIABILITIES)         (LIABILITIES)
- -------------------------------------------------------------------------------

Property, Equipment and Leasehold
  Improvements                                                       $(21,472)
Alternative Minimum Tax Credits                                         8,194
Accrued Restructuring Expense                   $ 6,525
Inventory                                        (5,033)
Deferred Employee Compensation                                          4,388
Prepaid Employee Benefits                         1,984
Accounts Receivable                               4,472
Deferred Rent                                     3,197
Other                                             2,264                (9,621)
- --------------------------------------------------------------------------------
                                                $13,409              $(18,511)
- --------------------------------------------------------------------------------

The components of deferred tax assets and liabilities for the year ended January 28, 1995 are as follows:

                                                       NET CURRENT              NET LONG-TERM
                                                            ASSETS                     ASSETS
(in thousands)                                       (LIABILITIES)              (LIABILITIES)
- -----------------------------------------------------------------------------------------------

Property, Equipment and Leasehold
  Improvements                                                                       $(23,886)
Inventory                                                  $(8,250)
Deferred Employee Compensation                                                          4,278
Prepaid Employee Benefits                                   (1,815)
Accounts Receivable                                          4,510
Deferred Rent                                                3,802
Other                                                        4,129                     (5,181)
- -----------------------------------------------------------------------------------------------
                                                            $2,376                   $(24,789)
- -----------------------------------------------------------------------------------------------

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


A reconciliation of the effective tax rate with the statutory federal income tax rate follows:


                                                                   1996     1995   1994
- ----------------------------------------------------------------------------------------

Statutory Federal Income Tax Rate                                  35.0%    35.0%  35.0%
State Income Tax, Net of Federal Income Tax Benefit                 0.4      1.1    1.3
Foreign Income                                                     (1.1)     1.4   (0.1)
Investment Income                                                   0.3     (1.7)  (1.1)
Employee Benefits                                                   1.6     (3.9)  (1.6)
Other, Net                                                         (1.0)    (3.4)  (1.3)
- ----------------------------------------------------------------------------------------
                                                                   35.2%    28.5%  32.2%
- ----------------------------------------------------------------------------------------

DEBT

Long-term debt at year end consisted of the following:

(in thousands)                                                     1996     1995
- ----------------------------------------------------------------------------------
Variable Rate Term Loan, Interest Rate
  3.5% Above Prime, Due 1998
  (11.75% at 2/3/96)                                            $60,862  $     0
Variable Rate Term Loan, Interest Rate
  2% Above Prime, Due 1998
  (10.25% at 2/3/96)                                             22,000        0
11.8% Note Payable, Due 1998                                      9,488   17,143
Variable Rate Mortgage Note, Interest Rate
  1.25% Above Hong Kong Prime Rate,
  Payable Monthly Through 2001
  (10.25% at 2/3/96)                                                357      425
Variable Rate Mortgage Note, Interest Rate
  1% Above  HIBOR,  Payable Monthly
  Through 2000 (6.875% at 2/3/96)                                 2,217    2,692
Variable Rate Mortgage Note, Interest Rate
  1% Above SIBOR, Payable Monthly Through
  2000 (6.94% at 2/3/96)                                            714      885
Other                                                               155      155
Variable Rate Mortgage Due 1996                                       0    1,000
- --------------------------------------------------------------------------------
Total Long-Term Debt                                             95,793   22,300
Less Current Portion                                             57,691    5,002
- --------------------------------------------------------------------------------
                                                                $38,102  $17,298
- --------------------------------------------------------------------------------


In November 1995, the Company renegotiated portions of existing trade and working capital facilities. As a result, $82,862,000 of trade acceptances which had been recorded as accounts payable were converted into a term loan. The loan is scheduled to mature on June 1, 1998. The loan is secured by mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and liens on all income tax refunds. The loan is also secured by liens on merchandise inventory, equipment and certain other Company assets.
The Company is required to make payments on the loan equal to the proceeds of all income tax refunds and, among other things, certain asset sales and a portion of the proceeds of any debt or equity offerings. The Company expects to receive a refund of income taxes of approximately $56,953,000 as a result of net operating loss carrybacks against taxes paid in prior years. If such refunds received by January 31, 1997

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


are less than $30,000,000, any shortfall will be paid from a letter of credit up to an amount of $22,000,000 issued under the Company's revolving credit facility discussed below. The Company has a $7,000,000 cash deposit which serves as collateral against this letter of credit. To the extent that such refunds are less than $30,000,000 and the long-term lenders draw against such letter of credit, the restricted cash will be paid to the provider of the revolving credit facility. In addition, upon payment of at least $30,000,000 toward this loan, the remaining balance would then carry an interest rate of 2% above the prime rate. The unpaid portion of the loan is due at maturity.

Additionally, the Company renegotiated an outstanding term loan in the amount of $9,488,000. This note originally had scheduled annual amortizations through 1998 and carried an interest rate of 9.3%. The loan presently carries an interest rate of 11.8%, is due June 1, 1998 and is secured by the same collateral as the aforementioned term loan, although priority with respect to the collateral varies. The Company is required to make payments on the loan equal to the proceeds of, among other things, certain asset sales and a portion of the proceeds of any debt or equity offerings.

In November 1995, the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, cash, mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, rights to mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and certain other Company assets. There is a fee of 3/8 of 1% on the unused portion of the first $105,000,000 of the facility, and an annual servicing fee of $100,000. As of February 3, 1996, the availability under this facility was approximately $132,000,000, against which the Company had outstanding letters of credit of $65,400,000. There were no cash borrowings outstanding under this agreement as of February 3, 1996. This agreement, as well as the aforementioned term loans, requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

Term loans and the revolving credit facility are collateralized by mortgages on buildings with a net book value of $50,675,000, as well as the cash surrender value of Company-owned life insurance policies with a carrying value of $5,697,000. The variable rate mortgages are collateralized by buildings with a net book value of $8,827,000.

During the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, the Company made interest payments of $4,267,000, $2,436,000 and $2,688,000, respectively.

The carrying amount of the Company's variable rate debt approximates its fair value. The carrying amount of the Company's $9,488,000 11.8% note payable approximates its fair value, as the interest rate on the note approximates the Company's current rate for similar borrowing arrangements.



Aggregate maturities of long-term debt during the next five fiscal years are:


                      (in thousands)     1997  $57,691
                                         1998      747
                                         1999   36,154
                                         2000      760
                                         2001      364

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


STOCKHOLDERS' EQUITY

The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 300,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.

STOCK OPTION AND STOCK INCENTIVE PLANS

The Company's 1993 Employee Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of Common Stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price where applicable, are at the discretion of the Stock Option Committee of the Board of Directors. As of February 3, 1996, 799,560 options were exercisable.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase Common Stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of the grant. As a result of the adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue shares under this Plan. As of February 3, 1996, 5,475,669 options were exercisable.

The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of Common Stock to each member of the Board of Directors who is a non-employee of the Company. The exercise price of such options shall be equal to the fair market value of the stock on the date that the option is granted. As of February 3, 1996, 114,000 options were exercisable.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of February 3, 1996, 1,263,105 options were exercisable.

The table below summarizes the activity in all Stock Option Plans:


                                               AVERAGE           OPTION
                                       OPTION   OPTION           PRICES
                                       SHARES    PRICE        PER SHARE
- -----------------------------------------------------------------------
Outstanding at  January 30, 1993    9,098,206  $ 4.927  $ .222 - 18.563
Granted                             1,270,000   14.253   1.000 - 18.875
Canceled                            (327,224)    4.376    .500 - 18.875
Exercised                           (356,472)    8.621    .222 - 13.500
- -----------------------------------------------------------------------
Outstanding at  January 29, 1994    9,684,510    6.045    .222 - 18.563
Granted                             2,206,050   10.047   1.000 - 13.250
Canceled                            (188,518)    2.582    .500 - 18.563
Exercised                           (203,741)    9.160    .222 - 10.938
- -----------------------------------------------------------------------
Outstanding at  January 28, 1995   11,498,301    6.818    .222 - 17.000
Granted                             3,976,800    5.089   1.000 -  6.125
Canceled                          (2,099,554)    9.403    .500 - 17.000
Exercised                           (270,005)    1.134    .222 -  4.500
- -----------------------------------------------------------------------
Outstanding at  February 3, 1996   13,105,542  $ 5.996  $ .222 - 17.000
- -----------------------------------------------------------------------


At February 3, 1996, 3,932,629 shares were available for future grant under the 1988 Key Employee Stock Option and the 1993 Employees' Stock Incentive plans.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


The Company's Non-Employee Directors Restricted Stock Plan provides for a one-time grant of 5,000 shares of restricted Common Stock to each member of the Board of Directors who is a non-employee of the Company at the time of the inception of this plan and a pro-rata grant to each non-employee Director who is elected thereafter. Directors will pay no cash consideration for the restricted stock granted to them. Under this plan, 40,000 shares of the Company's Common Stock have been reserved for issuance, of which 0, 0 and 3,250 shares were issued during the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

The Company's Restricted Stock Award Plan for Associates was adopted by the Company's Board of Directors on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted Common Stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. As of February 3, 1996, rights to receive 88,615 shares have been granted and 1,202 shares have been issued.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by the Company for a specified period of time, or, in the case of the 1989 Non-Employee Director Stock Option Plan, if the individual ceased to remain a Director of the Company.

EMPLOYEE STOCK PURCHASE PLAN

The 1994 Employee Stock Purchase Plan was approved by shareholders at the 1994 annual meeting. The Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's Common Stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During fiscal 1996, 88,626 shares were purchased under the plan.

SHAREHOLDER RIGHTS PLAN

In April 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock. In connection with the Company's two-for-one stock split which was effected on December 7, 1992, the number of Rights associated with each outstanding share of Common Stock was adjusted from one Right per share of Common Stock to one-half of a Right per share of Common Stock. Such Rights only become exercisable or transferable apart from the Common Stock, ten days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, twenty percent (20%) or more of the Company's outstanding common shares. Each Right then may be exercised to acquire one three-hundredth of a share of newly created Series A Junior Participating Preferred Stock or a combination of securities and assets of equivalent value at a price of $70, subject to adjustment.

Upon the occurrence of certain events (for example, if the Company is a surviving corporation in a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Rights, or, upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a twenty percent (20%) position has been acquired. The Rights will expire on April 26, 1999.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


RESTRUCTURING CHARGE

During the fourth quarter of the year ended February 3, 1996, the Company's Board of Directors approved a restructuring plan that resulted in a fourth quarter pre-tax charge of $103,000,000. The restructuring plan includes the planned closing of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, the reorganization and reduction of foreign merchandise sourcing operations and reductions in corporate support operations.

The restructuring charge includes an amount of $58,878,000 related to the closing of the 290 stores, including (i) $39,260,000 for the write-off of store fixtures, equipment and inventories, (ii) $17,270,000 for the early termination of store leases and (iii) $2,348,000 for severance benefits and other expenses. Charges of $34,487,000 relate to the reorganization of foreign merchandise sourcing operations. These charges include the write-off of joint-venture investments and advances, settlements related to non-fulfillment of production commitments, employee severance benefits and the write-down of other Company-owned investments. Other charges include $5,445,000 for severance benefits and a $4,190,000 write-off of surplus store construction fixtures and equipment. The restructuring charge includes severance with respect to a workforce reduction of approximately 2,300 store employees and 600 non-store employees.

As of February 3, 1996, the Company had approximately $19,983,000 of accrued, unpaid restructuring costs, of which approximately $7,390,000 relate to severance benefits. These costs, which are included in current liabilities, are expected to be paid by the end of fiscal 1997. As of February 3, 1996, approximately 960 store employees and 250 non-store employees have been terminated.

EMPLOYEE RETIREMENT BENEFIT PLAN

The Company provides a comprehensive retirement benefit program for its employees. This plan provides for a noncontributory profit-sharing contribution which covers substantially all full-time employees who meet age and service requirements. The contribution is completely discretionary and is determined by the Board of Directors on an annual basis.

The program also includes a 401(k) employee savings plan, whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company contributes an amount equal to 30% of the participant's elective contribution, up to 6% of the participant's compensation.

The total expense for the above plans amounted to $741,442, $3,394,241 and $3,323,000 for the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

ASSET SECURITIZATION

The Company securitizes and sells substantially all of its private label credit card receivables in the public and private markets. These asset-backed securities are generally credit-enhanced by a third party to provide an AAA credit rating at the time of issuance. In each securitization, credit card receivables are transferred to a trust which issues certificates representing ownership interests in the trust to institutional investors. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trust were $28,502,000 and $30,680,000 at February 3, 1996 and January 28, 1995, respectively, and are included as available-for-sale securities in the accompanying consolidated balance sheets. Although the Company continues to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts. Accordingly, the associated credit card receivables are not reflected on the balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


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

The Company is subject to certain recourse provisions in connection with these securitizations. At February 3, 1996 and January 28, 1995, the Company had reserves of $25,599,000 and $26,649,000, respectively, related to these recourse provisions. At February 3, 1996, the Company had $5,500,000 of receivables from the credit card securitizations which were subject to liens in favor of the providers of the credit enhancement facilities for the individual securitizations. Fashion SPC, Inc., a wholly-owned subsidiary of the Company, is a special-purpose corporation. Its assets of $21,800,000 of Charming Shoppes Master Trust Certificates will be available first and foremost to satisfy the claims of its creditors, including certain claims of investors in Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

As of February 3, 1996, the Company had securitized approximately $371.8 million of receivables. The facilities under which the securitizations were originated mature as follows, provided an early amortization event does not occur: $153.5 million - 1996 and $218.3 million - 1999.

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

DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

The Company has historically entered into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating-rate credit card securitizations. During 1996, the Company terminated all of its interest-rate swap agreements and no such agreements were outstanding as of February 3, 1996. In addition, the Company had no material deferred gains or losses related to terminated contracts as of February 3, 1996. As of January 28, 1995, $100 million notional amount of such "pay-fixed" swaps were in effect.

The Company has entered into interest-rate cap agreements with an aggregate notional amount of $538.9 million as of February 3, 1996, which mature as follows: $435.0 million - 1996, $93.9 million - 1997, $10.0 million - 1999.
The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the interest rates on the Company's floating-rate credit card securitizations exceed 9% for $300.0 million notional amount, 10% for $128.9 million notional amount and 12% for $110.0 million notional amount. The premiums paid for these interest-rate cap agreements are included in other assets and are being amortized to selling, general and administrative expense over the respective lives of the individual interest-rate cap agreements. Any payments that may be received as a result of the cap will be accrued as a reduction of selling, general and administrative expense.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


The Company's credit exposure on interest-rate caps is limited to the value of interest-rate caps that have become favorable to the Company, but the Company does not anticipate non-performance by any of these counterparties. The amount of such exposure is generally the unrealized gains in the contracts. The market value of interest-rate caps as of February 3, 1996 and January 28, 1995 was $11,000 and $175,000, respectively. The market value of interest-rate caps was determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value and yield curve or volatility factors underlying the positions.

LEASES

The Company leases substantially all of its stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales and payment of certain real estate taxes. The Company also leases certain other buildings and equipment.

Rental expense was:


(in thousands)         1996      1995     1994
- ----------------------------------------------

Minimum Rental     $103,440  $ 97,976  $82,425
Contingent Rental    14,841    14,302   12,413
- ----------------------------------------------
                   $118,281  $112,278  $94,838
- ----------------------------------------------


Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are:


(in thousands)        1997  $98,782
                      1998   89,661
                      1999   79,377
                      2000   69,703
                      2001   60,929
                Thereafter  206,323

CHARMING SHOPPES, INC. AND SUBSIDIARIES

YEAR ENDED FEBRUARY 3, 1996


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per share amounts)  FIRST    SECOND      THIRD       FOURTH
FISCAL 1996                             QUARTER   QUARTER     QUARTER     QUARTER(1)
- -------------------------------------------------------------------------------------
 Net Sales                             $244,342  $268,448    $267,772     $321,822
 Gross Profit                            57,565    60,717      40,291       26,747
 Net Loss                                (4,370)   (3,133)    (24,706)    (107,032)(2)
 Net Loss per Share                        (.04)     (.03)       (.24)       (1.04)

(1) Consists of 14 weeks
(2) Includes a pre-tax restructuring charge of $103,000




                         FIRST    SECOND     THIRD    FOURTH
FISCAL 1995            QUARTER   QUARTER   QUARTER   QUARTER
- --------------------  --------  --------  --------  --------

Net Sales             $297,611  $323,417  $306,283  $345,382
Gross Profit            86,896    93,682    77,261    82,716
Net Income              13,955    18,064     7,507     5,163
Net Income per Share       .13       .17       .07       .05



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under this Item 9.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is set forth under the caption "Election of Directors" of the Company's definitive proxy statement which is incorporated herein by reference. Information regarding Executive Officers is set forth herein under "Item 4A. Executive Officers of the Registrant," in
Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the captions "Management Compensation" and "Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation" of the Company's definitive proxy statement which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the caption "Principal Shareholders and Management Ownership" of the Company's definitive proxy statement which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" of the Company's definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:


  Report of independent auditors .......................................  19

  Consolidated Balance Sheets - February 3, 1996 and January 28, 1995 ..  20

  Consolidated Statements of Income - years ended
     February 3, 1996, January 28, 1995 and January 29, 1994............  21

  Consolidated Statements of Cash Flows - years ended
     February 3, 1996, January 28, 1995 and January 29, 1994 ...........  22

  Consolidated Statements of Stockholders' Equity - years ended
     February 3, 1996, January 28, 1995 and January 29, 1994 ...........  23

  Notes to Consolidated Financial Statements ...........................  24

   (a)(2) FINANCIAL STATEMENT SCHEDULES

   No schedules required to be filed.

   (b) REPORTS ON FORM 8-K

   No reports were filed during the quarter ended February 3, 1996.

   (c) EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis. If page numbers are listed, they refer to the page numbers where such Exhibits are located using the sequential numbering system specified by Rule 0-3 under the Securities Exchange Act of 1934 and Rule 403 under the Securities Act of 1933:

                     ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29 1994. (Exhibit 3.1)

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1 Shareholders' Rights Plan, incorporated by reference to Form 8-K of the Registrant, filed May 23, 1989.

                               MATERIAL CONTRACTS

10.1.1 Participation Agreement between the Registrant, Charming Shoppes of Delaware, Inc., and various financial services companies for Lease Financing of Point-of-Sale Equipment dated October 31, 1991, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10-1, Pg. 161)

10.1.2 Agreement of Lease between Charming Shoppes of Delaware, Inc., as Lessee and Mellon Financial Services Corporation as Lessor dated October 31, 1991, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10-1, Pg. 214)

10.1.3 Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992, as amended and restated as of May 4, 1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee, incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No. 4)

10.1.4 Series 1994-1 Supplement dated as of May 4, 1994 to Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992 and amended and restated as of May 4, 1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee, (for $200,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1994-1), incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No. 4)

10.1.5 Series 1994-2 Supplement dated as of August 15, 1994, to Amended and Restated Pooling and Servicing Agreement, dated as of December 24, 1992, as amended and restated as of May 4, 1994 (Exhibit 10.1.7) by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee (for $14,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1994-2), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1995. (Exhibit 10.1.14)

10.1.6 Winks Lane, Inc. 11.8% Amended and Restated Senior Secured Notes Due June 1, 1998, Guaranteed by Charming Shoppes, Inc. and Certain Subsidiaries of Charming Shoppes, Inc., Amended and Restated Note Agreement dated as of November 30, 1995.

10.1.7 Amended and Restated Loan and Security Agreement By and Between Congress Financial Corporation as Lender and Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., and FB Apparel, Inc. as Borrowers, and Charming Shoppes of Delaware, Inc. as Borrowers' Agent, Dated November 30, 1995.

10.1.8 Credit Agreement among (a) Charming Shoppes, Inc., CSI Industries, Inc., Charming Shoppes of Delaware, Inc., International Apparel, Inc., W.L. Distributors, Inc., Sentani Trading Limited, Sentani Trading (Macau) Limited, Kirkstone Company Limited, Huambo Limited, and Trimoland Limited, as Borrowers, (b) Charming Shoppes of Delaware, Inc., as Borrowers' Agent, (c) the Several Lenders from Time to Time Parties Hereto, and (d) Chemical Bank, as Agent, Dated as of November 30, 1995.

10.1.9 Receivables Purchase Agreement, dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and
       (e) Citicorp, North America, Inc., as the Agent.

10.1.10 Receivables Purchase Agreement (Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and (d) Citibank, N.A. and Citicorp, North America, Inc., as the Agent.

10.1.11 Amendment No. 1, dated as of December 22, 1995, to Amended and Restated Pooling and Service Agreement, dated as of December 24, 1992, as Amended and Restated as of May 4, 1994, between Spirit of America National Bank as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust.

10.1.12 Amendment No. 2, dated as of March 22, 1996, to Amended and Restated Pooling and Service Agreement, dated as of December 24, 1992, as Amended and Restated as of May 4, 1994, as Amended by Amendment No. 1 as of December 22, 1995, between Spirit of America National Bank as Seller and Servicer, and First Union National Bank as Trustee for Charming Shoppes Master Trust.

10.1.13 Amendment No. 1, dated as of March 29, 1996, to Series 1994-2 Supplement, between Spirit of America National Bank as Seller and Servicer, and First Union National Bank as Trustee for Charming Shoppes Master Trust.

        MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

10.2.1 The 1986 Employees' Stock Option Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10.2.2, Pg. 240)

10.2.2 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.3, Pg. 486)

10.2.3 The 1990 Employees' Stock Incentive Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.4, Pg. 492)

10.2.4 The 1989 Non-Employee Director Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.5, Pg. 499)

10.2.5 Non-Employee Director Restricted Stock Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.6, Pg. 503)

10.2.6 Subplan and Summary Description of the Annual Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10.2.13, Pg. 251)

10.2.7 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.10)

10.2.8 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.11)

10.2.9 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.12)

10.2.10  The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended.

10.2.11  The Charming Shoppes, Inc. Restricted Stock Award Plan for Associates.

10.2.12  The Charming Shoppes, Inc. 1996 Restricted Stock Award Program.

10.2.13 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program Restricted Stock Agreement.

10.2.14 Employment Agreement, dated as of May 17, 1995, by and between Charming Shoppes, Inc., and David V. Wachs.

10.2.15 Employment Agreement, dated as of August 22, 1995 by and between Charming Shoppes, Inc., and Dorrit J. Bern.

10.2.16 1993 Employees' Stock Incentive Plan Stock Option Agreement, dated as of August 23, 1995, by and between Charming Shoppes, Inc., and Dorrit
         J. Bern.

10.2.17 1993 Employees' Stock Incentive Plan Restricted Stock and Stock Bonus Agreement, dated as of March 20, 1996, by and between Charming Shoppes, Inc., and Dorrit J. Bern.

10.2.18 Settlement Agreement and Release, dated as of December 7, 1995, by and between Charming Shoppes, Inc., and Mordechay Kafry.

10.2.19 Settlement Agreement and Release, dated as of December 7, 1995, by and between Charming Shoppes, Inc., and Ivan M. Szeftel.

10.2.20 Settlement Agreement and Release, dated as of February 9, 1996, by and between Charming Shoppes, Inc., and Philip Wachs.

10.2.21 Settlement Agreement and Release, dated as of April 25, 1996, by and between Charming Shoppes, Inc., and Samuel Sidewater.

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


CHARMING SHOPPES, INC.



                 S / Dorrit J. Bern
               -----------------------
               By:  Dorrit J. Bern
               Vice Chairman of the Board
               President and Chief Executive Officer



Date:  May 1, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





        S / Dorrit J. Bern                     S / Eric M. Specter
- -------------------------------------  ----------------------------------------
Dorrit J. Bern,     May 1, 1996        Eric M. Specter,     May 1, 1996
Vice Chairman of the Board             Vice President - Chief Financial Officer
President and Chief Executive Officer




        S / Joseph L. Castle II                S / Alan Rosskamm
- -------------------------------------  ----------------------------------------
Joseph L. Castle II,     May 1, 1996   Alan Rosskamm,     May 1, 1996
Chairman of the Board                  Director





        S / Michael Solomon                    S / Geoffrey W. Levy
- -------------------------------------   ---------------------------------------
Michael Solomon,     May 1, 1996        Geoffrey W. Levy,     May 1, 1996
Director                                Director




        S / Jon A. Goldberg                     S / Marvin L. Slomowitz
- -------------------------------------   --------------------------------------
Jon A. Goldberg,     May 1, 1996        Marvin L. Slomowitz,     May 1, 1996
(Chief Accounting Officer)              Director


                                       42

