Form 10-Q
period 1996-05-04
CHARMING SHOPPES INC
filed 1996-06-17
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

				Form 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended May 4, 1996

				    or

	  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	  For the transition period from            to


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


			      NOT APPLICABLE
	   (Former name, former address and former fiscal year,
		      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			      YES (X) NO ( )


The number of shares outstanding of the issuer's common stock, as of May 4, 1996, was 103,851,659 shares.

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

				  INDEX


								    PAGE
								    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)
      May 4, 1996 and February 3, 1996.............................. 1-2

   Condensed Consolidated Statements of Income (Unaudited)
      Thirteen weeks ended May 4, 1996 and April 29, 1995...........   3

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Thirteen weeks ended May 4, 1996 and April 29, 1995...........   4

   Notes to Condensed Consolidated Financial Statements (Unaudited). 5-6

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations....................... 7-11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................  12

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

				(Unaudited)

						    May 4,   February 3,
(In thousands)                                       1996       1996
						     ----       ----

ASSETS

Current assets
Cash and cash equivalents.........................$ 24,360    $ 25,117
Restricted cash...................................   7,000       7,000
Available-for-sale securities.....................  36,576      34,054
Income tax refund receivable......................  59,940      56,953
Merchandise inventories........................... 237,091     220,850
Deferred taxes....................................  13,409      13,409
Prepayments and other.............................  33,139      48,178
						  --------    --------
Total current assets.............................. 411,515     405,561

Property, equipment and leasehold improvements.... 435,740     435,531
Less: accumulated depreciation and amortization... 209,804     200,943
						  --------    --------
Net property, equipment and leasehold improvements 225,936     234,588

Available-for-sale securities (including fair
   value adjustments of $22 and $22, respectively)   7,952       7,309

Other assets......................................  34,114      34,288
						  --------    --------
Total assets......................................$679,517    $681,746
						  ========    ========


See Notes to Condensed Consolidated Financial Statements













				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

			       (Unaudited)

						    May 4,   February 3,
(In thousands except shares)                         1996       1996
						     ----       ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term debt...................................$  5,910    $      0
Accounts payable..................................  46,925      40,471
Accrued expenses..................................  86,781      87,959
Accrued restructuring expenses....................  11,544      19,983
Current portion -- long-term debt.................  59,971      57,691
						  --------    --------
Total current liabilities......................... 211,131     206,104

Deferred taxes....................................  18,511      18,511

Long-term debt....................................  35,623      38,102

Stockholders' equity
Common Stock $.10 par value
   Authorized 300,000,000 shares
   Issued and outstanding 103,851,659 and
   103,252,650 shares.............................  10,385      10,325
Additional paid-in capital........................  57,259      54,913
Deferred employee compensation....................  (3,439)     (2,414)
Unrealized gains (losses) on available-for-sale
   securities (net of income tax expense of
   $9 and $9, respectively).......................      13          13
Retained earnings................................. 350,034     356,192
						  --------    --------
Total stockholders' equity........................ 414,252     419,029
						  --------    --------
Total liabilities and stockholders' equity........$679,517    $681,746
						  ========    ========


See Notes to Condensed Consolidated Financial Statements












				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

						   Thirteen Weeks Ended
(In thousands except share and                     May 4,      April 29,
per-share amounts)                                  1996         1995
						    ----         ----

Net sales.........................................$237,454     $244,342
Other income......................................     519        1,907
						  --------     --------
Total revenue..................................... 237,973      246,249
						  --------     --------
Cost of goods sold, buying and occupancy expenses. 184,122      186,777
Selling, general and administrative expenses......  59,400       65,002
Interest expense..................................   2,888          539
						  --------     --------
Total expenses.................................... 246,410      252,318
						  --------     --------
Loss before income taxes..........................  (8,437)      (6,069)
Income tax benefit................................  (2,279)      (1,699)
						  --------     --------
Net loss..........................................$ (6,158)    $ (4,370)
						  ========     ========

Per-share data
Net loss..........................................  $ (.06)      $ (.04)
						    ======       ======
Cash dividends....................................      --       $.0225
						    ======       ======

Weighted average number of common shares
   outstanding.................................103,509,837  102,922,381
					       ===========  ===========


See Notes to Condensed Consolidated Financial Statements


















				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			       (Unaudited)

						   Thirteen Weeks Ended
						   May 4,      April 29,
(In thousands)                                      1996         1995
						    ----         ----
Operating activities
Net loss.........................................$ (6,158)    $ (4,370)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
   Depreciation and amortization.................  10,532       12,062
   Amortization of deferred compensation expense.     831          478
   Gain on sale of available-for-sale securities.       0          (18)
   Changes in operating assets and liabilities:
      Income tax refund receivable...............  (2,987)           0
      Prepayments and other......................  15,289       12,081
      Merchandise inventories.................... (16,241)     (61,631)
      Accounts payable...........................   6,454       48,579
      Accrued expenses...........................      71      (10,826)
      Accrued restructuring expenses.............  (8,439)           0
						 --------     --------
Net cash used in operating activities............    (648)      (3,645)
						 --------     --------
Investing activities
Investment in capital assets.....................  (2,164)     (10,488)
Proceeds from sales of
   available-for-sale securities.................       0       12,870
Gross purchases of available-for-sale securities.  (3,165)      (5,018)
Increase in other assets.........................    (791)      (4,794)
						 --------     --------
Net cash used in investing activities............  (6,120)      (7,430)
						 --------     --------
Financing activities
Proceeds from short-term borrowings.............. 245,895            0
Reduction of short-term borrowings...............(239,985)           0
Reduction of long-term borrowings................    (199)        (178)
Proceeds from exercise of stock options..........     300           35
Dividends paid...................................       0       (2,320)
						 --------     --------
Net cash provided by (used in)
   financing activities..........................   6,011       (2,463)
						 --------     --------
Decrease in cash and cash equivalents............    (757)     (13,538)
Cash and cash equivalents, beginning of period...  25,117       43,923
						 --------     --------
Cash and cash equivalents, end of period.........$ 24,360     $ 30,385
						 ========     ========


See Notes to Condensed Consolidated Financial Statements


				    (4)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of May 4, 1996 and the condensed consolidated statements of income and cash flows for the thirteen week periods ended May 4, 1996 and April 29, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) neces-sary to present fairly the financial position at May 4, 1996 and the results of operations and cash flows for the thirteen week periods ended May 4, 1996 and April 29, 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 1996 annual report on Form 10-K. The results of operations for the thirteen week periods ended May 4, 1996 and April 29, 1995 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the thirteen week period ended May 4, 1996, stockholders' equity changed to reflect the following items: a net loss of $6,158,000; amortization of deferred compensation expense of $831,000; and an increase in common stock and additional paid-in capital of $550,000 from the exercise of options for Common Stock.


3.  Net Loss Per Share

     Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the periods. Common Stock equivalents are not included in the weighted average shares outstanding for determining net loss per common share as the result would be anti-dilutive.












				    (5)

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)



4.  Subsequent Events

     Subsequent to May 4, 1996, the Company received a $56,726,000 income tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 term loan entered into in November 1995, the tax refund has been used to reduce the amount of such term loan to $26,136,000. The average interest rate on the repaid debt at the time of repayment was approximately 11.2%. The interest rate on the remaining balance of the term loan is 2% above the prime rate. In addition, as a result of such payment, a letter of credit in the amount of $22,000,000 issued under the Company's revolving credit facility as security for the payment of such refund has been canceled and a $7,000,000 cash deposit in support of such letter of credit has been released. As a result of the release of such cash deposit, the maximum availability under the revolving cred-it facility has been reduced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.

     On May 21, 1996, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3. The Form S-3 was filed in connection with a proposed public offering of $100,000,000 aggregate principal amount of Convertible Subordinated Notes due 2006. The Com-pany has granted the underwriters for the offering an option to purchase up to an additional $15,000,000 aggregate principal amount of Convert-ible Subordinated Notes to cover any over-allotments. The Company intends to use the proceeds of the offering to repay its outstanding term debt and for general corporate purposes.

























				    (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT DEVELOPMENTS

     Subsequent to May 4, 1996, the Company received a $56,726,000 in-come tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 term loan entered into in November 1995, the tax refund has been used to reduce the amount of such term loan to $26,136,000. In addition, as a result of such payment, a letter of credit in the amount of $22,000,000 issued under the Company's revolving credit facility as security for the payment of such refund has been canceled and a $7,000,000 cash deposit in support of such letter of credit has been released. As a result of the release of such cash deposit, the maximum availability under the revolving credit facility has been reduced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, cer-tain items appearing in the Condensed Consolidated Statements of Income for the thirteen week periods ended May 4, 1996 and April 29, 1995:

						   Thirteen Weeks Ended
						   May 4,      April 29,
						    1996         1995
						    ----         ----
Net sales..........................................100.0%       100.0%
Cost of goods sold, buying and occupancy expenses.. 77.5         76.5
Selling, general and administrative expenses....... 25.0         26.6
Interest expense...................................  1.2           .2
Income tax benefit.................................  1.0           .7
Net loss...........................................  2.6          1.8

IMPLEMENTATION OF NEW BUSINESS STRATEGY AND RECENT RESTRUCTURING

	Dorrit J. Bern joined the Company as President and Chief Executive Officer in September 1995. During the fourth quarter of the fiscal year ended February 3, 1996 ("Fiscal 1996"), Ms. Bern and her new management team began implementing a new business strategy in response to the Company's declining sales productivity and profit performance. This strategy is aimed at enhancing sales productivity and improving financial performance beginning in the fiscal year ending February 1, 1997 ("Fiscal 1997") through expansion of the variety of choices in its merchandise assortment, improvement in merchandise quality and imple-mentation of a more realistic value pricing strategy. In addition, the Company is expanding its merchandise assortment in previously under-developed products, such as career wear and dresses, and petite sizes are being offered for the first time. As part of this new business strategy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20 to 45



				    (7)
year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. Therefore, the Com-pany, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its pur-chases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. The Company continues to use its overseas sourcing operation, which has been reor-ganized to support this strategic change, to procure basic low-risk commodity merchandise. Management expects that this strategy will likely result in lower initial unit sales prices and higher unit costs of merchandise product. However, management also believes that such effects will be offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, re-sulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997.

     During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The pri-mary components of the Restructuring Plan are (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign merchandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. The pre-tax operating loss for Fiscal 1996 for these 290 stores, exclusive of the restructuring charge and before allocation of fixed overhead, was approximately $34,000,000. Given the Company's disappointing performance in Fiscal 1996 and the implementation of its new business strategy, however, such operating loss is not indicative of future savings resulting from the closing of such stores. The Company has also implemented an expense reduction initiative to further reduce operating costs. The primary components of this initiative are (i) the further reduction of distribution, merchan-dising and administrative personnel, (ii) the renegotiation of store lease obligations and (iii) the reduction of various other overhead costs. The Restructuring Plan and the further expense reduction initia-tive are expected to result in a workforce reduction of approximately 2,300 store employees and 800 non-store employees. In addition, the Company (i) entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory, (ii) negotiated the conversion of $82,862,000 of existing trade obligations into a term loan and (iii) renegotiated an outstanding term loan in the amount of $9,488,000. As described above under "Recent Developments," the maximum availability under the Company's revolving credit facility was reduced to $150,000,000 following release of a $7,000,000 cash deposit in May 1996. This resulted from the receipt of the Company's $56,726,000 tax refund, which was used to repay a portion of the Company's $82,862,000 term loan.

     As of May 4, 1996 the Company had closed 200 stores as part of the Restructuring Plan discussed above. The remaining stores are expected to be closed during the remainder of Fiscal 1997.


				    (8)

THIRTEEN WEEKS ENDED MAY 4, 1996 AND APRIL 29, 1995

     Net sales for the first quarter of Fiscal 1997 totaled $237,454,000, a 2.8% decrease from $244,342,000 for the corresponding period of Fiscal 1996. This was primarily due to a reduction in the number of retail stores from 1,416 on April 29, 1995 to 1,225 on May 4, 1996 as a result of the implementation of the Company's Restructuring Plan. Sales of stores closed since the first quarter of Fiscal 1996 equaled 10.2% of sales for the first quarter of Fiscal 1996. The Company, however, experienced a 2.9% increase in the first quarter of Fiscal 1997 in comparable store sales (sales generated by stores in operation during the same weeks of each period) as compared to Fiscal 1996. The increase in comparable store sales was primarily attributable to increased sales of career sportswear, dresses, mens and accessory merchandise. In addition, Fiscal 1997 first quarter sales from new stores opened less than a full year equaled 3.4% of Fiscal 1996 first quarter sales.

     Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 1.0% in the first quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996, primarily as a result of an increase in the Company's cost of goods sold as a percent-age of sales as compared to the corresponding period of Fiscal 1996. This increase was due to (i) higher retail markdowns on merchandise which was purchased in Fiscal 1996 prior to the implementation of the Company's new merchandise strategy and (ii) higher average unit merchan-dise costs as a result of the shift of a portion of the Company's purchases to the domestic market (see "Implementation of New Business Strategy and Recent Restructuring"). This increase in costs was par-tially offset by a change to a more realistic value pricing strategy, which resulted in a reduction in retail markdowns on merchandise purchased under the new merchandise strategy. Due to purchase commit-ments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997. The increase in cost of goods sold as a percentage of sales was partially offset by a decrease in buying and occupancy expenses, as a percentage of sales, as a result of (i) the elimination of occupancy expenses in the 200 under-performing stores closed to-date as part of the Company's Restructuring Plan and (ii) savings achieved as part of the Company's expense reduction initiative.

     Selling, general and administrative expenses expressed as a per-centage of sales decreased 1.6% in the first quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. This was primarily attributable to a reduction in personnel. The reduction resulted from
(i) the closing of 200 under-performing stores as part of the Company's Restructuring Plan and (ii) other reductions of sales and administrative personnel as part of the Company's expense reduction initiative.

     Interest expense increased in the first quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996 primarily due to the renegotiation of the terms of certain of the Company's outstanding lia-bilities and the resulting increase in long-term debt in the fourth quarter of Fiscal 1996. Additionally, during the first quarter of Fiscal 1997 the Company incurred interest expense as a result of sea-sonal borrowings under its revolving credit facility.

				    (9)

     The income tax benefit for the first quarter of Fiscal 1997 was 27% of the Company's pre-tax loss, as compared to 28% of the pre-tax loss for the first quarter of Fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flow from operations, and its proprietary credit card receivables securitization agreements and revolving credit facility. At May 4, 1996, the Company had working capital of $200,384,000 as compared to $199,457,000 at February 3, 1996. The ratio of current assets to current liabilities was 1.9 to 1 at May 4, 1996 and 2.0 to 1 at February 3, 1996.

     The Company's net cash used in operations decreased $2,997,000 in the first quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. The primary reasons for this decrease were a decrease in the Company's merchandise inventories, net of accounts payable, an increase in accrued expenses and a decrease in prepayments and other. These changes were partially offset by an increase in the net loss for the first quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996, a decrease in depreciation and amortization, and an increase in the income tax refund receivable.

     In November 1995, the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. As described above under "Recent Developments," the maximum availability under such facility, following receipt of the Com-pany's $56,726,000 tax refund and release of a $7,000,000 cash deposit with the commercial finance company in May 1996, was reduced to $150,000,000. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, cash, mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, rights to mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and certain other Company assets. As of May 4, 1996 the availability under this facility was approximately $127,713,000, against which the Company had outstanding letters of cred-it of $66,391,000 and short-term seasonal borrowings of $5,910,000.
This agreement, as well as the term loans discussed below, requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     In November 1995, the Company renegotiated portions of existing trade obligations. As a result, $82,862,000 of trade acceptances which had been recorded as accounts payable were converted into a term loan. The loan is scheduled to mature on June 1, 1998. The loan is secured by mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and liens on all income tax refunds. The loan is also secured by liens on merchandise inventory, equipment and certain other Company assets. The Company is required to make payments


				   (10)
on the loan equal to the proceeds of all income tax refunds and, among other things, certain asset sales and a portion of the proceeds of any debt or equity offerings. As described above under "Recent Develop-ments," the Company's $56,726,000 tax refund was used to repay a portion of such term loan in May 1996.

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

     In the first quarter of Fiscal 1997, capital expenditures amounted to $2,164,000 primarily for the fixturing of existing retail stores. The capital required for these expenditures was partially provided through short-term borrowings.

     In connection with the Restructuring Plan, as of May 4, 1996, the Company had approximately $11,544,000 of accrued, unpaid restructuring costs, of which approximately $4,220,000 relate to severance benefits. These costs, which are included in current liabilities, are expected to be paid by the end of Fiscal 1997.

      The Company paid no dividends during the first quarter of Fiscal 1997 as compared to $2,320,000 during the corresponding period of Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility and term loans (dis-cussed above) require the Company to refrain from paying dividends on its Common Stock during the term of such agreements.

     On May 21, 1996, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3. The Form S-3 was filed in connection with a proposed public offering of $100,000,000 aggregate principal amount of Convertible Subordinated Notes due 2006. The Com-pany has granted the underwriters for the offering an option to purchase up to an additional $15,000,000 aggregate principal amount of Convert-ible Subordinated Notes to cover any over-allotments. The Company in-tends to use the proceeds of the offering to repay its outstanding term debt and for general corporate purposes.













				   (11)

		       PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits in-corporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

27.1  Financial Data Schedule.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended May 4, 1996.




























				   (12)

			      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   ----------------------------------
				   (Registrant)


Date:   June 17, 1996               /S/ DORRIT J. BERN
	------------------         ----------------------------------
				   Dorrit J. Bern -- President
				   (Chief Executive Officer)

Date:   June 17, 1996               /S/ ERIC M. SPECTER
	------------------         ----------------------------------
				   Eric M. Specter -- Vice President
				   (Chief Financial Officer)

































				   (13)