Form 10-Q
period 1996-08-03
CHARMING SHOPPES INC
filed 1996-09-16
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

				Form 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended August 3, 1996

				    or

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

			      YES (X) NO ( )


The number of shares outstanding of the issuer's Common Stock, as of August 3, 1996, was 104,790,948 shares.

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

				  INDEX


								    PAGE
								    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)
      August 3, 1996 and February 3, 1996........................... 1-2

   Condensed Consolidated Statements of Income (Unaudited)
      Thirteen weeks ended August 3, 1996 and July 29, 1995.........   3

   Condensed Consolidated Statements of Income (Unaudited)
      Twenty-six weeks ended August 3, 1996 and July 29, 1995.......   4

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Twenty-six weeks ended August 3, 1996 and July 29, 1995.......   5

   Notes to Condensed Consolidated Financial Statements (Unaudited). 6-7

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations....................... 8-14


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........  15

Item 6.  Exhibits and Reports on Form 8-K...........................  15

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

				(Unaudited)

						   August 3, February 3,
(In thousands)                                       1996       1996
						     ----       ----

ASSETS

Current assets
Cash and cash equivalents.........................$170,290    $ 25,117
Restricted cash...................................       0       7,000
Available-for-sale securities.....................  35,167      34,054
Income tax refund receivable......................   3,583      56,953
Merchandise inventories........................... 215,055     220,850
Deferred taxes....................................  13,409      13,409
Prepayments and other.............................  30,820      48,178
						  --------    --------
Total current assets.............................. 468,324     405,561

Property, equipment and leasehold improvements.... 437,204     435,531
Less: accumulated depreciation and amortization... 218,798     200,943
						  --------    --------
Net property, equipment and leasehold improvements 218,406     234,588

Available-for-sale securities (including fair
   value adjustments of $22 and $22, respectively)   8,353       7,309

Other assets......................................  35,426      34,288
						  --------    --------
Total assets......................................$730,509    $681,746
						  ========    ========


See Notes to Condensed Consolidated Financial Statements













				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

			       (Unaudited)

						   August 3, February 3,
(In thousands except shares)                         1996       1996
						     ----       ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable..................................$ 61,194    $ 40,471
Accrued expenses..................................  86,248      87,959
Accrued restructuring expenses....................   5,762      19,983
Current portion -- long-term debt.................     363      57,691
						  --------    --------
Total current liabilities......................... 153,567     206,104

Deferred taxes....................................  18,511      18,511

Long-term debt.................................... 139,605      38,102

Stockholders' equity
Common Stock $.10 par value
   Authorized 300,000,000 shares
   Issued and outstanding 104,790,948 and
   103,252,650 shares.............................  10,479      10,325
Additional paid-in capital........................  61,579      54,913
Deferred employee compensation....................  (3,583)     (2,414)
Unrealized gains on available-for-sale
   securities (net of income tax expense of
   $9 and $9, respectively).......................      13          13
Retained earnings................................. 350,338     356,192
						  --------    --------
Total stockholders' equity........................ 418,826     419,029
						  --------    --------
Total liabilities and stockholders' equity........$730,509    $681,746
						  ========    ========


See Notes to Condensed Consolidated Financial Statements













				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

						  Thirteen Weeks Ended
(In thousands except share and                    August 3,    July 29,
per-share amounts)                                  1996         1995
						    ----         ----

Net sales.........................................$266,678     $268,448
Other income......................................   1,571        1,920
						  --------     --------
Total revenue..................................... 268,249      270,368
						  --------     --------
Cost of goods sold, buying and occupancy expenses. 204,601      207,731
Selling, general and administrative expenses......  61,624       69,023
Interest expense..................................   1,606          481
						  --------     --------
Total expenses.................................... 267,831      277,235
						  --------     --------
Income (loss) before income taxes.................     418       (6,867)
Income tax provision (benefit)....................     114       (3,734)
						  --------     --------
Net income (loss).................................$    304     $ (3,133)
						  ========     ========

Per-share data
Net income (loss).................................  $   --       $ (.03)
						    ======       ======
Cash dividends....................................  $   --       $.0225
						    ======       ======

Weighted average number of common shares
   outstanding, including common stock
   equivalents in 1996.........................107,018,245  103,001,599
					       ===========  ===========


See Notes to Condensed Consolidated Financial Statements

















				    (3)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

						 Twenty-six Weeks Ended
(In thousands except share and                    August 3,    July 29,
per-share amounts)                                  1996         1995
						    ----         ----

Net sales.........................................$504,132     $512,790
Other income......................................   2,090        3,827
						  --------     --------
Total revenue..................................... 506,222      516,617
						  --------     --------
Cost of goods sold, buying and occupancy expenses. 388,723      394,508
Selling, general and administrative expenses...... 121,024      134,025
Interest expense..................................   4,494        1,020
						  --------     --------
Total expenses.................................... 514,241      529,553
						  --------     --------
Loss before income taxes..........................  (8,019)     (12,936)
Income tax benefit................................  (2,165)      (5,433)
						  --------     --------
Net loss..........................................$ (5,854)    $ (7,503)
						  ========     ========

Per-share data
Net loss..........................................  $ (.06)      $ (.07)
						    ======       ======
Cash dividends....................................  $   --       $ .045
						    ======       ======

Weighted average number of common shares
   outstanding.................................105,264,041  102,961,990
					       ===========  ===========


See Notes to Condensed Consolidated Financial Statements


















				    (4)

		CHARMING SHOPPES, INC. AND SUBSIDIARIES

	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			       (Unaudited)

						  Twenty-six Weeks Ended
						   August 3,    July 29,
(In thousands)                                       1996         1995
						     ----         ----
Operating activities
Net loss...........................................$ (5,854)   $ (7,503)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization...................  21,515      24,393
   Amortization of deferred compensation expense...   1,927       1,011
   Gain on sale of available-for-sale securities...       0         (50)
   Changes in operating assets and liabilities:
      Income tax refund receivable.................  53,370           0
      Prepayments and other........................  17,527      20,356
      Merchandise inventories......................   5,795     (58,345)
      Accounts payable.............................  20,723      23,236
      Accrued expenses.............................    (668)    (10,345)
      Accrued restructuring expenses............... (14,221)          0
						   --------    --------
Net cash provided by (used in) operating activities 100,114      (7,247)
						   --------    --------
Investing activities
Investment in capital assets.......................  (3,881)    (16,840)
Proceeds from sales of
   available-for-sale securities...................  20,118      25,510
Gross purchases of available-for-sale securities... (22,275)     (5,018)
Decrease (Increase) in other assets................     507     (11,786)
						   --------    --------
Net cash used in investing activities..............  (5,531)     (8,134)
						   --------    --------
Financing activities
Proceeds from short-term borrowings................ 539,702           0
Reduction of short-term borrowings.................(539,702)          0
Proceeds from long-term borrowings................. 133,860           0
Reduction of long-term borrowings.................. (93,825)     (1,357)
Reduction of restricted cash.......................   7,000           0
Proceeds from exercise of stock options............   3,555         309
Dividends paid.....................................       0      (4,634)
						   --------    --------
Net cash provided by (used in) financing activities  50,590      (5,682)
						   --------    --------
Increase (decrease) in cash and cash equivalents... 145,173     (21,063)
Cash and cash equivalents, beginning of period.....  25,117      43,923
						   --------    --------
Cash and cash equivalents, end of period...........$170,290    $ 22,860
						   ========    ========


See Notes to Condensed Consolidated Financial Statements


				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of August 3, 1996, the condensed consolidated statements of income for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 1996 and July 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 3, 1996 and the results of oper-ations and cash flows for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Feb-ruary 3, 1996 annual report on Form 10-K. The results of operations for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the twenty-six week period ended August 3, 1996, stock-holders' equity changed to reflect the following items: a net loss of $5,854,000; amortization of deferred compensation expense of $1,927,000; and an increase in common stock and additional paid-in capital of $3,724,000 from the exercise of options for Common Stock.


3.  Net Income (Loss) Per Share

     Net income per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents are not included in the weighted average shares outstanding for determining net loss per share as the result would be anti-dilutive.










				    (6)

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)



4.  Income Tax Refund

     During the current thirteen-week period, the Company received a $56,726,000 income tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 term loan entered into in November 1995, the tax refund was used to reduce the amount of such term loan to $26,136,000. The average interest rate on the repaid debt at the time of repayment was approximately 11.2%. As a result of such payment, a letter of credit in the amount of $22,000,000 issued under the Company's revolving credit facility as security for the payment of such refund was canceled and a $7,000,000 cash deposit in support of such letter of credit was released. As a result of the release of such cash deposit, the maximum availability under the revolving credit facility has been reduced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.

5.  Long-Term Debt

     On July 22, 1996, the Company completed a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordi-nated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions of $4,140,000, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, on or after July 15, 1999. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest,
if any.  There is no sinking fund for the Notes.   Of the net proceeds
received, $26,136,000 were used to repay the remainder of the Company's outstanding term loan entered into in November 1995 (see Note 4 above) and $9,488,000 were used to repay additional outstanding term loans.
The remaining net proceeds have been invested in cash-equivalent securi-ties.
















				    (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT DEVELOPMENTS

     During the current thirteen week period, the Company received a $56,726,000 income tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 term loan entered into in November 1995, the tax refund has been used to reduce the amount of such term loan to $26,136,000. In addition, as a result of such payment, a letter of credit in the amount of $22,000,000 issued under the Company's revolving credit facility as security for the payment of such refund has been can-celed and a $7,000,000 cash deposit in support of such letter of credit has been released. As a result of the release of such cash deposit, the maximum availability under the revolving credit facility has been re-duced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.

     On July 22, 1996, the Company completed a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordi-nated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions of $4,140,000, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's op-tion, in whole or in part, on or after July 15, 1999. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest,
if any.  There is no sinking fund for the Notes.   Of the net proceeds
received, $26,136,000 were used to repay the remainder of the Company's outstanding term loan entered into in November 1995 (see above) and $9,488,000 were used to repay additional outstanding term loans. The remaining net proceeds have been invested in cash-equivalent securities.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, cer-tain items appearing in the Condensed Consolidated Statements of Income:

			   Thirteen Weeks Ended   Twenty-six Weeks Ended
			   August 3,   July 29,   August 3,     July 29,
			     1996        1995       1996          1995
			     ----        ----       ----          ----
Net sales.................  100.0%      100.0%     100.0%        100.0%
Cost of goods sold, buying
   and occupancy expenses.   76.7        77.4       77.1          76.9
Selling, general and
   administrative expenses   23.1        25.7       24.0          26.1
Interest expense..........     .6          .2         .9            .2
Income tax provision
   (benefit)..............     .1        (1.4)       (.4)         (1.1)
Net income (loss).........     .1        (1.2)      (1.2)         (1.5)


				    (8)

Implementation of New Business Strategy and Recent Restructuring

	Dorrit J. Bern joined the Company as President and Chief Executive Officer in September 1995. During the fourth quarter of the fiscal year ended February 3, 1996 ("Fiscal 1996"), Ms. Bern and her new management team began implementing a new business strategy in response to the Company's declining sales productivity and profit performance. This strategy is aimed at enhancing sales productivity and improving finan-cial performance beginning in the fiscal year ending February 1, 1997 ("Fiscal 1997") through expansion of the variety of choices in its merchandise assortment, improvement in merchandise quality and imple-mentation of a more realistic value pricing strategy. In addition, the Company is expanding its merchandise assortment in previously under-developed products, such as career wear and dresses, and petite sizes are being offered for the first time. As part of this new business strategy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. Therefore, the Com-pany, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its pur-chases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. The Company continues to use its overseas sourcing operation, which has been reor-ganized to support this strategic change, to procure basic low-risk commodity merchandise. Management expects that this strategy will likely result in lower initial unit sales prices and higher unit costs of merchandise product. However, management also believes that such effects will be offset by (i) a reduced need for aggressive price pro-motions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, re-sulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997.

     During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The pri-mary components of the Restructuring Plan are (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign mer-chandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. The pre-tax operating loss for Fiscal 1996 for these 290 stores, exclusive of the restructuring charge and before allocation of fixed overhead, was approximately $34,000,000. Given the Company's disappointing performance in Fiscal 1996 and the implementation of its new business strategy, however, such operating loss is not indicative of future savings resulting from the closing of such stores.






				    (9)

     The Company has also implemented an expense reduction initiative to further reduce operating costs. The primary components of this initia-tive are (i) the further reduction of distribution, merchandising and administrative personnel, (ii) the renegotiation of store lease obliga-tions and (iii) the reduction of various other overhead costs. The Restructuring Plan and the further expense reduction initiative are expected to result in a workforce reduction of approximately 2,300 store employees and 800 non-store employees.

     As of August 3, 1996 the Company had closed 242 stores as part of the Restructuring Plan discussed above. The remaining stores are ex-pected to be closed during the remainder of Fiscal 1997. As of August 3, 1996 approximately 1,900 store employees and 600 non-store employees have been terminated as a result of the Restructuring Plan, and approxi-mately 200 positions have been eliminated as a result of the Company's expense reduction initiative.

Thirteen Weeks Ended August 3, 1996 and July 29, 1995

     Net sales for the second quarter of Fiscal 1997 were $266,678,000, a 0.7% decrease from $268,448,000 for the corresponding period of Fiscal 1996. The decrease was primarily due to a reduction in the number of retail stores from 1,415 on July 29, 1995 to 1,183 on August 3, 1996 as a result of the implementation of the Company's Restructuring Plan. Sales of stores closed since the second quarter of Fiscal 1996 equaled 12.1% of sales for the second quarter of Fiscal 1996. The Company, how-ever, experienced a 9.6% increase in the second quarter of Fiscal 1997 in comparable store sales (sales generated by stores in operation during the same weeks of each period) as compared to Fiscal 1996. The increase in comparable store sales was primarily attributable to increased sales of sportswear and dresses. In addition, Fiscal 1997 second quarter sales from new stores opened less than a full year equaled 2.9% of Fis-cal 1996 second quarter sales.

     Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 0.7% in the second quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996, primarily as a result of a decrease of 3.2% in buying and occupancy expenses as a per-centage of sales. The decrease in buying and occupancy expenses was due to (i) the elimination of occupancy expenses in the 242 stores closed as part of the Restructuring Plan and (ii) savings achieved as part of the Company's expense reduction initiative. Cost of goods sold as a per-centage of sales increased 2.5% as compared to the corresponding period of Fiscal 1996. This increase was due to higher average unit merchan-dise costs as a result of the shift of a portion of the Company's purchases to the domestic market (see "Implementation of New Business Strategy and Recent Restructuring" above). This increase in costs was partially offset by a change to a more realistic value pricing strategy, which resulted in a reduction in retail markdowns on merchandise pur-chased under the new merchandise strategy. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997.





				    (10)

     Selling, general and administrative expenses expressed as a per-centage of sales decreased 2.6% in the second quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. This was primarily attributable to a reduction in personnel. The reduction resulted from
(i) the closing of 242 under-performing stores as part of the Company's Restructuring Plan and (ii) other reductions of sales and administrative personnel as part of the Company's expense reduction initiative. Sell-ing expenses were adversely impacted by higher levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio.

     Interest expense increased in the second quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996 primarily as a result of renegotiation of the terms of certain of the Company's out-standing liabilities and the resulting increase in long-term debt in the fourth quarter of Fiscal 1996. Additionally, during the second quarter of Fiscal 1997 the Company issued $138,000,000 of 7.5% Convertible Sub-ordinated Notes in a public offering.

     The income tax provision for the second quarter of Fiscal 1997 was 27% of the Company's pre-tax income, as compared to an income tax bene-fit of 54% of the pre-tax loss for the second quarter of Fiscal 1996.

Twenty-six Weeks Ended August 3, 1996 and July 29, 1995

     Net sales for the first half of Fiscal 1997 were $504,132,000, a 1.7% decrease from $512,790,000 for the corresponding period of Fiscal 1996. The decrease was primarily due to the reduction in the number of retail stores as a result of the implementation of the Company's Restructuring Plan. Sales of stores closed since the second quarter of Fiscal 1996 equaled 11.2% of sales for the first half of Fiscal 1996. Comparable store sales, however, increased 6.3% in the first half of Fiscal 1997 as compared to Fiscal 1996. In addition, sales for the first half of Fiscal 1997 from new stores opened since the second quar-ter of Fiscal 1996 equaled 3.1% of sales for the first half of Fiscal 1996.

     Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 0.2% in the first half of Fiscal 1997 as compared to the corresponding period of Fiscal 1996, primarily as a result of an increase in cost of goods sold as a percentage of sales. The increase in cost of goods sold was due to (i) higher retail mark-downs on merchandise purchased prior to implementation of the Company's new merchandise strategy and (ii) higher merchandise costs as a result of the shift of a portion of the Company's purchases to the domestic market (see "Implementation of New Business Strategy and Recent Restruc-turing" above). This increase in costs was partially offset by the Com-pany's change to a realistic value pricing strategy, which resulted in a reduction in retail markdowns on merchandise purchased under the new merchandise strategy. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, the full effect of this strategic change is not expected until the latter half of Fiscal 1997. Buying and occupancy expenses decreased as a percentage of sales as a result of (i) the elimination of occupancy expenses in the 242 stores closed as part of the Restructuring Plan and (ii) savings achieved as part of the Company's expense reduction initiative.


				    (11)

     Selling, general and administrative expenses expressed as a per-centage of sales decreased 2.1% in the first half of Fiscal 1997 as com-pared to the corresponding period of Fiscal 1996. This was primarily attributable to a reduction in personnel. The reduction resulted from
(i) the closing of 242 under-performing stores as part of the Company's Restructuring Plan and (ii) other reductions of sales and administrative personnel as part of the Company's expense reduction initiative. Sell-ing expenses were adversely impacted by higher levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio.

     Interest expense increased in the first half of Fiscal 1997 as com-pared to the corresponding period of Fiscal 1996 primarily as a result of renegotiation of the terms of certain of the Company's outstanding liabilities and the resulting increase in long-term debt in the fourth quarter of Fiscal 1996. Additionally, during the second quarter of Fiscal 1997 the Company issued $138,000,000 of 7.5% Convertible Subor-dinated Notes in a public offering.

     The income tax benefit for the first half of Fiscal 1997 was 27% of the Company's pre-tax loss, as compared to a benefit of 42% of the pre-tax loss for the first half of Fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements and (iii) a revolving credit facility. In addition, during the current thirteen-week period the company completed a public offering of $138,000,000 of 7.5% Convertible Subordinated Notes due 2006 (see "Recent Developments" above). The net proceeds of the offering to the Company, after underwriting discounts and commissions of $4,140,000, were $133,860,000. Of the net proceeds received, $35,624,000 were used to repay outstanding term loans. The remaining proceeds have been invested in cash-equivalent securities. At August 3, 1996, the Company had working capital of $314,757,000 as compared to $199,457,000 at Feb-ruary 3, 1996. Working capital at August 3, 1996 includes $170,290,000 of cash and cash equivalents, compared to cash and cash equivalents of $25,117,000 at February 3, 1996. The ratio of current assets to current liabilities was 3.0 to 1 at August 3, 1996 and 2.0 to 1 at February 3, 1996.

     Net cash provided by operating activities was $100,114,000 for the first half of Fiscal 1997 as compared to net cash used in operating activities of $7,247,000 for the corresponding period of Fiscal 1996. The primary reasons for the $107,361,000 increase in cash provided from operations were (i) receipt of an income tax refund of $56,726,000, (ii) a decrease of $61,627,000 in the Company's investment in merchandise inventories, net of accounts payable and (iii) an increase of $9,677,000 in accrued expenses. These increases in cash provided from operations were partially offset by (i) a decrease of $14,221,000 in accrued re-structuring expenses, (ii) a decrease of $2,878,000 in depreciation and amortization and (iii) other net decreases of $3,570,000.




				   (12)

     In November 1995, the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. As described above under "Recent Developments," the maximum availability under such facility, following receipt of the Com-pany's $56,726,000 tax refund and release of a $7,000,000 cash deposit with the commercial finance company in May 1996, was reduced to $150,000,000. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, cash, mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, rights to mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and certain other Company assets. As of August 3, 1996 the availability under this facility was approxi-mately $104,577,000, against which the Company had outstanding letters of credit of $41,926,000. There were no cash borrowings outstanding under this agreement as of August 3, 1996. This agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     In November 1995, the Company renegotiated portions of existing trade obligations. As a result, $82,862,000 of trade acceptances which had been recorded as accounts payable were converted into a term loan. The loan was scheduled to mature on June 1, 1998. As described above under "Recent Developments", the Company's $56,726,000 tax refund received in May 1996 and a portion of the net proceeds of the public offering of Subordinated Convertible Notes received in July 1996 were used to repay this term loan. Additionally, in November 1995 the Company renegotiated an outstanding term loan in the amount of $9,488,000, which carried an interest rate of 11.8%. This loan was also repaid in July 1996 from a portion of the net proceeds of the public offering.

     Capital expenditures of $3,881,000 during the first half of Fiscal 1997 were primarily for the fixturing of existing retail stores. The capital required for these expenditures was partially provided through short-term borrowings.

     As of August 3, 1996 the Company had approximately $5,762,000 of accrued, unpaid restructuring costs, of which approximately $2,419,000 relate to severance benefits. These costs are included in current lia-bilities and are expected to be paid by the end of Fiscal 1997.

     The Company paid no dividends during the first half of Fiscal 1997 as compared to $4,634,000 during the corresponding period of Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires the Company to refrain from paying dividends on its Common Stock during the term of such agreements.






				   (13)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future opera-tions, performance, profitability, revenues, expenses and financial con-dition. This report includes, in particular, forward-looking statements regarding the Company's expectations of future performance following implementation of its new business strategy, recent restructuring and expense reduction initiative and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding store openings and closings, foreign sourc-ing operations, capital requirements, and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including, but not limited to, the Company's ability to implement its new business strategy, the success of the Company's Restructuring Plan and expense reduction initiative and the Company's ability to retain key management personnel, as well as other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.
































				   (14)

		       PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on June 27,
1996.

(b)  Not applicable.

(c) Dorrit J. Bern and Alan Rosskamm were elected to serve additional three-year terms as Directors of the Company. The vote tabulation with respect to their election as Directors was as follows:

							  Shares
				     For     Withheld   Represented
				  --------   --------   -----------
     Dorrit J. Bern..............91,507,016   361,177    91,868,193
     Alan Rosskamm...............91,430,994   437,199    91,868,193


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits in-corporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

27    Financial Data Schedule.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quar-ter ended August 3, 1996.











				   (15)

			      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   ----------------------------------
				   (Registrant)


Date:   September 16, 1996         /S/ DORRIT J. BERN
	------------------         ----------------------------------
				   Dorrit J. Bern -- President
				   (Chief Executive Officer)

Date:   September 16, 1996         /S/ ERIC M. SPECTER
	------------------         ----------------------------------
				   Eric M. Specter -- Vice President
				   (Chief Financial Officer)

































				   (16)