Form 10-Q
period 1996-11-02
CHARMING SHOPPES INC
filed 1996-12-13
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

				Form 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended November 2, 1996

				    or

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

			      YES (X) NO ( )


The number of shares outstanding of the issuer's Common Stock, as of November 2, 1996, was 105,393,924 shares.

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

				  INDEX


								    PAGE
								    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)
      November 2, 1996 and February 3, 1996......................... 1-2

   Condensed Consolidated Statements of Income (Unaudited)
      Thirteen weeks ended November 2, 1996 and October 28, 1995....   3

   Condensed Consolidated Statements of Income (Unaudited)
      Thirty-nine weeks ended November 2, 1996 and October 28, 1995.   4

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Thirty-nine weeks ended November 2, 1996 and October 28, 1995.   5

   Notes to Condensed Consolidated Financial Statements (Unaudited). 6-7

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations....................... 8-14


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................  15

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

				(Unaudited)

						 November 2, February 3,
(In thousands)                                      1996        1996
						    ----        ----

ASSETS

Current assets
Cash and cash equivalents.........................$ 65,118    $ 25,117
Restricted cash...................................       0       7,000
Available-for-sale securities.....................  40,954      34,054
Income tax refund receivable......................   4,036      56,953
Merchandise inventories........................... 248,158     220,850
Deferred taxes....................................  13,409      13,409
Prepayments and other.............................  35,242      48,178
						  --------    --------
Total current assets.............................. 406,917     405,561

Property, equipment and leasehold improvements.... 437,249     435,531
Less: accumulated depreciation and amortization... 225,944     200,943
						  --------    --------
Net property, equipment and leasehold improvements 211,305     234,588

Available-for-sale securities (including fair
   value adjustments of $564 and $22, respectively) 79,524       7,309

Other assets......................................  30,284      34,288
						  --------    --------
Total assets......................................$728,030    $681,746
						  ========    ========


See Notes to Condensed Consolidated Financial Statements













				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

			       (Unaudited)

						 November 2, February 3,
(In thousands except shares)                        1996        1996
						    ----        ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable..................................$ 60,662    $ 40,471
Accrued expenses..................................  89,252      87,959
Accrued restructuring expenses....................   2,546      19,983
Current portion -- long-term debt.................      15      57,691
						  --------    --------
Total current liabilities......................... 152,475     206,104

Deferred taxes....................................  18,511      18,511

Long-term debt.................................... 138,132      38,102

Stockholders' equity
Common Stock $.10 par value
   Authorized 300,000,000 shares
   Issued and outstanding 105,393,924 and
   103,252,650 shares.............................  10,540      10,325
Additional paid-in capital........................  63,412      54,913
Deferred employee compensation....................  (2,186)     (2,414)
Unrealized gains on available-for-sale
   securities (net of income tax expense of
   $152 and $9, respectively).....................     412          13
Retained earnings................................. 346,734     356,192
						  --------    --------
Total stockholders' equity........................ 418,912     419,029
						  --------    --------
Total liabilities and stockholders' equity........$728,030    $681,746
						  ========    ========


See Notes to Condensed Consolidated Financial Statements













				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

						  Thirteen Weeks Ended
(In thousands except share and                   November 2, October 28,
per-share amounts)                                  1996        1995
						    ----        ----

Net sales.........................................$242,368    $267,772
Other income......................................   2,443         969
						  --------    --------
Total revenue..................................... 244,811     268,741
						  --------    --------
Cost of goods sold, buying and occupancy expenses. 188,181     227,481
Selling, general and administrative expenses......  58,921      79,423
Interest expense..................................   2,646         435
						  --------    --------
Total expenses.................................... 249,748     307,339
						  --------    --------
Loss before income taxes..........................  (4,937)    (38,598)
Income tax benefit................................  (1,333)    (13,892)
						  --------    --------
Net loss..........................................$ (3,604)   $(24,706)
						  ========    ========

Per-share data
Net loss..........................................  $ (.03)     $ (.24)
						    ======      ======

Weighted average number of common shares
   outstanding.................................105,312,121 103,066,745
					       =========== ===========


See Notes to Condensed Consolidated Financial Statements




















				    (3)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

						Thirty-nine Weeks Ended
(In thousands except share and                  November 2,  October 28,
per-share amounts)                                  1996         1995
						    ----         ----

Net sales.........................................$746,500     $780,562
Other income......................................   4,533        4,796
						  --------     --------
Total revenue..................................... 751,033      785,358
						  --------     --------
Cost of goods sold, buying and occupancy expenses. 576,904      621,989
Selling, general and administrative expenses...... 179,945      213,448
Interest expense..................................   7,140        1,455
						  --------     --------
Total expenses.................................... 763,989      836,892
						  --------     --------
Loss before income taxes.......................... (12,956)     (51,534)
Income tax benefit................................  (3,498)     (19,325)
						  --------     --------
Net loss..........................................$ (9,458)    $(32,209)
						  ========     ========

Per-share data
Net loss..........................................  $ (.09)      $ (.31)
						    ======       ======
Cash dividends....................................  $   --       $ .045
						    ======       ======

Weighted average number of common shares
   outstanding.................................105,280,068  102,996,909
					       ===========  ===========


See Notes to Condensed Consolidated Financial Statements


















				    (4)

		CHARMING SHOPPES, INC. AND SUBSIDIARIES

	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			       (Unaudited)

						 Thirty-nine Weeks Ended
						 November 2,  October 28,
(In thousands)                                       1996         1995
						     ----         ----
Operating activities
Net loss...........................................$ (9,458)   $(32,209)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization...................  32,015      37,020
   Amortization of deferred compensation expense...   2,567       1,478
   Gain on sale of available-for-sale securities...       0         (91)
   Changes in operating assets and liabilities:
      Income tax refund receivable.................  52,917           0
      Prepayments and other........................  13,388       6,499
      Merchandise inventories...................... (27,308)   (100,792)
      Accounts payable.............................  20,191      57,277
      Accrued expenses.............................   2,335     (14,737)
      Accrued restructuring expenses............... (17,437)          0
						   --------    --------
Net cash provided by (used in) operating activities  69,210     (45,555)
						   --------    --------
Investing activities
Investment in capital assets.......................  (7,699)    (24,926)
Proceeds from sales of capital assets..............   1,411           0
Proceeds from sales of
   available-for-sale securities...................  30,329     105,213
Gross purchases of available-for-sale securities...(109,264)    (20,001)
Decrease (Increase) in other assets................   4,478      (7,722)
						   --------    --------
Net cash provided by (used in) investing activities (80,745)     52,564
						   --------    --------
Financing activities
Proceeds from short-term borrowings................ 698,144           0
Reduction of short-term borrowings.................(698,144)          0
Proceeds from long-term borrowings................. 133,860           0
Reduction of long-term borrowings.................. (95,645)     (5,822)
Reduction of restricted cash.......................   7,000           0
Proceeds from exercise of stock options............   6,321         456
Dividends paid.....................................       0      (4,634)
						   --------    --------
Net cash provided by (used in) financing activities  51,536     (10,000)
						   --------    --------
Increase (decrease) in cash and cash equivalents...  40,001      (2,991)
Cash and cash equivalents, beginning of period.....  25,117      43,923
						   --------    --------
Cash and cash equivalents, end of period...........$ 65,118    $ 40,932
						   ========    ========


See Notes to Condensed Consolidated Financial Statements

				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of November 2, 1996, the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) neces-sary to present fairly the financial position at November 2, 1996 and the results of operations and cash flows for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Feb-ruary 3, 1996 annual report on Form 10-K. The results of operations for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the thirty-nine week period ended November 2, 1996, stock-holders' equity changed to reflect the following items: a net loss of $9,458,000; an increase in common stock and additional paid-in capital of $6,375,000 from the exercise of options for Common Stock; amortiza-tion of deferred compensation expense of $2,567,000; and unrealized gains on available-for-sale securities of $399,000 (net of income tax expense of $143,000).


3.  Net Loss Per Share

     Common Stock equivalents are not included in the weighted average shares outstanding for determining net loss per share for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 as the result would be anti-dilutive, except for the thirteen week period ended August 3, 1996, during which common stock equivalents were used to determine the net income per share.






				    (6)

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			       (Unaudited)



4.  Income Tax Refund

     During the thirty-nine week period ended November 2, 1996, the Company received a $56,726,000 income tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 term loan entered into in November 1995, the tax refund was used to reduce the amount of such term loan to $26,136,000. The average interest rate on the repaid debt at the time of repayment was approximately 11.2%. As a result of such pay-ment, a letter of credit in the amount of $22,000,000 issued under the Company's revolving credit facility as security for the payment of such refund was canceled and a $7,000,000 cash deposit in support of such letter of credit was released. As a result of the release of such cash deposit, the maximum availability under the revolving credit facility has been reduced from $157,000,000 to $150,000,000, subject to limita-tions based upon eligible inventory.

5.  Long-Term Debt

     On July 22, 1996, the Company completed a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, on or after July 15, 1999. Under certain circum-stances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes. Of the net proceeds received, $26,136,000 were used to repay the remainder of the Company's outstanding term loan entered into in November 1995 (see Note 4 above) and $9,488,000 were used to repay additional outstanding term loans.
The remaining net proceeds have been invested in cash-equivalent and available-for-sale securities.
















				    (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT DEVELOPMENTS

     During the current thirty-nine week period, the Company received a $56,726,000 income tax refund as a result of net operating loss carry-backs for taxes paid in prior years. The tax refund was used to reduce the Company's $82,862,000 term loan, entered into in November 1995, to $26,136,000. As a result of such payment, a $22,000,000 letter of cred-it issued under the Company's revolving credit facility as security for payment of the refund was canceled and a $7,000,000 cash deposit in sup-port of the letter of credit was released. As a result of the release of such cash deposit, the maximum availability under the revolving credit facility was reduced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.

     In July 1996, the Company completed a $138,000,000 public offering of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of the Company's Common Stock at $7.46 per share. The Notes are redeemable at the Company's option, on or after July 15, 1999. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest. There is no sinking fund for the Notes. Of the net proceeds received, $26,136,000 were used to repay the remainder of the Company's outstanding term loan entered into in November 1995 (see above) and $9,488,000 were used to repay additional outstanding term loans. The remaining net proceeds have been invested in cash-equivalent and available-for-sale securities.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, cer-tain items appearing in the Condensed Consolidated Statements of Income:

			  Thirteen Weeks Ended   Thirty-nine Weeks Ended
			 November 2, October 28, November 2, October 28,
			    1996        1995        1996         1995
			    ----        ----        ----         ----
Net sales................. 100.0%      100.0%      100.0%       100.0%
Cost of goods sold, buying
   and occupancy expenses.  77.6        85.0        77.3         79.7
Selling, general and
   administrative expenses  24.3        29.7        24.1         27.3
Interest expense..........   1.1          .2         1.0           .2
Income tax benefit........   (.5)       (5.2)        (.5)        (2.5)
Net loss..................  (1.5)       (9.2)       (1.3)        (4.1)





				    (8)

Implementation of New Business Strategy and Recent Restructuring

	Dorrit J. Bern joined the Company as President and Chief Executive Officer in September 1995. During the fourth quarter of the fiscal year ended February 3, 1996 ("Fiscal 1996"), Ms. Bern and her new management team began implementing a new business strategy in response to the Com-pany's declining sales productivity and profit performance. This strategy is aimed at enhancing sales productivity and improving finan-cial performance beginning in the fiscal year ending February 1, 1997 ("Fiscal 1997") through expansion of the variety of choices in its merchandise assortment, improvement in merchandise quality and implemen-tation of a more realistic value pricing strategy. In addition, the Company is expanding its merchandise assortment in previously underde-veloped products, such as career wear and dresses, and petite sizes are being offered for the first time. As part of this new business strat-egy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. Therefore, the Company, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its pur-chases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. The Company continues to use its overseas sourcing operation, which has been reor-ganized to support this strategic change, to procure basic low-risk commodity merchandise. This strategy has resulted in lower initial unit sales prices and higher unit costs of merchandise product. However, such effects have been offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, re-sulting in reduced inventory investment, in each case as compared to Fiscal 1996.

     During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The pri-mary components of the Restructuring Plan are (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign mer-chandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. The pre-tax operating loss for Fiscal 1996 for these 290 stores, exclusive of the restructuring charge and be-fore allocation of fixed overhead, was approximately $34,000,000. Given the Company's disappointing performance in Fiscal 1996 and the implemen-tation of its new business strategy, however, such operating loss is not indicative of future savings resulting from the closing of such stores.

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

				    (9)

     As of November 2, 1996 the Company had closed 258 stores as part of the Restructuring Plan discussed above. The remaining stores are ex-pected to be closed during the remainder of Fiscal 1997. As of November 2, 1996 approximately 2,050 store employees and 600 non-store employees have been terminated as a result of the Restructuring Plan, and approxi-mately 200 positions have been eliminated as a result of the Company's expense reduction initiative.


Thirteen Weeks Ended November 2, 1996 and October 28, 1995

     Net sales for the third quarter of Fiscal 1997 were $242,368,000, a 9.5% decrease from $267,772,000 for the corresponding period of Fiscal 1996. The decrease was primarily due to a reduction in the number of retail stores from 1,417 on October 28, 1995 to 1,168 on November 2, 1996 as a result of implementation of the Company's Restructuring Plan. Sales of stores closed since the third quarter of Fiscal 1996 equaled 15.5% of sales for the third quarter of Fiscal 1996. The Company, how-ever, experienced a 3.0% increase in the third quarter of Fiscal 1997 in comparable store sales (sales generated by stores in operation during the same weeks of each period) as compared to Fiscal 1996. The increase in comparable store sales was primarily attributable to increased sales of sportswear and dresses. In addition, Fiscal 1997 third quarter sales from new stores opened less than a full year equaled 2.3% of Fiscal 1996 third quarter sales.

     Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 7.4% in the third quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. Cost of goods sold as a percentage of sales decreased 4.6% as compared to the cor-responding period of Fiscal 1996. The Company continued to benefit from its value pricing strategy and improved merchandise assortment, as markdowns were significantly lower during the current quarter and a lar-ger percentage of sales were at the original selling price as compared to the corresponding period of Fiscal 1996. The benefit of the reduced markdowns was partially offset by higher average unit merchandise costs as a result of the shift of a portion of the Company's purchases to the domestic market (see "Implementation of New Business Strategy and Recent Restructuring" above). Results for the third quarter of Fiscal 1996 were negatively impacted by markdowns in connection with an inventory liquidation sale undertaken to stimulate sales. Buying and occupancy expenses expressed as a percentage of sales decreased 2.8% in the third quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. The decrease in buying and occupancy expenses was due to (i) the elimination of occupancy expenses in the 258 stores closed as part of the Restructuring Plan and (ii) savings achieved as part of the Com-pany's expense reduction initiative.

     Selling, general and administrative expenses expressed as a per-centage of sales decreased 5.4% in the third quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. This was primarily attributable to a reduction in personnel resulting from (i) the closing of 258 under-performing stores as part of the Company's Restructuring Plan and (ii) other reductions of sales and administrative personnel as




				    (10)
part of the Company's expense reduction initiative. Marketing expenses for the current quarter benefited from reduced promotional expenses as compared to the same quarter of the prior year. Promotional expenses for the current quarter were focused on media and direct mail adver-tising to the Company's core customer base. During the comparable quarter of Fiscal 1996, higher expenses were incurred to promote the Company's inventory liquidation sale. Selling expenses for the current quarter were adversely impacted by higher levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio.

     Interest expense for the third quarter of Fiscal 1997 increased from the corresponding period of Fiscal 1996 as a result of the Company's issuance in July 1996 of $138,000,000 of 7.5% Convertible Sub-ordinated Notes in a public offering (see "Recent Developments" above).

     The income tax benefit for the third quarter of Fiscal 1997 was 27% of the Company's pre-tax loss, as compared to a benefit of 36% of the pre-tax loss for the third quarter of Fiscal 1996.


Thirty-nine Weeks Ended November 2, 1996 and October 28, 1995

     Net sales for the first three quarters of Fiscal 1997 were $746,500,000, a 4.4% decrease from $780,562,000 for the corresponding period of Fiscal 1996. The decrease was primarily due to the reduction in the number of retail stores as a result of implementation of the
Company's  Restructuring  Plan.   Sales of stores closed since the third
quarter of Fiscal 1996 equaled 12.7% of sales for the first three quar-ters of Fiscal 1996. Comparable store sales, however, increased 5.2% in the first three quarters of Fiscal 1997 as compared to Fiscal 1996. In addition, sales for the first three quarters of Fiscal 1997 from new stores opened since the third quarter of Fiscal 1996 equaled 2.9% of sales for the first three quarters of Fiscal 1996.

     Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 2.4% in the first three quarters of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. Cost of goods sold expressed as a percentage of sales increased 0.3% in the first three quarters of Fiscal 1997 as compared to the same period of Fiscal 1996. The increase in cost of goods sold was due to (i) higher retail markdowns on merchandise purchased prior to implementation of the Company's new merchandise strategy and (ii) higher merchandise costs as a result of the shift of a portion of the Company's purchases to the domestic market (see "Implementation of New Business Strategy and Recent
Restructuring"  above).   This increase in costs was partially offset by
the Company's change to a realistic value pricing strategy, which re-sulted in a reduction in retail markdowns on merchandise purchased under the new merchandise strategy. Results for the first three quarters of Fiscal 1996 were negatively impacted by markdowns in connection with the inventory liquidation sale undertaken during the third quarter of Fiscal 1996. Buying and occupancy expenses for the first three quarters of Fiscal 1997 decreased 2.7% as a percentage of sales as compared to the first three quarters of Fiscal 1996 as a result of (i) the elimination of occupancy expenses in the 258 stores closed as part of the Restruc-turing Plan and (ii) savings achieved as part of the Company's expense reduction initiative.


				    (11)

     Selling, general and administrative expenses expressed as a per-centage of sales decreased 3.2% in the first three quarters of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. This decrease was primarily attributable to a reduction in personnel result-ing from (i) the closing of 258 under-performing stores as part of the Company's Restructuring Plan and (ii) other reductions of sales and administrative personnel as part of the Company's expense reduction ini-tiative. Selling expenses for the first three quarters of Fiscal 1997 were adversely impacted by higher levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio. Marketing expenses for the first three quarters of Fiscal 1996 were negatively affected by expenses incurred during the third quarter to promote the Company's inventory liquidation sale.

     Interest expense increased in the first three quarters of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. The in-crease resulted from (i) renegotiation of the terms of certain of the Company's outstanding liabilities and the resulting increase in long-term debt in the fourth quarter of Fiscal 1996 and (ii) the Company's issuance in July 1996 of $138,000,000 of 7.5% Convertible Subordinated Notes in a public offering.

     The income tax benefit for the first three quarters of Fiscal 1997 was 27% of the Company's pre-tax loss, as compared to a benefit of 37.5% of the pre-tax loss for the first three quarters of Fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements and (iii) a revolving credit facility. In addition, during the current year the company completed a public offering of $138,000,000 of 7.5% Convertible Subordinated Notes due 2006. The net proceeds of the offering to the Company, after underwriting discounts and commis-sions, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of the Company's Common Stock at $7.46 per share. The Notes are redeemable at the Company's option, on or after July 15, 1999. Under certain circumstances involving a change of con-trol of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest. There is no sinking fund for the Notes. Of the net proceeds received, $35,624,000 were used to repay outstanding term loans. The remaining proceeds have been invested in cash-equivalent and available-for-sale securities. At November 2, 1996, the Company had working capital of $254,442,000 as compared to $199,457,000 at February 3, 1996. Working capital at November 2, 1996 includes $65,118,000 of cash and cash equivalents, compared to cash and cash equivalents of $25,117,000 at February 3, 1996. The ratio of cur-rent assets to current liabilities was 2.7 to 1 at November 2, 1996 and
2.0 to 1 at February 3, 1996.







				   (12)

     Net cash provided by operating activities was $69,210,000 for the first three quarters of Fiscal 1997 as compared to net cash used in operating activities of $45,555,000 for the corresponding period of Fis-cal 1996. The primary reasons for the $114,765,000 increase in cash provided from operations were (i) receipt of an income tax refund of $56,726,000 (see "Recent Developments" above), (ii) a decrease of $36,398,000 in the Company's investment in merchandise inventories, net of accounts payable, (iii) a decrease of $22,751,000 in the Company's net loss, (iv) an increase of $17,072,000 in accrued expenses and (v) a decrease of $6,889,000 in prepayments and other current assets. These increases in cash provided from operations were partially offset by (i) a decrease of $17,437,000 in accrued restructuring expenses, (ii) a decrease of $5,005,000 in depreciation and amortization and (iii) other net decreases of $2,629,000.

     In November 1995, the Company entered into an agreement with a com-mercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. As described above under "Recent Developments," the maximum availability under such facility, following receipt of the Com-pany's $56,726,000 tax refund and release of a $7,000,000 cash deposit with the commercial finance company in May 1996, was reduced to $150,000,000. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, cash, mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, rights to mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and certain other Company assets. As of November 2, 1996 the availability under this facility was approxi-mately $119,928,000, against which the Company had outstanding letters of credit of $34,856,000. There were no cash borrowings outstanding under this agreement as of November 2, 1996. This agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     In November 1995, the Company renegotiated portions of existing trade obligations. As a result, $82,862,000 of trade acceptances which had been recorded as accounts payable were converted into a term loan. The loan was scheduled to mature on June 1, 1998. The Company's $56,726,000 tax refund received in May 1996 and a portion of the net proceeds of the public offering of Subordinated Convertible Notes re-ceived in July 1996 were used to repay this term loan. Additionally, in November 1995 the Company renegotiated an outstanding $9,488,000 term loan which carried an interest rate of 11.8%. This loan was also repaid in July 1996 from a portion of the net proceeds of the public offering.

     Capital expenditures of $7,699,000 during the first three quarters of Fiscal 1997 were primarily for the fixturing of existing retail stores. The capital required for these expenditures was partially provided through short-term borrowings.

     As of November 2, 1996 the Company had approximately $2,546,000 of accrued, unpaid restructuring costs, of which $1,376,000 relate to sev-erance benefits. These costs are included in current liabilities.



				   (13)

     The Company paid no dividends during the first three quarters of Fiscal 1997 as compared to $4,634,000 during the corresponding period of Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires the Company to refrain from paying dividends on its Common Stock during the term of such agreements.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future oper-ations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking state-ments regarding the Company's expectations of future performance following implementation of its new business strategy, recent restruc-turing and expense reduction initiative and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding store openings and closings, for-eign sourcing operations, capital requirements, and other matters. Such forward-looking statements are subject to various risks and uncertain-ties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to implement its new business strategy, the success of the Company's Restructuring Plan and expense reduction initiative and the Company's ability to retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Com-mission, including the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.























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


(b)     Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter end-ed November 2, 1996.



























				   (15)
PAGE <18>
			      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   ----------------------------------
				   (Registrant)


Date:   December 12, 1996          /S/ DORRIT J. BERN
	-----------------          ----------------------------------
				   Dorrit J. Bern -- President
				   (Chief Executive Officer)

Date:   December 12, 1996          /S/ ERIC M. SPECTER
	-----------------          ----------------------------------
				   Eric M. Specter -- Vice President
				   (Chief Financial Officer)

































				   (16)