Form 10-K405
period 1997-02-01
CHARMING SHOPPES INC
filed 1997-04-28
CIK 19353

                                 UNITED STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.   20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     February 1, 1997
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to ________________

Commission file number  0-7258
_____________________________________________________________________________

                            CHARMING SHOPPES, INC.
           (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                            23-1721355
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

450 Winks Lane, Bensalem, Pennsylvania                             19020
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (215) 245-9100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock (par value $.10 per share)
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    (X)  YES      ( )  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K                 (X)

As of March 27, 1997, 105,693,941 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on March 27, 1997), held by non-affiliates was approximately $591 million.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this annual report.

                          CHARMING SHOPPES, INC.
                       1997 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS

                                 PART I

Item 1   Business
      General...........................................................  1
      Merchandising and Marketing.......................................  3
      Purchasing........................................................  4
      Distribution......................................................  5
      Stores............................................................  5
      Store Management and Employees....................................  6
      Trademarks and Servicemarks.......................................  6
      Cautionary Statement for Purposes of the "Safe Harbor" Provisions
      of the Private Securities Litigation Reform Act of 1995...........  6

Item 2   Properties.....................................................  7

Item 3   Legal Proceedings..............................................  8

Item 4   Submission of Matters to a Vote of Security Holders............  8

Item 4a  Executive Officers of the Registrant...........................  8

                                   PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholders'
         Matters........................................................ 10

Item 6   Selected Financial Data........................................ 11

Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................... 12

Item 8   Financial Statements and Supplementary Data.................... 20

Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure........................................... 40

                                 PART III

Item 10  Directors and Executive Officers of the Registrant............. 41

Item 11  Executive Compensation......................................... 41

Item 12  Security Ownership of Certain Beneficial Owners and Management. 41

Item 13  Certain Relationships and Related Transactions................. 41

                                 PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K 42

                                   PART I


Item 1.  Business

General

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates through its subsidiary corporations 1,134 women's specialty apparel stores in 43 states (as of February 1, 1997), the substantial majority of which are located in the Northeast quadrant of the United States. Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly-owned subsidiaries. The Company's 1,073 "Fashion Bug" stores specialize in selling, at moderate and popular prices, a wide variety of junior, misses, large-size and girls size sportswear, dresses, coats, lingerie, accessories and casual footwear. The Company's 61 "Fashion Bug Plus" stores specialize in similar merchandise for the large-size customer. The Company also has a selection of petite women's apparel in certain Fashion Bug stores. An assortment of casual men's apparel and accessories is also available in most Fashion Bug stores. The Company's stores sell both brand-name merchandise and specially manufactured garments under one of the Company's private labels.

In response to the Company's declining sales productivity and profit performance, commencing in the third quarter of the year ended February 3, 1996 ("Fiscal 1996"), the Company made significant changes in its management, with Dorrit J. Bern joining the Company as President and Chief Executive Officer in September 1995. Ms. Bern had been employed by Sears, Roebuck & Co. ("Sears") since 1987 and had most recently held the position of Group Vice President for Women's Apparel and Home Fashions at Sears. Ms. Bern was instrumental in the creation and execution of the women's apparel strategy at Sears. In addition to Ms. Bern, the Company is led by new senior merchandising executives, a newly appointed Chief Financial Officer and a new Executive Vice President of Sourcing. Under the direction of Ms. Bern and her new management team, during the fourth quarter of Fiscal 1996 management redesigned many aspects of the Company's business strategy: merchandising, marketing, purchasing, distribution and financial. This new strategy was aimed at enhancing sales productivity and improving financial performance commencing in the fiscal year ending February 1, 1997 ("Fiscal 1997").

As part of this new business strategy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. The Company has responded to the needs of its customers by expanding the variety of choices in its merchandise assortment. In addition, the Company expanded its merchandise assortment in previously underdeveloped products such as career wear and dresses, and petite sizes were offered for the first time. Product assortments have been tailored to the demographics of an area, and merchandise will be available for six distinct seasons -- spring, summer, transitional, fall, holiday and transitional -- rather than two seasons as in the past. In addition, the Company has raised its quality standards with respect to merchandise fabrication, construction and fit. More realistic value pricing is also part of the new business strategy. In addition, advertising expenditures have been shifted from in-store promotions to radio and newspaper advertising, and management has been actively utilizing targeted direct mail advertising to its list of approximately 2,700,000 active proprietary credit card customers.

As a result of management's increased focus on meeting the demands of its primary customer, the Company, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its purchases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. While overseas sourcing resulted in lower product cost and increased initial markups, six to twelve month lead times were generally required to procure merchandise. Use of the domestic market allows the Company to make purchase decisions generally with two to four month lead times, and quickly replenish merchandise inventory as necessary (generally with one- to two-month lead times). The Company continues to use its overseas sourcing operation, which has been reorganized to support this strategic change, to procure basic low-risk commodity merchandise which generally requires three- to eight-month lead times.

The Company's new merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise, thereby enabling the stores to offer fresh product assortments on a regular basis. Such changes and enhancements have reduced the expense of outside storage facilities and decreased borrowing costs incurred in connection with merchandise procurement.

This strategy has resulted in lower initial unit sales prices and higher unit costs of merchandise product. However, these effects were offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and (iii) enhanced inventory management flexibility, resulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, this strategic change was not fully implemented until the latter half of Fiscal 1997.

The new business strategy complements the Company's existing real estate strategy, which is focused on locating stores in strip shopping centers primarily in the Northeast quadrant of the United States. As of the end of Fiscal 1997 approximately eighty-one percent of the Company's stores were located in strip shopping centers. The Company believes that its customers visit strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls. The Company's Fashion Bug stores average 9,700 square feet in size.

During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The primary components of the Restructuring Plan, which was completed during Fiscal 1997, were (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign merchandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. The pre-tax operating loss for Fiscal 1996 for these 290 stores, exclusive of the restructuring charge and before allocation of fixed overhead, was approximately $34,000,000. Given the Company's disappointing performance in Fiscal 1996 and the implementation of its new business strategy, however, such operating loss is not indicative of future savings resulting from the closing of such stores. There have been no material changes in the Company's Restructuring Plan as previously announced or in the estimates of charges accrued with respect to the Restructuring Plan as of the end of Fiscal 1996. The Company also implemented an expense reduction initiative to further reduce operating costs. The primary components of this initiative were (i) the further reduction of distribution, merchandising and administrative personnel, (ii) the renegotiation of store lease obligations and (iii) the reduction of various other overhead costs.
The Restructuring Plan and the further expense reduction initiative have resulted in a workforce reduction of approximately 2,300 store employees and 800 non-store employees.

In addition, the Company furthered its financial restructuring during Fiscal 1997 as a result of (i) the receipt of a $56,726,000 refund of income taxes receivable, the proceeds of which were used to repay a portion of the Company's existing term loans and (ii) the completion of a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006, the proceeds of which were partially used to pay the remainder of such term loans. The remaining proceeds from the Notes have been invested in cash-equivalent and available-for-sale securities. The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory.

Merchandising and Marketing

The Company has implemented a new merchandise strategy which increases the variety of choices in its merchandise assortment. The Company now utilizes domestic fashion market guidance, fashion advisory services and in-store testing to determine the optimal product assortment for its customer base. Management believes that this has resulted in a higher degree of accuracy in predicting consumer preferences while reducing the Company's inventory investment and risk. The purpose of this new strategy is to enable the Company to provide merchandise assortments to meet its customers' preferences.

In addition, the Company has expanded its merchandise assortment in previously underdeveloped products such as career wear and dresses, and petite sizes were offered for the first time. Product assortments have been tailored to the demographics of an area, and merchandise will be available for six distinct seasons -- spring, summer, transitional, fall, holiday and transitional -- rather than two seasons as in the past. In addition, the Company has raised its quality standards with respect to merchandise fabrication, construction and fit. In addition, the Company has begun to redefine its merchandise assortments to reflect the needs and demands of diverse customer groups. The Company has distribution systems in place whereby stores which are identified as having certain customer profiles can be merchandised with products specifically targeted to such customers. In addition, the Company has improved inventory turnover by better managing the inventory receipt flow of seasonal merchandise to its stores across all geographic regions. Further, the Company has addressed the different lifestyle needs of its customers with respect to fashion by varying the depth and assortments of career and casual merchandise.

A new realistic value pricing strategy has been implemented which reduces the initial price markup of fashion merchandise in order to increase the percentage of sales at the ticketed price. Management believes this new strategy has resulted in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. The Company expects to continue to achieve a higher initial markup in the basic low-risk commodity merchandise that is purchased through its overseas sourcing operation.

The Company continues to be promotionally oriented. In accordance with its new strategy, advertising expenditures have been shifted from in-store promotions to radio and newspaper advertising, and management has actively utilized targeted direct mail advertising to its list of approximately 2,700,000 active proprietary credit card customers. In addition, the Company is exploring alternative forms of advertising such as national magazine advertising and selected television advertising vehicles. Pricing policies, displays, store promotions, and convenient store hours are also used to attract customers. With the planning and guidance of specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

As a result of management's increased focus on meeting the demands of its primary customer, the Company has shifted a significant portion of its purchases to the domestic market. This allows management to decrease lead times and respond more quickly to current fashion trends. Use of the domestic market allows the Company to make purchase decisions generally with two to four month lead times, and quickly replenish merchandise inventory as necessary (generally with one to two month lead times). In previous years, the Company had placed an increasing reliance on its ability to develop and dictate fashion trends to its customers. During Fiscal 1996, over 70% of its merchandise was developed in-house by product developers who would research fabric and fashion trends in order to predict consumer preferences and demand. These products were then purchased primarily from overseas resources (see "Purchasing") which generally required lead times of six to twelve months in advance of the selling season. A higher initial markup was achieved on the products purchased overseas, but because foreign sourcing required such lengthy lead times, the Company was unable to react quickly to changes in fashion trends. Further, the Company had narrowed the assortment of its merchandise, and the customer did not respond favorably to the Company's selections. These factors led to large price reductions and losses in Fiscal 1996. The Company continues to use its overseas sourcing operation, which has been reorganized to support this strategic change, to procure basic low-risk commodity merchandise which generally requires three to eight month lead times. In Fiscal 1997, approximately 70% of merchandise was purchased in the domestic market with the remainder being developed by the Company's sourcing organization.

The retail sale of women's apparel is a highly competitive business with numerous competitors, including moderate price department stores, discount department stores and other low- to moderate-price specialty apparel stores. The Company cannot estimate the number of competitors or its relative competitive position, due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display and price, as well as store location, design, advertising and promotion and personalized service to the customers.

The Company experiences a normal seasonal sales pattern for the retail apparel industry, with its peak sales occurring during the Christmas season and other, less significant, increases around Easter and Labor Day. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 1997, as a percent of total sales, were 23.4%, 26.2%, 23.8% and 26.6%, respectively.

The Company encourages sales on its proprietary credit card. The proprietary credit program has approximately 2,700,000 active accounts which accounted for 38% of retail sales in Fiscal 1997. The Company believes that the credit card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for targeted direct mail promotion and encouraging incremental sales. The Company controls and services its entire proprietary credit card file, and has entered into various agreements whereby it securitizes and sells all of these receivables. In each securitization, the receivables are transferred to a trust which issues certificates representing ownership interests in the trust.

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

The Company does not own or operate any significant manufacturing facilities. During Fiscal 1997, the Company purchased merchandise from approximately 1,000 suppliers, none of which accounted for more than 5% of its purchases. The shift in the Company's merchandising strategy toward greater reliance on the domestic market has resulted in an increase in the size of the Company's vendor base. As a result of the Company's merchandise strategy of shifting to the domestic market, the Company's wholly-owned contracting and buying offices, headquartered in Hong Kong, have been reorganized. The Company has also reduced the size and scope of this office's operation. After the completion of this reorganization in the middle of Fiscal 1997, the Company's Hong Kong office conducted its sourcing operations in 17 countries while maintaining satellite offices in 3 of these countries. For Fiscal 1998, the Hong Kong office is expected to manage the procurement of approximately 20% of the Company's merchandise purchases.

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

The majority of merchandise purchased by the Company is received at these centers, where it is prepared for distribution to the stores. The functions performed at these central facilities include quality control inspection, receiving, ticketing, packing and shipping. The Company's automated sortation systems in both distribution centers enhance the flow of merchandise from receipt to shipment. Shipments to each store are made by trucks operated principally by common carriers. The Company utilizes a computerized automated distribution model which enhances the efficiency of the distribution department and enables that department to build various customer profiles into each store's plan to determine not only the number of units, but also the type of unit to be distributed to each store.

The Company's new merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise, thereby enabling the stores to offer fresh product assortments on a regular basis. Such changes and enhancements have reduced the expense of outside storage facilities, and decreased borrowing costs incurred in connection with merchandise procurement.

Stores

The Company's 1,134 stores, as of February 1, 1997, are primarily located in suburban areas and small towns. Approximately eighty-one percent of these stores are located in strip shopping centers, while the balance are located in community and regional malls. Typically, stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.

The "Fashion Bug" stores range in size, generally, from 5,000 square feet to 15,000 square feet, averaging approximately 9,700 square feet. The "Fashion Bug Plus" stores range in size, generally, from 3,000 square feet to 5,000 square feet, averaging approximately 4,000 square feet. During the fourth quarter of Fiscal 1996, the Company announced that it would close 290 of its under-performing "Fashion Bug" and "Fashion Bug Plus" stores as part of its Restructuring Plan. As of the end of Fiscal 1997, 294 stores were closed. Total leased space decreased to 10,650,000 square feet as of the end of

Fiscal 1997, from 12,238,000 square feet as of the end of Fiscal 1996, a 13% decrease. The Company intends to open approximately 25 new stores during Fiscal 1998. The Company's store expansion over the past five fiscal years is set forth in the following table:

                                           Fiscal Year Ended
                               Feb. 1,  Feb. 3,  Jan. 28, Jan. 29, Jan. 30,
                                  1997     1996      1995     1994     1993
----------------------------------------------------------------------------
Number of Stores
Open at beginning of period      1,301    1,428     1,333    1,220    1,137
Opened during period                 5       47       126      157      129
Closed or combined during period  (172)    (174)      (31)     (44)     (46)
----------------------------------------------------------------------------
                                 1,134    1,301     1,428    1,333    1,220
----------------------------------------------------------------------------
Store Type
Fashion Bug                      1,073    1,234     1,346   1,248     1,116
Fashion Bug Plus                    61       67        82      85       104
----------------------------------------------------------------------------
                                 1,134    1,301     1,428   1,333     1,220
----------------------------------------------------------------------------

Store Management and Employees

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager who are in daily operational control. The Company has 103 district managers who travel to all stores in their district on a frequent basis, to supervise store operations, each having responsibility for an average of approximately 12 stores. The district managers are supervised by 12 regional managers who report to the Director of Stores. Generally, store managers are appointed from the group of assistant managers, and district managers are appointed from the group of existing store managers. The Company's policy is to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling and reporting through point-of-sale terminals. As of the end of Fiscal 1997, the Company employed approximately 12,100 people, approximately 6,200 of whom were employed on a part-time basis. In addition, a number of temporary employees are hired during the Christmas season.

Trademarks and Servicemarks

"Fashion Bug" (R), "Fashion Bug Plus" (R), "Glitter" (R), "Maggie Lawrence"
(R), "Stefano" (R), "L.A. Blues" (R), and several other trademarks and servicemarks of lesser importance to the Company have been registered with the United States Patent and Trademark Office and in other countries.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company has made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, performance and financial condition. This report includes, in particular, forward-looking statements regarding the Company's expectations of future performance following implementation of its new business strategy, recent restructuring and expense reduction initiative and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding store openings and closings, foreign sourcing operations, capital requirements, and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.

Ability to Implement New Business Strategy

As described above (see "Business -- General"), under the direction of Dorrit
J. Bern and her new management team, a new business strategy was implemented in response to the Company's declining sales productivity and profit performance. The Company's future results and financial condition are dependent on the successful implementation of this new business strategy. While the Company believes that this strategy will enable it to improve its financial results, there can be no assurance that this new strategy will be successful, that the anticipated benefits of this new strategy will be realized, that management will be able to implement such strategy on a timely basis, that the Company will return to profitability levels experienced prior to Fiscal 1996 or that losses will not continue in the future.

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

Actual results could also differ materially from those currently anticipated due to (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) an increase in Federal (or State) Minimum Wage, (v) an acceleration in the rate of business failures in the retail industry, (vi) the loss of certain or all of the collateral pledged under the Company's credit facilities, (vii) the availability and/or cost of receivables securitization arrangements, (viii) an increase in the rate of bad debt expense among the Company's proprietary credit card customers, (ix) the risks attendant to the sourcing of the Company's merchandise needs abroad, including China's assumption of control of Hong Kong in 1997, exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping or increased costs of transportation, (x) the availability and cost of external financing, (xi) competitive pressures, and (xii) the imposition of more onerous payment terms for merchandise purchases. In addition, the market price of the Company's Common Stock, which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to quarter-to-quarter variations in the Company's revenues and earnings, variations in monthly sales figures, and general stock market volatility unrelated to the Company's operating performance.


Item 2.  Properties

The Company leases all store premises, with the exception of 6 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on sales performance and payment of real estate taxes and common area charges. From the fourth quarter of Fiscal 1996 through the end of Fiscal 1997, the Company closed 294 stores as part of its Restructuring Plan. The Company has either entered into termination agreements or has accrued for the remaining lease liability.

With respect to leased stores open as of February 1, 1997, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                 Number
                              of Leases
               Period          Expiring
               ------         ---------
               1997                  11
               1998 - 2002           61
               2003 - 2007          126
               2008 - 2012          211
               2013 - 2017          193
               2018 - 2041          532

The Company owns offices and an approximately 515,000 square foot distribution center in Bensalem, Pennsylvania and a 525,000 square foot distribution center in Greencastle, Indiana (see "Item 1. Business - Distribution" above).

The Company owns approximately 22 acres in two parcels across the street from the Company's offices and distribution center in Bensalem, Pennsylvania. This 22-acre tract contains a 110,000 square foot office building which houses the Company's data processing facility and additional administrative offices. Spirit of America National Bank, a wholly-owned subsidiary of the Company, which is the Company's proprietary credit card bank, occupies 15,000 square feet of leased office space in Milford, Ohio. The Company owns or leases a total of 74,000 square feet of office and warehouse space in Hong Kong.


Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Item 4a.  Executive Officers of the Registrant

The following list contains certain information relative to Executive Officers of the Company as of April 22, 1997. There are no family relationships among any Executive Officers. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during June 1997, or until their successors are duly elected and qualified.

Dorrit J. Bern, 46, has served as Chairman of the Board of Directors since January 1997. Prior to that, she served as Vice Chairman of the Board of Directors since September 1995. She has also served as President and Chief Executive Officer since September 1995. Prior to that, she served as Group Vice President of Women's Apparel and Home Fashions at Sears, Roebuck & Co. from December 1993 to August 1995. She also served at Sears, Roebuck & Co. as Category Vice President of Women's Apparel from December 1992 to December 1993 and as Divisional Vice President of Misses and Junior Sportswear, Dresses, Outerwear, Petite and Large Size Sportswear and Dresses, and Maternity from 1987 to December 1992. Ms. Bern's term as a Director expires in 1999.

Anthony A. DeSabato, 48, has served as Executive Vice President and Corporate Director of Human Resources for more than five years.

Eric M. Specter, 39, has served as Executive Vice President - Chief Financial Officer since January 1997. Prior to that he served as Vice President - Chief Financial Officer since December 1995. Prior to that, he served as Vice President - Corporate Controller for more than five years.

Colin D. Stern, 48, has served as Executive Vice President and General Counsel for more than five years.

Elizabeth Williams, 43, has served as Executive Vice President - Merchandising since October 1995. Prior to that, she served as Divisional Vice President - Misses Sportswear and Special Sizes at Sears, Roebuck & Co. from February 1994 to October 1995 and as Divisional Merchandise Manager from August 1990 to February 1994.

Erna Zint, 53, has served as Executive Vice President - Sourcing since January 1996. Prior to that, she served as Corporate Vice President - Southeast Asia Operations for Leslie Fay Companies, Inc. from December 1990 to December 1995.

Bernard Brodsky, 57, has served as Vice President, Treasurer and Secretary for more than five years.

Jon A. Goldberg, 37, has served as Vice President - Corporate Controller since December 1995. Prior to that, he served as Vice President - Retail Controller from May 1995 to December 1995 and as Retail Controller from August 1990 to May 1995.

Dwight L. Klingenberg, 51, has served as Vice President - Chief Administrative Officer since June 1996. Prior to that he served as Vice President with the Marshalls division of Melville Corporation from July 1995 until April 1996 and as Assistant Corporate Controller of the Melville Corporation from 1993 until July 1995. Prior to that, he served as Vice President -- Chief Financial Officer of the Bob's Stores division of Melville Corporation from 1991 until 1993.

Terry G. Pritikin, 48, has served as Vice President - Director of Stores since November 1994. Prior to that, he served as President of Retail Specialty, Tommy Hilfiger, USA, from March 1994 until November 1994 and as Executive Vice President of Stores with the Lerner Division of The Limited, Inc. from May 1988 to March 1994.

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

                        Fiscal 1997        Fiscal 1996     Dividends Per Share
                       High      Low      High      Low    1996           1995
      ------------------------------------------------------------------------
      1st Quarter    $6 9/16   $3        $6 5/8     $5       --        $ .0225
      2nd Quarter     8 1/4     6 1/8     5 3/8      3 7/8   --          .0225
      3rd Quarter     7 3/4     4 1/2     5 5/8      2 1/4   --             --
      4th Quarter     5 9/16    4 7/16    3 1/2      2 1/8   --             --

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

(c)   Approximate Number of Holders of Common Stock:

      The approximate number of holders of record of the Company's Common Stock as of March 27, 1997, was 3,000. This number excludes individual stockholders holding stock under nominee security position listings.

(d)   Recent Sales of Unregistered Securities

      During the quarter ended February 1, 1997, the Company issued 73 shares of its Common Stock, $.10 par value. The shares were issued on various dates to employees of the Company under the terms of the Company's Restricted Stock Award Plan for Associates. No consideration was received for the shares, which were issued as bonus awards to the employees. The aggregate fair market value of the shares on the dates of issue was $339.63.

      The issuance and delivery of the 73 shares of Common Stock under the Restricted Stock Plan for Associates need not be registered under the Securities Act of 1933, as amended (the "1933 Act") because it was a bonus grant of Restricted Stock under an employee benefit plan, and, therefore, did not involve an "offer" or "sale" of securities under
      Section 2(3) of the 1933 Act.

Item 6.  Selected Financial Data

The following table presents selected financial data for the Company for each of the five fiscal years ended as of January 30, 1993 through February 1, 1997. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K.

		   CHARMING SHOPPES, INC. AND SUBSIDIARIES
			FIVE-YEAR COMPARATIVE SUMMARY
(in thousands                                  Year Ended
except per share    February 1,  February 3,  January 28, January 29, January 30,
amounts)                   1997       1996(1)        1995        1994        1993
---------------------------------------------------------------------------------
-
Net sales            $1,016,297   $1,102,384   $1,272,693  $1,254,122  $1,178,714
Restructuring charge          0      103,000(2)         0           0           0
Income (loss) before
  cumulative effect
  of accounting
  change                 (7,237)    (139,241)      44,689      75,765(3)   81,127
Income (loss) per
  share before
  cumulative effect
  of accounting
  change                   (.07)       (1.35)         .42         .70(3)      .75
Cash dividends per
  common share              .00(4)      .045(4)       .09         .09         .08

At year end:
Total assets          $ 710,397    $ 681,746    $ 840,809   $ 829,233   $ 737,251
Current portion -
  Long-term debt             16       57,691        5,002       5,005       4,828
Long-term debt          138,128       38,102       17,298      22,298      26,246
Working capital         224,144      199,457      191,815     181,906     200,083
Stockholders' equity    421,035      419,029      558,822     522,100     445,309

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concerning the Company's operations, performance and financial condition including, in particular, forward-looking statements regarding the Company's expectations of future performance following implementation of its new business strategy, recent restructuring and expense reduction initiative, and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding store openings and closings, foreign sourcing operations, capital requirements and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors identified in "Part 1,
Item 1 -- Business: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" of this Annual Report on Form 10-K, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Financial Summary

The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                        Percentage Increase
                                                             (Decrease)
                        Percentage of Net Sales           From Prior Year
                        Fiscal   Fiscal   Fiscal         Fiscal       Fiscal
                          1997     1996     1995      1997-1996    1996-1995
----------------------------------------------------------------------------
Net sales               100.0%   100.0%   100.0%         (7.8)%      (13.4)%
Cost of goods sold,
  buying and occupancy   77.0     83.2     73.2         (14.7)        (1.6)
Selling, general and
  administrative         23.8     27.1     22.4         (19.3)         5.0
Restructuring charge       --      9.3       --            **           **
Interest                  0.9      0.3      0.2         161.3         59.1
Income tax (benefit)
  expense                (0.3)    (6.9)     1.4            **           **
Net income (loss)        (0.7)   (12.6)     3.5            **           **

**  Not meaningful

Implementation of New Business Strategy and Restructuring Plan

Under the leadership of Dorrit J. Bern, the Company's Chairman of the Board, President and Chief Executive Officer, during the fiscal year ended February 1, 1997 ("Fiscal 1997"), the Company continued with the implementation of its new business strategy, which was initiated during the fourth quarter of the fiscal year ended February 3, 1996 ("Fiscal 1996"). This strategy was established in response to the Company's declining sales productivity and profit performance. The Company has expanded the variety of choices in its merchandise assortment, improved its merchandise quality and implemented a more realistic value pricing strategy. In addition, the Company has expanded its merchandise assortment in previously underdeveloped products, such as career wear and dresses, junior sportswear and petite sizes, which were offered for the first time. As part of this new business strategy, management has placed increased focus on meeting the demands of its primary customers. Such customers are generally in the 20- to 45- year-old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. Therefore, the Company, which had previously placed heavy reliance on internally developed product sourced overseas, has shifted a significant portion of its purchases to the domestic market, allowing management to decrease lead times and respond more quickly to current fashion trends. The Company continues to use its overseas sourcing operation, which has been reorganized to support this strategic change, to procure basic low-risk commodity merchandise. This strategy has resulted in lower initial unit sales prices and higher unit costs of merchandise product. However, these effects were offset by (i) a reduced need for aggressive price promotions, resulting in improved gross margins, (ii) increased sales productivity and
(iii) enhanced inventory management flexibility, resulting in reduced inventory investment, in each case as compared to Fiscal 1996. Due to purchase commitments made by the Company in Fiscal 1996 for planned sales in Fiscal 1997, this strategic change was not fully implemented until the latter half of Fiscal 1997.

During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved a restructuring plan (the "Restructuring Plan") to support the Company's new business strategy. The Restructuring Plan resulted in a fourth quarter pre-tax charge of $103,000,000. The primary components of the Restructuring Plan were (i) the planned closing through Fiscal 1997 of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, (ii) the reorganization and reduction of foreign merchandise sourcing operations discussed above and (iii) reductions in corporate support operations which were not necessary to support the Company's new business strategy. During Fiscal 1997, the Company completed the restructuring, which resulted in the closing of 294 retail stores in addition to the reorganization of both foreign and corporate support operations. There have been no material changes in the Company's Restructuring Plan as previously announced or in the estimates of charges accrued with respect to the Restructuring Plan as of the end of Fiscal 1996. The Company has also implemented an expense reduction initiative to further reduce operating costs. The primary components of this initiative are
(i) the further reduction of distribution, merchandising and administrative personnel, (ii) the renegotiation of store lease obligations and (iii) the reduction of various other overhead costs. The Restructuring Plan and the further expense reduction initiative resulted in a workforce reduction of approximately 2,300 store employees and 800 non-store employees.

During the second quarter of Fiscal 1997, the Company repaid term loans in the aggregate principal amount of $92,350,000 which were finalized during the fourth quarter of Fiscal 1996 as part its financial restructuring. These loans were repaid from the proceeds of a $56,726,000 income tax refund and from $35,624,000 of the proceeds from the Company's public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006, which was completed during July 1996. The remaining net proceeds from the Notes have been invested in cash-equivalent and available-for-sale securities.

Net Sales

Net sales for Fiscal 1997 totaled $1,016,297,000, a 7.8% decrease from $1,102,384,000 for Fiscal 1996. The primary reason for this decrease was a reduction of 12.5% from Fiscal 1996 sales as a result of stores closed through Fiscal 1997. The Company experienced a 4.5% increase in Fiscal 1997 from Fiscal 1996 in comparable store sales (sales generated by stores in operation during the same weeks of each period). In addition, sales from new stores open less than a full year equaled 2.2% of Fiscal 1996 sales; and, an additional week of sales in Fiscal 1996 equaled 1.5% of Fiscal 1997 sales.
The number of retail stores decreased from 1,301 as of February 3, 1996 to 1,134 as of February 1, 1997.

Sales for the fourth quarter of Fiscal 1997 totaled $269,797,000, a 16.2% decrease from $321,822,000 for the corresponding period of Fiscal 1996. The primary reason for this decrease was a reduction of 12.5% from fourth quarter Fiscal 1996 sales as a result of stores closed through Fiscal 1997. The Company experienced a 2.5% increase in the fourth quarter of Fiscal 1997 from the fourth quarter of Fiscal 1996 in comparable store sales. In addition, sales from new stores open less than a full year equaled 0.6% of Fiscal 1996 fourth quarter sales; and, an additional week of sales in the fourth quarter of Fiscal 1996 equaled 9.0% of Fiscal 1997 fourth quarter sales.

The increases in comparable store sales were primarily attributable to a more favorable consumer response to the Company's new merchandising strategy. Improved merchandise assortments, improvements in merchandise quality and the implementation of a more realistic value pricing strategy contributed to higher average unit sales prices and higher average transaction values. Additionally, expanded product assortments in career wear and dresses, junior sportswear and petite sizes served to increase sales volumes.

The net sales decrease of 13.4% in Fiscal 1996 as compared to the fiscal year ended January 28, 1995 ("Fiscal 1995") was primarily attributable to a 17.1% decrease in comparable store sales, which was primarily offset by a 5.4% increase due to new stores open less than a full year. Net sales for the fourth quarter of Fiscal 1996 decreased 6.8% as compared to the corresponding period during Fiscal 1995. This decrease in sales was primarily due to a 10.5% decrease in comparable store sales which was primarily offset by sales attributable to newly-opened stores as well as sales from an additional week in the fiscal calendar during Fiscal 1996.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 6.2% in Fiscal 1997 as compared to the prior year. The Company's cost of goods sold in relation to sales decreased during Fiscal 1997 as a result of a significantly reduced level of price reductions, which are initiated to stimulate consumer demand. The reduced level of price reductions was made possible as a result of a more favorable consumer response to the Company's new merchandising strategy. In Fiscal 1996, as compared to the prior year, cost of goods sold, buying and occupancy expenses expressed as a percentage of sales increased 10.0%. The Company's cost of goods sold in relation to sales increased during Fiscal 1996 as a result of aggressive price reductions initiated to stimulate consumer demand, which caused a reduction in merchandise gross margins. In Fiscal 1996, merchandise price reductions were frequent and aggressive in order to sell merchandise inventories purchased in accordance with the Company's previous merchandising strategy.

Buying and occupancy expenses decreased as a percentage of sales in Fiscal 1997 as compared to the prior year as a result of the implementation of both the Company's Restructuring Plan and its expense reduction initiative to further reduce operating costs. The closing of underperforming stores, the renegotiation of store lease obligations and the reduction of distribution and merchandising personnel contributed to this result. In Fiscal 1996, buying and occupancy expenses, which are relatively unaffected by comparable store sales fluctuations, increased as a percentage of sales, as a result of spreading these costs over decreased comparable store sales.

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 15.4% in the fourth quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. The Company's cost of goods sold in relation to sales decreased during the fourth quarter of Fiscal 1997 as a result of a significantly reduced level of price reductions, which are initiated to stimulate consumer demand. The reduced level of price reductions was made possible as a result of a more favorable consumer response to the Company's new merchandising strategy. In the fourth quarter of Fiscal 1996, as compared to the prior year, cost of goods sold, buying and occupancy expenses, expressed as a percentage of sales increased 15.7%. In the fourth quarter of Fiscal 1996, cost of goods sold increased as a percent of sales as a result of aggressive price reductions initiated to stimulate consumer demand, which caused a reduction in merchandise gross margins. Buying and occupancy expenses decreased as a percentage of sales in the fourth quarter of Fiscal 1997 as compared to the prior year as a result of the implementation of both the Company's Restructuring Plan and its expense reduction initiative to further reduce operating costs. In the fourth quarter of Fiscal 1996, buying and occupancy expenses, which are relatively unaffected by comparable store sales fluctuations, increased as a percentage of sales, as a result of spreading these costs over decreased comparable store sales.

Selling, General and Administrative

Selling, general and administrative expenses, expressed as a percentage of sales, decreased 3.3% in Fiscal 1997 as compared to Fiscal 1996. This was primarily attributable to the implementation of both the Company's Restructuring Plan and its expense reduction initiative to further reduce operating costs. The closing of underperforming stores, the reduction of store payroll expenses, a decrease in advertising and promotional expenses and the reduction of corporate and administrative personnel contributed to this result. Selling, general and administrative expenses expressed as a percentage of sales increased 4.7% in Fiscal 1996 as compared to Fiscal 1995. This was primarily attributable to an increase in advertising and promotional expenses as a result of promotions to stimulate customer demand and the effect of lower comparable store sales on relatively fixed general and administrative costs.

Interest Expense

Interest expense increased in Fiscal 1997, as compared to Fiscal 1996, as a result of the interest expense associated with the Company's $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 as well as the interest expense associated with the $92,350,000 of term loans which were outstanding for a portion of the year (see "FINANCIAL CONDITION" below and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Debt" below). In November 1995, the Company renegotiated the terms of certain of the Company's outstanding liabilities, which resulted in the creation of such term loans. Interest expense increased in Fiscal 1996, as compared to Fiscal 1995, primarily due to the indebtedness incurred as a result of the financial restructuring in November 1995.

Restructuring Charge

During the fourth quarter of Fiscal 1996, the Company's Board of Directors approved the Restructuring Plan that resulted in a fourth quarter pre-tax charge of $103,000,000. The restructuring charge included an amount of $58,878,000 related to the planned closing of the 290 stores, including (i) $39,260,000 for the write-off of store fixtures, equipment and inventories,
(ii) $17,270,000 for the early termination of store leases and (iii) $2,348,000 for severance benefits and other expenses. Charges of $34,487,000 relate to the reorganization of foreign merchandise sourcing operations.
These charges include (i) $15,853,000 for the write-off of joint-venture investments and advances, (ii) $8,818,000 for settlements related to non-fulfillment of production commitments, (iii) $3,126,000 for employee severance benefits and (iv) $6,690,000 for the write-down of other Company-owned investments. Other charges include $5,445,000 for severance benefits and a $4,190,000 write-off of surplus store construction fixtures and equipment. There have been no material changes in the Company's Restructuring Plan as previously announced or in the estimates of charges accrued with respect to the Restructuring Plan as of the end of Fiscal 1996.

As of the end of Fiscal 1997, the Restructuring Plan had been fully implemented. As part of the Restructuring Plan, the Company closed 122 stores in Fiscal 1996 and 172 stores in Fiscal 1997. As of the end of Fiscal 1997, approximately 2300 store employees and 600 non-store employees had been terminated.

Income Tax (Benefit) Expense

The income tax benefit for Fiscal 1997 was $2,683,000, resulting in a (27.1)% effective tax rate, compared with a $75,747,000 income tax benefit, resulting in a (35.2)% effective tax rate for Fiscal 1996. The decrease in the effective tax rate is primarily attributable to an increase in state income taxes and an increase in non-deductible permanent differences relating to certain Company-owned life insurance policies. This compares with a $17,830,000 income tax expense, resulting in a 28.5% effective tax rate for Fiscal 1995. The decrease in the effective tax rate for Fiscal 1996 as compared to Fiscal 1995 is primarily attributable to a reduction in tax-exempt investment income and other non-taxable permanent differences (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Income Taxes" below).

Performance Analysis

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.

                                            Fiscal       Fiscal      Fiscal
                                              1997         1996        1995
---------------------------------------------------------------------------
Net return on average stockholders' equity  (1.7)%      (28.5)%        8.3%

Net return on average total assets          (1.0)%      (18.3)%        5.4%

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's primary sources of working capital are cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment portfolio and its $150 million revolving credit facility described below. The Company considers, and currently uses for internal management purposes, the following measures of liquidity and capital resources:

                                    Fiscal       Fiscal      Fiscal
(dollars in thousands)                1997         1996        1995
-------------------------------------------------------------------
Working capital                   $224,144     $199,457    $191,815
Cash provided by (used in)
  operating activities             131,399      (55,434)     70,700
Current ratio                          2.6          2.0         1.8
Debt to equity ratio                  32.8%        22.9%        4.0%

The Company's cash flow from operations increased $186.8 million in Fiscal 1997 as compared to Fiscal 1996. The primary reason for this increase was a reduction of $132.0 million in the net loss for Fiscal 1997 as compared to Fiscal 1996. In addition, reductions in the income tax refund receivable, deferred taxes and merchandise inventories, net of accounts payable, served to further increase cash flow from operations. A reduced level of losses from abandonment of capital assets and the payment of accrued restructuring expenses partially offset the improvement in cash flow from operations.

In Fiscal 1996, the Company's cash flow from operations decreased $126.1 million as compared to Fiscal 1995. The primary reason for this decrease was a $139.2 million loss in Fiscal 1996 as compared to $44.7 million of net income in Fiscal 1995. In addition, the increases in the income tax refund receivable and current deferred taxes served to further reduce cash flow from operations. However, the effects of losses from abandonment of capital assets, the accrual of restructuring expenses, the reduction of merchandise inventories, net of accounts payable, and the reduction of prepayments contributed to offset the majority of the negative impact on cash flow from operations.

During Fiscal 1997, the Company received a $56,726,000 income tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 of term loans, the tax refund was used to reduce the amount of such term loans to $26,136,000. As a result of such payment, a letter of credit in the amount of $22,000,000, issued under the Company's revolving credit facility (see below) as security for the payment of such refund, was canceled and a $7,000,000 cash deposit in support of such letter of credit was returned to the Company.

On July 22, 1996, the Company completed a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, on or after July 15, 1999, at declining redemption prices, starting at 103.750% of principal and decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes. Of the net proceeds received, $35,624,000 were used to repay the remainder of the Company's outstanding term loans. The remaining net proceeds have been invested in cash-equivalent and available-for-sale securities.

In November 1995, the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. Initially, the facility was secured by merchandise inventory, cash, mortgages on the Company's Bensalem, Pennsylvania and Greencastle, Indiana corporate and distribution facilities, rights to mortgages on certain retail store properties, liens on the cash surrender value of Company-owned life insurance policies and certain other Company assets. In February 1997, the Company entered into an amended and restated agreement which released all collateral other than merchandise inventory, furniture and fixtures within retail stores and certain other Company assets. As of the end of Fiscal 1997, the availability under the facility was approximately $106,368,000, against which the Company had outstanding letters of credit of $31,423,000. There were no cash borrowings outstanding under the agreement as of the end of Fiscal 1997. The agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock. As a result of the release of the $7,000,000 cash deposit (see above), the maximum availability under the revolving credit facility has been reduced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.

The Company has formed a trust to which it has transferred, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust, has entered into various agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins whereby the principal payments are made to the party with whom the trust has entered into the securitization agreement. The Company securitized $402,670,000 and $412,464,000 of credit card receivables in Fiscal 1997 and Fiscal 1996, respectively, and had $339,100,000 of credit card receivables under securitizations outstanding as of February 1, 1997, of which the Company retained an interest equal to $25,856,000 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Asset Securitization" below).

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

The terms of certain of the Company's securitizations require the Company to maintain a certain level of assets, retained by the trust, to absorb potential credit losses. The amounts available to absorb potential credit losses were included in available-for-sale securities and were $9,042,000 and $5,500,000 as of February 1, 1997 and February 3, 1996, respectively, which were held in a cash collateral account. In the event of a deterioration in the performance of the credit card receivables portfolio, the Company will be required to increase its contribution to the cash collateral account through distributions otherwise due to the Company from the trust. In the event the cash collateral account is released to the investors, the Company will have a subordinated interest equal to its contribution to the released amounts. Management does not believe that such events will have a material adverse effect on the Company.

If such securitization agreements were to become unavailable to the Company or prohibitively expensive, this could have a material adverse effect on the Company's results of operations and financial position. The Company receives loan servicing proceeds from the Charming Shoppes Master Trust representing income from credit card finance charge income and fees in excess of interest paid to certificate holders, credit losses and other expenses. As a result, although the Company's securitization agreements provide for the Company to continue to service the credit card receivables and control credit policy, a significant decrease in loan servicing proceeds as a result of an increase in interest paid to certificate holders, credit losses or other expenses may result in a material adverse effect on the Company's results of operations.

During Fiscal 1997, the Company experienced a decrease in loan servicing proceeds as a result of a 3.4% increase in credit losses as a percentage of receivables on an annualized basis, which were substantially offset by increases in finance charge income and decreases in interest paid to certificate holders and other expenses. Management does not believe that this net increase has had a significant effect on the Company's results of operations.

The Company is subject to certain recourse provisions in connection with these securitizations. At February 1, 1997 and February 3, 1996, the Company had reserves of $25,910,000 and $25,599,000, respectively, relating to these recourse provisions. At February 1, 1997, the Company had $9,042,000 of receivables from the credit card securitizations which were subject to liens in favor of the providers of the credit enhancement facilities for the individual securitizations. Fashion SPC, Inc., a wholly-owned subsidiary of the Company, is a special-purpose corporation. Its assets of $18,902,000 of Charming Shoppes Master Trust Certificates will be available first and foremost to satisfy the claims of its creditors, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

The Company has historically entered into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating-rate credit card securitizations. The Company had no interest-rate swap agreements in effect during Fiscal 1997. The Company had entered into interest-rate cap agreements with an aggregate notional amount of $353.9 million as of the end of Fiscal 1997 (see "Item 8, Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Derivative Financial Instruments Held For Purposes Other Than Trading" below).

The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment portfolio and its $150 million revolving credit facility are sufficient to support current operations.


Capital Requirements

Capital expenditures amounted to $11.8 million, $30.0 million, and $75.7 million in Fiscal 1997, 1996 and 1995, respectively. In Fiscal 1997, such expenditures were primarily for remodeling and fixturing of existing retail stores. In both Fiscal 1996 and Fiscal 1995, such expenditures were primarily for new store construction, the remodeling and expansion of existing stores and the expansion of the Company's Greencastle, Indiana distribution center.

During the year ending January 31, 1998 ("Fiscal 1998"), the Company anticipates capital expenditures of approximately $20 million, which are intended principally for (i) remodeling and fixturing of existing retail stores, (ii) construction and fixturing of new stores and (iii) investment in management information systems technology. The Company plans to open approximately 25 new stores during Fiscal 1998. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.

The Company has estimated debt maturity payments of $16,000 in Fiscal 1998.

In connection with the Restructuring Plan, as of the end of Fiscal 1997, the Company had approximately $2,339,000 of accrued, unpaid restructuring costs, primarily related to severance benefits. These costs, which are included in current liabilities, are expected to be paid by the end of Fiscal 1998.

The Company paid no cash dividends during Fiscal 1997 as compared to $4,634,000 during Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility
(discussed above) requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.

Inflation

The Company's financial statements are presented on a historical cost basis. The Company believes that the impact of inflation during Fiscal 1997 has not been material to its financial condition and results of operations.

Item 8.  Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 1, 1997 and February 3, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.


                                                            ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 10, 1997

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                        February 1,  February 3,
(in thousands except shares and per share amounts)             1997         1996
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and Cash Equivalents                                $   78,979  $   25,117
Restricted Cash                                                   0       7,000
Available-for-Sale Securities [including a fair
  value adjustment of ($2) as of February 1, 1997]           55,856      34,054
Income Tax Refund Receivable                                  3,836      56,953
Merchandise Inventories                                     193,977     220,850
Deferred Taxes                                                3,277      13,409
Prepayments and Other                                        30,301      48,178
-------------------------------------------------------------------------------
Total Current Assets                                        366,226     405,561

Property, Equipment and Leasehold Improvements - at Cost    438,933     435,531
Less: Accumulated Depreciation and Amortization             238,539     200,943
-------------------------------------------------------------------------------
Net Property, Equipment and Leasehold Improvements          200,394     234,588

Available-for-Sale Securities [including a fair value
  adjustment of $220 as of February 1, 1997 and $22 as
  of February 3, 1996]                                      119,975       7,309
Other Assets                                                 23,802      34,288
-------------------------------------------------------------------------------
Total Assets                                             $  710,397   $ 681,746
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                         $   55,501   $  40,471
Accrued Expenses                                             84,226      87,959
Accrued Restructuring Expenses                                2,339      19,983
Current Portion - Long-Term Debt                                 16      57,691
-------------------------------------------------------------------------------
Total Current Liabilities                                   142,082     206,104

Deferred Taxes                                                9,152      18,511
Long-Term Debt                                              138,128      38,102

Stockholders' Equity
Common Stock $.10 par value
  Authorized 300,000,000 Shares
  Issued and Outstanding 105,470,251
    and 103,252,650 Shares                                   10,547      10,325
Additional Paid-In Capital                                   62,818      54,913
Deferred Employee Compensation                               (1,444)     (2,414)
Unrealized Gains on Available-for-Sale Securities [net
  of income tax expense of $59 as of February 1, 1997
  and $9 as of February 3, 1996]                                159          13
Retained Earnings                                           348,955     356,192
-------------------------------------------------------------------------------
Total Stockholders' Equity                                  421,035     419,029
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $ 710,397   $ 681,746
===============================================================================

See Notes to Consolidated Financial Statements.

Charming Shoppes, Inc.  and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended
(in thousands except shares                  February 1, February 3, January 28,
and per share amounts)                              1997        1996        1995
--------------------------------------------------------------------------------
Net Sales                                     $1,016,297  $1,102,384  $1,272,693
Other Income                                       7,464       5,655       9,358
--------------------------------------------------------------------------------
Total Revenue                                  1,023,761   1,108,039   1,282,051

Cost of Goods Sold, Buying and
  Occupancy Expenses                             782,671     917,064     932,138
Selling, General and Administrative Expenses     241,431     299,297     285,090
Restructuring Charge                                   0     103,000           0
Interest Expense                                   9,579       3,666       2,304
--------------------------------------------------------------------------------
Total Expenses                                 1,033,681   1,323,027   1,219,532

Income (Loss) Before Income Taxes                 (9,920)   (214,988)     62,519
Income Tax (Benefit) Expense                      (2,683)    (75,747)     17,830
--------------------------------------------------------------------------------
Net Income (Loss)                             $   (7,237) $ (139,241) $   44,689
================================================================================

Per Share Data

Net Income (Loss)                                   (.07)    $ (1.35)      $ .42

Cash Dividends                                    $  .00     $  .045       $ .09

Weighted Average Number of Common Shares
  and Share Equivalents Outstanding During
  the Year                                   104,615,966 103,038,224 107,207,660

The fiscal year ended February 3, 1996 consists of 53 weeks.

See Notes to Consolidated Financial Statements.

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Year Ended
                                            February 1, February 3, January 28,
(in thousands)                                     1997        1996        1995
--------------------------------------------------------------------------------
Operating Activities
Net Income (Loss)                              $ (7,237)  $(139,241)   $ 44,689
Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided By (Used In)
  Operating Activities:
  Deferred Income Taxes                             773     (21,065)      4,682
  Depreciation and Amortization                  45,089      46,988      46,924
  Amortization of Deferred Compensation
    Expense                                       2,994       2,195       2,535
  (Gain) Loss from Disposition of Capital
    Assets                                       (2,115)     37,546       1,153
  Tax (Expense) Benefit Related to Stock
    Plans                                          (505)       (373)        375
  (Gain) Loss on Sale of Available-for-Sale
    Securities                                        0          44        (174)
  Changes in Operating Assets and Liabilities:
    Income Tax Refund Receivable                 53,066     (49,460)     (7,493)
    Merchandise Inventories                      26,873      37,702         975
    Accounts Payable                             15,030     (14,289)    (10,016)
    Prepayments and Other                        17,842      33,853      (4,471)
    Income Taxes Payable                              0           0      (8,521)
    Accrued Expenses                             (2,767)     (9,317)         42
    Accrued Restructuring Expenses              (17,644)     19,983           0
--------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating
  Activities                                    131,399     (55,434)     70,700

Investing Activities
Gross Purchases of Available-for-Sale
  Securities                                   (190,569)    (30,525)    (91,118)
Proceeds from Sales of Available-for-Sale
  Securities                                     56,462     108,898     100,518
Investment in Capital Assets                    (11,802)    (30,007)    (75,656)
Proceeds from Sales of Capital Assets             9,141           0           0
Decrease in Other Assets                          7,376       8,703         706
--------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing
  Activities                                   (129,392)     57,069     (65,550)

Financing Activities
Proceeds from Short-Term Borrowings             761,097     247,822           0
Reduction of Short-Term Borrowings             (761,097)   (247,822)          0
Proceeds from Long-Term Borrowings              138,000           0           0
Reduction of Long-Term Borrowings               (95,649)     (9,369)     (5,003)
Underwriting Discounts and Commissions on
  Long-Term Borrowings                           (4,140)          0           0
(Increase) Decrease in Restricted Cash            7,000      (7,000)          0
Proceeds from Exercise of Stock Options           6,644         562         641
Dividends Paid                                        0      (4,634)     (9,255)
--------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing
  Activities                                     51,855     (20,441)    (13,617)

Increase (Decrease) in Cash and Cash
  Equivalents                                    53,862     (18,806)     (8,467)
Cash and Cash Equivalents, Beginning of Year     25,117      43,923      52,390
--------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year         $ 78,979   $  25,117    $ 43,923
================================================================================

The fiscal year ended February 3, 1996 consists of 53 weeks.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

See Notes to Consolidated Financial Statements.

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      Additional      Deferred
                                        Common Stock     Paid-in      Employee
(In thousands except shares)          Shares    Amount   Capital  Compensation
------------------------------------------------------------------------------
Balance, January 29, 1994        102,735,437   $10,274   $54,208      $(7,015)
Issued to Employees, Net             (44,939)       (5)       87         (545)
Exercise of Stock Options            203,741        20       506
Amortization                                                            2,535
Tax Benefit - Employee Stock
  Programs                                                   375
------------------------------------------------------------------------------
Balance, January 28, 1995        102,894,239    10,289    55,176       (5,025)
Issued to Employees, Net              88,406         9      (169)         416
Exercise of Stock Options            270,005        27       279
Amortization                                                            2,195
Tax Expense - Employee Stock
  Programs                                                  (373)
------------------------------------------------------------------------------
Balance, February 3, 1996        103,252,650    10,325    54,913       (2,414)
Issued to Employees, Net             475,698        48     2,162       (2,024)
Exercise of Stock Options          1,741,903       174     6,248
Amortization                                                            2,994
Tax Expense - Employee Stock
  Programs                                                  (505)
------------------------------------------------------------------------------
Balance, February 1, 1997        105,470,251   $10,547   $62,818      $(1,444)
==============================================================================

                                                Unrealized Gains
                                                     (Losses) on
                                              Available-For-Sale      Retained
(in thousands)                                        Securities      Earnings
------------------------------------------------------------------------------
Balance, January 29, 1994                                $     0     $464,633
Unrealized Losses [net of income taxes of $906]           (1,685)
Cash Dividends                                                         (9,255)
Net Income                                                             44,689
------------------------------------------------------------------------------
Balance, January 28, 1995                                 (1,685)     500,067
Unrealized Gains [net of income taxes of ($914)]           1,698
Cash Dividends                                                         (4,634)
Net Loss                                                             (139,241)
------------------------------------------------------------------------------
Balance, February 3, 1996                                     13      356,192
Unrealized Gains [net of income taxes of ($50)]              146
Net Loss                                                               (7,237)
------------------------------------------------------------------------------
Balance, February 1, 1997                                $   159     $348,955
=============================================================================

See Notes to Consolidated Financial Statements.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended February 1, 1997


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company operates a chain of specialty stores located throughout the continental United States which merchandises moderately priced junior, misses, large-size and girls-size sportswear, dresses, coats, lingerie, accessories and casual footwear. The Company also has a selection of petite women's apparel in certain stores. An assortment of casual men's apparel and accessories is also available in most stores.

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

Investments
The Company's investments are classified as available-for-sale. These securities are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity. The cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method. Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year.

Inventories
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

Property and Depreciation
Depreciation and amortization for financial reporting purposes are principally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $39,378,000, $44,126,000 and $42,583,000 in Fiscal 1997, 1996 and 1995, respectively.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," at the beginning of Fiscal 1997. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

Asset Securitization
In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions. The provisions of SFAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are applied prospectively. Accordingly, the Company's sale of $31,606,000 in January 1997 of credit card receivables were subject to the provisions of SFAS No. 125.

As a result of the adoption of SFAS No. 125 in January 1997, the Company recorded as an asset on the balance sheet the retained rights to future interest income from the sold credit card receivables that exceed the contractual servicing fee (i.e., interest only strips) and recorded a liability on the balance sheet for its costs associated with its future servicing obligations associated with the sold credit card receivables.

The adoption of SFAS No. 125 did not have a material impact on the financial statements. Based on the anticipated performance of securitization transactions the Company has undertaken, the Company does not believe the adoption of the new standard will have a material impact on the Company's Fiscal 1998 financial statements. However, the Company will continuously assess the performance of new and existing securitization transactions as assumptions of cash flows change.

Common Stock Plans
The Company accounts for stock compensation in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation expense relating to Employee Stock Option and Stock Incentive Plans is amortized over the required employment period. No compensation expense is recognized for the Company's option plans which have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as of the fiscal year ended February 1, 1997.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $23,583,000, $26,211,000 and $11,894,000 in Fiscal 1997, 1996
and 1995, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to February 1, 1997 because the Company intends to reinvest such undistributed earnings in the operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


Net Income (Loss) Per Share

Net income per common share is based on the weighted average number of shares and share equivalents outstanding during each fiscal year. Common stock equivalents include the effect of dilutive stock options. Share equivalents are not included in the weighted average shares outstanding for determining net loss per common share as the result would be antidilutive.


RESTRICTED CASH

As of February 3, 1996, the Company had a $7,000,000 cash deposit with a commercial finance company which provides the Company's working capital line of credit. The cash was collateral against a letter of credit issued to guarantee payment of up to $22,000,000 of the Company's anticipated tax refund to certain long-term debt lenders. During Fiscal 1997, the Company received a $56,726,000 tax refund which was paid to these long-term debt lenders. As a result of such payment, the $22,000,000 letter of credit was canceled and the $7,000,000 cash deposit was returned to the Company.


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                  Lives
(in thousands)                    Years)       1997      1996
-------------------------------------------------------------
Land                                       $  4,014  $  4,191
Buildings and Improvements      10 to 33     65,606    72,822
Store Fixtures                   5 to 10    105,094   102,127
Equipment                        3 to 10    118,679   116,995
Leasehold Improvements          10 to 20    145,540   139,396
-------------------------------------------------------------
Total at Cost                               438,933   435,531
Less Accumulated Depreciation
  and Amortization                          238,539   200,943
-------------------------------------------------------------
                                           $200,394  $234,588
=============================================================

AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities as of February 1, 1997:

                                              Unrealized  Unrealized  Estimated
(in thousands)                          Cost       Gains      Losses Fair Value
-------------------------------------------------------------------------------
U. S. Treasury and Government
  Agency Bonds                      $134,881        $305       $(87)   $135,099
Charming Shoppes Master Trust
  Certificates                        25,856           0          0      25,856
Charming Shoppes Master Trust Note     9,042           0          0       9,042
Low Income Housing Partnerships        5,550           0          0       5,550
Other                                    284           0          0         284
-------------------------------------------------------------------------------
                                    $175,613        $305       $(87)   $175,831
===============================================================================

There were no realized gains or losses on available-for-sale securities for the fiscal year ended February 1, 1997.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The following is a summary of available-for-sale securities as of February 3, 1996:


                                              Unrealized  Unrealized  Estimated
(in thousands)                          Cost       Gains      Losses Fair Value
-------------------------------------------------------------------------------
Charming Shoppes Master Trust
  Certificates                       $28,502         $ 0         $ 0    $28,502
Charming Shoppes Master Trust Note     5,500           0           0      5,500
U. S. Treasury and Government
  Agency Bonds                         2,202          22           0      2,224
Low Income Housing Partnerships        4,560           0           0      4,560
Other                                    577           0           0        577
-------------------------------------------------------------------------------
                                     $41,341         $22         $ 0    $41,363
===============================================================================

The gross realized gains and (losses) on available-for-sale securities totaled $592,000 and ($636,000), respectively, for the fiscal year ended February 3, 1996.

The contractual maturities of available-for-sale securities at February 1, 1997 were:

                                                    Estimated
(in thousands)                               Cost  Fair Value
-------------------------------------------------------------
Due in One Year or Less                  $ 55,858    $ 55,856
Due After One Year Through Five Years     114,205     114,425
-------------------------------------------------------------
                                          170,063     170,281
Equity Securities                           5,550       5,550
-------------------------------------------------------------
                                         $175,613    $175,831
=============================================================

INCOME TAXES

Income (loss) before income taxes consists of the following:


(in thousands)         1997         1996        1995
----------------------------------------------------
Domestic            $(9,268)   $(212,698)    $58,279
Foreign                (652)      (2,290)      4,240
----------------------------------------------------
                    $(9,920)   $(214,988)    $62,519
====================================================

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


Income tax (benefit) expense consists of:

(in thousands)          1997       1996        1995
---------------------------------------------------
Current:
  Federal            $(3,394)  $(56,953)    $ 8,771
  State                  583        591       2,046
  Foreign               (351)     1,680       2,331
---------------------------------------------------
                      (3,162)   (54,682)     13,148
---------------------------------------------------

Deferred:
  Federal                624    (19,026)      5,653
  State                 (385)    (2,039)       (971)
  Foreign                240          0           0
---------------------------------------------------
                         479    (21,065)      4,682
---------------------------------------------------
                     $(2,683)  $(75,747)    $17,830
===================================================

The Company made income tax payments of $1,367,000, $3,531,000 and $30,081,000 during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

A reconciliation of the effective tax rate with the statutory federal income tax rate follows:

                                              1997        1996        1995
--------------------------------------------------------------------------
Statutory Federal Income Tax (Benefit) Rate  (35.0)%     (35.0)%      35.0%
State Income Tax, Net of Federal Income
  Tax Benefit                                  1.3        (0.4)        1.1
Foreign Income                                 1.2         1.1         1.4
Investment Income                              0.0        (0.3)       (1.7)
Employee Benefits                              3.1        (1.6)       (3.9)
Other, Net                                     2.3         1.0        (3.4)
--------------------------------------------------------------------------
                                             (27.1)%     (35.2)%      28.5%
==========================================================================

The components of deferred tax assets and liabilities at February 1, 1997 are as follows:

                                      Net Current     Net Long-Term
                                           Assets            Assets
(in thousands)                       (Liabilities)     (Liabilities)
-------------------------------------------------------------------
Property, Equipment and Leasehold
  Improvements                                            $(17,390)
Tax Credits and Operating Loss
  Carryforwards                                             12,891
Accrued Restructuring Expense           $    11
Inventory                                (6,425)
Deferred Employee Compensation                               3,306
Prepaid Employee Benefits                 1,500
Accounts Receivable                       3,484
Deferred Rent                             2,896
Other                                     1,811             (7,959)
------------------------------------------------------------------
                                        $ 3,277           $ (9,152)
==================================================================

                                      29

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The components of deferred tax assets and liabilities at February 3, 1996 are as follows:

                                     Net Current     Net Long-Term
                                          Assets            Assets
(in thousands)                      (Liabilities)     (Liabilities)
------------------------------------------------------------------
Property, Equipment and Leasehold
  Improvements                                            $(21,472)
Alternative Minimum Tax Credits                              8,194
Accrued Restructuring Expense           $ 6,525
Inventory                                (5,033)
Deferred Employee Compensation                               4,388
Prepaid Employee Benefits                 1,984
Accounts Receivable                       4,472
Deferred Rent                             3,197
Other                                     2,264             (9,621)
------------------------------------------------------------------
                                        $13,409           $(18,511)
==================================================================

At February 1, 1997, the Company had tax operating loss carryforwards of $16,129,000 and Alternative Minimum Tax and General Business Credit carryforwards of $7,246,000. The operating loss carryforwards expire in 2012 while the tax credit carryforwards do not expire.


DEBT

Long-term debt at year end consisted of the following:


(in thousands)                                     1997       1996
------------------------------------------------------------------
7.5% Convertible Subordinated Notes Due 2006   $138,000    $     0
Variable Rate Term Loans, Interest Rate
  2% - 3.5% Above Prime, Due 1998                     0     82,862
11.8% Note Payable, Due 1998                          0      9,488
Other                                               144      3,443
------------------------------------------------------------------
Total Long-Term Debt                            138,144     95,793
Less Current Portion                                 16     57,691
------------------------------------------------------------------
                                               $138,128    $38,102
==================================================================

On July 22, 1996, the Company completed a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, on or after July 15, 1999, at declining redemption prices, starting at 103.750% of principal and decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes. Of the

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


net proceeds received, $26,136,000 were used to repay the remainder of the Company's outstanding Variable Rate Term Loans (see below) and $9,488,000 were used to repay the 11.8% Note Payable Due 1998. The remaining net proceeds have been invested in cash-equivalent and available-for-sale securities.

During Fiscal 1997, the Company received a $56,726,000 income tax refund as a result of net operating loss carrybacks for taxes paid in prior years. In accordance with the terms of the Company's $82,862,000 of Variable Rate Term Loans, the tax refund was used to reduce the amount of such term loans to $26,136,000. As a result of such payment, a letter of credit in the amount of $22,000,000 issued under the Company's revolving credit facility (see below) as security for the payment of such refund was canceled and a $7,000,000 cash deposit in support of such letter of credit was returned to the Company. The remainder of the Variable Rate Term Loans were repaid from a portion of the proceeds of the Company's Convertible Subordinated Notes (see above).

In November 1995, the Company entered into an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $157,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchandise inventory, furniture and fixtures within retail stores and certain other Company assets. The interest rate on borrowings is 0.75% above the Prime rate. There is a fee of 3/8 of 1% on the unused portion of the first $105,000,000 of the facility, and an annual servicing fee of $100,000. As of February 1, 1997, the availability under the facility was approximately $106,368,000, against which the Company had outstanding letters of credit of $31,423,000. There were no cash borrowings outstanding under the agreement as of February 1, 1997. The agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock. As a result of the release of the $7,000,000 cash deposit (see above), the maximum availability under the revolving credit facility has been reduced from $157,000,000 to $150,000,000, subject to limitations based upon eligible inventory.

During the fiscal years ended February 1, 1997, February 3, 1996 and January 28,1995, the Company made interest payments of $9,357,000, $4,267,000 and $2,436,000, respectively.

Aggregate maturities of long-term debt during the next five fiscal years are:

(in thousands)            1998        $ 16
                          1999          16
                          2000          16
                          2001          16
                          2002          80

STOCKHOLDERS' EQUITY

The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 300,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


STOCK OPTION AND STOCK INCENTIVE PLANS

At February 1, 1997, the Company had various stock-based compensation plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation has been recognized in the financial statements for options issued under such plans with an exercise price equal to the market price of the Company's Common Stock at the date of grant. In addition, no compensation expense has been recognized for shares of stock issued under the Company's Employee Stock Purchase Plan. Compensation cost recognized in the financial statements for discounted stock options, restricted stock awards and performance share awards granted was $2,994,000 and $2,195,000 in Fiscal 1997 and Fiscal 1996, respectively. Had compensation cost for the Company's stock-based compensation plans been determined using fair values at the grant dates for awards under those plans (as defined by SFAS No. 123, "Accounting for Stock-based Compensation"), the Company's net loss and net loss per share would have increased to the pro forma amounts shown below:


(in thousands)                   1997         1996
--------------------------------------------------
Net loss:
  As reported                 $(7,237)   $(139,241)
  Pro forma                    (8,281)    (139,847)

Net loss per share:
  As reported                   $(.07)      $(1.35)
  Pro forma                      (.08)       (1.36)

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for both Fiscal 1997 and Fiscal 1996 except as otherwise indicated: dividend yield of 0%; expected volatility of 37.6%; risk-free interest rates of 5.21% for the Employee Stock Purchase Plan and 6.18% for stock option and stock incentive plans; and expected lives of 3 months for the Employee Stock Purchase Plan, 3 years for Fiscal 1996 stock award plans, 2.3 years for Fiscal 1997 stock award plans, and 6 years for stock option and stock incentive plans. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above reflect the statement's application only to option grants and stock awards dated on or after January 29, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results should not be considered to be representative of the effects on reported results for future years.

The Company's 1993 Employee Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of Common Stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of February 1, 1997 and February 3, 1996, 1,246,920 options and 799,560 options, respectively, were exercisable under this plan. During Fiscal 1997, 400,000 shares of Restricted Stock were awarded and issued at no cost under this plan. These shares had a grant date fair value of $4.75 per share.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase Common Stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue shares under this Plan. As of February 1, 1997 and February 3, 1996, 4,016,191 options and 5,475,669 options, respectively, were exercisable under this plan.

The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company. The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of February 1, 1997 and February 3, 1996, 126,000 options and 114,000 options, respectively, were exercisable under this plan.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of February 1, 1997 and February 3, 1996, 961,242 options and 1,263,105 options, respectively, were exercisable under this plan.

The table below summarizes the activity in all Stock Option Plans:

                                               Average             Option
                                     Option     Option             Prices
                                     Shares      Price          Per Share
-------------------------------------------------------------------------
Outstanding at January 29, 1994   9,684,510    $ 6.045    $ .222 - 18.563
Granted                           2,206,050     10.047     1.000 - 13.250
Canceled                           (188,518)     2.582      .500 - 18.563
Exercised                          (203,741)     9.160      .222 - 10.938
-------------------------------------------------------------------------
Outstanding at January 28, 1995  11,498,301      6.818      .222 - 17.000
Granted                           3,976,800      5.089     1.000 -  6.125
Canceled                         (2,099,554)     9.403      .500 - 17.000
Exercised                          (270,005)     1.134      .222 -  4.500
-------------------------------------------------------------------------
Outstanding at February 3, 1996  13,105,542      5.996      .222 - 17.000
Granted -- Option Price Equal
  to Market                       1,551,940      4.060     3.937 -  7.688
Granted -- Option Price Less
  Than Market                        24,800      1.000     1.000 -  1.000
Canceled                         (2,069,005)     9.100      .500 - 15.750
Exercised                        (1,741,903)     3.687      .500 -  6.187
-------------------------------------------------------------------------
Outstanding at February 1, 1997  10,871,374    $ 5.450    $ .222 - 17.000
=========================================================================

The weighted average grant date fair value for options granted during Fiscal 1997, as determined under SFAS No. 123 using the Black-Scholes model and assumptions described above, was $2.32 for options granted with an option price equal to market and $4.45 for options granted with an option price less than market.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of February 1, 1997 for the ranges of exercise prices shown:

                                              Weighted      Weighted
                                               Average       Average
Ranges of                           Option      Option     Remaining
Option Prices                       Shares       Price          Life
--------------------------------------------------------------------
$0.00 -- $  1.00:
  Options Outstanding            1,100,439       $.541           3.7
  Options Exercisable              961,242        .488           3.2
$1.01 -- $  5.00:
  Options Outstanding            6,110,385      $4.321           5.9
  Options Exercisable            3,731,356       4.474           3.7
$5.01 -- $10.00:
  Options Outstanding            2,070,550      $6.097           6.1
  Options Exercisable            1,002,350       6.051           3.9
$10.01 -- $17.00:
  Options Outstanding            1,590,000     $13.183           6.3
  Options Exercisable            1,035,205      13.358           6.0

At February 1, 1997, 3,563,173 shares were available for future grant under the 1988 Key Employee Stock Option and the 1993 Employees' Stock Incentive plans.

The Company's Restricted Stock Award Plan for Associates was adopted by the Company's Board of Directors on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted Common Stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. During Fiscal 1997 and Fiscal 1996, rights to receive 0 and 88,615 shares, respectively, have been granted under this plan. During Fiscal 1997 and Fiscal 1996, 15,600 shares and 1,202 shares, respectively, have been issued under this plan.

Subject to Shareholder approval at the 1997 Annual Meeting, the Company adopted the Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors. These programs stipulate that effective June 27, 1996, 60% of Non-Employee Director and 50% of Non-Employee Chairman compensation shall be paid in Common Stock of the Company. As of February 1, 1997, rights to receive 37,013 shares have been granted and 0 shares have been issued under these plans. The weighted average fair value at date of grant for shares granted in Fiscal 1997 was $7.25.

The Company's 1996 Restricted Stock Award Program provides for the grant of rights to receive shares of the Company's Common Stock subject to attainment of specified performance goals for Fiscal 1997. During Fiscal 1997, a total of 334,024 rights to receive shares were granted under the Plan. These shares had a grant date fair value of $3.938 In March 1997, 225,107 shares were issued and the remaining rights were canceled. Associates pay no cash consideration for shares received under the plan.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by the Company for a specified period of time, or, in the case of the 1989 Non-Employee Director Stock Option Plan, if the individual ceases to remain a Director of the Company.


EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's Common Stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 1997 and Fiscal 1996, 60,098 snares and 88,626 shares, respectively, were purchased under the plan. The weighted average grant date fair value for shares purchased during Fiscal 1997 was $4.929 per share. At February 1, 1997, 1,851,276 shares were available for future purchase under this plan.


SHAREHOLDER RIGHTS PLAN

In April 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock. In connection with the Company's two-for-one stock split which was effected on December 7, 1992, the number of Rights associated with each outstanding share of Common Stock was adjusted from one Right per share of Common Stock to one-half of a Right per share of Common Stock. Such Rights only become exercisable or transferable apart from the Common Stock ten days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, twenty percent (20%) or more of the Company's outstanding common shares. Each Right then may be exercised to acquire one three-hundredth of a share of newly created Series A Junior Participating Preferred Stock or a combination of securities and assets of equivalent value at a price of $70, subject to adjustment.

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


RESTRUCTURING CHARGE

During Fiscal 1996, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $103,000,000. The restructuring plan included the planned closing of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, the reorganization and reduction of foreign merchandise sourcing operations and reductions in corporate support operations.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The restructuring charge included $58,878,000 for the closing of the 290 stores, of which $39,260,000 was for the write-off of store fixtures, equipment and inventories, $17,270,000 was for the early termination of store leases and $2,348,000 was for severance benefits and other expenses. The restructuring charge also included $34,487,000 for the reorganization of foreign merchandise sourcing operations, of which $15,853,000 was for the write-off of joint-venture investments and advances, $8,818,000 was for settlements related to non-fulfillment of production commitments, $3,126,000 was for employee severance benefits and $6,690,000 was for the write-down of other Company-owned investments. Other charges included $5,445,000 for severance benefits and $4,190,000 for the write-off of surplus store construction fixtures and equipment. The restructuring charge included severance with respect to a workforce reduction of approximately 2,300 store employees and 600 non-store employees.

During Fiscal 1997, the Company closed 172 stores, reduced store employees by 1,400 and reduced non-store employees by 350. From inception of the restructuring plan through February 1, 1997, the Company closed 294 underperforming stores, reduced store employees by 2,300 and reduced non-store
employees by 600.   No further store closings or employee reductions will
occur under this restructuring plan.

Sales and Operating Loss (before allocation of fixed overhead and income taxes) for the 294 stores which were closed, during the periods in which they operated, were as follows:


(in thousands)         1997        1996        1995
---------------------------------------------------
Sales               $34,654    $159,657    $177,500
Operating Loss       (3,202)    (34,000)     (5,525)

As of February 1, 1997, the Company had approximately $2,339,000 of accrued, unpaid restructuring costs which primarily relate to severance benefits.
These costs, which are included in current liabilities, are expected to be paid by the end of Fiscal 1998. There have been no material changes in the Company's restructuring plan as previously announced or in the estimates of charges accrued with respect to the Restructuring Plan as of the end of Fiscal 1996.


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

The total expense for the above plans amounted to $668,232, $741,442 and $3,394,241 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


ASSET SECURITIZATION

The Company securitizes and sells all of its private label credit card receivables in the public and private markets. These asset-backed securities are generally credit-enhanced by a third party to provide various levels of an investment grade credit rating at the time of issuance. In each securitization, credit card receivables are transferred to a trust which issues certificates representing ownership interests in the trust to institutional investors. Proceeds received by the Company in connection with the sale of credit card receivables for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 were $402,670,000, $412,464,000 and
$487,110,000, respectively. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trust were $25,856,000 and $28,502,000 at February 1, 1997 and February 3, 1996,
respectively, and are included in available-for-sale securities in the accompanying consolidated balance sheets. Although the Company continues to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts.
Accordingly, the associated credit card receivables are not reflected on the accompanying balance sheets.

With respect to credit card receivables sold on or before December 31, 1996, no gain or loss is recorded at the time of sale due to the relatively short average life of the securitized receivables. Loan servicing proceeds (credit card finance charge income and fees in excess of interest paid to certificate holders, credit losses and other expenses) are recognized monthly over the life of the transaction when earned as a reduction of selling, general and administrative expenses. Transaction expenses are deferred and amortized over the reinvestment period of the transaction as a component of selling, general and administrative expenses. With respect to credit card receivables sold after December 31, 1996, the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has recorded various assets and liabilities with respect to the sale of $31,606,000 of its credit card receivable assets to its Master Trust that occurred after December 31, 1996.

The Company is subject to certain recourse provisions in connection with these securitizations. At February 1, 1997 and February 3, 1996, the Company had reserves of $25,910,000 and $25,599,000, respectively, related to these recourse provisions. These reserves are included in accrued expenses on the accompanying consolidated balance sheets. At February 1, 1997, the Company had $9,042,000 of receivables from the credit card securitizations which were subject to liens in favor of the providers of the credit enhancement facilities for the individual securitizations. Fashion SPC, Inc., a wholly-owned subsidiary of the Company, is a special-purpose corporation. Its assets of $18,902,000 of the Charming Shoppes Master Trust Certificates will be available first and foremost to satisfy the claims of its creditors, including certain claims of investors in Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

As of February 1, 1997, the Company had approximately $339.1 million of credit card receivables under securitization outstanding. The facilities under which the securitizations were originated mature as follows, provided an early amortization event does not occur: $120.8 million in July 1997, with the remaining securitized balances scheduled to begin amortization in April 1999.

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


The Company is active in originating private label credit card lines to the customers of the Company's retail stores. Holders of credit cards issued by a subsidiary of the Company are located throughout the United States and have various available lines of credit which are granted on an unsecured basis after reviewing each potential cardholder's credit application and evaluating their financial history and ability to repay.


DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

The Company has entered into interest-rate cap agreements with an aggregate notional amount of $353.9 million as of February 1, 1997, which mature as follows: $183.9 million - 1997, $160.0 million - 1998 and $10.0 million - 1999. The aggregate notional amount of interest-rate cap agreements as of February 3, 1996 was $538.9 million. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the interest rates on the Company's floating-rate credit card securitizations exceed 9% for $175.0 million notional amount, 10% for $168.9 million notional amount and 12% for $10.0 million notional amount. The premiums paid for these interest-rate cap agreements are included in other assets and are being amortized to selling, general and administrative expense over the respective lives of the individual interest-rate cap agreements. Any payments that may be received as a result of the cap will be accrued as a reduction of selling, general and administrative expense.

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

Rental expense was:

(in thousands)            1997        1996        1995
------------------------------------------------------
Minimum Rental         $85,513    $103,440    $ 97,976
Contingent Rental       12,883      14,841      14,302
------------------------------------------------------
                       $98,396    $118,281    $112,278
======================================================

Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are:

(in thousands)            1998     $ 85,515
                          1999       77,691
                          2000       65,536
                          2001       57,644
                          2002       49,133
                    Thereafter      142,195

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended February 1, 1997


FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments:

                                    February 1, 1997       February 3, 1996
                                 Carrying         Fair    Carrying       Fair
(in thousands)                     Amount        Value      Amount      Value
-----------------------------------------------------------------------------
Cash, Cash Equivalents and
  Restricted Cash                $ 78,979     $ 78,979    $ 32,117   $ 32,117
Available-for-Sale Securities     175,831      175,831      41,363     41,363
Total Long-term Debt              138,144      131,244      95,793     95,793
Off-Balance-Sheet Financial
  Instruments:
    Interest Rate Cap Agreements       --           20          --         11
-----------------------------------------------------------------------------
                                 $392,954     $386,074    $169,273   $169,284
=============================================================================

The carrying amount for cash, cash equivalents and restricted cash approximates fair value because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain equity securities which are not traded in the open market. The carrying amount of these equity securities ($5,550,000 at February 1, 1997 and $4,560,000 at February 3, 1996) was used to approximate fair value. The fair value of long-term debt as of February 1, 1997 is based on quoted market prices for the securities. Long-term debt as of February 3, 1996 consisted primarily of variable-rate debt, for which the carrying amount approximated fair value. The fair value of interest rate caps was determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value and yield curve or volatility factors underlying the positions.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(in thousands except
per share amounts)               First      Second       Third      Fourth
Fiscal 1997                    Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------
Net Sales                     $237,454    $266,678    $242,368    $269,797
Gross Profit                    53,332      62,077      54,187      64,030
Net Income(Loss)                (6,158)        304      (3,604)      2,221
Net Income (Loss) per Share       (.06)        .00        (.03)        .02

                                 First      Second       Third      Fourth
Fiscal 1996                    Quarter     Quarter     Quarter  Quarter(1)
--------------------------------------------------------------------------
Net Sales                     $244,342    $268,448    $267,772    $321,822
Gross Profit                    57,565      60,717      40,291      26,747
Net Loss                        (4,370)     (3,133)    (24,706)   (107,032)(2)
Net Loss per Share                (.04)       (.03)       (.24)      (1.04)

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)    Financial Statements

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Report of independent auditors............................................ 20

Consolidated Balance Sheets - February 1, 1997 and February 3, 1996....... 21

Consolidated Statements of Operations - years ended
    February 1, 1997, February 3, 1996 and January 28, 1995............... 22

Consolidated Statements of Cash Flows - years ended
    February 1, 1997, February 3, 1996 and January 28, 1995............... 23

Consolidated Statements of Stockholders' Equity - years ended
    February 1, 1997, February 3, 1996 and January 28, 1995............... 24

Notes to Consolidated Financial Statements................................ 25

(a)(2)    Financial Statement Schedules

No schedules required to be filed.

(b)     Reports on Form 8-K

No reports were filed during the quarter ended February 1, 1997.

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

                      Articles of Incorporation and By-Laws

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29 1994. (Exhibit 3.1).

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2).

   Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Shareholders' Rights Plan, incorporated by reference to Form 8-K of the Registrant, filed May 23, 1989.

                              Material Contracts

10.1.1 Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992, as amended and restated as of May 4, 1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee, incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No. 4).

10.1.2 Series 1994-1 Supplement dated as of May 4, 1994 to Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992 and amended and restated as of May 4, 1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee, (for $200,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1994-1), incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No. 4).

10.1.3 Series 1994-2 Supplement dated as of August 15, 1994, to Amended and Restated Pooling and Servicing Agreement, dated as of December 24, 1992, as amended and restated as of May 4, 1994 (Exhibit 10.1.7) by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee (for $14,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1994-2), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1995. (Exhibit 10.1.14).

10.1.4 Winks Lane, Inc. 11.8% Amended and Restated Senior Secured Notes Due June 1, 1998, Guaranteed by Charming Shoppes, Inc. and Certain Subsidiaries of Charming Shoppes, Inc., Amended and Restated Note Agreement dated as of November 30, 1995, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996, (Exhibit 10.1.6).

10.1.5 Amended and Restated Loan and Security Agreement By and Between Congress Financial Corporation as Lender and Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., and FB Apparel, Inc. as Borrowers, and Charming Shoppes of Delaware, Inc. as Borrowers' Agent, Dated November 30, 1995, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.7).

10.1.6 Credit Agreement among (a) Charming Shoppes, Inc., CSI Industries, Inc., Charming Shoppes of Delaware, Inc., International Apparel, Inc., W.L. Distributors, Inc., Sentani Trading Limited, Sentani Trading (Macau) Limited, Kirkstone Company Limited, Huambo Limited, and Trimoland Limited, as Borrowers, (b) Charming Shoppes of Delaware, Inc., as Borrowers' Agent, (c) the Several Lenders from Time to Time Parties Hereto, and (d) Chemical Bank, as Agent, Dated as of November 30, 1995, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.8).

10.1.7      Receivables Purchase Agreement, dated as of April 4, 1996, among
            (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and (e) Citicorp, North America, Inc., as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.9).

10.1.8 Receivables Purchase Agreement (Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and (d) Citibank, N.A. and Citicorp, North America, Inc., as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.10).

10.1.9 Amendment No. 1, dated as of December 22, 1995, to Amended and Restated Pooling and Service Agreement, dated as of December 24, 1992, as Amended and Restated as of May 4, 1994, between Spirit of America National Bank as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.11).

10.1.10 Amendment No. 2, dated as of March 22, 1996, to Amended and Restated Pooling and Service Agreement, dated as of December 24, 1992, as Amended and Restated as of May 4, 1994, as Amended by Amendment No. 1 as of December 22, 1995, between Spirit of America National Bank as Seller and Servicer, and First Union National Bank as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.12).

10.1.11 Amendment No. 1, dated as of March 29, 1996, to Series 1994-2 Supplement, between Spirit of America National Bank as Seller and Servicer, and First Union National Bank as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.13).

10.1.12 Amendment to Receivables Purchase Agreement dated as of December 13, 1996 to Receivables Purchase Agreement, dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller,
            (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and (e) Citicorp, North America, Inc. as the Agent.

10.1.13 Amendment to Receivables Purchase Agreement (Parallel Purchase Commitment) dated as of December 13, 1996 to Receivables Purchase Agreement (Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller,
            (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and
            (d)  Citibank, N. A. and Citicorp, North America, Inc. as the
            Agent.

10.1.14 Second Amendment to Receivables Purchase Agreement and the Receivables Purchase Agreement (Parallel Purchase Commitment) dated as of March 31, 1997 to Receivables Purchase Agreement, dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and (e) Citicorp, North America, Inc. as the Agent; and to Receivables Purchase Agreement (Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and (d) Citibank, N. A. and Citicorp, North America, Inc. as the Agent.

10.1.15 Release Agreement, dated as of February 28, 1997, among (a) Congress Financial Corporation ("Lender") and (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc. (collectively, the "Borrowers").

10.1.16 Second Amended and Restated Loan and Security Agreement, Dated February 28, 1997, by and between (a) Congress Financial Corporation, as Lender, (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc., as borrowers and (c) Charming Shoppes of Delaware, Inc., as Borrowers' Agent.

        Management Contracts and Compensatory Plans and Arrangements

10.2.1 The 1986 Employees' Stock Option Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10.2.2, Pg. 240).

10.2.2 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.3, Pg. 486).

10.2.3 The 1990 Employees' Stock Incentive Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.4, Pg. 492).

10.2.4 The 1989 Non-Employee Director Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.5, Pg. 499).

10.2.5 Non-Employee Director Restricted Stock Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (Exhibit 10.2.6, Pg. 503).

10.2.6 Subplan and Summary Description of the Annual Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10.2.13, Pg. 251).

10.2.7 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.10).

10.2.8 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.11).

10.2.9 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.12).

10.2.10 The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.10).

10.2.11 The Charming Shoppes, Inc. Restricted Stock Award Plan for Associates, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.11).

10.2.12 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.12).

10.2.13 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.13).

10.2.14 Employment Agreement, dated as of May 17, 1995, by and between Charming Shoppes, Inc., and David V. Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.14).

10.2.15 Employment Agreement, dated as of August 22, 1995 by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.15).

10.2.16 1993 Employees' Stock Incentive Plan Stock Option Agreement, dated as of August 23, 1995, by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.16).

10.2.17 1993 Employees' Stock Incentive Plan Restricted Stock and Stock Bonus Agreement, dated as of March 20, 1996, by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.17).

10.2.18 Settlement Agreement and Release, dated as of December 7, 1995, by and between Charming Shoppes, Inc., and Mordechay Kafry, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.18).

10.2.19 Settlement Agreement and Release, dated as of December 7, 1995, by and between Charming Shoppes, Inc., and Ivan M. Szeftel, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.19).

10.2.20 Settlement Agreement and Release, dated as of February 9, 1996, by and between Charming Shoppes, Inc., and Philip Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.20).

10.2.21 Settlement Agreement and Release, dated as of April 25, 1996, by and between Charming Shoppes, Inc., and Samuel Sidewater, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.21).

10.2.22 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 2997. (Exhibit 4.1).

10.2.23 The Charming Shoppes, Inc. Compensation Program for the Non-Employee Chairman of the Board of Directors, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 2997. (Exhibit 4.2).


                                 Other Exhibits

Exhibit 21 - Subsidiaries of Registrant

Exhibit 23 - Consent of independent auditors

Exhibit 27 - Financial data schedule

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statement (Form S-8, No. 333-22323), dated February 25, 1997, Registration Statement (Form S-8, No. 33-56145) and Registration Statement (Form S-8, No. 33-56147), dated October 25, 1994, Registration Statement (Form S-8, No. 33-39558), dated March 25, 1991 and Registration Statement (Form S-8 No. 2-92975), dated September 17, 1984, of our report dated March 10, 1997 with respect to the consolidated financial statements of Charming Shoppes, Inc. included in this Annual Report (Form 10-K) for the year ended February 1, 1997.



                                                             ERNST & YOUNG LLP


Philadelphia, Pennsylvania
April 24, 1997

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHARMING SHOPPES, INC.


             S / Dorrit J. Bern
      ----------------------------------
      By:  Dorrit J. Bern
      Chairman of the Board
      President and Chief Executive Officer



Date:  April 22, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      S / Dorrit J. Bern                        S / Eric M. Specter
----------------------------------        ----------------------------------
Dorrit J. Bern, April 22, 1997            Eric M. Specter, April 22, 1997
Chairman of the Board                     Executive Vice President
President and Chief Executive Officer     Chief Financial Officer



     S / Joseph L. Castle II                     S / Alan Rosskamm
----------------------------------        ----------------------------------
Joseph L. Castle II, April 22, 1997       Alan Rosskamm, April 22, 1997
Director                                  Director



      S / Michael Solomon                       S / Geoffrey W. Levy
----------------------------------        ----------------------------------
Michael Solomon, April 22, 1997           Geoffrey W. Levy, April 22, 1997
Director                                  Director



 S / Marjorie Margolies-Mezvinsky             S / Marvin L. Slomowitz
----------------------------------        ----------------------------------
Marjorie Margolies-Mezvinsky              Marvin L. Slomowitz, April 22, 1997
April 22, 1997                            Director
Director



       S / Jon A. Goldberg
----------------------------------
Jon A. Goldberg, April 22, 1997
Vice President -- Corporate Controller
Chief Accounting Officer