Form 10-Q
period 1997-05-03
CHARMING SHOPPES INC
filed 1997-06-16
CIK 19353

			      UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				 FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended May 3, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of May 3, 1997, was 105,737,866 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX

								    PAGE
								    ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)
      May 3, 1997 and February 1, 1997.............................. 1-2

   Condensed Consolidated Statements of Operations (Unaudited)
      Thirteen weeks ended May 3, 1997 and May 4, 1996..............   3

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Thirteen weeks ended May 3, 1997 and May 4, 1996..............   4

   Notes to Condensed Consolidated Financial Statements (Unaudited). 5-6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................7-10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................  11

		     PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)

						      May 3,    February 1,
(In thousands)                                         1997        1997
						       ----        ----
ASSETS

Current assets
Cash and cash equivalents............................$ 59,032    $ 78,979
Available-for-sale securities(including fair
  value adjustments of $0 and ($2), respectively)....  52,273      55,856
Income tax refund receivable.........................   5,296       3,836
Merchandise inventories.............................. 215,408     193,977
Deferred taxes.......................................   3,277       3,277
Prepayments and other................................  29,046      30,301
						     --------    --------
Total current assets................................. 364,332     366,226

Property, equipment and leasehold improvements....... 440,236     438,933
Less: accumulated depreciation and amortization...... 247,031     238,539
						     --------    --------
Net property, equipment and leasehold improvements... 193,205     200,394

Available-for-sale securities (including fair
  value adjustments of ($504) and $220, respectively) 132,597     119,975

Other assets.........................................  22,160      23,802
						     --------    --------
Total assets.........................................$712,294    $710,397
						     ========    ========

See Notes to Condensed Consolidated Financial Statements










				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)

						      May 3,    February 1,
(In thousands except shares)                           1997        1997
						       ----        ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.....................................$ 62,881    $ 55,501
Accrued expenses.....................................  83,003      84,226
Accrued restructuring expenses.......................   1,030       2,339
Current portion -- long-term debt....................      16          16
						     --------    --------
Total current liabilities............................ 146,930     142,082

Deferred taxes.......................................   9,152       9,152

Long-term debt....................................... 138,124     138,128

Stockholders' equity
Common Stock $.10 par value
   Authorized 300,000,000 shares
   Issued and outstanding 105,737,866 and
   105,470,251 shares................................  10,574      10,547
Additional paid-in capital...........................  62,610      62,818
Deferred employee compensation.......................  (1,376)     (1,444)
Unrealized (losses) gains on available-for-sale
   securities (net of income tax (benefit)
   expense of ($171) and $59, respectively)..........    (333)        159
Retained earnings.................................... 346,613     348,955
						     --------    --------
Total stockholders' equity........................... 418,088     421,035
						     --------    --------
Total liabilities and stockholders' equity...........$712,294    $710,397
						     ========    ========

See Notes to Condensed Consolidated Financial Statements











				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			       (Unaudited)

						    Thirteen Weeks Ended
(In thousands except share and                       May 3,       May 4,
per-share amounts)                                    1997         1996
						      ----         ----
Net sales...........................................$235,688     $237,454
Other income........................................   3,393          519
						    --------     --------
Total revenue....................................... 239,081      237,973
						    --------     --------
Cost of goods sold, buying and occupancy expenses... 182,951      184,122
Selling, general and administrative expenses........  56,855       59,400
Interest expense....................................   2,621        2,888
						    --------     --------
Total expenses...................................... 242,427      246,410
						    --------     --------
Loss before income taxes............................  (3,346)      (8,437)
Income tax benefit..................................  (1,004)      (2,279)
						    --------     --------
Net loss............................................$ (2,342)    $ (6,158)
						    ========     ========

Per-share data
Net loss............................................  $ (.02)      $ (.06)
						      ======       ======

Weighted average number of common shares
   outstanding...................................105,624,517  103,509,837
						 ===========  ===========

See Notes to Condensed Consolidated Financial Statements
















				    (3)

	       CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)

						      Thirteen Weeks Ended
						       May 3,       May 4,
(In thousands)                                          1997         1996
							----         ----
Operating activities
Net loss.............................................$ (2,342)    $ (6,158)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization.....................   9,499       10,532
   Amortization of deferred compensation expense.....     144          831
   Gain from disposition of capital assets...........    (250)           0
   Gain on sale of available-for-sale securities.....     (35)           0
   Changes in operating assets and liabilities:
      Income tax refund receivable...................  (1,229)      (2,987)
      Prepayments and other..........................     596       15,289
      Merchandise inventories........................ (21,431)     (16,241)
      Accounts payable...............................   7,380        6,454
      Accrued expenses...............................  (1,223)          71
      Accrued restructuring expenses.................  (1,309)      (8,439)
						     --------     --------
Net cash used in operating activities................ (10,200)        (648)
						     --------     --------
Investing activities
Investment in capital assets.........................  (1,479)      (2,164)
Proceeds from sales of capital assets................     607            0
Proceeds from sales of available-for-sale securities.  45,217            0
Gross purchases of available-for-sale securities..... (54,935)      (3,165)
Decrease (Increase) in other assets..................     445         (791)
						     --------     --------
Net cash used in investing activities................ (10,145)      (6,120)
						     --------     --------
Financing activities
Proceeds from short-term borrowings..................       0      245,895
Reduction of short-term borrowings...................       0     (239,985)
Reduction of long-term borrowings....................      (4)        (199)
Proceeds from exercise of stock options..............     402          300
						     --------     --------
Net cash provided by financing activities............     398        6,011
						     --------     --------
Decrease in cash and cash equivalents................ (19,947)        (757)
Cash and cash equivalents, beginning of period.......  78,979       25,117
						     --------     --------
Cash and cash equivalents, end of period.............$ 59,032     $ 24,360
						     ========     ========

See Notes to Condensed Consolidated Financial Statements


				    (4)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

	The condensed consolidated balance sheet as of May 3, 1997 and the condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 3, 1997 and the results of operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996 have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 3, 1997 and May 4, 1996 are not necessarily indi-cative of operating results for the full fiscal year.


2.  Stockholders' Equity

	During the thirteen weeks ended May 3, 1997, stockholders' equity changed as a result of the following items: a net loss of $2,342,000; an increase in common stock and additional paid-in capital of $306,000 from the exercise of options for Common Stock; a decrease in paid-in capital of $563,000 from shares of Common Stock tendered by employees in payment of payroll taxes due from the exercise of stock options; amortization of deferred compensation expense of $144,000; and unrealized losses on available-for-sale securities of $492,000 (net of income tax benefit of $230,000).


3.  Net Loss Per Share

	Common Stock equivalents are not included in the weighted average shares outstanding for determining net loss per share for the thirteen weeks ended May 3, 1997 and May 4, 1996 as the result would be anti-dilutive.







				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



	In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earn-ings Per Share." SFAS No. 128 establishes revised standards for reporting earnings per share. The provisions of SFAS No. 128 are effective for in-terim and annual periods ending after December 15, 1997, with restatement of prior periods required. Adoption of SFAS No. 128 will not affect the net loss per share as currently reported for the thirteen weeks ended May 3, 1997 and May 4, 1996. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's Fiscal 1998 financial statements.


4.  Asset Securitization

	In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."
SFAS No. 125 establishes the accounting for certain financial asset trans-fers, including securitization transactions. The provisions of SFAS No.
125 are effective for transactions occurring after December 31, 1996, and are applied prospectively. The adoption of SFAS No. 125 did not have a material impact on the financial statements for the thirteen weeks ended
May 3, 1997. Based on the anticipated performance of securitization transactions the Company has undertaken, the Company does not believe the adoption of the new standard will have a material impact on the Company's Fiscal 1998 financial statements. However, the Company will continuously assess the performance of new and existing securitization transactions as assumptions of cash flows change.



















				    (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

	This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition, in-cluding, in particular, certain forward-looking statements regarding store openings, capital requirements, the level of credit card delinquencies and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ mater-ially from those indicated in the forward-looking statements due to a number of factors. Such factors may include, but are not limited to, risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

RESULTS OF OPERATIONS

	The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

						   Thirteen Weeks Ended
						    May 3,       May 4,
						     1997         1996
						     ----         ----
   Net sales........................................100.0%       100.0%
   Cost of goods sold, buying and occupancy expenses 77.6         77.5
   Selling, general and administrative expenses..... 24.1         25.0
   Interest expense.................................  1.1          1.2
   Income tax benefit...............................  0.4          1.0
   Net loss......................................... (1.0)        (2.6)

Thirteen Weeks Ended May 3, 1997 and May 4, 1996

	Net sales for the first quarter ended May 3, 1997 ("Fiscal 1998 First Quarter") were $235,688,000, a 0.7% decrease from $237,454,000 for the first quarter ended May 4, 1996 ("Fiscal 1997 First Quarter"). The de-crease was primarily due to a reduction in the number of retail stores as a result of the implementation of the Company's restructuring plan, which was completed as of February 1, 1997. The number of retail stores decreased from 1,225 on May 4, 1996 to 1,131 on May 3, 1997, a reduction of 8%.
Sales of stores closed since the Fiscal 1997 First Quarter equaled 6.8% of sales for the Fiscal 1997 First Quarter. The Company, however, recorded a 5.8% increase in the Fiscal 1998 First Quarter in comparable store sales (sales generated by stores in operation during the same weeks of each period) as compared to the Fiscal 1997 First Quarter. The increase in comparable store sales was primarily attributable to increased sales of
sportswear and dresses.    In addition, the Fiscal 1998 First Quarter sales

				     (7)
from new stores opened less than a full year equaled 0.7% of the Fiscal 1997 First Quarter sales.

	Cost of goods sold, buying and occupancy expenses expressed as a per-centage of sales increased 0.1% in the Fiscal 1998 First Quarter as compared to the Fiscal 1997 First Quarter. Cost of goods sold as a percentage of sales increased 2.3% in the Fiscal 1998 First Quarter as compared to the Fiscal 1997 First Quarter. The increase in cost of goods sold as a percentage of sales resulted primarily from higher merchandise markdowns as compared to the prior year. Buying and occupancy expenses expressed as a percentage of sales decreased 2.2% in the Fiscal 1998 First Quarter as compared to the Fiscal 1997 First Quarter. The decrease in buying and occupancy expenses was due to the elimination of occupancy expenses in the 96 stores closed during the last three quarters of the fiscal year ended February 1, 1997 ("Fiscal 1997") as part of the Company's restructuring plan, which was completed as of February 1, 1997, and the savings achieved as part of the Company's expense reduction initiative.

	Selling, general and administrative expenses expressed as a percentage of sales decreased 0.9% in the Fiscal 1998 First Quarter as compared to the Fiscal 1997 First Quarter. This was primarily attributable to a reduction in selling expenses resulting from the closing of 96 stores during the last three quarters of Fiscal 1997 and administrative expense reductions as part of the Company's expense reduction initiative. Selling expenses for the current quarter have continued to be adversely impacted by high levels of delinquincies within the Company's securitized proprietary credit card receivables portfolio. However, the effect of such delinquincies has been partially offest by reduced expenses related to the servicing of the credit card operations.

	Interest expense decreased in the Fiscal 1998 First Quarter as compared to the Fiscal 1997 First Quarter. Such decrease resulted from a lower average interest rate on outstanding borrowings, which was substantially offset by an increase in the average level of borrowings outstanding. During the Fiscal 1998 First Quarter the Company had outstanding $138 million of 7.5% Convertible Subordinated Notes, as compared to average borrowings of $99 million at an average interest rate of approximately 11.5% for the Fiscal 1997 First Quarter.

	The income tax benefit for the Fiscal 1998 First Quarter was 30% of the Company's pre-tax loss, as compared to a benefit of 27% of the pre-tax loss for the Fiscal 1997 First Quarter.











				    (8)

LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 million revolving credit facility. As of May 3, 1997 the Company had work-ing capital of $217,402,000 as compared to $224,144,000 at February 1, 1997. Working capital at May 3, 1997 included $59,032,000 of cash and cash equivalents, compared to cash and cash equivalents of $78,979,000 at Feb-ruary 1, 1997. The ratio of current assets to current liabilities was 2.5 to 1 at May 3, 1997 and 2.6 to 1 at February 1, 1997.

	Net cash used in operating activities was $10,200,000 for the Fiscal 1998 First Quarter as compared to net cash used in operating activities of $648,000 for the Fiscal 1997 First Quarter. The primary reasons for the $9,552,000 increase in cash used in operations were (i) an increase of $14,693,000 in prepaid and other current assets, (ii) an increase of $4,264,000 in the Company's investment in merchandise inventories, net of accounts payable and (iii) other net uses of cash of $1,541,000. These increases in cash used in operations were partially offset by (i) a de-crease of $7,130,000 in payments for accrued restructuring expenses and
(ii) a decrease of $3,816,000 in the Company's net loss.

	The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, furniture and fixtures at the retail stores and certain other Company assets. As of May 3, 1997 the availability under this facility was approximately $101,015,000, against which the Company had outstanding letters of credit of $42,304,000. There were no cash borrowings outstanding under this agreement as of May 3, 1997. This agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

	Capital expenditures of $1,479,000 during the Fiscal 1998 First Quar-ter were primarily for the fixturing of existing retail stores. During the year ended January 31, 1998 ("Fiscal 1998"), the Company anticipates cap-ital expenditures of approximately $20 million, which are intended princi-pally for remodeling and fixturing of existing retail stores, construction and fixturing of new stores and investment in management information systems technology. The Company plans to open approximately 25 new stores during Fiscal 1998. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.





				    (9)

	As of May 3, 1997 the Company had approximately $1,030,000 of accrued, unpaid restructuring costs, primarily related to severance benefits. These costs are included in current liabilities, and are expected to be paid by the end of Fiscal 1998.

	The Company paid no dividends during the Fiscal 1998 First Quarter or Fiscal 1997 First Quarter. On October 2, 1995 the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility re-quires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.


RECENT ACCOUNTING PRONOUNCEMENTS

	In June 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes the accounting for certain finan-cial asset transfers, including securitization transactions. The provi-sions of SFAS No. 125 are effective for transactions occurring after December 31, 1996, and are applied prospectively. The adoption of SFAS No. 125 did not have a material impact on the financial statements for the thirteen weeks ended May 3, 1997. Based on the anticipated performance of securitization transactions the Company has undertaken, the Company does not believe the adoption of the new standard will have a material impact on the Company's Fiscal 1998 financial statements. However, the Company will continuously assess the performance of new and existing securitization transactions as assumptions of cash flows change.

	In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes revised standards for reporting earnings per share. The provisions of SFAS No. 128 are effective for interim and annual periods ending after December 15, 1997, with restatement of prior periods required. Adoption of SFAS No. 128 will not affect the net loss per share as currently reported for the thirteen weeks ended May 3, 1997 and May 4, 1996. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's Fiscal 1998 financial statements.














				   (10)

		       PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

	The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indi-cated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994.
(Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

27      Financial Data Schedule.


(b)     Reports on Form 8-K

	No reports on Form 8-K were filed by the Company during the quarter ended May 3, 1997.






















				   (11)

			  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   June 13, 1997              DORRIT J. BERN
	-----------------          -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   June 13, 1997              ERIC M. SPECTER
	-----------------          -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer


























				   (12)