Form 10-Q/A
period 1997-05-03
CHARMING SHOPPES INC
filed 1997-07-09
CIK 19353

			      UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

			     AMENDMENT NO. 1 TO
				 FORM 10-Q


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

This Amendment No. 1 to Form 10-Q for the Quarter Ended May 3, 1997 is being filed to include "Part II, Item 2. Changes in Securities," which was omitted from the original filing. With the exception of this Item, the remainder of this Amendment is unchanged from the original filing.



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

   Notes to Condensed Consolidated Financial Statements (Unaudited). 5-6

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................7-10


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities......................................  11

Item 6.  Exhibits and Reports on Form 8-K...........................  11

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














				   (10)

		       PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

(a)  Not applicable

(b)  Not applicable

(c)  Recent Sales of Unregistered Securities

     During the quarter ended May 3, 1997, the Company issued 164,488 shares of its Common Stock, $.10 par value. The shares were issued on Feb-ruary 6, 1997 and March 13, 1997 to employees of the Company under the terms of the Company's Restricted Stock Award Plan for Associates and the 1996 Restricted Stock Award Program. No cash consideration was received for the shares, which were issued as bonus awards to the employees. The aggre-gate fair market value of the shares on the dates of issue was $972,372.38.

     The issuance and delivery of the 164,488 shares of Common Stock under the Restricted Stock Award Plan for Associates and the 1996 Restricted Stock Award Program need not be registered under the Securities Act of 1933, as amended (the "1933 Act") because they were bonus grants of Restricted Stock under an employee benefit plan, and, therefore, did not involve an "offer" or "sale" of securities under Section 2(3) of the 1933 Act.


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




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   July 9, 1997               DORRIT J. BERN
	-----------------          -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   July 9, 1997               ERIC M. SPECTER
	-----------------          -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer


























				   (12)