Form 10-Q
period 1997-08-02
CHARMING SHOPPES INC
filed 1997-09-15
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				 FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended August 2, 1997

				    or

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

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of August 2, 1997, was 105,960,697 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX


								    PAGE
								    ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)
      August 2, 1997 and February 1, 1997........................... 1-2

   Condensed Consolidated Statements of Operations (Unaudited)
      Thirteen weeks ended August 2, 1997 and August 3, 1996........   3

Condensed Consolidated Statements of Operations (Unaudited)
      Twenty-six weeks ended August 2, 1997 and August 3, 1996......   4

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Twenty-six weeks ended August 2, 1997 and August 3, 1996......   5

   Notes to Condensed Consolidated Financial Statements (Unaudited). 6-7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................8-12


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........  13

Item 6.  Exhibits and Reports on Form 8-K...........................  14

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)

						     August 2,  February 1,
(In thousands)                                         1997        1997
						       ----        ----
ASSETS

Current assets
Cash and cash equivalents............................$ 37,583    $ 78,979
Available-for-sale securities(including fair
  value adjustments of $0 and ($2), respectively)....  56,289      55,856
Income tax refund receivable.........................   1,572       3,836
Merchandise inventories.............................. 200,549     193,977
Deferred taxes.......................................   3,277       3,277
Prepayments and other................................  36,309      30,301
						     --------    --------
Total current assets................................. 335,579     366,226

Property, equipment and leasehold improvements....... 443,005     438,933
Less: accumulated depreciation and amortization...... 256,164     238,539
						     --------    --------
Net property, equipment and leasehold improvements... 186,841     200,394

Available-for-sale securities (including fair
  value adjustments of $109 and $220, respectively)   186,975     119,975

Other assets.........................................  21,055      23,802
						     --------    --------
Total assets.........................................$730,450    $710,397
						     ========    ========

See Notes to Condensed Consolidated Financial Statements











				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)



						     August 2,  February 1,
(In thousands except shares)                           1997        1997
						       ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$ 65,884    $ 55,501
Accrued expenses.....................................  88,865      84,226
Accrued restructuring expenses.......................   2,202       2,339
Current portion -- long-term debt....................      16          16
						     --------    --------
Total current liabilities............................ 156,967     142,082

Deferred taxes.......................................   9,152       9,152

Long-term debt....................................... 138,124     138,128

Stockholders' equity
Common Stock $.10 par value
   Authorized 300,000,000 shares
   Issued and outstanding 105,960,697 and
   105,470,251 shares................................  10,596      10,547
Additional paid-in capital...........................  63,522      62,818
Deferred employee compensation.......................  (1,466)     (1,444)
Unrealized gains on available-for-sale
   securities (net of income tax
   expense of $20 and $59, respectively).............      89         159
Retained earnings.................................... 353,466     348,955
						     --------    --------
Total stockholders' equity........................... 426,207     421,035
						     --------    --------
Total liabilities and stockholders' equity...........$730,450    $710,397
						     ========    ========

See Notes to Condensed Consolidated Financial Statements












				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			       (Unaudited)


						    Thirteen Weeks Ended
(In thousands except share and                     August 2,    August 3,
per-share amounts)                                   1997         1996
						     ----         ----
Net sales..........................................$265,696     $266,678
Other income.......................................   3,675        1,571
						   --------     --------
Total revenue...................................... 269,371      268,249
						   --------     --------
Cost of goods sold, buying and occupancy expenses.. 198,322      204,601
Selling, general and administrative expenses.......  58,411       61,624
Interest expense...................................   2,559        1,606
						   --------     --------
Total expenses..................................... 259,292      267,831
						   --------     --------
Income before income taxes.........................  10,079          418
Income tax provision...............................   3,226          114
						   --------     --------
Net income.........................................$  6,853     $    304
						   ========     ========

Per-share data
Net income.........................................  $  .06       $  .00
						     ======       ======

Weighted average number of common shares
   and equivalents outstanding..................107,319,834  107,018,245
						===========  ===========

See Notes to Condensed Consolidated Financial Statements

















				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			       (Unaudited)


						   Twenty-six Weeks Ended
(In thousands except share and                     August 2,    August 3,
per-share amounts)                                   1997         1996
						     ----         ----
Net sales..........................................$501,384     $504,132
Other income.......................................   7,068        2,090
						   --------     --------
Total revenue...................................... 508,452      506,222
						   --------     --------
Cost of goods sold, buying and occupancy expenses.. 381,273      388,723
Selling, general and administrative expenses....... 115,266      121,024
Interest expense...................................   5,180        4,494
						   --------     --------
Total expenses..................................... 501,719      514,241
						   --------     --------
Income (loss) before income taxes..................   6,733       (8,019)
Income tax provision (benefit).....................   2,222       (2,165)
						   --------     --------
Net income (loss)..................................$  4,511     $ (5,854)
						   ========     ========

Per-share data
Net income (loss)..................................  $  .04       $ (.06)
						     ======       ======

Weighted average number of common shares
   and equivalents outstanding..................107,247,549  105,264,041
						===========  ===========

See Notes to Condensed Consolidated Financial Statements

















				    (4)

	       CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)

						     Twenty-six Weeks Ended
						     August 2,    August 3,
(In thousands)                                         1997         1996
						       ----         ----
Operating activities
Net income (loss)...................................$  4,511    $  (5,854)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization....................  20,080       21,515
   Amortization of deferred compensation expense....     384        1,927
   Gain from disposition of capital assets..........  (1,064)           0
   Gain on sale of available-for-sale securities....     (97)           0
   Changes in operating assets and liabilities:
      Income tax refund receivable..................   2,303       53,370
      Prepayments and other.........................  (6,359)      17,527
      Merchandise inventories.......................  (6,572)       5,795
      Accounts payable..............................  10,383       20,723
      Accrued expenses..............................   4,639         (668)
      Accrued restructuring expenses................    (137)     (14,221)
						    --------     --------
Net cash provided by operating activities...........  28,071      100,114
						    --------     --------
Investing activities
Investment in capital assets........................  (5,402)      (3,881)
Proceeds from sales of capital assets...............   2,414            0
Proceeds from sales of available-for-sale securities 125,281       20,118
Gross purchases of available-for-sale securities....(192,696)     (22,275)
Decrease in other assets............................     242          507
						    --------     --------
Net cash used in investing activities............... (70,161)      (5,531)
						    --------     --------
Financing activities
Proceeds from exercise of stock options.............     698        3,555
Reduction of long-term borrowings...................      (4)     (93,825)
Proceeds from short-term borrowings.................       0      539,702
Reduction of short-term borrowings..................       0     (539,702)
Proceeds from long-term borrowings..................       0      133,860
Reduction of restricted cash........................       0        7,000
						    --------     --------
Net cash provided by financing activities...........     694       50,590
						    --------     --------
(Decrease) increase in cash and cash equivalents.... (41,396)     145,173
Cash and cash equivalents, beginning of period......  78,979       25,117
						    --------     --------
Cash and cash equivalents, end of period............$ 37,583     $170,290
						    ========     ========

See Notes to Condensed Consolidated Financial Statements

				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

	The condensed consolidated balance sheet as of August 2, 1997 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjust-ments) necessary to present fairly the financial position at August 2, 1997 and the results of operations and cash flows for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

	During the twenty-six weeks ended August 2, 1997, stockholders' equity changed as a result of the following items: net income of $4,511,000; an increase in common stock and additional paid-in capital of $849,000 from the exercise of options for Common Stock; a decrease in paid-in capital of $502,000 from shares of Common Stock tendered by employees in payment of payroll taxes due from the exercise of stock options; amortization of deferred compensation expense of $384,000; and unrealized losses on available-for-sale securities of $70,000 (net of income tax benefit of $39,000).


3. Per-Share Data

	Net income per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. Common Stock equivalents are not included in the weighted average shares outstanding for determining net loss per share for the twenty-six weeks ended August 3, 1996 as the result would be anti-dilutive.






				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



	In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earn-ings Per Share." SFAS No. 128 establishes revised standards for reporting earnings per share. The provisions of SFAS No. 128 are effective for in-terim and annual periods ending after December 15, 1997, with restatement of prior periods required. Adoption of SFAS No. 128 will not have a material impact on the net income (loss) per share as currently reported for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's Fiscal 1998 financial state-ments.


4.  Asset Securitization

	In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."
SFAS No. 125 establishes the accounting for certain financial asset trans-fers, including securitization transactions. The provisions of SFAS No.
125 are effective for transactions occurring after December 31, 1996, and are applied prospectively. The adoption of SFAS No. 125 did not have a material impact on the financial statements for the thirteen and twenty-six week periods ended August 2, 1997. Based on the anticipated performance of securitization transactions the Company has undertaken, the Company does not believe the adoption of the new standard will have a material impact on the Company's Fiscal 1998 financial statements. However, the Company will continuously assess the performance of new and existing securitization transactions as assumptions of cash flows change.



















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


RESULTS OF OPERATIONS

	The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

			      Thirteen Weeks Ended  Twenty-six Weeks Ended
			      August 2,  August 3,  August 2,    August 3,
				1997       1996       1997         1996
				----       ----       ----         ----
Net sales..................... 100.0%     100.0%     100.0%       100.0%
Cost of goods sold, buying
   and occupancy expenses.....  74.6       76.7       76.1         77.1
Selling, general and
   administrative expenses....  22.0       23.1       23.0         24.0
Interest expense..............   1.0         .6        1.0           .9
Income tax provision (benefit)   1.2         .1         .4          (.4)
Net income (loss).............   2.6         .1         .9         (1.2)

Thirteen Weeks Ended August 2, 1997 and August 3, 1996

	Net sales for the second quarter ended August 2, 1997 ("Fiscal 1998 Second Quarter") were $265,696,000, a 0.4% decrease from $266,678,000 for the second quarter ended August 3, 1996 ("Fiscal 1997 Second Quarter").
The Company recorded a 3.2% increase in the Fiscal 1998 Second Quarter in comparable store sales (sales generated by stores in operation during the same weeks of each period) as compared to the Fiscal 1997 Second Quarter. The increase in comparable store sales was primarily attributable to in-creased sales of sportswear and dresses which accounted for 73% of Fiscal 1998 Second Quarter sales and achieved a comparable store sales increase of 5%. In addition, the Fiscal 1998 Second Quarter sales from new stores opened less than a full year equaled 0.6% of the Fiscal 1997 Second Quarter

				     (8)
sales. During the period from the beginning of the Fiscal 1997 Second Quarter to the end of the Fiscal 1998 Second Quarter, the Company closed 102 stores as part of the implementation of its restructuring plan and its ongoing real estate activities. Sales of these stores equaled 4.0% of sales for the Fiscal 1997 Second Quarter.

	Cost of goods sold, buying and occupancy expenses expressed as a per-centage of sales decreased 2.1% in the Fiscal 1998 Second Quarter as compared to the Fiscal 1997 Second Quarter. Cost of goods sold as a percentage of sales decreased 1.0% in the Fiscal 1998 Second Quarter as compared to the Fiscal 1997 Second Quarter. The decrease in cost of goods sold as a percentage of sales resulted primarily from lower merchandise markdowns as compared to the prior year. Buying and occupancy expenses expressed as a percentage of sales decreased 1.1% in the Fiscal 1998 Second Quarter as compared to the Fiscal 1997 Second Quarter. The decrease in buying and occupancy expenses was due primarily to the elimination of occupancy expenses for stores closed during the second half of the fiscal year ended February 1, 1997 ("Fiscal 1997") and a reduction in distribution center operating expenses.

	Selling, general and administrative expenses expressed as a percentage of sales decreased 1.1% in the Fiscal 1998 Second Quarter as compared to the Fiscal 1997 Second Quarter. This was primarily attributable to a reduction in selling expenses resulting from the closing of stores since the beginning of the Fiscal 1997 Second Quarter and administrative expense reductions as part of the Company's expense reduction initiative. Selling expenses for the Fiscal 1998 Second Quarter have continued to be adversely impacted by high levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio. However, the effect of such delinquencies has been partially offset by reduced expenses related to the servicing of the credit card operations.

	Interest expense increased in the Fiscal 1998 Second Quarter as com-pared to the Fiscal 1997 Second Quarter. The increase resulted from an increase in the average level of borrowings outstanding. During the Fiscal 1998 Second Quarter the Company had outstanding $138 million of 7.5% Convertible Subordinated Notes which were issued on July 22, 1996, just prior to the end of the Fiscal 1997 Second Quarter.

	The income tax provision for the Fiscal 1998 Second Quarter was 32% of the Company's pre-tax income, as compared to a provision of 27% of the pre-tax income for the Fiscal 1997 Second Quarter.

Twenty-six Weeks Ended August 2, 1997 and August 3, 1996

	Net sales for the first half of the year ending January 31, 1998 ("Fiscal 1998") were $501,384,000, a 0.6% decrease from $504,132,000 for the corresponding period of Fiscal 1997. Comparable store sales, however, increased 4.4% in the first half of Fiscal 1998 as compared to the first half of Fiscal 1997. Sales for the first half of Fiscal 1998 from new stores opened since the Fiscal 1997 Second Quarter equaled 0.6% of sales for the first half of Fiscal 1997. During Fiscal 1997 and the first half of Fiscal 1998, the Company closed 180 stores as part of the implementation

				    (9)
of its restructuring plan and its ongoing real estate activities. Sales of these stores equaled 5.3% of sales for the first half of Fiscal 1997.

	Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 1.0% in the first half of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. An increase in cost of goods sold as a percentage of sales was offset by a decrease of 1.6% in buying and occupancy expenses as a percentage of sales. The increase in cost of goods sold resulted primarily from higher merchandise markdowns in the first quarter of Fiscal 1998 as compared to the same period in Fiscal 1997. This increase was partially offset by a reduced level of markdowns in the Fiscal 1998 Second Quarter as compared to the same period in Fiscal 1997. The decrease in buying and occupancy expenses was due primarily to
(i) elimination of occupancy expenses for stores closed during Fiscal 1997,
(ii) the reduction in distribution center operating expenses during the Fiscal 1998 Second Quarter and (iii) savings achieved as part of the Company's expense reduction initiative.

	Selling, general and administrative expenses expressed as a percent-age of sales decreased 1.0% in the first half of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. This was primarily attributable to a reduction in selling expenses resulting from the closing of stores during Fiscal 1997 and administrative expense reductions as part of the Company's expense reduction initiative. Selling expenses for the current-year period have been adversely impacted by high levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio. How-ever, the effect of such delinquencies has been partially offset by reduced expenses related to the servicing of the credit card operations.

	Interest expense increased in the first half of Fiscal 1998 as com-pared to the corresponding period of Fiscal 1997 primarily as a result of an increase in the average level of borrowings outstanding, which was partially offset by a lower average interest rate on borrowings outstanding during the first quarter of Fiscal 1998 as compared to the first quarter of Fiscal 1997. During Fiscal 1998 the Company had outstanding $138 million of 7.5% Convertible Subordinated Notes which were issued just prior to the end of the Fiscal 1997 Second Quarter.

	The income tax provision for the first half of Fiscal 1998 was 33% of the Company's pre-tax income, as compared to a benefit of 27% of the pre-tax loss for the first half of Fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 mil-lion revolving credit facility. As of August 2, 1997 the Company had work-ing capital of $178,612,000 as compared to $224,144,000 at February 1, 1997. Working capital at August 2, 1997 included $37,583,000 of cash and


				    (10)
cash equivalents, compared to cash and cash equivalents of $78,979,000 at February 1, 1997. The ratio of current assets to current liabilities was
2.1 to 1 at August 2, 1997 and 2.6 to 1 at February 1, 1997. The Company increased its long-term investment portfolio to $186,975,000 as of August 2, 1997, as compared to $119,975,000 as of February 1, 1997.

	Net cash provided by operating activities was $28,071,000 for the first half of Fiscal 1998 as compared to net cash provided by operating activities of $100,114,000 for the first half of Fiscal 1997. The primary reasons for the $72,043,000 decrease in cash provided by operations were
(i) a decrease of $51,067,000 in income tax refunds receivable, (ii) an increase of $22,707,000 in the Company's investment in merchandise inven-tories, net of accounts payable and (iii) an increase of $23,886,000 in prepaid and other current assets. These decreases in cash provided by operations were partially offset by (i) a decrease of $14,084,000 in pay-ments for accrued restructuring expenses, (ii) an increase of $10,365,000 in the Company's net income and (iii) other net sources of cash of $1,168,000.

	The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, furniture and fixtures in the retail stores and certain other Company assets. As of August 2, 1997 the availability under this facility was approximately $106,800,000, against which the Company had outstanding letters of credit of $40,323,000. There were no cash borrowings outstanding under this agreement as of August 2, 1997. This agreement requires that, among other things, the Company main-tain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

	Capital expenditures of $5,402,000 during the first half of Fiscal 1998 were primarily for the fixturing of existing retail stores and the construction and fixturing of five new stores which were opened during the current year. During Fiscal 1998 the Company anticipates capital expendi-tures of approximately $20 million, which are intended principally for the remodeling and fixturing of existing retail stores, construction and fix-turing of new stores and investment in management information systems technology. The Company plans to open approximately 25 new stores during Fiscal 1998. It is anticipated that the funds required for capital expend-itures will be financed principally through internally generated funds.

	As of August 2, 1997 the Company had approximately $2,202,000 of ac-crued, unpaid restructuring costs, primarily related to severance benefits. These costs are included in current liabilities, and are expected to be paid by the end of Fiscal 1998.





				   (11)

	The Company paid no dividends during the first half of Fiscal 1998 or Fiscal 1997. On October 2, 1995 the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.


RECENT ACCOUNTING PRONOUNCEMENTS

	In June 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes the accounting for certain finan-cial asset transfers, including securitization transactions. The provi-sions of SFAS No. 125 are effective for transactions occurring after December 31, 1996, and are applied prospectively. The adoption of SFAS No. 125 did not have a material impact on the financial statements for the thirteen or twenty-six week periods ended August 2, 1997. Based on the anticipated performance of securitization transactions the Company has undertaken, the Company does not believe the adoption of the new standard will have a material impact on the Company's Fiscal 1998 financial state-ments. However, the Company will continuously assess the performance of new and existing securitization transactions as assumptions of cash flows change.

	In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes revised standards for reporting earnings per share. The provisions of SFAS No. 128 are effective for interim and annual periods ending after December 15, 1997, with restatement of prior periods required. Adoption of SFAS No. 128 will not have a material impact on the net income (loss) per share as currently reported for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's Fiscal 1998 financial statements.


















				   (12)

		       PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Shareholders was held on June 19,
1997.

(b)     Not applicable.

(c) Marvin L. Slomowitz, Geoffrey W. Levy and Marjorie Margolies-Mezvinsky were elected to serve three-year terms as Class A Directors of the Company. The vote tabulation with respect to their election as Directors was as follows:

								   Shares
					   For       Withheld   Represented
				       ----------    --------   -----------
Marvin L. Slomowitz................... 80,844,752   1,233,868    82,078,620
Geoffrey W. Levy...................... 81,113,052     965,568    82,078,620
Marjorie Margolies-Mezvinsky.......... 80,977,315   1,101,305    82,078,620

	Proposals to authorize and approve the issuance of shares under the Non-Employee Directors Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors were approved. The vote tabulation with respect to each proposal was as follows:

								    Broker
				   For       Against     Abstain   Non-Vote
			       ----------   ---------    -------   --------
Non-Employee Directors
   Compensation Program....... 78,830,714   2,397,742    303,202    546,962
Compensation Program for the
   Non-Employee Chairman of
   the Board of Directors..... 69,275,516  10,783,601    349,784  1,669,719

















				    (13)

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

 (b)    Reports on Form 8-K

	No reports on Form 8-K were filed by the Company during the quarter ended August 2, 1997.




























				   (14)

				SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   September 12, 1997         DORRIT J. BERN
	------------------         -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   September 12, 1997         ERIC M. SPECTER
	------------------         -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer


























				   (15)