Form 10-Q
period 1997-11-01
CHARMING SHOPPES INC
filed 1997-12-12
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				 FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended November 1, 1997

				    or

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

      450 WINKS LANE, BENSALEM, PA                            19020
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

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of Novem-ber 1, 1997, was 106,204,895 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX

								    PAGE
								    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)
      November 1, 1997 and February 1, 1997......................... 1-2

   Condensed Consolidated Statements of Operations (Unaudited)
      Thirteen weeks ended November 1, 1997 and November 2, 1996....   3

   Condensed Consolidated Statements of Operations (Unaudited)
      Thirty-nine weeks ended November 1, 1997 and November 2, 1996.   4

   Condensed Consolidated Statements of Cash Flows (Unaudited)
      Thirty-nine weeks ended November 1, 1997 and November 2, 1996.   5

   Notes to Condensed Consolidated Financial Statements (Unaudited). 6-7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................8-13


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities......................................  14

Item 6.  Exhibits and Reports on Form 8-K...........................  14

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)


						    November 1, February 1,
(In thousands)                                         1997        1997
						       ----        ----
ASSETS

Current assets
Cash and cash equivalents............................$ 31,000    $ 78,979
Available-for-sale securities(including fair
  value adjustments of ($5) and ($2), respectively)..  43,100      55,856
Income tax refund receivable.........................       0       3,836
Merchandise inventories.............................. 254,178     193,977
Deferred income taxes................................       0       3,277
Prepayments and other................................  36,140      30,301
						     --------    --------
Total current assets................................. 364,418     366,226

Property, equipment and leasehold improvements....... 446,352     438,933
Less: accumulated depreciation and amortization...... 264,985     238,539
						     --------    --------
Net property, equipment and leasehold improvements... 181,367     200,394

Available-for-sale securities (including fair
  value adjustments of $658 and $220, respectively).. 199,248     119,975

Other assets.........................................  21,065      23,802
						     --------    --------
Total assets.........................................$766,098    $710,397
						     ========    ========

See Notes to Condensed Consolidated Financial Statements











				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)


						    November 1, February 1,
(In thousands except shares)                           1997        1997
						       ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$101,730    $ 55,501
Accrued expenses.....................................  74,416      84,226
Income taxes payable.................................   3,745           0
Deferred income taxes................................   1,279           0
Accrued restructuring expenses.......................   1,629       2,339
Current portion -- long-term debt....................      16          16
						     --------    --------
Total current liabilities............................ 182,815     142,082

Deferred income taxes................................   9,152       9,152

Long-term debt....................................... 138,120     138,128

Stockholders' equity
Common Stock $.10 par value
   Authorized 300,000,000 shares
   Issued and outstanding 106,204,895 and
   105,470,251 shares................................  10,620      10,547
Additional paid-in capital...........................  64,119      62,818
Deferred employee compensation.......................  (1,262)     (1,444)
Unrealized gains on available-for-sale
   securities (net of income tax
   expense of $211 and $59, respectively)............     442         159
Retained earnings.................................... 362,092     348,955
						     --------    --------
Total stockholders' equity........................... 436,011     421,035
						     --------    --------
Total liabilities and stockholders' equity...........$766,098    $710,397
						     ========    ========

See Notes to Condensed Consolidated Financial Statements










				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			       (Unaudited)


						    Thirteen Weeks Ended
(In thousands except share and                    November 1,  November 2,
per-share amounts)                                   1997         1996
						     ----         ----
Net sales........................................   $236,203     $242,368
Other income.....................................      4,423        2,443
						    --------     --------
Total revenue....................................    240,626      244,811
						    --------     --------
Cost of goods sold, buying and occupancy expenses    179,908      188,181
Selling, general and administrative expenses.....     57,883       58,921
Non-recurring gain from asset securitization.....    (13,018)           0
Interest expense.................................      2,590        2,646
						    --------     --------
Total expenses...................................    227,363      249,748
						    --------     --------
Income (loss) before income taxes................     13,263       (4,937)
Income tax provision (benefit)...................      4,637       (1,333)
						    --------     --------
Net income (loss)................................   $  8,626     $ (3,604)
						    ========     ========

Per-share data
Net income (loss)................................     $  .08       $ (.03)
						      ======       ======

Weighted average number of common shares
   and equivalents outstanding...................107,740,949  105,312,121
						 ===========  ===========

See Notes to Condensed Consolidated Financial Statements

















				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			       (Unaudited)


						  Thirty-nine Weeks Ended
(In thousands except share and                    November 1,  November 2,
per-share amounts)                                   1997         1996
						     ----         ----
Net sales........................................   $737,587     $746,500
Other income.....................................     11,491        4,533
						    --------     --------
Total revenue....................................    749,078      751,033
						    --------     --------
Cost of goods sold, buying and occupancy expenses    561,181      576,904
Selling, general and administrative expenses.....    173,149      179,945
Non-recurring gain from asset securitization.....    (13,018)           0
Interest expense.................................      7,770        7,140
						    --------     --------
Total expenses...................................    729,082      763,989
						    --------     --------
Income (loss) before income taxes................     19,996      (12,956)
Income tax provision (benefit)...................      6,859       (3,498)
						    --------     --------
Net income (loss)................................   $ 13,137     $ (9,458)
						    ========     ========

Per-share data
Net income (loss)................................     $  .12       $ (.09)
						      ======       ======

Weighted average number of common shares
   and equivalents outstanding...................107,412,016  105,280,068
						 ===========  ===========

See Notes to Condensed Consolidated Financial Statements

















				    (4)

	       CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)

						    Thirty-nine Weeks Ended
						    November 1, November 2,
(In thousands)                                         1997         1996
						       ----         ----
Operating activities
Net income (loss)...................................$ 13,137    $  (9,458)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization....................  29,996       32,015
   Non-recurring gain from asset securitization..... (13,018)           0
   Deferred income taxes............................   4,556            0
   Amortization of deferred compensation expense....     579        2,567
   Gain from disposition of capital assets..........    (107)           0
   Gain on sale of available-for-sale securities....    (112)           0
   Changes in operating assets and liabilities:
      Income tax refund receivable..................   3,684       52,917
      Prepayments and other.........................  (3,636)      13,388
      Merchandise inventories....................... (60,201)     (27,308)
      Income taxes payable..........................   3,745            0
      Accounts payable..............................  46,229       20,191
      Accrued expenses..............................   3,208        2,335
      Accrued restructuring expenses................    (710)     (17,437)
						    --------     --------
Net cash provided by operating activities...........  27,350       69,210
						    --------     --------
Investing activities
Investment in capital assets........................ (12,643)      (7,699)
Proceeds from sales of capital assets...............   2,603        1,411
Proceeds from sales of available-for-sale securities 173,921       30,329
Gross purchases of available-for-sale securities....(239,813)    (109,264)
(Increase) decrease in other assets.................    (959)       4,478
						    --------     --------
Net cash used in investing activities............... (76,891)     (80,745)
						    --------     --------
Financing activities
Proceeds from exercise of stock options.............   1,570        6,321
Proceeds from long-term borrowings..................       0      133,860
Reduction of long-term borrowings...................      (8)     (95,645)
Proceeds from short-term borrowings.................       0      698,144
Reduction of short-term borrowings..................       0     (698,144)
Reduction of restricted cash........................       0        7,000
						    --------     --------
Net cash provided by financing activities...........   1,562       51,536
						    --------     --------
(Decrease) increase in cash and cash equivalents.... (47,979)      40,001
Cash and cash equivalents, beginning of period......  78,979       25,117
						    --------     --------
Cash and cash equivalents, end of period............$ 31,000     $ 65,118
						    ========     ========

See Notes to Condensed Consolidated Financial Statements

				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of November 1, 1997 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjust-ments) necessary to present fairly the financial position at November 1, 1997 and the results of operations and cash flows for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the thirty-nine week period ended November 1, 1997, stock-holders' equity changed as a result of the following items: net income of $13,137,000; an increase in common stock and additional paid-in capital of $1,479,000 from the exercise of options for Common Stock; a decrease in paid-in capital of $502,000 from shares of Common Stock tendered by em-ployees in payment of payroll taxes due from the exercise of stock options; amortization of deferred compensation expense of $579,000; and net un-realized gains on available-for-sale securities of $283,000 (net of income taxes of $152,000).


3.  Per-Share Data

     Net income per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the per-iods. Common Stock equivalents are not included in the weighted average shares outstanding for determining net loss per share for the thirteen and thirty-nine week periods ended November 2, 1996 as the result would be anti-dilutive.





				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earn-ings Per Share." SFAS No. 128 establishes revised standards for reporting earnings per share. The provisions of SFAS No. 128 are effective for in-terim and annual periods ending after December 15, 1997, with restatement of prior periods required. Adoption of SFAS No. 128 will not have a material impact on the net income (loss) per share as currently reported for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's Fiscal 1998 financial statements.


4.  Asset Securitization

     The Company securitizes and sells all of its private label credit card receivables in the public and private markets. In each securitization, credit card receivables are transferred to a trust, which issues certi-ficates representing ownership interest in the trust to institutional investors. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The Company is subject to certain recourse provisions in connection with these securitizations and has established reserves relating to these provisions.

     In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions. The Company adopted the provisions of this statement in January 1997. For transfers that result in the recog-nition of a sale, SFAS No. 125 requires that assets the Company controls and liabilities incurred by transferors be measured at fair value. In connection with the issuance in November 1997 of the Charming Shoppes Master Trust Series 1997-1 Floating Rate Class A Asset-Backed Certificates, the Company evaluated the fair value of its retained interests and related recourse provisions in these securitizations. As the result of such eval-uation, the Company reduced its recourse obligation by $13,018,000, which resulted in a non-recurring gain.











				    (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition, includ-ing, in particular, certain forward-looking statements regarding store openings, capital requirements, the level of credit card delinquencies, conversion of information systems to be year 2000 compliant and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors. Such factors may include, but are not limited to, risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

			    Thirteen Weeks Ended   Thirty-nine Weeks Ended
			   November 1, November 2, November 1, November 2,
			       1997       1996        1997         1996
			       ----       ----        ----         ----
Net sales.................... 100.0%     100.0%      100.0%       100.0%
Cost of goods sold, buying
   and occupancy expenses....  76.2       77.6        76.1         77.3
Selling, general and
   administrative expenses...  24.5       24.3        23.5         24.1
Interest expense.............   1.1        1.1         1.1          1.0
Income tax provision (benefit)  1.9        (.5)         .9          (.5)
Net income (loss)............   3.7       (1.5)        1.8         (1.3)

Thirteen Weeks Ended November 1, 1997 and November 2, 1996

     Net sales for the third quarter ended November 1, 1997 ("Fiscal 1998 Third Quarter") were $236,203,000, a 2.5% decrease from $242,368,000 for the third quarter ended November 2, 1996 ("Fiscal 1997 Third Quarter"). Comparable store sales (sales generated by stores in operation during the same weeks of each period) decreased 1.0% in the Fiscal 1998 Third Quarter as compared to the Fiscal 1997 Third Quarter. The decrease in comparable store sales was primarily attributable to reduced customer traffic during September and early October as the result of unseasonably warm weather. In addition, Fiscal 1998 Third Quarter sales from new stores opened less than a full year equaled 1.0% of Fiscal 1998 Third Quarter sales. During the period from the beginning of the Fiscal 1997 Third Quarter to the end of the Fiscal 1998 Third Quarter, the Company closed 63 stores as part of its restructuring plan and its ongoing real estate activities. Sales from these stores equaled 2.6% of sales for the Fiscal 1997 Third Quarter.

				    (8)

     Cost of goods sold, buying and occupancy expenses expressed as a per-centage of sales decreased 1.4% in the Fiscal 1998 Third Quarter as compared to the Fiscal 1997 Third Quarter. Cost of goods sold as a percentage of sales decreased 1.1% in the Fiscal 1998 Third Quarter as compared to the Fiscal 1997 Third Quarter. The decrease in cost of goods sold as a percentage of sales resulted primarily from lower merchandise markdowns as compared to the prior year and improved results of operations in the Company's sourcing operations. Buying and occupancy expenses ex-pressed as a percentage of sales decreased 0.3% in the Fiscal 1998 Third Quarter as compared to the Fiscal 1997 Third Quarter. The decrease in buying and occupancy expenses was due primarily to a reduction in dis-tribution center operating expenses and the elimination of occupancy expenses for stores closed during the second half of the fiscal year ended February 1, 1997 ("Fiscal 1997").

     Selling, general and administrative expenses expressed as a percentage of sales increased 0.2% in the Fiscal 1998 Third Quarter as compared to the Fiscal 1997 Third Quarter. The increase was primarily attributable to the effect of a higher minimum wage, which was partially offset by a reduction in advertising expenses. The effect of delinquencies within the Company's securitized proprietary credit card receivables portfolio on selling ex-penses has stabilized, and the effect of such delinquencies has been partially offset by reduced expenses related to the servicing of the credit card operations.

     The Company securitizes and sells all of its private label credit card receivables in the public and private markets. In each securitization, credit card receivables are transferred to a trust, which issues certi-ficates representing ownership interest in the trust to institutional investors. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The Company is subject to certain recourse provisions in connection with these securitizations and has established reserves relating to these provisions.

     In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions. The Company adopted the provisions of this statement in January 1997. For transfers that result in the recog-nition of a sale, SFAS No. 125 requires that assets the Company controls and liabilities incurred by transferors be measured at fair value. In connection with the issuance in November 1997 of the Charming Shoppes Master Trust Series 1997-1 Floating Rate Class A Asset-Backed Certificates, the Company evaluated the fair value of its retained interests and related recourse provisions in these securitizations. As the result of such eval-uation, the Company reduced its recourse obligation by $13,018,000, which resulted in a non-recurring gain.

     Interest expense decreased in the Fiscal 1998 Third Quarter as com-pared to the Fiscal 1997 Third Quarter. The decrease resulted from repayment during the Fiscal 1997 Third Quarter of debt outstanding as of the beginning of the quarter. During the Fiscal 1998 Third Quarter and Fiscal 1997 Third Quarter the Company had outstanding $138 million of 7.5% Convertible Subordinated Notes which were issued on July 22, 1996.

				    (9)

     The income tax provision for the Fiscal 1998 Third Quarter was 35% of the Company's pre-tax income, as compared to an income tax benefit of 27% of the pre-tax loss for the Fiscal 1997 Third Quarter. The increase in the effective tax rate is primarily attributable to an increase in state income taxes and an increase in non-deductible permanent differences relating to certain Company-owned life insurance policies.

Thirty-nine Weeks Ended November 1, 1997 and November 2, 1996

     Net sales for the first three quarters of the year ending January 31, 1998 ("Fiscal 1998") were $737,587,000, a 1.2% decrease from $746,500,000 for the corresponding period of the year ended February 1, 1997 ("Fiscal 1997"). Comparable store sales, however, increased 2.6% in the first three quarters of Fiscal 1998 as compared to the first three quarters of Fiscal 1997. Sales for the first three quarters of Fiscal 1998 from new stores opened since the Fiscal 1997 Third Quarter equaled 0.8% of sales for the first three quarters of Fiscal 1997. During Fiscal 1997 and the first three quarters of Fiscal 1998, the Company closed 184 stores as part of its restructuring plan and its ongoing real estate activities. Sales of these stores equaled 4.4% of sales for the first three quarters of Fiscal 1997.

     Cost of goods sold, buying and occupancy expenses expressed as a per-centage of sales decreased 1.2% in the first three quarters of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. Cost of goods sold was constant as a percentage of sales and buying and occupancy expenses de-creased 1.2% as a percentage of sales. Higher merchandise markdowns in the first quarter of Fiscal 1998 were offset by a reduced level of markdowns in the second and third quarters of Fiscal 1998 as compared to the same per-iods in Fiscal 1997. The decrease in buying and occupancy expenses was due primarily to: (i) elimination of occupancy expenses for stores closed during Fiscal 1997, (ii) the reduction in distribution center operating expenses during the second and third quarter of Fiscal 1998 and (iii) savings achieved as part of the Company's expense reduction initiative.

     Selling, general and administrative expenses expressed as a percent-age of sales decreased 0.6% in the first three quarters of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. This was primarily attributable to a reduction in selling expenses resulting from the closing of stores during Fiscal 1997 and administrative expense reductions as part of the Company's expense reduction initiative. These reductions were par-tially offset by the effect of the increase in the minimum wage. Selling expenses for the current-year period have been adversely impacted by an increase in the level of delinquencies within the Company's securitized proprietary credit card receivables portfolio. However, the effect of such delinquencies has stabilized, and has been partially offset by reduced expenses related to the servicing of the credit card operations.

     Income before income taxes for the first three quarters of Fiscal 1998 includes a non-recurring gain of $13,018,000 which occurred in November 1997 in connection with the issuance of Charming Shoppes Master Trust Asset-Backed Certificates (see "Results of Operations -- Thirteen Weeks Ended November 1, 1997 and November 2, 1996," above).



				    (10)

     Interest expense increased in the first three quarters of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. The increase re-sulted from higher average levels of borrowings outstanding in the current-year period, which were partially offset by a lower average interest rate on borrowings outstanding during the current-year period. During Fiscal 1998 the Company had outstanding $138 million of 7.5% Convertible Subor-dinated Notes which were issued just prior to the end of the Fiscal 1997 Second Quarter.

     The income tax provision for the first three quarters of Fiscal 1998 was 34% of the Company's pre-tax income, as compared to a benefit of 27% of the pre-tax loss for the first three quarters of Fiscal 1997. The increase in the effective tax rate is primarily attributable to an increase in state income taxes and an increase in non-deductible permanent differences relat-ing to certain Company-owned life insurance policies.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 mil-lion revolving credit facility. As of November 1, 1997 the Company had working capital of $181,603,000 as compared to $224,144,000 at February 1,
1997.   Working capital at November 1, 1997 included $31,000,000 of cash and cash equivalents, compared to cash and cash equivalents of $78,979,000 at February 1, 1997. The ratio of current assets to current liabilities was 2.0 to 1 at November 1, 1997 and 2.6 to 1 at February 1, 1997. The Company increased its long-term investment portfolio to $199,248,000 as of November 1, 1997, as compared to $119,975,000 as of February 1, 1997.

     Net cash provided by operating activities was $27,350,000 for the first three quarters of Fiscal 1998 as compared to net cash provided by operating activities of $69,210,000 for the first three quarters of Fiscal 1997. The primary reasons for the $41,860,000 decrease in cash provided by operations were: (i) a decrease of $49,233,000 in income tax refunds received, (ii) an increase of $17,024,000 in prepaid and other current as-sets and (iii) an increase of $6,855,000 in the Company's investment in
merchandise inventories, net of accounts payable.   These decreases in cash
provided by operations were partially offset by: (i) an increase of $9,907,000 in the Company's net income excluding non-cash gains and expenses, (ii) a decrease of $16,727,000 in payments for accrued restruc-turing expenses, (iii) an increase of $3,745,000 in income taxes payable, and (iv) an increase of $873,000 in accrued expenses.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility, which expires on June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. This facility is secured by merchandise inventory, furniture and fixtures in the retail stores and certain other Company assets. As of November 1, 1997 the


				    (11)
availability under this facility was approximately $129,700,000, against which the Company had outstanding letters of credit of $28,520,000. There were no cash borrowings outstanding under this agreement as of November 1, 1997. This agreement requires that, among other things, the Company main-tain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     Capital expenditures of $12,643,000 during the first three quarters of Fiscal 1998 were primarily for the fixturing of existing retail stores and the construction and fixturing of 17 new stores which were opened during the current year. During Fiscal 1998 the Company anticipates capital ex-penditures of approximately $20 million, which are intended principally for the remodeling and fixturing of existing retail stores, construction and fixturing of new stores and investment in management information systems technology. The Company plans to open a total of approximately 25 new stores during Fiscal 1998. It is anticipated that the funds required for capital expenditures will be financed principally through internally gener-ated funds.

     On November 2, 1997 the Company announced that its Board of Directors has approved the repurchase of up to 10,000,000 shares of the Company's Common Stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions, and will be funded entirely from current cash and cash equivalents. The timing of the pur-chases and the number of shares purchased will depend on market conditions. Shares acquired will be held as treasury stock. The repurchased shares will be available for use under the Company's employee benefit programs and for other general corporate purposes.

     The Company is conducting a comprehensive review of its information systems to determine which systems will require modification to enable proper processing of transactions related to the year 2000 and beyond (year 2000 compliance). Based on preliminary estimates, the Company expects that it will spend between $1.0 million and $1.5 million through the end of the fiscal year ending January 30, 1999 ("Fiscal 1999") to modify its infor-
mation systems to be year 2000 compliant.   These costs will be expensed as
incurred. The Company expects that its information systems will be modi-fied to be year 2000 compliant on a timely basis. However, to the extent that systems of other companies with which the Company is associated are not year 2000 compliant on a timely basis, the Company's future operations could be adversely affected.


RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes revised standards for reporting earnings per share. The provisions of SFAS No. 128 are effective for interim and annual periods ending after December 15, 1997, with restatement of prior periods required. Adoption of SFAS No. 128 will not have a material impact on the net income (loss) per share as currently reported for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's Fiscal 1998 financial statements.

				    (13)

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

(a)  Not applicable

(b)  Not applicable

(c)  Recent Sales of Unregistered Securities

     During the quarter ended November 1, 1997, the Company issued 100 shares of its Common Stock, $.10 par value. The shares were issued on October 31, 1997 to an employee of the Company under the terms of the Com-pany's Restricted Stock Award Plan for Associates. No cash consideration was received for the shares, which were issued as a bonus award to the employee. The aggregate fair market value of the shares on the date of issue was $518.75.

     The issuance and delivery of the 100 shares of Common Stock under the Restricted Stock Award Plan for Associates need not be registered under the Securities Act of 1933, as amended (the "1933 Act") because they were a bonus grant of Restricted Stock under an employee benefit plan, and, there-fore, did not involve an "offer" or "sale" of securities under Section 2(3) of the 1933 Act.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits which were previously filed are incorporated by reference. For Exhibits incorporated by refer-ence, the location of the Exhibit in the previous filing is indicated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

11   Computation of Primary and Fully Diluted Earnings Per Share

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended November 1, 1997.


				    (14)


				 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)

Date:   December 10, 1997          DORRIT J. BERN
	-----------------          -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   December 10, 1997          ERIC M. SPECTER
	-----------------          -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer



























				    (15)