Form 10-K405
period 1998-01-31
CHARMING SHOPPES INC
filed 1998-05-01
CIK 19353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 1998
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission file number  0-7258

                           CHARMING SHOPPES, INC.
          (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                        23-1721355
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

 450 Winks Lane, Bensalem, Pennsylvania                       19020
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 245-9100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.10 per share)
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 26, 1998, 100,720,159 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on March 26, 1998), held by non-affiliates was approximately $482 million.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

                           CHARMING SHOPPES, INC.
                        1998 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

PART I
Item 1  Business
          General......................................................   1
          Merchandising and Marketing..................................   3
          Purchasing...................................................   6
          Distribution.................................................   7
          Stores.......................................................   7
          Store Management and Employees...............................   9
          Trademarks and Servicemarks..................................   9
          Cautionary Statement for Purposes of the "Safe
            Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995..............................   9

Item 2  Properties.....................................................  11

Item 3  Legal Proceedings..............................................  12

Item 4  Submission of Matters to a Vote of Security Holders............  12

Item 4a Executive Officers of the Registrant...........................  12

PART II
Item 5  Market for the Registrant's Common Equity and
  Related Stockholders' Matters........................................  14

Item 6  Selected Financial Data........................................  15

Item 7  Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................  16

Item 7a Quantitative and Qualitative Disclosures About Market Risk.....  29

Item 8  Financial Statements and Supplementary Data....................  30

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................  62

PART III
Item 10 Directors and Executive Officers of the Registrant.............  63

Item 11 Executive Compensation.........................................  63

Item 12 Security Ownership of Certain Beneficial Owners and Management.  63

Item 13 Certain Relationships and Related Transactions.................  63

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K  64

                                  PART I


Item 1.  Business

General

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates through its subsidiary corporations 1,135 women's specialty apparel stores in 42 states (as of January 31, 1998), the substantial majority of which are located in the Northeast quadrant of the United States. Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly-owned subsidiaries. The Company's 1,077 "Fashion Bug" stores specialize in selling, at moderate and popular prices, a wide variety of junior, misses, large-size and girls-size sportswear, dresses, coats, lingerie, accessories and casual footwear. The Company's 58 "Fashion Bug Plus" stores specialize in similar merchandise for the large-size customer. The Company's stores sell both brand-name merchandise and specially manufactured garments under one of the Company's private labels.

The Company has also carried an assortment of men's casual apparel in most of its "Fashion Bug" stores. In the fall of 1997, the Company eliminated men's merchandise from approximately 300 of its stores in order to refine its product assortments. On March 5, 1998, the Company's Board of Directors approved a plan to eliminate men's merchandise from the remaining "Fashion Bug" stores during the fiscal year ending January 30, 1999 ("Fiscal 1999"). The Company expects that the elimination of men's merchandise will allow for further development of product categories that are more closely related to its existing women's apparel businesses. The Company plans to focus on the development and expansion of its junior apparel, junior accessories and footwear categories. The Company expects to begin the repositioning of these stores in the Fall of Fiscal 1999.

The Company's real estate strategy is focused on locating stores in strip shopping centers. As of the end of the fiscal year ended January 31, 1998 ("Fiscal 1998") approximately 82% of the Company's stores were located in strip shopping centers. The Company believes that its customers visit strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls. The Company's "Fashion Bug" stores average 9,600 square feet in size. During Fiscal 1998, the Company opened 25 stores while closing 24 underperforming stores. The Company continues to seek new locations which meet its

                                    (1)
financial and operational objectives. In January 1998, the Company acquired 28 stores from Petrie Retail, Inc. These stores, the majority of which are now open under the "Fashion Bug" name, will partly enable the Company to expand into previously unserved markets.

The Company continually evaluates its real estate portfolio to determine what action, if any, is necessary to maintain or improve sales productivity and store profitability. As a result of this process and the decision to eliminate men's merchandise from the "Fashion Bug" stores, on March 5, 1998, the Company's Board of Directors also approved a plan to record a one-time pre-tax charge of approximately $34,000,000 for the cost of downsizing approximately 100 stores and closing approximately 65 underperforming stores. The charge is to be recorded during the first quarter of Fiscal 1999 in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as this plan was approved subsequent to the end of Fiscal 1998.

On November 2, 1997, the Company announced that its Board of Directors approved the repurchase of up to ten million shares of the Company's Common Stock. As of January 31, 1998, the Company had repurchased a total of 5,580,000 shares for $25,382,000. During the first quarter of Fiscal 1999, the Company repurchased an additional 400,000 shares for $1,800,000. These shares are held as treasury stock. The Company will continue to evaluate market conditions to determine if additional shares will be repurchased during Fiscal 1999.

The Company employs a business strategy, initiated in the fall of 1995 after a significant management and financial restructuring, which focuses efforts on providing fashion apparel and related merchandise which meet the demands of its primary customers. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. The Company responds to the needs of its customers by providing a variety of choices in its merchandise assortment. The Company offers an assortment of both casual and career oriented products. Merchandise which complements these areas such as accessories, intimate apparel and footwear are also featured. The Company has expanded its product line to include junior merchandise which is intended to appeal to a younger, trend-influenced consumer. To complement this area, the girl's assortment has been redefined to reflect the apparel tastes of the pre-teen audience.

Product assortments are tailored to the demographics of an area, and merchandise is available for six distinct seasons -- spring, summer, transitional, fall, holiday and transitional. The Company maintains

                                    (2)
quality standards with respect to merchandise fabrication, construction and fit. Realistic initial pricing is also part of the business strategy. The pricing provides sufficient margin to permit merchandise discounts in order to stimulate customer purchases. In addition, the Company's advertising expenditures are focused on stimulating customer traffic through targeted direct mail advertising to preferred customers selected from a database of customer purchase information which includes approximately 2,600,000 active proprietary credit card customers, as well as customers who utilize cash and third party credit cards. The Company also uses radio and newspaper advertising to stimulate traffic at certain strategic times of the year.

In order to meet the demands of its primary customer, the Company utilizes the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends and quickly replenish merchandise inventory as necessary. The Company uses its overseas sourcing operation to procure basic low-risk commodity merchandise which generally requires longer lead times.

Merchandising and Marketing

The Company employs a merchandise strategy which emphasizes a variety of choices in its merchandise assortment. The Company utilizes domestic fashion market guidance, fashion advisory services and in-store testing to determine the optimal product assortment for its customer base. Management believes that this results in a higher degree of accuracy in predicting consumer preferences while reducing the Company's inventory investment and risk. The purpose of this strategy is to enable the Company to provide merchandise assortments to meet its customers' preferences.

The Company offers an assortment of both casual and career oriented products. Merchandise which complements these areas such as accessories, intimate apparel and footwear are also featured. The Company has expanded its product line to include junior merchandise which is intended to appeal to a younger, trend-influenced consumer. To complement this area, the girl's assortment has been redefined to reflect the apparel tastes of the pre-teen audience. The Company has also carried an assortment of men's casual apparel in most of its "Fashion Bug" stores. In the fall of 1997, the Company eliminated men's merchandise from approximately 300 of its stores in order to refine its product assortments. On March 5, 1998, the Company's Board of Directors approved a plan to eliminate men's merchandise from the remaining "Fashion Bug" stores during Fiscal 1999. The Company expects that the elimination of men's merchandise will allow for further development of product categories that are more closely related to its existing women's apparel businesses. The Company plans to focus on the

                                    (3)
development and expansion of its junior apparel, junior accessories and footwear categories. These businesses are expected to yield improved sales and gross margin productivity as compared to the men's merchandise. The Company expects to begin the repositioning of these stores in the Fall of Fiscal 1999.

Product assortments are tailored to the demographics of an area, and merchandise will be available for six distinct seasons -- spring, summer, transitional, fall, holiday and transitional. In addition, the Company maintains quality standards with respect to merchandise fabrication, construction and fit. The Company also continues to redefine its merchandise assortments to reflect the needs and demands of diverse customer groups. The Company has distribution systems in place whereby stores which are identified as having certain customer profiles can be merchandised with products specifically targeted to such customers. In addition, the Company continues to work to improve inventory turnover by better managing the inventory receipt flow of seasonal merchandise to its stores across all geographic regions. Further, the Company addresses the different lifestyle needs of its customers with respect to fashion by varying the depth and assortments of career and casual merchandise.

The Company employs a realistic pricing strategy which is aimed at setting the initial price markup of fashion merchandise in order to increase the percentage of sales at the ticketed price. Management believes this strategy has resulted in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. The pricing does allow sufficient margin to permit merchandise discounts in order to stimulate customer purchases when necessary. The Company expects to continue to achieve a higher initial markup in the basic low-risk commodity merchandise that is purchased through its overseas sourcing operation.

The Company continues to be promotionally oriented. The Company's advertising expenditures are focused on stimulating customer traffic thorough targeted direct mail advertising to preferred customers selected from a database of customer purchase information which includes approximately 2,600,000 active proprietary credit card customers, as well as customers who utilize cash and third party credit cards. The Company also uses radio and newspaper advertising to stimulate traffic at certain strategic times of the year. In addition, the Company continues to explore alternative forms of advertising such as national magazine advertising and selected television advertising vehicles. Pricing policies, displays, store promotions, and convenient store hours are also used to attract customers. With the planning and guidance of specialized home office personnel, each store provides such displays and advertising as may be


                                    (4)
necessary to feature certain merchandise or certain promotional selling prices from time to time.

In order to meet the demands of its primary customers, the Company utilizes the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends and quickly replenish merchandise inventory as necessary. The Company uses its overseas sourcing operation to procure basic low-risk commodity merchandise which generally requires longer lead times. In Fiscal 1998, approximately 70% of merchandise was purchased in the domestic market with the remainder being developed by the Company's sourcing organization.

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

The Company experiences a normal seasonal sales pattern for the retail apparel industry, with its peak sales occurring during the Christmas season and other, less significant, increases around Easter and Labor Day. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 1998, as a percent of total sales, were 23.2%, 26.1%, 23.2% and 27.5%, respectively.

The Company encourages sales on its proprietary credit card. The proprietary credit program has approximately 2,600,000 active accounts which accounted for 36% of retail sales in Fiscal 1998. The Company believes that the credit card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for targeted direct mail promotion and encouraging incremental sales. The Company controls and services its entire proprietary credit card file, and has entered into various agreements whereby it securitizes and sells all of these receivables. In each securitization, the receivables are transferred to a trust which issues certificates representing ownership interests in the trust.

                                    (5)

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

The merchandising staff obtains store and chain-wide inventory information generated by a merchandise information system utilizing point-of-sale terminals, through which merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted-to-actual sales and make merchandising decisions, as needed, including re-order, mark-downs and changes in the buying plans for upcoming seasons.

During Fiscal 1998, the Company purchased merchandise from approximately 900 suppliers, none of which accounted for more than 5% of its purchases. In Fiscal 1998, approximately 70% of merchandise was purchased in the domestic market on an open account basis, the remainder being developed by

                                    (6)
the Company's sourcing organization. During Fiscal 1998, the Company's Hong Kong office conducted its sourcing operations in 21 countries while maintaining satellite offices in 3 of these countries. Purchases of such merchandise is done via letter of credit with third party factories, with the Company being the importer of record. The Company also has a manufacturing facility in the Dominican Republic which manufactures certain basic knit products.

Distribution

The Company operates two distribution centers. One is located in Bensalem, Pennsylvania, adjacent to the Company's corporate headquarters. This automated facility, which also contains executive, administrative and buying offices, occupies approximately 515,000 square feet. The second distribution facility is located in Greencastle, Indiana. The 150-acre tract of land contains a building of approximately 525,000 square feet. The Company estimates that, by operating multiple shifts, it would have the ability to service over 2,000 stores from these two distribution centers.

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

The Company's merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise, thereby enabling the stores to offer fresh product assortments on a regular basis.

Stores

The Company's 1,135 stores (as of January 31, 1998) are primarily located in suburban areas and small towns. Approximately 82% of these stores are located in strip shopping centers, while the balance are located in community and regional malls. Typically, stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.


                                    (7)

The "Fashion Bug" stores range in size, generally, from 5,000 square feet to 15,000 square feet, averaging approximately 9,600 square feet. The "Fashion Bug Plus" stores range in size, generally, from 3,000 square feet to 5,000 square feet, averaging approximately 4,000 square feet. Total leased space was 10,587,000 square feet as of the end of Fiscal 1998, as compared to 10,650,000 square feet as of the end of the fiscal year ended February 1, 1997 ("Fiscal 1997").

On March 5, 1998, the Board of Directors of the Company approved a plan to downsize approximately 100 stores and close approximately 65 underperforming stores. This decision, in combination with the strategic decision to terminate the men's apparel line in the Company's stores, is aimed at improving sales productivity and store profitability.

In January 1998, the Company acquired 28 stores from Petrie Retail, Inc. These stores, the majority of which are now open under the "Fashion Bug" name, will partly enable the Company to expand into previously unserved markets. The Company plans to open 65 stores in total during Fiscal 1999.

The Company's store openings and closings over the past five fiscal years is set forth in the following table:

                                            Year Ended
                         Jan. 31,   Feb. 1,   Feb. 3,  Jan. 28,  Jan. 29,
                             1998      1997      1996      1995      1994
                             ----      ----      ----      ----      ----
Number of Stores
Open at beginning
  of period..............   1,134     1,301     1,428     1,333     1,220
Opened during period.....      25         5        47       126       157
Closed or combined
  during period..........     (24)     (172)     (174)      (31)      (44)
                            -----     -----     -----     -----     -----
                            1,135     1,134     1,301     1,428     1,333
                            =====     =====     =====     =====     =====

Store Type
Fashion Bug..............   1,077     1,073     1,234     1,346     1,248
Fashion Bug Plus.........      58        61        67        82        85
                            -----     -----     -----     -----     -----
                            1,135     1,134     1,301     1,428     1,333
                            =====     =====     =====     =====     =====


                                     (8)

Store Management and Employees

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager who are in daily operational control. The Company has 101 district managers who travel to all stores in their district on a frequent basis, to supervise store operations, each having responsibility for an average of approximately 11 stores. The district managers are supervised by 12 regional managers who report to the Director of Stores. Generally, store managers are appointed from the group of assistant managers, and district managers are appointed from the group of existing store managers. The Company's policy is to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling and reporting through point-of-sale terminals. As of the end of Fiscal 1998, the Company employed approximately 12,600 people, approximately 6,500 of whom were employed on a part-time basis. In addition, a number of temporary employees are hired during the Christmas season.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company has made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, performance and financial condition. This report includes, in particular, forward-looking statements regarding the Company's expectations of future performance following implementation of its business strategy, restructurings and expense reduction initiatives and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding store openings and closings, foreign sourcing operations, capital requirements, and other matters. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, actual results could differ materially from those currently anticipated due to a number of factors, including those identified below.




                                    (9)

Ability to Implement Business Strategy

The Company's future results and financial condition are dependent on the successful implementation of its business strategy. While the Company believes that this strategy will enable it to improve its financial results, there can be no assurance that this strategy will be successful, that the anticipated benefits of this strategy will be realized, that management will be able to implement such strategy on a timely basis, that the Company will return to profitability levels previously experienced or that losses will not be incurred in the future.

Dependence on Key Management

The Company's success and its ability to successfully implement its business strategy depends largely on the efforts and abilities of Dorrit J. Bern, the Company's Chairman of the Board, President and Chief Executive Officer, and her management team. The loss of the services of one or more of such key personnel could have a material adverse effect on the Company's business and financial results. The Company does not maintain key-man insurance policies with respect to any of its employees.

Other Factors

Actual results could also differ materially from those currently anticipated due to (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) a further increase in Federal (or State) Minimum Wage, (v) an acceleration in the rate of business failures in the retail industry, (vi) the loss of certain or all of the collateral pledged under the Company's credit facilities, (vii) the availability and/or cost of receivables securitization arrangements, (viii) an increase in the rate of bad debt expense among the Company's proprietary credit card customers, (ix) the risks attendant to the sourcing of the Company's merchandise needs abroad, including China's assumption of control of Hong Kong, exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping or increased costs of transportation, (x) the availability and cost of external financing, (xi) competitive pressures, and
(xii) the imposition of more onerous payment terms for merchandise purchases. In addition, the market price of the Company's Common Stock, which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to quarter-to-quarter variations in the Company's revenues and earnings, variations in monthly sales figures,


                                    (10)
and general stock market volatility unrelated to the Company's operating performance.


Item 2.  Properties

The Company leases all store premises, with the exception of 6 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on sales performance and payment of real estate taxes and common area charges.

With respect to leased stores open as of January 31, 1998, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                    Number
                                 of Leases
                      Period      Expiring
                      ------      --------
                    1998                12
                    1999 - 2003         81
                    2004 - 2008        158
                    2009 - 2013        206
                    2014 - 2018        191
                    2019 - 2023        248
                    2024 - 2028        197
                    2029 - 2041         42

The Company owns offices and an approximately 515,000 square foot distribution center in Bensalem, Pennsylvania and a 525,000 square foot distribution center in Greencastle, Indiana (see "Item 1. Business - Distribution" above).

The Company owns approximately 22 acres in two parcels across the street from the Company's offices and distribution center in Bensalem, Pennsylvania. This 22-acre tract contains a 110,000 square foot office building which houses the Company's data processing facility and additional administrative offices. Spirit of America National Bank, a wholly-owned subsidiary of the Company, which is the Company's proprietary credit card bank, occupies 15,000 square feet of leased office space in Milford, Ohio. The Company owns or leases a total of 40,000 square feet of office and warehouse space in Hong Kong.



                                    (11)

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


Item 4a.  Executive Officers of the Registrant

The following list contains certain information relative to Executive Officers of the Company as of April 22, 1998. There are no family relationships among any Executive Officers. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during July 1998, or until their successors are duly elected and qualified.

Dorrit J. Bern, 47, has served as Chairman of the Board of Directors since January 1997. Prior to that, she served as Vice Chairman of the Board of Directors from September 1995 to January 1997. She has also served as President and Chief Executive Officer since September 1995. Prior to that, she served as Group Vice President of Women's Apparel and Home Fashions at Sears, Roebuck & Co. from December 1993 to August 1995 and as Category Vice President of Women's Apparel from December 1992 to December 1993. Ms. Bern's term as a Director expires in 1999.

Anthony A. DeSabato, 49, has served as Executive Vice President and Corporate Director of Human Resources for more than five years.

Eric M. Specter, 40, has served as Executive Vice President - Chief Financial Officer since January 1997. He has also served as Treasurer since February 1998. Prior to that he served as Vice President - Chief Financial Officer from December 1995 to January 1997. Prior to that, he served as Vice President - Corporate Controller for more than five years.

Colin D. Stern, 49, has served as Executive Vice President and General Counsel for more than five years. He has also served as Secretary since February 1998.


                                    (12)

Elizabeth Williams, 44, has served as Executive Vice President - Merchandising since October 1995. Prior to that, she served as Divisional Vice President - Misses Sportswear and Special Sizes at Sears, Roebuck & Co. from February 1994 to October 1995 and as Divisional Merchandise Manager from August 1990 to February 1994.

Erna Zint, 54, has served as Executive Vice President - Sourcing since January 1996. Prior to that, she served as Corporate Vice President - Southeast Asia Operations for Leslie Fay Companies, Inc. from December 1990 to December 1995.

Jon A. Goldberg, 38, has served as Vice President - Corporate Controller since December 1995. Prior to that, he served as Vice President - Retail Controller from May 1995 to December 1995 and as Retail Controller from August 1990 to May 1995.

Carmen Monaco, 51, has served as Vice President - Marketing since May 1997. Prior to that he served as Senior Vice President - Marketing/Advertising at Goody's Family Clothing Inc. from August 1992 to May 1997.


                                     (13)

                                  PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

(a) Principal Market: The Company's Common Stock is traded on the over-the-counter market and quoted on the Nasdaq National Market under the symbol CHRS.

(b) The following table sets forth the high and low closing sale prices for the Company's Common Stock during the indicated periods, as reported by Nasdaq.

                     Fiscal 1998          Fiscal 1997
                    High      Low        High      Low
                    ----      ---        ----      ---
1st Quarter....   $6        $4 3/8     $6 9/16   $3
2nd Quarter....    6 1/8     5 3/16     8 1/4     6 1/8
3rd Quarter....    7 1/32    5 1/16     7 3/4     4 1/2
4th Quarter....    5 3/8     3 15/16    5 9/16    4 7/16

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

(c)      Approximate Number of Holders of Common Stock:

         The approximate number of holders of record of the Company's Common Stock as of March 26, 1998 was 2,839. This number excludes individual stockholders holding stock under nominee security position listings.

(d)      Recent Sales of Unregistered Securities

During the quarter ended January 31, 1998, the Company issued 39 shares of its Common Stock, $.10 par value. The shares were issued on December 22, 1997 to an employee of the Company under the terms of the Company's Restricted Stock Award Plan for Associates. No consideration was received for the shares, which were issued as a bonus award to the employee. The aggregate fair market value of the shares on the date of issue was $180.38.

                                      (14)

The issuance and delivery of the 39 shares of Common Stock under the Restricted Stock Plan for Associates need not be registered under the Securities Act of 1933, as amended (the 1933 Act) because it was a bonus grant of Restricted Stock under an employee benefit plan, and, therefore, did not involve an offer or sale of securities under Section 2(3) of the 1933 Act.


Item 6.  Selected Financial Data

The following table presents selected financial data for the Company for each of the five fiscal years ended as of January 29, 1994 through January 31, 1998. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under Item 8 of this Form 10-K.

                         CHARMING SHOPPES, INC. AND SUBSIDIARIES
                              FIVE-YEAR COMPARATIVE SUMMARY

                                                                        Year Ended
(in thousands except              Jan. 31,             Feb. 1,              Feb. 3,            Jan. 28,         Jan. 29,
per share amounts)                  1998                 1997               1996(1)              1995             1994
                                 ----------          -----------        -----------           ----------       ----------
Net sales ................       $1,016,537          $ 1,016,297        $ 1,102,384           $1,272,693       $1,254,122
Non-recurring gain from
  asset securitization ...           13,018(2)                 0                  0                    0                0
Restructuring charge .....                0                    0            103,000(3)                 0                0
Income (loss) before cumu-
  lative effect  of
  accounting change ......           19,334               (7,237)          (139,241)              44,689           75,765(4)
Income (loss) per share
  before cumulative effect
  of accounting change ...              .18                 (.07)             (1.35)                 .43              .74(4)
Income (loss) per share
  before cumulative effect
  of accounting change,
  assuming dilution ......              .18                 (.07)             (1.35)                 .42              .70(4)
Cash dividends per common
  share(5) ...............              .00                  .00               .045                  .09              .09

At year end:
Total assets .............       $  709,738          $   710,397        $   681,746           $  840,809       $  829,233
Current portion -
  Long-term debt .........               16                   16             57,691                5,002            5,005
Long-term debt ...........          138,116              138,128             38,102               17,298           22,298
Working capital ..........          163,208              224,144            199,457              191,815          181,906
Stockholders' equity .....          416,810              421,035            419,029              558,822          522,100

(1)      The fiscal year ended February 3, 1996 consists of 53 weeks.


                                      (15)

(2) During the third quarter of Fiscal 1998, the Company recorded a non-recurring gain of $13,018,000 as a result of the adoption of SFAS No. 125 as related to the sale of credit card receivables during Fiscal 1998 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Asset Securitization" below).

(3) During the fourth quarter of the fiscal year ended February 3, 1996, the Company's Board of Directors approved a restructuring plan which resulted in a fourth quarter pre-tax charge of $103,000,000 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Restructuring Charge" below).

(4) Net income for the fiscal year ended January 29, 1994 is before the cumulative effect of an accounting change of $3,991,000 or $.04 per share.

(5) On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock (see "Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters" above).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concerning the Company's operations, performance and financial condition including, in particular, forward-looking statements regarding the Company's expectations of future performance following implementation of its business strategy, recent restructurings and expense reduction initiatives, and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding store openings and closings, foreign sourcing operations, capital requirements and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors identified in Part 1, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 of this Annual Report on Form 10-K, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                                      (16)

1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S "FASHION BUG" STORES

On March 5, 1998, the Company's Board of Directors approved a plan to record a one-time pre-tax charge of approximately $34,000,000 to account for the cost of downsizing approximately 100 stores and closing approximately 65 underperforming stores, during the fiscal year ending January 30, 1999 ("Fiscal 1999"). This plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. Sales of men's merchandise were approximately $48,000,000 in Fiscal 1998 and are expected to be approximately $15,000,000 in Fiscal 1999. In the fall of 1997, the Company eliminated men's merchandise from approximately 300 of its stores in order to refine its product assortments. The Company expects that the elimination of men's merchandise will allow for further development of product categories that are more closely related to its existing women's apparel businesses. The Company plans to focus on the development and expansion of its junior apparel, junior accessories and footwear categories. These businesses are expected to yield improved sales and gross margin productivity as compared to the men's merchandise. The Company expects to cease selling men's merchandise by the Fall of 1998 at which time it will begin to reposition the merchandise assortments in these stores. The Company does not expect to realize the full benefit of this strategy until after Fiscal 1999. The charge is to be recorded during the first quarter of Fiscal 1999 in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as this plan was approved subsequent to the end of the fiscal year ended January 31, 1998 ("Fiscal 1998").


                                    (17)

RESULTS OF OPERATIONS

Financial Summary

The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                                         Percentage Increase
                                                                              (Decrease)
                                      Percentage of Net Sales               From Prior Year
                                Fiscal        Fiscal         Fiscal       Fiscal      Fiscal
                                 1998          1997           1996       1998-1997   1997-1996
                                ------        ------         ------      ---------   ---------
Net sales .............          100.0%        100.0%         100.0%        0.0%         (7.8)%
Cost of goods sold,
  buying and occupancy            76.0          77.0           83.2        (1.3)        (14.7)
Selling, general and
  administrative ......           22.9          23.8           27.1        (3.5)        (19.3)
Non-recurring gain from
  asset securitization             1.3           0.0            0.0          **            **
Restructuring charge ..            0.0           0.0            9.3         0.0        (100.0)
Interest expense ......            1.0           0.9            0.3         8.5         161.3
Income tax (benefit)
  expense .............            1.0          (0.3)          (6.9)         **            **
Net income (loss) .....            2.0          (0.7)         (12.6)         **            **

**  Not meaningful

Net Sales

Net sales for the fiscal year ended January 31, 1998 totaled $1,016,537,000, which is approximately equal to net sales of $1,016,297,000 for the fiscal year ended February 1, 1997 ("Fiscal 1997"). The Company experienced a 3.0% increase in comparable store sales (sales generated by stores in operation during the same weeks of each period) in Fiscal 1998 from Fiscal 1997. In addition, sales from new stores (sales generated by stores in operation during Fiscal 1998 that were not in operation during the corresponding weeks in Fiscal 1997) in Fiscal 1998 equaled 1.0% of Fiscal 1997 sales. Sales for Fiscal 1997 which were not comparable with sales for Fiscal 1998 as a result of the closing of stores in those years equaled 3.8% of Fiscal 1997 sales. The number of retail stores increased from 1,134 as of February 1, 1997 to 1,135 as of January 31, 1998.

Sales for the fourth quarter of Fiscal 1998 totaled $278,950,000, a 3.4% increase from $269,797,000 for the corresponding period of Fiscal 1997. The Company experienced a 3.9% increase in comparable store sales in the

                                     (18)
fourth quarter of Fiscal 1998 as compared to the fourth quarter of Fiscal 1997. In addition, sales from new stores equaled 1.5% of Fiscal 1997 fourth quarter sales; and, sales in the fourth quarter of Fiscal 1997 which were not comparable with sales for the fourth quarter of Fiscal 1998 as a result of the closing of stores in those years equaled 2.2% of Fiscal 1997 fourth quarter sales.

The increases in comparable store sales were primarily attributable to increased sales of sportswear, dresses, accessories and footwear. Such increases were partially offset by declines in comparable sales in outerwear and men's apparel.

Net sales decreased 7.8% in Fiscal 1997 as compared to net sales in the fiscal year ended February 3, 1996 ("Fiscal 1996"). The primary reason for this decrease was a 12.5% reduction from Fiscal 1996 sales as a result of stores closed during Fiscal 1996 and Fiscal 1997 and an additional week of sales in Fiscal 1996, which equaled 1.5% of Fiscal 1997 sales. The Company experienced a 4.5% increase in comparable store sales in Fiscal 1997 from Fiscal 1996 and sales from new stores open less than a full year equaled 2.2% of Fiscal 1996 sales.

Net sales for the fourth quarter of Fiscal 1997 decreased 16.2% as compared to net sales for the corresponding period during Fiscal 1996. This decrease in sales was primarily due to a 12.5% reduction from fourth quarter Fiscal 1996 sales as a result of stores closed during Fiscal 1996 and Fiscal 1997 and an additional week of sales in Fiscal 1996, which equaled 9.0% of Fiscal 1997 fourth quarter sales. The Company experienced a 2.5% increase in comparable store sales in the fourth quarter of Fiscal 1997 from the fourth quarter of Fiscal 1996 and sales from new stores open less than a full year equaled 0.6% of Fiscal 1996 fourth quarter sales.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 1.0% in Fiscal 1998 as compared to the prior year. The Company's cost of goods sold in relation to sales was constant in Fiscal 1998 as compared to Fiscal 1997. Buying and occupancy expenses decreased as a percentage of sales in Fiscal 1998 as compared to the prior year as a result of reductions in distribution center operating expenses, lower store depreciation expense and decreases in store occupancy expenses.

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 0.5% in the fourth quarter of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. This improvement was attributable to improvements in both merchandise gross margins and buying and occupancy

                                     (19)
expenses expressed a percentage of sales. The decrease in cost of goods sold in relation to sales in the fourth quarter of Fiscal 1998 as compared to the corresponding period of Fiscal 1997 resulted from an improvement in gross margins due to improved sales in higher margin categories. The decrease in buying and occupancy expenses in relation to sales in the fourth quarter of Fiscal 1998 was due primarily to reductions in distribution center operating expenses, lower store depreciation expense and decreases in merchandising payroll expenses which were partially offset by increases in store occupancy expenses.

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 6.2% in Fiscal 1997 as compared to Fiscal 1996. The Company's cost of goods sold in relation to sales decreased during Fiscal 1997 as a result of a significantly reduced level of price reductions, which are initiated to stimulate consumer demand. The reduced level of price reductions was made possible by a favorable response to the Company's new merchandising strategy implemented during Fiscal 1997. Buying and occupancy expenses in relation to sales decreased in the fourth quarter of Fiscal 1998 as compared to the corresponding period of Fiscal 1997 as a result of cost savings attributable to the closing of underperforming stores, the renegotiation of store lease obligations and the reduction of distribution and merchandising personnel.

Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 15.4% in the fourth quarter of Fiscal 1997 as compared to the corresponding period of Fiscal 1996. The Company's cost of goods sold in relation to sales decreased during the fourth quarter of Fiscal 1997 as a result of a significantly reduced level of price reductions made possible by a more favorable consumer response to the Company's new merchandising strategy. Buying and occupancy expenses decreased as a percentage of sales in the fourth quarter of Fiscal 1997 as compared to the prior year as a result of cost savings attributable to the closing of underperforming stores, the renegotiation of store lease obligations and the reduction of distribution and merchandising personnel.

Selling, General and Administrative

Selling, general and administrative expenses expressed as a percentage of sales decreased 0.9% in Fiscal 1998 as compared to Fiscal 1997. This was primarily attributable to the closing of underperforming stores during Fiscal 1997 and administrative expense reductions as part of the Company's expense reduction initiative. These reductions were partially offset by the effect of the increase in the Federal minimum wage. Selling expenses for Fiscal 1998 continued to be adversely impacted by a higher, although


                                     (20)
stable, level of delinquencies within the Company's securitized proprietary credit card receivables portfolio. However, the impact of these increased expenses has been partially offset by reduced expenses related to the servicing of the credit card operations.

Selling, general and administrative expenses expressed as a percentage of sales decreased 3.3% in Fiscal 1997 as compared to Fiscal 1996. This was primarily attributable to the Company's efforts to reduce operating costs through the closing of underperforming stores, the reduction of store payroll expenses, a decrease in advertising and promotional expenses and the reduction of corporate and administrative personnel.

Non-recurring Gain From Asset Securitization

The Company securitizes all of its private label credit card receivables in the public and private markets. In each securitization, credit card receivables are transferred to a trust, which issues certificates representing ownership interest in the trust to institutional investors. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The Company is subject to certain recourse provisions in connection with securitizations entered into prior to January 1, 1997 and has established reserves relating to these provisions.

In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions. The Company adopted the provisions of this statement in January 1997. For transfers that result in the recognition of a sale, SFAS No. 125 requires that assets obtained and liabilities incurred by transferors be measured at fair value. In conjunction with the sale of $83,500,000 of credit card receivables during Fiscal 1998, the Company evaluated the fair value of its participation interest and related recourse provisions in these securitizations. As the result of such evaluation, the Company recognized a non-recurring gain of $13,018,000.

Interest Expense

Interest expense increased in Fiscal 1998 as compared to the corresponding period of Fiscal 1997 as a result of an increase in the average amount of long-term debt outstanding. The average amount of long-term debt outstanding in Fiscal 1998 was $138,138,000 in Fiscal 1998 as compared to $105,140,000 in
Fiscal 1997. The impact of this increase was partially offset by a reduction in the average interest rate on the combined debt

                                     (21)
from 8.67% in Fiscal 1997 to 7.5% in Fiscal 1998. The primary reason for this increase in principal and reduction in rate was the issuance in July 1996 of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes") which were issued, in part, to repay the outstanding principal balance of term loans issued in November 1995.

Interest expense increased in Fiscal 1997, as compared to Fiscal 1996, as a result of the interest expense associated with the Notes as well as the interest expense associated with $92,350,000 of term loans which were issued in November 1995.

Restructuring Charge - Fiscal 1996

In Fiscal 1996, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $103,000,000. The restructuring charge included $58,878,000 related to the planned closing of 290 stores, $34,487,000 related to the reorganization of foreign merchandise sourcing operations, $5,445,000 for severance benefits and a $4,190,000 write-off of surplus store construction fixtures and equipment. From inception of this restructuring plan, the Company closed 294 underperforming stores, reduced store employees by 2,300 and reduced non-store employees by 600. As of January 31, 1998, all costs relating to the restructuring had been paid. There were no material changes in the restructuring plan as originally announced or in the estimates of charges accrued with respect to this restructuring plan.

Income Tax (Benefit) Expense

The income tax expense for Fiscal 1998 was $10,088,000, resulting in a 34.3% effective tax rate, as compared to a $2,683,000 income tax benefit, resulting in a (27.1)% effective tax rate for Fiscal 1997. The change in the effective tax rate is primarily attributable to an increase in state income taxes, a decrease in foreign income taxes, and a decrease in non-deductible permanent differences relating to certain Company-owned life insurance policies. This compares with a $75,747,000 income tax benefit, resulting in a (35.2)% effective tax rate for Fiscal 1996. The decrease in the effective tax rate for Fiscal 1997 as compared to Fiscal 1996 is primarily attributable to an increase in state income taxes and an increase in non-deductible permanent differences relating to certain Company-owned life insurance policies (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Income Taxes" below).



                                    (22)

Performance Analysis

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.

                                               Fiscal   Fiscal   Fiscal
                                                1998     1997     1996
                                               ------   ------  -------
Net return on average stockholders' equity..     4.6%   (1.7)%  (28.5)%
Net return on average total assets..........     2.7%   (1.0)%  (18.3)%


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's primary sources of working capital are cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment portfolio and its $150 million revolving credit facility described below. The Company considers, and currently uses for internal management purposes, the following measures of liquidity and capital resources:

                                   Fiscal            Fiscal            Fiscal
(dollars in thousands)              1998              1997              1996
                                 ----------        ----------        ----------
Working capital ..........       $  163,208        $  224,144        $  199,457
Cash provided by (used in)
  operating activities ...           83,484           131,399           (55,434)
Current ratio ............              2.1               2.6               2.0
Debt to equity ratio .....             33.1%             32.8%             22.9%

The Company's cash flow from operations decreased $47.9 million in Fiscal 1998 as compared to Fiscal 1997. The primary reason for this decrease was a reduction in income tax refunds received, a smaller decrease in the net investment in inventory and an increase in prepaid assets. An increase in income, net of the non-recurring gain from asset securitization, and an increase in accrued expenses partially offset the decrease in cash flow from operations.

The Company's cash flow from operations increased $186.8 million in Fiscal 1997 as compared to Fiscal 1996. The primary reason for this increase was a reduction of $132.0 million in the net loss for Fiscal 1997 as compared to Fiscal 1996. In addition, reductions in the income tax refund

                                    (23)
receivable, deferred taxes and merchandise inventories, net of accounts payable, served to further increase cash flow from operations. A reduced level of losses from abandonment of capital assets and the payment of accrued restructuring expenses partially offset the improvement in cash flow from operations.

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

On July 22, 1996, the Company completed a public offering of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The net proceeds of the offering to the Company, after underwriting discounts and commissions, were $133,860,000. The Notes are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, on or after July 15, 1999, at declining redemption prices, starting at 103.750% of principal and decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes. Of the net proceeds received, $35,624,000 were used to repay the remainder of the Company's outstanding term loans. The remaining net proceeds were invested in cash-equivalent and available-for-sale securities.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchandise inventory, furniture and fixtures within retail stores and certain other Company assets. As of the end of Fiscal 1998, the availability under the facility was approximately $98,356,000, against which the Company had outstanding letters of credit of $22,875,000. There were no cash borrowings outstanding under the agreement as of the end of Fiscal 1998. The agreement requires that, among other things, the Company

                                     (24)
maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

The Company has formed a trust to which it has transferred, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust, has entered into various agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins whereby the principal payments are made to the party with whom the trust has entered into the securitization agreement. The Company securitized $376,885,000 and $402,670,000 of credit card receivables in Fiscal 1998 and Fiscal 1997, respectively, and had $313,874,000 of credit card receivables under securitizations outstanding as of January 31, 1998, of which the Company retained an interest equal to $38,893,000 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Asset Securitization" below).

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

The terms of certain of the Company's securitizations require the Company to maintain a certain level of assets, retained by the trust, to absorb potential credit losses. The amounts available to absorb potential credit losses were included in available-for-sale securities and were $12,750,000 and $9,042,000 as of January 31, 1998 and February 1, 1997, respectively, which were held in a cash collateral account. In the event of a deterioration in the performance of the credit card receivables portfolio, the Company will be required to increase its contribution to the cash collateral account through distributions otherwise due to the Company from the trust. In the event the cash collateral account is released to the investors, the Company will have a subordinated interest equal to its contribution to the released amounts. Management does not believe that such events will have a material adverse effect on the Company.

If such securitization agreements were to become unavailable to the Company or prohibitively expensive, this could have a material adverse effect on the Company's results of operations and financial position. The Company receives loan servicing proceeds from the Charming Shoppes Master Trust

                                    (25)
representing income from credit card finance charge income and fees in excess of interest paid to certificate holders, credit losses and other expenses. As a result, although the Company's securitization agreements provide for the Company to continue to service the credit card receivables and control credit policy, a significant decrease in loan servicing proceeds as a result of an increase in interest paid to certificate holders, credit losses or other expenses may result in a material adverse effect on the Company's results of operations.

At January 31, 1998, the Company had $12,750,000 of receivables from the credit card securitizations and $38,893,000 of Charming Shoppes Master Trust Certificates, collectively, which will be available first and foremost to satisfy the claims of its creditors, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

The Company has historically entered into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating-rate credit card securitizations. The Company had no interest-rate swap agreements in effect during Fiscal 1998 or Fiscal 1997. The Company has entered into interest-rate cap agreements with an aggregate notional amount of $143.5 million as of the end of Fiscal 1998 (see "Item 8, Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Derivative Financial Instruments Held For Purposes Other Than Trading" below).

The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment portfolio and its $150 million revolving credit facility are sufficient to support current operations.

Capital Requirements

Capital expenditures amounted to $22.0 million, $11.8 million and $30.0 million in Fiscal 1998, 1997 and 1996, respectively. In Fiscal 1998, such expenditures were for the leasehold improvements and fixtures of new stores, the remodeling and fixturing of existing retail stores, the acquisition of leases for stores to be opened in Fiscal 1999, investment in loss prevention equipment, and an investment in systems technology to complement the Company's merchandising strategies. In Fiscal 1997, such expenditures were primarily for remodeling and fixturing of existing retail stores. In Fiscal 1996, such expenditures were primarily for new store

                                     (26)
construction, the remodeling and expansion of existing stores and the expansion of the Company's Greencastle, Indiana distribution center.

During Fiscal 1999, the Company anticipates capital expenditures of approximately $25 million, which are intended principally for (i) remodeling and fixturing of existing retail stores, (ii) construction and fixturing of new stores and (iii) investment in management information systems technology. The Company plans to open approximately 65 new stores during Fiscal 1999, including 28 which were acquired during January 1998 from a competitor which had closed such locations. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.

The Company continually evaluates its real estate portfolio to determine what action, if any, is necessary to maintain or improve sales productivity and store profitability. As a result of this process and the previously mentioned decision to eliminate men's merchandise from the "Fashion Bug" stores (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S "FASHION BUG" STORES"" above and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Subsequent Event" below), on March 5, 1998, the Company's Board of Directors approved a plan to record a one-time pre-tax charge of approximately $34,000,000 to account for the cost of downsizing approximately 100 stores and closing approximately 65 underperforming stores. The charge is to be recorded during the first quarter of Fiscal 1999 in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as this plan was approved subsequent to the end of Fiscal 1998. It is currently estimated that cash payments required to execute this plan will be approximately $23,000,000.

The Company has estimated debt maturity payments of $16,000 in Fiscal 1999.

On November 2, 1997, the Company announced that its Board of Directors approved the repurchase of up to ten million shares of the Company's Common Stock. As of January 31, 1998, the Company had repurchased a total of 5,580,000 shares for $25,382,000. During the first quarter of Fiscal 1999, the Company repurchased an additional 400,000 shares for $1,800,000. These shares are held as treasury stock. The Company will continue to evaluate market conditions to determine if additional shares will be repurchased during Fiscal 1999.

The Company has not paid cash dividends since Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's

                                    (27)
revolving credit facility (discussed above) requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.

Impact of Year 2000

Since Fiscal 1997 the Company has been in the process of modifying or replacing its existing computer systems to make them Year 2000 compliant. It is anticipated that this project will be completed during the fiscal year ending January 29, 2000 ("Fiscal 2000"). The Company currently estimates that the total cost of achieving compliance will range between $1,500,000 and $2,500,000 over the period from Fiscal 1997 through Fiscal 2000. The Company has also initiated discussions with its significant vendors to ensure that these parties have appropriate plans to remediate Year 2000 issues.

Inflation

The Company's financial statements are presented on a historical cost basis. The Company believes that the impact of inflation during Fiscal 1998 has not been material to its financial condition and results of operations.

Impact of Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are required to be adopted by the Company as of the beginning of Fiscal 1999. SFAS No. 130 requires disclosure of transactions from non-owner sources which affect stockholders' equity in a separate financial statement for the period in which they are recognized. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers and the factors used by management to determine reportable segments. The adoption of these statements will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect these statements will have on financial statement disclosures.


                                    (28)

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates a credit card banking subsidiary. Its primary activity is to service its own private label credit card account portfolio, the balances of which were sold under a credit card securitization program. Under the securitization program, the Company may be exposed to fluctuations in interest rates to the extent that a portion of the investor certificates are floating-rate instruments.

The Company manages a portion of its interest rate risk through the use of derivative instruments that cap a portion of interest rate risk. The Company regularly monitors interest rate fluctuations and the business implications such rate changes may have to the value of its private label credit card program and matches such interest rate risk to each asset it then securitizes.

As of January 31, 1998, rate exposure to floating-rate-interest instruments represented approximately $84 million, or approximately 26% of all securitized assets under the credit card receivable program. The credit card banking subsidiary has no interest rate risk other than the instruments identified. Certain interest rate cap agreements protect both asset-backed-certificate investors and the Company to the extent that short-term interest rates were to exceed 9% and 12%. To the extent that short-term interest rates were to increase by one percentage point by the end of the next fiscal year, an increase of approximately $306,000 in selling, general and administrative expenses would result. Conversely, a decrease by one percentage point would result in a corresponding decrease in selling, general and administrative expenses. Such increase or decrease would not have been material to the Company's Fiscal 1998 results of operations or financial condition.


                                     (29)

Item 8.  Financial Statements and Supplementary Data


             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 31, 1998 and February 1, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for asset securitizations as of January 1, 1997.

                                ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 24, 1998

                                     (30)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                         January 31,  February 1,
(dollars in thousands except per share amounts              1998         1997
                                                         -----------  -----------
ASSETS
Current Assets
Cash and Cash Equivalents .............................   $ 12,349       $ 78,979
Available-for-Sale Securities [including fair
  value adjustments of $37 as of January 31,
  1998 and ($2) as of February 1, 1997] ...............     84,909         55,856
Income Tax Refund Receivable ..........................          0          3,836
Merchandise Inventories ...............................    175,785        193,977
Deferred Taxes ........................................        863          3,277
Prepayments and Other .................................     31,975         30,301
                                                         -----------  -----------
Total Current Assets ..................................    305,881        366,226
                                                         -----------  -----------
Property, Equipment and Leasehold
  Improvements - at Cost ..............................    443,017        438,933
Less: Accumulated Depreciation and Amortization .......    257,013        238,539
                                                         -----------  -----------
Net Property, Equipment and Leasehold Improvements ....    186,004        200,394
                                                         -----------  -----------
Available-for-Sale Securities [including fair value
  adjustments of $474 as of January 31, 1998 and
  $220 as of February 1, 1997] ........................    207,191        119,975
Other Assets ..........................................     10,662         23,802
                                                         -----------  -----------
Total Assets ..........................................   $709,738       $710,397
                                                         ===========  ===========

See Notes to Consolidated Financial Statements.


                                    (31)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)

                                                          January 31,       February 1,
(dollars in thousands except per share amounts)              1998              1997
                                                          -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable ....................................       $  53,623        $  55,501
Accrued Expenses ....................................          82,911           86,565
Income Taxes Payable ................................           6,123                0
Current Portion - Long-Term Debt ....................              16               16
                                                          -----------       -----------
Total Current Liabilities ...........................         142,673          142,082
                                                          -----------       -----------
Deferred Taxes ......................................          12,139            9,152
Long-Term Debt ......................................         138,116          138,128
Stockholders' Equity
Common Stock $.10 par value
  Authorized - 300,000,000 shares
  Issued - 106,249,385 shares and 105,470,251 shares           10,625           10,547
Additional Paid-In Capital ..........................          64,019           62,818
Treasury stock at cost - 5,580,000 shares ...........         (25,382)               0
Deferred Employee Compensation ......................          (1,073)          (1,444)
Unrealized Gains on Available-for-Sale Securities
  [net of income tax expense of $179 as of January
  31, 1998 and $59 as of February 1, 1997] ..........             332              159
Retained Earnings ...................................         368,289          348,955
                                                          -----------       -----------
Total Stockholders' Equity ..........................         416,810          421,035
                                                          -----------       -----------
Total Liabilities and Stockholders' Equity ..........       $ 709,738        $ 710,397
                                                          ===========       ===========

Certain prior-year amounts have been reclassified to conform to current-
  year presentation.
See Notes to Consolidated Financial Statements.


                                   (32)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended
(in thousands except                    January 31,        February 1,        February 3,
per share amounts)                         1998               1997               1996
                                        -----------        -----------        -----------
Net Sales .......................       $ 1,016,537        $ 1,016,297        $ 1,102,384
Other Income ....................            15,986              7,464              5,655
                                        -----------        -----------        -----------
Total Revenue ...................         1,032,523          1,023,761          1,108,039
                                        -----------        -----------        -----------
Cost of Goods Sold, Buying and
  Occupancy Expenses ............           772,709            782,671            917,064
Selling, General and
  Administrative Expenses .......           233,020            241,431            299,297
Non-recurring Gain from Asset
  Securitization ................           (13,018)                 0                  0
Restructuring Charge ............                 0                  0            103,000
Interest Expense ................            10,390              9,579              3,666
                                        -----------        -----------        -----------
Total Expenses ..................         1,003,101          1,033,681          1,323,027
                                        -----------        -----------        -----------
Income (Loss) Before Income Taxes            29,422             (9,920)          (214,988)
Income Tax (Benefit) Expense ....            10,088             (2,683)           (75,747)
                                        -----------        -----------        -----------
Net Income (Loss) ...............       $    19,334        $    (7,237)       $  (139,241)
                                        ===========        ===========        ===========
Per Share Data
Net Income (Loss) ...............       $       .18        $      (.07)       $     (1.35)
Cash Dividends ..................       $       .00        $       .00        $      .045

The fiscal year ended February 3, 1996 consists of 53 weeks.
See Notes to Consolidated Financial Statements.


                                    (33)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended
                                              January 31,      February 1,     February 3,
(in thousands)                                   1998            1997             1996
                                              -----------      -----------     -----------
Operating Activities
Net Income (Loss) ......................       $ 19,334        $  (7,237)       $(139,241)
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided By (Used
  In) Operating Activities:
  Deferred Income Taxes ................          5,401              773          (21,065)
  Depreciation and Amortization ........         40,092           45,089           46,988
  Amortization of Deferred Compensation             718            2,994            2,195
  Non-recurring Gain from Asset
    Securitization .....................        (13,018)               0                0
  (Gain) Loss from Disposition of
    Capital Assets .....................         (2,107)          (2,115)          37,546
  Tax Expense Related to Stock Plans ...            (78)            (505)            (373)
  Net (Gain) Loss on Sale of Available-
    for-Sale Securities ................           (109)               0               44
    Changes in Operating Assets and
    Liabilities:
    Income Tax Refund Receivable .......          3,836           53,066          (49,460)
    Merchandise Inventories ............         18,192           26,873           37,702
    Accounts Payable ...................         (1,878)          15,030          (14,289)
    Prepayments and Other ..............         (2,266)          17,842           33,853
    Income Taxes Payable ...............          6,003                0                0
    Accrued Expenses ...................          9,364          (20,411)          10,666
                                              -----------      -----------     -----------
Net Cash Provided By (Used In)
  Operating Activities .................         83,484          131,399          (55,434)
                                              -----------      -----------     -----------

The fiscal year ended February 3, 1996 consists of 53 weeks.
Certain prior-year amounts have been reclassified to conform to current-year presentation.

See Notes to Consolidated Financial Statements.


                                    (34)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                                Year Ended
                                                January 31,     February 1,      February 3,
(in thousands)                                     1998             1997             1996
                                                -----------     -----------      -----------
Investing Activities
Gross Purchases of Available-for-Sale
  Securities .............................       (419,983)        (190,569)         (30,525)
Proceeds from Sales of Available-for-
  Sale Securities ........................        304,189           56,462          108,898
Investment in Capital Assets .............        (22,001)         (11,802)         (30,007)
Proceeds from Sales of Capital Assets ....          3,565            9,141                0
Decrease in Other Assets .................          7,908            7,376            8,703
                                                -----------     -----------      -----------
Net Cash Provided By (Used In)
  Investing Activities ...................       (126,322)        (129,392)          57,069
                                                -----------     -----------      -----------
Financing Activities
Purchases of Treasury Stock ..............        (25,382)               0                0
Proceeds from Exercise of Stock Options ..          1,602            6,644              562
Reduction of Long-Term Borrowings ........            (12)         (95,649)          (9,369)
Reduction of Short-Term Borrowings .......              0         (761,097)        (247,822)
Proceeds from Long-Term Borrowings .......              0          138,000                0
Proceeds from Short-Term Borrowings ......              0          761,097          247,822
Underwriting Discounts and Commissions
  on Long-Term Borrowings ................              0           (4,140)               0
(Increase) Decrease in Restricted Cash ...              0            7,000           (7,000)
Dividends Paid ...........................              0                0           (4,634)
                                                -----------     -----------      -----------
Net Cash Provided By (Used In) Financing
  Activities .............................        (23,792)          51,855          (20,441)
                                                -----------     -----------      -----------
Increase (Decrease) in Cash and Cash
  Equivalents ............................        (66,630)          53,862          (18,806)
Cash and Cash Equivalents, Beginning
  of Year ................................         78,979           25,117           43,923
                                                -----------     -----------      -----------
Cash and Cash Equivalents, End of Year....      $  12,349        $  78,979        $  25,117
                                                ===========     ===========      ===========

The fiscal year ended February 3, 1996 consists of 53 weeks.
See Notes to Consolidated Financial Statements.

                                   (35)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Additional
                                             Common Stock              Paid-in               Treasury Stock
(dollars in thousands)                 Shares           Amount         Capital           Shares           Amount
                                   ------------        --------      ----------        ----------        --------
Balance, January 28, 1995 ......    102,894,239        $ 10,289        $ 55,176                 0        $      0
Issued to Employees, Net .......         88,406               9            (169)
Exercise of Stock Options ......        270,005              27             279
Tax Expense - Employee Stock
  Programs .....................                                           (373)
                                   ------------        --------      ----------        ----------        --------
Balance, February 3, 1996 ......    103,252,650          10,325          54,913                 0               0
Issued to Employees, Net .......        475,698              48           2,162
Exercise of Stock Options ......      1,741,903             174           6,248
Tax Expense - Employee Stock
  Programs .....................                                           (505)
                                   ------------        --------      ----------        ----------        --------
Balance, February 1, 1997 ......    105,470,251          10,547          62,818                 0               0
Issued to Employees, Net .......        286,627              29             (23)
Exercise of Stock Options ......        492,507              49           1,302
Purchases of Treasury Stock ....                                                       (5,580,000)        (25,382)
Tax Expense - Employee Stock
  Programs .....................                                            (78)
                                   ------------        --------      ----------        ----------        --------
Balance January 31, 1998 .......    106,249,385        $ 10,625        $ 64,019        (5,580,000)       $(25,382)
                                   ============        ========        ========        ==========        ========


See Notes to Consolidated Financial Statements.


                                    (36)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                              Unrealized Gains
                                Deferred        (Losses) on
                                Employee      Available-For-Sale     Retained
(in thousands)                Compensation       Securities          Earnings
                              ------------    ------------------    ---------
Balance, January 28, 1995 ..    $(5,025)          $(1,685)          $ 500,067
Issued to Employees, net ...        416
Amortization ...............      2,195
Unrealized Gains [net of
  income taxes of ($914)] ..                        1,698
Cash Dividends .............                                           (4,634)
Net Loss ...................                                         (139,241)
                                -------           -------           ---------
Balance, February 3, 1996 ..     (2,414)               13             356,192
Issued to Employees, net ...     (2,024)
Amortization ...............      2,994
Unrealized Gains [net of
  income taxes of ($50)] ...                          146
Net Loss ...................                                           (7,237)
                                -------           -------           ---------
Balance, February 1, 1997 ..     (1,444)              159             348,955
Issued to Employees, net ...       (347)
Amortization ...............        718
Unrealized Gains [net of
  income taxes of ($120)] ..                          173
Net Income .................                                           19,334
                                -------           -------           ---------
Balance, January 31, 1998 ..    $(1,073)          $   332           $ 368,289
                                =======           =======           =========

See Notes to Consolidated Financial Statements.


                                     (37)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


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


                                    (38)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


original maturity of greater than three months and a remaining maturity of less than one year.

Inventories
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

Property and Depreciation
Depreciation and amortization for financial reporting purposes are principally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $35,307,000, $39,378,000 and $44,126,000 in Fiscal 1998, 1997 and 1996, respectively.

Asset Securitizations
In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective January 1, 1997 and which establishes the accounting for certain financial asset transfers, including securitization transactions. As a result of the adoption of SFAS No. 125 in January 1997, the Company recorded as an asset on the balance sheet the retained rights to future interest income from the sold credit card receivables that exceed the contractual servicing fee (i.e., interest-only strips) and recorded a liability on the balance sheet for its costs associated with its future servicing obligations associated with the sold credit card receivables. The Company prospectively adopted the requirements of SFAS No. 125 for the securitization of its proprietary credit cards. The incremental effect of applying the new requirements was to increase income before income taxes in Fiscal 1998 by $3,941,000. The adoption of SFAS No. 125 did not have a material impact on the Fiscal 1997 financial statements.Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general and administrative expenses in the accompanying statements of income.

Interest Rate Cap Agreements
The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its asset-backed certificates issued in connection with its

                                    (39)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


credit card securitizations. An interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount the Company is obligated to pay to the counterparty is an initial premium. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been, and are expected to be, highly correlated with the interest rates the Company incurs on its asset-backed certificates. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of selling, general and administrative expenses (the accrual accounting method). The cost of these agreements is included in other assets and amortized to selling, general and administrative expenses ratably during the life of the agreement.

Upon termination of an interest-rate cap agreement, to the extent it represents the value attributable to the market interest rate exceeding the strike rate of the cap and it continues to be probable that asset-backed certificates of at least as much as the notional amount of the terminated cap will be outstanding, the gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction of selling, general and administrative expenses. Additional gains or losses are recognized in earnings. Any notional amounts of agreements in excess of the balance of asset-backed certificates to be outstanding during their terms would be marked to market, with changes in market value recorded in selling, general and administrative expenses.

Common Stock Plans
The Company accounts for stock compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation expense relating to Employee Stock Option and Stock Incentive Plans is amortized over the required employment period. No compensation expense is recognized for the Company's option plans which have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as of Fiscal 1997.

                                    (40)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $22,677,000, $23,583,000 and $26,211,000 in Fiscal 1998, 1997 and
1996, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to January 31, 1998 because the Company intends to reinvest such undistributed earnings in the operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Net Income (Loss) Per Share
The Company has adopted the provisions of SFAS No. 128, "Earnings per Share," as of the beginning of Fiscal 1998. Prior-period amounts have been restated to conform to the current presentation. Adoption of SFAS No. 128 did not have a material impact on the Company's financial statements. Net income (loss) per share is based on the weighted average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options, using the treasury stock method. Share equivalents are not included in the weighted average shares outstanding for determining net loss per share as the result would be antidilutive.

Impact of Recent Accounting Pronouncements
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are required to be adopted by the Company as of the beginning of Fiscal 1999. SFAS No. 130 requires disclosure of transactions from non-owner sources which affect stockholders' equity in a separate financial statement for the period in which they are recognized. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic

                                    (41)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


areas of operations and major customers and the factors used by management to determine reportable segments. The adoption of these statements will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect these statements will have on financial statement disclosures.


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                     Lives
(in thousands)                      (Years)          1998           1997
                                    --------       --------       --------
Land ............................                  $  4,014       $  4,014
Buildings and Improvements ......   10 to 33         67,129         65,606
Store Fixtures ..................   5 to 10         100,543        105,094
Equipment .......................   3 to 10         128,338        118,679
Leasehold Improvements ..........   10 to 20        142,993        145,540
                                                   --------       --------
Total at Cost ...................                   443,017        438,933
Less Accumulated Depreciation
  and Amortization ..............                   257,013        238,539
                                                   --------       --------
                                                   $186,004       $200,394
                                                   ========       ========



                                     (42)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


AVAILABLE-FOR-SALE SECURITIES

                                                             Unrealized             Estimated
(in thousands)                             Cost         Gains         Losses        Fair Value
                                         --------       -----       ----------      ----------
January 31, 1998
U. S. Treasury and Government
  Agency Bonds ......................    $233,156       $ 635        $    (124)       $233,667
Charming Shoppes Master Trust
  Certificates ......................      38,893           0                0          38,893
Charming Shoppes Master Trust Note ..      12,750           0                0          12,750
Low Income Housing Partnerships .....       6,503           0                0           6,503
Other ...............................         287           0                0             287
                                         --------       -----       ----------      ----------
                                         $291,589       $ 635        $    (124)       $292,100
                                         ========       =====       ==========      ==========
February 1, 1997
U. S. Treasury and Government
  Agency Bonds ......................    $134,881       $ 305        $     (87)       $135,099
Charming Shoppes Master Trust
  Certificates ......................      25,856           0                0          25,856
Charming Shoppes Master Trust Note ..       9,042           0                0           9,042
Low Income Housing Partnerships .....       5,550           0                0           5,550
Other ...............................         284           0                0             284
                                         --------       -----       ----------      ----------
                                         $175,613       $ 305        $     (87)       $175,831
                                         ========       =====       ==========      ==========

Gross realized gains and (losses) on available-for-sale securities were $223,000 and $(114,000), respectively, during Fiscal 1998. There were no realized gains or losses on available-for-sale securities during Fiscal 1997.


                                    (43)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


Contractual maturities of available-for-sale securities at January 31, 1998 were:

                                                            Estimated
(in thousands)                                  Cost        Fair Value
                                              --------      ----------
Due in One Year or Less ................      $ 74,077       $ 74,114
Due After One Year Through Five Years ..       200,214        200,688
                                              --------       --------
                                               274,291        274,802
Equity Securities ......................         6,503          6,503
                                              --------       --------
                                              $280,794       $281,305
                                              ========       ========


INCOME TAXES

Income (loss) before income taxes:

(in thousands)         1998             1997             1996
                     --------        ---------        ---------
Domestic .....       $ 27,853        $  (9,268)       $(212,698)
Foreign ......          1,569             (652)          (2,290)
                     --------        ---------        ---------
                     $ 29,422        $  (9,920)       $(214,988)
                     ========        =========        =========



                                    (44)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


Income tax (benefit) expense:

(in thousands)         1998            1997            1996
                     --------        --------        --------
Current:
  Federal ....       $  6,376        $ (3,394)       $(56,953)
  State ......          2,061             583             591
  Foreign ....              4            (351)          1,680
                     --------        --------        --------
                        8,441          (3,162)        (54,682)
                     --------        --------        --------
Deferred:
  Federal ....          2,776             624         (19,026)
  State ......           (779)           (385)         (2,039)
  Foreign ....           (350)            240               0
                     --------        --------        --------
                        1,647             479         (21,065)
                     --------        --------        --------
                     $ 10,088        $ (2,683)       $(75,747)
                     ========        ========        ========

The Company made income tax payments of $2,000,000, $1,367,000 and $3,531,000 during Fiscal 1998, 1997 and 1996, respectively.

Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                          1998           1997            1996
                                         ------         -------        -------
Statutory Federal Income Tax
  (Benefit) Rate ................         35.0%         (35.0)%        (35.0)%
State Income Tax (Benefit), Net
  of Federal Income Tax .........          2.8            1.3           (0.4)
Foreign Income ..................         (3.0)           1.2            1.1
Investment Income ...............          0.0            0.0           (0.3)
Employee Benefits ...............         (0.2)           3.1           (1.6)
Other, Net ......................         (0.3)           2.3            1.0
                                         ------         -------        -------
                                          34.3%         (27.1)%        (35.2)%
                                         ======         =======        =======

                                    (45)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


The components of deferred tax assets and liabilities:

                                        Net Current   Net Long-Term
                                             Assets       Assets
(in thousands)                         (Liabilities)  (Liabilities)
                                        -----------   -------------
January 31, 1998
Property, Equipment and Leasehold
  Improvements ....................                     $(17,645)
Tax Credit Carryforwards ..........                       11,722
Accrued Expenses ..................     $  2,388
Inventory .........................       (7,430)
Deferred Employee Compensation ....                        2,333
Prepaid Employee Benefits .........        1,495
Investments .......................                       (2,729)
Deferred Rent .....................        2,783
Other .............................        1,627          (5,820)
                                        -----------   -------------
                                        $    863        $(12,139)
                                        ===========   =============
February 1, 1997
Property, Equipment and Leasehold
  Improvements ....................                     $(17,390)
Tax Credits and Operating Loss
  Carryforwards ...................                       12,891
Inventory .........................     $ (6,425)
Deferred Employee Compensation ....                        3,306
Prepaid Employee Benefits .........        1,500
Accounts Receivable ...............        3,484
Deferred Rent .....................        2,896
Other .............................        1,822          (7,959)
                                        -----------   -------------
                                        $  3,277        $ (9,152)
                                        ===========   =============

At January 31, 1998, the Company had Alternative Minimum Tax and General Business Credit carryforwards of $11,722,000. The tax credit carryforwards do not expire.



                                    (46)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


NET INCOME (LOSS) PER SHARE

(in thousands
except per-share amounts)                   1998           1997             1996
                                          --------       ---------        ---------
Net Income (Loss) ...................     $ 19,334       $  (7,237)       $(139,241)
Weighted Average Common Shares
  Outstanding .......................      105,678         104,616          103,038
Basic Net Income (Loss) per Share ...     $    .18       $    (.07)       $   (1.35)
Dilutive Effect of Stock Options ....        1,403               0                0
Weighted Average Common Shares
  and Equivalents Outstanding .......      107,081         104,616          103,038
Diluted Net Income (Loss) per Share .     $    .18       $    (.07)       $   (1.35)

Options to purchase 4.0 million, 3.0 million and 9.3 million shares of Common Stock at a weighted average exercise price of $8.49, $10.09 and $8.05 per share were outstanding at January 31, 1998, February 1, 1997 and February 3, 1996, respectively, but were not included in the computation of diluted net income
(loss) per share because the option exercise prices were greater than the average market price of the Company's Common Stock. The effect of an assumed conversion of the Company's Convertible Notes were excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive.

Options to purchase 1.9 million and 2.0 million shares of Common Stock at February 1, 1997 and February 3, 1996, respectively, with exercise prices below the average market price of the Company's Common Stock, were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive.



                                     (47)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


DEBT

Long-term debt at year end:

(in thousands)                             1998         1997
                                         --------     --------
7.5% Convertible Subordinated Notes
  Due 2006.............................  $138,000     $138,000
Other..................................       132          144
                                         --------     --------
Total Long-Term Debt...................   138,132      138,144
Less Current Portion...................        16           16
                                         --------     --------
                                         $138,116     $138,128
                                         ========     ========

The 7.5% Convertible Subordinated Notes (the "Notes") are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, on or after July 15, 1999, at declining redemption prices, starting at 103.750% of principal and decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 1998, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchandise inventory, furniture and fixtures within retail stores and certain other Company assets. The interest rate on borrowings is 0.75% above the Prime rate. There is a fee of
 .375% on the unused portion of the first $105,000,000 of the facility, and an annual servicing fee of $100,000. As of January 31, 1998, the availability under the facility was approximately $98,356,000, against which the Company had outstanding


                                     (48)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


letters of credit of $22,875,000. There were no cash borrowings outstanding under the agreement as of January 31, 1998. The agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

During Fiscal 1998, 1997 and 1996, the Company made interest payments of $10,361,000, $9,357,000 and $4,267,000, respectively.

Aggregate maturities of long-term debt during the next five fiscal years are:
1999 - $16,000, 2000 - $16,000, 2001 - $16,000, 2002 - $84,000, and 2003 - $0.


STOCKHOLDERS' EQUITY

The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 300,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.

On November 19,1997, the Board of Directors approved the repurchase of up to 10,000,000 shares of the Company's Common Stock. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. In Fiscal 1998 the Company purchased 5,580,000 shares at an aggregate cost of $25,382,000.


STOCK OPTION AND STOCK INCENTIVE PLANS

At January 31, 1998, the Company had various stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation has been recognized in the financial statements for options issued under such plans with an exercise price equal to the market price of the Company's Common Stock at the date of grant. In addition, no compensation expense has been recognized for shares of stock issued under the Company's Employee Stock Purchase Plan. Compensation cost recognized in the financial statements for discounted stock options, restricted stock awards and performance share awards granted was $718,000, $2,994,000 and $2,195,000 in Fiscal 1998, 1997

                                     (49)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


and 1996, respectively. Had compensation cost for the Company's stock-based compensation plans been determined using fair values at the grant dates for awards under those plans (as defined by SFAS No. 123, "Accounting for Stock-based Compensation"), the Company's net income (loss) and net income
(loss) per share would have changed to the pro forma amounts shown below:

(in thousands except
per-share data)                1998       1997       1996
                             -------    -------   ---------
Net Income (Loss)
  As Reported..............  $19,334    $(7,237)  $(139,241)
  Pro forma................   17,690     (8,281)   (139,847)

Net Income (Loss) Per Share
  As reported..............     $.18      $(.07)     $(1.35)
  Pro forma................     $.17       (.08)      (1.36)

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for each year except as otherwise indicated: dividend yield of 0%; expected volatility of 37.6%; risk-free interest rates of 5.33% (Fiscal 1998) and 5.21% (Fiscal 1997 and Fiscal 1996) for the Employee Stock Purchase Plan; risk-free interest rates of 5.55% (Fiscal 1998) and 6.18% (Fiscal 1997 and Fiscal 1996) for stock option and stock incentive plans; and expected lives of 3 months for the Employee Stock Purchase Plan, 1 to 3 years for stock award plans, and 6 years for stock option and stock incentive plans. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above reflect the statement's application only to option grants and stock awards dated on or after January 29, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results should not be considered to be representative of the effects on reported results for future years.

The Company's 1993 Employee Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of Common Stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The

                                     (50)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


form of the grants and exercise price, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of January 31, 1998 and February 1, 1997, 1,852,420 options and 1,246,920 options, respectively, were exercisable under this plan. During Fiscal 1998 and Fiscal 1997, 13,992 shares and 400,000 shares, respectively, of Restricted Stock were awarded and issued at no cost under this plan. These shares had grant date fair values ranging from $3.94 to $5.81 per share.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase Common Stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue shares under this Plan. As of January 31, 1998 and February 1, 1997, 3,901,494 options and 4,016,191 options, respectively, were exercisable under this plan.

The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company. The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of January 31, 1998 and February 1, 1997, 144,000 options and 126,000 options, respectively, were exercisable under this plan.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of January 31, 1998 and February 1, 1997, 791,925 options and 961,242 options, respectively, were exercisable under this plan.


                                     (51)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


The table below summarizes the activity in all Stock Option Plans:

                                                                    Average             Option
                                                 Option             Option              Prices
                                                 Shares              Price             Per Share
                                              -----------        -------------       -------------
Outstanding at January 28, 1995 ........       11,498,301        $       6.818       $ .222-17.000
Granted ................................        3,976,800                5.089        1.000- 6.125
Canceled/Forfeited .....................       (2,099,554)               9.403         .500-17.000
Exercised ..............................         (270,005)               1.134         .222- 4.500
                                              -----------        -------------       -------------
Outstanding at February 3, 1996 ........       13,105,542                5.996         .222-17.000
Granted-Option Price Equal to Market ...        1,551,940                4.060        3.937- 7.688
Granted-Option Price Less Than Market ..           24,800                1.000        1.000- 1.000
Canceled/Forfeited .....................       (2,069,005)               9.100         .500-15.750
Exercised ..............................       (1,741,903)               3.687         .500- 6.187
                                              -----------        -------------       -------------
Outstanding at February 1, 1997 ........       10,871,374                5.450         .222-17.000
Granted-Option Price Equal to Market ...        1,177,000                5.948        5.063- 6.188
Granted-Option Price Less Than Market ..           35,600                1.000        1.000- 1.000
Canceled/Forfeited .....................         (812,295)               6.733         .500-15.750
Expired ................................         (165,900)               5.813        5.813- 5.813
Exercised ..............................         (493,668)               2.751         .333- 6.000
                                              -----------        -------------       -------------
Outstanding at January 31, 1998 ........       10,612,111        $       5.512       $ .222-17.000
                                              ===========        =============       =============

The weighted average grant date fair value for options granted during Fiscal 1998, as determined under SFAS No. 123 using the Black-Scholes model and assumptions described above, was $2.69 for options granted with an option price equal to market and $5.25 for options granted with an option price less than market.



                                     (52)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of January 31, 1998 for the ranges of exercise prices shown:

                                           Weighted        Weighted
                                            Average         Average
Ranges of                    Option         Option         Remaining
Option Prices                Shares          Price           Life
-------------               --------       --------        ---------

$0.00-$1.00:
  Options Outstanding ..      889,359       $  .549           2.9
  Options Exercisable ..      791,925          .494           2.3
$1.01-$5.00:
  Options Outstanding ..    5,890,104       $ 4.308           4.6
  Options Exercisable ..    4,201,104         4.411           3.3
$5.01-$10.00:
  Options Outstanding ..    2,490,218       $ 6.026           7.5
  Options Exercisable ..      702,700         6.131           5.3
$10.01-$17.00:
  Options Outstanding ..    1,342,430       $13.157           5.2
  Options Exercisable ..      996,510        13.395           5.1

At January 31, 1998, 2,929,221 shares were available for future grant under the 1988 Key Employee Stock Option and the 1993 Employees' Stock Incentive plans.

The Company's Restricted Stock Award Plan for Associates was adopted by the Company's Board of Directors on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted Common Stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. During Fiscal 1998 and Fiscal 1997, no rights were granted under this plan. During Fiscal 1998 and Fiscal 1997, 11,229 shares and 15,600 shares, respectively, were issued under this plan.





                                     (53)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


The Company's Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors were adopted on August 21, 1996 and approved by shareholders on June 19, 1997. These programs stipulate that, effective June 27, 1996, 60% of Non-Employee Director and 50% of Non-Employee Chairman compensation shall be paid in Common Stock of the Company. During Fiscal 1998 and Fiscal 1997, rights to receive 44,949 shares and 37,013 shares, respectively, have been granted under these Plans. During Fiscal 1998, 81,962 shares have been issued under these plans. The weighted average fair value at date of grant for shares granted in Fiscal 1998 was $5.21.

The Company's 1996 Restricted Stock Award Program provides for the grant of rights to receive shares of the Company's Common Stock subject to attainment of specified performance goals for Fiscal 1997. During Fiscal 1997, a total of 334,024 rights to receive shares were granted under the Plan. These shares had a grant date fair value of $3.938. In March 1997, 225,107 shares were issued and the remaining rights were canceled. Associates pay no cash consideration for shares received under the plan.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by the Company for a specified period of time, or, in the case of the 1989 Non-Employee Director Stock Option Plan, the Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors, if the individual ceases to remain a Director of the Company.


EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's Common Stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 1998 and Fiscal 1997, 32,323 shares and 60,098 shares, respectively, were purchased under the plan. The weighted average grant date fair value for shares


                                    (54)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


purchased during Fiscal 1998 was $5.313 per share. At January 31, 1998, 1,818,953 shares were available for future purchase under this plan.



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



EMPLOYEE RETIREMENT BENEFIT PLAN

The Company provides a comprehensive retirement benefit program for its employees. This plan provides for a noncontributory profit-sharing

                                     (55)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


contribution which covers substantially all full-time employees who meet age and service requirements. The contribution is completely discretionary and is determined by the Board of Directors on an annual basis.

The program also includes a 401(k) employee savings plan, whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. Effective January 1, 1998, the Company's contribution was increased from 30% to 50% of the participant's elective contribution, on up to 6% of the participant's compensation.

The total expense for the above plans amounted to $709,000, $668,000 and $741,000 for Fiscal 1998, 1997 and 1996, respectively.

Also available to officers and certain key executives is a non-qualified deferred compensation plan. Under this plan, which was adopted January 1, 1998, participants may contribute up to 22% of their base compensation and 100% of bonus compensation.


ASSET SECURITIZATION

Asset securitization involves the transfer by the Company of its proprietary credit card receivables to a special purpose corporation, which in turn transfers the receivables to a single purpose trust (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. Certificates issued by the Trust are sold to investors, with any seller's interest retained by the Company. These asset-backed certificates issued to investors are generally credit-enhanced by a third party to provide various levels of an investment grade credit rating at the time of issuance. The Company includes the seller's interest and any other retained interest in investment securities available for sale in the accompanying balance sheet. The carrying value of these retained interests approximates their fair value.

In June 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective January 1, 1997. The Company prospectively adopted the requirements of SFAS No. 125 for the

                                     (56)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


securitization of its proprietary credit card receivables. In connection with the execution of the Series 1997-1 securitization, the Company evaluated the fair market value of its retained interests and related recourse provisions and, as a result, recognized a non-recurring gain of $13,018,000. Additionally, the effect of applying SFAS No. 125 as related to sales of credit card receivables during Fiscal 1998 was to increase income before income taxes by $3,941,000. The Company records gains or losses on the securitization of credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows which the Company has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the excess finance charges and past-due fees over the sum of the return paid to certificate holders and credit losses. During Fiscal 1998 the Company recognized an I/O strip of $11,688,000 and, of that amount, $6,453,000 was amortized. In addition, the Company recognized a servicing liability which is included in accrued expenses in the accompanying balance sheet and which is initially recorded at fair value. During Fiscal 1998, the Company recognized a servicing liability of $3,500,000 and, of that amount, $2,206,000 was amortized. Prior to January 1, 1997, no gains were recorded due to the relatively short average life of the credit card loans securitized. Excess servicing fee income was recorded over the life of each sale transaction. In accordance with SFAS No. 125, prior years have not been restated.

Proceeds from securitization transactions were approximately $376,885,000, $402,670,000 and $412,464,000 for Fiscal 1998, Fiscal 1997 and Fiscal 1996,
respectively. At January 31, 1998 and February 1, 1997, approximately $302,674,000 and $321,800,000 of investor certificates remained outstanding, respectively. The investor certificates mature as follows: $18,674,000 in Fiscal 1999; $210,000,000 in the fiscal year ended January 29, 2000 ("Fiscal 2000"); and $74,000,000 in the fiscal year ended February 1, 2003 ("Fiscal 2003"). The Company's retained interests in its securitizations, which aggregated $38,893,000 and $25,856,000 at January 31, 1998 and February 1, 1997,
respectively, are generally subordinated in right of payment to certificates issued by the Trust to third-party investors.




                                     (57)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


The Company is active in originating private label credit card lines to the customers of the Company's retail stores. Holders of credit cards issued by a subsidiary of the Company are located throughout the United States and have various available lines of credit which are granted on an unsecured basis after reviewing each potential cardholders credit application and evaluating their financial history and ability to repay.


DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

The Company has entered into interest-rate cap agreements with an aggregate notional amount of $143,500,000 as of January 31, 1998, which mature as follows:
$60,000,000 in 1999, $56,000,000 in 2002 and $27,500,000 in 2003. The aggregate notional amount of interest-rate cap agreements as of February 1, 1997 was $353,900,000. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the interest rates on the Company's floating-rate credit card securitizations exceed 9% for $77,500,000 notional amount, 11% for $56,000,000 notional amount and 12% for $10,000,000 notional amount. The premiums paid for these interest-rate cap agreements are included in other assets and are being amortized to selling, general and administrative expenses over the respective lives of the individual interest-rate cap agreements. Any payments that may be received as a result of the cap will be accrued as a reduction of selling, general and administrative expenses.

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


                                     (58)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


Rental expense was:

(in thousands)          1998       1997      1996
                      -------    -------   --------
Minimum Rental......  $80,050    $85,513   $103,440
Contingent Rental...   13,216     12,883     14,841
                      -------    -------   --------
                      $93,266    $98,396   $118,281
                      =======    =======   ========

Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: 1999 - $87,207,000; 2000 - $74,522,000;
2001 - $66,102,000; 2002 - $57,500,000; 2003 - $46,634,000; Thereafter -
$104,718,000.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments:

                                        January 31, 1998              February 1, 1997
                                     Carrying         Fair         Carrying         Fair
(in thousands)                        Amount         Value          Amount          Value
                                     --------       --------       --------       --------
Cash and Cash Equivalents ......     $ 12,349       $ 12,349       $ 78,979       $ 78,979
Available-for-Sale Securities ..      292,100        292,100        175,831        175,831
Total Long-term Debt ...........      138,132        125,022        138,144        131,244
Off-Balance-Sheet Financial
  Instruments:
  Interest Rate Cap Agreements .            0              0              0             20
                                     --------       --------       --------       --------
                                     $442,581       $429,471       $392,954       $386,074
                                     ========       ========       ========       ========

The carrying amount for cash and cash equivalents approximates fair value because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain equity securities which are not traded in the open market. The carrying amount of these equity securities

                                    (59)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


($6,503,000 at January 31, 1998 and $5,550,000 at February 1, 1997) was used to approximate fair value. The fair value of long-term debt is based on quoted market prices for the securities. The fair value of interest rate caps was determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value and yield curve or volatility factors underlying the positions.


RESTRUCTURING CHARGE

During Fiscal 1996, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $103,000,000. The restructuring plan included the planned closing of 290 under-performing "Fashion Bug" and "Fashion Bug Plus" stores, the reorganization and reduction of foreign merchandise sourcing operations and reductions in corporate support operations. From inception of the restructuring plan through February 1, 1997, the Company closed 294 underperforming stores, reduced store employees by 2,300 and reduced non-store employees by 600. As of January 31, 1998, all costs relating to the restructuring had been paid.

Sales and Operating Loss (before allocation of fixed overhead and income taxes) for the 294 stores which were closed, during the periods in which they operated, were as follows:

(in thousands)        1998      1997         1996
                      ----     -------     --------
Sales..............    $0      $34,654     $159,657
Operating Loss.....     0       (3,202)     (34,000)


SUBSEQUENT EVENT

On March 5, 1998, the Company's Board of Directors approved a plan to record a one-time pre-tax charge of approximately $34,000,000 to account for the cost of downsizing approximately 100 stores and closing approximately 65 underperforming stores. This plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. The charge is to be recorded during the first quarter of

                                    (60)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 3l, 1998


Fiscal 1999 in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as this plan was approved subsequent to the end of Fiscal 1998.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                First     Second      Third      Fourth
(in thousands)                Quarter    Quarter    Quarter     Quarter
                             --------   --------   --------    --------
Fiscal 1998
Net Sales..................  $235,688   $265,696   $236,203    $278,950
Gross Profit...............    52,737     67,374     56,295      67,422
Net Income (Loss)..........    (2,342)     6,853      8,626(1)    6,197
Net Income (Loss) per Share      (.02)       .06        .08(1)      .06

Fiscal 1997
Net Sales..................  $237,454   $266,678   $242,368    $269,797
Gross Profit...............    53,332     62,077     54,187      64,030
Net Income (Loss)..........    (6,158)       304     (3,604)      2,221
Net Income (Loss) per Share      (.06)       .00       (.03)        .02

(1) Net income (loss) includes a non-recurring gain from asset securitization of $8,462 or .08 cents per share.


                                     (61)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no matters which are required to be reported under this Item 9.


                                    (62)

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


                                   (63)

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)   Financial Statements

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Report of independent auditors.........................................30

Consolidated Balance Sheets - January 31, 1998 and February 1, 1997....31

Consolidated Statements of Operations - years ended
  January 31, 1998, February 1, 1997 and February 3, 1996..............33

Consolidated Statements of Cash Flows - years ended
  January 31, 1998, February 1, 1997 and February 3, 1996..............34

Consolidated Statements of Stockholders' Equity - years ended
  January 31, 1998, February 1, 1997 and February 3, 1996..............36

Notes to Consolidated Financial Statements.............................38

(a)(2)  Financial Statement Schedules

No schedules required to be filed.

(b)  Reports on Form 8-K

No reports were filed during the quarter ended January 31, 1998.

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


                                    (64)

Articles of Incorporation and By-Laws

3.1 Restated Articles of Incorporation, incorporated by x reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1).

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

10.1.2 Amendment No. 1, dated as of December 22, 1995, to Amended and Restated Pooling and Service Agreement, dated as of December 24, 1992, as Amended and Restated as of May 4, 1994, between Spirit of America National Bank as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.11).

10.1.3 Amendment No. 2, dated as of March 22, 1996, to Amended and Restated Pooling and Service Agreement, dated as of December 24, 1992, as Amended and Restated as of May 4, 1994, as Amended by Amendment No. 1 as of December 22, 1995, between Spirit of America National Bank as Seller and Servicer, and First Union National Bank as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.12).

10.1.4 Series 1994-1 Supplement dated as of May 4, 1994 to Amended and Restated Pooling and Servicing Agreement dated as of December 24, 1992 and amended and restated as of May 4, 1994, by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National


                                    (65)

Association, as Trustee, (for $200,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1994-1), incorporated by reference to Form 8-K of Spirit of America National Bank (No. 33-73884) dated May 4, 1994. (Exhibit No. 4).

10.1.5 First Amendment and Assignment dated as of November 25, 1997 to the Series 1994-1 Supplement, dated as of May 4, 1994 by and between Spirit of America National Bank, as Seller and Servicer, and First Union National Bank, as Trustee for Charming Shoppes Master Trust.

10.1.6 Series 1994-2 Supplement dated as of August 15, 1994, to Amended and Restated Pooling and Servicing Agreement, dated as of December 24, 1992, as amended and restated as of May 4, 1994 by and between Spirit of America National Bank, as Seller and Servicer, and First Fidelity Bank, National Association, as Trustee (for $14,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1994-2), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1995. (Exhibit 10.1.14).

10.1.7 Amendment No. 1, dated as of March 29, 1996, to Series 1994-2 Supplement, between Spirit of America National Bank as Seller and Servicer, and First Union National Bank as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.13).

10.1.8 Second Amendment dated as of November 25, 1997 to the Series 1994-2 Supplement, dated as of August 15, 1994, as amended on March 29, 1996, by and between Spirit of America National Bank, as Seller and Servicer, and First Union National Bank, as Trustee for Charming Shoppes Master Trust.

10.1.9 Series 1997-1 Supplement dated as of November 25, 1997 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 by and among Charming Shoppes Receivables Corp., as Seller, Spirit of America National Bank, as Servicer and First Union National Bank, as Trustee on behalf of the Series 1997-1 Certificate Holders ($83,500,000 Charming Shoppes Master Trust Series 1997-1).

10.1.10 Amended and Restated Loan and Security Agreement By and Between Congress Financial Corporation as Lender and Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., and FB Apparel, Inc. as Borrowers, and Charming Shoppes of Delaware, Inc. as Borrowers' Agent, Dated November 30, 1995, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.7).

                                    (66)

10.1.11 Release Agreement, dated as of February 28, 1997, among (a) Congress Financial Corporation (Lender) and (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc. (collectively, the Borrowers), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.15).

10.1.12  Second Amended and Restated Loan and Security Agreement, Dated
February 28, 1997, by and between (a) Congress Financial Corporation, as Lender,
(b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc., as borrowers and (c) Charming Shoppes of Delaware, Inc., as Borrowers Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.16).

10.1.13 Receivables Purchase Agreement, dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and (e) Citicorp, North America, Inc., as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.9).

10.1.14 Receivables Purchase Agreement (Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and (d) Citibank, N.A. and Citicorp, North America, Inc., as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.1.10).

10.1.15 Amendment to Receivables Purchase Agreement dated as of December 13, 1996 to Receivables Purchase Agreement, dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and (e) Citicorp, North America, Inc. as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.12).

10.1.16 Amendment to Receivables Purchase Agreement (Parallel Purchase Commitment) dated as of December 13, 1996 to Receivables Purchase Agreement

                                     (67)

(Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and (d) Citibank, N. A. and Citicorp, North America, Inc. as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.13).

10.1.17 Second Amendment to Receivables Purchase Agreement and the Receivables Purchase Agreement (Parallel Purchase Commitment) dated as of March 31, 1997 to Receivables Purchase Agreement, dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, (d) CXC Incorporated, as the Purchaser, and (e) Citicorp, North America, Inc. as the Agent; and to Receivables Purchase Agreement (Parallel Purchase Commitment), dated as of April 4, 1996, among (a) First Union National Bank, solely in its capacity as the trustee for Charming Shoppes Master Trust, as the Seller, (b) Fashion SPC, Inc., as the Subordinated Purchaser, (c) Spirit of America National Bank, as the Owner and as the Servicer, and (d) Citibank, N. A. and Citicorp, North America, Inc. as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.14).

10.1.18 Amended and Restated Receivables Purchase Agreement dated as of November 25, 1997 by and among First Union National Bank, in its capacity as Trustee for the Charming Shoppes Master Trust, as the Seller, Charming Shoppes Receivables Corp., as the Owner and the Subordinated Purchaser, Spirit of America National Bank, as the Servicer and the Originator, Corporate Receivables Corporation, as the Purchaser, Citibank, N.A., as a Bank, and Citicorp North America, Inc., as the Agent.

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




                                    (68)

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



                                    (69)

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

10.2.18 Settlement Agreement and Release, dated as of February 9, 1996, by and between Charming Shoppes, Inc., and Philip Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.20).

10.2.19 Settlement Agreement and Release, dated as of April 25, 1996, by and between Charming Shoppes, Inc., and Samuel Sidewater, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.21).

10.2.20 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 2997. (Exhibit 4.1).

10.2.21 The Charming Shoppes, Inc. Compensation Program for the Non-Employee Chairman of the Board of Directors, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 2997. (Exhibit 4.2).


                                    (70)

10.2.22  Charming Shoppes, Inc. 1998 Restricted Award Program.

Other Exhibits

Exhibit 21 - Subsidiaries of Registrant

Exhibit 23 - Consent of independent auditors

Exhibit 27 - Financial data schedule

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


                                    (71)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.

/s/ DORRIT J. BERN
By:  Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date:  April 24, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ DORRIT J. BERN                      /s/ ERIC M. SPECTER
Dorrit J. Bern, April 24, 1998          Eric M. Specter, April 24,1998
Chairman of the Board                   Executive Vice President
President and Chief Executive Officer   Chief Financial Officer And Treasurer

/s/ JOSEPH L. CASTLE II                 /s/ ALAN ROSSKAMM
Joseph L. Castle II, April 24, 1998     Alan Rosskamm, April 24, 1998
Director                                Director

/s/ MICHAEL SOLOMON                     /s/ GEOFFREY W. LEVY
Michael Solomon, April 24, 1998         Geoffrey W. Levy, April 24, 1998
Director                                Director

/s/ MARJORIE MARGOLIES-MEZVINSKY        /s/ MARVIN L. SLOMOWITZ
Marjorie Margolies-Mezvinsky            Marvin L. Slomowitz, April 24, 1998
April 24, 1998                          Director
Director

/s/ LAURA A. LISWOOD                    /s/ JON A. GOLDBERG
Laura A. Liswood, April 24, 1998        Jon A. Goldberg, April 24, 1998
Director                                Vice President Corporate Controller
                                        Chief Accounting Officer


                                    (72)