Form 10-Q
period 1998-05-02
CHARMING SHOPPES INC
filed 1998-06-16
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended May 2,1998

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

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of May 2, 1998, was 100,361,063 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX


								       PAGE
								       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)
   May 2, 1998 and January 31, 1998...................................  1-2

Condensed Consolidated Statements of Operations (Unaudited)
   Thirteen weeks ended May 2, 1998 and May 3, 1997...................    3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
   Thirteen weeks ended May 2, 1998 and May 3, 1997...................    4

Condensed Consolidated Statements of Cash Flows (Unaudited)
   Thirteen weeks ended May 2, 1998 and May 3, 1997...................    5

Notes to Condensed Consolidated Financial Statements (Unaudited)......  6-7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations................................ 8-12


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities........................................   13

Item 6.  Exhibits and Reports on Form 8-K.............................13-14

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)


						      May 2,    January 31,
(In thousands)                                         1998        1998
						       ----        ----
ASSETS

Current assets
Cash and cash equivalents............................$ 48,930    $ 12,349
Available-for-sale securities(including fair
  value adjustments of $3 and $37, respectively).....  68,744      84,909
Merchandise inventories.............................. 206,554     175,785
Deferred taxes.......................................  10,699         863
Prepayments and other................................  32,910      31,975
						     --------    --------
Total current assets................................. 367,837     305,881

Property, equipment and leasehold improvements....... 426,195     443,017
Less: accumulated depreciation and amortization...... 250,541     257,013
						     --------    --------
Net property, equipment and leasehold improvements... 175,654     186,004

Available-for-sale securities (including fair
  value adjustments of ($442) and $474, respectively) 178,915     207,191

Other assets.........................................  15,506      10,662
						     --------    --------
Total assets.........................................$737,912    $709,738
						     ========    ========

See Notes to Condensed Consolidated Financial Statements















				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)


						      May 2,    January 31,
(In thousands except shares)                           1998        1998
						       ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$ 83,099    $ 53,623
Accrued expenses.....................................  85,730      82,911
Income taxes payable.................................       0       6,123
Accrued restructuring expenses.......................  24,000           0
Current portion -- long-term debt....................      16          16
						     --------    --------
Total current liabilities............................ 192,845     142,673

Deferred taxes.......................................  12,139      12,139

Long-term debt....................................... 138,112     138,116

Stockholders' equity
Common Stock $.10 par value
   Authorized -- 300,000,000 shares
   Issued and outstanding -- 106,341,063 shares and
   106,249,385 shares, respectively..................  10,634      10,625
Additional paid-in capital...........................  64,728      64,019
Treasury stock at cost -- 5,980,000 shares and
   5,580,000 shares, respectively.................... (27,182)    (25,382)
Deferred employee compensation.......................  (1,466)     (1,073)
Unrealized (losses) gains on available-for-sale
   securities (net of income tax (benefit)
   expense of ($154) and $179, respectively).........    (285)        332
Retained earnings.................................... 348,387     368,289
						     --------    --------
Total stockholders' equity........................... 394,816     416,810
						     --------    --------
Total liabilities and stockholders' equity...........$737,912    $709,738
						     ========    ========

See Notes to Condensed Consolidated Financial Statements











				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						    Thirteen Weeks Ended
						     May 2,       May 3,
(In thousands except per-share amounts)               1998         1997
						      ----         ----
Net sales...........................................$244,031     $235,688
Other income........................................   4,529        3,393
						    --------     --------
Total revenue....................................... 248,560      239,081
						    --------     --------
Cost of goods sold, buying and occupancy expenses... 182,452      182,951
Selling, general and administrative expenses........  60,105       56,855
Restructuring charge................................  34,000            0
Interest expense....................................   2,621        2,621
						    --------     --------
Total expenses...................................... 279,178      242,427
						    --------     --------
Loss before income taxes............................ (30,618)      (3,346)
Income tax benefit.................................. (10,716)      (1,004)
						    --------     --------
Net loss..........................................  $(19,902)    $ (2,342)
						    ========     ========

Net loss per share..................................  $ (.20)      $ (.02)
						      ======       ======

See Notes to Condensed Consolidated Financial Statements

























				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
				(Unaudited)

						     Thirteen Weeks Ended
						      May 2,       May 3,
(In thousands)                                         1998         1997
						       ----         ----
Net loss........................................... $(19,902)    $ (2,342)
						    --------     --------
Other comprehensive loss:
Unrealized losses on available-for-sale
   securities, net of income tax benefit of $245
   and $219, respectively..........................     (455)        (468)
Reclassification of realized gains on
   available-for-sale securities, net of income
   tax expense of $88 and $11, respectively........     (162)         (24)
						    --------     --------
   Total other comprehensive loss, net of taxes....     (617)        (492)
						    --------     --------
Comprehensive loss................................. $(20,519)    $ (2,834)
						    ========     ========

See Notes to Condensed Consolidated Financial Statements
































				    (4)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)

						     Thirteen Weeks Ended
						      May 2,       May 3,
(In thousands)                                         1998         1997
						       ----         ----
Operating activities
Net loss.............................................$(19,902)    $ (2,342)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
   Depreciation and amortization.....................   8,718        9,499
   Deferred income taxes.............................  (9,836)           0
   Amortization of deferred compensation expense.....     196          144
   Write-down of capital assets due to restructuring.  10,000            0
   Loss (Gain) from disposition of capital assets....       0         (250)
   Gain on sale of available-for-sale securities.....    (250)         (35)
   Changes in operating assets and liabilities:
      Income tax refund receivable...................       0       (1,229)
      Prepayments and other..........................    (989)         596
      Merchandise inventories........................ (30,769)     (21,431)
      Accounts payable...............................  29,476        7,380
      Accrued expenses...............................   2,819       (2,532)
      Income taxes payable...........................  (5,790)           0
      Accrued restructuring expenses.................  24,000            0
						     --------     --------
Net cash provided by (used in) operating activities..   7,673      (10,200)
						     --------     --------
Investing activities
Investment in capital assets.........................  (7,479)      (1,479)
Proceeds from sales of capital assets................       5          607
Proceeds from sales of available-for-sale securities. 118,486       45,217
Gross purchases of available-for-sale securities..... (74,777)     (54,935)
(Increase) decrease in other assets..................  (5,707)         445
						     --------     --------
Net cash provided by (used in) investing activities..  30,528      (10,145)
						     --------     --------
Financing activities
Purchases of treasury stock..........................  (1,800)           0
Reduction of long-term borrowings....................      (4)          (4)
Proceeds from exercise of stock options..............     184          402
						     --------     --------
Net cash provided by (used in) financing activities..  (1,620)         398
						     --------     --------
Increase (Decrease) in cash and cash equivalents.....  36,581      (19,947)
Cash and cash equivalents, beginning of period.......  12,349       78,979
						     --------     --------
Cash and cash equivalents, end of period.............$ 48,930     $ 59,032
						     ========     ========

Certain prior-year amounts have been reclassified to conform to current-year presentation

See Notes to Condensed Consolidated Financial Statements


				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of May 2, 1998 and the condensed consolidated statements of operations, comprehensive income
(loss) and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 2, 1998 and the results of operations and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 2, 1998 and May 3, 1997 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the thirteen weeks ended May 2, 1998, stockholders' equity changed as a result of the following items: a net loss of $19,902,000; a change in the net unrealized loss on available-for-sale securities of $617,000 (net of an income tax benefit of $333,000); an increase in common stock and additional paid-in capital of $145,000 from the exercise of options for Common Stock; a decrease in paid-in capital of $16,000 from shares of Common Stock tendered by employees in payment of payroll taxes due from the exercise of stock options; purchases of treasury stock of $1,800,000; and amortization of deferred compensation expense of $196,000.


3.  Net Loss Per Share

						     Thirteen Weeks Ended
						      May 2,       May 3,
(In thousands except per-share amounts)                1998         1997
						       ----         ----
Net loss........................................... $(19,902)    $ (2,342)
Weighted average shares outstanding................  100,606      105,625
						    --------     --------
Basic net loss per share............................   $(.20)       $(.02)
						    ========     ========




				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



4.  Restructuring Charge

     On March 5, 1998, the Company's Board of Directors approved a Restructuring Plan (the "Plan") that resulted in a pre-tax charge of $34,000,000 during the quarter ended May 2, 1998. The Plan includes the downsizing of approximately 100 stores and the closing of approximately 65 under-performing stores. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores.

     The restructuring charge is estimated to include approximately $10,000,000 for the write-down of store fixtures and improvements, $11,400,000 for the early termination and amendment of store leases, $8,300,000 for the cost of renovating vacated store space and $4,300,000 for other costs, including severance benefits. The Company anticipates a workforce reduction of approximately 650 store employees. During the quarter ended May 2, 1998, the Company closed 4 stores and reduced store employees by 40.


5.  Revolving Credit Facility

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. During the quarter ended May 2, 1998, the expiration date of this facility was extended from June 1, 1998 to June 1, 1999.


6.  Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is required to be adopted by the Company as of the end of the fiscal year ended January 30, 1999. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers and the factors used by management to determine reportable segments. The adoption of this statement will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect this statement will have on financial statement disclosures.






				    (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition, includ-ing, in particular, certain forward-looking statements regarding sales performance, store openings and closings, capital requirements, conversion of information systems to be Year 2000 compliant and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors. Such factors may include, but are not limited to, risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES

     On March 5, 1998, the Company's Board of Directors approved a Restructuring Plan (the "Plan") that resulted in a pre-tax charge of $34,000,000 during the quarter ended May 2, 1998 ("Fiscal 1999 First Quarter"). The Plan includes the downsizing of approximately 100 stores and the closing of approximately 65 under-performing stores during the fiscal year ending January 30, 1999 ("Fiscal 1999"). The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. In the fall of 1997, the Company eliminated men's merchandise from approximately 300 of its stores in order to refine its product assortments.

     The Company expects that the elimination of men's merchandise will allow for further development of product categories that are more closely related to its existing women's apparel businesses. The Company plans to focus on the development and expansion of its junior apparel, junior accessories and footwear categories. These businesses are expected to yield improved sales and gross margin productivity as compared to the men's merchandise. The Company expects to cease selling men's merchandise by the Fall of 1998, at which time it will begin to reposition the merchandise assortments in its stores.

     Net sales of men's merchandise were approximately $48,000,000 in the fiscal year ended January 31, 1998 ("Fiscal 1998") and are planned to be approximately $15,000,000 in Fiscal 1999. Net sales of men's merchandise for the Fiscal 1999 First Quarter were $6,590,000, a 38% decrease from sales of $10,675,000 for the quarter ended May 3, 1997 ("Fiscal 1998 First Quarter"). A decrease of 1.7% in the Company's overall comparable store sales (sales generated by stores in operation during the same weeks of each


				  (8)
period) during the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter is attributable to this decline in sales of men's merchan-dise. The Company expects that the elimination of men's merchandise alone will account for an approximate decrease in the Company's overall compar-able store sales of 2.0%, 4.0% and 5.5% for the second, third and fourth quarters of Fiscal 1999, respectively.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

						   Thirteen Weeks Ended
						    May 2,       May 3,
						     1998         1997
						     ----         ----
   Net sales........................................100.0%       100.0%
   Cost of goods sold, buying and occupancy expenses 74.8         77.6
   Selling, general and administrative expenses..... 24.6         24.1
   Restructuring charge............................. 13.9          0.0
   Interest expense.................................  1.1          1.1
   Income tax benefit............................... (4.4)        (0.4)
   Net loss......................................... (8.1)        (1.0)


Thirteen Weeks Ended May 2, 1998 and May 3, 1997

     Net sales for the Fiscal 1999 First Quarter were $244,031,000, a 3.5% increase from net sales of $235,688,000 for the Fiscal 1998 First Quarter. The Company experienced a 1.8% increase in comparable store sales in the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter. In addition, sales from new stores (sales generated by stores in operation during the Fiscal 1999 First Quarter that were not in operation during the corresponding weeks of the Fiscal 1998 First Quarter) in the Fiscal 1999 First Quarter equaled 3.1% of Fiscal 1998 First Quarter sales. Sales for the Fiscal 1998 First Quarter which were not comparable with sales for the Fiscal 1999 First Quarter as a result of the closing of stores in Fiscal 1998 and Fiscal 1999 equaled 1.3% of Fiscal 1998 First Quarter sales. The number of retail stores increased from 1,131 at May 3, 1997 to 1,161 at May 3,1998.

     The increase in comparable store sales was achieved in the Company's core merchandising departments, including sportswear, dresses, footwear, intimate apparel and girl's. Comparable store sales decreases occurred in the men's and outerwear departments (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above).






				    (9)

     Cost of goods sold, buying and occupancy expenses expressed as a percentage of sales decreased 2.8% in the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter. Cost of goods sold as a percentage of sales decreased 2.1% in the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter. The decrease in cost of goods sold as a percentage of sales was primarily due to a strong customer response to the Spring merchandise offering, which resulted in lower merchandise markdowns as compared to the prior year. Buying and occupancy expenses expressed as a percentage of sales decreased 0.7% in the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter. The decrease in buying and occupancy expenses was due a reduction in store occupancy expenses, primarily depreciation and utility costs.

     Selling, general and administrative expenses expressed as a percentage of sales increased 0.5% in the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter. This was primarily attributable to an increase in selling expenses resulting from the impact of Federal minimum wage legislation and an increase in advertising expenditures.

     On March 5, 1998, the Company's Board of Directors approved the Restructuring Plan that resulted in a pre-tax charge of $34,000,000 during the Fiscal 1999 First Quarter. The Plan includes the downsizing of approximately 100 stores and the closing of approximately 65 under-performing stores. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. The restruc-turing charge is estimated to include approximately $10,000,000 for the write-down of store fixtures and improvements, $11,400,000 for the early termination and amendment of store leases, $8,300,000 for the cost of renovating vacated store space and $4,300,000 for other costs, including severance benefits. The Company anticipates a workforce reduction of approximately 650 store employees. During the Fiscal 1999 First Quar-ter, the Company closed 4 stores and reduced store employees by 40 .

     Interest expense expressed as a percentage of sales was unchanged in the Fiscal 1999 First Quarter as compared to the Fiscal 1998 First Quarter. Interest expense is primarily attributable to the Company's $138 million aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006, which were issued in July 1996.

     The income tax benefit for the Fiscal 1999 First Quarter was 35% of the Company's pre-tax loss, as compared to a benefit of 30% of the pre-tax loss for the Fiscal 1998 First Quarter. The increase in the effective tax benefit rate is primarily attributable to an increase in the benefit attributable to permanent differences as a percentage of the loss before income taxes.









				    (10)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 million revolving credit facility. As of May 2, 1998, the Company had working capital of $174,992,000 as compared to $163,208,000 at January 31, 1998. Working capital at May 2, 1998 included $48,930,000 of cash and cash equivalents, compared to cash and cash equivalents of $12,349,000 at January 31, 1998. The ratio of current assets to current liabilities was
1.9 to 1 at May 2, 1998 and 2.1 to 1 at January 31, 1998.

     Net cash provided by operating activities was $7,673,000 for the Fiscal 1999 First Quarter as compared to net cash used in operating activities of $10,200,000 for the Fiscal 1998 First Quarter. The primary reasons for the $17,873,000 change in cash provided by operations were (i) an increase of $12,759,000 in the Company's investment in merchandise inventories, net of accounts payable; (ii) an increase in the Company's net loss of $17,560,000, the cash impact of which includes a $10,000,000 write-down of capital assets due to restructuring, a $24,000,000 accrual for restructuring expenses and $16,856,000 of changes in current and current deferred income taxes receivable and payable and (iii) an increase of $5,531,000 in accrued expenses.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. During the Fiscal 1999 First Quarter, the expir-ation date of this facility was extended from June 1, 1998 to June 1, 1999. This facility is secured by merchandise inventory, furniture and fixtures at the retail stores and certain other Company assets. As of May 2, 1998 the availability under this facility was approximately $122,904,000, against which the Company had outstanding letters of credit of $34,405,000. There were no cash borrowings outstanding under this agreement as of May 2, 1998. This agreement requires that, among other things, the Company main-tain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     Capital expenditures of $7,479,000 during the Fiscal 1999 First Quarter were primarily for the construction and fixturing of new and exist-ing retail stores. During Fiscal 1999, the Company anticipates incurring capital expenditures of approximately $25 million, which are intended prin-cipally for (i) remodeling and fixturing of existing retail stores, (ii) construction and fixturing of new stores and (iii) investment in management information systems technology. The Company plans to open approximately 65 new stores during Fiscal 1999, including 28 which were acquired during January 1998 from a competitor which had closed such locations. During the Fiscal 1999 First Quarter the Company opened 30 new stores and closed 4 stores. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.


				    (11)

     In connection with the Restructuring Plan (see "1998 STORE RESTRUC-TURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above), as of May 2, 1998, the Company had approximately $24,000,000 of accrued, unpaid restructuring costs. These costs, the majority of which are expected to be paid by the end of Fiscal 1999, are included in current liabilities.

     On October 2, 1995 the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.


IMPACT OF YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected ("Year 2000 compliant"), many computer applications could fail or create erroneous results by or at the Year 2000. Since Fiscal 1997, the Company has been in the process of modifying or replacing its existing computer systems to make them Year 2000 compliant. It is anticipated that this project will be completed during the fiscal year ending January 29, 2000 ("Fiscal 2000"). The Company currently estimates that the total cost of achieving compliance will range between $1,500,000 and $2,500,000 over the period from Fiscal 1997 through Fiscal 2000. The Company has also initiated discussions with its significant vendors to ensure that these parties have appropriate plans to remediate their own Year 2000 issues.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is required to be adopted by the Company as of the end of Fiscal 1999.
SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers and the factors used by management to determine reportable segments. The adoption of this statement will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect this statement will have on financial statement disclosures.









				   (12)

		       PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

(a)  Not applicable

(b)  Not applicable

(c)  Recent Sales of Unregistered Securities

     During the quarter ended May 2, 1998, the Company issued 9,005 shares of its Common Stock, $.10 par value. The shares were issued on February 6, 1998 to employees of the Company under the terms of the Company's Restrict-ed Stock Award Plan for Associates. No cash consideration was received for the shares, which were issued as bonus awards to the employees. The aggre-gate fair market value of the shares on the dates of issue was $38,552.66.

     The issuance and delivery of the 9,005 shares of Common Stock under the Restricted Stock Award Plan for Associates need not be registered under the Securities Act of 1933, as amended (the "1933 Act") because they were bonus grants of Restricted Stock under an employee benefit plan, and, therefore, did not involve an "offer" or "sale" of securities under Section 2(3) of the 1933 Act.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indi-cated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

10.1 Amendment of Second Amended and Restated Loan and Security Agreement, dated February 28, 1997 among Charming Shoppes, Inc., certain subsid-iaries of the Company which are parties thereto, Borrower's Agent and Congress Financial Corporation, dated as of May 1, 1998.

27      Financial Data Schedule.




				   (13)

(b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended May 2, 1998.


















































				   (14)

				SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   June 15, 1998              DORRIT J. BERN
	-------------              -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   June 15, 1998              ERIC M. SPECTER
	-------------              -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer



























				   (15)