Form 10-Q
period 1998-08-01
CHARMING SHOPPES INC
filed 1998-09-15
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended August 1, 1998

				    or

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

			      NOT APPLICABLE
	  (Former name, former address, and former fiscal year,
		       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of August 1, 1998, was 100,086,768 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX


								       PAGE
								       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)
   August 1, 1998 and January 31, 1998................................  1-2

Condensed Consolidated Statements of Operations (Unaudited)
   Thirteen weeks ended August 1, 1998 and August 2, 1997.............    3

Condensed Consolidated Statements of Operations (Unaudited)
   Twenty-six weeks ended August 1, 1998 and August 2, 1997...........    4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
   Twenty-six weeks ended August 1, 1998 and August 2, 1997...........    5

Condensed Consolidated Statements of Cash Flows (Unaudited)
   Twenty-six weeks ended August 1, 1998 and August 2, 1997...........    6

Notes to Condensed Consolidated Financial Statements (Unaudited)...... 7-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations................................11-17


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..........   18

Item 6.  Exhibits and Reports on Form 8-K.............................   18

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)


						     August 1,  January 31,
(In thousands)                                         1998        1998
						       ----        ----
ASSETS

Current assets
Cash and cash equivalents............................$ 47,174    $ 12,349
Available-for-sale securities (including fair
  value adjustments of $(4) and $37, respectively)...  51,410      84,909
Merchandise inventories.............................. 194,991     175,785
Deferred taxes.......................................   6,540         863
Prepayments and other................................  32,853      31,975
						     --------    --------
Total current assets................................. 332,968     305,881

Property, equipment, and leasehold improvements...... 432,866     443,017
Less: accumulated depreciation and amortization...... 258,497     257,013
						     --------    --------
Net property, equipment, and leasehold improvements.. 174,369     186,004

Available-for-sale securities (including fair
  value adjustments of $(331) and $474, respectively) 211,393     207,191

Other assets.........................................  17,991      10,662
						     --------    --------
Total assets.........................................$736,721    $709,738
						     ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements















				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)


						     August 1,  January 31,
(In thousands except shares)                           1998        1998
						       ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$ 82,771    $ 53,623
Accrued expenses.....................................  81,158      82,911
Income taxes payable.................................       0       6,123
Accrued restructuring expenses.......................  22,839           0
Current portion -- long-term debt....................      16          16
						     --------    --------
Total current liabilities............................ 186,784     142,673

Deferred taxes.......................................  12,139      12,139

Long-term debt....................................... 135,112     138,116

Stockholders' equity
Common Stock $.10 par value
   Authorized -- 300,000,000 shares
   Issued -- 106,466,768 shares and
   106,249,385 shares, respectively..................  10,647      10,625
Additional paid-in capital...........................  65,151      64,019
Treasury stock at cost -- 6,380,000 shares and
   5,580,000 shares, respectively.................... (29,162)    (25,382)
Deferred employee compensation.......................  (1,447)     (1,073)
Unrealized (losses) gains on available-for-sale
   securities (net of income tax (benefit)
   expense of $(117) and $179, respectively).........    (218)        332
Retained earnings.................................... 357,715     368,289
						     --------    --------
Total stockholders' equity........................... 402,686     416,810
						     --------    --------
Total liabilities and stockholders' equity...........$736,721    $709,738
						     ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements











				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						    Thirteen Weeks Ended
						    August 1,   August 2,
(In thousands except per-share amounts)               1998        1997
						      ----         ----
Net sales...........................................$279,158    $265,696
Other income........................................   3,792       3,675
						    --------    --------
Total revenue....................................... 282,950     269,371
						    --------    --------
Cost of goods sold, buying, and occupancy expenses.. 205,445     198,322
Selling, general, and administrative expenses.......  60,536      58,411
Interest expense....................................   2,619       2,559
						    --------    --------
Total expenses...................................... 268,600     259,292
						    --------    --------
Income before income taxes..........................  14,350      10,079
Income tax provision................................   5,022       3,226
						    --------    --------
Net income..........................................$  9,328    $  6,853
						    ========    ========

Net income per share................................   $ .09       $ .06
						       =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements



























				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						   Twenty-six Weeks Ended
						    August 1,   August 2,
(In thousands except per-share amounts)               1998        1997
						      ----         ----
Net sales...........................................$523,189    $501,384
Other income........................................   8,321       7,068
						    --------    --------
Total revenue....................................... 531,510     508,452
						    --------    --------
Cost of goods sold, buying, and occupancy expenses.. 387,897     381,273
Selling, general, and administrative expenses....... 120,641     115,266
Restructuring charge................................  34,000           0
Interest expense....................................   5,240       5,180
						    --------    --------
Total expenses...................................... 547,778     501,719
						    --------    --------
Income (loss) before income taxes................... (16,268)      6,733
Income tax provision (benefit)......................  (5,694)      2,222
						    --------    --------
Net income (loss)...................................$(10,574)   $  4,511
						    ========    ========

Net income (loss) per share.........................  $ (.11)     $  .04
						      ======      ======

[FN]
See Notes to Condensed Consolidated Financial Statements

























				    (4)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
				(Unaudited)

						    Twenty-six Weeks Ended
						     August 1,   August 2,
(In thousands)                                         1998        1997
						       ----        ----
Net income (loss)..................................  $(10,574)   $  4,511
						     --------    --------
Other comprehensive loss:
Unrealized losses on available-for-sale
   securities, net of income tax benefit of $221
   and $3, respectively............................      (411)         (6)
Reclassification of realized gains on
   available-for-sale securities, net of income
   tax expense of $74 and $32, respectively........      (139)        (65)
						     --------    --------
   Total other comprehensive loss, net of taxes....      (550)        (71)
						     --------    --------
Comprehensive income (loss)........................  $(11,124)   $  4,440
						     ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements
































				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)

						    Twenty-six Weeks Ended
						     August 1,   August 2,
(In thousands)                                         1998        1997
						       ----         ----
Operating activities
Net income (loss)....................................$(10,574)   $  4,511
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization.....................  17,049      20,080
   Deferred income taxes.............................  (5,381)          0
   Amortization of deferred compensation expense.....     382         384
   Write-down of capital assets due to restructuring.  10,000           0
   Gain from disposition of capital assets...........     (45)     (1,064)
   Gain on sale of available-for-sale securities.....    (213)        (97)
   Changes in operating assets and liabilities:
      Income tax refund receivable...................       0       2,303
      Prepayments and other..........................    (947)     (6,359)
      Merchandise inventories........................ (19,206)     (6,572)
      Accounts payable...............................  29,148      10,383
      Accrued expenses...............................  (1,753)      4,502
      Income taxes payable...........................  (6,123)          0
      Accrued restructuring expenses.................  22,839           0
						     --------    --------
Net cash provided by operating activities............  35,176      28,071
						     --------    --------
Investing activities
Investment in capital assets......................... (14,185)     (5,402)
Proceeds from sales of capital assets................      51       2,414
Proceeds from sales of available-for-sale securities. 248,434     125,281
Gross purchases of available-for-sale securities.....(219,813)   (192,696)
(Increase) decrease in other assets..................  (8,521)        242
						     --------    --------
Net cash provided by (used in) investing activities..   5,966     (70,161)
						     --------    --------
Financing activities
Purchases of treasury stock..........................  (3,780)          0
Reduction of long-term borrowings....................  (3,004)         (4)
Proceeds from exercise of stock options..............     467         698
						     --------    --------
Net cash provided by (used in) financing activities..  (6,317)        694
						     --------    --------
Increase (Decrease) in cash and cash equivalents.....  34,825     (41,396)
Cash and cash equivalents, beginning of period.......  12,349      78,979
						     --------    --------
Cash and cash equivalents, end of period.............$ 47,174    $ 37,583
						     ========    ========

[FN]
Certain prior-year amounts have been reclassified to conform to current-year presentation

See Notes to Condensed Consolidated Financial Statements



				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of August 1, 1998 and the condensed consolidated statements of operations, comprehensive income
(loss), and cash flows for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 1, 1998 and the results of operations and cash flows for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the twenty-six weeks ended August 1, 1998, stockholders' equity changed as a result of the following items: a net loss of $10,574,000; an increase in the net unrealized loss on available-for-sale securities of $550,000 (net of an income tax benefit of $296,000); an increase in common stock and additional paid-in capital of $414,000 from the exercise of options for Common Stock; a decrease in paid-in capital of $16,000 from shares of Common Stock tendered by employees in payment of payroll taxes due from the exercise of stock options; purchases of treasury stock of $3,780,000; and amortization of deferred compensation expense of $382,000.


3.  Revolving Credit Facility

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. On May 1, 1998, the expiration date of this facility was extended from June 1, 1998 to June 1, 1999.





				    (7)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



4.  Repurchases of Common Stock and Convertible Notes

     In November 1997, the Company's Board of Directors approved the repur-chase of up to 10,000,000 shares of the Company's Common Stock. During the thirteen weeks ended August 1, 1998, the Company repurchased 400,000 shares of its Common Stock at an aggregate cost of $1,981,000. Subsequent to the close of the quarter, the Company repurchased an additional 1,495,000 shares at a total cost of $7,132,000.

     During the thirteen weeks ended August 1, 1998, the Company repurchased $3,000,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 ("the Notes") at a total cost of $2,955,000. Subsequent to the close of the quarter, the Company repurchased an addi-tional $12,833,000 aggregate principal amount of the Notes at a total cost of $12,351,000. The gains or losses on the repurchases of the Notes were not material.


5.  Restructuring Charge

     On March 5, 1998, the Company's Board of Directors approved a Restruc-turing Plan (the "Plan") that resulted in a pre-tax charge of $34,000,000 during the thirteen weeks ended May 2, 1998. The Plan includes the down-sizing of approximately 100 stores and the closing of approximately 65 under-performing stores. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores.

     The restructuring charge includes estimates of $10,000,000 for the write-down of store fixtures and improvements, $11,400,000 for the early termination and amendment of store leases, $8,300,000 for the cost of renovating vacated store space, and $4,300,000 for other costs, including severance benefits. The Company anticipates a workforce reduction of approximately 650 store employees. During the twenty-six weeks ended August 1, 1998, the Company closed 18 stores and reduced store employees by 180.












				    (8)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



6.  Net Income (Loss) Per Share

			      Thirteen Weeks Ended   Twenty-six Weeks Ended
(In thousands except          August 1,  August 2,    August 1,   August 2,
per-share amounts)              1998        1997        1998        1997
				----        ----        ----        ----
Basic net income (loss)
per share
Net income (loss)........... $  9,328    $  6,853    $(10,574)   $  4,511
Weighted average shares
   outstanding..............  100,390     105,805     100,498     105,715
			     --------    --------    --------    --------
Basic net income (loss)
   per share................    $ .09       $ .06       $(.11)      $ .04
			     ========    ========    ========    ========
Net income (loss) per share,
   assuming dilution
Decrease in interest expense
   from assumed conversion
   of 7.5% Convertible Sub-
   ordinated Notes due 2006,
   net of income taxes...... $  1,682    $      0    $      0    $      0
			     --------    --------    --------    --------
Adjusted net income (loss).. $ 11,010    $  6,853    $(10,574)   $  4,511
			     --------    --------    --------    --------
Dilutive effect of assumed
   exercise of stock options    1,089       1,529           0       1,540
Dilutive effect of assumed
   conversion of notes......   18,499           0           0           0
			     --------    --------    --------    --------
Weighted average shares and
   share equivalents
   outstanding..............  119,978     107,334     100,498     107,255
			     --------    --------    --------    --------
Net income (loss) per share,
   assuming dilution........    $ .09       $ .06      $ (.11)      $ .04
			     ========    ========    ========    ========

The assumed conversion of the 7.5% Convertible Subordinated Notes due 2006 was excluded from net income (loss) per share assuming dilution for the thirteen weeks ended August 2, 1997 and the twenty-six weeks ended August 1, 1998 and August 2, 1997 because the effect would be antidilutive.









				    (9)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



7.  Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is required to be adopted by the Company as of the end of the fiscal year ending January 30, 1999. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations, and major customers, and the factors used by management to determine reportable segments. The adoption of SFAS No. 131 will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect that this statement will have on the Company's financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is required to be adopted by the Company as of the beginning of the fiscal year ending Febru-ary 3, 2001. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. The statement also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. The Company currently manages a portion of its interest rate risk through the use of derivative instruments that cap a portion of the Company's interest rate risk. Management has not completed its determination of the effect that SFAS 133 will have on the Company's financial statements or financial statement disclosures.





















				   (10)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements con-cerning the Company's operations, performance and financial condition, including, in particular, certain forward-looking statements regarding sales performance, store openings and closings, capital requirements, conversion of information systems to be Year 2000 compliant, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors. Such factors may include, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseason-able weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping or increased costs of transpor-tation, (v) competitive pressures, (vi) disruptions to operations as a result of Year 2000 compliance issues, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES

     On March 5, 1998, the Company's Board of Directors approved a Restruc-turing Plan (the "Plan") that resulted in a pre-tax charge of $34,000,000 during the quarter ended May 2, 1998 ("Fiscal 1999 First Quarter"). The Plan includes the downsizing of approximately 100 stores and the closing of approximately 65 under-performing stores during the fiscal year ending Jan-uary 30, 1999 ("Fiscal 1999"). The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. In the fall of 1997, the Company eliminated men's merchandise from approxi-mately 300 of its stores in order to refine its product assortments. As of August 1, 1998 the Company has closed 18 stores, with the balance of the store closings expected to be completed by the end of Fiscal 1999. The Company anticipates completing approximately 50 of the planned store downsizings by the end of Fiscal 1999, with the remaining downsizings to be completed during the fiscal year ending January 29, 2000 ("Fiscal 2000").

     The Company expects that the elimination of men's merchandise will allow for further development of product categories that are more closely related to its existing women's apparel businesses. The Company plans to focus on the development and expansion of its junior apparel, junior acces-


				   (11)
sories, and footwear categories. These businesses are expected to yield improved sales and gross margin productivity as compared to the men's merchandise. The Company expects to cease selling men's merchandise by the Fall of 1998, at which time it will begin to reposition the merchandise as-sortments in its stores.

     Net sales of men's merchandise were approximately $48,000,000 in the fiscal year ended January 31, 1998 ("Fiscal 1998") and are planned to be approximately $15,000,000 in Fiscal 1999. Net sales of men's merchandise for the second quarter ended August 1, 1998 ("Fiscal 1999 Second Quarter") were $6,400,000, a 46% decrease from sales of $11,900,000 for the second quarter ended August 2, 1997 ("Fiscal 1998 Second Quarter"). Net sales of men's merchandise for the first half of Fiscal 1999 were $12,900,000, a 43% decrease from sales of $22,600,000 for the first half of Fiscal 1998. The decline in sales of men's merchandise had a negative impact of 2.3% during the Fiscal 1999 Second Quarter and 2.1% during the first half of Fiscal 1999 on the overall increase in comparable store sales (sales generated by stores in operation during the same weeks of each period). The Company ex-pects that the elimination of men's merchandise will have a negative impact of approximately 4% and 6% on overall comparable store sales for the third and fourth quarters of Fiscal 1999, respectively.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

			      Thirteen Weeks Ended   Twenty-six Weeks Ended
			      August 1,  August 2,   August 1,    August 2,
				1998       1997        1998         1997
				----       ----        ----         ----
Net sales..................... 100.0%     100.0%      100.0%       100.0%
Cost of goods sold, buying,
   and occupancy expenses.....  73.6       74.6        74.1         76.0
Selling, general, and
   administrative expenses....  21.7       22.0        23.1         23.0
Restructuring charge..........    --         --         6.5           --
Interest expense..............   1.0        1.0         1.0          1.0
Income tax provision (benefit)   1.8        1.2        (1.1)         0.4
Net income (loss).............   3.3        2.6        (2.0)         1.0

Thirteen Weeks Ended August 1, 1998 and August 2, 1997

     Net sales for the Fiscal 1999 Second Quarter were $279,158,000, a 5.1% increase from net sales of $265,696,000 for the Fiscal 1998 Second Quarter. The Company experienced a 2.3% increase in comparable store sales in the Fiscal 1999 Second Quarter as compared to the Fiscal 1998 Second Quarter. In addition, sales from new stores (sales generated by stores in operation during the Fiscal 1999 Second Quarter that were not in operation during the corresponding weeks of the Fiscal 1998 Second Quarter) in the Fiscal 1999 Second Quarter equaled 4.3% of Fiscal 1998 Second Quarter sales. Sales for the Fiscal 1998 Second Quarter which were not comparable with sales for the

				   (12)

Fiscal 1999 Second Quarter as a result of the closing of stores in Fiscal 1998 and Fiscal 1999 equaled 1.6% of Fiscal 1998 Second Quarter sales. The number of retail stores increased from 1,131 at August 2, 1997 to 1,158 at August 1, 1998.

     The increase in comparable store sales was achieved in the Company's core merchandising departments, including sportswear, dresses, footwear, intimate apparel, and girl's. Comparable store sales decreased in the men's department (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above).

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.0% in the Fiscal 1999 Second Quarter as compared to the Fiscal 1998 Second Quarter. Cost of goods sold as a per-centage of sales decreased 0.3% in the Fiscal 1999 Second Quarter as compared to the Fiscal 1998 Second Quarter. The decrease in cost of goods sold as a percentage of sales was primarily due to a stronger customer response to the Summer merchandise offering, which resulted in lower mer-chandise markdowns as compared to the prior year. Buying and occupancy expenses expressed as a percentage of sales decreased 0.7% in the Fiscal 1999 Second Quarter as compared to the Fiscal 1998 Second Quarter. The decrease in buying and occupancy expenses was due to a reduction in store occupancy expenses, primarily depreciation and utility costs.

     Selling, general and administrative expenses expressed as a percentage of sales decreased 0.3% in the Fiscal 1999 Second Quarter as compared to the Fiscal 1998 Second Quarter. This was primarily attributable to a de-crease in advertising expenditures and corporate administrative expenses.

     Interest expense expressed as a percentage of sales was unchanged in the Fiscal 1999 Second Quarter as compared to the Fiscal 1998 Second Quar-ter. Interest expense is primarily attributable to the Company's 7.5% Convertible Subordinated Notes due 2006.

     The income tax provision for the Fiscal 1999 Second Quarter was 35% of the Company's pre-tax income, as compared to a provision of 32% of the pre-tax income for the Fiscal 1998 Second Quarter. The increase in the effec-tive tax rate is primarily attributable to an increase in the benefit attributable to permanent differences as a percentage of the loss before income taxes.

Twenty-six Weeks Ended August 1, 1998 and August 2, 1997

     Net sales for the first half of Fiscal 1999 were $523,189,000, a 4.3% increase from net sales of $501,384,000 for the first half of Fiscal 1998. The Company experienced a 2.0% increase in comparable store sales in the first half of Fiscal 1999 as compared to the first half of Fiscal 1998. Increased sales of sportswear, dresses, footwear, intimate apparel, and girl's clothing were partially offset by decreases in men's clothing and outerwear (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MER-CHANDISE FROM THE COMPANY'S FASHION BUG STORES" above). In addition, sales from new stores for the first half of Fiscal 1999 equaled 3.7% of sales for


				   (13)
the first half of Fiscal 1998. Sales for the first half of Fiscal 1998 which were not comparable with sales for the first half of Fiscal 1999 as a result of the closing of stores in Fiscal 1998 and Fiscal 1999 equaled 1.4% of sales for the first half of fiscal 1998.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.9% in the first half of Fiscal 1999 as compared to the first half of Fiscal 1998. Cost of goods sold as a per-centage of sales decreased 1.2% in the first half of Fiscal 1999 as compared to the first half of Fiscal 1998. The decrease in cost of goods sold as a percentage of sales was primarily due to a stronger customer response to the Spring and Summer merchandise offerings, which resulted in lower merchandise markdowns as compared to the prior year. Buying and occupancy expenses expressed as a percentage of sales decreased 0.7% in the first half of Fiscal 1999 as compared to the first half of Fiscal 1998.
The decrease in buying and occupancy expenses was due a reduction in store occupancy expenses, primarily depreciation and utility costs.

     Selling, general and administrative expenses expressed as a percentage of sales increased 0.1% in the first half of Fiscal 1999 as compared to the first half of Fiscal 1998. This was primarily attributable to the effect of Federal minimum wage legislation and increased advertising expenditures on selling expenses for the Fiscal 1999 First Quarter.

     On March 5, 1998, the Company's Board of Directors approved the Restructuring Plan that resulted in a pre-tax charge of $34,000,000 during the Fiscal 1999 First Quarter. The Plan includes the downsizing of approx-imately 100 stores and the closing of approximately 65 under-performing stores. The Plan was approved in conjunction with the decision to elimi-nate men's merchandise from the Company's stores. The restructuring charge includes estimates of $10,000,000 for the write-down of store fixtures and improvements, $11,400,000 for the early termination and amendment of store leases, $8,300,000 for the cost of renovating vacated store space, and $4,300,000 for other costs, including severance benefits. The Company anticipates a workforce reduction of approximately 650 store employees. During the first half of Fiscal 1999, the Company closed 18 stores and re-duced store employees by 180.

     Interest expense expressed as a percentage of sales was unchanged in the first half of Fiscal 1999 as compared to the first half of Fiscal 1998. Interest expense is primarily attributable to the Company's $138 million aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006, which were issued in July 1996.

     The income tax benefit for the first half of Fiscal 1999 was 35% of the Company's pre-tax loss, as compared to a provision of 33% of the pre-tax income for the first half of Fiscal 1998. The increase in the effec-tive tax rate is primarily attributable to an increase in the benefit attributable to permanent differences as a percentage of the loss before income taxes.




				   (14)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 mil-lion revolving credit facility. As of August 1, 1998, the Company had working capital of $146,184,000 as compared to $163,208,000 at January 31, 1998. Working capital at August 1, 1998 included $47,174,000 of cash and cash equivalents, compared to cash and cash equivalents of $12,349,000 at January 31, 1998. The ratio of current assets to current liabilities was
1.8 to 1 at August 1, 1998 and 2.1 to 1 at January 31, 1998.

     Net cash provided by operating activities was $35,176,000 for the first half of Fiscal 1999 as compared to net cash provided by operating activities of $28,071,000 for the first half of Fiscal 1998. The reasons for the $7,105,000 change in cash provided by operations were (i) a decrease in the Company's net income of $15,085,000, which includes the negative non-cash impact of a $10,000,000 write-down of capital assets due to restructuring and a $22,839,000 accrual for restructuring expenses, and the positive non-cash impact of a $5,381,000 increase in current deferred income taxes and a $3,033,000 decrease in depreciation and amortization;
(ii) a decrease of $6,131,000 in the Company's investment in merchandise inventories, net of accounts payable; (iii) a decrease of $8,426,000 in in-come taxes receivable/payable; and (iv) other net increases of $60,000.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. During the first half of Fiscal 1999, the expir-ation date of this facility was extended from June 1, 1998 to June 1, 1999. This facility is secured by merchandise inventory, furniture and fixtures at the retail stores, and certain other Company assets. As of August 1, 1998 the availability under this facility was approximately $115,849,000, against which the Company had outstanding letters of credit of $38,096,000. There were no cash borrowings outstanding under this agreement as of August 1, 1998. This agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     Capital expenditures of $14,185,000 during the first half of Fiscal 1999 were primarily for the construction and fixturing of new and existing retail stores. During Fiscal 1999, the Company anticipates incurring capi-tal expenditures of approximately $25 million, which are intended primarily for (i) remodeling and fixturing of existing retail stores; (ii) construc-tion and fixturing of new stores; and (iii) investment in management information systems technology. The Company anticipates that capital ex-penditures will be financed principally through internally-generated funds. The Company plans to open approximately 65 new stores during Fiscal 1999, including 28 which were acquired during January 1998 from a competitor which had closed such locations. During the first half of Fiscal 1999, the Company opened 41 new stores and closed 18 stores.

				   (15)

     In connection with the Restructuring Plan (see "1998 STORE RESTRUC-TURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above), as of August 1, 1998, the Company had approximately $22,839,000 of accrued, unpaid restructuring costs. These costs, the majority of which are expected to be paid by the end of Fiscal 1999, are included in current liabilities.

     In November 1997, the Company's Board of Directors approved the repur-chase of up to 10,000,000 shares of the Company's Common Stock. During the thirteen weeks ended August 1, 1998, the Company repurchased 400,000 shares of its Common Stock at an aggregate cost of $1,981,000. Subsequent to the close of the quarter, the Company repurchased an additional 1,495,000 shares at a total cost of $7,132,000.

     During the thirteen weeks ended August 1, 1998, the Company re-purchased $3,000,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 ("the Notes") at a total cost of $2,955,000. Subsequent to the close of the quarter, the Company repurchased an addi-tional $12,833,000 aggregate principal amount of the Notes at a total cost of $12,351,000. The gains or losses on the repurchases of the Notes were not material. The repurchases of the Notes will result in a reduction of $962,000 in annual interest expense.

     On October 2, 1995 the Company's Board of Directors announced an in-definite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.


IMPACT OF YEAR 2000

     Many existing computer programs use only two digits to identify the year and the date field. These programs were designed and developed with-out considering the impact of the upcoming change in the century. If not corrected ("Year 2000 Compliant" or "Year 2000 Compliance"), many computer applications could fail or create erroneous results by or at the year 2000. In 1997, the Company began the process of identifying information systems and other systems which were not Year 2000 Compliant and developing comprehensive plans to modify or replace such systems to make them compliant. The Company's management has established an executive-level committee which is responsible for monitoring the Company's progress towards Year 2000 Compliance. It is anticipated that this program will be completed during the fiscal year ending January 29, 2000 ("Fiscal 2000"). The Company is utilizing external resources to assist it in becoming Year 2000 Compliant. It therefore expects to be able to continue with normal operations and strategic projects without any material adverse effect as a result of the implementation of its Year 2000 Compliance program. However, should the Company experience future, currently unforeseen difficulties in achieving Year 2000 Compliance, such strategic projects could be deferred or otherwise materially impacted.



			      (16)

     The Company currently plans to have all of its key internal systems modified or replaced and ready for testing by January, 1999. During 1999, the Company expects to do full-scale testing and further remediation as necessary to achieve Year 2000 Compliance. The Company has also identified its key vendors and will work closely with them to assess their readiness and mitigate the risk to the Company if they are not Year 2000 Compliant. These vendors primarily support the Company's payroll, credit, warehouse, and merchandising operations. The Company has contacted these key vendors to assess their readiness and plans to conduct on-site audits of these vendors' Year 2000 plans and their progress towards Year 2000 Compliance.

     The Company is also developing contingency plans to minimize the impact of unforeseen delays or problems in achieving timely Year 2000 Compliance. The Company has also contracted for off-site disaster recovery services in the event of public utility failures. In addition, the Company is developing contingency plans for product distribution in the event that it encounters Year 2000 Compliance problems with its warehouse management systems. The Company is subject to the risk of other vendors not being Year 2000 Compliant and is continuing to develop contingency plans to minimize the potential adverse impact of these risks.

     The Company currently estimates that the total cost of achieving Year 2000 Compliance will be between $1,500,000 and $2,500,000 over the period from fiscal 1997 through Fiscal 2000. Should the Company experience unan-ticipated problems or delays in achieving Year 2000 Compliance, the total cost of compliance could exceed these current estimates. The Company has incurred approximately $700,000 of costs related to Year 2000 Compliance through August 1, 1998. The Company anticipates that Year 2000 Compliance expenditures will be financed primarily through internally-generated funds and will not impact the Company's other operating or investment plans.

     No assurance can be given that potential problems associated with the achievement of Year 2000 Compliance, both from the perspective of the Company's own systems and its key vendors, will not have a material adverse effect on the Company's operations, financial position, results of operations, or cash flows.


















				   (17)

		       PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on July 15,
1998.

(b)  Not applicable.

(c) Joseph L. Castle, II and Laura A. Liswood were nominated for election, in the Company's Proxy Statement, to serve three-year terms as Class B Directors. At the Annual Meeting it was announced that Ms. Liswood would not be standing for re-election as a Director, as she had accepted a new position with significant additional responsibilities. The new position would not permit Ms. Liswood the time needed to function effectively as a member of the Company's Board of Directors. Ms. Liswood's nomination was withdrawn from the election. With respect to the election of Joseph L. Castle, II, 100,770,961 votes were cast in favor and 351,292 votes were withheld. The total number of shares represented at the Annual Meeting were 101,122,253.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indi-cated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.2)

10.1 Amendment of Second Amended and Restated Loan and Security Agreement, dated February 28, 1997 among Charming Shoppes, Inc., certain subsid-iaries of the Company which are parties thereto, Borrower's Agent and Congress Financial Corporation, dated as of May 1, 1998, incorporated by reference to Form 10-Q for the quarter ended May 2, 1998.  (Exhibit
10.1)

27   Financial Data Schedule.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended August 1, 1998.

				   (18)

				SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   September 11, 1998         DORRIT J. BERN
	------------------         -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   September 11, 1998         ERIC M. SPECTER
	------------------         -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer


























				   (19)