Form 10-Q
period 1998-10-31
CHARMING SHOPPES INC
filed 1998-12-15
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended October 31, 1998

				    or

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

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of Octo-ber 31, 1998, was 97,839,448 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX

								       PAGE
								       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)
   October 31, 1998 and January 31, 1998..............................  1-2

Condensed Consolidated Statements of Operations (Unaudited)
   Thirteen weeks ended October 31, 1998 and November 1, 1997.........    3

Condensed Consolidated Statements of Operations (Unaudited)
   Thirty-nine weeks ended October 31, 1998 and November 1, 1997......    4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
   Thirty-nine weeks ended October 31, 1998 and November 1, 1997......    5

Condensed Consolidated Statements of Cash Flows (Unaudited)
   Thirty-nine weeks ended October 31, 1998 and November 1, 1997......    6

Notes to Condensed Consolidated Financial Statements (Unaudited)...... 7-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations................................11-21


PART II.  OTHER INFORMATION

Item 5.  Other Information............................................   22

Item 6.  Exhibits and Reports on Form 8-K.............................   23

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)


						    October 31, January 31,
(In thousands)                                         1998         1998
						       ----         ----
ASSETS

Current assets
Cash and cash equivalents............................$ 32,633     $ 12,349
Available-for-sale securities (including fair
  value adjustments of $(37) and $37, respectively)..  72,721       84,909
Merchandise inventories.............................. 217,000      175,785
Deferred taxes.......................................   6,587          863
Prepayments and other................................  29,140       31,975
						     --------     --------
Total current assets................................. 358,081      305,881

Property, equipment, and leasehold improvements...... 439,071      443,017
Less: accumulated depreciation and amortization...... 266,648      257,013
						     --------     --------
Net property, equipment, and leasehold improvements.. 172,423      186,004

Available-for-sale securities (including fair
  value adjustments of $906 and $474, respectively).. 152,159      207,191

Other assets.........................................  24,414       10,662
						     --------     --------
Total assets.........................................$707,077     $709,738
						     ========     ========

See Notes to Condensed Consolidated Financial Statements















				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)


						    October 31, January 31,
(In thousands)                                         1998         1998
						       ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$ 83,198     $ 53,623
Accrued expenses.....................................  77,377       82,911
Income taxes payable.................................       0        6,123
Accrued restructuring expenses.......................  19,031            0
Current portion -- long-term debt....................      16           16
						     --------     --------
Total current liabilities............................ 179,622      142,673

Deferred taxes.......................................  12,139       12,139

Long-term debt....................................... 122,279      138,116

Stockholders' equity
Common Stock $.10 par value
   Authorized -- 300,000,000 shares
   Issued -- 106,549,448 shares and
   106,249,385 shares, respectively..................  10,655       10,625
Additional paid-in capital...........................  65,170       64,019
Treasury stock at cost - 8,710,000 shares and
   5,580,000 shares, respectively.................... (39,405)     (25,382)
Deferred employee compensation.......................  (1,239)      (1,073)
Unrealized gains on available-for-sale
   securities (net of income tax expense of
   $304 and $179, respectively)......................     565          332
Retained earnings.................................... 357,291      368,289
						     --------     --------
Total stockholders' equity........................... 393,037      416,810
						     --------     --------
Total liabilities and stockholders' equity...........$707,077     $709,738
						     ========     ========

See Notes to Condensed Consolidated Financial Statements











				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						    Thirteen Weeks Ended
						   October 31, November 1,
(In thousands except per-share amounts)               1998        1997
						      ----        ----
Net sales...........................................$239,742    $236,203
Other income........................................   3,921       4,423
						    --------    --------
Total revenue....................................... 243,663     240,626
						    --------    --------
Cost of goods sold, buying, and occupancy expenses.. 180,148     179,908
Selling, general, and administrative expenses.......  61,772      57,883
Non-recurring gain from asset securitization........       0     (13,018)
Interest expense....................................   2,395       2,590
						    --------    --------
Total expenses...................................... 244,315     227,363
						    --------    --------
Income (loss) before income taxes...................    (652)     13,263
Income tax provision (benefit)......................    (228)      4,637
						    --------    --------
Net income (loss)...................................$   (424)   $  8,626
						    ========    ========

Net income (loss) per share.........................  $(0.00)      $0.08
						      ======       =====

See Notes to Condensed Consolidated Financial Statements


























				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						   Thirty-nine Weeks Ended
						   October 31, November 1,
(In thousands except per-share amounts)               1998         1997
						      ----         ----
Net sales...........................................$762,931     $737,587
Other income........................................  12,242       11,491
						    --------     --------
Total revenue....................................... 775,173      749,078
						    --------     --------
Cost of goods sold, buying, and occupancy expenses.. 568,045      561,181
Selling, general, and administrative expenses....... 182,413      173,149
Restructuring charge................................  34,000            0
Non-recurring gain from asset securitization........       0      (13,018)
Interest expense....................................   7,635        7,770
						    --------     --------
Total expenses...................................... 792,093      729,082
						    --------     --------
Income (loss) before income taxes................... (16,920)      19,996
Income tax provision (benefit)......................  (5,922)       6,859
						    --------     --------
Net income (loss)...................................$(10,998)    $ 13,137
						    ========     ========

Net income (loss) per share.........................  $(0.11)      $ 0.12
						      ======       ======

See Notes to Condensed Consolidated Financial Statements

























				    (4)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
				(Unaudited)


						    Thirty-nine Weeks Ended
						    October 31, November 1,
(In thousands)                                         1998         1997
						       ----         ----
Net income (loss)..................................  $(10,998)    $ 13,137
						     --------     --------
Other comprehensive income:
Unrealized gains on available-for-sale
   securities, net of income tax expense of $210
   and $192, respectively..........................       390          356
Reclassification of realized gains on
   available-for-sale securities, net of income
   tax expense of $85 and $39, respectively........      (157)         (73)
						     --------     --------
   Total other comprehensive income, net of taxes..       233          283
						     --------     --------
Comprehensive income (loss)........................  $(10,765)    $ 13,420
						     ========     ========

See Notes to Condensed Consolidated Financial Statements































				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)

						    Thirty-nine Weeks Ended
						    October 31, November 1,
(In thousands)                                         1998         1997
						       ----         ----
Operating activities
Net income (loss)....................................$(10,998)    $ 13,137
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization.....................  25,502       29,996
   Non-recurring gain from asset securitization......       0      (13,018)
   Deferred income taxes.............................  (5,849)       4,556
   Amortization of deferred compensation expense.....     553          579
   Write-down of capital assets due to restructuring.  10,000            0
   Gain from disposition of capital assets...........     (35)        (107)
   Gain on sale of available-for-sale securities.....    (242)        (112)
   Changes in operating assets and liabilities:
      Income tax refund receivable...................       0        3,684
      Prepayments and other..........................   2,790       (3,636)
      Merchandise inventories........................ (41,215)     (60,201)
      Accounts payable...............................  29,575       46,229
      Accrued expenses...............................  (5,534)       2,498
      Income taxes payable...........................  (6,123)       3,745
      Accrued restructuring expenses.................  19,031            0
						     --------     --------
Net cash provided by operating activities............  17,455       27,350
						     --------     --------
Investing activities
Investment in capital assets......................... (20,418)     (12,643)
Proceeds from sales of capital assets................      60        2,603
Proceeds from sales of available-for-sale securities. 326,762      173,921
Gross purchases of available-for-sale securities.....(258,993)    (239,813)
Increase in other assets............................. (15,229)        (959)
						     --------     --------
Net cash provided by (used in) investing activities..  32,182      (76,891)
						     --------     --------
Financing activities
Purchases of treasury stock.......................... (14,023)           0
Reduction of long-term borrowings.................... (15,837)          (8)
Proceeds from exercise of stock options..............     507        1,570
						     --------     --------
Net cash provided by (used in) financing activities.. (29,353)       1,562
						     --------     --------
Increase (Decrease) in cash and cash equivalents.....  20,284      (47,979)
Cash and cash equivalents, beginning of period.......  12,349       78,979
						     --------     --------
Cash and cash equivalents, end of period.............$ 32,633     $ 31,000
						     ========     ========

Certain prior-year amounts have been reclassified to conform to current-year presentation

See Notes to Condensed Consolidated Financial Statements


				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of October 31, 1998 and the condensed consolidated statements of operations, comprehensive income
(loss), and cash flows for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31, 1998 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac-counting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

     During the thirty-nine weeks ended October 31, 1998, stockholders' equity changed as a result of the following items: a decrease from a net loss of $10,998,000; an increase from net unrealized gains on available-for-sale securities of $233,000 (net of income taxes of $125,000); an in-crease in common stock and additional paid-in capital of $478,000 from the exercise of options for Common Stock; a decrease in paid-in capital of $16,000 from shares of Common Stock tendered by employees in payment of payroll taxes due from the exercise of stock options; a decrease from pur-chases of treasury stock of $14,023,000; and an increase from amortization of deferred compensation expense of $553,000.


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



				    (7)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



4.  Repurchases of Common Stock and Convertible Notes

     In November 1997, the Company's Board of Directors approved the repur-chase of up to 10,000,000 shares of the Company's Common Stock. During the thirteen weeks ended October 31, 1998, the Company repurchased 2,330,000 shares of its Common Stock at an aggregate cost of $10,243,000. During the thirty-nine weeks ended October 31, 1998, the Company repurchased 3,130,000 shares of its Common Stock at an aggregate cost of $14,023,000.

     During the thirteen weeks ended October 31, 1998, the Company repurchased $12,833,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 ("the Notes") at a total cost of $12,351,000. During the thirty-nine weeks ended October 31, 1998, the Company repur-chased $15,833,000 aggregate principal amount of the Notes at a total cost of $15,306,000. The gains or losses on the repurchases of the Notes were not material.


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

     The restructuring charge includes estimates of $10,000,000 for the write-down of store fixtures and improvements, $11,400,000 for the early termination and amendment of store leases, $8,300,000 for the cost of renovating vacated store space, and $4,300,000 for other costs, including severance benefits. The Company anticipates a workforce reduction of ap-proximately 650 store employees. During the thirty-nine weeks ended October 31, 1998, the Company closed 33 stores and reduced store employees by approximately 330.


6.  Non-Recurring Gain from Asset Securitization

     In connection with the issuance in November 1997 of the Charming Shoppes Master Trust Series 1997-1 Floating Rate Class A Asset-Backed Certificates, the Company evaluated the fair value of its retained inter-ests and related recourse provisions. As a result of such evaluation, the Company recognized a non-recurring gain of $13,018,000 for the thirteen weeks and thirty-nine weeks ended November 1, 1997.



				    (8)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



7.  Net Income (Loss) Per Share

			      Thirteen Weeks Ended   Thirty-nine Weeks Ended
(In thousands except         October 31, November 1, October 31,  November 1,
per-share amounts)              1998        1997        1998         1997
				----        ----        ----         ----
Basic net income (loss)
per share
Net income (loss)........... $   (424)   $  8,626    $(10,998)    $ 13,137
Weighted average shares
   outstanding..............   98,860     106,088      99,952      105,839
			     --------    --------    --------     --------
Basic net income (loss)
   per share................    $(.00)      $ .08       $(.11)       $ .12
			     ========    ========    ========     ========
Net income (loss) per share,
   assuming dilution
Dilutive effect of assumed
   Exercise of stock options        0       1,675           0        1,585
			     --------    --------    --------     --------
Weighted average shares and
   share equivalents
   outstanding..............   98,860     107,763      99,952      107,424
			     --------    --------    --------     --------
Net income (loss) per share,
   assuming dilution........    $(.00)      $ .08      $ (.11)       $ .12
			     ========    ========    ========     ========

Options to purchase 11.1 million shares of the Company's Common Stock at a weighted average exercise price of $5.25 per share, which were outstanding at October 31, 1998, were excluded from the computation of net loss per share assuming dilution for the periods ended October 31, 1998 because the effect would have been antidilutive. The assumed conversion of the 7.5% Convertible Subordinated Notes due 2006 was excluded from the computation of net income (loss) per share assuming dilution because the effect would have been antidilutive.


8.  Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this statement as of the end of the fiscal year ending January 30, 1999. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations, and major customers, and the factors used by management to determine reportable segments. Adoption of SFAS No. 131 will not affect the Company's financial position or results of


				    (9)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



8.  Impact of Recent Accounting Pronouncements (continued)

operations. Management has not completed its determination of the effect that this statement will have on the Company's financial statement disclo-sures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement as of the beginning of the fiscal year ending February 3, 2001. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. The statement also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. The Company currently manages a portion of its interest rate risk through the use of derivative instruments that cap a portion of the Company's interest rate risk. Management has not completed its determination of the effect that SFAS 133 will have on the Company's financial statements or financial statement disclosures.


9.  Subsequent Event

     On December 10, 1998, the Company's Board of Directors approved a plan to record a one-time pre-tax charge of approximately $20,246,000 to account for the cost of closing the Company's Bensalem, Pennsylvania distribution center. This plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana distribution center. The charge is to be recorded during the fourth quarter ended January 30, 1999 in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as the plan was approved subsequent to October 31, 1998.















				   (10)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements con-cerning the Company's operations, performance and financial condition. In particular, it includes certain forward-looking statements regarding sales performance, store openings and closings, capital requirements, the discus-sion of management's expectations for Year 2000 compliance, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors. Such factors may include, but are not limited to, the following:
(i) rapid changes in, or miscalculation of, fashion trends; (ii) extreme or unseasonable weather conditions; (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel; (iv) risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctua-tions, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation; (v) competitive pressures; (vi) disruptions to operations as a result of Y2K compliance issues, and; (vii) other risks and uncer-tainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 ("Fiscal 1998").


1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES

     On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan that resulted in a pre-tax charge of $34,000,000 during the quarter ended May 2, 1998 ("Fiscal 1999 First Quarter"). The plan includes the downsizing of approximately 100 stores and the closing of approximately 65 under-performing stores during the fiscal year ending January 30, 1999 ("Fiscal 1999"). The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. In the fall of 1997, the Company eliminated men's merchandise from approximately 300 of its stores in order to refine its product assortments. As of October 31, 1998 the Company has closed 33 stores, and expects to complete the balance of the store closings by the end of Fiscal 1999. The Company anticipates completing approximately 50 of the planned store downsizings by the end of Fiscal 1999, with the remainder to be completed during the fiscal year ending January 29, 2000 ("Fiscal 2000").

     The Company expects that the elimination of men's merchandise will allow for further development of product categories more closely related to its existing women's apparel business. The Company plans to focus on the development and expansion of its junior apparel, junior accessories, and footwear categories. These businesses are expected to yield improved sales

				   (11)
and gross margin productivity as compared to the men's merchandise. The Company ceased selling men's merchandise by the end of October 1998, and has repositioned the merchandise assortments in its stores.

     Net sales of men's merchandise for the quarter ended October 31, 1998 ("Fiscal 1999 Third Quarter") were $1,300,000, an 87% decrease from sales of $10,200,000 for the quarter ended November 1, 1997 ("Fiscal 1998 Third Quarter"). Net sales of men's merchandise for the nine months ended October 31, 1998 were $14,300,000, a 56% decrease from sales of $32,800,000 for the nine months ended November 1, 1997. The decline in sales of men's merchandise had a negative impact of 3.9% during the Fiscal 1999 Third Quarter and 2.7% during the first nine months of Fiscal 1999 on the overall decrease/increase in comparable store sales (sales generated by stores in operation during the same weeks of each period). The Company expects that the elimination of men's merchandise will have a negative impact of approximately 6% on overall comparable store sales for the quarter ended January 30, 1999 ("Fiscal 1999 Fourth Quarter").


1998 DISTRIBUTION CENTER RESTRUCTURING

     On December 10, 1998, the Company's Board of Directors approved a plan to record a one-time pre-tax charge of approximately $20,246,000 to account for the cost of closing the Company's Bensalem, Pennsylvania distribution center. This plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana distribution center. The Company anticipates a workforce reduction of 99 employees. Subsequent to the restructuring, the Company plans to conduct its distribution center operations from the Greencastle, Indiana facility, and plans to offer the Bensalem, Pennsyl-vania facility for sale. The closing of the Bensalem distribution center is expected to result in annual operating cost savings of approximately $2,800,000. The charge is to be recorded during the fourth quarter ending January 30, 1999 in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as the plan was approved subsequent to October 31, 1998.

















				   (12)

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

			     Thirteen Weeks Ended   Thirty-nine Weeks Ended
			    October 31, November 1, October 31, November 1,
			       1998        1997        1998        1997
			       ----        ----        ----        ----
Net sales.................... 100.0%      100.0%      100.0%      100.0%
Cost of goods sold, buying,
   and occupancy expenses....  75.1        76.2        74.5        76.1
Selling, general, and
   administrative expenses...  25.8        24.5        23.9        23.5
Restructuring charge.........    --          --         4.5          --
Non-recurring gain from
   asset securitization......    --         5.5          --         1.8
Interest expense.............   1.0         1.1         1.0         1.1
Income tax provision (benefit) (0.1)        2.0        (0.8)        0.9
Net income (loss)............  (0.2)        3.7        (1.4)        1.8

Thirteen Weeks Ended October 31, 1998 and November 1, 1997

     Net sales for the Fiscal 1999 Third Quarter were $239,742,000, a 1.5% increase from net sales of $236,203,000 for the Fiscal 1998 Third Quarter. The Company experienced a 0.8% decrease in comparable store sales in the Fiscal 1999 Third Quarter as compared to the Fiscal 1998 Third Quarter. In addition, sales from new stores (sales generated by stores in operation during the Fiscal 1999 Third Quarter that were not in operation during the corresponding weeks of the Fiscal 1998 Third Quarter) in the Fiscal 1999 Third Quarter equaled 4.5% of Fiscal 1998 Third Quarter sales. Sales for the Fiscal 1998 Third Quarter which were not comparable with sales for the Fiscal 1999 Third Quarter as a result of the closing of stores in Fiscal 1998 and Fiscal 1999 equaled 2.2% of Fiscal 1998 Third Quarter sales. The number of retail stores increased from 1,139 at November 1, 1997 to 1,156 at October 31, 1998.

     Excluding the decrease in comparable store sales of men's merchandise (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above), comparable store sales for the Fiscal 1999 Third Quarter increased 3.1% as compared to the Fiscal 1998 Third Quarter. The increase in comparable store sales was achieved in the Company's core merchandising departments, including sportswear, dresses, intimate apparel, and girl's.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.1% in the Fiscal 1999 Third Quarter as compared to the Fiscal 1998 Third Quarter. Cost of goods sold as a percentage of sales decreased 0.8% in the Fiscal 1999 Third Quarter as compared to the Fiscal 1998 Third Quarter. The decrease in cost of goods sold as a percentage of sales was primarily due to customer response to the


			      (13)

Fall merchandise offering, which resulted in lower overall merchandise markdowns as compared to the prior year. Increased markdowns on sales of the remaining men's merchandise had a slight negative effect on gross margin. Buying and occupancy expenses expressed as a percentage of sales decreased 0.3% in the Fiscal 1999 Third Quarter as compared to the Fiscal 1998 Third Quarter. The decrease in buying and occupancy expenses was due to a reduction in store occupancy expenses, primarily depreciation and utility costs.

     Selling, general and administrative expenses expressed as a percentage of sales increased 1.3% in the Fiscal 1999 Third Quarter as compared to the Fiscal 1998 Third Quarter. This was primarily attributable to an increase in advertising expenditures related to the Company's new television and radio campaign.

     Interest expense expressed as a percentage of sales decreased 0.1% in the Fiscal 1999 Third Quarter as compared to the Fiscal 1998 Third Quarter. The decrease in interest expense is the result of the Company's repurchase of $15.8 million of 7.5% Convertible Subordinated Notes due 2006 during the first three quarters of Fiscal 1999.

     The income tax benefit for the Fiscal 1999 Third Quarter was 35% of the Company's pre-tax loss, as compared to a provision of 35% of the pre-tax income for the Fiscal 1998 Third Quarter.

     In connection with the issuance in November 1997 of the Charming Shoppes Master Trust Series 1997-1 Floating Rate Class A Asset-Backed Certificates, the Company evaluated the fair value of its retained inter-ests and related recourse provisions. As a result of such evaluation, the Company recognized a non-recurring gain of $13,018,000 during the thirteen weeks ended November 1, 1997.

Thirty-nine Weeks Ended October 31, 1998 and November 1, 1997

     Net sales for the first nine months of Fiscal 1999 were $762,931,000, a 3.4% increase from net sales of $737,587,000 for the first nine months of Fiscal 1998. The Company experienced a 1.1% increase in comparable store sales in the first nine months of Fiscal 1999 as compared to the first nine months of Fiscal 1998. Increased sales of sportswear, dresses, footwear, intimate apparel, and girl's clothing were partially offset by decreases in sales of men's clothing and outerwear (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above). Excluding the decrease in comparable store sales of men's mer-chandise, comparable store sales for the first nine months of Fiscal 1999 increased 3.8% as compared to the first nine months of Fiscal 1998. In addition, sales from new stores for the first nine months of Fiscal 1999 equaled 4.0% of sales for the first nine months of Fiscal 1998. Sales for the first nine months of Fiscal 1998 which were not comparable with sales for the first nine months of Fiscal 1999 as a result of the closing of stores in Fiscal 1998 and Fiscal 1999 equaled 1.7% of sales for the first nine months of fiscal 1998.



				   (14)

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.6% in the first nine months of Fiscal 1999 as compared to the first nine months of Fiscal 1998. Cost of goods sold as a percentage of sales decreased 1.1% in the first nine months of Fiscal 1999 as compared to the first nine months of Fiscal 1998. The decrease in cost of goods sold as a percentage of sales was primarily due to customer response to the Company's merchandise offerings, which resulted in lower merchandise markdowns as compared to the prior year. Increased markdowns on sales of the remaining men's merchandise had a slight negative effect on gross margin. Buying and occupancy expenses expressed as a percentage of sales decreased 0.5% in the first nine months of Fiscal 1999 as compared to the first nine months of Fiscal 1998. The decrease in buying and occupancy expenses was due to a reduction in store occupancy expenses, primarily depreciation and utility costs.

     Selling, general and administrative expenses expressed as a percentage of sales increased 0.4% in the first nine months of Fiscal 1999 as compared to the first nine months of Fiscal 1998. This was primarily attributable to increased advertising expenditures related to the Company's television and radio advertising campaign and the effect of Federal minimum wage legislation.

     On March 5, 1998, the Company's Board of Directors approved the Restructuring Plan that resulted in a pre-tax charge of $34,000,000 during the Fiscal 1999 First Quarter. The Plan includes the downsizing of approx-imately 100 stores and the closing of approximately 65 under-performing stores. The Plan was approved in conjunction with the decision to elimi-nate men's merchandise from the Company's stores. The restructuring charge includes estimates of $10,000,000 for the write-down of store fixtures and improvements, $11,400,000 for the early termination and amendment of store leases, $8,300,000 for the cost of renovating vacated store space, and $4,300,000 for other costs, including severance benefits. The Company anticipates a workforce reduction of approximately 650 store employees. During the first nine months of Fiscal 1999, the Company closed 33 stores and reduced store employees by approximately 330.

     Interest expense expressed as a percentage of sales decreased 0.1% in the first nine months of Fiscal 1999 as compared to the first nine months of Fiscal 1998. The decrease in interest expense is the result of the Company's repurchase of $15.8 million of 7.5% Convertible Subordinated Notes due 2006 during the first three quarters of Fiscal 1999.

     The income tax benefit for the first nine months of Fiscal 1999 was 35% of the Company's pre-tax loss, as compared to a provision of 34% of the pre-tax income for the first nine months of Fiscal 1998. The increase in the effective tax rate is primarily attributable to an increase in the benefit attributable to permanent differences as a percentage of the loss before income taxes.






				   (15)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 mil-lion revolving credit facility. As of October 31, 1998, the Company had working capital of $178,459,000 as compared to $163,208,000 at January 31, 1998. Working capital at October 31, 1998 included $32,633,000 of cash and cash equivalents, compared to cash and cash equivalents of $12,349,000 at January 31, 1998. The ratio of current assets to current liabilities was
2.0 to 1 at October 31, 1998 and 2.1 to 1 at January 31, 1998.

     Net cash provided by operating activities was $17,455,000 for the first nine months of Fiscal 1999 as compared to net cash provided by operating activities of $27,350,000 for the first nine months of Fiscal 1998. The reasons for the $9,895,000 decrease in cash provided by opera-tions were (i) a decrease in the Company's net income of $24,135,000, which includes the negative non-cash impact of a $10,000,000 write-down of cap-ital assets due to restructuring, a $13,018,000 non-recurring gain from asset securitization, and a $19,031,000 accrual for restructuring expenses, and the positive non-cash impact of a $10,405,000 increase in current deferred income taxes and a $4,520,000 decrease in depreciation and amortization; (ii) a decrease of $2,332,000 in the Company's investment in merchandise inventories, net of accounts payable; (iii) a decrease of $13,552,000 in income taxes receivable/payable; and (iv) other net de-creases of $1,664,000.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of this facility is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. During Fiscal 1999, the expiration date of this facility was extended from June 1, 1998 to June 1, 1999. This facility is secured by merchandise inventory, furniture and fixtures at the retail stores, and certain other Company assets. As of October 31, 1998 the availability under this facility was approximately $121,372,000, against which the Company had outstanding letters of credit of $27,325,000. There were no cash borrowings outstanding under this agreement as of October 31, 1998. This agreement requires that, among other things, the Company main-tain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

     Capital expenditures of $20,418,000 during the first nine months of Fiscal 1999 were primarily for the construction and fixturing of new and existing retail stores. During Fiscal 1999, the Company anticipates in-curring capital expenditures of approximately $25 million, which are intended primarily for (i) remodeling and fixturing of existing retail stores; (ii) construction and fixturing of new stores; and (iii) investment in management information systems technology. The Company anticipates that



				   (16)
capital expenditures will be financed principally through internally-generated funds. The Company plans to open approximately 65 new stores during Fiscal 1999, including 28 stores which were acquired during January 1998 from a competitor which had closed such locations. During the first nine months of Fiscal 1999, the Company opened 54 new stores and closed 33 stores.

     In connection with the store restructuring plan (see "1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" above), as of October 31, 1998, the Company had approx-imately $19,031,000 of accrued, unpaid restructuring costs. The Company expects to pay the majority of these costs within twelve months, and has included them in current liabilities.

     In November 1997, the Company's Board of Directors approved the repur-chase of up to 10,000,000 shares of the Company's Common Stock. During the thirteen weeks ended October 31, 1998, the Company repurchased 2,330,000 shares of its Common Stock at an aggregate cost of $10,243,000. During the thirty-nine weeks ended October 31, 1998, the Company repurchased 3,130,000 shares of its Common Stock at an aggregate cost of $14,023,000.

     During the thirteen weeks ended October 31, 1998, the Company repur-chased $12,833,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 ("the Notes") at a total cost of $12,351,000. During the thirty-nine weeks ended October 31, 1998, the Company repur-chased $15,833,000 aggregate principal amount of the Notes at a total cost of $15,306,000. The gains or losses on the repurchases of the Notes were not material. The repurchases of the Notes will result in a reduction of $1,187,000 in annual interest expense.

     On October 2, 1995 the Company's Board of Directors announced an in-definite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.


IMPACT OF YEAR 2000


     For many years, dates have been stored in computer systems with two digit rather than four digit years to save costly computer space. The Year 2000 computer problem is caused by the inability of computer systems to properly recognize and handle dates stored and processed with two digit years beyond 1999. Comparisons or calculations may inaccurately interpret a date stored in a format of "00" as the year 1900 rather than 2000, resulting in improper computations, execution of faulty logic, or outright computer system failure. Affected systems must be remediated and tested in order to minimize the potential for failure caused by the Year 2000 ("Y2K") computer calculation.




				   (17)

     The Company uses computer equipment and software in its retailing operations to supply stores with products for sale, process customer transactions, including credit transactions, and to record and report its financial condition and results of operations. Since 1997 the Company has been implementing a comprehensive program which is intended to ensure that the Company's computer systems, equipment, facilities, and suppliers of merchandise and services will be Y2K compliant.

     An Executive Oversight Committee ("EOC") made up of the Company's General Counsel, Corporate Director of Human Resources and Chief Financial Officer, oversees the Company's overall Y2K initiatives. The EOC is imple-menting a comprehensive Y2K Readiness Program, which has been adopted by all business units of the Company. Individual department heads have assigned resources to this program to coordinate and manage Y2K readiness within and among the Company's departments and to evaluate the state of Y2K readiness of outside vendors and suppliers. The Company's Corporate Audit Department facilitates the implementation of the Y2K Readiness Program by identifying and reporting outstanding issues to the EOC for resolution, administering the Company's Y2K vendor compliance program, and monitoring the progress of each business unit. The Company's Y2K Readiness Program is currently on schedule. Internal resources and outside consultants are being used to implement the Y2K Readiness Program.

     The Y2K Readiness Program consists of five phases: (a) Standard-ization: The Management Information Systems ("MIS") Department has developed a set of policies, guidelines and standards to be used during the Company's Y2K Readiness Program. Examples of these include standard date routines to be used in computer programs, standard test plans to be used for testing all systems, and guidelines for migrating a tested system into the production environment. These policies, guidelines, and standards are designed to ensure that a consistent approach is followed by all personnel in effectuating the Y2K Readiness Program; (b) Evaluation: This phase in-cludes the identification and evaluation of all of the Company's business systems so as to determine the method to be used to insure that these systems will be Y2K compliant. All such systems are prioritized for attention based on usage of dates, the extent to which they are critical to the Company's business, and the likelihood of failure; (c) Remediation: A Y2K remediation strategy has been developed and is being implemented for each system. Strategies include system replacement, remediation of exist-ing systems, and coordination with the supplying vendor to provide a version that is Y2K compliant; (d) End-to-End Testing: A testing strategy and test plan for each system has been developed and is being implemented. Testing is designed to cover all significant transition dates, and includes testing within and among systems, as well as data communications with critical vendors; and (e) Contingency Planning: This phase includes the development of contingency plans in the event that the Company does not successfully complete significant portions of its Y2K Readiness Program or in the event that critical vendors are not Y2K compliant in a timely manner.




				   (18)

Corporate Business Systems

     The Company has been implementing its Y2K Readiness Program for corporate business systems since 1997. These systems include all mainframe and non-mainframe systems and software, the corporate computing infrastruc-ture and network of hardware and software, desktop equipment and software, and external and internal communication software and equipment. Third-party software, along with in-house developed systems, are included within the scope of the Company's Y2K Readiness Program. These corporate business systems are located at the Company's headquarters in Bensalem, Pennsyl-vania, its distribution center in Greencastle, Indiana, and its private label credit card operations in Milford, Ohio. They are also located in the Company's approximately 1,160 stores located in 44 states, its factory operations in the Dominican Republic, and its international operations in Hong Kong, Singapore, and Shanghai.

     The standardization and evaluation phases with respect to these cor-porate business systems have been completed. The remediation and end-to-end testing phases are currently being implemented. The remediation phase for the Company's mainframe systems is approximately 95% complete and is scheduled for completion by the end of Fiscal 1999. The remediation phase for the Company's non-mainframe systems is approximately 40% complete and is scheduled for completion during the quarter ending May 1, 1999 ("Fiscal 2000 First Quarter"). The remediation phase of the Company's in-store systems has been completed. Comprehensive test plans are being established for each corporate business system. The end-to-end testing phase will commence during the quarter ending January 30, 1999 ("Fiscal 1999 Fourth Quarter") and is scheduled for completion in the quarter ending July 31, 1999 ("Fiscal 2000 Second Quarter").

     The Company's private label credit card organization is monitored and
regulated by the office of the Comptroller of the Currency ("OCC").   The
OCC has performed quarterly Y2K reviews of this organization since the quarter ended April 30, 1998 and is scheduled to do so through the year 2000. This organization has two separate system components, namely, internal credit systems and a third-party credit card processing system used for all primary functions of the private label credit card program. The standardization and evaluation phases have been completed with respect to the internal credit systems. The remediation phase with respect to these systems is scheduled to be completed during the Fiscal 2000 First Quarter. The end-to-end testing phase is scheduled to commence during the Fiscal 2000 First Quarter and is scheduled for completion during the Fiscal 2000 Second Quarter. The Company is regularly monitoring the progress of its third-party credit processor in achieving Y2K compliance. Based on information provided to the Company by that third-party processor, the standardization and evaluation phases with respect to the third-party credit card processing system has been completed and the remediation phase is substantially complete, with full completion anticipated by the third-party processor during the Company's Fiscal 2000 First Quarter. Similarly, testing of the third-party credit card processing system has commenced and is scheduled for completion during the Fiscal 2000 Second Quarter.


				   (19)

Embedded Technologies

     Embedded technologies refer to any equipment or machinery that relies on a computer chip or microprocessor in order to operate. Examples include office systems, such as fax machines and photocopiers; building systems such as elevators, lighting, security systems, and environmental control units; and business communication systems such as data switching equipment and telephone exchange equipment. Certain microprocessors within such equipment may fail if they cannot properly recognize dates into the year 2000.

     The Company uses various technologies and computer controlled equip-ment in the operation of its corporate and stores facilities. Such equipment includes security monitoring systems; primary and back-up power supply systems; energy management systems; elevators, and office equipment. Some of this equipment may contain embedded chip technology that may be affected by the Y2K issue. The Company has taken an inventory of all such equipment and commenced communication with vendors who supply and/or support such technology and equipment to assess the sensitivity of such systems and equipment to the Y2K issue. In conjunction with the Corporate Audit department's program of auditing vendor preparedness for Y2K, the Company will be obtaining assurances from such vendors and, to the extent possible, testing these systems to ensure Y2K compliance. Private Branch Exchanges ("PBX's") at the Company's Bensalem, Pennsylvania corporate facilities are Y2K compliant. Telecommunication software at the Company's corporate headquarters is in the process of being upgraded and is scheduled for completion in the Fiscal 1999 Fourth Quarter.

Distribution Center ("DC") Computer Systems

     The Company's Distribution Center, located in Greencastle, Indiana, uses a variety of computer systems and embedded technology equipment for its day-to-day operations. Shop floor machinery, interacting with complex computer systems, monitors, processes, and controls plant processes and material movement. Automated equipment includes conveyor systems, palle-tizers, sorters, scales, and radio frequency devices. Software and equip-ment provided by vendors has been heavily customized for the Company's DC configuration. The Company is working with appropriate DC system vendors to perform all necessary Y2K remediation and testing services. The stan-dardization and evaluation phases with respect to the DC systems have been completed. The remediation phase is currently being implemented, and it is anticipated that the Company's vendors will deliver Y2K compliant systems to the Company in several stages between the Fiscal 2000 First Quarter and the quarter ending October 30, 1999 ("Fiscal 2000 Third Quarter").









				   (20)

Vendors and Suppliers

     The Company has initiated a formal communication program with signif-icant vendors who evaluate Y2K compliance, and will be assessing their responses to the Company's Y2K readiness questionnaire. Comprehensive mailings are scheduled during the Fiscal 1999 Fourth Quarter. Question-naires may be followed up with telephone interviews, and where necessary, audits are being performed by the Company's Corporate Audit Department.
The Company cannot assure timely compliance of vendors and may be adversely affected by the failure of a significant vendor to supply merchandise or services due to Y2K compliance failures. Although the Company values its relationship with significant vendors, it may use an alternative vendor if it determines that a particular vendor is unlikely to be Y2K compliant.

Costs

     The total cost of the Company's Y2K Readiness Program is estimated at $6.6 million. To-date, $1.7 million of Y2K costs have been incurred, of which $1.4 million have been incurred in the current fiscal year. Esti-mated costs for Fiscal 2000 total $4.9 million, which the Company expects to fund by operating cash flows. The Company does not anticipate delaying any significant information technology project as a result of the Company's
Y2K compliance effort.   Estimated future expenditures are not expected to
have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Y2K Risk Assessment and Y2K Contingency Planning

     The Company is a retailer of women's apparel, and does not rely on a single customer for any significant amount of sales. The Company does not sell products which use computer systems, embedded chip technology, or other devices that may be sensitive to dates.

     Should the Company not complete a significant portion of its Y2K Readiness Program in a timely fashion, its financial condition may be materially adversely impacted; however, management does not consider the possibility of such an occurrence to be likely at the present time. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communications to the stores, loss of utilities, and the inability to process customer transactions or engage in normal business activity. The Company is in the initial stages of developing a Y2K contingency plan, which is scheduled for completion in the Fiscal 2000 Third Quarter. Despite such contingency plans, the Company may be adversely affected by the failure of a significant third-party vendor to become Y2K compliant.

     Projected completion dates and the estimated costs of the Company's Y2K Readiness Program are based on management's best estimates for future events and are forward-looking statements that may be updated as additional information becomes available. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Com-pany's disclosures under the heading "FORWARD-LOOKING STATEMENTS" preceding this disclosure.

				   (21)

		       PART II.  OTHER INFORMATION


Item 5.  Other Information

     Business to be Brought Before Shareholders' Meetings: Section 3.16 of the Company' Bylaws, as amended, imposes certain limitations on the manner in which business may be brought before an annual or special meeting of shareholders. The Bylaws, as amended through September 22, 1998, are filed as an exhibit to this Form 10-Q.

     In general, business may be brought before a shareholders' meeting (i) if the matter was specified in the written notice of the meeting given by the Company; (ii) if raised by the Board of Directors; (iii) if raised by the presiding officer at the meeting, unless a majority of the Board of Directors objects; or (iv) at an annual meeting, if raised by or on behalf of a shareholder entitled to vote at the meeting if a "Shareholder Notice" has been given in accordance with the Bylaws. The presiding officer at a meeting may refuse to permit business to be discussed or voted upon at a meeting if not brought before the meeting in conformity with these require-ments.

     For a Shareholder Notice to be valid, it must be delivered to the Com-pany's principal executive offices, addressed to the President, not earlier than 90 days nor later than 60 days before the anniversary date of the pre-vious annual meeting, except that, if the upcoming annual meeting is called for a date that is not within 30 days of the anniversary of the previous annual meeting, the deadline for such delivery is not earlier than 90 days nor later than ten days after the day on which notice of the annual meeting date was mailed or, if earlier, publicly disclosed by the Company. The Shareholder Notice relating to a proposal must state or describe (i) the name and address of the shareholder of record who intends to make the proposal (the "Proposing Shareholder"); (ii) the name and address of the beneficial owner of the shares, if different from the Proposing Shareholder (the Proposing Shareholder and such beneficial owner being "Proponents");
(iii) the number of shares owned of record and beneficially by the Proponents; (iv) any financial or other interest the Proponents may have in the proposal; (v) any arrangement or understanding among the Proponents and other persons regarding the proposal; (vi) the business the Proposing Shareholder seeks to bring before the annual meeting, the reason for doing so and the text of any resolution proposed to be adopted; and (vii) a representation that the Proposing Shareholder is then, will be (or was) on the record date for the annual meeting, and will be on the meeting date a holder of record of shares entitled to vote at such meeting, and intends to appear in person or by proxy at the meeting to bring the proposal before the meeting.

     Any shareholder proposal which is to be presented at the Company's 1999 Annual Meeting of Shareholders will be considered untimely for pur-poses of Rules 14a-4 and 14a-5 if notice thereof has not been received by the Company in a manner that would be deemed timely for purposes of the Shareholder Notice requirement set forth in the Company's Bylaws, as described above.

				   (22)

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

3.2   Bylaws, as Amended and Restated

10.1 Amendment of Second Amended and Restated Loan and Security Agreement, dated February 28, 1997 among Charming Shoppes, Inc., certain subsid-iaries of the Company which are parties thereto, Borrower's Agent and Congress Financial Corporation, dated as of May 1, 1998, incorporated by reference to Form 10-Q for the quarter ended May 2, 1998.  (Exhibit
10.1)

27    Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.
























				   (23)

				SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   December 14, 1998          DORRIT J. BERN
	-----------------          -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   December 14, 1998          ERIC M. SPECTER
	-----------------          -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer



























				   (24)


