Form 10-K405
period 1999-01-30
CHARMING SHOPPES INC
filed 1999-04-30
CIK 19353

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   (X)

As of April 16, 1999, 98,230,117 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on April 16, 1999), held by non-affiliates was approximately $418 million.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

                           CHARMING SHOPPES, INC.
                        1999 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS
PART I
Item 1  Business
          General......................................................   1
          Merchandising and Marketing..................................   2
          Purchasing...................................................   5
          Distribution.................................................   6
          Stores.......................................................   7
          Store Management and Employees...............................   8
          Trademarks and Servicemarks..................................   8
          Cautionary Statement for Purposes of the "Safe
            Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995..............................   8
Item 2  Properties.....................................................  10
Item 3  Legal Proceedings..............................................  11
Item 4  Submission of Matters to a Vote of Security Holders............  11
Item 4a Executive Officers of the Registrant...........................  11

PART II
Item 5  Market for the Registrant's Common Equity and
  Related Stockholder Matters..........................................  13
Item 6  Selected Financial Data........................................  14
Item 7  Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................  15
Item 7a Quantitative and Qualitative Disclosures About Market Risk.....  32
Item 8  Financial Statements and Supplementary Data....................  33
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................  67

PART III
Item 10 Directors and Executive Officers of the Registrant.............  68
Item 11 Executive Compensation.........................................  68
Item 12 Security Ownership of Certain Beneficial Owners and Management.  68
Item 13 Certain Relationships and Related Transactions.................  68

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K  69

                                  PART I


Item 1.  Business

General

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates through its subsidiary corporations 1,135 women's specialty apparel stores in 44 states (as of January 30, 1999), the substantial majority of which are located in the Northeast quadrant of the United States. Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly-owned subsidiaries. The Company's 1,090 "Fashion Bug" stores specialize in selling, at moderate and popular prices, a wide variety of junior, misses, large-size, and girls-size sportswear, dresses, coats, lingerie, accessories, and casual footwear. The Company's 45 "Fashion Bug Plus" stores specialize in similar merchandise for the large-size customer. The Company's stores sell both brand-name merchandise and specially manufactured garments under one of the Company's private labels.

The Company's real estate strategy is focused on locating stores in strip shopping centers. As of the end of the fiscal year ended January 30, 1999 ("Fiscal 1999"), approximately 83% of the Company's stores were located in strip shopping centers. The Company believes that its customers visit strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls. The Company's "Fashion Bug" stores average 9,400 square feet in size. During Fiscal 1999, the Company opened 65 stores while closing 65 underperforming stores. The Company continues to seek new locations that meet its finan-cial and operational objectives.

On November 2, 1997, the Company announced that its Board of Directors approved the repurchase of up to ten million shares of the Company's Common Stock. Subsequent to January 30, 1999, the Company announced that its Board of Directors approved the repurchase of up to an additional ten million shares of stock. As of January 30, 1999, the Company had repurchased a total of 8,710,000 shares for $39,405,000 from the original authorization. These shares are held as treasury stock. The Company will continue to evaluate market conditions to determine if additional shares will be repurchased during the fiscal year ending January 29, 2000 ("Fiscal 2000").





                                    (1)

The Company employs a business strategy that focuses efforts on providing fashion apparel and related merchandise which meet the demands of its primary customers. This strategy was initiated in 1995 after a significant management and financial restructuring. Such customers are generally in the 20 to 45 year old age group, and in the lower-middle to middle income range, and tend to follow, rather than set, fashion trends. The Company responds to the needs of its customers by providing a variety of choices in its merchandise assortment. The Company offers an assortment of both cas-ual and career-oriented products. Merchandise that complements these areas, such as accessories, intimate apparel, and footwear, are also featured. The Company has expanded its product line to include junior merchandise, which is intended to appeal to a younger, trend-influenced consumer. To complement this area, the girl's assortment has been rede-fined to reflect the apparel tastes of the pre-teen audience.

Product assortments are tailored to the demographics of an area, and merchandise is available for six distinct seasons -- spring, summer, transitional, fall, holiday, and transitional. The Company maintains qual-ity standards with respect to merchandise fabrication, construction, and fit. Realistic initial pricing is also part of the business strategy. The pricing provides sufficient margin to permit merchandise discounts in order to stimulate customer purchases. In addition, the Company's advertising expenditures are focused on stimulating customer traffic through targeted direct mail advertising to preferred customers. These customers are selected from a database of customer purchase information that includes approximately 2,600,000 active proprietary credit card customers, as well as customers who utilize cash and third-party credit cards. The Company also uses radio, television, and newspaper advertising to stimulate traffic at certain strategic times of the year.

In order to meet the demands of its primary customer, the Company utilizes the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inven-tory as necessary. The Company uses its overseas sourcing operation to procure basic low-risk commodity merchandise, which generally requires longer lead times.

Merchandising and Marketing

The Company employs a merchandise strategy that emphasizes a variety of choices in its merchandise assortment. The Company utilizes domestic fashion market guidance, fashion advisory services, and in-store testing to determine the optimal product assortment for its customer base. Management believes that this strategy results in a higher degree of accuracy in predicting consumer preferences while reducing the Company's inventory investment and risk. The purpose of this strategy is to enable the Company to provide merchandise assortments to meet its customers' preferences.

                                    (2)

The Company offers an assortment of both casual and career-oriented prod-ucts. Merchandise that complements these areas, such as accessories, inti-mate apparel, and footwear, are also featured. The Company has expanded its product line to include junior merchandise, which is intended to appeal to a younger, trend-influenced consumer. To complement this area, the girl's assortment has been redefined to reflect the apparel tastes of the pre-teen audience. The Company had also carried an assortment of men's casual apparel in most of its "Fashion Bug" stores. On March 5, 1998, the Company's Board of Directors approved a plan to eliminate men's merchandise from the remaining "Fashion Bug" stores during Fiscal 1999. Elimination of the men's merchandise from the stores was completed in October, 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been re-merchandised.

Product assortments are tailored to the demographics of an area, and mer-chandise is available for six distinct seasons -- spring, summer, transitional, fall, holiday, and transitional. In addition, the Company maintains quality standards with respect to merchandise fabrication, con-struction and fit. The Company also continues to redefine its merchandise assortments to reflect the needs and demands of diverse customer groups. The Company has distribution systems in place whereby stores that are identified as having certain customer profiles can be merchandised with products specifically targeted to such customers. In addition, the Company continues to work to improve inventory turnover by better managing the inventory receipt flow of seasonal merchandise to its stores across all geographic regions. Further, the Company addresses the different lifestyle needs of its customers with respect to fashion by varying the depth and assortments of career and casual merchandise.

The Company employs a realistic pricing strategy that is aimed at setting the initial price markup of fashion merchandise in order to increase the percentage of sales at the ticketed price. Management believes this strategy has resulted in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. The pricing does allow sufficient margin to permit merchandise discounts in order to stimulate customer purchases when necessary. The Company expects to continue to achieve a higher initial markup in the basic low-risk commodity merchandise that is purchased through its overseas sourcing operation.

The Company continues to be promotionally oriented. The Company's adver-tising expenditures are focused on stimulating customer traffic through targeted direct mail advertising to preferred customers. These preferred customers are selected from a database of customer purchase information that includes approximately 2,600,000 active proprietary credit card cus-tomers, as well as customers who utilize cash and third-party credit cards.




                                    (3)

The Company also uses radio, television, and newspaper advertising to stimulate traffic at certain strategic times of the year. Pricing poli-cies, displays, store promotions, and convenient store hours are also used to attract customers. With the planning and guidance of specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

In order to meet the demands of its primary customers, the Company utilizes the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inven-tory as necessary. The Company uses its overseas sourcing operation to procure basic low-risk commodity merchandise, which generally requires longer lead times. In Fiscal 1999, the Company purchased approximately 70% of its merchandise in the domestic market, with the remainder being devel-oped by the Company's sourcing organization.

The retail sale of women's apparel is a highly competitive business with numerous competitors, including moderate price department stores, discount department stores, and other low- to moderate-price specialty apparel stores. The Company cannot estimate the number of competitors or its relative competitive position, due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display, and price, as well as store location, design, advertising, and promotion and personalized service to the customers.

The Company experiences a normal seasonal sales pattern for the retail apparel industry, with its peak sales occurring during the Christmas season and other, less significant, increases around Easter and Labor Day. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 1999, as a percent of total sales, were 23.5%, 27.0%, 23.2% and 26.3%, respectively.

The Company encourages sales on its proprietary credit card. The proprie-tary credit program has approximately 2,600,000 active accounts, which accounted for 34% of retail sales in Fiscal 1999. The Company believes that the credit card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for targeted direct mail promotion, and encouraging incremental sales.




                                    (4)

The Company controls and services its entire proprietary credit card file, and has entered into various agreements whereby it securitizes and sells all of these receivables. In each securitization, the receivables are transferred to a trust, which issues certificates representing ownership interests in the trust. Under these agreements, the Company continues to service the receivables and control credit policies. This allows the Company to continue to fund receivable growth, provide customer service, and collect past-due accounts. Accordingly, its relationship with its credit card customers is not affected by the securitization agreements. The Company's proprietary credit card portfolio is administered by Spirit of America National Bank, a national banking association that is a wholly-owned subsidiary of the Company. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities. The Company's proprietary credit card customers tend to be a higher credit risk than bank-issued credit card customers.

The Company's stores feature wall and selling-floor displays that coordi-nate merchandise in order to promote multiple sales. The stores, which the Company believes must present a fresh, contemporary shopping environment, are redecorated or remodeled as necessary. The Company is constantly testing and implementing new store designs and fixture packages aimed at providing an effective merchandise presentation.

The Company emphasizes customer service, including the presence of salespeople in the stores, rather than self-service; lay-away plans; and acceptance of merchandise returns for cash or credit within a reasonable time period.

Purchasing

Purchasing is conducted on a departmental basis for each of the "Fashion Bug" and "Fashion Bug Plus" merchandise groups by a staff of buyers supervised by one or more merchandise managers. The Company believes that specialization of buyers within their departments enhances their expertise in obtaining quality merchandise at a cost that will permit attractive selling prices, while obtaining the desired markup for the Company.

The merchandising staff obtains store and chain-wide inventory information generated by a merchandise information system that utilizes point-of-sale terminals. Through these terminals, merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted-to-actual sales and make merchan-dising decisions, as needed, including re-order, mark-downs, and changes in the buying plans for upcoming seasons.





                                    (5)

During Fiscal 1999, the Company purchased merchandise from approximately 850 suppliers, none of which accounted for more than 4% of its purchases. The Company purchased approximately 70% of its merchandise in the domestic market on an open account basis, with the remainder being obtained through the Company's sourcing organization. During Fiscal 1999, the Company's Hong Kong and Singapore offices conducted its sourcing operations in 21 countries while maintaining satellite offices in 3 of these countries. Merchandise purchases outside the United States are done via letter of credit with third party factories, with the Company being the importer of record. The Company also has a manufacturing facility in the Dominican Republic, which manufactures certain basic products.

Distribution

The Company operates a distribution center in Greencastle, Indiana. The 150-acre tract of land contains a building of approximately 525,000 square feet. The Company estimates that, by operating multiple shifts, it would have the ability to service over 2,000 stores from this distribution cen-ter. In December 1998, the Company closed its Bensalem, Pennsylvania dis-tribution center. The Bensalem facility was closed in conjunction with the decision to consolidate the Company's distribution center operations in the Greencastle, Indiana distribution center.

The majority of merchandise purchased by the Company is received at the Greencastle facility, where it is prepared for distribution to the stores. The functions performed at this central facility include quality control inspection, receiving, ticketing, packing, and shipping. The Company's automated sorting system in this distribution center enhances the flow of merchandise from receipt to shipment. Merchandise is shipped to each store by trucks operated principally by common carriers. The Company utilizes a computerized automated distribution model that enhances the efficiency of the distribution department. This model enables the distribution depart-ment to build various customer profiles into each store's plan. These profiles determine not only the number of units, but also the type of unit to be distributed to each store.

The Company's merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise. This enables the Company's stores to offer fresh product assortments on a regular basis.









                                    (6)

Stores

The Company's 1,135 stores (as of January 30, 1999) are primarily located in suburban areas and small towns. Approximately 83% of these stores are located in strip shopping centers, while the balance are located in community and regional malls. Typically, stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

The "Fashion Bug" stores range in size, generally, from 5,000 square feet to 15,000 square feet, averaging approximately 9,400 square feet. The "Fashion Bug Plus" stores range in size, generally, from 3,000 square feet to 5,000 square feet, averaging approximately 3,900 square feet. Total leased space was 10,462,000 square feet as of the end of Fiscal 1999, as compared to 10,587,000 square feet as of the end of the fiscal year ended January 31, 1998 ("Fiscal 1998").

The Company plans to open 100 stores in total during Fiscal 2000.

The Company's store openings and closings over the past five fiscal years are set forth in the following table:

                                            Year Ended
                         Jan. 30,  Jan. 31,   Feb. 1,    Feb 3,  Jan. 28,
                             1999      1998      1997      1996      1995
                             ----      ----      ----      ----      ----
Number of Stores
Open at beginning
  of period..............   1,135     1,134     1,301     1,428     1,333
Opened during period.....      65        25         5        47       126
Closed or combined
  during period..........     (65)      (24)     (172)     (174)      (31)
                            -----     -----     -----     -----     -----
                            1,135     1,135     1,134     1,301     1,428
                            =====     =====     =====     =====     =====

Store Type
Fashion Bug..............   1,090     1,077     1,073     1,234     1,346
Fashion Bug Plus.........      45        58        61        67        82
                            -----     -----     -----     -----     -----
                            1,135     1,135     1,134     1,301     1,428
                            =====     =====     =====     =====     =====







                                    (7)

Store Management and Employees

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager, who are in daily operational control. The Company has 104 district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each district manager has responsibility for an average of approximately 11 stores. A total of 11 regional managers, who report to the Director of Stores, supervise the district managers. Generally, store managers are appointed from the group of assistant managers, and district managers are appointed from the group of store managers. The Company's policy is to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical, and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling, and reporting through point-of-sale terminals. As of the end of Fiscal 1999, the Company employed approximately 12,700 people, which included approximately 6,800 part-time employees. In addition, a number of tempo-rary employees are hired during the Christmas season.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company has made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, performance and financial condition. This report includes, in particular, forward-looking statements regarding the Company's expectations of future performance following implementation of its business strategy, restructur-ings, and expense reduction initiatives, and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding sales performance, store openings and closings, capital requirements, management's expectations for Year 2000 compliance, and other matters. Such forward-looking statements are subject to various risks and uncertainties, which could cause actual results to differ materially from those currently anticipated due to a number of factors, including those identified below.






                                    (8)

Ability to Implement Business Strategy

The Company's future results and financial condition are dependent on the successful implementation of its business strategy. Although the Company believes that this strategy will enable it to improve its financial results, there can be no assurance that this strategy will be successful, that the anticipated benefits of this strategy will be realized, that management will be able to implement such strategy on a timely basis, that the Company will return to profitability levels previously experienced, or that losses will not be incurred in the future.

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

Other Factors

Actual results could also differ materially from those currently antici-pated due to (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) a further increase in the Federal (or State) Minimum Wage, (v) an acceleration in the rate of business failures in the retail industry, (vi) the loss of certain or all of the collateral pledged under the Company's credit facilities, (vii) the availability and/or cost of receivables securitization arrangements, (viii) an increase in the rate of bad debt expense among the Company's proprietary credit card customers, (ix) the risks attendant to the sourcing of the Company's merchandise needs abroad, exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (x) the availability and cost of external financing, (xi) competitive pressures, and (xii) the imposition of more onerous payment terms for merchandise purchases. In addition, the market price of the Company's Common Stock, which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to quarter-to-quarter variations in the Company's revenues and earnings, variations in monthly sales figures, and general stock market volatility unrelated to the Company's operating performance.




                                    (9)

Item 2.  Properties

The Company leases all store premises, with the exception of 6 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on sales performance, and payment of real estate taxes and common area charges.

With respect to leased stores open as of January 30, 1999, the following table shows the number of store leases expiring during the periods indi-cated, assuming the exercise of the Company's renewal options:

                                    Number
                                 of Leases
                      Period      Expiring
                      ------      --------
                    1999                18
                    2000 - 2004         93
                    2005 - 2009        177
                    2010 - 2014        212
                    2015 - 2019        194
                    2020 - 2024        284
                    2025 - 2029        122
                    2030 - 2041         35

The Company owns offices and a 525,000 square foot distribution center in Greencastle, Indiana. On December 10, 1998, the Company closed its 515,000 square foot distribution center in Bensalem, Pennsylvania in conjunction with the decision to consolidate the Company's distribution center opera-tions in Greencastle. The Bensalem facilities were being held for sale as of January 30, 1999. In April 1999, the Company sold one of the two buildings that comprised the Bensalem distribution center. Additionally, an agreement for the sale of the remainder of the Bensalem facilities is pending, and is subject to the buyer obtaining financing. (See "Item 1. Business - Distribution" above.)

The Company owns approximately 22 acres in two parcels across the street from the Company's Bensalem facilities. This 22-acre tract contains a 110,000 square foot office building which houses the Company's data pro-cessing facility and additional administrative offices. Spirit of America National Bank, a wholly-owned subsidiary of the Company, which is the Company's proprietary credit card bank, occupies 30,000 square feet of leased office space in Miami Township, Ohio. The Company owns or leases a total of 40,000 square feet of office and warehouse space in Asia.





                                    (10)

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary rou-tine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Item 4a.  Executive Officers of the Registrant

The following list contains certain information relative to Executive Officers of the Company as of April 19, 1999. There are no family rela-tionships among any Executive Officers. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during July 1999, or until their successors are duly elected and qualified.

Dorrit J. Bern, 48, has served as Chairman of the Board of Directors since January 1997. Prior to that, she served as Vice Chairman of the Board of Directors from September 1995 to January 1997. She has also served as President and Chief Executive Officer since September 1995. Prior to that, she served as Group Vice President of Women's Apparel and Home Fashions at Sears, Roebuck & Co. from December 1993 to August 1995. Ms. Bern's term as a Director expires in 1999.

Anthony A. DeSabato, 50, has served as Executive Vice President and Cor-porate Director of Human Resources for more than five years.

Eric M. Specter, 41, has served as Executive Vice President - Chief Financial Officer since January 1997. He has also served as Treasurer since February 1998. Prior to that he served as Vice President - Chief Financial Officer from December 1995 to January 1997. Prior to that, he served as Vice President - Corporate Controller for more than five years.

Colin D. Stern, 50, has served as Executive Vice President and General Counsel for more than five years. He has also served as Secretary since February 1998.






                                    (11)

Elizabeth Williams, 45, has served as Executive Vice President -
Merchandising since October 1995. Prior to that, she served as Divisional Vice President - Misses Sportswear and Special Sizes at Sears, Roebuck & Co. from February 1994 to October 1995 and as Divisional Merchandise Man-ager from August 1990 to February 1994.

Erna Zint, 55, has served as Executive Vice President - Sourcing since January 1996. Prior to that, she served as Corporate Vice President - Southeast Asia Operations for Leslie Fay Companies, Inc. from December 1990 to December 1995.

Carmen Monaco, 52, has served as Vice President - Marketing since May 1997. Prior to that he served as Senior Vice President - Marketing/Advertising at Goody's Family Clothing Inc. from August 1992 to May 1997.

John J. Sullivan 52, has served as Vice President - Corporate Controller since October 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer of National Media Corp. from January 1998 to Octo-ber 1998 and from September 1991 to April 1995, and as Senior Vice President of Administration from April 1995 to January 1998.





























                                     (12)

                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

(a)	Principal Market:  The Company's Common Stock is traded on the over-
the-counter market and quoted on the Nasdaq National Market under the symbol CHRS.

(b)	The following table sets forth the high and low closing sale prices for the Company's Common Stock during the indicated periods, as reported by Nasdaq.

                   Fiscal 1999          Fiscal 1998
                  High      Low        High      Low
                  ----      ---        ----      ---
1st Quarter.... $5 1/8    $4         $6        $4 3/8
2nd Quarter....  5 3/4     4 1/2      6 1/8     5 3/16
3rd Quarter....  5         3 1/4      7 1/32    5 1/16
4th Quarter....  4 5/8     3 3/8      5 3/8     3 15/16

On October 2, 1995, the Company's Board of Directors announced an indef-inite suspension of dividends on the Company's Common Stock. On November 30, 1995, the Company entered into borrowing agreements that require, among other things, that the Company not pay dividends on its Common Stock (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Debt" below).

(c)	Approximate Number of Holders of Common Stock:

	The approximate number of holders of record of the Company's Common Stock as of April 16, 1999 was 2,642. This number excludes individual stockholders holding stock under nominee security position listings.

(d)	Recent Sales of Unregistered Securities

Not applicable.










                                      (13)

Item 6.  Selected Financial Data

The following table presents selected financial data for the Company for each of the five fiscal years ended as of January 28, 1995 through January 30, 1999. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

                         CHARMING SHOPPES, INC. AND SUBSIDIARIES
                              FIVE-YEAR COMPARATIVE SUMMARY


                                                       Year Ended
(in thousands except         Jan. 30,      Jan. 31,      Feb. 1,       Feb. 3,     Jan. 28,
per share amounts)               1999          1998         1997       1996(1)         1995
                                 ----          ----      -------       -------         ----
Net sales................. $1,035,160    $1,016,537   $1,016,297    $1,102,384   $1,272,693
Restructuring charge......     54,246(2)          0            0       103,000(3)         0
Non-recurring gain from
  asset securitization....          0        13,018(4)         0             0            0
Net income (loss).........    (20,135)       19,334       (7,237)     (139,241)      44,689
Basic net income (loss)
  Per share...............       (.20)          .18         (.07)        (1.35)         .43
Net income (loss) per
  share, assuming dilution       (.20)          .18         (.07)        (1.35)         .42
Cash dividends per common
  share(5)................        .00           .00          .00          .045          .09

At year end:
Total assets..............   $684,649      $709,738     $710,397      $681,746     $840,809
Current portion -
  Long-term debt..........         16            16           16        57,691        5,002
Long-term debt............    119,475       138,116      138,128        38,102       17,298
Working capital...........    192,274       163,208      224,144       199,457      191,815
Stockholders' equity......    383,572       416,810      421,035       419,029      558,822

[FN]

(1) The fiscal year ended February 3, 1996 consisted of 53 weeks.

(2) During the first quarter of Fiscal 1999, the Company's Board of Directors approved a restructuring plan in conjunction with elimination of the Company's men's business, which resulted in a pre-tax charge of $34,000,000. During the fourth quarter of Fiscal 1999, the Company's Board of Directors approved a restructuring plan in conjunction with the decision to consolidate the Company's distribution center operations, which resulted in a pre-tax charge of $20,246,000. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations -- Restructuring Charges" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Restructuring Charge" below.)

(3) During the fiscal year ended February 3, 1996, the Company's Board of Directors approved a restructuring plan which resulted in a pre-tax charge of $103,000,000.

                                    (14)

(4) During Fiscal 1998, the Company recorded a non-recurring gain of $13,018,000 as a result of the adoption of SFAS No. 125 as related to the sale of credit card receivables during Fiscal 1998 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial State-ments - Asset Securitization" below).

(5) On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock (see "Item
5. Market for the Registrant's Common Equity and Related Stockholders' Matters" above).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance, and financial condition. In particular, it includes forward-looking statements regarding sales perfor-mance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, and other matters.
Such forward-looking statements are subject to various risks and uncer-tainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties are identified here, in "Part I, Item 1 - Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," and in the Company's reports filed with the Securities and Exchange Commission from time to time.













                                    (15)

RESULTS OF OPERATIONS

Financial Summary

The following table sets forth certain financial data expressed as a per-centage of net sales and on a comparative basis:

                                                     Percentage Increase
                                                          (Decrease)
                       Percentage of Net Sales          From Prior Year
                        Fiscal  Fiscal  Fiscal         Fiscal     Fiscal
                          1999    1998    1997       1999-1998  1998-1997
                          ----    ----    ----       ---------  ---------
Net sales..............  100.0%  100.0%  100.0%           1.8%      0.0 %
Cost of goods sold,
  buying, and occupancy   74.5    76.0    77.0           (0.2)     (1.3)
Selling, general, and
  administrative.......   23.8    22.9    23.8            5.9      (3.5)
Non-recurring gain from
  asset securitization.    0.0     1.3     0.0             **        **
Restructuring charge...    5.2     0.0     0.0             **       0.0
Interest expense.......    1.0     1.0     0.9           (3.3)      8.5
Income tax expense
  (benefit)............   (1.0)    1.0    (0.3)            **        **
Net income (loss)......   (2.0)    2.0    (0.7)            **        **

[FN]
**  Not meaningful

Net Sales

Net sales for the fiscal year ended January 30, 1999 ("Fiscal 1999") totaled $1,035,160,000, a 1.8% increase from net sales of $1,016,537,000 for the year ended January 31, 1998 ("Fiscal 1998"). The Company exper-ienced a 0.3% decrease in comparable store sales (sales generated by stores in operation during the same weeks of each period) in Fiscal 1999 as compared to Fiscal 1998. In addition, sales from new stores (sales generated by stores in operation during Fiscal 1999 that were not in operation during the corresponding weeks in Fiscal 1998) in Fiscal 1999 equaled 4.1% of Fiscal 1998 sales. Sales for Fiscal 1998 which were not comparable with sales for Fiscal 1999 as a result of the closing of stores in those years equaled 2.0% of Fiscal 1998 sales. The number of retail stores was 1,135 at the end of Fiscal 1999 and Fiscal 1998.








                                    (16)

Sales for the fourth quarter of Fiscal 1999 totaled $272,229,000, a 2.4% decrease from $278,950,000 for the corresponding period of Fiscal 1998.
The Company experienced a 4.1% decrease in comparable store sales in the fourth quarter of Fiscal 1999 as compared to the fourth quarter of Fiscal 1998. In addition, sales from new stores equaled 4.3% of Fiscal 1998 fourth quarter sales. Sales in the fourth quarter of Fiscal 1998 which were not comparable with sales for the fourth quarter of Fiscal 1999 as a result of the closing of stores in those years equaled 2.7% of Fiscal 1998 fourth quarter sales.

The decreases in comparable store sales were primarily attributable to the elimination of men's merchandise from the Company's stores (see "Restruc-turing Charge -- 1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES" below). Excluding men's merchandise, comparable store sales increased 3.2% in Fiscal 1999 and 1.6% in the fourth quarter of Fiscal 1999. These increases were achieved in the Company's core merchandising departments, including sportswear, dresses, footwear, intimate apparel, and girl's clothing.

Net sales of men's merchandise for Fiscal 1999 were $14,300,000, a 70% decrease from sales of $48,400,000 for Fiscal 1998. The decline in sales of men's merchandise had a negative impact of 3.5% during Fiscal 1999 on overall comparable store sales. The Company expects that the elimination of men's merchandise will have a negative impact of approximately 1.4% on overall comparable store sales for the fiscal year ending January 29, 2000 ("Fiscal 2000").

Net sales for Fiscal 1998 were approximately equal to net sales for the fiscal year ended February 1, 1997 ("Fiscal 1997"). The Company exper-ienced a 3.0% increase in comparable store sales in Fiscal 1998 as compared to Fiscal 1997. Sales from new stores open less than a full year equaled 1.0% of Fiscal 1997 sales. Sales for Fiscal 1997 which were not comparable with sales for Fiscal 1998 as a result of the closing of stores in those years equaled 3.8% of Fiscal 1997 sales.

Net sales for the fourth quarter of Fiscal 1998 increased 3.4% as compared to net sales for the corresponding period during Fiscal 1997. The Company experienced a 3.9% increase in comparable store sales in the fourth quarter of Fiscal 1998 as compared to the fourth quarter of Fiscal 1997. Sales from new stores equaled 1.5% of Fiscal 1997 fourth quarter sales. Sales in the fourth quarter of Fiscal 1997 which were not comparable with sales for the fourth quarter of Fiscal 1998 as a result of the closing of stores in those years equaled 2.2% of Fiscal 1997 fourth quarter sales.

The Fiscal 1998 increases in comparable store sales were primarily attribu-table to increased sales of sportswear, dresses, accessories, and footwear, partially offset by decreased sales in outerwear and men's apparel.


                                    (17)

Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 1.5% in Fiscal 1999 as compared to the prior year. Cost of goods sold as a percentage of sales decreased 1.1% in Fiscal 1999 as compared to Fiscal 1998. The decrease was primarily due to customer response to the Company's merchandise offerings, which resulted in lower merchandise markdowns as compared to the prior year. Increased markdowns on sales of the remaining men's merchandise had a marginally negative effect on gross margin. Buying and occupancy expenses as a percentage of sales decreased 0.4% in Fiscal 1999 as compared to the prior year as a result of a reduction in store occupancy expenses, primarily depreciation and utility costs.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 1.2% in the fourth quarter of Fiscal 1999 as compared to the corresponding period of Fiscal 1998. This decrease was attributable to improvements in gross margins as a result of the elimi-nation of men's merchandise from the Company's stores and a reduction in inventory shrinkage costs. Buying and occupancy expenses in the fourth quarter of Fiscal 1999 and the fourth quarter of Fiscal 1998 were constant as a percent of sales.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 1.0% in Fiscal 1998 as compared to Fiscal 1997. The Company's cost of goods sold in relation to sales was constant in Fiscal 1998 as compared to Fiscal 1997. Buying and occupancy expenses decreased as a percentage of sales in Fiscal 1998 as compared to the prior year as a result of reductions in distribution center operating expenses, lower store depreciation expense, and decreases in store occupancy expenses.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 0.5% in the fourth quarter of Fiscal 1998 as compared to the corresponding period of Fiscal 1997. The decrease as a percentage of sales was attributable to improvements in both merchandise gross margins and buying and occupancy expenses expressed as a percentage of sales. Cost of goods sold in the fourth quarter of Fiscal 1998 decreased as a percentage of sales as compared to the corresponding period of Fiscal 1997. This decrease was a result of improved sales in higher margin categories. Buying and occupancy expenses decreased as a percentage of sales in the fourth quarter of Fiscal 1998 as compared to the fourth quarter of Fiscal 1997. The decrease resulted primarily from reductions in distribution center operating expenses, store depreciation, and merchan-dising payroll expenses, which were partially offset by increased store occupancy expenses.




                                    (18)

Selling, General, and Administrative

Selling, general, and administrative expenses expressed as a percentage of
sales increased 0.9% in Fiscal 1999 as compared to Fiscal 1998.   This
increase was primarily attributable to increased advertising expenses as a result of the Company's new television and radio campaign and the impact of Federal minimum wage legislation on store operations.

Selling, general, and administrative expenses expressed as a percentage of sales decreased 0.9% in Fiscal 1998 as compared to Fiscal 1997. This was primarily attributable to the closing of underperforming stores during Fiscal 1997 and administrative expense reductions as part of the Company's expense reduction initiative. These reductions were partially offset by the impact of Federal minimum wage legislation. Selling expenses for Fis-cal 1998 were adversely impacted by higher levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio. This adverse impact was partially offset by reduced expenses related to the servicing of the credit card operations.

Restructuring Charge

1998 STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COM-PANY'S FASHION BUG STORES

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34,000,000. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. To-date, 52 stores have been closed, with an additional 19 scheduled for closing in Fiscal 2000. In addition, 30 stores have been downsized, with an additional 70 stores scheduled for downsizing in Fiscal 2000. Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been remer-chandised.

The restructuring charge included a $10,000,000 non-cash write-down of store fixtures and improvements, and accruals of $11,400,000 for termina-tions and amendments of store leases, $8,300,000 for the renovation of vacated store space, and $4,300,000 for other costs, including severance for approximately 650 employees. As of January 30, 1999, the following payments had been charged against the accruals: $3,305,000 for lease terminations and amendments, $2,766,000 for renovations, and $751,000 for severance for approximately 400 employees and other costs.






                                    (19)

The Company expects that the elimination of men's merchandise will allow for further development of product categories more closely related to its existing women's apparel businesses. The Company continues to focus on the development and expansion of its junior apparel and other women's apparel businesses. These businesses are expected to yield improved sales and gross margin productivity as compared to the men's merchandise.

1998 DISTRIBUTION CENTER RESTRUCTURING

On December 10, 1998, the Company's Board of Directors approved a plan to close the Company's Bensalem, Pennsylvania distribution center. This plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana dis-tribution center. The plan resulted in a pre-tax restructuring charge of $20,246,000. The closing of the Bensalem distribution center is expected to result in annual operating cost savings of approximately $2,800,000.

The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities to a net realizable value of $5,662,000, based on an independent appraisal. The Bensalem distribution center closed on December 10, 1998, and the facilities were being held for sale as of Jan-uary 30, 1999. In April 1999, the Company sold one of the two buildings that comprised the Bensalem, Pennsylvania distribution center. In addi-tion, an agreement for sale of the remainder of the Bensalem facilities is pending and is subject to the buyer obtaining financing. The restructuring charge also included accruals of $1,556,000 for severance costs resulting from a workforce reduction of approximately 100 employees and $721,000 for other non-recurring costs relating to the closure. As of January 30, 1999, severance costs of $981,000 for 95 employees and other costs of $26,000 had been charged against the accrual. At the present time, management does not expect any change in the estimated costs to consolidate the Company's distribution center facilities.

Non-recurring Gain From Asset Securitization

The Company securitizes all of its private label credit card receivables in the public and private markets. In each securitization, credit card receivables are transferred to a trust, which issues certificates repre-senting ownership interest in the trust to institutional investors. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The Company is subject to certain recourse provisions in connection with securitizations entered into prior to January 1, 1997 and has established reserves relating to these provisions.



                                    (20)

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes the accounting for certain financial asset transfers,
including securitization transactions.   The Company adopted the provisions
of this statement in January 1997. For transfers that result in the recog-nition of a sale, SFAS No. 125 requires that assets obtained and liabilities incurred by transferors are to be measured at fair value. In conjunction with the sale of $83,500,000 of credit card receivables during Fiscal 1998, the Company evaluated the fair value of its participation interest and related recourse provisions in these securitizations. As a result of such evaluation, the Company recognized a non-recurring gain of $13,018,000 in Fiscal 1998.

Interest Expense

Interest expense decreased in Fiscal 1999 as compared to Fiscal 1998 as a result of the Company's repurchase during Fiscal 1999 of $18,637,000 aggre-gate principal amount of its 7.5% Convertible Subordinated Notes due 2006.

Interest expense increased in Fiscal 1998 as compared to Fiscal 1997 as a result of an increase in the average amount of long-term debt outstanding. The average amount of long-term debt outstanding was $138,138,000 in Fiscal 1998 as compared to $105,140,000 in Fiscal 1997. The impact of this increase was partially offset by a reduction in the average interest rate on the combined debt from 8.67% in Fiscal 1997 to 7.5% in Fiscal 1998. The primary reason for this increase in principal and reduction in rate was the issuance in July 1996 of $138,000,000 aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). These Notes were issued, in part, to repay the outstanding principal balance of term loans incurred in November 1995.

Income Tax Expense (Benefit)

The income tax benefit for Fiscal 1999 was $10,854,000, resulting in a (35.0%) effective tax rate, as compared to a $10,088,000 income tax expense for Fiscal 1998, resulting in a 34.3% effective tax rate. The change in the effective tax rate is primarily attributable to decreases in state and foreign income taxes and an increase in non-deductible permanent differ-ences relating to certain Company-owned life insurance policies.











                                     (21)

The income tax expense and effective tax rate for Fiscal 1998 compares with a $2,683,000 income tax benefit, resulting in a (27.1)% effective tax rate for Fiscal 1997. The change in the effective tax rate is primarily attri-butable to an increase in state income taxes, a decrease in foreign income taxes, and a decrease in non-deductible permanent differences relating to certain Company-owned life insurance policies (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial State-ments - Income Taxes" below).

Performance Analysis

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.

                                            Fiscal   Fiscal   Fiscal
                                              1999     1998     1997
                                              ----     ----     ----
Including Restructuring Charges and
  Non-recurring Gains:
Net return on average stockholders' equity.. (5.0)%     4.6%   (1.7)%
Net return on average total assets.......... (2.9)%     2.7%   (1.0)%

Excluding Restructuring Charges and
  Non-recurring Gains:
Net return on average stockholders' equity..  3.7%      2.6%   (1.7)%
Net return on average total assets..........  2.2%      1.5%   (1.0)%


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's primary sources of working capital are cash flow from oper-ations, its proprietary credit card receivables securitization agreements, its long-term investment portfolio, and its $150 million revolving credit facility described below. The Company considers, and currently uses for internal management purposes, the following measures of liquidity and capi-tal resources:

                                 Fiscal     Fiscal     Fiscal
(dollars in thousands)             1999       1998       1997
                                   ----       ----       ----
Working capital..............  $192,274   $163,208   $224,144
Cash provided by
  operating activities.......    63,371     83,484    131,399
Current ratio................       2.1        2.1        2.6
Debt to equity ratio.........      31.2%      33.1%      32.8%

                                    (22)

The Company's cash flow from operations decreased $20.1 million in Fiscal 1999 as compared to Fiscal 1998. The decrease resulted primarily from the following: (i) payments related to the two restructurings (see "RESULTS OF OPERATIONS -- Restructuring Charge" above); (ii) a smaller decrease in inventories, net of accounts payable, in Fiscal 1999 as compared to Fiscal 1998; (iii) net payments for income taxes; and (iv) payments of accrued expenses.

Cash flow from operations decreased $47.9 million in Fiscal 1998 as com-pared to Fiscal 1997. The primary reason for this decrease was a reduction in income tax refunds received, a smaller decrease in the net investment in inventory, and an increase in prepaid assets. An increase in income, net of the non-recurring gain from asset securitization, and an increase in accrued expenses partially offset the decrease in cash flow from opera-tions.

In July 1996, the Company completed a public offering of $138 million aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into shares of the Company's Com-mon Stock at a conversion price of $7.46 per share. The Notes are redeem-able, at the Company's option, at declining redemption prices starting at 103.75% of principal and decreasing to 100% after July 15, 2005. Holders of the Notes may require the Company to repurchase some or all of the Notes under certain circumstances involving a change in control of the Company. During Fiscal 1999, the Company repurchased $18.6 million aggregate princi-pal amount of the Notes, which had a net carrying value of $18.3 million as of the date of purchase, at a total cost of $17.8 million. The net gain on the repurchases was not material. Subsequent to January 30, 1999, the Company repurchased an additional $23.3 million aggregate principal amount of the Notes at a total cost of $21.0 million. The Company will continue to evaluate market conditions to determine if additional Notes will be repurchased during Fiscal 2000. The Company has debt maturity payments of $16,000 in Fiscal 2000.

In November 1997, the Company's Board of Directors ("the Board") approved the repurchase of up to 10,000,000 shares of the Company's Common Stock. Subsequent to January 30, 1999, the Board approved the repurchase of up to 10,000,000 additional shares. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. During Fiscal 1999, the Company purchased 3,130,000 shares at an aggregate cost of $14,023,000. During Fiscal 1998, the Company purchased 5,580,000 shares at an aggregate cost of $25,382,000. The Company will continue to evaluate market conditions to determine if additional shares will be repurchased during Fiscal 2000.





                                    (23)

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 2000, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchan-dise inventory, furniture and fixtures within retail stores, and certain other Company assets. As of the end of Fiscal 1999, the availability under the facility was approximately $81,210,000, against which the Company had outstanding letters of credit of $23,693,000. There were no cash borrow-ings outstanding under the agreement as of the end of Fiscal 1999. The agreement requires that, among other things, the Company maintain a minimum net worth of $300,000,000 and not pay dividends on its Common Stock.

The Company has formed a trust to which it has transferred, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust, has entered into vari-ous agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period ter-minates, an amortization period begins whereby the principal payments are made to the party with whom the trust has entered into the securitization agreement. The Company securitized $360,686,000 and $376,885,000 of credit card receivables in Fiscal 1999 and Fiscal 1998, respectively, and had $280,723,000 of credit card receivables under securitizations outstanding as of January 30, 1999, of which the Company retained an interest equal to $56,559,000 (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Asset Securitization" below). As these agreements mature, the Company intends to enter into additional agreements to maintain its receivables securitization program. The Company has financing arrangements in place with a securitized lender through Octo-ber 1999 to cover its financing requirements pending the execution of such additional agreements.

These securitization agreements improve the overall liquidity of the Com-pany and lessen the effect of interest rate volatility by providing short-term sources of funding. The agreements provide for the Company to con-tinue to service the credit card receivables and control credit policies. This control allows the Company to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, its relationship with its credit card customers is not affected by these agreements.








                                    (24)

The terms of certain of the Company's securitizations require the Company to maintain a certain level of assets, retained by the trust, to absorb potential credit losses. The amounts available to absorb potential credit losses were included in available-for-sale securities and were $13,769,000 and $12,750,000 as of January 30, 1999 and January 31, 1998, respectively, which were held in a cash collateral account. In the event of deteriora-tion in the performance of the credit card receivables portfolio, the Com-pany will be required to increase its contribution to the cash collateral account through distributions otherwise due to the Company from the trust. Management does not believe that such events will have a material adverse effect on the Company.

If such securitization agreements were to become unavailable to the Company or prohibitively expensive, this could have a material adverse effect on the Company's results of operations and financial position. The Company receives loan servicing proceeds from the Charming Shoppes Master Trust representing income from credit card finance charge income and fees in excess of interest paid to certificate holders, credit losses, and other expenses. As a result, although the Company's securitization agreements provide for the Company to continue to service the credit card receivables and control credit policy, a significant decrease in loan servicing pro-ceeds could have a material adverse effect on the Company's results of operations. A significant decrease in loan servicing proceeds could result from increases in interest paid to certificate holders, credit losses, or other expenses.

At January 30, 1999, the Company had $13,769,000 of receivables from the credit card securitizations and $56,559,000 of Charming Shoppes Master Trust Certificates, collectively, which will be available first and fore-most to satisfy the claims of its creditors, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

The Company has historically entered into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating-rate credit card securitizations. The Company has entered into interest-rate cap agreements with an aggregate notional amount of $243.5 million as of the end of Fiscal 1999. The Company had no interest-rate swap agreements in effect during Fiscal 1999, Fiscal 1998, or Fiscal 1997 (see "Item 8, Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Derivative Financial Instruments Held For Purposes Other Than Trading" below).


                                    (25)

Capital expenditures amounted to $32.4 million, $22.0 million, and $11.8 million in Fiscal 1999, 1998, and 1997, respectively. In Fiscal 1999, such expenditures were primarily for leasehold improvements and fixtures for new stores, the remodeling and fixturing of existing retail stores, investments in systems technology, and investments in loss prevention equipment. In Fiscal 1998, such expenditures were for leasehold improvements and fixtures for new stores, the remodeling and fixturing of existing stores, the acqui-sition of leases for stores opened during Fiscal 1999, and investments in loss prevention equipment and systems technology. In Fiscal 1997, such ex-penditures were primarily for remodeling and fixturing of existing retail stores.

During Fiscal 2000, the Company anticipates capital expenditures of approx-imately $37 million, which are intended principally for (i) construction and fixturing of new stores, (ii) remodeling and fixturing of existing re-tail stores, (iii) investment in management information systems technology, and (iv) expansion of the Greencastle, Indiana distribution center. The Company plans to open approximately 100 new stores during Fiscal 2000. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.

During Fiscal 1999, the Company recorded total restructuring charges of $54.2 million (see "Results of Operations -- Restructuring Charge" above, and "Item 8. Financial Statements and Supplementary Data; Notes to Consoli-dated Financial Statements -- Restructuring Charge" below). As of January 30, 1999, the Company had approximately $18.4 million of accrued, unpaid restructuring costs. These costs, the majority of which are expected to be paid by the end of Fiscal 2000, are included in current liabilities. It is anticipated that the funds required for payments of the accrued restruc-turing costs will be financed principally through internally generated funds.

The Company has not paid cash dividends since Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility (discussed above) requires the Company to refrain from paying dividends on its Common Stock during the term of such agreement.

The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment port-folio, and its $150 million revolving credit facility are sufficient to support current operations.






                                    (26)

Impact of Year 2000

For many years, dates have been stored in computer systems with two digit rather than four digit years. The Year 2000 computer problem occurs when a computer system cannot properly recognize dates stored with two digit years beyond 1999. Calculations may inaccurately interpret a date stored in a format of "00" as the year 1900 rather than 2000, resulting in improper computations, execution of faulty logic, or outright computer system fail-ure. Systems must be remediated and tested in order to minimize the potential for failure caused by the Year 2000 computer calculation.

The Company uses computer equipment and software in its retailing oper-ations to supply stores with products for sale, process customer transactions, including credit transactions, and to record and report its financial condition and results of operations. Since 1997, the Company has been implementing a comprehensive program to correct its computer systems,
equipment, and facilities so that they will be Year 2000 compliant.   The
Company has also communicated with its important suppliers of merchandise and services to ensure that they are addressing their Year 2000 issues.

An Executive Oversight Committee, made up of the Company's General Counsel, Corporate Director of Human Resources, and Chief Financial Officer, over-sees the Company's overall Year 2000 initiatives. The committee is implementing a comprehensive Year 2000 readiness program, which has been adopted by all business units of the Company. Individual department heads have assigned resources to this program to coordinate and manage Year 2000 readiness within and among the Company's departments and to evaluate the state of Year 2000 readiness of outside vendors and suppliers. The Company's Corporate Audit Department facilitates the implementation of the Year 2000 readiness program by identifying and reporting outstanding issues to the committee for resolution, administering vendor compliance programs, and monitoring the progress of each business unit. The Company's Year 2000 readiness program is currently on schedule. Internal resources and outside consultants are being used to implement the Year 2000 readiness program.

The Year 2000 readiness program consists of five phases:

(a) Standardization: The development of a set of policies, guidelines, and standards to be used during the Year 2000 readiness program. Examples of these include standard date routines to be used in computer programs, standard test plans to be used for testing all systems, and guidelines for migrating a tested system into the production environment. These policies, guidelines, and standards are designed to ensure that a consistent approach is followed by all personnel in implementing the Year 2000 readiness program.




                                    (27)

(b) Evaluation: The identification and evaluation of the Company's business systems so as to determine the method by which the systems will be made Year 2000 compliant. All these systems are prioritized for attention based on usage of dates, the extent to which they are critical to the Company's business, and the likelihood of failure.

(c) Remediation: The development of a remediation strategy for each system. Strategies include system replacement, remediation of existing systems, and coordination with the supplying vendor to provide a version that is Year 2000 compliant.

(d) End-to-End Testing: The development and implementation of a testing strategy and test plan for each system. Testing is designed to cover all significant transition dates, and includes testing within and among sys-tems, as well as data communications with critical vendors.

(e) Contingency Planning: The development of contingency plans if the Com-pany does not successfully complete significant portions of its Year 2000 readiness program or if the critical vendors are not Year 2000 compliant.

Corporate Business Systems

The Company has been implementing its Year 2000 readiness program for corporate business systems since 1997. These systems include all mainframe and non-mainframe systems and software, the corporate computing infra-structure and network of hardware and software, desktop equipment, and software, and external and internal communication software and equipment. Third-party software, along with in-house developed systems, are included within the scope of the Company's Year 2000 readiness program. These cor-porate business systems are located at the Company's headquarters in Bensalem, Pennsylvania, its distribution center in Greencastle, Indiana, and its private label credit card operations in Miami Township, Ohio. They are also located in the Company's 1,135 stores located in 44 states, its factory operations in the Dominican Republic, and its international oper-ations in Hong Kong, Singapore, and Shanghai.

The standardization and evaluation phases covering these corporate business systems have been completed. The remediation and end-to-end testing phases are currently being implemented. The remediation phase for the Company's mainframe systems is complete. The remediation phase for the Company's non-mainframe systems is approximately 90% complete and is also scheduled for completion during the second quarter of Fiscal 2000. The remediation phase of the Company's in-store systems has been completed. Comprehensive test plans have been established for each corporate business system. The end-to-end testing phase commenced during the fourth quarter of Fiscal 1999 and is scheduled for completion during the second quarter of Fiscal 2000.



                                    (28)

The Company's private label credit card organization is monitored and reg-
ulated by the office of the Comptroller of the Currency.   The Comptroller
has performed quarterly Year 2000 reviews of this organization since the first quarter of Fiscal 1999 and is scheduled to do so through Fiscal 2000. This organization has two separate system components, namely, internal credit systems and a third-party credit card processing system used for all primary functions of the private label credit card program. The stan-dardization and evaluation phases have been completed with respect to the internal credit systems. The remediation phase with respect to these sys-tems is scheduled for completion during the first quarter of Fiscal 2000.

The end-to-end testing phase is scheduled to commence during the first quarter of Fiscal 2000 and is scheduled for completion during the second quarter of Fiscal 2000. The Company is regularly monitoring the progress of its third-party credit processor in achieving Year 2000 compliance. Based on information provided to the Company by that third-party processor, the standardization and evaluation phases with respect to the third-party credit card processing system have been completed and the remediation phase is substantially complete. The third-party processor expects the remedia-tion phase to be completed during the first quarter of Fiscal 2000. Similarly, testing of the third-party credit card processing system has commenced and is scheduled for completion during the second quarter of Fiscal 2000.

Embedded Technologies

Embedded technologies refer to any equipment or machinery that relies on a computer chip or microprocessor in order to operate. Examples include office systems, such as fax machines and photocopiers; building systems, such as elevators, lighting, security systems, and environmental control units; and business communication systems, such as data switching equipment and telephone exchange equipment. Certain microprocessors within such equipment may fail if they cannot properly recognize dates into the Year 2000.

The Company uses various technologies and computer controlled equipment in the operation of its corporate and stores facilities. This equipment includes security monitoring systems; primary and back-up power supply systems; energy management systems; elevators; and office equipment. Some of this equipment may contain embedded chip technology that may be affected by the Year 2000 issue. The Company has taken an inventory of all such equipment and has begun discussions with vendors who supply and/or support such technology and equipment to assess the sensitivity of these systems and equipment to the Year 2000 issue. In conjunction with the Corporate Audit Department's program of auditing vendor preparedness for Year 2000, the Company will be obtaining assurances from these vendors and, to the extent possible, testing these systems to ensure Year 2000 compliance. Private Branch Exchanges at the Company's Bensalem, Pennsylvania corporate

                                    (29)
facilities are Year 2000 compliant. Telecommunication software at the Company's corporate headquarters is in the process of being upgraded and is scheduled for completion during the second quarter of Fiscal 2000.

Distribution Center ("DC") Computer Systems

The Company's Distribution Center, located in Greencastle, Indiana, uses a variety of computer systems and embedded technology equipment for its day-to-day operations. Shop floor machinery, interacting with complex computer systems, monitors, processes, and controls plant processes and material movement. Automated equipment includes conveyor systems, palleti-zers, sorters, scales, and radio frequency devices. Vendors have supplied software and equipment, which have been heavily customized for the Com-pany's DC configuration. The Company is working with appropriate DC system vendors to perform all necessary Year 2000 remediation and testing ser-vices. The standardization and evaluation phases covering the DC systems have been completed. The remediation phase is currently being implemented, and it is anticipated that the Company's vendors will deliver Year 2000 compliant systems to the Company in several stages between the first quarter of Fiscal 2000 and the third quarter of Fiscal 2000.

Vendors and Suppliers

The Company has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and will be assessing their responses to the Company' Year 2000 readiness questionnaire. Comprehensive mailings were made during the fourth quarter of Fiscal 1998. Question-naires may be followed up with telephone interviews, and where necessary, audits are being performed by the Company's Corporate Audit Department.
The Company cannot assure timely compliance of vendors and may be adversely affected by the failure of a significant vendor to supply merchandise or services due to Year 2000 compliance failures. Although the Company values its relationship with significant vendors, it may use an alternative vendor if it determines that a particular vendor is unlikely to be Year 2000 compliant.

Costs

The total cost of the Company's Year 2000 readiness program is estimated at $6.6 million, of which approximately $1.3 million is for replacement systems and the remainder is for remediation and upgrade costs. To-date, $2.4 million of Year 2000 costs have been incurred, of which $2.1 million were incurred in Fiscal year 1999. The Company expects to fund the estimated balance of $4.2 million for its Year 2000 readiness program from





                                    (30)
operating cash flows. The Company does not anticipate delaying any significant information technology projects as a result of the Company's Year 2000 compliance effort. Estimated future expenditures are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Year 2000 Risk Assessment and Year 2000 Contingency Planning

The Company is a retailer of women's apparel, and does not rely on a single customer for any significant amount of sales. The Company does not sell products which use computer systems, embedded chip technology, or other devices that may be sensitive to dates.

If the Company does not complete a significant portion of its Year 2000 readiness program in a timely fashion, its financial condition may be materially adversely impacted. However, management does not consider the possibility of such an occurrence to be likely at the present time. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communications to the stores, loss of utilities, and the inability to process customer transactions or engage in normal business activity. The Company is in the process of developing a Year 2000 contingency plan, which is scheduled for completion during the third quarter of Fiscal 2000. Despite such contingency plans, the Company may be adversely affected by the failure of significant third-party vendors to become Year 2000 compliant.

Projected completion dates and the estimated costs of the Company's Year 2000 readiness program are based on management's best estimates for future events and are forward-looking statements that may be updated as additional information becomes available. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated. Such risks and uncertainties may include, but are not limited to, the ability of the Company, its critical vendors, and service providers to complete Year 2000 compliance remediation in a timely fashion, the ability to identify and correct all relevant com-puter codes and embedded chips, delay in the rendition of remediation services provided by third parties, and disruptions to operations as a result of Year 2000 compliance issues. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures in "Part I, Item 1 -- Business: Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."







                                    (31)

Market Risk

The Company manages its own private label credit card program through vari-ous operating entities that are wholly owned by the Company. The primary activity of these entities is to service the private label credit card portfolio, the balances of which were sold under a credit card securitiza-tion program. Under the securitization program, the Company may be exposed to fluctuations in interest rates to the extent that a portion of the investor certificates are floating-rate instruments.

The Company manages its interest rate risk through the use of derivative instruments. The Company regularly monitors interest rate fluctuations and business implications surrounding interest rate changes, especially related to the management of its private label credit card program, which is securitized. As of January 30, 1999, the Company had rate exposure to floating-rate instruments representing approximately $84 million, or 29% of all securitized assets under the program. The Company has entered into certain interest rate cap agreements that protect the Company's securiti-zation master trust if interest rates were to exceed 9% and 12%. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2000, an increase of approximately $936,000 in selling, general, and administrative expenses would result.

The Company is not subject to material foreign exchange risk, as the Com-pany's foreign transactions are U. S. Dollar-denominated and the Company's foreign operations do not constitute a material part of its business.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk," above.

















                                    (32)

Item 8.  Financial Statements and Supplementary Data


             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income (loss) for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for asset securitizations as of January 1, 1997.


                                                          ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 9, 1999


                                     (33)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                   January 30,  January 3l,
(dollars in thousands except per share amounts)          1999         1998
                                                         ----         ----
ASSETS
Current Assets
Cash and Cash Equivalents............................ $ 43,789     $ 12,349
Available-for-Sale Securities [including fair
  value adjustments of $19 as of January 30,
  1999 and $37 as of January 31, 1998]...............  100,743       84,909
Merchandise Inventories..............................  171,327      175,785
Deferred Taxes.......................................   15,194          863
Prepayments and Other................................   30,487       31,975
                                                      --------     --------
Total Current Assets.................................  361,540      305,881
                                                      --------     --------
Property, Equipment and Leasehold
  Improvements - at Cost.............................  391,152      443,017
Less: Accumulated Depreciation and Amortization......  236,569      257,013
                                                      --------     --------
Net Property, Equipment and Leasehold Improvements...  154,583      186,004
                                                      --------     --------
Available-for-Sale Securities [including fair value
  adjustments of $389 as of January 30, 1999 and
  $474 as of January 31, 1998].......................  145,882      207,191
Other Assets.........................................   22,644       10,662
                                                      --------     --------
Total Assets......................................... $684,649     $709,738
                                                      ========     ========

[FN]
See Notes to Consolidated Financial Statements.
















                                    (34)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)

                                                   January 30,  January 31,
(dollars in thousands except per share amounts)          1999         1998
                                                         ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable..................................... $ 61,806    $ 53,623
Accrued Expenses.....................................   84,444      82,911
Income Taxes Payable.................................    4,552       6,123
Accrued Restructuring Expenses.......................   18,448           0
Current Portion - Long-Term Debt.....................       16          16
                                                      --------    --------
Total Current Liabilities............................  169,266     142,673
                                                      --------    --------

Deferred Taxes.......................................   12,336      12,139

Long-Term Debt.......................................  119,475     138,116

Stockholders' Equity
Common Stock $.10 par value
  Authorized - 300,000,000 shares
  Issued - 106,830,596 shares and 106,249,385 shares.   10,683      10,625
Additional Paid-In Capital...........................   64,924      64,019
Treasury stock at cost - 8,710,000 shares and
   5,580,000 shares..................................  (39,405)    (25,382)
Deferred Employee Compensation.......................   (1,051)     (1,073)
Accumulated Other Comprehensive Income...............      267         332
Retained Earnings....................................  348,154     368,289
                                                      --------    --------
Total Stockholders' Equity...........................  383,572     416,810
                                                      --------    --------
Total Liabilities and Stockholders' Equity........... $684,649    $709,738
                                                      ========    ========

[FN]
See Notes to Consolidated Financial Statements.










                                   (35)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended
(in thousands except                 January 30,  January 31,  February 1,
per share amounts)                          1999         1998         1997
                                            ----         ----         ----
Net Sales............................ $1,035,160   $1,016,537   $1,016,297
Other Income.........................     16,003       15,986        7,464
                                      ----------   ----------   ----------
Total Revenue........................  1,051,163    1,032,523    1,023,761
                                      ----------   ----------   ----------
Cost of Goods Sold, Buying, and
  Occupancy Expenses.................    771,107      772,709      782,671
Selling, General, and
  Administrative Expenses............    246,747      233,020      241,431
Non-recurring Gain from Asset
  Securitization.....................          0      (13,018)           0
Restructuring Charge.................     54,246            0            0
Interest Expense.....................     10,052       10,390        9,579
                                      ----------   ----------   ----------
Total Expenses.......................  1,082,152    1,003,101    1,033,681
                                      ----------   ----------   ----------
Income (Loss) Before Income Taxes....    (30,989)      29,422       (9,920)
Income Tax (Benefit) Expense.........    (10,854)      10,088       (2,683)
                                      ----------   ----------   ----------
Net Income (Loss).................... $  (20,135)  $   19,334   $   (7,237)
                                      ==========   ==========   ==========

Per Share Data
Net Income (Loss)....................      $(.20)       $ .18        $(.07)

[FN]
See Notes to Consolidated Financial Statements.
















                                    (36)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Additional
                                    Common Stock      Paid-in        Treasury Stock
(dollars in thousands)            Shares    Amount    Capital       Shares     Amount
                                  ------    ------    -------       ------     ------
Balance, February 3, 1996... 103,252,650   $10,325    $54,913            0   $      0
Issued to Employees, Net....     475,698        48      2,162
Exercise of Stock Options...   1,741,903       174      6,248
Tax Expense - Employee Stock
  Programs..................                             (505)
                             -----------   -------    -------    ---------   --------
Balance, February 1, 1997... 105,470,251    10,547     62,818            0          0
Issued to Employees, Net....     286,627        29        (23)
Exercise of Stock Options...     492,507        49      1,302
Purchases of Treasury Stock                                     (5,580,000)   (25,382)
Tax Expense - Employee Stock
  Programs..................                              (78)
                             -----------   -------    -------    ---------   --------
Balance, January 31, 1998... 106,249,385    10,625     64,019   (5,580,000)   (25,382)
Issued to Employees, Net....     106,150        11        860
Exercise of Stock Options...     475,061        47        434
Purchases of Treasury Stock.                                    (3,130,000)   (14,023)
Tax Expense - Employee Stock
  Programs..................                             (389)
                             -----------   -------    -------    ---------   --------
Balance January 30, 1999.... 106,830,596   $10,683    $64,924   (8,710,000)  $(39,405)
                             ===========   =======    =======    =========   ========


[FN]
See Notes to Consolidated Financial Statements.























                                    (37)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                               Accumulated
                                Deferred             Other
                                Employee     Comprehensive     Retained
(in thousands)              Compensation            Income     Earnings
                            ------------        ----------     --------
Balance, February 3, 1996...   $(2,414)            $    13     $356,192
Issued to Employees, net....    (2,024)
Amortization................     2,994
Unrealized Gains [net of
  income taxes of ($50)]....                           146
Net Loss....................                                     (7,237)
                               -------             -------     --------
Balance, February 1, 1997...    (1,444)                159      348,955
Issued to Employees, net....      (347)
Amortization................       718
Unrealized Gains [net of
  income taxes of ($120)]...                           173
Net Income..................                                     19,334
                               -------             -------     --------
Balance, January 31, 1998...    (1,073)                332      368,289
Issued to Employees, net....      (688)
Amortization................       710
Unrealized Losses [net of
  tax benefit of $38].......                           (65)
Net Loss....................                                    (20,135)
                               -------             -------     --------
Balance, January 30, 1999...   $(1,051)            $   267     $348,154
                               =======             =======     ========

[FN]
See Notes to Consolidated Financial Statements.




















                                     (38)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended
                                       January 30, January 31, February 1,
(in thousands)                                1999        1998        1997
                                              ----        ----        ----
Operating Activities
Net Income (Loss)....................... $ (20,135)  $  19,334   $  (7,237)
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided By
  Operating Activities:
  Deferred Income Taxes.................   (14,099)      5,401         773
  Depreciation and Amortization.........    34,381      40,092      45,089
  Amortization of Deferred Compensation.       710         718       2,994
  Non-recurring Gain from Asset
    Securitization......................         0     (13,018)          0
  Write-down of Capital Assets due
    to Restructuring....................    27,969           0           0
  (Gain) Loss from Disposition of
    Capital Assets......................     3,139      (2,107)     (2,115)
  Tax Expense Related to Stock Plans....      (389)        (78)       (505)
  Net Gain on Sale of Available-for-Sale
    Securities..........................      (353)       (109)          0
  Net Gain on Repurchase of Notes.......      (466)          0           0
  Changes in Operating Assets and
    Liabilities:
    Income Tax Refund Receivable........         0       3,836      53,066
    Merchandise Inventories.............     4,458      18,192      26,873
    Accounts Payable....................     8,183      (1,878)     15,030
    Prepayments and Other...............     1,563      (2,266)     17,842
    Accrued Expenses....................     1,533       9,364     (20,411)
    Income Taxes Payable................    (1,571)      6,003           0
    Accrued Restructuring Expenses......    18,448           0           0
                                         ---------   ---------   ---------
Net Cash Provided By Operating
  Activities............................    63,371      83,484     131,399
                                         ---------   ---------   ---------

[FN]
See Notes to Consolidated Financial Statements.









                                    (39)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                   Year Ended
                                       January 30, January 31, February 1,
(in thousands)                                1999        1998        1997
                                              ----        ----        ----
Investing Activities
Gross Purchases of Available-for-Sale
  Securities............................ $(406,651)  $(419,983)  $(190,569)
Proceeds from Sales of Available-for-
  Sale Securities.......................   452,263     304,189      56,462
Investment in Capital Assets............   (32,369)    (22,001)    (11,802)
Proceeds from Sales of Capital Assets...       368       3,565       9,141
(Increase) Decrease in Other Assets.....   (14,302)      7,908       7,376
                                         ---------   ---------   ---------
Net Cash Used In Investing
  Activities............................      (691)   (126,322)   (129,392)
                                         ---------   ---------   ---------
Financing Activities
Purchases of Treasury Stock.............   (14,023)    (25,382)          0
Proceeds from Exercise of Stock Options.       589       1,602       6,644
Reduction of Long-Term Borrowings.......   (17,806)        (12)    (95,649)
Reduction of Short-Term Borrowings......         0           0    (761,097)
Proceeds from Long-Term Borrowings......         0           0     138,000
Proceeds from Short-Term Borrowings.....         0           0     761,097
Underwriting Discounts and Commissions
  on Long-Term Borrowings...............         0           0      (4,140)
Decrease in Restricted Cash.............         0           0       7,000
                                         ---------   ---------   ---------
Net Cash Provided By (Used In) Financing
  Activities............................   (31,240)    (23,792)     51,855
                                         ---------   ---------   ---------
Increase (Decrease) in Cash and Cash
  Equivalents...........................    31,440     (66,630)     53,862
Cash and Cash Equivalents, Beginning
  of Year...............................    12,349      78,979      25,117
                                         ---------   ---------   ---------
Cash and Cash Equivalents, End of Year.. $  43,789   $  12,349   $  78,979
                                         =========   =========   =========

[FN]
See Notes to Consolidated Financial Statements.






                                   (40)

Charming Shoppes, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                   Year Ended
                                       January 30, January 31, February 1,
(in thousands)                                1999        1998        1997
                                              ----        ----        ----
Net Income (Loss).......................  $(20,135)   $ 19,334    $ (7,237)
                                          --------    --------    --------
Other Comprehensive Income (Loss):
Unrealized Gains on Available-for-Sale
  Securities [net of income tax expense
  of $86 in 1999, $158 in 1998,
  and $50 in 1997]......................       164         244         146
Reclassification of Realized Gains
  on Available-for-Sale Securities
  [net of income tax expense of $124 in
  1999 and $38 in 1998].................      (229)        (71)          0
                                          --------    --------    --------
Total Other Comprehensive Income (Loss),
  Net of Taxes..........................       (65)        173         146
                                          --------    --------    --------
Comprehensive Income (Loss).............  $(20,200)   $ 19,507    $ (7,091)
                                          ========    ========    ========

[FN]
See Notes to Consolidated Financial Statements























                                   (41)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company operates a chain of retail specialty stores located throughout the continental United States which merchandises moderately priced junior, misses, large-size, and girls-size sportswear, dresses, coats, lingerie, accessories, and casual footwear.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated. The parent and its subsidiaries have a 52-53 week fiscal year ending on the Saturday nearest to January 31.

Foreign Operations
The Company uses a December 31 fiscal year for all foreign subsidiaries in order to expedite the year-end closing.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

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



                                   (42)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Inventories
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

Property and Depreciation
Depreciation and amortization for financial reporting purposes are princi-pally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $32,323,000, $35,307,000, and $39,378,000 in Fiscal 1999, 1998, and 1997, respectively.

Asset Securitizations
In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which was effective Jan-uary 1, 1997, establishes the accounting for certain financial asset transfers, including securitization transactions. As a result of the adop-tion of SFAS No. 125 in January 1997, the Company recorded as an asset on the balance sheet the retained rights to future interest income from the sold credit card receivables that exceed the contractual servicing fee (i.e., interest-only strips). The Company also recorded a liability on the balance sheet for the costs of future servicing obligations associated with the sold credit card receivables. The Company prospectively adopted the requirements of SFAS No. 125 for the securitization of its proprietary credit card receivables. Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in the accompanying consolidated statements of operations.














                                   (43)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Interest Rate Cap Agreements
The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its asset-backed certificates issued in connection with its credit card securitizations. An interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agree-ment. The only amount the Company is obligated to pay to the counterparty is an initial premium. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been, and are expected to be, highly correlated with the interest rates the Company incurs on its asset-backed certificates. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of selling, general, and administrative expenses (the accrual accounting method). The cost of these agreements is included in other assets and amortized to selling, general, and admin-istrative expenses ratably during the life of the agreement.

Upon termination of an interest-rate cap agreement, gains attributable to the market interest rate exceeding the strike rate of the cap are deferred to the extent it is probable that asset-backed certificates of at least as much as the notional amount of the terminated cap will remain outstanding. The deferred gain is included in other liabilities and amortized as a reduction of selling, general, and administrative expenses over the remain-ing original contractual life of the agreement. Additional gains or losses are recognized in earnings. Notional amounts of agreements exceeding the balance of asset-backed certificates to be outstanding during their terms are marked to market, with changes in market value recorded in selling, general, and administrative expenses.

Common Stock Plans
The Company accounts for stock compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation expense attributable to Employee Stock Option and Stock Incentive Plans is amor-tized over the required employment period. No compensation expense is recognized for option plans having an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."


                                   (44)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Revenue Recognition
Revenues from merchandise sales are net of returns and allowances, and exclude sales tax.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $29,442,000, $22,677,000, and $23,583,000 in Fiscal
1999, 1998, and 1997, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to January 30, 1999 because the Company intends to reinvest such undistributed earnings in the operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Net Income (Loss) Per Share
Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options, using the treasury stock method. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be antidilutive.

Comprehensive Income
The Company adopted the provisions of SFAS No. 130, "Reporting Comprehen-sive Income" as of the beginning of Fiscal 1999. Prior-period amounts have been reclassified to conform to the current presentation. The consolidated statements of comprehensive income include transactions from non-owner sources that affect stockholders' equity.







                                   (45)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Business Segments and Related Disclosures
The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of the end of Fiscal 1999. The Company's Fashion Bug stores operate within a single segment -- retail sales of women's apparel, and within a single geographic area -- the continental United States. The Company's foreign sourcing operations do not constitute a material geographic segment.

Impact of Recent Accounting Pronouncements
In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal-use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective as of the beginning of the Company's fiscal year ending January 29, 2000. Management expects that adoption of SOP 98-1 will not have a material effect on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement as of the beginning of the fiscal year ending February 3, 2001. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. The statement also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. The Company currently manages a portion of its interest rate risk through the use of derivative instruments that cap a portion of the Company's interest rate risk. Management has not completed its determination of the effect that SFAS 133 will have on the Company's consolidated financial statements or financial statement disclo-sures.









                                   (46)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                  Lives
(in thousands)                   (Years)        1999         1998
                                  -----         ----         ----
Land..........................              $  2,010     $  4,014
Buildings and Improvements.... 10 to 33       46,970       67,129
Store Fixtures................  5 to 10      101,862      100,543
Equipment.....................  3 to 10      116,029      128,338
Leasehold Improvements........ 10 to 20      124,281      142,993
                                            --------     --------
Total at Cost.................               391,152      443,017
Less Accumulated Depreciation
  and Amortization............               236,569      257,013
                                            --------     --------
                                            $154,583     $186,004
                                            ========     ========

AVAILABLE-FOR-SALE SECURITIES

                                                    Unrealized    Estimated
(in thousands)                              Cost  Gains  Losses  Fair Value
                                            ----  -----  ------  ----------
January 30, 1999
U. S. Treasury and Government
  Agency Bonds........................  $168,693   $424   $ (16)   $169,101
Charming Shoppes Master Trust
  Certificates........................    56,559      0       0      56,559
Charming Shoppes Master Trust Note....    13,769      0       0      13,769
Low Income Housing Partnerships.......     6,849      0       0       6,849
Other.................................       347      0       0         347
                                        --------   ----   -----    --------
                                        $246,217   $424   $ (16)   $246,625
                                        ========   ====   =====    ========
January 31, 1998
U. S. Treasury and Government
  Agency Bonds........................  $233,156   $635   $(124)   $233,667
Charming Shoppes Master Trust
  Certificates........................    38,893      0       0      38,893
Charming Shoppes Master Trust Note....    12,750      0       0      12,750
Low Income Housing Partnerships.......     6,503      0       0       6,503
Other.................................       287      0       0         287
                                        --------   ----    ----    --------
                                        $291,589   $635   $(124)   $292,100
                                        ========   ====    ====    ========

                                   (47)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Gross realized gains and (losses) on available-for-sale securities were $629,000 and $(276,000), respectively, during Fiscal 1999. Gross realized gains and (losses) during Fiscal 1998 were $223,000 and $(114,000), respectively.

Contractual maturities of available-for-sale securities at January 30, 1999 were:

                                                     Estimated
(in thousands)                               Cost   Fair Value
                                             ----   ----------
Due in One Year or Less................  $100,723     $100,743
Due After One Year Through Five Years..   138,645      139,033
                                         --------     --------
                                          239,368      239,776
Equity Securities......................     6,849        6,849
                                         --------     --------
                                         $246,217     $246,625
                                         ========     ========

INCOME TAXES

Income (loss) before income taxes:

(in thousands)      1999       1998       1997
                    ----       ----       ----
Domestic....... $(34,479)   $27,853    $(9,268)
Foreign........    3,490      1,569       (652)
                --------    -------    -------
                $(30,989)   $29,422    $(9,920)
                ========    =======    =======













                                   (48)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Income tax (benefit) expense:

(in thousands)       1999       1998        1997
                     ----       ----        ----
Current:
  Federal......  $  4,321    $ 6,376     $(3,394)
  State........       692      2,061         583
  Foreign......       192          4        (351)
                 --------    -------     -------
                    5,205      8,441      (3,162)
                 --------    -------     -------
Deferred:
  Federal......   (16,019)     2,776         624
  State........         0       (779)       (385)
  Foreign......       (40)      (350)        240
                 --------    -------     -------
                  (16,059)     1,647         479
                 --------    -------     -------
                 $(10,854)   $10,088     $(2,683)
                 ========    =======     =======

The Company made income tax payments of $5,982,000, $2,000,000, and $1,367,000 during Fiscal 1999, 1998, and 1997, respectively.

Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                  1999       1998        1997
                                  ----       ----        ----
Statutory Federal Income Tax
  (Benefit) Rate................ (35.0)%     35.0%      (35.0)%
State Income Tax, Net
  of Federal Income Tax.........   1.5        2.8         1.3
Foreign Income..................  (3.4)      (3.0)        1.2
Employee Benefits...............   1.4       (0.2)        3.1
Other, Net......................   0.5       (0.3)        2.3
                                  ----       ----        ----
                                 (35.0)%     34.3%      (27.1)%
                                  ====       ====        ====





                                   (49)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Components of deferred tax assets and liabilities:

                                        Net Current        Net Long-Term
                                             Assets               Assets
(in thousands)                         (Liabilities)        (Liabilities)
                                        -----------          -----------
January 30, 1999
Property, Equipment and Leasehold
  Improvements.........................                         $(15,646)
Tax Credit Carryforwards...............                           10,268
Accrued Expenses.......................     $16,510
Inventory..............................      (4,960)
Deferred Employee Compensation.........                            2,333
Prepaid Employee Benefits..............        (972)
Investments............................                           (4,059)
Deferred Rent..........................       2,579
Other..................................       2,037               (5,232)
                                            -------             --------
                                            $15,194             $(12,336)
                                            =======             ========
January 31, 1998
Property, Equipment and Leasehold
  Improvements.........................                         $(17,645)
Tax Credit Carryforwards...............                           11,722
Accrued Expenses.......................      $2,388
Inventory..............................      (7,430)
Deferred Employee Compensation.........                            2,333
Prepaid Employee Benefits..............       1,495
Investments............................                           (2,729)
Deferred Rent..........................       2,783
Other..................................       1,627               (5,820)
                                             ------             --------
                                             $  863             $(12,139)
                                             ======             ========

Based on the Company's evaluation of its operating plans and history of earnings, a net deferred tax asset of $2,858,000 is included in the accom-panying consolidated balance sheet as of January 30, 1999.

At January 30, 1999, the Company had Alternative Minimum Tax and General Business Credit carryforwards of $10,268,000. The tax credit carryforwards do not expire.

                                   (50

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


NET INCOME (LOSS) PER SHARE

(in thousands
except per-share amounts)                  1999         1998         1997
                                           ----         ----         ----
Basic Weighted Average Common Shares
  Outstanding.......................     99,441      105,678      104,616
Dilutive Effect of Stock Options....          0        1,403            0
                                         ------      -------      -------
Diluted Weighted Average Common
  Shares and Equivalents Outstanding     99,441      107,081      104,616
                                         ======      =======      =======

Options to purchase 6.1 million, 4.0 million, and 3.0 million shares of Common Stock at a weighted average exercise price of $6.61, $8.49, and $10.09 per share were outstanding at January 30, 1999, January 31, 1998, and February 1, 1997, respectively, but were not included in the compu-tation of diluted net income (loss) per share because the option exercise prices were greater than the average market price of the Company's Common Stock. The effect of an assumed conversion of the Company's Convertible Notes was excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive.

Options to purchase 0.7 million and 1.9 million shares of Common Stock at January 30, 1999 and February 1, 1997, respectively, with exercise prices below the average market price of the Company's Common Stock, were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive.


DEBT

Long-term debt at year end:

(in thousands)                               1999         1998
                                             ----         ----
7.5% Convertible Subordinated Notes
  Due 2006.............................  $119,363     $138,000
Other..................................       128          132
                                         --------     --------
Total Long-Term Debt...................   119,491      138,132
Less Current Portion...................        16           16
                                         --------     --------
                                         $119,475     $138,116
                                         ========     ========

                                   (51)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


The 7.5% Convertible Subordinated Notes (the "Notes") are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Com-pany's option, in whole or in part, on or after July 15, 1999, at declining redemption prices, starting at 103.750% of principal and decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change of control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes.

During the fiscal year ended January 30, 1999, the Company repurchased $18,637,000 aggregate principal amount of the Notes, which had a net carrying value of $18,268,000 as of the date of purchase, at a total cost of $17,802,000. The net gain on the repurchases of the Notes was not material.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 2000, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchan-dise inventory, furniture and fixtures within retail stores, and certain other Company assets. The interest rate on borrowings is 0.5% above the Prime rate. There is a fee of .25% on the unused portion of the first $105,000,000 of the facility, and an annual servicing fee of $100,000. As of January 30, 1999, the availability under the facility was approximately $81,210,000, against which the Company had outstanding letters of credit of $23,693,000. There were no cash borrowings outstanding under the agreement as of January 30, 1999. The agreement requires that, among other things, the Company maintain a minimum net worth of $300,000,000 and not pay dividends on its Common Stock.

During Fiscal 1999, 1998, and 1997, the Company made interest payments of $9,756,000, $10,361,000, and $9,357,000, respectively.

Aggregate maturities of long-term debt during the next five fiscal years are: 2000 - $16,000, 2001 - $16,000, 2002 - $96,000, 2003 - $0, and 2004 -
$0.




                                   (52)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


STOCKHOLDERS' EQUITY

The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 300,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.

In November 1997, the Company's Board of Directors ("the Board") approved the repurchase of up to 10,000,000 shares of the Company's Common Stock. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. During Fiscal 1999, the Company purchased 3,130,000 shares at an aggregate cost of $14,023,000. During Fiscal 1998, the Company purchased 5,580,000 shares at an aggregate cost of $25,382,000.


STOCK OPTION AND STOCK INCENTIVE PLANS

At January 30, 1999, the Company had various stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation has been recognized in the financial statements for options issued under such plans with an exercise price equal to the market price of the Company's Common Stock at the date of grant. In addition, no compensation expense has been recognized for shares of stock issued under the Company's Employee Stock Purchase Plan. Compensation cost recognized in the financial statements for discounted stock options, restricted stock awards and performance share awards granted was $709,000, $718,000, and $2,994,000 in Fiscal 1999, 1998,
and 1997, respectively.














                                   (53)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures of the effect of using fair values at the dates of grant to determine compensation cost for awards under stock-based compensation plans. Using the method prescribed under SFAS No. 123 to determine compen-sation cost for the Company's plans, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts shown below:

 (in thousands except per-share data)    1999       1998       1997
                                         ----       ----       ----
Pro forma net income (loss).......... (21,629)    17,690     (8,281)
Pro forma net income (loss) per share    (.22)       .17       (.08)

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, the following assumptions were used: dividend yield of 0%; expected stock price vola-tility of 37.6%; expected lives of 3 months for the Employee Stock Purchase Plan, 1 to 3 years for stock award plans, and 6 years for stock option and stock incentive plans; and the following risk-free interest rates:

                                  1999       1998       1997
                                  ----       ----       ----
Employee stock purchase plan.....  4.7%       5.3%       5.3%
Stock award plans................  5.1%       5.5%       5.5%
Stock option and incentive plans.  5.2%       5.6%       6.2%

In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above reflect the statement's application only to option grants and stock awards dated on or after January 29, 1995. Option grants and awards generally vest over several years and the Company expects to grant additional awards in the future. Therefore, the pro forma results should not be considered to be representative of the effects on reported results for future years.

The Company's 1993 Employee Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of Common Stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price, where applicable, are at the discre-tion of the Board of Directors and the Stock Option Committee of the Board



                                   (54)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


of Directors. The maximum term of options issued under the plan is ten years. As of January 30, 1999 and January 31, 1998, 2,465,230 options and 1,852,420 options, respectively, were exercisable under this plan. During Fiscal 1998, 13,992 shares of Restricted Stock were awarded and issued at no cost under this plan. These shares had grant date fair values ranging from $3.94 to $5.81 per share.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase Common Stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue shares under this Plan. As of January 30, 1999 and January 31, 1998, 3,522,142 options and 3,901,494 options, respectively, were exercisable under this plan.

The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company.
The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of January 30, 1999 and January 31, 1998, 90,000 options and 144,000 options, respectively, were exercisable under this plan.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of January 30, 1999 and January 31, 1998, 412,245 options and 791,925 options, respectively, were exercisable under this plan.















                                   (55)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


The table below summarizes the activity in all Stock Option Plans:

                                                   Average          Option
                                           Option   Option          Prices
                                           Shares    Price       Per Share
                                           ------    -----       ---------
Outstanding at February 3, 1996......  13,105,542   $5.996   $ .222-17.000
Granted-Option Price Equal to Market.   1,551,940    4.060    3.937- 7.688
Granted-Option Price Less Than Market      24,800    1.000    1.000- 1.000
Canceled/Forfeited...................  (2,069,005)   9.100     .500-15.750
Exercised............................  (1,741,903)   3.687     .500- 6.187
                                       ----------   ------   -------------
Outstanding at February 1, 1997......  10,871,374    5.450     .222-17.000
Granted-Option Price Equal to Market.   1,177,000    5.948    5.063- 6.188
Granted-Option Price Less Than Market      35,600    1.000    1.000- 1.000
Canceled/Forfeited...................    (812,295)   6.733     .500-15.750
Expired..............................    (165,900)   5.813    5.813  5.813
Exercised............................    (493,668)   2.751     .333  6.000
                                       ----------   ------   -------------
Outstanding at January 31, 1998......  10,612,111    5.512     .222-17.000
Granted-Option Price Equal to Market.   1,551,722    4.306    3.594- 5.250
Granted-Option Price Less Than Market      18,500    1.000    1.000- 1.000
Canceled/Forfeited...................  (1,279,938)   7.797     .500-17.000
Exercised............................    (475,061)   1.013     .222- 5.375
                                       ----------   ------   -------------
Outstanding at January 30, 1999......  10,427,334   $5.249   $ .222-17.000
                                       ==========   ======   =============

The weighted average grant date fair value for options granted during Fiscal 1999, as determined under SFAS No. 123 using the Black-Scholes model and assumptions described above, was $1.94 for options granted with an option price equal to market and $3.59 for options granted with an option price less than market.











                                   (56)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of January 30, 1999 for the ranges of exercise prices shown:

                                            Weighted     Weighted
                                             Average      Average
Ranges of                         Option      Option    Remaining
Option Prices                     Shares       Price         Life
-------------                     ------       -----         ----
$0.00-$1.00:
  Options Outstanding........    621,424       $.487          4.6
  Options Exercisable........    412,245        .542          2.6
$1.01-$5.00:
  Options Outstanding........  6,922,952      $4.308          4.7
  Options Exercisable........  4,540,852       4.368          2.9
$5.01-$10.00:
  Options Outstanding........  2,077,100      $6.019          6.6
  Options Exercisable........    826,500       6.074          5.5
$10.01-$17.00:
  Options Outstanding........    925,590     $13.076          4.3
  Options Exercisable........    710,020      13.359          4.2

At January 30, 1999, 1,984,143 shares were available for future grant under the 1993 Employees' Stock Incentive plan.

The Company's Board of Directors adopted the Restricted Stock Award Plan for Associates on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted Common Stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. During Fiscal 1999, 93,915 rights were granted under this plan, and 53,328 shares were issued. During Fiscal 1998, no rights were granted under this plan, and 11,229 shares were issued.










                                   (57)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


The Company's Non-Employee Director Compensation Program and the Compen-sation Program for the Non-Employee Chairman of the Board of Directors were adopted on August 21, 1996 and approved by shareholders on June 19, 1997. These programs stipulate that, effective June 27, 1996, 60% of Non-Employee Director and 50% of Non-Employee Chairman compensation shall be paid in Common Stock of the Company. During Fiscal 1999 and Fiscal 1998, rights to receive 41,904 shares and 44,949 shares, respectively, have been granted under these Plans. During Fiscal 1999 and Fiscal 1998, 41,904 shares and 81,962 shares, respectively, have been issued under these plans. The weighted average fair value at date of grant for shares granted in Fiscal 1999 was $4.80.

The Company's 1998 Restricted Stock Award Program provides for the grant of rights to receive shares of the Company's Common Stock subject to attain-ment of specified performance goals for Fiscal 2000. During Fiscal 1999, a total of 114,232 rights to receive shares were granted under the Plan. These shares had a grant date fair value of $4.31. Associates pay no cash consideration for shares received under the plan.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by the Company for a specified period of time, or, in the case of the 1989 Non-Employee Director Stock Option Plan, the Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Direc-tors, if the individual ceases to remain a Director of the Company.


EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan permits employees to pur-chase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's Common Stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 1999 and Fiscal 1998, 56,119 shares and 32,323 shares, respectively, were purchased under the plan. The weighted average grant date fair value for shares pur-chased during Fiscal 1999 was $4.97 per share. At January 30, 1999, 1,762,834 shares were available for future purchase under this plan.



                                   (58)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


SHAREHOLDER RIGHTS PLAN

In April 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Right for each outstanding share of Common Stock. In connection with the Company's two-for-one stock split which was effected on December 7, 1992, the number of Rights associated with each outstanding share of Common Stock was adjusted from one Right per share of Common Stock to one-half of a Right per share of Common Stock. Such Rights only become exercisable or transferable apart from the Common Stock ten days after a person or group (Acquiring Person) acquires beneficial owner-ship of, or commences a tender or exchange offer for, twenty percent (20%) or more of the Company's outstanding common shares. Each Right then may be exercised to acquire one three-hundredth of a share of newly created Series A Junior Participating Preferred Stock or a combination of securities and assets of equivalent value at a price of $70, subject to adjustment.

Upon the occurrence of certain events (for example, if the Company is a surviving corporation in a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Rights. Upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the rights entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a twenty percent (20%) position has been acquired. The Rights will expire on April 26, 1999.


EMPLOYEE RETIREMENT BENEFIT PLAN

The Company provides a comprehensive retirement benefit program for its employees. This plan provides for a noncontributory profit-sharing contri-bution which covers substantially all full-time employees who meet age and service requirements. The contribution is completely discretionary and is determined by the Board of Directors on an annual basis.







                                   (59)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


The program also includes a 401(k) employee savings plan, whereby eligible participating employees may elect to contribute up to 15% of their compen-sation to an investment trust. Effective January 1, 1998, the Company's contribution was increased from 30% to 50% of the participant's elective contribution, on up to 6% of the participant's compensation.

The total expense for the above plans amounted to $1,556,000, $709,000, and $668,000 for Fiscal 1999, 1998, and 1997, respectively.

Also available to officers and certain key executives is a non-qualified deferred compensation plan. Under this plan, which was adopted January 1, 1998, participants may contribute up to 22% of their base compensation and 100% of bonus compensation.


ASSET SECURITIZATION

Asset securitization involves the transfer by the Company of its proprie-tary credit card receivables to a special purpose corporation, which in turn transfers the receivables to a single purpose trust (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. Certificates issued by the Trust are sold to investors, with any seller's interest retained by the Company. These asset-backed certificates issued to investors are generally credit-enhanced by a third party to provide various levels of an investment-grade credit rating at the time of issuance. The Company includes the seller's interest and any other retained interest in investment securities available for sale in the accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective January 1, 1997. The Company prospec-tively adopted the requirements of SFAS No. 125 for the securitization of its proprietary credit card receivables. In connection with the execution of the Series 1997-1 securitization, the Company evaluated the fair market value of its retained interests and related recourse provisions and, as a result, recognized a non-recurring gain of $13,018,000. Additionally, the effect of applying SFAS No. 125 as related to sales of credit card receivables during Fiscal 1998 was to increase income before income taxes by $3,941,000. The effect of applying SFAS No. 125 during Fiscal 1999 was

                                   (60)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


immaterial. The Company records gains or losses on the securitization of credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that the Company has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the excess finance charges and past due fees over the sum of the return paid to certificate holders and credit losses. During Fiscal Years 1999 and 1998, the Company recognized additions to the I/O strip of $9,765,000 and $11,688,000, respectively, and of those balances, $10,253,933 and $6,453,000 were amortized during each respective Fiscal Year. In addition, the Company recognized a servicing liability of $2,370,000 and $3,500,000 in Fiscal Years 1999 and 1998, respectively, and of those balances, $2,579,000 and $2,206,000 were amortized in each Fiscal Year, respectively. Prior to January 1, 1997, no gains were recorded due to the relatively short average life of the credit card loans securitized. Excess servicing fee income was recorded over the life of each sale transaction. In accor-dance with SFAS No. 125, prior years have not been restated.

Proceeds from securitization transactions were approximately $360,686,000, $376,885,000, and $402,670,000 for Fiscal 1999, Fiscal 1998, and Fiscal
1997, respectively. At January 30, 1999 and January 31, 1998, approxi-mately $427,209,000 and $302,674,000 of investor certificates remained out-standing, respectively. The investor certificates mature as follows:
$342,005,000 in Fiscal 2000 and $85,204,000 in the fiscal year ending February 1, 2003 ("Fiscal 2003"). With respect to investor certificates that mature in Fiscal 2000, the Company has sufficient facilities to refinance maturing investor certificate series within the Trust on terms substantially similar to those of maturing series. The Company's retained interests in its securitizations, which aggregated $56,559,000 and $38,893,000 at January 30, 1999 and January 31, 1998, respectively, are generally subordinated in right of payment to certificates issued by the Trust to third party investors.

The Company is active in originating private label credit card lines to the customers of the Company's retail stores. Holders of credit cards issued by a subsidiary of the Company are located throughout the United States and have various available lines of credit which are granted on an unsecured basis after reviewing each potential cardholder's credit application and evaluating his or her financial history and ability to repay.




                                   (61)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

The Company has entered into interest-rate cap agreements with an aggregate notional amount of $243,500,000 as of January 30, 1999, which mature as follows: $160,000,000 in Fiscal 2000, $56,000,000 in Fiscal 2003 and
$27,500,000 in Fiscal 2004. The aggregate notional amount of interest-rate cap agreements as of January 31, 1998 was $143,500,000. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the interest rates on the Company's floating-rate credit card securitizations exceed 9% for $177,500,000 notional amount, 11% for $56,000,000 notional amount, and 12% for $10,000,000 notional amount. The premiums paid for these interest-rate cap agreements are included in other assets and are being amortized to selling, general, and administrative expenses over the respective lives of the individual interest-rate cap agreements. Any payments that may be received as a result of the cap will be accrued as a reduction of selling, general, and administrative expenses.

The Company's credit exposure on interest-rate caps is limited to the value of interest-rate caps that have become favorable to the Company, but the Company does not anticipate non-performance by any of these counterparties. The amount of such exposure is generally the unrealized gains in the con-tracts.


LEASES

The Company leases substantially all of its stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales, and payment of certain real estate taxes. The Company also leases certain other buildings and equipment.

Rental expense was:

(in thousands)           1999       1998       1997
                         ----       ----       ----
Minimum Rental......  $80,058    $80,050    $85,513
Contingent Rental...   13,399     13,216     12,883
                      -------    -------   --------
                      $93,457    $93,266    $98,396
                      =======    =======   ========



                                   (62)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: 2000 - $85,137,000; 2001 - $75,963,000; 2002 - $67,037,000; 2003 - $55,633,000; 2004 - $41,116,000;
Thereafter - $77,300,000.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments:


                                  January 30, 1999      January 31, 1998
                                Carrying       Fair   Carrying       Fair
(in thousands)                    Amount      Value     Amount      Value
                                  ------      -----     ------      -----
Assets:
  Cash and Cash Equivalents.... $ 43,789   $ 43,789   $ 12,349   $ 12,349
  Available-for-Sale Securities  246,625    246,625    292,100    292,100
Liabilities:
  Total Long-Term Debt.........  119,491    106,531    138,132    125,022
Off-Balance-Sheet Financial
  Instruments:
  Interest Rate Cap Agreements.        0          0          0          0

The carrying amount for cash and cash equivalents approximates fair value because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain equity securities that are not traded in the open market. The carrying amount of these equity securities ($6,849,000 at January 30, 1999 and $6,503,000 at January 31, 1998) was used to approxi-mate fair value. The fair value of long-term debt is based on quoted market prices for the securities. The fair value of interest rate caps was determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value and yield curve or volatility factors underlying the positions.








                                   (63)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


RESTRUCTURING CHARGE

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34,000,000. The plan was approved in conjunction with the elimination of the Company's men's business. To-date, 52 stores have been closed, with an additional 19 scheduled for closing in Fiscal 2000. In addition, 30 stores have been downsized, with an additional 70 stores scheduled for downsizing in Fiscal 2000. Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been re-merchandised.

The restructure charge included a $10,000,000 write-down of store fixtures and improvements. The following is a summary of other restructure charges accrued and payments charged against the accrual during Fiscal 1999:

                                                                 Accrued At
                                         Beginning              January 30,
(in thousands)                             Accrual   Payments          1999
                                           -------   --------          ----
Termination/amendment of store leases....  $11,400   $ (3,305)      $ 8,095
Renovation of vacated store space........    8,300     (2,766)        5,534
Severance................................      320       (200)          120
Other costs..............................    3,980       (551)        3,429
                                           -------   --------       -------
                                           $24,000   $ (6,822)      $17,178
                                           =======   ========       =======

On December 10, 1998, the Company's Board of Directors approved a plan to close the Company's Bensalem, Pennsylvania distribution center. The plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana dis-tribution center. The plan resulted in a pre-tax restructuring charge of $20,246,000.










                                   (64)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities to a net realizable value of $5,662,000, based on an independent appraisal. The Bensalem distribution center closed on December 10, 1998, and the facilities were being held for sale as of Jan-uary 30, 1999. The restructuring charge also included accruals of $1,556,000 for severance costs resulting from a workforce reduction, and $721,000 for other non-recurring costs relating to the closure. As of January 30, 1999, severance costs of $981,000 and other costs of $26,000 had been charged against the accrual.


SUBSEQUENT EVENTS

In February 1999, the Company's Board of Directors adopted a Shareholder Rights Plan to replace the existing Shareholder Rights Plan with effect from April 26, 1999, when the existing Shareholder Rights Plan expired. The Board of Directors also increased the authorized shares of Partici-pating Series A Junior Preferred Stock, $1.00 par value, from 300,000 shares to 500,000 shares, and declared a dividend of one Right for each outstanding share of Common Stock, payable as of the close of business on April 26, 1999 to shareholders of record as of the close of business on April 12, 1999. Such Rights only become exercisable or transferable apart from the Common Stock ten days after a person or group (Acquiring Person) acquires, or obtains the right to acquire, beneficial ownership of twenty percent (20%) or more of the Company's outstanding common shares. Each Right then may be exercised to acquire one three-hundredth of a share of newly created Series A Junior Participating Preferred Stock or a combina-tion of securities and assets of equivalent value at a purchase price of $20, subject to adjustment.

Upon the occurrence of certain events (for example, if the Company is a surviving corporation in a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Rights. Upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the rights entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a twenty percent (20%) position has been acquired. The Rights will expire on April 25, 2009.


                                   (65)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999



The Company's Board of Directors adopted the 1999 Associates' Stock Incentive Plan in February 1999. The plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock. The exercise price of such options may not be less than the fair market value at the date of grant.

In November 1997, the Company's Board of Directors approved the repurchase of up to 10,000,000 shares of the Company's Common Stock. Subsequent to January 30, 1999, the Board approved the repurchase of up to 10,000,000 additional shares. Shares repurchased will be held as treasury stock.

Subsequent to January 30, 1999, the Company repurchased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006, which had a net carrying value of $22,927,000 as of the date of purchase, at a total cost of $21,031,000. The Company will recognize an extraordinary gain on the repurchases of approximately $1,232,000 (net of income taxes) during the quarter ending May 1, 1999 ("Fiscal 2000 First Quarter").

In April 1999, the Company sold a portion of its Bensalem, Pennsylvania distribution center. The Bensalem facility was closed on December 10, 1998 in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana distribution center. In addition, an agreement for sale of the remainder of the Bensalem facility is pending and is subject to the buyer obtaining financing.


















                                   (66)

Charming Shoppes, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 30, 1999


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                               First      Second      Third      Fourth
(in thousands)               Quarter     Quarter    Quarter     Quarter
                             -------     -------    -------     -------
Fiscal 1999
Net Sales.................. $244,031    $279,158   $239,742    $272,229
Gross Profit...............   61,579      73,713     59,594      69,167
Net Income (Loss)..........  (19,902)(1)   9,328       (424)     (9,137)(2)
Net Income (Loss) per Share     (.20)        .09       (.00)       (.09)

Fiscal 1998
Net Sales.................. $235,688    $265,696   $236,203    $278,950
Gross Profit...............   52,737      67,374     56,295      67,422
Net Income (Loss)..........   (2,342)      6,853      8,626(3)    6,197
Net Income (Loss) per Share     (.02)        .06        .08         .06

[FN]
(1)	Net income (loss) includes an after-tax restructuring charge of
$22,100.

(2)	Net income (loss) includes an after-tax restructuring charge of
$13,147.

(3)	Net income (loss) includes an after-tax non-recurring gain from asset securitization of $8,462.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no matters which are required to be reported under this Item 9.













                                   (67)

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Information regarding Directors of the Company is included under the cap-tion "Election of Directors" of the Company's definitive proxy statement, which is incorporated herein by reference. Information regarding Executive Officers is included under "Item 4A. Executive Officers of the Regis-trant," in Part I of this Report.


Item 11.  Executive Compensation

Information regarding executive compensation is included under the captions "Management Compensation" and "Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation" of the Company's definitive proxy statement, which is incorporated herein by ref-erence.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is set forth under the caption "Principal Shareholders and Management Ownership" of the Company's definitive proxy statement, which is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" of the Company's definitive proxy statement, which is incorporated herein by reference.














                                   (68)

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)	Financial Statements

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Auditors.........................................33

Consolidated Balance Sheets - January 30, 1999 and January 31, 1998....34

Consolidated Statements of Operations - years ended
  January 30, 1999, January 31, 1998, and February 1, 1997.............36

Consolidated Statements of Stockholders' Equity - years ended
  January 30, 1999, January 31, 1998, and February 1, 1997.............37

Consolidated Statements of Cash Flows - years ended
  January 30, 1999, January 31, 1998 and February 1, 1997..............39

Consolidated Statements of Comprehensive Income (Loss) - years ended January 30, 1999, January 31, 1998 and February 1, 1997........41

Notes to Consolidated Financial Statements.............................42

(a)(2)  Financial Statement Schedules

No schedules required to be filed.

(b)  Reports on Form 8-K

No reports were filed during the quarter ended January 30, 1999.

(c)  Exhibits, including those incorporated by reference

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by refer-ence, the location of the Exhibit in the previous filing is indicated in parenthesis.






                                   (69)

Articles of Incorporation and By-Laws

3.1	Restated Articles of Incorporation, incorporated by reference to Form
10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhi-bit 3.1).

3.2	By-Laws, as Amended and Restated.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Shareholders' Rights Plan, incorporated by reference to Form 8-K of the Registrant, filed April 28, 1999.

Material Contracts

10.1.1	Amended and Restated Pooling and Servicing Agreement dated as of
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



                                   (70)

10.1.5	First Amendment and Assignment dated as of November 25, 1997 to the Series 1994-1 Supplement, dated as of May 4, 1994 by and between Spirit of America National Bank, as Seller and Servicer, and First Union National Bank, as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.1.5).

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
1994-2 Supplement, dated as of August 15, 1994, as amended on March 29, 1996, by and between Spirit of America National Bank, as Seller and Servicer, and First Union National Bank, as Trustee for Charming Shoppes Master Trust, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.1.8).

10.1.9	Series 1997-1 Supplement dated as of November 25, 1997 to the
Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 by and among Charming Shoppes Receivables Corp., as Seller, Spirit of America National Bank, as Servicer and First Union National Bank, as Trustee on behalf of the Series 1997-1 Certificate Holders ($83,500,000 Charming Shoppes Master Trust Series 1997-1), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.1.9).

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




                                   (71)

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
February 28, 1997, by and between (a) Congress Financial Corporation, as Lender, (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc., as borrowers and (c) Charming Shoppes of Delaware, Inc., as Borrower's Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.16).

10.1.13	Amendment of Second Amended and Restated Loan and Security Agree-
ment, dated February 28, 1997 among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto, Borrowers' Agent and Congress Financial Corporation, dated as of May 1, 1998, incorporated by reference to Form 10-Q for the quarter ended May 2, 1998. (Exhibit 10.1).

10.1.14	Amendment No. 2 to Second Amended and Restated Loan and Security
Agreement, dated February 28, 1997 (as amended and supplemented) among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto, Borrowers' Agent and Congress Financial Corporation, dated as of December 21, 1998.

10.1.15	Receivables Purchase Agreement, dated as of April 4, 1996, among
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

10.1.16	Receivables Purchase Agreement (Parallel Purchase Commitment),
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




                                   (72)

10.1.17	Amendment to Receivables Purchase Agreement dated as of December
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

10.1.18	Amendment to Receivables Purchase Agreement (Parallel Purchase
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

10.1.19	Second Amendment to Receivables Purchase Agreement and the
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

10.1.20	Amended and Restated Receivables Purchase Agreement dated as of
November 25, 1997 by and among First Union National Bank, in its capacity as Trustee for the Charming Shoppes Master Trust, as the Seller, Charming Shoppes Receivables Corp., as the Owner and the Subordinated Purchaser, Spirit of America National Bank, as the Servicer and the Originator, Corporate Receivables Corporation, as the Purchaser, Citibank, N.A., as a Bank, and Citicorp North America, Inc., as the Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.1.18).



                                   (73)

10.1.21	Amendment No. 1 to Amended and Restated Receivables Purchase
Agreement, dated as of October 29, 1998, among First Union National Bank, a national banking association, solely in its capacity as the trustee for Charming Shoppes Master Trust, a trust formed pursuant to the Pooling and Servicing Agreement, Charming Shoppes Receivables Corp., a Delaware corporation, in its capacity as the owner of the Receivables and in its capacity as Subordinated Purchaser, Spirit of America National Bank, a national banking association, in its capacity as the originator of the Receivables and in its capacity as the Servicer, Corporate Receivables Corporation, a California corporation, as a purchaser, Citicorp North America, Inc., a Delaware corporation, as agent for the Purchasers and the Banks and Citibank NA, a national banking association, as a Bank.

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

10.2.7	The 1993 Employees' Stock Incentive Plan of Charming Shoppes,
Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.10).





                                   (74)

10.2.8	The 1993 Employees' Stock Incentive Plan Stock Option Agreement
(regular vesting schedule) of Charming Shoppes, Inc., incorporated by ref-erence to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.11).

10.2.9	The 1993 Employees' Stock Incentive Plan Stock Option Agreement
(accelerated vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.12).

10.2.10	The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan
Restricted Stock Agreement.

10.2.11	The Charming Shoppes, Inc. Employee Stock Purchase Plan, as
amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.10).

10.2.12	The Charming Shoppes, Inc. Restricted Stock Award Plan for
Associates, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.11).

10.2.13	The Charming Shoppes, Inc. 1996 Restricted Stock Award Program,
incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.12).

10.2.14	The Charming Shoppes, Inc. 1996 Restricted Stock Award Program
Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.13).

10.2.15	Employment Agreement, dated as of May 17, 1995, by and between
Charming Shoppes, Inc., and David V. Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.14).

10.2.16	Employment Agreement, dated as of August 22, 1995 by and between
Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.15).

10.2.17	1993 Employees' Stock Incentive Plan Stock Option Agreement,
dated as of August 23, 1995, by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.16).






                                   (75)

10.2.18	1993 Employees' Stock Incentive Plan Restricted Stock and Stock
Bonus Agreement, dated as of March 20, 1996, by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.17).

10.2.19	Settlement Agreement and Release, dated as of February 9, 1996, by and between Charming Shoppes, Inc., and Philip Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.20).

10.2.20	Settlement Agreement and Release, dated as of April 25, 1996, by and between Charming Shoppes, Inc., and Samuel Sidewater, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.21).

10.2.21	The Charming Shoppes, Inc. Non-Employee Directors Compensation
Program, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 1997. (Exhibit 4.1).

10.2.22	The Charming Shoppes, Inc. Compensation Program for the Non-
Employee Chairman of the Board of Directors, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 1997. (Exhibit 4.2).

10.2.23	Charming Shoppes, Inc. 1998 Restricted Award Program, incorpo-
rated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.24	Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan.

10.2.25	Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan
Stock Option Agreement.

Other Exhibits

Exhibit 21 - Subsidiaries of Registrant

Exhibit 23 - Consent of independent auditors

Exhibit 27 - Financial data schedule

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consoli-dated financial statements or notes thereto.



                                   (76)

 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.

/S/ DORRIT J. BERN
-------------------------------------
By:  Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date:  April 28, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN                     /S/ ERIC M. SPECTER
-------------------------------------  ------------------------------------
Dorrit J. Bern, April 28, 1999         Eric M. Specter, April 28, 1999
Chairman of the Board                  Executive Vice President
President and Chief Executive Officer  Chief Financial Officer And Treasurer

/S/ JOHN J. SULLIVAN                   /S/ JOSEPH L. CASTLE II
-------------------------------------  ------------------------------------
John J. Sullivan, April 28, 1999       Joseph L. Castle II, April 28, 1999
Vice President, Corporate Controller   Director
Chief Accounting Officer

                                       /S/ MARVIN L. SLOMOWITZ
-------------------------------------  ------------------------------------
Alan Rosskamm,                         Marvin L. Slomowitz, April 28, 1999
Director                               Director

/S/ MARJORIE MARGOLIES-MEZVINSKY       /S/ PAMELA S. LEWIS
-------------------------------------  ------------------------------------
Marjorie Margolies-Mezvinsky           Pamela S. Lewis, April 28, 1999
April 28, 1999                         Director
Director


-------------------------------------
Kenneth S. Olshan
Director
                                    (77)