Form 10-Q
period 1999-05-01
CHARMING SHOPPES INC
filed 1999-06-15
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended May 1, 1999

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

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of May 1, 1999, was 98,230,332 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX


								       PAGE
								       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   May 1, 1999 and January 30, 1999...................................  1-2

Condensed Consolidated Statements of Operations
   Thirteen weeks ended May 1, 1999 and May 2, 1998...................    3

Condensed Consolidated Statements of Comprehensive Income (Loss)
   Thirteen weeks ended May 1, 1999 and May 2, 1998...................    4

Condensed Consolidated Statements of Cash Flows
   Thirteen weeks ended May 1, 1999 and May 2, 1998...................    5

Notes to Condensed Consolidated Financial Statements..................  6-9

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations................................10-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   19

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities........................................   20

Item 6.  Exhibits and Reports on Form 8-K.............................20-21

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)


						      May 1,    January 30,
(In thousands)                                         1999         1999
						       ----         ----
ASSETS

Current assets
Cash and cash equivalents............................$ 22,002     $ 43,789
Available-for-sale securities (including fair
  value adjustments of $25 and $19, respectively)....  68,202      100,743
Merchandise inventories.............................. 204,396      171,327
Deferred taxes.......................................  15,194       15,194
Prepayments and other................................  31,345       30,487
						     --------     --------
Total current assets................................. 341,139      361,540
						     --------     --------

Property, equipment, and leasehold improvements...... 393,307      391,152
Less: accumulated depreciation and amortization...... 243,707      236,569
						     --------     --------
Net property, equipment, and leasehold improvements.. 149,600      154,583
						     --------     --------

Available-for-sale securities (including fair
  value adjustments of $(954) and $389, respectively) 170,057      145,882

Other assets.........................................  22,803       22,644
						     --------     --------
Total assets.........................................$683,599     $684,649
						     ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements












				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)


						      May 1,    January 30,
 (In thousands)                                        1999         1999
						       ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$ 84,288     $ 61,806
Accrued expenses.....................................  85,585       84,444
Income taxes payable.................................   2,196        4,552
Accrued restructuring expenses.......................  14,146       18,448
Current portion -- long-term debt....................      16           16
						     --------     --------
Total current liabilities............................ 186,231      169,266
						     --------     --------

Deferred taxes.......................................  12,336       12,336

Long-term debt.......................................  96,140      119,475

Stockholders' equity
Common Stock $.10 par value
   Authorized -- 300,000,000 shares
   Issued -- 106,950,332 shares and
   106,830,596 shares, respectively..................  10,695       10,683
Additional paid-in capital...........................  65,312       64,924
Treasury stock at cost -- 8,720,000 shares and
   8,710,000 shares, respectively.................... (39,444)     (39,405)
Deferred employee compensation.......................  (1,225)      (1,051)
Accumulated other comprehensive income...............    (602)         267
Retained earnings.................................... 354,156      348,154
						     --------     --------
Total stockholders' equity........................... 388,892      383,572
						     --------     --------
Total liabilities and stockholders' equity...........$683,599     $684,649
						     ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements












				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						    Thirteen Weeks Ended
						     May 1,      May 2,
(In thousands except per-share amounts)               1999        1998
						      ----        ----
Net sales...........................................$258,975    $244,031
Other income........................................   3,023       4,529
						    --------    --------
Total revenue....................................... 261,998     248,560
						    --------    --------
Cost of goods sold, buying, and occupancy expenses.. 190,062     182,452
Selling, general, and administrative expenses.......  62,625      60,105
Restructuring charge................................       0      34,000
Interest expense....................................   1,973       2,621
						    --------    --------
Total expenses...................................... 254,660     279,178
						    --------    --------
Income (loss) before income taxes and
   extraordinary item...............................   7,338     (30,618)
Income tax provision (benefit)......................   2,568     (10,716)
						    --------    --------
Income (loss) before extraordinary item.............   4,770     (19,902)
Extraordinary item -- Gain on early retirement of
   debt, net of income taxes of $664................   1,232           0
						    --------    --------
Net income (loss)...................................$  6,002    $(19,902)
						    ========    ========

Income (loss) per share:
Income (loss) before extraordinary item.............   $ .05       $(.20)
Extraordinary item..................................     .01         .00
						       -----       -----
Net income (loss)...................................   $ .06       $(.20)
						       =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements
















				    (3)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
				(Unaudited)


						     Thirteen Weeks Ended
						      May 1,       May 2,
(In thousands)                                         1999         1998
						       ----         ----
Net income (loss)...................................  $6,002     $(19,902)
						      ------     --------
Other comprehensive loss:
Unrealized losses on available-for-sale
   securities, net of income tax benefit
   of $445 and $245, respectively...................    (825)        (455)
Reclassification of realized gains on
   available-for-sale securities, net of income
   tax expense of $23 and $88, respectively.........     (44)        (162)
						      ------     --------
   Total other comprehensive loss, net of taxes.....    (869)        (617)
						      ------     --------
Comprehensive income (loss).........................  $5,133     $(20,519)
						      ======     ========

[FN]
See Notes to Condensed Consolidated Financial Statements






























				    (4)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)


						     Thirteen Weeks Ended
						      May 1,       May 2,
(In thousands)                                         1999         1998
						       ----         ----
Operating activities
Net income (loss)....................................$  6,002     $(19,902)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
   Depreciation and amortization.....................   7,718        8,914
   Deferred income taxes.............................     468       (9,836)
   Write-down of capital assets due to restructuring.       0       10,000
   Gain on early retirement of debt..................  (1,896)           0
   Gain on sale of available-for-sale securities.....     (67)        (250)
   Changes in operating assets and liabilities:
      Merchandise inventories........................ (33,069)     (30,769)
      Accounts payable...............................  22,482       29,476
      Prepayments and other..........................    (976)        (989)
      Accrued expenses...............................    (954)       2,819
      Income taxes payable...........................  (2,356)      (5,790)
      Accrued restructuring expenses.................  (4,302)      24,000
						     --------     --------
Net cash (used in) provided by operating activities..  (6,950)       7,673
						     --------     --------
Investing activities
Investment in capital assets.........................  (7,311)      (7,479)
Proceeds from sales of capital assets................   7,252            5
Proceeds from sales of available-for-sale securities. 160,523      118,486
Gross purchases of available-for-sale securities.....(153,516)     (74,777)
Increase in other assets.............................    (869)      (5,707)
						     --------     --------
Net cash provided by investing activities............   6,079       30,528
						     --------     --------
Financing activities
Reduction of long-term borrowings.................... (21,051)          (4)
Purchases of treasury stock..........................     (39)      (1,800)
Proceeds from exercise of stock options..............     174          184
						     --------     --------
Net cash used in financing activities................ (20,916)      (1,620)
						     --------     --------
(Decrease) Increase in cash and cash equivalents..... (21,787)      36,581
Cash and cash equivalents, beginning of period.......  43,789       12,349
						     --------     --------
Cash and cash equivalents, end of period.............$ 22,002     $ 48,930
						     ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements





				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of May 1, 1999 and the con-densed consolidated statements of operations, comprehensive income (loss), and cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 have been prepared by the Company without audit. In the opinion of man-agement, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 1, 1999 and the results of operations and cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 30, 1999 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 1, 1999 and May 2, 1998 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

During the thirteen weeks ended May 1, 1999, stockholders' equity increased $5,320,000 as a result of net income of $6,002,000, an increase in common stock and additional paid-in capital from exercises of stock options of $56,000, and amortization of deferred compensation expense of $170,000, partially offset by net unrealized losses on available-for-sale securities of $869,000 (net of an income tax benefit of $468,000) and purchases of treasury stock of $39,000.


3.  Restructuring Charge

On March 5, 1998, the Company's Board of Directors approved a restructuring plan ("the Plan") that resulted in a pre-tax charge of $34,000,000 during the thirteen weeks ended May 2, 1998. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. During the thirteen weeks ended May 1, 1999, the Company closed 2 stores and completed the downsizing of 16 stores in connection with the Plan. To-date, 54 stores have been closed, and an additional 17 stores are scheduled for closing during the fiscal year ending January 29, 2000 ("Fiscal 2000") in connection with the Plan. In addition, 46 stores have been downsized to-date, 25 stores are scheduled for downsizing in Fiscal 2000, and approx-imately 30 stores are scheduled for downsizing thereafter.


				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



The following table summarizes accrued restructuring charges related to the Plan as of January 30, 1999 and payments charged against the accrual during the thirteen weeks ended May 1, 1999:

				      Accrued at               Accrued At
				      January 30,                May 1,
(in thousands)                           1999       Payments      1999
					 ----       --------      ----
Termination/amendment of store leases  $ 8,095       $  (800)   $ 7,295
Renovation of vacated store space....    5,534        (2,888)     2,646
Severance............................      120           (20)       100
Other costs..........................    3,429            (1)     3,428
				       -------       -------    -------
				       $17,178       $(3,709)   $13,469
				       =======       =======    =======

During the thirteen weeks ended May 1, 1999, the Company also charged $593,000 of costs related to the closing of the Company's Bensalem, Penn-sylvania distribution center against the restructuring accrual. As of May 1, 1999, the Company had accrued restructuring charges related to the clos-ing of the Bensalem facility of $677,000, which consisted primarily of severance costs.


4.  Gain on Early Retirement of Debt

During the thirteen weeks ended May 1, 1999, the Company repurchased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21,031,000. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000.


5.  Net Income (Loss) Per Share

						      Thirteen Weeks Ended
						       May 1,       May 2,
(In thousands)                                          1999         1998
							----         ----
Basic weighted average common shares outstanding.....  98,164      100,606
Dilutive effect of stock options.....................     370            0
						       ------      -------
Diluted weighted average common shares and
   equivalents outstanding...........................  98,534      100,606
						       ======      =======





				    (7)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



Options to purchase 9.5 million shares and 4.6 million shares of Common Stock at May 1, 1999 and May 2, 1998, respectively, with exercise prices in excess of the average market price of the Company's Common Stock, were excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive. Options with exercise prices below the average market price, having a dilutive effect of 0.7 million shares, were excluded from the computation of net loss per share for the thirteen weeks ended May 2, 1998 because the effect would have been antidilutive. The assumed conversion of the 7.5% Convertible Subordinated Notes due 2006 was excluded from the computation of diluted net income
(loss) per share because the effect would have been antidilutive.


6.  Shareholder Rights Plan

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



				    (8)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



7.  Impact of Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement as of the beginning of the fiscal year ending February 2, 2002. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. The statement also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. The Company currently manages a portion of its interest rate risk through the use of derivative instruments that cap a portion of the Company's interest rate risk. Management has not completed its determination of the effect that SFAS 133 will have on the Company's financial statements or financial statement disclosures.
































				    (9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements con-cerning the Company's operations, performance and financial condition. In particular, it includes forward-looking statements regarding sales perfor-mance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, and other matters.
Such forward-looking statements are subject to various risks and uncer-tainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, rapid changes in or miscalculation of fashion trends, extreme or unseasonable weather conditions, economic down-turns, a weakness in overall consumer demand, and competitive pressures. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, and in the Company's reports filed with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

						     Thirteen Weeks Ended
						      May 1,      May 2,
						       1999        1998
						       ----        ----
Net sales...........................................  100.0%      100.0%
Cost of goods sold, buying, and occupancy expenses..   73.4        74.8
Selling, general, and administrative expenses.......   24.2        24.6
Restructuring charge................................     --        13.9
Interest expense....................................    0.8         1.1
Income (loss) before income taxes and
   extraordinary item...............................    2.8       (12.5)
Income tax provision (benefit)......................    1.0        (4.4)
Gain on early retirement of debt, net of taxes......    0.5          --
Net income (loss)...................................    2.3        (8.1)







				   (10)

Thirteen Weeks Ended May 1, 1999 and May 2, 1998

Net sales for the quarter ended May 1, 1999 ("Fiscal 2000 First Quarter") were $259.0 million, a 6.1% increase from net sales of $244.0 million for the quarter ended May 2, 1998 ("Fiscal 1999 First Quarter"). The Company experienced a 5.7% increase in comparable store sales (sales generated by stores in operation during the same weeks of each period) in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter. In addition, sales from new stores (sales generated by stores in operation during the Fiscal 2000 First Quarter that were not in operation during the corresponding weeks of the Fiscal 1999 First Quarter) in the Fiscal 2000 First Quarter equaled 4.6% of Fiscal 1999 First Quarter sales. Sales for the Fiscal 1999 First Quarter which were not comparable with sales for the Fiscal 2000 First Quarter as a result of the closing of stores in Fiscal 1999 and Fiscal 2000 equaled 3.9% of Fiscal 1999 First Quarter sales. The number of retail stores decreased from 1,161 at May 2, 1998 to 1,143 at May 1, 1999. Excluding the decrease in comparable store sales of men's merchandise, comparable store sales for the Fiscal 2000 First Quarter increased 8.6% as compared to the Fiscal 1999 First Quarter. Increases in comparable store sales were achieved in sportswear, intimate apparel, accessories, girls, and coats, reflecting favorable customer response to the Company's spring merchandise offerings. During Fiscal 1999, the Company eliminated sales of men's merchandise and re-merchandised the selling space used for men's merchandise.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 1.4% in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter. Cost of goods sold as a percentage of sales in the Fiscal 2000 First Quarter was comparable to the Fiscal 1999 First Quarter. Buying and occupancy expenses expressed as a percentage of sales decreased 1.6% in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter. The decrease in buying and occupancy expenses was due primarily to cost savings from consolidation of the Company's distribution centers and a reduction in store occupancy expenses.

Selling, general, and administrative expenses expressed as a percentage of sales decreased 0.4% in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter. Selling expenses increased in amount as a re-sult of payroll costs for new stores, but were constant as a percentage of sales. General and administrative expenses were flat in amount as compared to the prior-year period. General and administrative expenses decreased as a percentage of sales in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter as a result of the leveraging effect of the in-crease in sales volume.









				   (11)

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34 million during the Fiscal 1999 First Quarter. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. During the Fiscal 2000 First Quarter, the Company closed 2 stores and completed the downsizing of 16 stores in connection with the plan. To-date, 54 stores have been closed, and an additional 17 stores are scheduled for closing during Fiscal 2000 in connection with the plan. In addition, 46 stores have been downsized to-date, 25 stores are scheduled for downsizing in Fiscal 2000, and approximately 30 stores are scheduled for downsizing thereafter.

Interest expense expressed as a percentage of sales decreased 0.3% in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter.
The decrease in interest expense is a result of the Company's repurchase of $18.6 million aggregate principal amount of its 7.5% Convertible Subordi-nated Notes due 2006 during the fiscal year ended January 30, 1999 ("Fiscal 1999") and the repurchase of an additional $23.3 million aggregate prin-cipal amount of Notes during the Fiscal 2000 First Quarter.

Other income expressed as a percentage of sales decreased 0.7% in the Fiscal 2000 First Quarter as compared to the Fiscal 1999 First Quarter.
The decrease was primarily a result of a decrease in interest income from the Company's available-for-sale securities. The Company utilized a portion of its available-for-sale securities during Fiscal 1999 and the Fiscal 2000 First Quarter to repurchase portions of the Company's conver-tible notes and common stock. In addition, average interest rates on the securities declined during the period. The decrease in other income was partially offset by the decrease in interest expense that resulted from the repurchases of the convertible notes.

The income tax provision for the Fiscal 2000 First Quarter was 35% of the Company's pre-tax income before extraordinary item, as compared to an income tax benefit of 35% of the pre-tax loss for the Fiscal 1999 First Quarter.

During the Fiscal 2000 First Quarter, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21.0 million. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agree-ments, (iii) its long-term investment portfolio and (iv) its $150 million revolving credit facility. As of May 1, 1999, the Company had working capital of $154.9 million as compared to $192.3 million at January 30, 1999. Working capital at May 1, 1999 included $22.0 million of cash and cash equivalents, compared to cash and cash equivalents of $43.8 million at

				   (12)

January 30, 1999.  The ratio of current assets to current liabilities was
1.8 to 1 at May 1, 1999 and 2.1 to 1 at January 30, 1999.

Net cash used in operating activities was $7.0 million for the Fiscal 2000 First Quarter, as compared to net cash provided by operating activities of $7.7 million for the Fiscal 1999 First Quarter. The $14.7 million decrease in cash provided by operations was primarily the result of a $9.3 million increase in the Company's investment in merchandise inventories net of accounts payable and payments of $4.3 million for accrued restructuring expenses.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facility, which expires June 1, 2000, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrow-ings, if necessary. The facility is secured by merchandise inventory, furniture and fixtures at the retail stores, and certain other Company assets. As of May 1, 1999, the availability under this facility was approximately $111.6 million, against which the Company had outstanding letters of credit of $33.0 million. There were no cash borrowings out-standing under this agreement as of May 1, 1999. The agreement requires, among other things, that the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock.

Capital expenditures of $7.3 million during the Fiscal 2000 First Quarter were primarily for the construction and fixturing of new retail stores and investments in loss-prevention equipment and systems technology. During Fiscal 2000, the Company anticipates incurring capital expenditures of approximately $37 million, which are intended primarily for construction and fixturing of new stores, remodeling and fixturing of existing retail stores, investment in management information systems technology, and expansion of the Company's Greencastle, Indiana distribution center. The Company anticipates that these capital expenditures will be financed principally through internally generated funds. The Company plans to open approximately 90 to 100 new stores during Fiscal 2000. The majority of these new store openings are expected to be in the West, Southwest, and Southeast regions of the United States. During the Fiscal 2000 First Quar-ter, the Company opened 10 new stores, relocated 5 stores, and closed 2 stores.

In connection with the Company's store restructuring plan, which was adop-ted in conjunction with the decision to eliminate men's merchandise from the Company's stores, and the consolidation of the Company's distribution centers, the Company had approximately $14.1 million of accrued, unpaid restructuring costs as of May 1, 1999. The Company expects to pay the majority of these costs within twelve months, and has included them in current liabilities. The Company anticipates that these restructuring costs will be financed principally through internally generated funds. During the Fiscal 2000 First Quarter, the Company sold one of the two buildings comprising the Bensalem, Pennsylvania distribution center, which


				   (13)
was closed in December 1998 as part of the consolidation. In addition, sale of the remainder of the Bensalem facility is under agreement. At the present time, management does not expect any change in the estimated costs for the restructuring plans.

During the Fiscal 2000 First Quarter, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21.0 million. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million. The Company also repurchased 10,000 shares of its Common Stock at a cost of $39 thousand. The Company will continue to evaluate market conditions to determine if additional Notes or shares of Common Stock will be repurchased during Fiscal 2000.

The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment port-folio, and its $150 million revolving credit facility are sufficient to support current operations.


IMPACT OF YEAR 2000

For many years, dates have been stored in computer systems with two digit rather than four digit years. The Year 2000 computer problem occurs when a computer system cannot properly recognize dates stored with two digit years beyond 1999. Calculations may inaccurately interpret a date stored in a format of "00" as the year 1900 rather than 2000, resulting in improper computations, execution of faulty logic, or outright computer system fail-ure. Systems must be remediated and tested in order to minimize the poten-tial for failure caused by the Year 2000 computer calculation.

The Company uses computer equipment and software in its retailing opera-tions to supply stores with products for sale, process customer trans-actions, including credit transactions, and to record and report their financial condition and results of operations. Since 1997, the Company has been implementing a comprehensive program to correct its computer systems, equipment, and facilities so that they will be Year 2000 compliant. The Company has also communicated with its important suppliers of merchandise and services to ensure that they are addressing their Year 2000 issues.

An Executive Oversight Committee, made up of the Company's General Counsel, Corporate Director of Human Resources, and Chief Financial Officer, over-sees the Company's overall Year 2000 initiatives. The committee is imple-menting a comprehensive Year 2000 readiness program, which has been adopted by all business units of the Company. Individual department heads have assigned resources to this program to coordinate and manage Year 2000 readiness within and among the Company's departments and to evaluate the state of Year 2000 readiness of outside vendors and suppliers. The Com-pany's Corporate Audit Department facilitates the implementation of the Year 2000 readiness program by identifying and reporting outstanding issues



				   (14)
to the committee for resolution, administering vendor compliance programs, and monitoring the progress of each business unit. The Company's Year 2000 readiness program is currently on schedule. Internal resources and outside consultants are being used to implement the Year 2000 readiness program.

The Year 2000 readiness program consists of five phases:

(a) Standardization: The development of a set of policies, guidelines, and standards to be used during the Year 2000 readiness program. Examples of these include standard date routines to be used in computer programs, stan-dard test plans to be used for testing all systems, and guidelines for migrating a tested system into the production environment. These policies, guidelines, and standards are designed to ensure that all personnel follow a consistent approach in implementing the Year 2000 readiness program.

 (b) Evaluation: The identification and evaluation of the Company's busi-ness systems so as to determine the method by which the systems will be made Year 2000 compliant. All of these systems are prioritized for atten-tion based on usage of dates, the extent to which they are critical to the Company's business, and the likelihood of failure.

(c) Remediation: The development of a remediation strategy for each sys-tem. Strategies include system replacement, remediation of existing sys-tems, and coordination with the supplying vendor to provide a version that is Year 2000 compliant.

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

Corporate Business Systems

The Company has been implementing its Year 2000 readiness program for corporate business systems since 1997. These systems include all mainframe and non-mainframe systems and software, the corporate computing infrastruc-ture and network of hardware and software, desktop equipment and software, and external and internal communication software and equipment. Third-party software, along with in-house developed systems, is included within the scope of the Company's Year 2000 readiness program. These corporate business systems are located at the Company's headquarters in Bensalem, Pennsylvania, its distribution center in Greencastle, Indiana, and its private label credit card operations in Milford, Ohio. They are also located in the Company's 1,143 stores located in 44 states, its factory operations in the Dominican Republic, and its international operations in Hong Kong, Singapore, and Shanghai.



				   (15)

The standardization and evaluation phases covering these corporate business systems have been completed. The remediation and end-to-end testing phases are currently being implemented. The remediation phase for the Company's mainframe systems is complete. The remediation phase for the Company's non-mainframe systems is approximately 95% complete and is also scheduled for completion during the second quarter of Fiscal 2000. The remediation phase of the Company's in-store systems has been completed. Comprehensive test plans have been established for each corporate business system. The end-to-end testing phase commenced during the fourth quarter of Fiscal 1999 and is scheduled for completion during the second quarter of Fiscal 2000.

The Company's private label credit card organization is monitored and reg-ulated by the office of the Comptroller of the Currency. The Comptroller has performed quarterly Year 2000 reviews of this organization since the first quarter of Fiscal 1999 and is scheduled to do so through Fiscal 2000. This organization has two separate system components, namely, internal credit systems and a third-party credit card processing system used for all primary functions of the private label credit card program. The stan-dardization, evaluation, and remediation phases have been completed for the internal credit systems.

The end-to-end testing phase commenced during the first quarter of Fiscal 2000 and is scheduled for completion during the second quarter of Fiscal 2000. The Company is regularly monitoring the progress of its third-party credit processor in achieving Year 2000 compliance. Based on information provided to the Company by that third-party processor, the standardization, evaluation, and remediation phases for the third-party credit card process-ing system have been completed. Testing of the third-party credit card processing system has commenced and is scheduled for completion during the second quarter of Fiscal 2000.

Embedded Technologies

Embedded technologies refers to any equipment or machinery that relies on a computer chip or microprocessor in order to operate. Examples include office systems, such as fax machines and photocopiers; building systems, such as elevators, lighting, security systems, and environmental control units; and business communication systems, such as data switching equipment and telephone exchange equipment. Certain microprocessors within such equipment may fail if they cannot properly recognize dates into the Year 2000.

The Company uses various technologies and computer controlled equipment in the operation of its corporate and store facilities. This equipment includes security monitoring systems; primary and back-up power supply systems; energy management systems; elevators; and office equipment. Some of this equipment may contain embedded chip technology that may be affected






				   (16)
by the Year 2000 issue. The Company has taken an inventory of all such equipment and has begun discussions with vendors who supply and/or support such technology and equipment to assess the sensitivity of these systems and equipment to the Year 2000 issue. In conjunction with the Corporate Audit Department's program of auditing vendor preparedness for Year 2000, the Company will be obtaining assurances from these vendors and, to the extent possible, testing these systems to ensure Year 2000 compliance. Private branch exchanges at the Company's Bensalem, Pennsylvania corporate facilities are Year 2000 compliant. Telecommunication software at the Company's corporate headquarters is in the process of being upgraded, with completion scheduled for the second quarter of Fiscal 2000.

Distribution Center Computer Systems

The Company's distribution center, located in Greencastle, Indiana, uses a variety of computer systems and embedded technology equipment for its day-to-day operations. Shop floor machinery, interacting with complex computer systems, monitors, processes, and controls plant processes and material movement. Automated equipment includes conveyor systems, palletizers, sor-ters, scales, and radio frequency devices. Vendors have supplied software and equipment, which have been heavily customized for the Company's distri-bution center configuration. The Company is working with appropriate distribution center system vendors to perform all necessary Year 2000 remediation and testing services. The standardization and evaluation phases covering the distribution center systems have been completed. The remediation phase is currently being implemented, and it is anticipated that the Company's vendors will deliver Year 2000 compliant systems to the Company in several stages between the first quarter of Fiscal 2000 and the third quarter of Fiscal 2000.

Vendors and Suppliers

The Company has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and will be assessing their responses to the Company's Year 2000 readiness questionnaire. Comprehen-sive mailings were made during the fourth quarter of Fiscal 1999. Questionnaires may be followed up with telephone interviews, and where necessary, audits are being performed by the Company's Corporate Audit Department. The Company cannot assure timely compliance of vendors and may be adversely affected by the failure of a significant vendor to supply merchandise or services due to Year 2000 compliance failures. Although the Company values its relationship with significant vendors, it may use an alternative vendor if it determines that a particular vendor is unlikely to be Year 2000 compliant.









				   (17)

Costs

The total cost of the Company's Year 2000 readiness program is estimated at $6.6 million, of which approximately $1.3 million is for replacement systems and the remainder is for remediation and upgrade costs. To-date, $2.9 million of Year 2000 costs have been incurred, of which $2.4 million were incurred through the end of Fiscal 1999. The Company expects to fund the estimated balance of $3.7 million for its Year 2000 readiness program from operating cash flows. The Company does not anticipate delaying any significant information technology projects as a result of the Company's Year 2000 compliance effort. Estimated future expenditures are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Year 2000 Risk Assessment and Year 2000 Contingency Planning

The Company is a retailer of women's apparel, and does not rely on a single customer for any significant amount of sales. The Company does not sell products which use computer systems, embedded chip technology, or other devices that may be sensitive to dates.

If the Company does not complete a significant portion of its Year 2000 readiness program in a timely fashion, its financial condition could be materially adversely impacted. However, management does not consider the possibility of such an occurrence to be likely at the present time. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communications to the stores, loss of utilities, and the inability to process customer transactions or engage in normal business activity. The Company is in the process of developing a Year 2000 contingency plan, which is scheduled for completion during the third quarter of Fiscal 2000. Despite such contingency plans, the Company may be adversely affected by the failure of significant third-party vendors to become Year 2000 compliant.

Projected completion dates and the estimated costs of the Company's Year 2000 readiness program are based on management's best estimates for future events and are forward-looking statements that may be updated as additional information becomes available. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated. Such risks and uncertainties may include, but are not limited to, the ability of the Company, its critical vendors, and service providers to complete Year 2000 compliance remediation in a timely fashion, the ability to identify and correct all relevant com-puter codes and embedded chips, delay in the rendition of remediation services provided by third parties, and disruptions to operations as a result of Year 2000 compliance issues. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the disclosures in "Part I, Item 1 -- Business: Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.


				   (18)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may be exposed to fluctuations in interest rates to the extent that a portion of the investor certificates sold under its credit card securitization program are floating-rate instruments. The Company regu-larly monitors interest rate fluctuations and business implications sur-rounding interest rate changes, and manages interest rate risk through the use of derivative instruments.

As of May 1, 1999, the Company had rate exposure to floating-rate instru-ments representing approximately $214 million, or 81% of all securitized assets under the program. The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. The effect on the Company's results of operations of a one percentage point change in short-term inter-est rates by the end of Fiscal 2000 would not be material.





































				   (19)

			PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

(a) and (b)

The information included under the caption "6. Shareholder Rights Plan," included in "PART I. FINANCIAL INFORMATION: Notes to Condensed Consoli-dated Financial Statements (Unaudited)" on page 6 of this report is incorporated herein by reference.

(c)  Recent Sales of Unregistered Securities

During the quarter ended May 1, 1999, the Company issued 5,500 shares of its Common Stock, $.10 par value. The shares were issued on February 10, 1999 to employees of the Company under the terms of the Company's Restrict-ed Stock Award Plan for Associates. No cash consideration was received for the shares, which were issued as bonus awards to the employees. The aggre-gate fair market value of the shares on the dates of issue was $19,937.50.

The issuance and delivery of the 5,500 shares of Common Stock under the Restricted Stock Award Plan for Associates need not be registered under the Securities Act of 1933, as amended (the "1933 Act"), because they were bonus grants of Restricted Stock under an employee benefit plan. There-fore, the issuance of the shares did not involve an "offer" or "sale" of securities under Section 2(3) of the 1933 Act.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 3.2)

4 Rights Agreement, dated as of April 26, 1999, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 8-K of the Registrant, filed April 28, 1999. (Exhibit 4)


				   (20)

27   Financial Data Schedule.

(b)  Reports on Form 8-K

On April 28, 1999, the Company filed a report on Form 8-K dated April 26, 1999. The 8-K was filed to report the adoption of a Shareholder Rights Plan (which replaced the existing Shareholder Rights Plan expiring on April 26, 1999) and the declaration by the Company's Board of Directors of a dividend distribution of one Right for each outstanding share of the Company's Common Stock, payable April 26, 1999 to shareholders of record as of April 12, 1999 pursuant to that Shareholder Rights Plan. The infor-mation included under the caption "6. Shareholder Rights Plan," included in "PART I. FINANCIAL INFORMATION: Notes to Condensed Consolidated Finan-cial Statements (Unaudited)" on page 6 of this report is incorporated herein by reference.


































				   (21)

				SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   June 11, 1999              DORRIT J. BERN
	-------------              -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   June 11, 1999              ERIC M. SPECTER
	-------------              -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer



























				   (22)