Form 10-Q
period 1999-07-31
CHARMING SHOPPES INC
filed 1999-09-14
CIK 19353

			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				FORM 10-Q


	   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended July 31, 1999

				    or

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

			      YES (X) NO ( )

The number of shares outstanding of the issuer's Common Stock, as of July 31, 1999, was 98,429,735 shares.

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES

				   INDEX


								       PAGE
								       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   July 31, 1999 and January 30, 1999.................................  1-2

Condensed Consolidated Statements of Operations
   Thirteen weeks ended July 31, 1999 and August 1, 1998..............    3

Condensed Consolidated Statements of Operations
   Twenty-six weeks ended July 31, 1999 and August 1, 1998............    4

Condensed Consolidated Statements of Comprehensive Income (Loss)
   Twenty-six weeks ended July 31, 1999 and August 1, 1998............    5

Condensed Consolidated Statements of Cash Flows
   Twenty-six weeks ended July 31, 1999 and August 1, 1998............    6

Notes to Condensed Consolidated Financial Statements.................. 7-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations................................12-23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   24

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..........   25

Item 6.  Exhibits and Reports on Form 8-K.............................25-26

		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
				(Unaudited)


						     July 31,   January 30,
(In thousands)                                         1999        1999
						       ----         ----
ASSETS

Current assets
Cash and cash equivalents............................$ 29,006    $ 43,789
Available-for-sale securities (including fair value
  adjustments of $0 and $19, respectively)...........  38,251     100,743
Merchandise inventories.............................. 197,490     171,327
Deferred taxes.......................................  15,194      15,194
Prepayments and other................................  35,045      30,487
						     --------     --------
Total current assets................................. 314,986     361,540
						     --------    --------

Property, equipment, and leasehold improvements...... 399,024     391,152
Less: accumulated depreciation and amortization...... 250,850     236,569
						     --------    --------
Net property, equipment, and leasehold improvements.. 148,174     154,583
						     --------    --------

Available-for-sale securities (including fair value
  adjustments of $(3,635) and $389, respectively).... 239,005     145,882

Other assets.........................................  27,875      22,644
						     --------    --------
Total assets.........................................$730,040    $684,649
						     ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements













				    (1)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			       (Unaudited)


						     July 31,   January 30,
 (In thousands)                                        1999        1999
						       ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable.....................................$ 89,694    $ 61,806
Accrued expenses.....................................  98,999      84,444
Income taxes payable.................................  12,419       4,552
Accrued restructuring expenses.......................  10,576      18,448
Current portion -- long-term debt....................      16          16
						     --------    --------
Total current liabilities............................ 211,704     169,266
						     --------    --------

Deferred taxes.......................................  12,336      12,336

Long-term debt.......................................  96,140     119,475

Stockholders' equity
Common Stock $.10 par value
   Authorized -- 300,000,000 shares
   Issued -- 107,149,735 shares and
   106,830,596 shares, respectively..................  10,715      10,683
Additional paid-in capital...........................  66,026      64,924
Treasury stock at cost -- 8,720,000 shares and
   8,710,000 shares, respectively.................... (39,444)    (39,405)
Deferred employee compensation.......................  (1,477)     (1,051)
Accumulated other comprehensive income (loss)........  (2,341)        267
Retained earnings.................................... 376,381     348,154
						     --------    --------
Total stockholders' equity........................... 409,860     383,572
						     --------    --------
Total liabilities and stockholders' equity...........$730,040    $684,649
						     ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements













				    (2)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						    Thirteen Weeks Ended
						    July 31,    August 1,
(In thousands except per-share amounts)               1999        1998
						      ----        ----
Net sales...........................................$311,743    $279,158
Other income........................................   2,574       3,792
						    --------    --------
Total revenue....................................... 314,317     282,950
						    --------    --------
Cost of goods sold, buying, and occupancy expenses.. 214,772     205,445
Selling, general, and administrative expenses.......  66,362      60,536
Restructuring credit................................  (2,834)          0
Interest expense....................................   1,824       2,619
						    --------    --------
Total expenses...................................... 280,124     268,600
						    --------    --------
Income before income taxes..........................  34,193      14,350
Income tax provision................................  11,968       5,022
						    --------    --------
Net income..........................................$ 22,225    $  9,328
						    ========    ========

Basic net income per share..........................   $ .23       $ .09
						       =====       =====

Diluted net income per share........................   $ .21       $ .09
						       =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements























				    (3)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)


						   Twenty-six Weeks Ended
						    July 31,    August 1,
(In thousands except per-share amounts)               1999        1998
						      ----        ----
Net sales...........................................$570,718    $523,189
Other income........................................   5,597       8,321
						    --------    --------
Total revenue....................................... 576,315     531,510
						    --------    --------
Cost of goods sold, buying, and occupancy expenses.. 404,834     387,897
Selling, general, and administrative expenses....... 128,987     120,641
Restructuring charge (credit).......................  (2,834)     34,000
Interest expense....................................   3,797       5,240
						    --------    --------
Total expenses...................................... 534,784     547,778
						    --------    --------
Income (loss) before income taxes and
   Extraordinary item...............................  41,531     (16,268)
Income tax provision (benefit)......................  14,536      (5,694)
						    --------    --------
Income (loss) before extraordinary item.............  26,995     (10,574)
Extraordinary item -- Gain on early retirement of
   Debt, net of income taxes of $664................   1,232           0
						    --------    --------
Net income (loss)...................................$ 28,227    $(10,574)
						    ========    ========

Basic income (loss) per share:
Before extraordinary item...........................   $ .28       $(.11)
Extraordinary item..................................     .01         .00
						       =====       =====
Net income (loss)...................................   $ .29       $(.11)
						       =====       =====

Diluted income (loss) per share:
Before extraordinary item...........................   $ .26       $(.11)
Extraordinary item..................................     .01         .00
						       =====       =====
Net income (loss)...................................   $ .27       $(.11)
						       =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements











				    (4)

		  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
				(Unaudited)


						    Twenty-six Weeks Ended
						     July 31,    August 1,
(In thousands)                                         1999        1998
						       ----         ----
Net income (loss)................................... $28,227     $(10,574)
						     -------     --------
Other comprehensive loss:
Unrealized losses on available-for-sale
   securities, net of income tax benefit
   of $1,798 and $221, respectively.................  (3,282)        (411)
Reclassification of realized losses (gains)
   on available-for-sale securities, net of
   income tax (benefit) expense of $(363) and
   $74, respectively................................     674         (139)
						     -------     --------
   Total other comprehensive loss, net of taxes.....  (2,608)        (550)
						     -------     --------
Comprehensive income (loss)......................... $25,619     $(11,124)
						     =======     ========

[FN]
See Notes to Condensed Consolidated Financial Statements





























				    (5)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Unaudited)


						    Twenty-six Weeks Ended
						     July 31,    August 1,
(In thousands)                                         1999        1998
						       ----        ----
Operating activities
Net income (loss)....................................$ 28,227    $(10,574)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization.....................  15,465      17,431
   Deferred income taxes.............................   1,404      (5,381)
   Write-down of capital assets due to restructuring.       0      10,000
   Gain from disposition of capital assets...........  (3,010)        (45)
   Gain on early retirement of debt..................  (1,896)          0
   Loss (gain) on sale of available-for-sale
      securities.....................................   1,037        (213)
   Changes in operating assets and liabilities:
      Merchandise inventories........................ (26,163)    (19,206)
      Accounts payable...............................  27,888      29,148
      Prepayments and other..........................  (4,626)       (947)
      Accrued expenses...............................  14,555      (1,753)
      Income taxes payable...........................   7,867      (6,123)
      Accrued restructuring expenses.................  (7,872)     22,839
						     --------    --------
Net cash provided by operating activities............  52,876      35,176
						     --------    --------
Investing activities
Investment in capital assets......................... (14,483)    (14,185)
Proceeds from sales of capital assets................   9,454          51
Proceeds from sales of available-for-sale securities. 309,040     248,434
Gross purchases of available-for-sale securities.....(344,855)   (219,813)
Increase in other assets.............................  (6,163)     (8,521)
						     --------    --------
Net cash (used in) provided by investing activities.. (47,007)      5,966
						     --------    --------
Financing activities
Reduction of long-term borrowings.................... (21,051)     (3,004)
Purchases of treasury stock..........................     (39)     (3,780)
Proceeds from exercise of stock options..............     438         467
						     --------    --------
Net cash used in financing activities................ (20,652)     (6,317)
						     --------    --------
(Decrease) Increase in cash and cash equivalents..... (14,783)     34,825
Cash and cash equivalents, beginning of period.......  43,789      12,349
						     --------    --------
Cash and cash equivalents, end of period.............$ 29,006    $ 47,174
						     ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements



				    (6)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of July 31, 1999 and the con-densed consolidated statements of operations, comprehensive income (loss), and cash flows for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 1999 and the results of operations and cash flows for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 30, 1999 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 are not necessarily indicative of operating results for the full fiscal year.


2.  Stockholders' Equity

During the twenty-six weeks ended July 31, 1999, stockholders' equity in-creased $26,288,000. Stockholders' equity increased as the result of net income of $28,227,000, payments of exercise price for stock options in the amount of $369,000, and amortization of deferred compensation expense of $339,000. These increases were partially offset by net unrealized losses on available-for-sale securities of $2,608,000 (net of an income tax benefit of $1,435,000) and purchases of treasury stock of $39,000.


3.  Restructuring Charge (Credit)

In December 1998, the Company consolidated its distribution center oper-ations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20,246,000 during the fourth quarter of the fiscal year ended January 30, 1999. The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities to a net realizable value of $5,662,000, based on an independent appraisal. The restructuring charge also included estimated severance costs of $1,556,000 and other estimated non-recurring costs of $721,000 relating to the closure.



				    (7)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



During the thirteen weeks ended July 31, 1999, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2,834,000 for the thirteen weeks ended July 31, 1999. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility. During the twenty-six weeks ended July 31, 1999, the Company charged $991,000 of costs against the distribution center restructuring accrual. At July 31, 1999, the Company had remaining accrued restructuring charges of $750,000 relat-ing to the closing of the Bensalem facility.

On March 5, 1998, the Company's Board of Directors approved a restructuring plan ("the Plan") in conjunction with its decision to eliminate men's merchandise from the Company's stores. The Plan resulted in a pre-tax restructuring charge of $34,000,000 during the twenty-six weeks ended August 1, 1998. During the thirteen weeks ended July 31, 1999, the Company closed 5 stores and completed the downsizing of 2 stores in connection with the Plan. To-date, 59 stores have been closed, and 12 additional stores are scheduled for closing during the fiscal year ending January 29, 2000 ("Fiscal 2000") in connection with the Plan. In addition, 48 stores have been downsized to-date, 25 stores are scheduled for downsizing in Fiscal 2000, and approximately 35 stores are scheduled for downsizing thereafter.

The following table summarizes accrued restructuring charges related to the Plan as of January 30, 1999 and payments charged against the accrual during the twenty-six weeks ended July 31, 1999:

				      Accrued at               Accrued At
				      January 30,               July 31,
(in thousands)                           1999       Payments      1999
					 ----       --------      ----
Termination/amendment of store leases  $ 8,095       $(1,679)    $6,416
Renovation of vacated store space....    5,534        (3,177)     2,357
Severance............................      120           (20)       100
Other costs..........................    3,429        (2,476)       953
				       -------       -------     ------
				       $17,178       $(7,352)    $9,826
				       =======       =======     ======










				    (8)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



4.  Gain on Early Retirement of Debt

During the first quarter of the current fiscal year, the Company repur-chased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21,031,000. The notes had an aggregate carrying value of $22,927,000 as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000.


5.  Net Income (Loss) Per Share

			      Thirteen Weeks Ended   Twenty-six Weeks Ended
			       July 31,  August 1,    July 31,    August 1,
(In thousands)                   1999      1998         1999        1998
				 ----      ----         ----        ----
Basic weighted average
   common shares outstanding..  98,309    100,390      98,237      100,498
Dilutive effect of
   stock options..............   1,496      1,089         933            0
Dilutive effect of
   convertible notes..........  12,875     18,499      16,000            0
			       -------    -------     -------      -------
Diluted weighted average
   common shares and
   equivalents outstanding.... 112,680    119,978     115,170      100,498
			       =======    =======     =======      =======

Net income (loss)............. $22,225    $ 9,328     $28,227     $(10,574)
Decrease in interest expense
   from assumed conversion of
   notes, net of income taxes.   1,184      1,682       2,439            0
			       -------    -------     -------     --------
Net income (loss) used to
   determine diluted earnings
   per share.................. $23,409    $11,010     $30,666     $(10,574)
			       =======    =======     =======     ========












				    (9)

		 CHARMING SHOPPES, INC. AND SUBSIDIARIES
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)



Options to purchase 2.9 million shares and 3.4 million shares of Common Stock at July 31, 1999 and August 1, 1998, respectively, with exercise prices in excess of the average market price of the Company's Common Stock, were excluded from the computation of diluted net income per share because the effect would have been antidilutive. Options with exercise prices below the average market price, having a dilutive effect of 0.9 million shares, were excluded from the computation of net loss per share for the twenty-six weeks ended August 1, 1998 because the effect would have been antidilutive. The assumed conversion of the Company's 7.5% Convertible Subordinated Notes due 2006 was excluded from the computation of diluted net loss per share for the twenty-six weeks ended August 1, 1998 because the effect would have been antidilutive.


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


				    (10)

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


8.  Subsequent Event

On July 15, 1999, the Company announced an agreement for the purchase of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $10 million. Modern Woman operates a chain of 137 retail apparel stores in 25 states, specializing in large-size women's apparel. Completion of the acquisition occurred on August 2, 1999. The acquisition will be accounted for as a purchase, and the Company's prior-period results will not be restated. The Company has not completed the allocation of the purchase price to the net assets acquired. However, the Company antici-pates that the fair value of the net assets acquired will exceed the purchase price. The acquisition was financed through the use of internally-generated funds.

















				    (11)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements con-cerning the Company's operations, performance and financial condition. In particular, it includes forward-looking statements regarding sales perfor-mance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, and other matters.
Such forward-looking statements are subject to various risks and uncer-tainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping or increased costs of transportation, (v) competitive pressures, and (vi) disruptions to operations as a result of Year 2000 compliance issues. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, and in the Company's reports filed with the Securities and Exchange Commission from time to time.























				    (12)

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

			      Thirteen Weeks Ended   Twenty-six Weeks Ended
			       July 31,  August 1,    July 31,    August 1,
				 1999      1998         1999        1998
				 ----      ----         ----        ----
Net sales...................... 100.0%    100.0%       100.0%      100.0%
Cost of goods sold, buying,
   and occupancy expenses......  68.9      73.6         70.9        74.1
Selling, general, and
   administrative expenses.....  21.3      21.7         22.6        23.1
Restructuring
   charge (credit).............  (0.9)       --         (0.5)        6.5
Interest expense...............   0.6       0.9          0.7         1.0
Income (loss) before income
   taxes and extraordinary item  10.9       5.1          7.3        (3.1)
Income tax provision (benefit).   3.8       1.8          2.5        (1.1)
Gain on early retirement
   of debt, net of taxes.......    --        --          0.2          --
Net income (loss)..............   7.1       3.3          5.0        (2.0)


Thirteen Weeks Ended July 31, 1999 and August 1, 1998

Net sales for the quarter ended July 31, 1999 ("Fiscal 2000 Second Quar-ter") were $311.7 million, an 11.7% increase from net sales of $279.2 mil-lion for the quarter ended August 1, 1998 ("Fiscal 1999 Second Quarter"). Comparable store sales (sales generated by stores in operation during the same weeks of each period) increased 11.4% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter. In addition, sales from new stores (sales generated by stores in operation during the Fiscal 2000 Second Quarter that were not in operation during the corresponding weeks of the Fiscal 1999 Second Quarter) in the Fiscal 2000 Second Quarter equaled 4.1% of Fiscal 1999 Second Quarter sales. Sales for the Fiscal 1999 Second Quarter which were not comparable with sales for the Fiscal 2000 Second Quarter as a result of the closing of stores in Fiscal 1999 and Fiscal 2000 equaled 3.5% of Fiscal 1999 Second Quarter sales. The number of retail stores decreased from 1,158 at August 1, 1998 to 1,145 at July 31, 1999. Increases in comparable store sales were achieved in sportswear, intimate apparel, accessories, and girls, reflecting favorable customer response to the Company's summer and transitional fall merchandise offerings. During the fiscal year ended January 30, 1999 ("Fiscal 1999"), the Company eliminated sales of men's merchandise and re-merchandised the selling space used for men's merchandise.






				    (13)

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 4.7% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter. Cost of goods sold as a percentage of sales decreased 3.0% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter. The improvement in merchandise margins was primarily a result of reduced levels of markdowns and store-wide promo-tions. Merchandise margins also benefited from improved shrinkage rates and improved results in sourcing operations. Buying and occupancy expenses expressed as a percentage of sales decreased 1.7% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter. The decrease in buying and occupancy expenses as a percentage of sales was due primarily to the leveraging effect of the increase in sales volume. The Company also benefited from cost savings as a result of the consolidation of the Com-pany's distribution centers and a reduction in store occupancy expenses.

Selling, general, and administrative expenses expressed as a percentage of sales decreased 0.4% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter, primarily as a result of the leveraging effect of the increase in sales volume. Selling expenses increased in amount primarily as a result of increases in payroll costs, store incentive programs, and advertising, but were constant as a percentage of sales. General and administrative expenses increased slightly in amount as com-pared to the prior-year period, but decreased as a percentage of sales.

In December 1998, the Company consolidated its distribution center oper-ations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20.2 million during the fourth quarter of Fiscal 1999. During the Fiscal 2000 Second Quarter, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Com-pany recognized a pre-tax restructuring credit of $2.8 million for the Fiscal 2000 Second Quarter. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

Interest expense expressed as a percentage of sales decreased 0.3% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter. The decrease in interest expense is a result of the Company's repurchase of $42.0 million aggregate principal amount of its 7.5% Convertible Subordi-nated Notes due 2006 during Fiscal 1999 and the quarter ended May 1, 1999 ("Fiscal 2000 First Quarter").

Other income expressed as a percentage of sales decreased 0.6% in the Fiscal 2000 Second Quarter as compared to the Fiscal 1999 Second Quarter. The decrease was primarily a result of net realized losses from the sale of available-for-sale securities during the Fiscal 2000 Second Quarter.

The income tax provision for the Fiscal 2000 Second Quarter was 35% of the Company's pre-tax income, as compared to an income tax benefit of 35% of the pre-tax loss for the Fiscal 1999 Second Quarter.



				    (14)

Twenty-six Weeks Ended July 31, 1999 and August 1, 1998

Net sales for the first half of the fiscal year ended January 29, 2000 ("Fiscal 2000") were $570.7 million, a 9.1% increase from net sales of $523.2 million for the first half of Fiscal 1999. Comparable store sales increased 8.7% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999. In addition, sales from new stores for the first half of Fiscal 2000 equaled 4.3% of sales for the first half of Fiscal 1999. Sales for the first half of Fiscal 1999 for stores closed during Fiscal 1999 and Fiscal 2000 equaled 3.7% of Fiscal 1999 first half sales. Increases in comparable store sales were achieved in sportswear, intimate apparel, accessories, and girls, as favorable customer response to the Company's spring merchandise offerings in the beginning of the year carried over to the Company's summer and transitional fall merchandise offerings. During Fiscal 1999, the Company eliminated sales of men's merchandise and re-merchandised the selling space used for men's merchandise.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales decreased 3.2% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999. Cost of goods sold as a percentage of sales decreased 1.5% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999. The improvement in merchandise margins was primarily a result of the reduced levels of markdowns and store-wide promotions dur-ing the current thirteen-week period. Merchandise margins also benefited from improved shrinkage rates and improved results in sourcing operations. Buying and occupancy expenses expressed as a percentage of sales decreased 1.5% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999. The decrease in buying and occupancy expenses as a percentage of sales was due primarily to the leveraging effect of the increase in sales volume. The Company also benefited from cost savings as a result of consolidation of the Company's distribution centers and a reduction in store occupancy expenses.

Selling, general, and administrative expenses expressed as a percentage of sales decreased 0.5% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999, primarily as a result of the leveraging effect of the increase in sales volume. Selling expenses increased in amount primarily as a result of increases in payroll costs, store incentive programs, and advertising, but were relatively constant as a percentage of sales. General and administrative expenses increased slightly in amount as compared to the prior-year period, but decreased as a percentage of sales.

In December 1998, the Company consolidated its distribution center oper-ations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20.2 million during the fourth quarter of Fiscal 1999. During the first half of Fiscal 2000, the Company completed the sale of the Bensalem facility and revised its estimate of costs relat-ing to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2.8 million in the first half of Fiscal 2000. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

				    (15)

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34.0 million during the first half of Fiscal 1999. The plan was approved in conjunction with the deci-sion to eliminate men's merchandise from the Company's stores. During the first half of Fiscal 2000, the Company closed 7 stores and completed the downsizing of 18 stores in connection with the plan. To-date, 59 stores have been closed, and 12 additional stores are scheduled for closing in connection with the plan during the remainder of Fiscal 2000. In addition, 48 stores have been downsized to-date, 25 stores are scheduled for down-sizing during the remainder of Fiscal 2000, and approximately 35 stores are scheduled for downsizing thereafter.

Interest expense expressed as a percentage of sales decreased 0.3% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999.
The decrease in interest expense is a result of the Company's repurchase of $42.0 million aggregate principal amount of its 7.5% Convertible Subordi-nated Notes due 2006 during Fiscal 1999 and the Fiscal 2000 First Quarter.

Other income expressed as a percentage of sales decreased 0.7% in the first half of Fiscal 2000 as compared to the first half of Fiscal 1999. The decrease was primarily a result of a decrease in interest income from the Company's available-for-sale securities during the Fiscal 2000 First Quar-ter and realized losses from the Company's available-for-sale securities during the Fiscal 2000 Second Quarter. The Company utilized proceeds from the sale of a portion of its available-for-sale securities during Fiscal 1999 and the Fiscal 2000 First Quarter to repurchase portions of the Com-pany's convertible notes and common stock. In addition, average interest rates on the securities declined during the period. The decrease in other income was partially offset by the decrease in interest expense that resulted from the repurchases of the convertible notes.

The income tax provision for the first half of Fiscal 2000 was 35% of the Company's pre-tax income before extraordinary items, as compared to an income tax benefit of 35% of the pre-tax loss for the first half of Fiscal 1999.

During the Fiscal 2000 First Quarter, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21.0 million. The notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agree-ments, (iii) its long-term investment portfolio and (iv) its $150 million revolving credit facility. As of July 31, 1999, the Company had working capital of $103.3 million as compared to $192.3 million at January 30,
1999.   Working capital at July 31, 1999 included $29.0 million of cash and

				    (16)
cash equivalents, compared to cash and cash equivalents of $43.8 million at January 30, 1999. The ratio of current assets to current liabilities was
1.5 to 1 at July 31, 1999 and 2.1 to 1 at January 30, 1999. The primary reason for the decrease in working capital and the current ratio is a change in the mix of investments in available-for-sale securities from short-term maturities to long-term maturities. Short-term investments decreased by $62.4 million from January 30, 1999 to July 31, 1999, while long-term investments increased by $93.1 million during the same period.

Net cash provided by operating activities was $52.9 million for the first half of Fiscal 2000, as compared to net cash provided by operating activities of $35.2 million for the first half of Fiscal 1999. The $17.7 million increase in cash provided by operations was primarily the result of the year-over-year improvement in the Company's operating income.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facility, which expires June 1, 2000, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrow-ings, if necessary. The facility is secured by merchandise inventory, furniture and fixtures at the retail stores, and certain other Company assets. As of July 31, 1999, the availability under this facility was approximately $113.5 million, against which the Company had outstanding letters of credit of $44.5 million. There were no cash borrowings out-standing under this agreement as of July 31, 1999. The agreement requires, among other things, that the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock.

Capital expenditures of $14.5 million during the first half of Fiscal 2000 were primarily for the construction, remodeling, and fixturing of new and existing retail stores, loss-prevention equipment, systems technology, and expansion of the Company's Greencastle, Indiana distribution center.
During Fiscal 2000, the Company anticipates incurring capital expenditures of approximately $37 million, which are intended primarily for construc-tion, remodeling, and fixturing of new and existing stores, investment in management information systems technology, and expansion of the Company's Greencastle, Indiana distribution center. The Company anticipates that these capital expenditures will be financed principally through internally generated funds. The Company plans to open approximately 80 new stores and relocate 16 stores during Fiscal 2000. The majority of the new store openings are expected to be in the West, Southwest, and Southeast regions of the United States. During the first half of Fiscal 2000, the Company opened 15 new stores, relocated 6 stores, and closed 5 stores.









				    (17)

In connection with the Company's store restructuring plan, which was adop-ted in conjunction with the decision to eliminate men's merchandise from the Company's stores, and the consolidation of the Company's distribution centers, the Company had approximately $10.6 million of accrued, unpaid restructuring costs as of July 31, 1999. The Company expects to pay the majority of these costs within twelve months, and has included them in current liabilities. The Company anticipates that these restructuring costs will be financed principally through internally generated funds. At the present time, management does not expect any further change in the estimated costs for the restructuring plans.

During the first half of Fiscal 2000, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 ("Notes") at a total cost of $21.0 million. As of July 31, 1999, the Company has repurchased a total of $42.0 million aggregate principal amount of Notes at a total cost of $38.8 million. The Company will continue to evaluate market conditions to determine if additional Notes will be repur-chased.

The Company's Board of Directors has approved the repurchase of up to 20 million shares of the Company's Common Stock. During the first half of Fiscal 2000, the Company repurchased 10,000 shares of its Common Stock at a cost of $39.0 thousand. As of July 31, 1999, the Company has repurchased a total of 8.7 million shares at a total cost of $39.4 million. The Company will continue to evaluate market conditions to determine if additional shares of Common Stock will be repurchased.

The Company maintains a trust to which it transfers, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust, has entered into various securitization agreements whereby it can sell, on a revolving basis, inter-ests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the party with whom the trust has entered into the securiti-zation agreement. During the thirteen weeks ended July 31, 1999, the Company, through the trust, completed an offering of $150 million of asset-backed certificates with a five-year term to replace its five-year facility that matured in April 1999. Charming Shoppes Receivables Corp., a wholly-owned indirect subsidiary of the Company, is a special purpose corporation. Its assets, comprising $32.9 million of the Charming Shoppes Master Trust Certificates, will be available first and foremost to satisfy the claims of its creditors, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance. These securiti-zation agreements improve the overall liquidity of the Company and lessen the effect of interest rate volatility by providing short-term sources of funding. Additional information regarding the Company's asset securitiza-tion program is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

				    (18)

On July 15, 1999, the Company announced an agreement for the purchase of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $10.0 million. Modern Woman operates a chain of 137 retail apparel stores in 25 states, specializing in large-size women's apparel. Completion of the acquisition occurred on August 2, 1999. The acquisition will be accounted for as a purchase, and the Company's prior-period results will not be restated. The Company has not completed the allocation of the purchase price to the net assets acquired. However, the Company antici-pates that the fair value of the net assets acquired will exceed the purchase price. The acquisition was financed through the use of internally-generated funds.

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

The Company uses computer equipment and software in its retailing opera-tions to supply stores with products for sale, process customer trans-actions, including credit transactions, and to record and report its financial condition and results of operations. Since 1997, the Company has been implementing a comprehensive program to correct its computer systems, equipment, and facilities so that they will be Year 2000 compliant. The Company has also communicated with its important suppliers of merchandise and services to ensure that they are addressing their Year 2000 issues.

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

				    (19)

The Year 2000 readiness program consists of five phases, as follows:

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

Corporate Business Systems

The Company has been implementing its Year 2000 readiness program for corporate business systems since 1997. These systems include all mainframe and non-mainframe systems and software, the corporate computing infrastruc-ture and network of hardware and software, desktop equipment and software, and external and internal communication software and equipment. Third-party software, along with in-house developed systems, is included within the scope of the Company's Year 2000 readiness program. These corporate business systems are located at the Company's headquarters in Bensalem, Pennsylvania, its distribution center in Greencastle, Indiana, and its pri-vate label credit card operations in Milford, Ohio. They are also located in the Company's 1,145 stores located in 44 states, its factory operations in the Dominican Republic, and its international operations in Hong Kong, Singapore, and Shanghai.








				    (20)

The standardization, evaluation, and remediation phases covering these corporate business systems have been completed. The end-to-end testing phases are currently being implemented. The remediation phase for the Company's mainframe systems is complete. The remediation phase for the Company's non-mainframe systems is approximately 97% complete and will be completed in the third quarter of Fiscal 2000. The remediation phase of the Company's in-store systems has been completed. Comprehensive test plans have been established for each corporate business system. The end-to-end testing phase commenced during the fourth quarter of Fiscal 1999 and is now complete. Segmented tests are being conducted through the third quarter of Fiscal 2000.

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

The end-to-end testing phase of internal credit systems commenced during the first quarter of Fiscal 2000 and was completed during the second quarter of Fiscal 2000. The Company is regularly monitoring the progress of its third-party credit processor in achieving Year 2000 compliance. Based on information provided to the Company by that third-party processor, the standardization, evaluation, and remediation phases for the third-party credit card processing system have been completed. Testing of the third-party credit card processing system has commenced, and a majority of the testing was completed during the second quarter of Fiscal 2000. The remainder of this system testing is scheduled for completion during the third quarter of Fiscal 2000.

Embedded Technologies

"Embedded technologies" refers to any equipment or machinery that relies on a computer chip or microprocessor in order to operate. Examples include office systems, such as fax machines and photocopiers; building systems, such as elevators, lighting, security systems, and environmental control units; and business communication systems, such as data switching equipment and telephone exchange equipment. Certain microprocessors within such equipment may fail if they cannot properly recognize dates into the Year 2000.

The Company uses various technologies and computer controlled equipment in the operation of its corporate and store facilities. This equipment includes security monitoring systems; primary and back-up power supply systems; energy management systems; elevators; and office equipment. Some of this equipment may contain embedded chip technology that may be affected



				    (21)
by the Year 2000 issue. The Company has taken an inventory of all such equipment and has been having discussions with vendors who supply and/or support such technology and equipment to assess the sensitivity of these systems and equipment to the Year 2000 issue. In conjunction with the Corporate Audit Department's program of auditing vendor preparedness for Year 2000, the Company will be obtaining assurances from these vendors and, to the extent possible, testing these systems to ensure Year 2000 com-pliance. Private branch exchanges at the Company's Bensalem, Pennsylvania corporate facilities are Year 2000 compliant. Telecommunication software at the Company's corporate headquarters is in the process of being up-graded, with completion scheduled for the third quarter of Fiscal 2000.

Distribution Center Computer Systems

The Company's distribution center, located in Greencastle, Indiana, uses a variety of computer systems and embedded technology equipment for its day-to-day operations. Shop floor machinery, interacting with complex computer systems, monitors, processes, and controls plant processes and material movement. Automated equipment includes conveyor systems, palletizers, sor-ters, scales, and radio frequency devices. Vendors have supplied software and equipment that have been heavily customized for the Company's distri-bution center configuration. The Company is working with appropriate distribution center system vendors to perform all necessary Year 2000 remediation and testing services. The standardization and evaluation phases covering the distribution center systems have been completed. The remediation phase is currently being implemented, and it is anticipated that the Company's vendors will deliver Year 2000 compliant systems to the Company in several stages between the first quarter of Fiscal 2000 and the third quarter of Fiscal 2000.

Vendors and Suppliers

The Company has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and has been assessing their responses to the Company's Year 2000 readiness questionnaire. Comprehensive mailings were made during the fourth quarter of Fiscal 1999. Questionnaires may be followed up with telephone interviews, and where necessary, audits are being performed by the Company's Corporate Audit Department. The Company cannot assure timely compliance of vendors and may be adversely affected by the failure of a significant vendor to supply merchandise or services due to Year 2000 compliance failures. Although the Company values its relationship with significant vendors, it may use an alternative vendor if it determines that a particular vendor is unlikely to be Year 2000 compliant.








				    (22)

Costs

The total cost of the Company's Year 2000 readiness program is estimated at $6.6 million, of which approximately $1.3 million is for replacement systems and the remainder is for remediation and upgrade costs. To-date, $4.5 million of Year 2000 costs have been incurred, of which $2.4 million
were incurred through the end of Fiscal 1999.   The Company expects to fund
the estimated balance of $2.1 million for its Year 2000 readiness program from operating cash flows. The Company does not anticipate delaying any significant information technology projects as a result of the Company's Year 2000 compliance effort. Estimated future expenditures are not expec-ted to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Projected completion dates and the estimated costs of the Company's Year 2000 readiness program are based on management's best estimates for future events and are forward-looking statements that may be updated as additional information becomes available. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated. Such risks and uncertainties may include, but are not limited to, the ability of the Company, its critical vendors, and service providers to complete Year 2000 compliance remediation in a timely fashion; the ability to identify and correct all relevant com-puter codes and embedded chips; delay in the rendition of remediation ser-vices provided by third parties; and disruptions to operations as a result of Year 2000 compliance issues. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the disclo-sures in "Part I, Item 1 -- Business: Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.


				    (23)

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

As of July 31, 1999, the Company had rate exposure to floating-rate instru-ments representing approximately $246 million, or 90% of all securitized assets under the program. The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. The effect on the Company's results of operations of a one percentage point change in short-term inter-est rates by the end of Fiscal 2000 would not be material.





































				    (24)

			PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a)     The Company's Annual Meeting of Shareholders was held on July 1, 1999.

(b)     Not applicable.

(c) Dorrit J. Bern, Alan Rosskamm, and Kenneth S. Olshan were nominated for election, in the Company's Proxy Statement, to serve three-year terms as Class C Directors. The total number of shares represented at the Annual Meeting were 89,516,557 shares. The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class C Directors nominated:

	    Name            Votes For    Votes Withheld
     --------------------   ---------    --------------
     Dorrit J. Bern......  73,965,802      15,550,755
     Alan Rosskamm.......  73,930,494      15,586,063
     Kenneth S. Olshan...  73,973,119      15,543,438


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

 3.2    Bylaws, as Amended and Restated.

10.1 The Charming Shoppes, Inc. Non-Employee Directors Compensation Pro-gram, As Amended and Restated.

10.2 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement.

10.3 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement.






				    (25)

10.4 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as
Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.5 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables
Corp., as Seller, Spirit of America, Inc., as Servicer, and First
Union National Bank, as Trustee, for $150,000,000 Charming Shoppes
Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

27      Financial Data Schedule.

(b)     Reports on Form 8-K

On July 30, 1999, Charming Shoppes Receivables Corp., an indirect wholly-owned subsidiary of the Company, filed a report on Form 8-K dated July 22, 1999. The Form 8-K was filed to report the issuance, by Charming Shoppes Master Trust, of a series of asset-backed certificates ("the Certifi-cates"), entitled Series 1999-1. The Certificates were issued pursuant to the Series 1999-1 Supplement, dated as of July 22, 1999 (filed as Exhibit
4.2 to the Form 8-K) to the Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended by the First Amendment thereto on July 22, 1999 (filed as Exhibit 4.1 to the Form 8-K) among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc. as Servicer, and First Union National Bank, as Trustee.






















				    (26)

				SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				   CHARMING SHOPPES, INC.
				   -------------------------------------
				   (Registrant)


Date:   September 10, 1999         DORRIT J. BERN
	------------------         -------------------------------------
				   Dorrit J. Bern
				   Chairman of the Board
				   President and Chief Executive Officer

Date:   September 10, 1999         ERIC M. SPECTER
	------------------         -------------------------------------
				   Eric M. Specter
				   Executive Vice President
				   Chief Financial Officer



























				    (27)