Form 10-Q
period 1999-10-30
CHARMING SHOPPES INC
filed 1999-12-13
CIK 19353

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 30, 1999

                                    or

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

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

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of Octo-ber 30, 1999, was 98,637,033 shares.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS


                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
October 30, 1999 and January 30, 1999.............................   2 - 3

Condensed Consolidated Statements of Operations
Thirteen weeks ended October 30, 1999 and October 31, 1998........       4

Condensed Consolidated Statements of Operations
Thirty-nine weeks ended October 30, 1999 and October 31, 1998.....       5

Condensed Consolidated Statements of Comprehensive Income (Loss)
Thirty-nine weeks ended October 30, 1999 and October 31, 1998.....       6

Condensed Consolidated Statements of Cash Flows
Thirty-nine weeks ended October 30, 1999 and October 31, 1998.....       7

Notes to Condensed Consolidated Financial Statements..............  8 - 13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements........................................      14

Current Developments..............................................      14

Results of Operations............................................. 15 - 19

Liquidity and Capital Resources................................... 19 - 22

Impact of Year 2000............................................... 22 - 27

Market Risk.......................................................      27

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk..............................................................      27

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................      28

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                  October 30,  January 30,
(In thousands)                                        1999         1999
ASSETS
Current assets
Cash and cash equivalents.........................  $ 12,842     $ 43,789
Available-for-sale securities (including fair
 value adjustments of $0 and $19, respectively)...    42,572      100,743
Merchandise inventories...........................   262,488      171,327
Deferred taxes....................................    15,194       15,194
Prepayments and other.............................    38,334       30,487
                                                    --------     --------
 Total current assets.............................   371,430      361,540
                                                    --------     --------

Property, equipment, and leasehold improvements...   410,786      391,152
Less: accumulated depreciation and amortization...   257,165      236,569
                                                    --------     --------
 Net property, equipment and leasehold
 improvements.....................................   153,621      154,583
                                                    --------     --------
Available-for-sale securities (including fair
 value adjustments of $(3,404) and $389,
 respectively)....................................   199,865      145,882

Other assets......................................    28,559       22,644
                                                    --------     --------
Total assets......................................  $753,475     $684,649
                                                    ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                  October 30,  January 30,
(In thousands)                                        1999         1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable..................................  $ 98,054     $ 61,806
Accrued expenses..................................   112,559       84,444
Income taxes payable..............................    12,053        4,552
Accrued restructuring expenses....................     8,928       18,448
Current portion -- long-term debt.................        17           16
                                                    --------     --------
 Total current liabilities........................   231,611      169,266
                                                    --------     --------

Deferred taxes....................................     6,942       12,336

Long-term debt....................................    96,136      119,475

Stockholders' equity
Common Stock $.10 par value
 Authorized -- 300,000,000 shares
 Issued -- 107,592,033 shares and
   106,830,596 shares, respectively...............    10,759       10,683
Additional paid-in capital........................    68,396       64,924
Treasury stock at cost -- 8,955,000 shares and
 8,710,000 shares, respectively...................   (40,824)     (39,405)
Deferred employee compensation....................    (2,011)      (1,051)
Accumulated other comprehensive income (loss).....    (2,191)         267
Retained earnings.................................   384,657      348,154
                                                    --------     --------
 Total stockholders' equity.......................   418,786      383,572
                                                    --------     --------
Total liabilities and stockholders' equity........  $753,475     $684,649
                                                    ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                     Thirteen Weeks Ended
                                                   October 30,  October 31,
(In thousands except per-share amounts)                1999         1998
Net sales..........................................  $277,441     $239,742
Other income.......................................     3,702        3,921
                                                     --------     --------
 Total revenue.....................................   281,143      243,663
                                                     --------     --------

Cost of goods sold, buying, and occupancy expenses.   199,177      180,148
Selling, general, and administrative expenses......    71,128       61,772
Non-recurring gain from demutualization of
 insurance company.................................    (6,700)           0
Interest expense...................................     1,729        2,395
                                                     --------     --------
 Total expenses....................................   265,334      244,315
                                                     --------     --------

Income (loss) before income taxes..................    15,809         (652)
Income tax provision (benefit).....................     7,533         (228)
                                                     --------     --------
Net income (loss)..................................  $  8,276     $   (424)
                                                     ========     ========

Basic net income (loss) per share..................     $ .08        $ .00
                                                        =====        =====
Diluted net income (loss) per share................     $ .08        $ .00
                                                        =====        =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                   Thirty-nine Weeks Ended
                                                   October 30,  October 31,
(In thousands except per-share amounts)                1999         1998
Net sales..........................................  $848,159     $762,931
Other income.......................................     9,299       12,242
                                                     --------     --------
 Total revenue.....................................   857,458      775,173
                                                     --------     --------

Cost of goods sold, buying, and occupancy expenses.   604,011      568,045
Selling, general, and administrative expenses......   200,115      182,413
Non-recurring gain from demutualization of
 insurance company.................................    (6,700)           0
Restructuring (credit) charge......................    (2,834)      34,000
Interest expense...................................     5,526        7,635
                                                     --------     --------
 Total expenses....................................   800,118      792,093
                                                     --------     --------
Income (loss) before income taxes and
 extraordinary item................................    57,340      (16,920)
Income tax provision (benefit).....................    22,069       (5,922)
                                                     --------     --------

Income (loss) before extraordinary item............    35,271      (10,998)
Extraordinary item -- gain on early retirement
 of debt, net of income taxes of $664..............     1,232            0
                                                     --------     --------
Net income (loss)..................................  $ 36,503     $(10,998)
                                                     ========     ========

Basic net income (loss) per share:
 Before extraordinary item.........................     $ .36        $(.11)
 Extraordinary item................................       .01          .00
                                                        -----        -----
   Net income (loss)...............................     $ .37        $(.11)
                                                        =====        =====
Diluted net income (loss) per share:
 Before extraordinary item.........................     $ .34        $(.11)
 Extraordinary item................................       .01          .00
                                                        -----        -----
   Net income (loss)...............................     $ .35        $(.11)
                                                        =====        =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)


                                                   Thirty-nine Weeks Ended
                                                  October 30,   October 31,
(In thousands)                                        1999          1998
Net income (loss).................................   $36,503      $(10,998)
                                                     -------      --------
Other comprehensive (loss) income:
Unrealized gains on available-for-sale
 securities, net of income tax expense
 of $523 and $210, respectively...................       971           390
Reclassification of realized gains on
 available-for-sale securities, net of
 income tax expense of $1,846 and $85,
 respectively.....................................    (3,429)         (157)
                                                     -------      --------
Total other comprehensive (loss) income,
 net of taxes.....................................    (2,458)          233
                                                     -------      --------
Comprehensive income (loss).......................   $34,045      $(10,765)
                                                     =======      ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                  Thirty-nine Weeks Ended
                                                  October 30,  October 31,
(In thousands)                                        1999         1998
Operating activities
Net income (loss).................................  $ 36,503     $(10,998)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization....................    23,661       26,055
 Deferred income taxes............................     1,323       (5,849)
 Restructuring write-down of capital assets.......         0       10,000
 Gain from disposition of capital assets..........    (3,147)         (35)
 Gain on early retirement of debt.................    (1,896)           0
 Gain on sale of available-for-sale securities....    (5,276)        (242)
 Changes in operating assets and liabilities:
   Merchandise inventories........................   (80,206)     (41,215)
   Accounts payable...............................    34,718       29,575
   Prepayments and other..........................    (5,726)       2,790
   Accrued expenses...............................    20,144       (5,534)
   Income taxes payable...........................     7,501       (6,123)
   Accrued restructuring expenses.................    (9,520)      19,031
                                                    --------     --------
Net cash provided by operating activities.........    18,079       17,455
                                                    --------     --------
Investing activities
Investment in capital assets......................   (26,053)     (20,418)
Proceeds from sales of capital assets.............    10,329           60
Proceeds from sales of available-for-sale
 securities.......................................   361,285      326,762
Gross purchases of available-for-sale securities..  (355,704)    (258,993)
Acquisition of Modern Woman, net of cash acquired.    (6,435)           0
Increase in other assets..........................    (7,047)     (15,229)
                                                    --------     --------
Net cash (used in) provided by investing
 activities.......................................   (23,625)      32,182
                                                    --------     --------
Financing activities
Reduction of long-term borrowings.................   (21,055)     (15,837)
Reduction of short-term borrowings................    (3,793)           0
Purchases of treasury stock.......................    (1,419)     (14,023)
Proceeds from exercise of stock options...........       866          507
                                                    --------     --------
Net cash used in financing activities.............   (25,401)     (29,353)
                                                    --------     --------

(Decrease) Increase in cash and cash equivalents..   (30,947)      20,284
Cash and cash equivalents, beginning of period....    43,789       12,349
                                                    --------     --------
Cash and cash equivalents, end of period..........  $ 12,842     $ 32,633
                                                    ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of October 30, 1999, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998, and the condensed consolidated statements of comprehensive income (loss) and cash flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 30, 1999 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 30, 1999 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

2.  Stockholders' Equity

     During the thirty-nine weeks ended October 30, 1999, stockholders' equity increased $35,214,000. Stockholders' equity increased as the result of net income of $36,503,000, payments of exercise price for stock options in the amount of $2,054,000, and amortization of deferred compensation expense of $534,000. These increases were partially offset by net unrealized losses on available-for-sale securities of $2,458,000 (net of an income tax benefit of $1,323,000) and purchases of treasury stock of $1,419,000.

3.  Restructuring Charge (Credit)

     In December 1998, the Company consolidated its distribution center operations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20,246,000 during the fourth quarter of the fiscal year ended January 30, 1999. The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities to a net realizable value of $5,662,000, based on an independent appraisal. The restructuring charge also included estimated severance costs of $1,556,000 and other estimated non-recurring costs of $721,000 relating to the closure.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


3.  Restructuring Charge (Credit) (Continued)

     During July 1999, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax re-structuring credit of $2,834,000 during the thirty-nine weeks ended October 30, 1999. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility. During the thirty-nine weeks ended October 30, 1999, the Company charged $1,254,000 of costs against the distribution center restructuring accrual. At October 30, 1999, the Company had remaining accrued restructuring charges of $487,000 relating to the closing of the Bensalem facility.

     On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan ("the Plan") in conjunction with its decision to eliminate men's merchandise from the Company's stores. The Plan resulted in a pre-tax restructuring charge of $34,000,000 during the thirty-nine weeks ended October 31, 1998. During the thirteen weeks ended October 30, 1999, the Company closed 1 store and completed the downsizing of 23 stores in connec-tion with the Plan. To-date, 60 stores have been closed, and 7 stores are scheduled for closing during the fiscal year ending January 29, 2000 ("Fis-cal 2000") in connection with the Plan. In addition, 71 stores have been downsized to-date, 1 store is scheduled for downsizing in Fiscal 2000, and approximately 10 stores are scheduled for downsizing thereafter.

     The following table summarizes accrued restructuring charges related to the Plan as of January 30, 1999 and payments charged against the accrual during the thirty-nine weeks ended October 30, 1999:

                                         Accrued at              Accrued At
                                          January                 October
                                            30,                     30,
(in thousands)                             1999       Payments     1999
Termination/amendment of store leases... $ 8,095      $(1,745)    $6,350
Renovation of vacated store space.......   5,534       (4,495)     1,039
Severance...............................     120          (20)       100
Other costs.............................   3,429       (2,477)       952
                                         -------      -------     ------
                                         $17,178      $(8,737)    $8,441
                                         =======      =======     ======

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


4.  Non-recurring Gain from Demutualization of Insurance Company

     During the thirteen weeks ended October 30, 1999, the Company received a stock distribution from one of its mutual insurance carriers in connec-tion with the carrier's conversion to a publicly-held corporation (demutu-alization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations.

5.  Repurchases of Convertible Notes and Common Stock

     During the thirty-nine weeks ended October 30, 1999, the Company repurchased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 (the "Notes") at a total cost of $21,031,000. The Notes had an aggregate carrying value of $22,927,000 as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000. During the thirty-nine weeks ended October 31, 1998, the Company repurchased $15,833,000 aggregate principal amount of the Notes at a total cost of $15,306,000. The net gain on these repurchases was not material.

     The Company's Board of Directors has approved the repurchase of up to 20,000,000 shares of the Company's Common Stock. During the thirty-nine weeks ended October 30, 1999, the Company repurchased a total of 245,000 shares of its Common Stock at an aggregate cost of $1,419,000. As of Octo-ber 30, 1999, the Company has repurchased an aggregate total of 8,955,000 shares of its Common Stock at an aggregate cost of $40,824,000.

6.  Net Income (Loss) Per Share

                             Thirteen Weeks Ended     Thirty-nine Weeks Ended
                            October 30, October 31,   October 30, October 31,
(In thousands)                 1999        1998          1999        1998
Basic weighted average
 common shares
 outstanding................  98,386      98,860        98,286      99,952
Dilutive effect of
 stock options..............   1,430           0         1,100           0
Dilutive effect of
 convertible notes..........       0           0        16,000           0
                              ------      ------       -------      ------
Diluted weighted average
 common shares and
 equivalents outstanding....  99,816      98,860       115,386      99,952
                              ======      ======       =======      ======

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


6.  Net Income (Loss) Per Share (Continued)

                             Thirteen Weeks Ended     Thirty-nine Weeks Ended
                            October 30, October 31,   October 30, October 31,
(In thousands)                 1999        1998          1999        1998
Net income (loss)...........  $8,276      $(424)        $36,503    $(10,998)
Decrease in interest
 expense from assumed
 conversion of notes,
 net of income taxes........       0          0           3,524           0
                              ------      -----         -------    --------
Net income (loss) used
 to determine diluted
 earnings per share.........  $8,276      $(424)        $40,027    $(10,998)
                              ======      =====         =======    ========

     Options to purchase 3.0 million and 7.8 million shares of Common Stock at October 30, 1999 and October 31, 1998, respectively, with exercise prices in excess of the average market price of the Company's Common Stock, were excluded from the computation of diluted net income per share because the effect would have been antidilutive. Options with exercise prices below the average market price, having a dilutive effect of 0.6 million shares and 0.8 million shares for the thirteen weeks and thirty-nine weeks ended October 31, 1998, respectively, were excluded from the computation of net loss per share because the effect would have been antidilutive.

     The assumed conversion of the Company's 7.5% Convertible Subordinated Notes due 2006 was excluded from the computation of diluted net income per share for the thirteen weeks ended October 30, 1999 and diluted net loss per share for the thirteen weeks and thirty-nine weeks ended October 31, 1998 because the effect would have been antidilutive.

7.  Shareholder Rights Plan

     In February 1999, the Company's Board of Directors adopted a Sharehol-der Rights Plan to replace the existing Shareholder Rights Plan with effect from April 26, 1999, when the existing Shareholder Rights Plan expired.
The Board of Directors also increased the authorized shares of Partici-pating Series A Junior Preferred Stock, $1.00 par value, from 300,000 shares to 500,000 shares, and declared a dividend of one Right for each outstanding share of Common Stock, payable as of the close of business on April 26, 1999 to shareholders of record as of the close of business on
April 12, 1999.   Such Rights only become exercisable or transferable apart

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


7.  Shareholder Rights Plan (Continued)

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

     Upon the occurrence of certain events (for example, if the Company is a surviving corporation in a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Rights. Upon the occur-rence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the rights entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a twenty percent (20%) position has been acquired. The Rights will expire on April 25, 2009.

8.  Acquisition

     On August 2, 1999, the Company completed the acquisition of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $10 million. Modern Woman operates a chain of 135 retail apparel stores in 24 states, specializing in large-size women's apparel. The acquisition has been accounted for as a purchase, and Modern Woman's results of operations are included in the Company's financial statements as of the acquisition date. Prior-period results have not been restated. Pro forma consolidated results of operations for periods prior to the acquisition have not been presented, as the effect of the acquisition was not material. The fair value of the net assets acquired exceeded the purchase price, and the excess has been applied to reduce the fair value of non-current assets.
The acquisition was financed through the use of internally-generated funds.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


9.  Impact of Recent Accounting Pronouncements

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

10.  Subsequent Event

     On November 15, 1999, the Company announced that it has entered into a definitive merger agreement to acquire for cash all outstanding shares of Catherines Stores Corporation ("Catherines Stores") for $21.00 per share. The total cost of the acquisition of the shares is expected to be approx-imately $150 million, and will be funded from the Company's existing cash and available-for-sale securities. The boards of directors of both compa-nies have approved the transaction, and closing of the transaction is expected to occur during January 2000. The offer is conditioned upon, among other things, at least a majority of the Catherines Stores shares being properly tendered and not withdrawn prior to the expiration of the offer. The tender offer is scheduled to expire at 5:00 p.m., New York time, on January 6, 2000, unless otherwise extended.

     The acquisition of Catherines Stores will be accounted for as a pur-chase, and the Company's prior-period results will not be restated. The Company anticipates that the purchase price will exceed the fair value of the net assets acquired. Any such excess will be accounted for as goodwill and amortized over an appropriate period.

     Catherines Stores currently operates 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. For the twenty-six weeks ended July 31, 1999, Catherines Stores reported net sales of $158.6 million and net income of $8.3 million. The Company plans to operate Catherines Stores as a separate division, and plans to consolidate its Modern Woman stores into the Catherines Stores division.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition. In particular, it includes forward-looking statements regarding sales perfor-mance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping or increased costs of transportation, (v) competitive pressures, (vi) disruptions to operations as a result of Year 2000 compliance issues, (vii) failure to realize merger-related synergies, and (viii) fluctuations in interest rates. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, and in the Company's reports filed with the Securities and Exchange Commission from time to time.


CURRENT DEVELOPMENTS

     On August 2, 1999, the Company completed the acquisition of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $10.0 million. Modern Woman operates a chain of 135 retail apparel stores in 24 states, specializing in large-size women's apparel. The acquisition has been accounted for as a purchase, and Modern Woman's results of operations are included in the Company's financial statements as of the acquisition date. Prior-period results have not been restated. The fair value of the net assets acquired exceeded the purchase price, and the excess has been applied to reduce the fair value of non-current assets.
The acquisition was financed through the use of internally-generated funds.

     On November 15, 1999, the Company announced that it has entered into a definitive merger agreement to acquire for cash all outstanding shares of Catherines Stores Corporation ("Catherines Stores") for $21.00 per share. The total cost of the acquisition of the shares is expected to be approxi-mately $150 million, and will be funded from the Company's existing cash and available-for-sale securities. The boards of directors of both compa-nies have approved the transaction, and closing of the transaction is expected to occur during January 2000. The offer is conditioned upon, among other things, at least a majority of the Catherines Stores shares being properly tendered and not withdrawn prior to the expiration of the offer. The tender offer is scheduled to expire at 5:00 p.m., New York time, on January 6, 2000, unless otherwise extended.

     The acquisition of Catherines Stores will be accounted for as a pur-chase, and the Company's prior-period results will not be restated. The Company anticipates that the purchase price will exceed the fair value of the net assets acquired. Any such excess will be accounted for as goodwill and amortized over an appropriate period.

     Catherines Stores currently operates 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. For the twenty-six weeks ended July 31, 1999, Catherines Stores reported net sales of $158.6 million and net income of $8.3 million. The Company plans to operate Catherines Stores as a separate division, and plans to consolidate its Modern Woman stores into the Catherines Stores division.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations:

                                Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                 October    October      October     October
                                   30,        31,          30,         31,
                                  1999       1998         1999        1998
Net sales....................... 100.0%     100.0%       100.0%      100.0%
Cost of goods sold, buying and
 occupancy expenses.............  71.8       75.1         71.2        74.5
Selling, general, and
 administrative expenses........  25.6       25.8         23.6        23.9
Non-recurring gain from
 demutualization of insurance
 company........................  (2.4)        --         (0.8)         --
Restructuring charge (credit)...    --         --         (0.3)        4.5
Interest expense................   0.6        1.0          0.6         1.0
Income (loss) before income
 taxes and extraordinary item...   5.7       (0.3)         6.8        (2.2)
Income tax provision (benefit)..   2.7       (0.1)         2.6        (0.8)
Gain on early retirement of
 debt, net of taxes.............    --         --          0.1          --
Net income (loss)...............   3.0       (0.2)         4.3        (1.4)

Thirteen Weeks Ended October 30, 1999 and October 31, 1998

     Net sales for the quarter ended October 30, 1999 ("Fiscal 2000 Third Quarter") were $277.4 million, a 15.7% increase from net sales of $239.7 million for the quarter ended October 31, 1998 ("Fiscal 1999 Third Quarter"). Comparable store sales (sales generated by stores in operation during the same weeks of each period) increased 6.0% in the Fiscal 2000 Third Quarter as compared to the Fiscal 1999 Third Quarter. In addition, sales from new stores (sales generated by stores in operation during the Fiscal 2000 Third Quarter that were not in operation during the corres-ponding weeks of the Fiscal 1999 Third Quarter) in the Fiscal 2000 Third Quarter equaled 13.3% of Fiscal 1999 Third Quarter sales. Sales for the Fiscal 1999 Third Quarter which were not comparable with sales for the Fiscal 2000 Third Quarter as a result of the closing of stores in Fiscal 1999 and Fiscal 2000 equaled 3.3% of Fiscal 1999 Third Quarter sales. The number of retail stores increased from 1,156 at October 31, 1998 to 1,303
at October 30, 1999.   Increases in comparable store sales were achieved in
sportswear, intimate apparel, accessories, and girls, reflecting favorable customer response to the Company's fall merchandise offerings. New store sales and the increase in the number of retail stores include the results of the Modern Woman chain (see CURRENT DEVELOPMENTS" above).

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 3.3% in the Fiscal 2000 Third Quarter as compared to the Fiscal 1999 Third Quarter. Cost of goods sold as a percentage of sales decreased 2.1% in the Fiscal 2000 Third Quarter as compared to the Fiscal 1999 Third Quarter. The improvement in merchandise margins was primarily a result of reduced levels of markdowns and store-wide promotions. Buying and occupancy expenses expressed as a percentage of sales decreased 1.2% in the Fiscal 2000 Third Quarter as compared to the Fiscal 1999 Third Quarter. The decrease in buying and occupancy expenses as a percentage of sales was due primarily to cost savings from the consol-idation of the Company's distribution centers and a reduction in store occupancy expenses. These decreases were partially offset by inclusion of the results of the Modern Woman chain in the Fiscal 2000 Third Quarter. Buying and occupancy expenses as a percentage of sales also benefited from the leveraging effect of the increase in sales volume on the fixed portion of these expenses.

     Selling, general, and administrative expenses expressed as a percent-age of sales decreased 0.2% in the Fiscal 2000 Third Quarter as compared to the Fiscal 1999 Third Quarter, primarily as a result of the leveraging effect of the increase in sales volume. Selling expenses increased in amount primarily as a result of increases in payroll costs, store incentive programs, advertising, and certain volume-related expenses, but decreased 0.2% as a percentage of sales. General and administrative expenses increased slightly in amount as compared to the prior-year period, but decreased as a percentage of sales. Selling, general, and administrative expenses also increased as the result of inclusion of the results of the Modern Woman chain in the Fiscal 2000 Third Quarter.

     During the Fiscal 2000 Third Quarter, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations.

     Interest expense expressed as a percentage of sales decreased 0.4% in the Fiscal 2000 Third Quarter as compared to the Fiscal 1999 Third Quarter. The decrease in interest expense is a result of the Company's repurchase of $42.0 million aggregate principal amount of its 7.5% Convertible Subordi-nated Notes due 2006 during Fiscal 1999 and the quarter ended May 1, 1999 ("Fiscal 2000 First Quarter").

     The income tax provision for the Fiscal 2000 Third Quarter was 47.7% of the Company's pre-tax income, as compared to an income tax benefit of 35.0% of the pre-tax loss for the Fiscal 1999 Third Quarter. The tax provision for the Fiscal 2000 Third Quarter includes an additional non-recurring provision of $2.0 million related to one of the Company's employee insurance programs.

Thirty-nine Weeks Ended October 30, 1999 and October 31, 1998

     Net sales for the first three quarters of the fiscal year ended Janu-ary 29, 2000 ("Fiscal 2000") were $848.2 million, an 11.2% increase from net sales of $762.9 million for the first three quarters of the fiscal year ended January 30, 1999 ("Fiscal 1999"). Comparable store sales increased 7.9% in the first three quarters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999. In addition, sales from new stores for the first three quarters of Fiscal 2000 equaled 7.1% of sales for the first three quarters of Fiscal 1999. Sales for the first three quarters of Fiscal 1999 for stores that were closed during Fiscal 1999 and Fiscal 2000 equaled 3.6% of total sales for the first three quarters of Fiscal 1999. Increases in comparable store sales were achieved in sportswear, intimate apparel, accessories, and girls, as favorable customer response to the Company's spring and summer merchandise offerings carried over to the Company's fall merchandise. New store sales include the results of the Modern Woman chain (see "CURRENT DEVELOPMENTS" above). During Fiscal 1999, the Company eliminated sales of men's merchandise and remerchandised the selling space used for men's merchandise.

     Cost of goods sold, buying, and occupancy expenses expressed as a per-centage of sales decreased 3.3% in the first three quarters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999. Cost of goods sold as a percentage of sales decreased 1.7% in the first three quarters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999. The improvement in merchandise margins was primarily a result of reduced levels of markdowns and store-wide promotions in the second and third quarters of the current year. Merchandise margins also benefited from improvements in shrinkage rates and sourcing operations. Buying and occupancy expenses expressed as a percentage of sales decreased 1.6% in the first three quar-ters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999. The decrease in buying and occupancy expenses as a percentage of sales was due primarily to cost savings from the consolidation of the Company's distribution centers and a reduction in store occupancy expenses. These decreases were partially offset by inclusion of the results of the Modern Woman chain in the Fiscal 2000 Third Quarter. Buying and occupancy expenses as a percentage of sales also benefited from the leveraging effect of the increase in sales volume on the fixed portion of these expenses.

     Selling, general, and administrative expenses expressed as a percent-age of sales decreased 0.3% in the first three quarters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999, primarily as a result of the leveraging effect of the increase in sales volume. Selling expenses increased in amount primarily as a result of increases in payroll costs, store incentive programs, advertising, and certain volume-related expenses, but were constant as a percentage of sales. General and administrative expenses increased in amount as compared to the prior-year period, but decreased as a percentage of sales. Selling, general, and administrative expenses also increased as the result of inclusion of the results of the Modern Woman chain in the Fiscal 2000 Third Quarter.

     During the Fiscal 2000 Third Quarter, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations.

     In December 1998, the Company consolidated its distribution center operations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20.2 million during the fourth quarter of Fiscal 1999. During July 1999, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2.8 million. The credit primarily repre-sents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

     On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan that resulted in a pre-tax charge of $34.0 million during the first quarter of Fiscal 1999. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's stores. During the first three quarters of Fiscal 2000, the Company closed 8 stores and completed the downsizing of 41 stores in connection with the plan. To-date, 60 stores have been closed, and 7 additional stores are scheduled for closing in connection with the plan during the remainder of Fiscal 2000.
In addition, 71 stores have been downsized to-date, 1 store is scheduled for downsizing during the remainder of Fiscal 2000, and approximately 10 stores are scheduled for downsizing thereafter.

     Interest expense expressed as a percentage of sales decreased 0.4% in the first three quarters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999. The decrease in interest expense is a result of the Company's repurchase of $42.0 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 during Fiscal 1999 and the Fiscal 2000 First Quarter.

     Other income expressed as a percentage of sales decreased 0.5 in the first three quarters of Fiscal 2000 as compared to the first three quarters of Fiscal 1999. The decrease was primarily a result of a decrease in interest income from the Company's available-for-sale securities during the first quarter of Fiscal 2000 and realized losses from the Company's available-for-sale securities during the second and third quarters of Fiscal 2000. The Company utilized proceeds from the sale of a portion of its available-for-sale securities during Fiscal 1999 and the first quarter of Fiscal 2000 to repurchase portions of the Company's convertible notes and common stock. In addition, average interest rates on the securities declined during the period. The decrease in other income was partially offset by the decrease in interest expense that resulted from the repur-chases of the convertible notes.

     The income tax provision for the first three quarters of Fiscal 2000 was 38.5% of the Company's pre-tax income before extraordinary items, as compared to an income tax benefit of 35% of the pre-tax loss for the first three quarters of Fiscal 1999. The tax provision for the first three quarters of Fiscal 2000 includes an additional non-recurring provision of $2.0 million related to one of the Company's employee insurance programs.

     During the first quarter of Fiscal 2000, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21.0 million. The notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its long-term investment portfolio and (iv) its $150 million revolving credit facility. As of October 30, 1999, the Company had working capital of $139.8 million as compared to $192.3 million at January
30, 1999.   Working capital at October 30, 1999 included $12.8 million of cash and cash equivalents, compared to cash and cash equivalents of $43.8 million at January 30, 1999. The ratio of current assets to current liabilities was 1.6 to 1 at October 30, 1999 and 2.1 to 1 at January 30, 1999. The primary reason for the decrease in working capital and the current ratio is a change in the mix of investments in available-for-sale securities from short-term maturities to long-term maturities. Short-term investments decreased by $58.2 million from January 30, 1999 to October 30, 1999, while long-term investments increased by $54.0 million during the same period.

     Net cash provided by operating activities was $18.1 million for the first three quarters of Fiscal 2000, as compared to net cash provided by operating activities of $17.5 million for the first three quarters of Fiscal 1999. The increase in cash provided by operations was primarily the result of the year-over-year improvement in the Company's operating income, offset by an increase in the net investment in merchandise inventories.
The increase in the net investment in merchandise inventories is partially a result of the Company's decision to accelerate merchandise receipts as part of its Year 2000 contingency plan (see "IMPACT OF YEAR 2000 -- Year 2000 Risk Assessment and Year 2000 Contingency Planning" below.)

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facil-ity, which expires June 1, 2000, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary. The facility is secured by merchandise inven-tory, furniture and fixtures at the retail stores, and certain other Company assets. As of October 30, 1999, the availability under this facility was approximately $136.5 million, against which the Company had outstanding letters of credit of $45.0 million. There were no cash borrow-ings outstanding under this agreement as of October 30, 1999. The agree-ment requires, among other things, that the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock.

     Capital expenditures of $26.1 million during the first three quarters of Fiscal 2000 were primarily for the construction, remodeling, and fixtur-ing of new and existing retail stores, loss-prevention equipment, systems technology, and expansion of the Company's Greencastle, Indiana distribu-tion center. During Fiscal 2000, the Company anticipates incurring capital expenditures of approximately $37 million. The Company expects to finance these capital expenditures principally through internally generated funds. The Company plans to open approximately 75 new stores and relocate 17 stores during Fiscal 2000. The majority of the new store openings are expected to be in the West, Southwest, and Southeast regions of the United States. During the first three quarters of Fiscal 2000, the Company opened 41 new stores, relocated 13 stores, and closed 9 stores. In addition, the Company acquired 136 stores in the Modern Woman chain during the current quarter.

     In connection with the Company's store restructuring plan, which was adopted in conjunction with the decision to eliminate men's merchandise from the Company's stores, and the consolidation of the Company's distri-bution centers, the Company had approximately $8.9 million of accrued, unpaid restructuring costs as of October 30, 1999. The Company expects to pay the majority of these costs within twelve months, and has included them in current liabilities. The Company anticipates that these restructuring costs will be financed principally through internally generated funds. At the present time, management does not expect any further change in the estimated costs for the restructuring plans.

     During the first three quarters of Fiscal 2000, the Company repur-chased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 ("Notes") at a total cost of $21.0 million. As of October 30, 1999, the Company has repurchased a total of $42.0 million aggregate principal amount of Notes at a total cost of $38.8 million. The Company will continue to evaluate market conditions to determine if addi-tional Notes will be repurchased.

     The Company's Board of Directors has approved the repurchase of up to 20 million shares of the Company's Common Stock. During the first three quarters of Fiscal 2000, the Company repurchased 245,000 shares of its Common Stock at a cost of $1.4 million. As of October 30, 1999, the Company has repurchased a total of 8,955,000 shares at a total cost of $40.8 million. The Company will continue to evaluate market conditions to determine if additional shares of Common Stock will be repurchased.

     The Company maintains a trust to which it transfers, at face value, its interest in receivables created under the Company's proprietary credit card program. The Company, together with the trust, has entered into vari-ous securitization agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the party with whom the trust has entered into the securitization agreement.

     During the second quarter of Fiscal 2000, the Company, through the trust, completed an offering of $150 million of asset-backed certificates with a five-year term to replace its five-year facility that matured in April 1999. Charming Shoppes Receivables Corp., a wholly-owned indirect subsidiary of the Company, is a special purpose corporation. Its assets, comprising $33.9 million of the Charming Shoppes Master Trust Certificates, will be available first and foremost to satisfy the claims of its cred-itors, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

     These securitization agreements improve the overall liquidity of the Company and lessen the effect of interest rate volatility by providing short-term sources of funding. Additional information regarding the Company's asset securitization program is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

     The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements, its long-term investment portfolio, and its $150 million revolving credit facility are sufficient to support current operations.


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

     The Company uses computer equipment and software in its retailing operations to supply stores with products for sale, process customer trans-actions, including credit transactions, and to record and report its financial condition and results of operations. Since 1997, the Company has been implementing a comprehensive program to correct its computer systems, equipment, and facilities so that they will be Year 2000 compliant. The Company has also communicated with its important suppliers of merchandise and services to ensure that they are addressing their Year 2000 issues.

     An Executive Oversight Committee, made up of the Company's General Counsel, Corporate Director of Human Resources, and Chief Financial Offi-cer, oversees the Company's overall Year 2000 initiatives. The committee has implemented a comprehensive Year 2000 readiness program that has been adopted by all business units of the Company. Individual department heads have assigned resources to this program to coordinate and manage Year 2000 readiness within and among the Company's departments and to evaluate the state of Year 2000 readiness of outside vendors and suppliers. The Com-pany's Corporate Audit Department facilitated the implementation of the Year 2000 readiness program by identifying and reporting outstanding issues to the committee for resolution, administering vendor compliance programs, and monitoring the progress of each business unit. The Company's Year 2000 readiness program is currently on schedule. Internal resources and outside consultants have been used to implement the Year 2000 readiness program.

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

(b) Evaluation: The identification and evaluation of the Company's busi-ness systems so as to determine the method by which the systems will be made Year 2000 compliant. All of these systems are prioritized for attention based on usage of dates, the extent to which they are critical to the Company's business, and the likelihood of failure.

(c) Remediation: The development of a remediation strategy for each sys-tem. Strategies include system replacement, remediation of existing systems, and coordination with the supplying vendor to provide a version that is Year 2000 compliant.

(d) End-to-End Testing: The development and implementation of a testing strategy and test plan for each system. Testing is designed to cover all significant transition dates, and includes testing within and among systems, as well as data communications with critical vendors.

(e) Contingency Planning: The development of contingency plans if the Com-pany does not successfully complete significant portions of its Year 2000 readiness program or if the critical vendors are not Year 2000 compliant.

Corporate Business Systems

     The Company has been implementing its Year 2000 readiness program for corporate business systems since 1997. These systems include all mainframe and non-mainframe systems and software, the corporate computing infrastruc-ture and network of hardware and software, desktop equipment and software, and external and internal communication software and equipment. Third-party software, along with in-house developed systems, is included within the scope of the Company's Year 2000 readiness program. These corporate business systems are located at the Company's headquarters and offices in Bensalem and Lancaster, Pennsylvania, its distribution center in Green-castle, Indiana, and its private label credit card operations in Milford, Ohio. They are also located in the Company's 1,303 stores located in 47 states, its factory operations in the Dominican Republic, and its inter-national operations in Hong Kong, Singapore, and Shanghai.

     The standardization and evaluation phases covering these corporate business systems have been completed. The remediation, segment testing, and end-to-end testing phases for the Company's mainframe, non-mainframe, and in-store systems have been completed. An independent third-party review of programming code was conducted in the third quarter of Fiscal 2000. Year 2000 defects are deemed to be minor and will be remediated and tested prior to December 31, 1999.

     The Company's private label credit card organization is monitored and regulated by the office of the Comptroller of the Currency. The Comp-troller has performed quarterly Year 2000 reviews of this organization since the first quarter of Fiscal 1999 and is scheduled to do so through Fiscal 2000. This organization has two separate system components, namely, internal credit systems and a third-party credit card processing system used for all primary functions of the private label credit card program. The standardization, evaluation, and remediation phases have been completed for the internal credit systems.

     The end-to-end testing phase of internal credit systems commenced during the first quarter of Fiscal 2000 and was completed during the second quarter of Fiscal 2000. The Company is regularly monitoring the progress of its third-party credit processor in achieving Year 2000 compliance. Based on information provided to the Company by that third-party processor, the standardization, evaluation, remediation, and testing phases for the third-party credit card processing system have been completed.

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

     The Company uses various technologies and computer-controlled equipment in the operation of its corporate and store facilities. This equipment includes security monitoring systems; primary and back-up power supply systems; energy management systems; elevators; and office equipment. Some of this equipment may contain embedded chip technology that may be affected by the Year 2000 issue. The Company has taken an inventory of all such equipment and has held discussions with vendors who supply and/or support such technology and equipment to assess the sensitivity of these systems and equipment to the Year 2000 issue. In conjunction with the Corporate Audit Department's program of auditing vendor preparedness for Year 2000, the Company has obtained assurances from these vendors and, to the extent possible, tested these systems to ensure Year 2000 compliance. Private branch exchanges at the Company's Bensalem, Pennsylvania corporate facilities are Year 2000 compliant. Upgrading of telecommunication soft-ware at the Company's corporate headquarters was completed during the third quarter of Fiscal 2000.

Distribution Center Computer Systems

     The Company's distribution center, located in Greencastle, Indiana, uses a variety of computer systems and embedded technology equipment for its day-to-day operations. Shop floor machinery, interacting with complex computer systems, monitors, processes, and controls plant processes and material movement. Automated equipment includes conveyor systems, palleti-zers, sorters, scales, and radio frequency devices. Vendors have supplied software and equipment that have been heavily customized for the Company's distribution center configuration. The Company has worked with appropriate distribution center system vendors to perform all necessary Year 2000 reme-diation and testing services. The standardization and evaluation phases covering the distribution center systems have been completed. The remediation and testing phases were completed in the third quarter of Fiscal 2000.

Vendors and Suppliers

     The Company has conducted a formal communication program with signifi-cant vendors to evaluate their Year 2000 compliance, and has assessed their responses to the Company's Year 2000 readiness questionnaire. Compre-hensive mailings were made during the fourth quarter of Fiscal 1999. Questionnaires were followed up with telephone interviews, and where necessary, audits were performed by the Company's Corporate Audit Depart-ment. The Company cannot assure timely compliance of vendors and may be adversely affected by the failure of a significant vendor to supply merchandise or services due to Year 2000 compliance failures. Although the Company values its relationship with significant vendors, it may use an alternative vendor if it determines that a particular vendor is unlikely to be Year 2000 compliant.

Costs

     The total cost of the Company's Year 2000 readiness program is estimated at $6.6 million, of which approximately $1.3 million is for replacement systems and the remainder is for remediation and upgrade costs. To-date, $5.6 million of Year 2000 costs have been incurred, of which $2.4 million were incurred through the end of Fiscal 1999. The Company expects to fund the estimated balance of $1.0 million for its Year 2000 readiness program from operating cash flows. The Company does not anticipate delaying any significant information technology projects as a result of the Company's Year 2000 compliance effort. Estimated future expenditures are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Year 2000 Risk Assessment and Year 2000 Contingency Planning

     The Company is a retailer of women's apparel, and does not rely on a single customer for any significant amount of sales. The Company does not sell products which use computer systems, embedded chip technology, or other devices that may be sensitive to dates.

     The Company's financial condition could be materially adversely impacted by a failure to complete a significant portion of its Year 2000 readiness program in a timely fashion. However, management does not consider the possibility of such an occurrence to be likely at the present time. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communications to the stores, loss of utilities, and the inability to process customer transac-tions or engage in normal business activity.

     The Company has developed a Year 2000 contingency plan to mitigate the risks associated with potential Year 2000 disruptions. Despite such a contingency plan, the Company may be adversely affected by the failure of significant third-party vendors to become Year 2000 compliant.

     The Company's Year 2000 contingency plan includes, among other things, stockpiling and advance ordering of materials, accelerating merchandise production schedules and delivery dates to the Company's warehouse and stores, and identifying alternate vendors, suppliers, and carriers. The plan also includes procedures to address utility and telecommunication dis-ruptions, and manual procedures for recording sales and credit transaction authorizations and processing. Also, the Company has purchased an emer-gency generator to supplement power to the data center and for certain office space, and has established a communications process and crisis command center to address Year-2000-related disruptions.

     Projected completion dates and the estimated costs of the Company's Year 2000 readiness program are based on management's best estimates for future events and are forward-looking statements that may be updated as additional information becomes available. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated. Such risks and un-certainties may include, but are not limited to, the ability of the Company, its critical vendors, and service providers to complete Year 2000 compliance remediation in a timely fashion; the ability to identify and correct all relevant computer codes and embedded chips; delay in the rendition of remediation services provided by third parties; and disrup-tions to operations as a result of Year 2000 compliance issues. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the disclosures in "Part I, Item 1 -- Business:
Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.


MARKET RISK

     The Company may be exposed to fluctuations in interest rates to the extent that a portion of the investor certificates sold under its credit card securitization program are floating-rate instruments. The Company regularly monitors interest rate fluctuations and business implications surrounding interest rate changes, and manages interest rate risk through the use of derivative instruments.

     As of October 30, 1999, the Company had rate exposure to floating-rate instruments representing approximately $188 million, or 72% of all securi-tized assets under the program. The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. The effect on the Company's results of operations of a one percentage point change in short-term interest rates by the end of Fiscal 2000 would not be material.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- MARKET RISK," above.

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

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2)

10.1 Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern.

10.2 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern.

27    Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 30, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHARMING SHOPPES, INC.
                                                 (Registrant)


Date: December 13, 1999                       /S/ DORRIT J. BERN
                                             --------------------
                                                Dorrit J. Bern
                                            Chairman of the Board
                                    President and Chief Executive Officer


Date: December 13, 1999                      /S/ ERIC M. SPECTER
                                            ---------------------
                                               Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer