Form 10-K
period 2000-01-29
CHARMING SHOPPES INC
filed 2000-04-28
CIK 19353

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 29, 2000

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

As of April 17, 2000, 100,993,140 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on April 17, 2000), held by non-affiliates was approximately $550 million.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

                           CHARMING SHOPPES, INC.
                        2000 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

PART I
Item 1  Business
          General......................................................   1
          Merchandising and Marketing..................................   2
          Purchasing...................................................   5
          Distribution.................................................   6
          Stores.......................................................   6
          Store Management and Employees...............................   7
          Trademarks and Servicemarks..................................   8
          Cautionary Statement for Purposes of the "Safe
            Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995..............................   8
Item 2  Properties.....................................................   9
Item 3  Legal Proceedings..............................................  10
Item 4  Submission of Matters to a Vote of Security Holders............  10
Item 4a Executive Officers of the Registrant...........................  11

PART II
Item 5  Market for the Registrant's Common Equity and
          Related Stockholder Matters..................................  13
Item 6  Selected Financial Data........................................  14
Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  16
          Forward-Looking Statements...................................  16
          Acquisitions.................................................  16
          Results of Operations........................................  18
          Financial Condition..........................................  25
Item 7a Quantitative and Qualitative Disclosures About Market Risk.....  31
Item 8  Financial Statements and Supplementary Data....................  32
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  62

PART III
Item 10 Directors and Executive Officers of the Registrant.............  63
Item 11 Executive Compensation.........................................  63
Item 12 Security Ownership of Certain Beneficial Owners and Management.  63
Item 13 Certain Relationships and Related Transactions.................  63

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K  64

                                  PART I


Item 1.  Business

General

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates through its subsidiary corporations 1,740 women's specialty apparel stores in 48 states, under the names Fashion Bug, Fashion Bug Plus, Catherine's, PS...Plus Sizes, Added Dimensions, The Answer, and Modern Woman (as of January 29, 2000). Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its wholly-owned subsidiaries.

The Company's 1,185 Fashion Bug stores specialize in selling, at moderate and popular prices, a wide variety of large-size, misses, junior, and girls-size sportswear, dresses, coats, lingerie, accessories, and casual footwear. The stores sell both brand-name merchandise and specially manufactured garments under one of the Company's private labels. The majority of these stores are located in the Northeast quadrant of the United States.

During the fiscal year ended January 29, 2000 ("Fiscal 2000"), the Company acquired the Catherine's Stores chain of 436 retail stores and the Modern Woman chain of 136 retail stores. As of January 29, 2000, Catherine's Stores operated 433 retail stores in 41 states and the District of Columbia, specializing in large-size women's apparel, under the names Catherine's, PS...Plus Sizes, Added Dimensions, and The Answer. These stores are located primarily in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States. As of January 29, 2000, Modern Woman operated 122 retail stores in 22 states throughout the United States, specializing in large-size women's apparel. These stores are located primarily in the West Coast, Midwest, and New Jersey/Long Island markets. The Company plans to consolidate the Modern Woman chain into Catherine's Stores and to operate Catherine's Stores as a nationwide chain of more than 500 women's large-size specialty apparel stores.

The Company's real estate strategy is focused on locating stores in strip shopping centers. As of the end of Fiscal 2000, approximately 85% of the Company's stores were located in strip shopping centers. The Company believes that its customers visit strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls.

The Company's Fashion Bug stores average 9,000 square feet in size. During Fiscal 2000, the Company opened 74 Fashion Bug stores while closing 24 stores. The Company's Catherine's, PS...Plus Sizes, Added Dimensions, The Answer, and Modern Woman stores average 4,000 square feet in size. Since the dates of acquisition of Catherine's Stores and Modern Woman, the

                                    (1)

Company opened 1 Modern Woman store and closed 3 Catherine's and 15 Modern Woman stores. The Company continues to seek new locations that meet its financial and operational objectives.

The Company employs a business strategy that focuses efforts on providing fashion apparel and related merchandise which meet the demands of its primary customers. For Fashion Bug stores, such customers are generally in the 20 to 49 year old age group, generally shop in the lower to moderate price range, and tend to follow, rather than set, fashion trends. Generally, the targeted Catherine's customer wears size 14 and larger, is over 35 years of age, generally shops in the moderate to better price range, has traditional but fashion-conscious tastes, and is primarily concerned with fit and value in apparel selection.

The Company responds to the needs of its customers by providing a variety of choices in its merchandise assortment. The Company offers an assortment of both casual and career-oriented products. Merchandise that complements these areas, such as accessories, intimate apparel, and footwear, are also featured.

Product assortments are generally tailored to the demographics of an area, and merchandise is available for six seasons -- spring, summer, transitional, fall, holiday, and transitional. The Company maintains quality standards with respect to merchandise fabrication, construction, and fit. Realistic initial pricing is also part of the business strategy. The pricing provides sufficient margin to permit merchandise discounts in order to stimulate customer purchases. In addition, the Company's advertising expenditures are focused on stimulating customer traffic through targeted direct mail advertising to preferred customers. These customers are selected from a database of customer purchase information that includes approximately 2.8 million active proprietary credit card customers, as well as customers who utilize cash and third-party credit cards. The Company also may use radio, television, and newspaper advertising to stimulate traffic at certain strategic times of the year.

In order to meet the demands of its primary customers, the Company utilizes the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. The Company uses its overseas sourcing operation and agency relationships to procure basic low-risk commodity merchandise, which generally requires longer lead times.


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

                                    (2)

The Company offers an assortment of both casual and career-oriented products, in plus (large-size), misses, petite, junior, and girls sizes. Merchandise that complements these areas, such as accessories, intimate apparel, and footwear, are also featured. In addition, Catherine's Stores offers a broad assortment of merchandise in extended sizes (over size 26), making the Company one of the few retailers to emphasize these sizes.

Product assortments are generally tailored to the demographics of an area, and merchandise is available for six seasons -- spring, summer, transitional, fall, holiday, and transitional. In addition, the Company maintains quality standards with respect to merchandise fabrication, construction and fit. The Company also continues to redefine its merchandise assortments to reflect the needs and demands of diverse customer groups. The Company has distribution systems in place whereby stores that are identified as having certain customer profiles can be merchandised with products specifically targeted to such customers. In addition, the Company continues to work to improve inventory turnover by better managing the inventory receipt flow of seasonal merchandise to its stores across all geographic regions. Further, the Company addresses the different lifestyle needs of its customers with respect to fashion by varying the depth and assortments of career and casual merchandise.

The Company employs a realistic pricing strategy that is aimed at setting the initial price markup of fashion merchandise in order to increase the percentage of sales at the ticketed price. Management believes this strategy has resulted in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. The pricing does allow sufficient margin to permit merchandise discounts in order to stimulate customer purchases when necessary. The Company expects to continue to achieve a higher initial markup in the basic low-risk commodity merchandise that is purchased through its overseas sourcing operations.

The Company continues to be promotionally oriented. The Company's advertising expenditures are focused on stimulating customer traffic through targeted direct mail advertising to customers. These customers are selected from a database of more than 18 million proprietary credit card, third-party credit card, and cash customers. The Company also may use radio, television, and newspaper advertising to stimulate traffic at certain strategic times of the year. Pricing policies, displays, store promotions, and convenient store hours are also used to attract customers. With the planning and guidance of specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

In order to meet the demands of its primary customers, the Company utilizes the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. The Company uses its overseas sourcing operation to procure basic low-risk commodity merchandise, which generally requires longer lead times. In Fiscal 2000, the Company purchased approximately 70% of its merchandise in the domestic market, with the remainder being

                                    (3)
developed by the Company's sourcing organization. Catherine's Stores has purchased approximately 85% of its merchandise in the domestic marketplace. The Company anticipates a reduction in the percentage of domestically-sourced product for Catherine's to a level closer to the Company's overall domestic sourcing percentage of 70%.

The retail sale of women's apparel is a highly competitive business with numerous competitors, including moderate-price department stores, discount department stores, other low- to moderate-price, moderate-price, and moderate-to-better-price specialty apparel stores, and mail-order companies. The Company cannot estimate the number of competitors or its relative competitive position, due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display, and price, as well as store location, design, advertising, and promotion and personalized service to the customers.

The Company's Fashion Bug stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the Easter, Labor Day, and Christmas seasons. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for Fashion Bug for the four quarters of Fiscal 2000, as a percent of total Fashion Bug sales, were 22.7%, 27.4%, 22.6% and 27.3%, respectively. The acquisitions of Catherine's Stores and Modern Woman are not expected to have a material impact on the Company's overall seasonal sales pattern.

The Company accelerated merchandise production schedules and the receipt of inventories from January 2000 to December 1999, and shipped additional merchandise to its stores to help protect against possible disruptions resulting from the Year 2000 computer problem. The Company did not experience any significant disruptions as a result of the Year 2000 problem.

The Company encourages sales through its proprietary credit cards. The Company's proprietary credit card programs have approximately 2.8 million active accounts, which accounted for approximately 34% of retail sales in Fiscal 2000. The Company believes that the credit card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for targeted direct mail promotion, and encouraging incremental sales.

The Company controls and services its entire Fashion Bug proprietary credit card file, and has entered into various agreements whereby it securitizes and sells all of these receivables. In each securitization, the receivables are transferred by the Company's credit card bank to a trust, which issues certificates representing ownership interests in the trust. Under these agreements, the Company continues to service the receivables and control credit policies. This allows the Company to continue to fund receivable growth, provide customer service, and collect past-due accounts. Accordingly, its relationship with its credit card customers is not

                                    (4)
affected by the securitization agreements. During the second quarter of Fiscal 2000, the Company, through the trust, completed an offering of $150 million of asset-backed certificates with a five-year term to replace its five-year facility that matured in April 1999.

The Company's Fashion Bug proprietary credit card portfolio is administered by Spirit of America National Bank, a national banking association that is a wholly-owned subsidiary of the Company. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities. The Company's proprietary credit card customers tend to be a higher credit risk than bank-issued credit card customers.

Catherine's Stores also offers its customers the convenience of a private-label credit card. The Company uses a third-party bank to finance and service the Catherine's private-label credit card program. This third-party bank provides new account approval, credit authorization, billing, and account collection services. Under a non-recourse agreement with the third-party bank, the Company is reimbursed daily with respect to sales generated by the Catherine's Stores private-label credit card. The agreement may require the Company to repurchase receivables from the third-party bank under certain conditions relating to a change in control of the Company.

The Company's stores feature wall and selling-floor displays that coordinate merchandise in order to promote multiple sales. The stores, which the Company believes must present a fresh, contemporary shopping environment, are redecorated or remodeled as necessary. The Company is constantly testing and implementing new store designs and fixture packages aimed at providing an effective merchandise presentation.

The Company emphasizes customer service, including the presence of salespeople in the stores, rather than self-service; lay-away plans; and acceptance of merchandise returns for cash or credit within a reasonable time period.


Purchasing

Purchasing is conducted on a departmental basis for each of the Fashion Bug and Catherine's merchandise groups by a staff of buyers supervised by one or more merchandise managers. The Company believes that specialization of buyers within their departments enhances their expertise in obtaining quality merchandise at a cost that will permit attractive selling prices, while obtaining the desired markup for the Company.

The merchandising staff obtains store and chain-wide inventory information generated by merchandise information systems that utilize point-of-sale terminals. Through these terminals, merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted-to-actual sales and make merchandising decisions, as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons.


                                    (5)

During Fiscal 2000, the Company's Fashion Bug stores purchased merchandise from approximately 700 suppliers, none of which accounted for more than 5% of its purchases. Catherine's Stores purchased merchandise from approximately 630 suppliers, none of which accounted for more than 5% of its purchases. The Company purchased approximately 70% of its merchandise in the domestic market on an open account basis, with the remainder being obtained through the Company's sourcing organization. During Fiscal 2000, the Company conducted its sourcing operations in 21 countries through its offices in Hong Kong and Singapore. Merchandise purchases outside the United States are done via letter of credit with third party vendors, with the Company being the importer of record. To date, the Company has not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should political instability result in a disruption of normal activities in a country with which the Company does business, the Company believes it would have adequate alternative sources of supply.


Distribution

For its Fashion Bug stores, the Company operates a distribution center in Greencastle, Indiana. The 150-acre tract of land contains a building of approximately 900,000 square feet. The Company estimates that, by operating multiple shifts, it would have the ability to service over 2,000 stores from this distribution center. For Catherine's Stores, the Company operates a 213,000 square foot distribution center in Memphis, Tennessee, which is designed to handle up to approximately 1,000 stores.

The majority of merchandise purchased by the Company is received at the Greencastle and Memphis facilities, where it is prepared for distribution to the stores. The functions performed at these central facilities include quality control inspection, receiving, ticketing, packing, and shipping. The Company's automated sorting system in these distribution centers enhances the flow of merchandise from receipt to shipment. Merchandise is shipped to each store by trucks operated principally by common carriers. The Company utilizes computerized automated distribution models that enhance the efficiency of the distribution operations. These models enable the distribution operations to build various customer profiles into each store's plan. These profiles determine not only the number of units, but also the type of unit to be distributed to each store.

The Company's merchandise and purchasing strategy, and enhancements to the Company's inventory management, facilitate the timely and orderly purchase and flow of merchandise. This enables the Company's stores to offer fresh product assortments on a regular basis.


Stores

The Company's 1,740 stores (as of January 29, 2000) are primarily located in suburban areas and small towns. Approximately 85% of these stores are located in strip shopping centers, while the balance are located in

                                    (6)
community and regional malls. Typically, stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

The Company's Fashion Bug stores range in size, generally, from 5,000 square feet to 15,000 square feet, averaging approximately 9,000 square feet. The Company's Catherine's Stores range in size, generally, from 2,000 square feet to 8,000 square feet, averaging approximately 4,000 square feet. Total leased space was 12,911,000 square feet as of the end of Fiscal 2000, as compared to 10,462,000 square feet as of the end of the fiscal year ended January 30, 1999 ("Fiscal 1999").

The Company plans to open approximately 115 stores, remodel approximately 50 stores, and relocate approximately 50 stores during the fiscal year ending February 3, 2001 ("Fiscal 2001").

The Company's store openings and closings over the past five fiscal years are set forth in the following table:

                                            Year Ended
                         Jan. 29,  Jan. 30,  Jan. 31,   Feb. 1,   Feb. 3,
                           2000      1999      1998      1997      1996
                           ----      ----      ----      ----      ----
Number of Stores
Open at beginning
  of period..............  1,135     1,135     1,134     1,301     1,428
Opened during period.....     75        65        25         5        47
Acquired during period...    572         0         0         0         0
Closed or combined
  during period..........    (42)      (65)      (24)     (172)     (174)
                           -----     -----     -----     -----     -----
                           1,740     1,135     1,135     1,134     1,301
                           =====     =====     =====     =====     =====

Store Type
Fashion Bug..............  1,185     1,135     1,135     1,134     1,301
Catherine's and
  Modern Woman...........    555         0         0         0         0
                           -----     -----     -----     -----     -----
                           1,740     1,135     1,135     1,134     1,301
                           =====     =====     =====     =====     =====


Store Management and Employees

All stores are operated under the direct management of the Company. Each store has a manager and an assistant manager, who are in daily operational control. The Company has district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each

                                    (7)
district manager has responsibility for an average of approximately 11 stores. Regional managers, who report to a Director of Stores, supervise the district managers. Generally, store managers are appointed from the group of assistant managers, and district managers are appointed from the group of store managers. The Company's policy is to motivate its store personnel through promotion from within, with competitive wages and various incentive, medical, and retirement plans. Store operational and purchasing policies are developed centrally, leaving individual store management with the principal duties of display, selling, and reporting through point-of-sale terminals.

As of the end of Fiscal 2000, the Company employed approximately 18,000 people, which included approximately 11,000 part-time employees. In addition, a number of temporary employees are hired during the Christmas season. Some of the Company's Memphis, Tennessee distribution center employees are represented by the Upholstery and Allied Industries Division of the United Steelworkers of America. The Company and the union have ratified their contract, which expires in 2001. There have been no material effects on the Company's operations to date as a result of the union representation.


Trademarks and Servicemarks

The Company owns, or is in the process of obtaining, all rights to the trademarks and trade names it believes are necessary to conduct its business as presently operated. "Fashion Bug" (R), "Fashion Bug Plus" (R), "Glitter" (R), "Maggie Lawrence" (R), "Stefano" (R), "L.A. Blues" (R), "Catherine's" (R), "PS...Plus Sizes, Plus Savings," "Added Dimensions" (R), "The Answer Large Sizes for Less" (R), "The Answer the Elegant Large-Size Discounter" (R), "CST Studio" (R), "CST Sport," "Maggie Barnes" (R), "Kathy White" (R), "Liz & Me" (R), "AD Sport" (R), "Grove Avenue" (R), "Jon Lawrence" (R), "Capistrano" (R), "Fitting Image" (R), and "Modern Woman"
(R) and several other trademarks and servicemarks of lesser importance to the Company have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company has made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, performance and financial condition. This report includes, in particular, forward-looking statements regarding the Company's expectations of future performance following its acquisitions, restructurings, and expense reduction initiatives, and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding sales and earnings performance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various

                                    (8)
risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, including those identified below.

Dependence on Key Management

The Company's success and its ability to successfully execute its business strategy depends largely on the efforts and abilities of Dorrit J. Bern, the Company's Chairman of the Board, President and Chief Executive Officer, and her management team. The loss of the services of one or more of such key personnel could have a material adverse effect on the Company's business and financial results. The Company does not maintain key-man insurance policies with respect to any of its employees.

Other Factors

Actual results could also differ materially from those currently anticipated due to (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) a further increase in the Federal (or State) Minimum Wage, (v) an acceleration in the rate of business failures in the retail industry, (vi) the loss of certain or all of the collateral pledged under the Company's credit facilities,
(vii) the availability and/or cost of receivables securitization arrangements, (viii) an increase in the rate of bad debt expense among the Company's proprietary credit card customers, (ix) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (x) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (xi) the availability and cost of external financing, (xii) competitive pressures, (xiii) failure to realize merger-related synergies, (xiv) disruptions to operations as a result of Year 2000 compliance issues, and
(xv) the imposition of more onerous payment terms for merchandise purchases. In addition, the market price of the Company's Common Stock, which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to quarter-to-quarter variations in the Company's revenues and earnings, variations in monthly sales figures, and general stock market volatility unrelated to the Company's operating performance.


Item 2.  Properties

The Company leases all store premises, with the exception of 6 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on sales performance, and payment of real estate taxes and common area charges.


                                    (9)

With respect to leased stores open as of January 29, 2000, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

                                   Number
                                 of Leases
                      Period      Expiring
                      ------      --------
                    2000                51
                    2001 - 2005        502
                    2006 - 2010        268
                    2011 - 2015        270
                    2016 - 2020        246
                    2021 - 2025        307
                    Thereafter          96

The Company owns a 900,000 square foot distribution center in Greencastle, Indiana that services the Company's Fashion Bug stores. In 1998, the Company closed its 515,000 square foot distribution center in Bensalem, Pennsylvania in conjunction with the decision to consolidate the Company's distribution center operations in Greencastle. In 1999, the Company sold the Bensalem distribution center, retaining 91,000 square feet of office space under a lease expiring in March 2004.

As a result of the acquisition of Catherine's Stores, the Company owns a 213,000 square foot distribution center that services the Company's Catherine's stores and a buying office in New York City that occupies 13,000 square feet of leased space.

The Company also owns approximately 22 acres in Bensalem, Pennsylvania, with a 145,000 square foot office building housing the Company's data processing facility and additional administrative offices. Spirit of America National Bank, the Company's wholly-owned credit card bank subsidiary, occupies 30,000 square feet of leased office space in Miami Township, Ohio. The Company owns or leases a total of 50,000 square feet of office and warehouse space in Asia.


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

                                   (10)

Item 4a.  Executive Officers of the Registrant

The following list contains certain information relative to Executive Officers of the Company as of April 17, 2000. There are no family relationships among any Executive Officers. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during June 2000, or until their successors are duly elected and qualified.

Dorrit J. Bern, 49, has served as Chairman of the Board of Directors since January 1997. Prior to that, she served as Vice Chairman of the Board of Directors from September 1995 to January 1997. She has also served as President and Chief Executive Officer since September 1995. Prior to that, she served as Group Vice President of Women's Apparel and Home Fashions for Sears, Roebuck & Co. from December 1993 to August 1995. Ms. Bern's term as a Director expires in 2002.

Anthony A. DeSabato, 51, has served as Executive Vice President and Cor-porate Director of Human Resources for more than five years.

Eric M. Specter, 42, has served as Executive Vice President - Chief Financial Officer since January 1997. He also served as Treasurer from February 1998 to March 2000. Prior to that he served as Vice President - Chief Financial Officer from December 1995 to January 1997. Prior to that, he served as Vice President - Corporate Controller for more than five years.

Colin D. Stern, 51, has served as Executive Vice President and General Counsel for more than five years. He has also served as Secretary since February 1998.

Elizabeth Williams, 46, was appointed President of Fashion Bug in December 1999. Prior to that, she served as Executive Vice President -
Merchandising from October 1995 to December 1999. Prior to that, she served as Divisional Vice President - Misses Sportswear and Special Sizes for Sears, Roebuck & Co. from February 1994 to October 1995.

Erna Zint, 56, has served as Executive Vice President - Sourcing since January 1996. Prior to that, she served as Corporate Vice President - Southeast Asia Operations for Leslie Fay Companies, Inc. from December 1990 to December 1995.

Carmen Monaco, 53, has served as Vice President - Marketing since May 1997. Prior to that he served as Senior Vice President - Marketing/Advertising for Goody's Family Clothing Inc. from August 1992 to May 1997.

John J. Sullivan, 53, has served as Vice President - Corporate Controller since October 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer for National Media Corp. from January 1998 to October 1998 and from September 1991 to April 1995, and as Senior Vice President of Administration from April 1995 to January 1998.



                                   (11)

Jeffery A. Warzel, 43, has served as Senior Vice President - Infrastructure Operations and Strategic Planning since January 2000. Prior to that, he served as Vice President - Operations Support and Business Development for Western Auto, a subsidiary of Sears Roebuck & Co. from August 1996 to December 1999. Prior to that, he served as Vice President - Process Improvement for Melville Corporation from 1992 to 1996.

Jonathon Graub, 41, has served as Senior Vice President - Real Estate, since December 1999. Prior to that, he served as Vice President - Real Estate for more than five years.













































                                   (12)

                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

(a)	Principal Market:  The Company's Common Stock is traded on the over-
the-counter market and quoted on the Nasdaq National Market under the symbol CHRS.

(b)	The following table sets forth the high and low sale prices for the
Company's Common Stock during the indicated periods, as reported by Nasdaq.

                   Fiscal 2000          Fiscal 1999
                  High      Low        High      Low
                  ----      ---        ----      ---
1st Quarter.... $4 5/8    $2 13/16   $5 1/8    $4
2nd Quarter....  7 1/16    3 9/16     5 3/4     4 1/2
3rd Quarter....  6 13/16   4 9/16     5         3 1/4
4th Quarter....  8 1/4     5          4 5/8     3 3/8

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

	The approximate number of holders of record of the Company's Common Stock as of April 17, 2000 was 2,383. This number excludes individual stockholders holding stock under nominee security position listings.

(d)	Recent Sales of Unregistered Securities

Not applicable.












                                   (13)

Item 6.  Selected Financial Data

The following table presents selected financial data for the Company for each of the five fiscal years ended as of February 3, 1996 through January 29, 2000. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

                         CHARMING SHOPPES, INC. AND SUBSIDIARIES
                              FIVE-YEAR COMPARATIVE SUMMARY

                                                   Year Ended
(in thousands, except    Jan. 29,      Jan. 30,     Jan. 31,       Feb. 1,     Feb. 3,
per share amounts)         2000(1)       1999         1998          1997       1996(2)
                           -------       ----         ----          ----       -------
Net sales.............. $1,196,529    $1,035,160   $1,016,537    $1,016,297  $1,102,384
Restructuring charge
   (credit)............     (3,471)(3)    54,246(4)         0             0     103,000(5)
Non-recurring gain from
  demutualization of
  insurance company....      6,700(6)          0            0             0           0
Non-recurring gain from
  asset securitization.          0             0       13,018(7)          0           0
Extraordinary gain on
  early retirement
  of debt, net of tax..      1,232             0            0             0           0
Net income (loss)......     45,059       (20,135)      19,334        (7,237)   (139,241)
Basic net income (loss)
  Per share............        .46          (.20)         .18          (.07)      (1.35)
Net income (loss)
  per share, assuming
  dilution.............        .43          (.20)         .18          (.07)      (1.35)
Cash dividends per
  common share(8)......        .00           .00          .00           .00        .045

At year end:
Total assets...........   $784,796      $684,649     $709,738      $710,397    $681,746
Current portion -
  Long-term debt.......      1,920            16           16            16      57,691
Long-term debt.........    105,213       119,475      138,116       138,128      38,102
Working capital........    161,376       192,274      163,208       224,144     199,457
Stockholders' equity...    436,263       353,572      416,810       421,035     419,029

[FN]
(1) Results for the fiscal year ended January 29, 2000 ("Fiscal 2000") include the results of Catherines Stores Corporation, acquired January 7, 2000, and Modern Woman Holdings, Inc., acquired August 2, 1999, from the dates of their respective acquisitions (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Acquisitions" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements -- Acquisitions" below.)

(2) The fiscal year ended February 3, 1996 consisted of 53 weeks.



                                   (14)

(3) During Fiscal 2000, the Company revised its estimates of costs recognized during the fiscal year ended January 30, 1999 ("Fiscal 1999") relating to the closing of the Company's Bensalem distribution center and elimination of the Company's men's business (see note (4) below). As a result, the Company recognized pre-tax restructuring credits of $2,834,000 relating to the closing of the distribution center and $2,096,000 relating to the elimination of the men's business. In addition, the Company recognized a pre-tax restructuring charge of $1,459,000 in Fiscal 2000 in conjunction with the consolidation of the Modern Woman chain of stores into the Catherine's Stores chain. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Acquisitions" and "Results of Operations -- Restructuring Charge (Credit)" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements -- Restructuring Charge (Credit)" below.)

(4) During Fiscal 1999, the Company's Board of Directors approved a restructuring plan in conjunction with the elimination of the Company's men's business, which resulted in a pre-tax charge of $34,000,000. In addition, the Company's Board of Directors approved a restructuring plan in conjunction with the decision to consolidate the Company's distribution center operations, which resulted in a pre-tax charge of $20,246,000. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations -- Restructuring Charge (Credit)" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements -- Restructuring Charge (Credit)" below.)

(5) During the fiscal year ended February 3, 1996, the Company's Board of Directors approved a restructuring plan which resulted in a pre-tax charge of $103,000,000.

(6) During Fiscal 2000, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). The Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations -- Non-recurring Gain from Demutualization of Insurance Company" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements -- Non-recurring Gain from Demutualization of Insurance Company" below).

(7) During the fiscal year ended January 31, 1998 ("Fiscal 1998"), the Company recorded a non-recurring gain of $13,018,000 as a result of the adoption of SFAS No. 125 as related to the sale of credit card receivables during Fiscal 1998 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations -- Non-recurring Gain from Asset Securitization" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements -- Asset Securitization" below).




                                   (15)

(8) On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's revolving credit facility requires that the Company not pay dividends on its Common Stock. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters" above).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. In particular, it includes forward-looking statements regarding sales and earnings performance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in, or miscalculation of, fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (v) competitive pressures, (vi) failure to realize merger-related synergies,
(vii) fluctuations in interest rates, and (viii) disruption to operations as a result of Year 2000 compliance issues. These, and other risks and uncertainties are detailed further in this Item 7, in "Part I, Item 1 -
Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995," and in the Company's reports filed with the Securities and Exchange Commission from time to time.


ACQUISITIONS

On August 2, 1999, the Company completed the acquisition of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $8.7 million net of cash acquired. Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. The acquisition has been accounted for as a purchase, and Modern Woman's

                                   (16)
results of operations are included in the Company's financial statements as of the acquisition date. Prior-period results have not been restated. The fair value of the net assets acquired exceeded the purchase price, and the excess has been applied to reduce the fair value of non-current assets.
The recorded values of assets acquired and liabilities assumed are subject to adjustment, pending final determination of their acquisition values.
The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. The acquisition was financed through the use of internally-generated funds.

On January 7, 2000, the Company completed the acquisition of 100% of the outstanding stock of Catherines Stores Corporation ("Catherine's Stores") for $136.6 million net of cash acquired. The Company also assumed $11.2 million of short-term and long-term debt and capital lease obligations.
The acquisition was funded from the Company's existing cash and available-for-sale securities. Catherine's Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. The Company plans to consolidate its Modern Woman stores into its Catherine's Stores. In addition, the Company expects to realize merger-related cost savings of $4-$5 million in the fiscal year ended February 3, 2001 ("Fiscal 2001") and $8-$10 million in the fiscal year ended February 2, 2002 ("Fiscal 2002"). The acquisition has been accounted for as a purchase, and Catherine's Stores results of operations are included in the Company's financial statements as of the acquisition date. Prior-period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment pending final determination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. The purchase price exceeded the fair value of identifiable net assets acquired, and the excess, approximately $97.7 million, has been accounted for as goodwill, and will be amortized over a 20-year period.

In connection with the consolidation of the Modern Woman stores into Catherine's Stores, the Company recorded a restructuring charge of $1.4 million in the fourth quarter of Fiscal 2000. The restructuring charge was primarily for lease termination costs related to the closing of 11 geographically overlapping Modern Woman stores.

















                                   (17)

RESULTS OF OPERATIONS

Financial Summary

The following table sets forth certain financial data expressed as a per-centage of net sales and on a comparative basis:

                                                     Percentage Increase
                                                          (Decrease)
                        Percentage of Net Sales         From Prior Year
                         Fiscal  Fiscal  Fiscal        Fiscal     Fiscal
                          2000    1999    1998       2000-1999  1999-1998
                          ----    ----    ----       ---------  ---------
Net sales..............  100.0%  100.0%  100.0%         15.6%       1.8%
Cost of goods sold,
  buying, and occupancy   71.4    74.5    76.0          10.9       (0.2)
Selling, general, and
  administrative.......   23.6    23.8    22.9          14.7        5.9
Non-recurring gain from
  demutualization of
  insurance company....    0.6      --      --            **         --
Non-recurring gain from
  asset securitization.     --      --     1.3            --     (100.0)
Restructuring charge
  (credit).............   (0.3)    5.2      --        (106.4)        **
Interest expense.......    0.6     1.0     1.0         (27.3)      (3.3)
Income tax provision
  (benefit)............    2.2    (1.0)    1.0            **         **
Income (loss) before
  extraordinary item...    3.7    (1.9)    1.9            **         **
Gain on early
  retirement of debt,
  net of taxes.........    0.1      --      --            **         --
Net income (loss)......    3.8    (1.9)    1.9            **         **

--------------------
[FN]
**  Not meaningful













                                   (18)

Net Sales

The following table sets forth certain information related to the Company's net sales:

                                         Year Ended           Year Ended
                                      January 29, 2000     January 30, 1999
                                      ----------------     ----------------
                                      Fiscal   Fourth      Fiscal   Fourth
                                       Year    Quarter      Year    Quarter
                                       ----    -------      ----    -------
Increase (decrease) in comparable
  Fashion Bug store sales (1)........  8.7%      11.1%     (0.3%)    (4.1%)
Sales from new Fashion Bug stores as
  a percentage of total prior-period
  sales..............................  5.2%       7.3%      4.1%      4.3%
Sales from Catherine's and Modern
  Woman stores as a percentage of
  total prior-period sales (2).......  5.6%      13.8%       --        --
Prior-period sales from closed
  Fashion Bug stores as a percentage
  of total prior-period sales........ (3.6%)     (3.7%)    (2.0%)    (2.7%)
Increase (decrease) in total sales... 15.6%      28.0%      1.8%     (2.4%)

--------------------
[FN]
(1) Sales from stores in operation during the same weeks of each period.

(2) Sales from stores acquired during the year ended January 29, 2000 from their dates of acquisition (see "ACQUISITIONS" above).


Net sales for the fiscal year ended January 29, 2000 ("Fiscal 2000") totaled $1,196,529,000 as compared to net sales of $1,035,160,000 for the year ended January 30, 1999 ("Fiscal 1999") and net sales of $1,016,537,000 for the fiscal year ended January 31, 1998 ("Fiscal 1998"). Net sales for the fourth quarter of Fiscal 2000 totaled $348,370,000 as compared to net sales of $272,229,000 for the fourth quarter of Fiscal 1999 and net sales of $278,950,000 for the fourth quarter of Fiscal 1998. Net sales for Fiscal 2000 include the results of the Modern Woman and Catherine's Stores chains from the dates of their respective acquisitions.

During Fiscal 2000, increases in comparable Fashion Bug store sales were achieved in sportswear, coats, intimate apparel, accessories, and girls, as customers responded favorably to the Company's merchandise offerings throughout the year. The Fiscal 1999 decreases in comparable store sales were primarily attributable to the elimination of men's merchandise from the Company's stores (see "Restructuring Charge (Credit) - STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S

                                   (19)

FASHION BUG STORES" below). Excluding men's merchandise, comparable store sales increased 3.2% in Fiscal 1999 and 1.6% in the fourth quarter of Fiscal 1999. These increases were achieved in the Company's core merchandising departments, including sportswear, dresses, footwear, intimate apparel, and girls clothing. The number of retail stores in operation was 1,740 at the end of Fiscal 2000 including the acquired Catherine's and Modern Woman stores, and 1,135 at the end of both Fiscal 1999 and Fiscal 1998.

Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 3.1% in Fiscal 2000 as compared to the prior year. Cost of goods sold as a percentage of sales decreased 1.7% in Fiscal 2000 as compared to Fiscal 1999. The improvement in merchandise margins was primarily a result of reduced levels of markdowns and reductions in store-wide promotions in the current year. Merchandise margins also benefited from a reduction in inventory shrinkage costs. Buying and occupancy expenses as a percentage of sales decreased 1.4% in Fiscal 2000 as compared to the prior year primarily as a result of cost savings from consolidation of the Company's distribution centers and the leveraging effect of increased sales volume on relatively fixed store occupancy and buying expenses. Cost of goods sold, buying, and occupancy expenses for Fiscal 2000 include the results of the Modern Woman and Catherine's Stores chains from the dates of their respective acquisitions.

Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 2.6% in the fourth quarter of Fiscal 2000 as compared to the corresponding period of Fiscal 1999. Cost of goods sold as a percentage of sales decreased 1.5% in the fourth quarter of Fiscal 2000 as compared to the fourth quarter of Fiscal 1999. This decrease was primarily attributable to improvements in gross margins as a result of reduced levels of markdowns as compared to the prior year and a reduction in inventory shrinkage costs. Buying and occupancy expenses in the fourth quarter of Fiscal 2000 expressed as a percentage of sales decreased 1.1% in the fourth quarter of Fiscal 2000 as compared to the fourth quarter of Fiscal 1999. The decrease was a result of the leveraging effect of increased sales volume on relatively fixed store occupancy and buying expenses. Cost of goods sold, buying, and occupancy expenses for the fourth quarter of Fiscal 2000 include the results of the Modern Woman and Catherine's Stores chains from the dates of their respective acquisitions.

Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.5% in Fiscal 1999 as compared to Fiscal 1998. Cost of goods sold as a percentage of sales decreased 1.1% in Fiscal 1999 as compared to Fiscal 1998. The decrease was primarily due to customer response to the Company's merchandise offerings, which resulted in lower merchandise markdowns as compared to the prior year. Increased markdowns on sales of remaining men's merchandise had a marginally negative effect on gross margin. Buying and occupancy expenses decreased 0.4% as a percentage of sales in Fiscal 1999 as compared to the prior year as a result of a reduction in store occupancy expenses, primarily depreciation and utility costs.


                                   (20)

Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.2% in the fourth quarter of Fiscal 1999 as compared to the corresponding period of Fiscal 1998. The decrease as a percentage of sales was attributable to improvements in gross margins as a result of the elimination of men's merchandise from the Company's stores and a reduction in inventory shrinkage costs. Buying and occupancy expenses in the fourth quarter of Fiscal 1999 and the fourth quarter of Fiscal 1998 were constant as a percent of sales.

Selling, General, and Administrative

Selling, general, and administrative expenses expressed as a percentage of
sales decreased 0.2% in Fiscal 2000 as compared to Fiscal 1999.   This
decrease was primarily attributable to the leveraging effect of the increase in sales volume on relatively fixed general and administrative expenses. Selling expenses were constant as a percentage of sales. Increases in payroll costs, store incentive programs, and certain volume-related expenses, and inclusion of expenses incurred by Modern Woman, were offset by the leveraging effect of increased sales volume. Selling, general, and administrative expenses for the fourth quarter of Fiscal 2000 increased 0.2% as a percentage of sales as compared to the fourth quarter of Fiscal 1999, primarily as a result of the inclusion of expenses incurred by Modern Woman and Catherine's Stores.

Selling, general, and administrative expenses expressed as a percentage of sales increased 0.9% in Fiscal 1999 as compared to Fiscal 1998. This increase was primarily attributable to increased advertising expenses as a result of the Company's new television and radio campaign and the impact of Federal minimum wage legislation on store operations. Selling expenses for Fiscal 1998 were adversely impacted by higher levels of delinquencies within the Company's securitized proprietary credit card receivables portfolio. This adverse impact was partially offset by reduced expenses related to the servicing of the credit card operations.

Restructuring Charge (Credit)

STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34.0 million. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. The restructuring charge included a $10.0 million non-cash write-down of store fixtures and improvements, accruals of $19.7 million for terminations and amendments of store leases and renovation of vacated store space and $4.3 million for other costs, including severance for approximately 650 employees. As of January 29, 2000, the following payments had been charged against the accruals: $13.0 million for lease terminations and amendments and renovations, and $2.2 million for severance for approximately 590 employees and other costs.




                                   (21)

During Fiscal 2000, the Company closed 19 stores and completed the downsizing of 42 stores in connection with the plan. To-date, 71 stores have been closed in connection with the plan. In addition, 72 stores have been downsized to-date and 29 stores are under contract for downsizing in Fiscal 2001. Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been re-merchandised. In the fourth quarter of Fiscal 2000, the Company revised its estimates of costs relating to the plan that were recognized during Fiscal 1999. As a result, the Company recognized a pre-tax restructuring credit of $2.1 million.

DISTRIBUTION CENTER RESTRUCTURING

In December 1998, the Company consolidated its distribution center operations in its Greencastle, Indiana distribution center and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20.2 million during Fiscal 1999. The restructuring charge included an $18.0 million write-down of the cost of the Bensalem facilities to a net realizable value of $5.7 million, based on an independent appraisal. The restructuring charge also included accruals of $1.5 million for severance costs resulting from a workforce reduction of approximately 100 employees and $0.7 million for other non-recurring costs relating to the closure. The Bensalem distribution center closed on December 10, 1998, and the facilities were held for sale. During Fiscal 2000, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2.8 million in Fiscal 2000, which primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

CLOSING OF MODERN WOMAN STORES

In the fourth quarter of Fiscal 2000, the Company recorded a restructuring charge of $1.4 million in connection with the consolidation of the Modern Woman stores into the Catherine's Stores division (see "ACQUISITIONS" above). The restructuring charge was primarily for lease termination costs related to the closing of 11 geographically overlapping Modern Woman stores.

Non-recurring Gain From Demutualization of Insurance Company

During Fiscal 2000, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations, and subsequently sold the securities received.




                                   (22)

Non-recurring Gain From Asset Securitization

The Company securitizes all of its Fashion Bug proprietary credit card receivables in the public and private markets. In each securitization, credit card receivables are transferred to a trust, which issues certificates representing ownership interest in the trust to institutional investors. The Company retains a participation interest in the trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The Company is subject to certain recourse provisions in connection with securitizations entered into prior to January 1, 1997 and has established reserves relating to these provisions.

The Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in January 1997. SFAS No. 125 establishes the accounting for certain financial asset transfers, including securitization transactions. For transfers that result in the recognition of a sale, SFAS No. 125 requires that assets obtained and liabilities incurred by transferors are to be measured at fair value. In conjunction with the sale of $83.5 million of credit card receivables during Fiscal 1998, the Company evaluated the fair value of its participation interest and related recourse provisions in these securitizations. As a result of such evaluation, the Company recognized a non-recurring gain of $13.0 million in Fiscal 1998.

Interest Expense

Interest expense decreased in Fiscal 2000 as compared to Fiscal 1999 and decreased in Fiscal 1999 as compared to Fiscal 1998. The decreases were a result of the Company's repurchases during Fiscal 2000 and Fiscal 1999 of $23.3 million and $18.6 million aggregate principal amount, respectively, of its 7.5% Convertible Subordinated Notes due 2006.

Other Income

Other income expressed as a percentage of sales decreased 0.7% in Fiscal 2000 as compared to Fiscal 1999. The decrease was primarily a result of a decrease in interest income from the Company's available-for-sale securities and realized losses from sales of available-for-sale securities during Fiscal 2000. The Company utilized proceeds from the sale of a portion of its available-for-sale securities for the acquisitions of Modern Woman and Catherine's Stores in the latter part of Fiscal 2000 and to repurchase portions of the Company's convertible notes and common stock during Fiscal 1999 and Fiscal 2000. The decrease in other income was partially offset by the decrease in interest expense that resulted from the repurchases of the convertible notes. Other income increased in Fiscal 1999 as compared to Fiscal 1998 primarily as the result of increased interest income from higher levels of investments in available-for-sale securities.






                                   (23)

Income Tax Provision (Benefit)

The income tax provision for Fiscal 2000 was $26.9 million, resulting in a 38% effective tax rate, as compared to an income tax benefit for Fiscal 1999 of $10.9 million, resulting in a (35%) effective tax rate. The change in the effective tax rate from Fiscal 1999 to Fiscal 2000 is primarily attributable to a non-recurring provision of $2.0 million in Fiscal 2000 related to one of the Company's employee insurance programs.

The income tax provision for Fiscal 1998 was $10.1 million, resulting in a 34.3% effective tax rate. The change in the effective tax rate from Fiscal 1998 to Fiscal 1999 is primarily attributable to decreases in state and foreign income taxes and an increase in non-deductible permanent differences relating to certain Company-owned life insurance policies (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Income Taxes" below).

Gain on Early Retirement of Debt

During Fiscal 2000, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21.0 million. The notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.

Performance Analysis

The following ratios measure the Company's overall performance as shown by the return on average stockholders' equity and return on average total assets.

                                             Fiscal   Fiscal   Fiscal
                                              2000     1999     1998
                                              ----     ----     ----
Including Restructuring Charge (Credit) and
  Non-recurring Items:
Net return on average stockholders' equity.. 11.0%    (5.0)%    4.6%
Net return on average total assets..........  6.1%    (2.9)%    2.7%

Excluding Restructuring Charge (Credit) and
  Non-recurring Items:
Net return on average stockholders' equity..  9.0%      3.7%    2.6%
Net return on average total assets..........  5.3%      2.2%    1.5%








                                   (24)

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's primary sources of working capital are cash flow from operations, its proprietary credit card receivables securitization agreements, its investment portfolio, and its $150 million revolving credit facility described below. The following table highlights certain information related to the Company's liquidity and capital resources:

                                  Fiscal     Fiscal     Fiscal
(dollars in thousands)             2000       1999       1998
                                   ----       ----       ----
Working capital................  $161,376   $192,274   $163,208
Cash and cash equivalents......    34,299     43,789     12,349
Available-for-sale securities..   115,829    246,625    292,100
Cash provided by
  operating activities.........    57,894     63,371     83,484
Current ratio..................       1.7        2.1        2.1
Debt to equity ratio...........      24.1%      31.2%      33.1%

The Company's cash flow from operations decreased $5.5 million in Fiscal 2000 as compared to Fiscal 1999. The decrease resulted primarily from payments related to restructurings (see "RESULTS OF OPERATIONS -- Restructuring Charge (Credit)" above) and an increase in inventories, net of accounts payable, partially offset by an increase in net income.

The Company's cash flow from operations decreased $20.1 million in Fiscal 1999 as compared to Fiscal 1998. The decrease resulted primarily from the following: (i) payments related to restructurings; (ii) a smaller decrease in inventories, net of accounts payable, in Fiscal 1999 as compared to Fiscal 1998; (iii) net payments for income taxes; and (iv) payments of accrued expenses.

On August 2, 1999, the Company completed the acquisition of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $8.7 million, net of cash acquired of $1.1 million. The acquisition has been accounted for as a purchase, and Modern Woman's assets and liabilities are included in the Company's balance sheet at January 29, 2000.

On January 7, 2000, the Company completed the acquisition of 100% of the outstanding stock of Catherines Stores Corporation ("Catherine's Stores") for $21 per share. The total cost of the acquisition was approximately $136.6 million, net of cash acquired of $18.3 million. The Company also assumed $11.2 million of short-term and long-term debt and capital lease obligations. The acquisition was funded from the Company's existing cash and available-for-sale securities. The acquisition has been accounted for


                                   (25)
as a purchase, and Catherine's Stores assets and liabilities are included in the Company's balance sheet as of January 29, 2000. (See "Acquisitions" above).

In July 1996, the Company completed a public offering of $138 million aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at a conversion price of $7.46 per share. The Notes are redeemable, at the Company's option, at declining redemption prices starting on July 15, 1999 at 103.75% of principal and decreasing to 100% after July 15, 2005. Holders of the Notes may require the Company to repurchase some or all of the Notes under certain circumstances involving a change in control of the Company. During Fiscal 1999, the Company repurchased $18.6 million aggregate principal amount of the Notes, which had a net carrying value of $18.3 million as of the date of purchase, at a total cost of $17.8 million. During Fiscal 2000, the Company repurchased an additional $23.3 million aggregate principal amount of the Notes, which had a net carrying value of $22.9 million as of the date of purchase, at a total cost of $21.0 million. The Company will continue to evaluate market conditions to determine if additional Notes will be repurchased during Fiscal 2001.

As part of the acquisition of Catherine's Stores, the Company assumed a 7.5% Mortgage Note (the "Mortgage Note") and certain capital lease obligations. The mortgage financing agreement provides for a $6.9 million mortgage facility with a seven-year term and a 20-year amortization period. The Mortgage Note is secured by land and buildings at the Memphis, Tennessee office of Catherine's Stores. The capital leases are for data processing and point-of-sale equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the point-of-sale equipment), renewing the
leases, or returning the equipment to the lessor.   The Company has debt
maturity payments of $1.9 million in Fiscal 2001, which are primarily for amounts due under the Mortgage Note and the capital lease obligations.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 2001, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchandise inventory, furniture and fixtures within retail stores, and certain other Company assets. As of the end of Fiscal 2000, the availability under the facility was approximately $105.8 million, against which the Company had outstanding letters of credit of $34.3 million.
There were no cash borrowings outstanding under the agreement as of the end of Fiscal 2000. The agreement requires that, among other things, the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock.

At the time of its acquisition by the Company, Catherine's Stores was a party to a bank credit agreement that provided for a maximum working capital availability of $19.5 million, including a swing line of credit of

                                   (26)

$3 million. The agreement was secured by substantially all of Catherine's Stores assets except for inventory and assets securing the 7.5% mortgage note discussed above. Amounts available under the agreement were based on the amounts of Catherine's Stores inventories and receivables. The working capital facility could also be used to fund letters of credit. As a result of the Company's acquisition of Catherine's Stores, the bank providing the agreement has extended the term of the agreement to April 27, 2000. At January 29, 2000, the combined availability under the working capital and swing line facilities was approximately $13.4 million, after considering outstanding letters of credit of $6.1 million. The Company is currently negotiating the extension of this agreement. Should this agreement not be extended, Catherine's Stores will have adequate working capital available to meet its needs from internally-generated funds.

As a result of the acquisition of Modern Woman, the Company also has access to a working capital line of credit with a maximum availability of $10 million. As of January 29, 2000, $5 million was available under this agreement to fund letters of credit, against which the Company had outstanding letters of credit of $350 thousand. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5 million of available-for-sale securities.

The Company's Board of Directors has approved the repurchase of up to 20,000,000 shares of the Company's Common Stock. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. During Fiscal 2000, the Company repurchased 245,000 shares at an aggregate cost of $1.4 million. During Fiscal 1999, the Company repurchased 3,130,000 shares at an aggregate cost of $14.0 million. During Fiscal 1998, the Company repurchased 5,580,000 shares at an aggregate cost of $25.4 million. The Company will continue to evaluate market conditions to determine if additional shares will be repurchased during Fiscal 2001.

The Company has formed a trust to which the Company's credit card bank has transferred, at face value, its interest in receivables created under the Company's Fashion Bug proprietary credit card program. The Company, together with the trust, has entered into various agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins whereby the principal payments are made to the party with whom the trust has entered into the securitization agreement.

During Fiscal 2000, the Company, through the trust, completed an offering of $150 million of asset-backed certificates with a five-year term to replace its five-year facility that matured in April 1999.

The Company securitized $398.6 million and $360.7 million of credit card receivables in Fiscal 2000 and Fiscal 1999, respectively, and had $285.8 million of credit card receivables under securitizations outstanding as of January 29, 2000, of which the Company retained an interest equal to $41.2 million (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements - Asset Securitization" below).



                                   (27)

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

If such securitization agreements were to become unavailable to the Company or prohibitively expensive, this could have a material adverse effect on the Company's results of operations and financial position. The Company receives loan servicing proceeds from the Charming Shoppes Master Trust representing income from credit card finance charge income and fees in excess of interest paid to certificate holders, credit losses, and other expenses. As a result, although the Company's securitization agreements provide for the Company to continue to service the credit card receivables and control credit policy, a significant decrease in loan servicing proceeds could have a material adverse effect on the Company's results of operations. A significant decrease in loan servicing proceeds could result from increases in interest paid to certificate holders, credit losses, or other expenses.

Charming Shoppes Receivables Corp. and Charming Shoppes Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special purpose corporations. At January 29, 2000, Charming Shoppes Receivables Corp. had $29.5 million of Charming Shoppes Master Trust Certificates and Charming Shoppes Street, Inc. had $610 thousand of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counter-party non-performance.

The Company has historically entered into interest-rate swap and interest-rate cap agreements to reduce the impact of increases in interest rates on the Company's floating-rate credit card securitizations. The Company has entered into interest-rate cap agreements with an aggregate notional amount of $83.5 million and $243.5 million as of the end of Fiscal 2000 and Fiscal 1999, respectively. On September 15, 1999, the Company entered into an interest rate swap with a notional amount of $50 million. Under the terms of the swap agreement, the Company may be required to pledge certain assets if the market value of the interest rate swap falls below an amount set forth in the agreement. As of January 29, 2000, there were no pledged amounts required under the terms of the agreement. The Company recognizes interest rate payments it makes to the swap counter-party as expenses in the period incurred. The Company paid $142 thousand to the swap counter-party during Fiscal 2000. The interest rate swap expires on October 15, 2004. The Company had no interest-rate swap agreements in effect during



                                   (28)

Fiscal 1999 or Fiscal 1998 (see "Item 8, Financial Statements and
Supplementary Data; Notes to Consolidated Financial Statements - Derivative Financial Instruments Held For Purposes Other Than Trading" below).

The Company has a non-recourse agreement to permit a third party to provide an accounts receivable proprietary credit card sales funding program for its Catherine's Stores, which expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts. The agreement may require the Company to repurchase receivables from the third party under certain conditions relating to a change in control of the Company. Net proceeds received for the month of January 2000 (which approximates the period subsequent to the Company's acquisition of Catherine's Stores), were approximately $6.6 million. The net balance of accounts receivable held by the third party was approximately $93.6 million at January 29, 2000.

Capital expenditures amounted to $39.2 million, $32.4 million, and $22.0 million in Fiscal 2000, 1999, and 1998, respectively. In Fiscal 2000, these expenditures were primarily for the construction, remodeling, and fixturing of new and existing retail stores, loss-prevention equipment, systems technology, and expansion of the Company's Greencastle, Indiana distribution center. In Fiscal 1999, such expenditures were primarily for leasehold improvements and fixtures for new stores, the remodeling and fixturing of existing retail stores, systems technology, and loss prevention equipment. In Fiscal 1998, such expenditures were for leasehold improvements and fixtures for new stores, the remodeling and fixturing of existing stores, the acquisition of leases for stores opened during Fiscal 1999, loss prevention equipment, and systems technology.

During Fiscal 2001, the Company anticipates capital expenditures of approximately $65 million, which are intended principally for (i) construction and fixturing of new stores, (ii) remodeling and fixturing of existing retail stores, and (iii) investments in management information systems technology and distribution centers. The Company also anticipates entering into a lease for new point-of-sale equipment for the Fashion Bug chain. The total commitment under the lease is expected to be approximately $25 million, to be paid over a five-year period. The Company plans to open approximately 115 new stores, remodel approximately 50 stores, and relocate approximately 50 stores during Fiscal 2001. It is anticipated that the funds required for capital expenditures will be financed principally through internally- generated funds.

During Fiscal 1999, the Company recorded total restructuring charges of $54.2 million. During Fiscal 2000, the Company recognized credits of $4.9 million for revisions of the estimated charges recorded in 1999, and recognized a restructuring charge of $1.4 million. As of January 29, 2000, the Company had approximately $8.3 million of accrued, unpaid restructuring costs. These costs, the majority of which the Company expects to pay by the end of Fiscal 2001, are included in current liabilities. It is anticipated that the funds required for payments of the accrued restructuring costs will be financed principally through internally-


                                   (29)
generated funds. See "Results of Operations -- Restructuring Charge (Credit)" above, and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements -- Restructuring Charge (Credit)" below.

The Company has not paid cash dividends since Fiscal 1996. On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. In addition, the Company's $150 million revolving credit facility (discussed above) requires that the Company not pay dividends on its Common Stock during the term of such agreement.

The Company believes that cash flow from operations, its proprietary credit card receivables securitization agreements, its investment portfolio, and its revolving credit facilities are sufficient to support current operations.

Impact of Year 2000

The Year 2000 computer problem can occur when a computer that has been programmed to store dates as two-digit numbers rather than four-digit numbers cannot properly recognize dates beyond 1999. Computer calculations using such two-digit dates may inaccurately interpret a date stored as "00" as the year 1900 rather than the year 2000, possibly resulting in incorrect calculations, execution of faulty logic, or outright system failure. Beginning in 1997, the Company implemented a program to remediate and test its computer systems in order to minimize the potential for Year 2000 computer problems.

The Company has not experienced any significant adverse consequences to-date as a result of the Year 2000 problem, and does not anticipate any significant impact on future operations. The Company does not sell products which use computer systems, embedded chip technology, or other devices that may be sensitive to dates. The Company is a retailer of women's apparel, and does not rely on a single customer for any significant amount of sales. However, it is possible that the full impact of the Year 2000 problem has not yet been fully recognized. Issues related to the Year 2000 problem could still occur during quarterly or annual financial closings. In addition, the Company's vendors or suppliers could still be adversely affected by Year 2000 problems. The Company's management believes that any such problems would most likely be minor and correctable. The Company is not currently aware of any Year 2000 problems affecting its vendors or suppliers.

The Company accelerated the receipt of inventories from January 2000 to December 1999, and shipped additional merchandise to its stores in anticipation of potential Year 2000 problems.

The total cost of implementing the Company's Year 2000 readiness program was approximately $6.0 million, of which approximately $0.9 million was for replacement systems and the remainder was for remediation and upgrade costs. Of the total Year 2000 costs, $3.6 million were incurred in Fiscal


                                   (30)
year 2000. The Company funded the Year 2000 readiness program from operating cash flows. The Company did not delay any significant information technology projects as a result of its Year 2000 compliance effort.

Market Risk

The Company manages its Fashion Bug proprietary credit card program through various operating entities that are wholly owned by the Company. The primary activity of these entities is to service the proprietary credit card portfolio, the balances of which are sold under a credit card securitization program. Under the securitization program, the Company may be exposed to fluctuations in interest rates to the extent that a portion of the investor certificates are floating-rate instruments.

The Company manages its interest rate risk through the use of derivative instruments. The Company regularly monitors interest rate fluctuations and business implications surrounding interest rate changes, especially related to the management of its Fashion Bug proprietary credit card program, which is securitized. As of January 29, 2000, the Company had rate exposure to floating-rate instruments representing approximately $209.8 million, or approximately 73% of all securitized assets under the program.

The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. In addition, the Company has entered into an interest rate swap that limits the Company's exposure to rising interest rates should interest rates increase to a rate above the agreement's specified rate.

The interest rate swap may subject the Company to market risk associated with changes in interest rates, as well as the risk of default by a counter-party to the agreement. Under the terms of the swap agreement, the Company may be required to pledge certain assets if the market value of the interest rate swap falls below an amount set forth in the agreement. As of January 29, 2000, there were no pledged amounts required under the terms of the agreement.

To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2001, an increase of approximately $500 thousand in selling, general, and administrative expenses would result.

The Company is not subject to material foreign exchange risk, as the Company's foreign transactions are primarily U. S. Dollar-denominated and the Company's foreign operations do not constitute a material part of its business.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk," above.

                                   (31)

Item 8.  Financial Statements and Supplementary Data


             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 29, 2000 and January 30, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.




                                                          ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 9, 2000








                                   (32)

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                   January 29,  January 30,
(dollars in thousands)                                 2000         1999
                                                       ----         ----
ASSETS
Current Assets
Cash and Cash Equivalents........................... $ 34,299     $ 43,789
Available-for-Sale Securities, Including Fair
  Value Adjustments of $0 as of January 29,
  2000 and $19 as of January 30, 1999...............   41,339      100,743
Merchandise Inventories.............................  260,792      171,327
Deferred Taxes......................................   10,801       15,194
Prepayments and Other...............................   47,090       30,487
                                                     --------     --------
Total Current Assets................................  394,321      361,540
                                                     --------     --------
Property, Equipment, and Leasehold
  Improvements - at Cost............................  450,401      391,152
Less: Accumulated Depreciation and Amortization.....  259,477      236,569
                                                     --------     --------
Net Property, Equipment, and Leasehold Improvements.  190,924      154,583
                                                     --------     --------
Available-for-Sale Securities, Including Fair Value
  Adjustments of ($2,222) as of January 29, 2000
  and $389 as of January 30, 1999...................   74,490      145,882
Goodwill............................................   97,405            0
Other Assets........................................   27,656       22,644
                                                     --------     --------
Total Assets........................................ $784,796     $684,649
                                                     ========     ========

[FN]
See Notes to Consolidated Financial Statements.














                                   (33)

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Continued)


                                                   January 29,  January 30,
(dollars in thousands except per share amounts)        2000         1999
                                                       ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable.................................... $ 88,721    $ 61,806
Accrued Expenses....................................  134,033      84,444
Income Taxes Payable................................        0       4,552
Accrued Restructuring Expenses......................    8,271      18,448
Current Portion -- Long-Term Debt...................    1,920          16
                                                     --------    --------
Total Current Liabilities...........................  232,945     169,266
                                                     --------    --------

Deferred Taxes......................................   10,375      12,336

Long-Term Debt......................................  105,213     119,475

Stockholders' Equity
Common Stock $.10 Par Value
  Authorized - 300,000,000 Shares
  Issued - 109,639,425 Shares and 106,830,596 Shares   10,964      10,683
Additional Paid-In Capital..........................   76,125      64,924
Treasury Stock at Cost - 8,955,000 Shares and
   8,710,000 Shares.................................  (40,824)    (39,405)
Deferred Employee Compensation......................   (1,792)     (1,051)
Accumulated Other Comprehensive Income (Loss).......   (1,423)        267
Retained Earnings...................................  393,213     348,154
                                                     --------    --------
Total Stockholders' Equity..........................  436,263     383,572
                                                     --------    --------
Total Liabilities and Stockholders' Equity.......... $784,796    $684,649
                                                     ========    ========

[FN]
See Notes to Consolidated Financial Statements.

                        CHARMING SHOPPES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                  Year Ended
(in thousands except                                 January 29,  January 30,  January 31,
per share amounts)                                      2000         1999         1998
                                                        ----         ----         ----
Net Sales........................................... $1,196,529   $1,035,160   $1,016,537
Other Income........................................      8,993       16,003       15,986
                                                     ----------   ----------   ----------
Total Revenue.......................................  1,205,522    1,051,163    1,032,523
                                                     ----------   ----------   ----------
Cost of Goods Sold, Buying, and Occupancy Expenses..    854,774      771,107      772,709
Selling, General, and Administrative Expenses.......    282,932      246,747      233,020
Restructuring Charge (Credit).......................     (3,471)      54,246            0
Non-recurring Gain from Demutualization of
  Insurance Company.................................     (6,700)           0            0
Non-recurring Gain from Asset Securitization........          0            0      (13,018)
Interest Expense....................................      7,308       10,052       10,390
                                                     ----------   ----------   ----------
Total Expenses......................................  1,134,843    1,082,152    1,003,101
                                                     ----------   ----------   ----------
Income (Loss) Before Income Taxes
  and Extraordinary Item............................     70,679      (30,989)      29,422
Income Tax Provision (Benefit)......................     26,852      (10,854)      10,088
                                                     ----------   ----------   ----------
Income (loss) Before Extraordinary Item.............     43,827      (20,135)      19,334
Extraordinary Item - Gain on Early Retirement of
  Debt, Net of Income Taxes of $664.................      1,232            0            0
                                                     ----------   ----------   ----------
Net Income (Loss)...................................     45,059      (20,135)      19,334
                                                     ----------   ----------   ----------
Other Comprehensive Income (Loss), Net of Tax:
Unrealized (Losses) Gains on Available-for-Sale
  Securities, Net of Income Tax Benefit (Expense) of
  $214 in 2000, ($86) in 1999, and ($158) in 1998...       (343)         164          244
Reclassification of Realized Gains on Available-for-
  Sale Securities Included in Net Income, Net of
  Income Tax Expense of $726 in 2000, $124 in 1999
  and $38 in 1998...................................     (1,347)        (229)         (71)
                                                     ----------   ----------   ----------
Total Other Comprehensive Income (Loss).............     (1,690)         (65)         173
                                                     ----------   ----------   ----------
Comprehensive Income (Loss)......................... $   43,369   $  (20,200)  $   19,507
                                                     ==========   ==========   ==========
Basic Net Income (Loss) per Share:
  Before Extraordinary Item.........................      $ .45        $(.20)       $ .18
  Extraordinary Item................................        .01          .00          .00
                                                          -----        -----        -----
  Net Income (Loss).................................      $ .46        $(.20)       $ .18
                                                          =====        =====        =====
Diluted Net Income (Loss) per Share:
  Before Extraordinary Item.........................      $ .42        $(.20)       $ .18
  Extraordinary Item................................        .01          .00          .00
                                                          -----        -----        -----
  Net Income (Loss).................................      $ .43        $(.20)       $ .18
                                                          =====        =====        =====

[FN]
See Notes to Consolidated Financial Statements.

                                   (35)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    Additional
                                   Common Stock       Paid-in       Treasury Stock
(dollars in thousands)         Shares       Amount    Capital     Shares      Amount
                               ------       ------    -------     ------      ------
Balance, February 1, 1997... 105,470,251   $10,547    $62,818            0   $      0
Issued to Employees, Net....     286,627        29        (23)
Exercise of Stock Options...     492,507        49      1,302
Purchases of Treasury Stock.                                    (5,580,000)   (25,382)
Tax Expense - Employee Stock
  Programs..................                              (78)
                             -----------   -------    -------    ---------   --------
Balance, January 31, 1998... 106,249,385    10,625     64,019   (5,580,000)   (25,382)
Issued to Employees, Net....     106,150        11        860
Exercise of Stock Options...     475,061        47        434
Purchases of Treasury Stock.                                    (3,130,000)   (14,023)
Tax Expense - Employee Stock
  Programs..................                             (389)
                             -----------   -------    -------    ---------   --------
Balance, January 30, 1999... 106,830,596    10,683     64,924   (8,710,000)   (39,405)
Issued to Employees, Net....     354,620        36      1,575
Exercise of Stock Options...   2,454,209       245      7,578
Purchases of Treasury Stock.                                      (245,000)    (1,419)
Tax Benefit - Employee Stock
  Programs..................                            2,048
                             -----------   -------    -------    ---------   --------
Balance, January 29, 2000... 109,639,425   $10,964    $76,125   (8,955,000)  $(40,824)
                             ===========   =======    =======    =========   ========


                                            Accumulated
                              Deferred         Other
                              Employee     Comprehensive     Retained
(in thousands)              Compensation   Income (Loss)     Earnings
                            ------------   -------------     --------
Balance, February 1, 1997...   $(1,444)       $   159        $348,955
Issued to Employees, net....      (347)
Amortization................       718
Unrealized Gains, Net of
  Income Taxes of $120......                      173
Net Income..................                                   19,334
                               -------        -------        --------
Balance, January 31, 1998...    (1,073)           332         368,289
Issued to Employees, net....      (688)
Amortization................       710
Unrealized Losses, Net of
  Tax Benefit of $38........                      (65)
Net Loss....................                                  (20,135)
                               -------        -------        --------
Balance, January 30, 1999...    (1,051)           267         348,154
Issued to Employees, net....    (1,488)
Amortization................       747
Unrealized Losses, Net of
  Tax Benefit of $940.......                   (1,690)
Net Income..................                                   45,059
                               -------        -------        --------
Balance, January 29, 2000...   $(1,792)       $(1,423)       $393,213
                               =======        =======        ========

[FN]
See Notes to Consolidated Financial Statements.

                                   (36)

                       CHARMING SHOPPES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year Ended
                                                     January 29,  January 30,  January 31,
(in thousands)                                          2000         1999         1998
                                                        ----         ----         ----
Operating Activities
Net Income (Loss)................................... $  45,059    $ (20,135)   $  19,334
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided By Operating Activities:
  Depreciation and Amortization.....................    32,650       35,091       40,810
  Amortization of Goodwill..........................       302            0            0
  Deferred Income Taxes, Net of Acquisitions........    18,250      (14,099)       5,401
  Non-recurring Gain from Demutualization of
    Insurance Company...............................    (6,700)           0            0
  Non-recurring Gain from Asset Securitization......         0            0      (13,018)
  Write-down of Capital Assets due to Restructuring.         0       27,969            0
  Net (Gain) Loss from Disposition of Capital Assets    (1,469)       3,139       (2,107)
  Tax Benefit (Expense) Related to Stock Plans......     2,048         (389)         (78)
  Net (Gain) Loss on Sale of Available-for-Sale
    Securities......................................     4,627         (353)        (109)
  Net Gain on Repurchase of Notes...................    (1,896)        (466)           0
  Changes in Operating Assets and Liabilities, Net
    of Acquisitions:
    Income Tax Refund Receivable....................         0            0        3,836
    Merchandise Inventories.........................   (29,703)       4,458       18,192
    Accounts Payable................................    (1,797)       8,183       (1,878)
    Prepayments and Other...........................    (5,097)       1,563       (2,266)
    Accrued Expenses................................    16,349        1,533        9,364
    Income Taxes Payable............................    (4,552)      (1,571)       6,003
    Accrued Restructuring Expenses..................   (10,177)      18,448            0
                                                     ---------    ---------    ---------
Net Cash Provided By Operating Activities...........    57,894       63,371       83,484
                                                     ---------    ---------    ---------
Investing Activities
Gross Purchases of Available-for-Sale Securities....  (393,393)    (406,651)    (419,983)
Proceeds from Sales of Available-for-Sale Securities   523,545      452,263      304,189
Acquisition of Catherine's Stores and Modern Woman,
  Net of Cash Acquired..............................  (145,309)           0            0
Investment in Capital Assets........................   (39,211)     (32,369)     (22,001)
Proceeds from Sales of Capital Assets...............    10,556          368        3,565
(Increase) Decrease in Other Assets.................    (4,927)     (14,302)       7,908
                                                     ---------    ---------    ---------
Net Cash Used In Investing Activities...............   (48,739)        (691)    (126,322)
                                                     ---------    ---------    ---------
Financing Activities
Reduction of Long-Term Borrowings...................   (21,237)     (17,806)         (12)
Proceeds from Short-Term Borrowings.................    30,600            0            0
Reduction of Short-Term Borrowings..................   (34,393)           0            0
Purchases of Treasury Stock.........................    (1,419)     (14,023)     (25,382)
Proceeds from Exercise of Stock Options.............     7,804          589        1,602
                                                     ---------    ---------    ---------
Net Cash Used In Financing Activities...............   (18,645)     (31,240)     (23,792)
                                                     ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents....    (9,490)      31,440      (66,630)
Cash and Cash Equivalents, Beginning of Year........    43,789       12,349       78,979
                                                     ---------    ---------    ---------
Cash and Cash Equivalents, End of Year.............. $  34,299    $  43,789    $  12,349
                                                     =========    =========    =========

[FN]
See Notes to Consolidated Financial Statements.

                                   (37)

                   CHARMING SHOPPES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEAR ENDED JANUARY 29, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company operates a chain of retail specialty stores located throughout the continental United States which merchandises low- to moderate- and better-priced junior, misses, large-size, and girls-size sportswear, dresses, coats, lingerie, accessories, and casual footwear.

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

Investments
The Company's investments are classified as available-for-sale. These securities are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity. The cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method. Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Long-term investments have an original maturity of greater than one year, but are available on an as-needed basis to support working capital needs.

Inventories
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).



                                   (38)

Property and Depreciation
Depreciation and amortization for financial reporting purposes are principally computed by the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $30,483,000, $32,323,000, and $35,307,000 in Fiscal 2000, 1999, and 1998, respectively.

Amortization of Goodwill
Goodwill is amortized on a straight-line basis over 20 years. The Company periodically evaluates goodwill to determine if a revision to the remaining estimated useful life is required, or if a reduction in the carrying value is required due to an impairment of the asset.

Store Opening Costs
Costs other than capital expenditures incurred in opening new stores are expensed as incurred.

Asset Securitizations
The Company accounts for the securitization of its proprietary credit card receivables in accordance with the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Interest-Rate Cap and Swap Agreements
The Company's interest-rate cap and swap agreements are designated as hedges of its asset-backed certificates issued in connection with its Fashion Bug proprietary credit card programs.

Payments to be received from cap agreements that have become favorable are accrued in other assets and are recognized as a reduction of selling, general, and administrative expenses. The cost of cap agreements is included in other assets and amortized to selling, general, and administrative expenses ratably during the life of the agreement. Interest rate payments that the Company makes to, or receives from, swap counter-parties are recognized as increases or reductions in selling, general, and administrative expenses when paid or received.

Upon termination of a favorable interest-rate cap agreement, gains attributable to the agreement are deferred to the extent it is probable that asset-backed certificates of at least as much as the notional amount of the terminated cap will remain outstanding. The deferred gain is included in other liabilities and amortized as a reduction of selling, general, and administrative expenses over the remaining original contractual life of the agreement. Additional gains or losses are recognized in earnings. Notional amounts of agreements exceeding the balance of asset-backed certificates to be outstanding during their terms are marked to market, with changes in market value recorded in selling, general, and administrative expenses.


                                   (39)

Common Stock Plans
The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation expense attributable to Employee Stock Option and Stock Incentive Plans is amortized over the required employment period. No compensation expense is recognized for option plans having an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

Revenue Recognition
Revenues from merchandise sales are net of returns and allowances, and exclude sales tax.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $28,876,000, $29,442,000, and $22,677,000 in Fiscal
2000, 1999, and 1998, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax carrying value differences.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to January 29, 2000 because the Company intends to reinvest such undistributed earnings in foreign operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Net Income (Loss) Per Share
Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options, using the treasury stock method. Common share equivalents also include the effect of assumed conversion of the Company's 7.5% Convertible Subordinated Notes Due 2006, using the "if-converted" method, when the effect of such assumed conversion is dilutive. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be antidilutive.

Comprehensive Income (Loss)
The consolidated statements of operations and comprehensive income (loss) include transactions from non-owner sources that affect stockholders' equity. Unrealized gains and losses recognized in comprehensive income are reclassified to net income (loss) upon their realization.




                                   (40)

Business Segments and Related Disclosures
The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of the end of Fiscal 1999. The Company's Fashion Bug, Catherine's, and Modern Woman stores operate within a single segment -- retail sales of women's apparel, and within a single geographic area -- the continental United States. The Company's foreign sourcing operations do not constitute a material geographic segment.

Costs of Computer Software Developed or Obtained for Internal Use
The Company adopted the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective as of January 31, 1999. Costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

Impact of Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement as of the beginning of the fiscal year ending February 2, 2002. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. The statement also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. The Company currently manages a portion of its interest-rate risk through the use of derivative instruments that cap a portion of the Company's interest-rate risk. Management has not completed its determination of the effect that SFAS 133 will have on the Company's consolidated financial statements or financial statement disclosures.


ACQUISITIONS

On August 2, 1999, the Company completed the acquisition of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $9,773,000 ($8,709,000 net of cash acquired). Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. The acquisition has been accounted for as a purchase, and Modern Woman's results of operations are included in the Company's financial statements as of the acquisition date. Prior-period results have not been restated. The fair value of the net assets acquired exceeded the purchase price, and the excess has been applied to reduce the fair value of non-current assets. The recorded values of assets acquired and liabilities assumed are subject to adjustment, pending final determination of their acquisition values. The final allocation of the purchase price is not

                                   (41)
expected to differ materially from the allocations used to prepare these financial statements. The acquisition was financed through the use of internally-generated funds.

On January 7, 2000, the Company completed the acquisition of 100% of the outstanding stock of Catherines Stores Corporation ("Catherine's Stores") for $154,884,000 ($136,600,000 net of cash acquired). Catherine's Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. The Company plans to consolidate the Modern Woman stores into the Catherine's Stores division. The acquisition has been accounted for as a purchase, and Catherine's Stores results of operations are included in the Company's financial statements as of the acquisition date. Prior-period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment pending final determination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. The purchase price exceeded the fair value of identifiable net assets acquired, and the excess, approximately $97,707,000, has been accounted for as goodwill, and will be amortized over a 20-year period. The acquisition was financed through the use of the Company's existing cash and available-for-sale securities.

The following unaudited pro forma information is based on historical data, and gives effect to the Company's acquisition of Catherine's Stores as if the acquisition had occurred on February 1, 1998. Pro forma adjustments primarily represent a reduction in interest income from the use of investments and amortization of goodwill resulting from the acquisition. The pro forma information does not include the acquisition of Modern Woman, as the effect would have been immaterial.

(in thousands except per share amounts)                2000         1999
                                                       ----         ----
Net Sales......................................... $1,487,053   $1,330,438
Income (Loss) Before Extraordinary Items..........     45,693      (22,156)
Net Income (Loss).................................     46,925      (22,156)
Net Income (Loss) per Share:
  Basic...........................................      $0.48       $(0.22)
  Diluted.........................................       0.45        (0.22)

The unaudited pro forma information is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of February 1, 1998, and is not necessarily indicative of results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that the Company may realize as the result of the acquisition. No assurances can be made as to the amount and timing of any financial benefits that the Company may realize as the result of the acquisition.



                                   (42)

PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

                                 Lives
(in thousands)                  (Years)       2000         1999
                                 -----        ----         ----
Land..........................              $  1,757     $  2,010
Buildings and Improvements.... 10 to 40       52,543       46,970
Store Fixtures................  5 to 10      141,331      101,862
Equipment.....................  3 to 10      134,099      116,029
Leasehold Improvements........ 10 to 20      120,671      124,281
                                            --------     --------
Total at Cost.................               450,401      391,152
Less Accumulated Depreciation
  and Amortization............               259,477      236,569
                                            --------     --------
                                            $190,924     $154,583
                                            ========     ========


AVAILABLE-FOR-SALE SECURITIES

                                                   Unrealized     Estimated
(in thousands)                           Cost    Gains   Losses  Fair Value
                                         ----    -----   ------  ----------
January 29, 2000
U. S. Treasury and Government
  Agency Bonds........................ $ 68,520   $  4  $(2,226)  $ 66,298
Charming Shoppes Master Trust
  Certificates........................   41,245      0        0     41,245
Low Income Housing Partnerships.......    7,952      0        0      7,952
Other.................................      334      0        0        334
                                       --------   ----  -------   --------
                                       $118,051   $  4  $(2,226)  $115,829
                                       ========   ====  =======   ========
January 30, 1999
U. S. Treasury and Government
  Agency Bonds........................ $168,693   $424  $   (16)  $169,101
Charming Shoppes Master Trust
  Certificates........................   56,559      0        0     56,559
Charming Shoppes Master Trust Note....   13,769      0        0     13,769
Low Income Housing Partnerships.......    6,849      0        0      6,849
Other.................................      347      0        0        347
                                       --------   ----  -------   --------
                                       $246,217   $424  $   (16)  $246,625
                                       ========   ====  =======   ========


                                   (43)

Gross realized gains and (losses) on available-for-sale securities were $6,910,000 and $(4,837,000), respectively, during Fiscal 2000. Gross realized gains and (losses) were $629,000 and $(276,000), respectively, during Fiscal 1999.

Contractual maturities of available-for-sale securities at January 29, 2000 were:

                                                      Estimated
(in thousands)                             Cost      Fair Value
                                           ----      ----------
Due in One Year or Less................  $ 41,339     $ 41,339
Due After One Year Through Five Years..    68,760       66,538
                                         --------     --------
                                          110,099      107,877
Equity Securities......................     7,952        7,952
                                         --------     --------
                                         $118,051     $115,829
                                         ========     ========

INCOME TAXES

Income (loss) before income taxes and extraordinary item:

(in thousands)      2000       1999       1998
                    ----       ----       ----
Domestic........  $65,615   $(34,479)   $27,853
Foreign.........    5,064      3,490      1,569
                  -------   --------    -------
                  $70,679   $(30,989)   $29,422
                  =======   ========    =======

Income tax provision (benefit):

(in thousands)       2000       1999        1998
                     ----       ----        ----
Current:
  Federal.......  $  5,431   $  4,321     $ 6,376
  State.........     1,158        692       2,061
  Foreign.......       514        192           4
                  --------   --------     -------
                     7,103      5,205       8,441
                  --------   --------     -------
Deferred(1).....    19,749    (16,059)      1,647
                  --------   --------     -------
                  $ 26,852   $(10,854)    $10,088
                  ========   ========     =======

[FN]
(1) Primarily Federal

                                   (44)

The Company made income tax payments of $9,692,000, $5,982,000, and $2,000,000 during Fiscal 2000, 1999, and 1998, respectively. Included in "Prepayments and Other" in the accompanying consolidated balance sheet as of January 29, 2000 is an income tax receivable of $6,808,000.

Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                  2000       1999        1998
                                  ----       ----        ----
Statutory Federal Income Tax
  (Benefit) Rate................  35.0%     (35.0)%      35.0%
State Income Tax, Net
  of Federal Income Tax.........   1.0        1.5         2.8
Foreign Income..................  (1.7)      (3.4)       (3.0)
Employee Benefits...............   3.1        1.4        (0.2)
Other, Net......................   0.6        0.5        (0.3)
                                  ----       ----        ----
                                  38.0%     (35.0)%      34.3%
                                  ====       ====        ====

Components of deferred tax assets and liabilities:

                                          Net Current         Net Long-Term
                                             Assets               Assets
(in thousands)                           (Liabilities)        (Liabilities)
                                          -----------          -----------
January 29, 2000
Property, Equipment, and Leasehold
  Improvements...........................                       $ (8,112)
Tax Net Operating Losses
  and Credit Carryforwards...............                          8,467
Accrued Expenses.........................   $ 5,206
Inventory................................    (3,317)
Deferred Employee Compensation...........                          1,585
Prepaid Employee Benefits................     2,233
Investments..............................                         (6,184)
Deferred Rent............................     2,059
Other....................................     4,620               (6,131)
                                            -------             --------
                                            $10,801             $(10,375)
                                            =======             ========





                                   (45)

                                          Net Current         Net Long-Term
                                             Assets               Assets
(in thousands)                           (Liabilities)        (Liabilities)
                                          -----------          -----------
January 30, 1999
Property, Equipment, and Leasehold
  Improvements...........................                       $(15,646)
Tax Credit Carryforwards.................                         10,268
Accrued Expenses.........................   $16,510
Inventory................................    (4,960)
Deferred Employee Compensation...........                          2,333
Prepaid Employee Benefits................      (972)
Investments..............................                         (4,059)
Deferred Rent............................     2,579
Other....................................     2,037               (5,232)
                                            -------             --------
                                            $15,194             $(12,336)
                                            =======             ========

Based on the Company's evaluation of its operating plans and history of earnings, a net deferred tax asset of $426,000 is included in the accompanying consolidated balance sheet as of January 29, 2000.

At January 29, 2000, the Company had Alternative Minimum Tax and General Business Credit carryforwards of $6,128,000. The tax credit carryforwards do not expire. In addition, the Company had net operating loss carryforwards of $2,339,000, which begin to expire in 2019.


NET INCOME (LOSS) PER SHARE

(in thousands)                            2000        1999         1998
                                          ----        ----         ----
Basic Weighted Average Common Shares
  Outstanding.........................   98,609      99,441      105,678
Dilutive Effect of Assumed Conversion
  of Convertible Notes................   16,001           0            0
Dilutive Effect of Stock Options......    1,278           0        1,403
                                        -------      ------      -------
Diluted Weighted Average Common
  Shares and Equivalents Outstanding..  115,888      99,441      107,081
                                        =======      ======      =======




                                   (46)

Options to purchase 4.1 million, 6.1 million, and 4.0 million shares of Common Stock at a weighted average exercise price of $6.95, $6.61, and $8.49 per share were outstanding at January 29, 2000, January 30, 1999, and January 31, 1998, respectively, but were not included in the computation of diluted net income (loss) per share because the option exercise prices were greater than the average market price of the Company's Common Stock. The effect of an assumed conversion of the Company's Convertible Notes was excluded from the computation of diluted net income (loss) per share for the years ended January 30, 1999 and January 31, 1998 because the effect would have been antidilutive.

Options to purchase 0.7 million shares of Common Stock at January 30, 1999, with exercise prices below the average market price of the Company's Common Stock, were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive.

For the fiscal year ended January 29, 2000, $4,708,000 of after-tax interest expense on the convertible notes was excluded from income before extraordinary item and net income for purposes of calculating diluted income per share as a result of the assumed conversion of the notes.


DEBT

Long-term debt at year end:

(in thousands)                             2000         1999
                                           ----         ----
7.5% Convertible Subordinated Notes
  Due 2006.............................  $ 96,047     $119,363
7.5% Mortgage Note.....................     6,652            0
Capital Lease Obligations..............     4,332            0
Other..................................       102          128
                                         --------     --------
Total Long-Term Debt...................   107,133      119,491
Less Current Portion...................     1,920           16
                                         --------     --------
                                         $105,213     $119,475
                                         ========     ========

The 7.5% Convertible Subordinated Notes (the "Notes") are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, at declining redemption prices starting on July 15, 1999 at 103.75% of principal and decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change in




                                   (47)
control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes.

During the fiscal year ended January 29, 2000, the Company repurchased $23,316,000 aggregate principal amount of the Notes, which had a net carrying value of $22,927,000 as of the dates of purchase, at a total cost of $21,031,000. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000, for the year ended January 29, 2000. During the fiscal year ended January 30, 1999, the Company repurchased $18,637,000 aggregate principal amount of the Notes, which had a net carrying value of $18,268,000 as of the dates of purchase, at a total cost of $17,802,000. The net gain on the repurchases of the Notes was not material.

The 7.5% Mortgage Note (the "Mortgage Note") and the capital lease obligations were assumed in connection with the acquisition of Catherine's Stores. On February 27, 1998, Catherine's Stores entered into a mortgage financing agreement providing for a $6,919,000 mortgage facility with a seven-year term and a 20-year amortization period. The Mortgage Note is secured by land and buildings at the Catherine's Stores Memphis, Tennessee office. The capital leases are for data processing and point-of-sale equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the point-of-sale equipment), renewing the leases, or returning the equipment to the lessor.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The primary purpose of the facility, which expires June 1, 2001, is to enable the Company to issue letters of credit for overseas purchases of merchandise as well as to provide for seasonal cash borrowings. The facility is secured by merchandise inventory, furniture and fixtures within retail stores, and certain other Company assets. The interest rate on borrowings is 0.5% above the Prime rate. There is a fee of .25% on the unused portion of the first $105,000,000 of the facility, and an annual servicing fee of $100,000. As of January 29, 2000, the availability under the facility was approximately $105,776,000, against which the Company had outstanding letters of credit of $34,269,000. There were no cash borrowings outstanding under the agreement as of January 29, 2000. The agreement requires that, among other things, the Company maintain a minimum net worth of $300,000,000 and not pay dividends on its Common Stock.

At the time of its acquisition by the Company, Catherine's Stores was a party to a bank credit agreement that provided for a maximum working capital availability of $19,500,000, including a swing line of credit of $3,000,000. The agreement was secured by substantially all of Catherine's Stores assets except for inventory and assets securing the 7.5% mortgage note discussed above. Amounts available under the agreement were based on the amounts of Catherine's Stores inventories and receivables. The working capital facility could also be used to fund letters of credit. The

                                   (48)
interest rate on borrowings fluctuated based on Catherine's Stores debt coverage ratio, and ranged from LIBOR plus 1-1/4% to LIBOR plus 2-1/4% or the agent bank's prime rate, at Catherine's Stores option. As a result of the Company's acquisition of Catherine's Stores, the bank providing the agreement has extended the term of the agreement to April 27, 2000. At January 29, 2000, the combined availability under the working capital and swing line facilities was approximately $13,400,000, after considering outstanding letters of credit of $6,122,000. The Company is currently negotiating the extension of this agreement.

As a result of the acquisition of Modern Woman, the Company also has access to a working capital line of credit with a maximum availability of $10,000,000. As of January 29, 2000, $5,000,000 was available under this agreement to fund letters of credit, against which the Company had outstanding letters of credit of $350,000. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5,000,000 of available-for-sale securities.

During Fiscal 2000, 1999, and 1998, the Company made interest payments of $7,519,000, $9,756,000, and $10,361,000, respectively.

Aggregate maturities of long-term debt during the next five fiscal years are:

                  7.5%        Capital      Capital
                Mortgage       Lease        Lease
(in thousands)    Note       Principal     Interest    Other     Total
                  ----       ---------     --------    -----     -----
 2001             $182         $1,720        $268       $18     $2,188
 2002              196          1,605         137        84      2,022
 2003              211            889          34         0      1,134
 2004              221             90           6         0        317
 2005              235             28           0         0        263


STOCKHOLDERS' EQUITY

The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.

In November 1997, the Company's Board of Directors ("the Board") authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock.
In March 1999, the Board authorized the repurchase of an additional 10,000,000 shares of Common Stock. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. During Fiscal 2000, the Company


                                   (49)
purchased 245,000 shares at an aggregate cost of $1,419,000. During Fiscal 1999, the Company purchased 3,130,000 shares at an aggregate cost of $14,023,000. During Fiscal 1998, the Company purchased 5,580,000 shares at an aggregate cost of $25,382,000.


STOCK OPTION AND STOCK INCENTIVE PLANS

At January 29, 2000, the Company had various stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation has been recognized in the financial statements for options issued under such plans with an exercise price equal to the market price of the Company's Common Stock at the date of grant. In addition, no compensation expense has been recognized for shares of stock issued under the Company's Employee Stock Purchase Plan. Compensation cost recognized in the financial statements for discounted stock options, restricted stock awards and performance share awards granted was $747,000, $710,000, and $718,000 in Fiscal 2000, 1999,
and 1998, respectively.

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

(in thousands except per-share data)     2000       1999       1998
                                         ----       ----       ----
Pro forma net income (loss)..........  $43,102   $(21,629)   $17,690
Pro forma diluted net income
  (loss) per share...................     $.41      $(.22)      $.17

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, the following assumptions were used: dividend yield of 0%; expected stock price volatility of 37.6%; expected lives of 3 months for the Employee Stock Purchase Plan, 1 to 3 years for stock award plans, and 6 years for stock option and stock incentive plans; and the following risk-free interest rates:

                                  2000       1999       1998
                                  ----       ----       ----
Employee stock purchase plan..... 5.4%       4.7%       5.3%
Stock award plans................ 6.5%       5.1%       5.5%
Stock option and incentive plans. 6.6%       5.2%       5.6%

                                   (50)

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

The Company's Board of Directors adopted the 1999 Associates' Stock Incentive Plan in February 1999. The plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock. The exercise price of such options may not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of January 29, 2000, no options were exercisable under this plan.

The Company's 1993 Employees' Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of Common Stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of January 29, 2000 and January 30, 1999, 3,415,250 options and 2,465,230 options, respectively, were exercisable under this plan. During Fiscal 2000, 306,307 shares of Restricted Stock were awarded at no cost under this plan. These shares had grant date fair values ranging from $3.63 to $5.94 per share.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase Common Stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue options under this Plan. As of January 29, 2000 and January 30, 1999, 483,800 options and 3,522,142 options, respectively, were exercisable under this plan.

The Company's Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999. This program provides for the automatic annual grant of options to purchase 20,000 shares of Common Stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of January 29, 2000, no options were exercisable under this plan. The program also provides for a one-time grant of 10,000 shares of Restricted Common Stock to each newly elected non-employee director. The grants vest in equal amounts over three years. During Fiscal 2000, 20,000 shares were granted and issued under this program. The weighted average fair value at date of grant for shares granted in Fiscal 2000 was $6.21.

The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company.

                                   (51)

The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of January 29, 2000 and January 30, 1999, 78,000 options and 90,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, the Company no longer intends to issue options under this plan.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of January 29, 2000 and January 30, 1999, 205,330 options and 412,245 options, respectively, were exercisable under this plan.

The table below summarizes the activity in all Stock Option Plans:

                                                    Average      Option
                                         Option     Option       Prices
                                         Shares      Price     Per Share
                                         ------      -----     ---------
Outstanding at February 1, 1997......  10,871,374   $5.450   $ .222-17.000
Granted-Option Price Equal to Market.   1,177,000    5.948    5.063- 6.188
Granted-Option Price Less Than Market      35,600    1.000    1.000- 1.000
Canceled/Forfeited...................    (812,295)   6.733     .500-15.750
Expired..............................    (165,900)   5.813    5.813- 5.813
Exercised............................    (493,668)   2.751     .333- 6.000
                                       ----------   ------   -------------
Outstanding at January 31, 1998......  10,612,111    5.512     .222-17.000
Granted-Option Price Equal to Market.   1,551,722    4.306    3.594- 5.250
Granted-Option Price Less Than Market      18,500    1.000    1.000- 1.000
Canceled/Forfeited...................  (1,279,938)   7.797     .500-17.000
Exercised............................    (475,061)   1.013     .222- 5.375
                                       ----------   ------   -------------
Outstanding at January 30, 1999......  10,427,334    5.249     .500-16.875
Granted-Option Price Equal to Market.   1,794,970    4.077    3.625- 6.625
Granted-Option Price Less Than Market      16,000    1.000    1.000- 1.000
Canceled/Forfeited...................    (417,387)   5.068     .500-15.750
Exercised............................  (3,364,058)   4.247     .500- 6.188
                                       ----------   ------   -------------
Outstanding at January 29, 2000......   8,456,859   $5.400   $ .500-16.875
                                       ==========   ======   =============

Weighted average grant date fair value for options granted, using Black-Scholes model and assumptions described above:

                                     2000       1999       1998
                                     ----       ----       ----
Option Price = Market Price.........$1.92      $1.94      $2.32
Option Price < Market Price......... 2.96       3.59       4.45

                                   (52)

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of January 29, 2000 for the ranges of exercise prices shown:

                                            Weighted      Weighted
                                             Average       Average
                                Option       Option       Remaining
Ranges of Option Prices         Shares        Price          Life
-----------------------         ------        -----          ----
$0.50-$1.00:
  Options Outstanding........    268,659       $.688          3.4
  Options Exercisable........    205,330        .591          2.2
$1.01-$5.00:
  Options Outstanding........  5,047,800      $4.006          7.1
  Options Exercisable........  2,140,500       4.105          5.7
$5.01-$10.00:
  Options Outstanding........  2,241,950      $6.027          6.1
  Options Exercisable........  1,055,500       6.047          4.9
$10.01-$16.88:
  Options Outstanding........    898,450     $13.072          3.3
  Options Exercisable........    781,050      13.159          3.3

At January 29, 2000, 2,981,524 shares were available for future grant under the 1993 Employees' Stock Incentive plan, 428,672 shares were available for grant under the Amended and Restated Non-employee Directors Program, 216,214 shares were available for grant under the 1988 Key Employee Stock Option Plan, and 89,500 shares were available for grant under the 1999 Associates' Stock Incentive Plan.

The Company's Board of Directors adopted the Restricted Stock Award Plan for Associates on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted Common Stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. During Fiscal 2000, 5,500 rights were granted under this plan, and 5,500 shares were issued. During Fiscal 1999, 5,500 rights were granted under this plan, and 12,783 shares were issued. The weighted average fair value at date of grant for shares granted in Fiscal 2000 was $3.63 per share.

The Company's Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors were adopted on August 21, 1996 and approved by shareholders on June 19, 1997. These programs stipulate that, effective June 27, 1996, 60% of Non-Employee Director and 50% of Non-Employee Chairman compensation shall be paid in Common Stock of the Company. During Fiscal 2000 and Fiscal 1999, rights to receive 1,500 shares and 41,904 shares, respectively, have been granted under these plans. During Fiscal 2000 and

                                   (53)

Fiscal 1999, 1,500 shares and 41,904 shares, respectively, were issued under these plans. The weighted average fair value at date of grant for shares granted in Fiscal 2000 was $4.00 per share. Awards under this program were discontinued as of July 1, 1999 as a result of adoption of the Amended and Restated Non-Employee Directors Program.

The Company's 1998 Restricted Stock Award Program provides for the grant of rights to receive shares of the Company's Common Stock subject to attainment of specified performance goals for Fiscal 2000. During Fiscal 2000, 4,591 rights to receive shares were granted and 7,768 rights to receive shares were cancelled under this plan. During Fiscal 1999, a total of 114,232 rights to receive shares were granted under the Plan. The weighted average fair value at date of grant for awards granted in Fiscal 2000 was $4.03 per share. Associates pay no cash consideration for shares received under the plan.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by the Company for a specified period of time. Under the 1989 Non-Employee Director Stock Option Plan, the Non-Employee Director Compensation Program, the Compensation Program for the Non-Employee Chairman of the Board of Directors, and the Amended and Restated Non-Employee Directors Program, shares issued and options granted are subject to forfeiture if the individual ceases to remain a Director of the Company except, under certain circumstances, in the case of retirement.


EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's Common Stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 2000 and Fiscal 1999, 31,343 shares and 56,119 shares, respectively, were purchased under the plan. The weighted average grant date fair value for shares purchased during Fiscal 2000 was $4.84 per share. At January 29, 2000, 1,731,491 shares were available for future purchase under this plan.


SHAREHOLDER RIGHTS PLAN

In February 1999, the Company's Board of Directors adopted a Shareholder Rights Plan to replace the existing Shareholder Rights Plan with effect from April 26, 1999, when the existing Shareholder Rights Plan expired.
The Board of Directors also increased the authorized shares of Participating Series A Junior Preferred Stock, $1.00 par value, from 300,000 shares to 500,000 shares, and declared a dividend of one Right for each outstanding share of Common Stock, payable as of the close of business on April 26, 1999 to shareholders of record as of the close of business on

                                   (54)

April 12, 1999. Such Rights only become exercisable or transferable apart from the Common Stock ten days after a person or group (Acquiring Person) acquires, or obtains the right to acquire, beneficial ownership of twenty percent (20%) or more of the Company's outstanding common shares. Each Right then may be exercised to acquire one three-hundredth of a share of newly created Series A Junior Participating Preferred Stock or a combination of securities and assets of equivalent value at a purchase price of $20, subject to adjustment.

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

The program also includes a 401(k) employee savings plan, whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The 401(k) plan includes a matching Company contribution of 50% of the participant's elective contribution on up to 6% of the participant's compensation. Participating employees are immediately vested in their own contributions. Full vesting in the matching Company contribution occurs on the earlier of the participant's attainment of 6 years of service, retirement, death, or disability, as defined in the plan.

The total expense for the above plans amounted to $1,312,000, $1,556,000, and $709,000 for Fiscal 2000, 1999, and 1998, respectively.

As of the dates of their respective acquisitions, Catherine's Stores and Modern Woman provided retirement plans for its employees with benefits substantially the same as the Company's plan. The Catherine's Stores and Modern Woman plans will be merged into the Company's plan. Participants in the Catherine's Stores and Modern Woman plans as of the dates of their respective acquisitions will retain credited years of service earned under those plans.



                                   (55)

Also available to officers and certain key executives is a non-qualified deferred compensation plan. Under this plan, which was adopted January 1, 1998, participants may contribute up to 77% of their base compensation and 100% of bonus compensation.


ASSET SECURITIZATION

Asset securitization involves the transfer by the Company's credit card bank of Fashion Bug proprietary credit card receivables to a special purpose corporation, which in turn transfers the receivables to a single purpose trust (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. Certificates issued by the Trust are sold to investors, with any seller's interest retained by the Company. These asset-backed certificates issued to investors are generally credit-enhanced by a third party to provide various levels of an investment-grade credit rating at the time of issuance. The Company includes the seller's interest and any other retained interest in investment securities available for sale in the accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value.

The Company has adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective as of January 1, 1997, for the securitization of its Fashion Bug proprietary credit card receivables. In connection with the execution of the Series 1997-1 securitization, the Company evaluated the fair market value of its retained interests and related recourse provisions and, as a result, recognized a non-recurring gain of $13,018,000 in Fiscal 1998. Additionally, the effect of applying SFAS No. 125 as related to sales of credit card receivables during Fiscal 1998 was to increase income before income taxes by $3,941,000. The effect of applying SFAS No. 125 during Fiscal 1999 and Fiscal 2000 was immaterial.

The Company records gains or losses on the securitization of Fashion Bug credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that the Company has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the excess finance charges and past due fees over the sum of the return paid to certificate holders and credit losses. During Fiscal Years 2000 and 1999, the Company recognized additions to the I/O strip of $9,876,000 and $9,765,000, respectively, and of those balances, $9,814,000 and $10,254,000 were amortized during each respective Fiscal Year. In addition, the Company recognized a servicing liability of $2,744,000 and $2,370,000 in Fiscal Years 2000 and 1999, respectively, and of those balances, $2,797,000 and $2,579,000 were amortized in each Fiscal Year, respectively. Prior to January 1, 1997, no gains were recorded due to the relatively short average life of the credit card loans securitized. Excess servicing fee income was recorded over the life of each sale transaction.


                                   (56)

During Fiscal 2000, the Company, through the trust, completed an offering of $150 million of asset-backed certificates with a five-year term to replace its five-year facility that matured in April 1999. Proceeds from securitization transactions were approximately $398,646,000, $360,686,000, and $376,885,000 for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. At January 29, 2000 and January 30, 1999, approximately $285,782,000 and $427,209,000 of investor certificates remained outstanding, respectively. The investor certificates mature as follows:
$85,204,000 in the fiscal year ending February 1, 2003 ("Fiscal 2003") and $150,000,000 in the fiscal year ending January 31, 2005 ("Fiscal 2005"). The Company's retained interests in its securitizations, which aggregated $41,245,000 and $56,559,000 at January 29, 2000 and January 30, 1999,
respectively, are generally subordinated in right of payment to certificates issued by the Trust to third party investors.

Charming Shoppes Receivables Corp. and Charming Shoppes Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special purpose corporations. At January 29, 2000, Charming Shoppes Receivables Corp. had $29,481,000 of Charming Shoppes Master Trust Certificates and Charming Shoppes Street, Inc. had $610,000 of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

The Company is active in originating proprietary credit card lines to the customers of the Company's retail stores. Holders of credit cards issued by a subsidiary of the Company are located throughout the United States and have various available lines of credit which are granted on an unsecured basis after reviewing each potential cardholder's credit application and evaluating his or her financial history and ability to repay.

The Company has a non-recourse agreement to permit a third party to provide an accounts receivable proprietary credit card sales funding program for its Catherine's Stores, which expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts. The agreement may require the Company to repurchase receivables from the third party under certain conditions relating to a change in control of the Company. Net proceeds received for the month of January 2000 (which approximates the period subsequent to the Company's acquisition of Catherine's Stores), were approximately $6,611,000. The net balance of accounts receivable held by the third party was approximately $93,648,000 at January 29, 2000.

DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

Although the Company securitizes credit card receivables from its Fashion Bug proprietary credit card program in a non-consolidated master trust, the Company is exposed to fluctuations in interest rates. The Company actively

                                   (57)
manages its exposure to fluctuations in interest rates with respect to the securitized credit card receivables through the use of interest rate cap and swap agreements.

The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its asset-backed certificates issued in connection with its credit card securitizations. An interest-rate cap entitles the Company to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount the Company is obligated to pay to the counterparty is an initial premium. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest-rate indices specified by the agreements have been, and are expected to be, highly correlated with the interest rates the Company incurs on its asset-backed certificates.

The Company has entered into interest-rate cap agreements with an aggregate notional amount of $83,500,000 as of January 29, 2000, which mature as follows: $56,000,000 in Fiscal 2003 and $27,500,000 in the fiscal year ended January 31, 2004 ("Fiscal 2004"). The aggregate notional amount of interest-rate cap agreements as of January 30, 1999 was $243,500,000. The agreements effectively entitle the Company to receive from a bank the amount, if any, by which the interest rates on the Company's floating-rate credit card securitizations exceed 9% for $27,500,000 notional amount and 11% for $56,000,000 notional amount. The premiums paid for these interest-rate cap agreements are included in other assets and are being amortized to selling, general, and administrative expenses over the respective lives of the individual interest-rate cap agreements. Any payments that may be received as a result of the cap will be accrued as a reduction of selling, general, and administrative expenses.

The Company's credit exposure on interest-rate caps is limited to the value of interest-rate caps that have become favorable to the Company, but the Company does not anticipate non-performance by any of these counter-parties. The amount of such exposure is generally the unrealized gains in the contracts.

On September 15, 1999, the Company entered into an interest rate swap transaction with a notional amount of $50,000,000 that limits the Company's exposure to rising interest rates should the one-month LIBOR rate increase to a rate above the agreement's specified rate. Interest rate swap agreements are agreements between counter-parties to exchange cash flows based on the difference between two interest rates, applied to a notional principal amount for a specified period. Interest rate swap agreements may subject the Company to market risk associated with changes in interest rates as a result of the change to floating-rate funding sources, as well as the risk of default by a counter-party to the agreement. Under the terms of the swap agreement, the Company may be required to pledge certain assets if the market value of the interest rate swap falls below an amount set forth in the agreement. As of January 29, 2000, there were no pledged amounts required under the terms of the agreement.


                                   (58)

The Company recognizes interest rate payments it makes to the swap counter-party as expenses in the period incurred. The Company paid $142,000 to the swap counter-party during Fiscal 2000. This interest rate swap expires on October 15, 2004.


LEASES

The Company leases substantially all of its stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales, and payment of certain real estate taxes. The Company also leases certain other buildings and equipment.

Rental expense was:

(in thousands)          2000       1999       1998
                        ----       ----       ----
Minimum Rental...... $ 86,438    $80,058    $80,050
Contingent Rental...   15,399     13,399     13,216
                     --------    -------    -------
                     $101,837    $93,457    $93,266
                     ========    =======    =======

Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: 2001 - $118,608,000; 2002 - $104,955,000; 2003 - $88,648,000; 2004 - $69,805,000; 2005 - $47,020,000;
Thereafter - $83,687,000.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments:

                                 January 29, 2000      January 30, 1999
                                Carrying      Fair    Carrying      Fair
(in thousands)                   Amount      Value     Amount      Value
                                 ------      -----     ------      -----
Assets:
  Cash and Cash Equivalents.... $ 34,299   $ 34,299   $ 43,789   $ 43,789
  Available-for-Sale Securities  115,829    115,829    246,625    246,625
Liabilities:
  7.5% Convertible Subordinated
    Notes due 2006.............   96,047     98,448    119,363    106,403
  7.5% Mortgage Note...........    6,652      6,652          0          0
  Other Long-Term Debt.........      102        102        128        128
Off-Balance-Sheet Financial
  Instruments:
  Interest Rate Caps                   0        116          0          0
  Interest Rate Swaps                  0      1,096          0          0

                                   (59)

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain equity securities that are not traded in the open market. The carrying amount of these equity securities ($7,952,000 at January 29, 2000 and $6,849,000 at January 30, 1999) was used to approximate fair value. The fair value of the Company's 7.5% Convertible Subordinated Notes is based on quoted market prices for the securities.
The fair values of the 7.5% Mortgage Note and other long-term debt approximate their carrying amounts based on estimated current interest rates that the Company could obtain on similar borrowings. The fair values of interest-rate caps and swaps were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value and yield curve or volatility factors underlying the positions.


RESTRUCTURING CHARGE (CREDIT)

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34,000,000. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. To-date, 71 stores have been closed in connection with the plan. In addition, 72 stores have been downsized, with an additional 29 stores under contract for downsizing in Fiscal 2001. Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been re-merchandised. In the fourth quarter of Fiscal 2000, the Company revised its estimates of costs relating to the plan that were recognized during Fiscal 1999. As a result, the Company recognized a pre-tax restructuring credit of $2,096,000.

The restructuring charge included a $10,000,000 write-down of store fixtures and improvements. The following is a summary of other restructure charges accrued and payments charged against the accrual to-date:

                                                     Revision   Accrued At
                               Beginning              of Cost  January 29,
(in thousands)                  Accrual   Payments   Estimate      2000
                                -------   --------   --------      ----
Lease terminations/amendments
 and renovations of vacated
 store space..................  $19,700   $(13,026)   $(1,784)    $4,890
Severance.....................      320       (290)       (30)         0
Other costs...................    3,980     (1,891)      (282)     1,807
                                -------   --------    -------     ------
                                $24,000   $(15,207)   $(2,096)    $6,697
                                =======   ========    =======     ======


                                   (60)

On December 10, 1998, the Company's Board of Directors approved a plan to close the Company's Bensalem, Pennsylvania distribution center. The plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana distribution center. The plan resulted in a pre-tax restructuring charge of $20,246,000 during Fiscal 1999.

The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities to a net realizable value of $5,662,000, based on an independent appraisal. The restructuring charge also included accruals of $1,556,000 for severance costs resulting from a workforce reduction, and $721,000 for other non-recurring costs relating to the closure. The Bensalem distribution center closed on December 10, 1998, and the facilities were held for sale. During Fiscal 2000, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2,834,000 in Fiscal 2000, which primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

During the fourth quarter of Fiscal 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's acquisitions of Modern Woman and Catherine's Stores. The Company plans to consolidate Modern Woman stores into the Catherine's Stores division. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlap Catherine's Stores. There were no payments charged against this accrual as of January 29, 2000.


NON-RECURRING GAIN FROM DEMUTUALIZATION OF INSURANCE COMPANY

During Fiscal 2000, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations, and subsequently sold the securities received.















                                   (61)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                       First         Second       Third         Fourth
(in thousands)        Quarter       Quarter      Quarter       Quarter
                      -------       -------      -------       -------
Fiscal 2000
Net Sales........... $258,975      $311,743     $277,441      $348,370
Gross Profit........   68,913        96,971       78,264        97,607
Net Income..........    6,002(1)     22,225(2)     8,276(3)      8,556(4)
Diluted Net Income
  per Share.........      .06(1)        .21          .08           .08

Fiscal 1999
Net Sales........... $244,031      $279,158     $239,742      $272,229
Gross Profit........   61,579        73,713       59,594        69,167
Net Income (Loss)...  (19,902)(5)     9,328         (424)       (9,137)(6)
Diluted Net Income
  (Loss) per Share..     (.20)          .09         (.00)         (.09)

--------------------
[FN]
(1)	Net income includes an after-tax extraordinary gain from early retirement of debt of $1,232 ($.01 per share).

(2)	Net income includes an after-tax restructuring credit of $1,842.

(3) Net income includes an after-tax non-recurring gain from demutualization of insurance company of $4,355.

(4)	Net income includes an after-tax restructuring credit of $1,362 and an after-tax restructuring charge of $948.

(5)	Net income (loss) includes an after-tax restructuring charge of
$22,100.

(6)	Net income (loss) includes an after-tax restructuring charge of
$13,147.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no matters which are required to be reported under this Item 9.








                                   (62)

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Information regarding Directors of the Company is included under the caption "Election of Directors" of the Company's definitive proxy statement, which is incorporated herein by reference. Information regarding Executive Officers is included under "Item 4A. Executive Officers of the Registrant," in Part I of this Report.


Item 11.  Executive Compensation

Information regarding executive compensation is included under the captions "Management Compensation" and "Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation" of the Company's definitive proxy statement, which is incorporated herein by reference.


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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Auditors.........................................32

Consolidated Balance Sheets - January 29, 2000 and January 30, 1999....33

Consolidated Statements of Operations and Comprehensive Income (Loss) - years ended January 29, 2000, January 30, 1999, and January 31, 1998.35

Consolidated Statements of Stockholders' Equity - years ended
  January 29, 2000, January 30, 1999, and January 31, 1998.............36

Consolidated Statements of Cash Flows - years ended
  January 29, 2000, January 30, 1999 and January 31, 1998..............37

Notes to Consolidated Financial Statements.............................38

(a)(2)  Financial Statement Schedules

No schedules required to be filed.

(b)  Reports on Form 8-K

No reports were filed during the quarter ended January 29, 2000.

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

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2).





                                   (64)

Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Shareholders' Rights Plan, incorporated by reference to Form 8-K of the Registrant, filed April 28, 1999.

4.2 Rights Agreement, dated as of April 26, 1999, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 8-K of the Registrant, filed April 28, 1999. (Exhibit 4).


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



                                   (65)

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

10.1.10 Release Agreement, dated as of February 28, 1997, among (a) Congress Financial Corporation (Lender) and (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc. (collectively, the Borrowers), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.15).

10.1.11 Second Amended and Restated Loan and Security Agreement, Dated February 28, 1997, by and between (a) Congress Financial Corporation, as Lender, (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc., as borrowers and (c) Charming Shoppes of Delaware, Inc., as Borrower's Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.16).

10.1.12 Amendment of Second Amended and Restated Loan and Security Agree-ment, dated February 28, 1997 among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto, Borrowers' Agent and Congress Financial Corporation, dated as of May 1, 1998, incorporated by reference to Form 10-Q for the quarter ended May 2, 1998. (Exhibit 10.1).



                                   (66)

10.1.13 Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 28, 1997 (as amended and supplemented) among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto, Borrowers' Agent and Congress Financial Corporation, dated as of December 21, 1998, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.1.14)

10.1.14 Consent of Congress Financial Corporation, dated July 30, 1999, to the Modern Woman Acquisition, Re: Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation.

10.1.15 Amendment, dated as of October 19, 1999, to Second Amended and Restated Loan and Security Agreement, by and among Congress Financial Corporation, as Lender, Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., and FB Apparel, Inc., as Borrowers, and Charming Shoppes of Delaware, Inc., as Borrower's Agent, dated February 28, 1997.

10.1.16 Consent of Congress Financial Corporation, dated November 1999, to Catherine Stores Merger Transaction, Re: Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation.

10.1.17 Amendment No. 3, dated as of December 27, 1999, to Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation.

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

10.1.19 Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of October 29, 1998, among First Union National Bank, a national banking association, solely in its capacity as the trustee for Charming Shoppes Master Trust, a trust formed pursuant to the Pooling and



                                   (67)

Servicing Agreement, Charming Shoppes Receivables Corp., a Delaware corporation, in its capacity as the owner of the Receivables and in its capacity as Subordinated Purchaser, Spirit of America National Bank, a national banking association, in its capacity as the originator of the Receivables and in its capacity as the Servicer, Corporate Receivables Corporation, a California corporation, as a purchaser, Citicorp North America, Inc., a Delaware corporation, as agent for the Purchasers and the Banks and Citibank NA, a national banking association, as a Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.1.21).

10.1.20 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.21 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.22 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Street, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank.

10.1.23 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2.

10.1.24 Agreement and Plan of Merger, dated as of November 15, 1999, by and among Catherines Stores Corporation, Charming Shoppes, Inc., and Rose Merger Sub, Inc., incorporated by reference to Schedule 14(D)-1 of the Registrant filed November 19, 1999. (Item 11(c)(1)).

10.1.25 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. (Commission File No. 000-19372) for the quarter ended May 1, 1999. (Item 6. (A)(1).)






                                   (68)

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

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.1).

10.2.7 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.2).

10.2.8 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.3).

10.2.9 Subplan and Summary Description of the Annual Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1992. (Exhibit 10.2.13, Pg. 251).

10.2.10 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.10).

10.2.11 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.11).






                                   (69)

10.2.12 The 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule) of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 10.2.12).

10.2.13 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.10).

10.2.14 The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.10).

10.2.15 The Charming Shoppes, Inc. Restricted Stock Award Plan for Associates, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.11).

10.2.16 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.12).

10.2.17 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.13).

10.2.18 Employment Agreement, dated as of May 17, 1995, by and between Charming Shoppes, Inc., and David V. Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.14).

10.2.19 Employment Agreement, dated as of August 22, 1995 by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.15).

10.2.20 Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhibit 10.1).

10.2.21 1993 Employees' Stock Incentive Plan Stock Option Agreement, dated as of August 23, 1995, by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.16).

10.2.22 1993 Employees' Stock Incentive Plan Restricted Stock and Stock Bonus Agreement, dated as of March 20, 1996, by and between Charming Shoppes, Inc., and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.17).




                                   (70)

10.2.23 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhibit 10.2).

10.2.24 Settlement Agreement and Release, dated as of February 9, 1996, by and between Charming Shoppes, Inc., and Philip Wachs, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.20).

10.2.25 Settlement Agreement and Release, dated as of April 25, 1996, by and between Charming Shoppes, Inc., and Samuel Sidewater, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (Exhibit 10.2.21).

10.2.26 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 1997. (Exhibit 4.1).

10.2.27 The Charming Shoppes, Inc. Compensation Program for the Non-Employee Chairman of the Board of Directors, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 1997. (Exhibit 4.2).

10.2.28 Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.29 Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.24).

10.2.30 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.25).

10.2.31  Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan.

10.2.32 Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan Stock Option Agreement.

10.2.33 Forms of Executive Severance Agreements by and between the Company, the named executive officers in the Company's Proxy Statement for the Annual Meeting to be held on June 15, 2000, and certain other Executive Officers of the Company.








                                   (71)

Other Exhibits

Exhibit 21 - Subsidiaries of Registrant

Exhibit 23 - Consent of independent auditors

Exhibit 27 - Financial data schedule

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consoli-dated financial statements or notes thereto.












































                                   (72)

 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.


-------------------------------------
By:  Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date:  April 27, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


-------------------------------------  ------------------------------------
Dorrit J. Bern, April 27, 2000         Eric M. Specter, April 27, 2000
Chairman of the Board                  Executive Vice President
President and Chief Executive Officer  Chief Financial Officer And Treasurer


-------------------------------------  ------------------------------------
John J. Sullivan, April 27, 2000       Joseph L. Castle II, April 27, 2000
Vice President, Corporate Controller   Director
Chief Accounting Officer


-------------------------------------  ------------------------------------
Alan Rosskamm                          Marvin L. Slomowitz, April 27, 2000
Director                               Director


-------------------------------------  ------------------------------------
Marjorie Margolies-Mezvinsky           Pamela S. Lewis, April 27, 2000
April 27, 2000                         Director
Director


-------------------------------------  ------------------------------------
Kenneth S. Olshan                      Charles T. Hopkins
April 27, 2000                         April 27, 2000
Director                               Director




                                   (73)