Form 10-Q
period 2000-04-29
CHARMING SHOPPES INC
filed 2000-06-12
CIK 19353

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 29, 2000

                                    or

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

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of April 29, 2000, was 101,031,591 shares.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   April 29, 2000 and January 29, 2000............................   2 - 3

Condensed Consolidated Statements of Operations and
Comprehensive Income
   Thirteen weeks ended April 29, 2000 and May 1, 1999............       4

Condensed Consolidated Statements of Cash Flows
   Thirteen weeks ended April 29, 2000 and May 1, 1999............       5

Notes to Condensed Consolidated Financial Statements..............   6 - 9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements........................................      10

Results of Operations............................................. 10 - 13

Liquidity and Capital Resources................................... 13 - 16

Impact of Year 2000...............................................      16

Market Risk.......................................................      17

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk..............................................................      18

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities....................................      19

Item 6.  Exhibits and Reports on Form 8-K......................... 19 - 20

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                   April 29,   January 29,
(In thousands)                                        2000         2000
ASSETS
Current assets
Cash and cash equivalents........................  $ 62,635     $ 34,299
Available-for-sale securities (including fair
 value adjustments of ($10) and $0,
 respectively)...................................    39,816       41,339
Merchandise inventories..........................   292,208      260,792
Deferred taxes...................................    10,801       10,801
Prepayments and other............................    48,518       47,090
                                                   --------     --------
 Total current assets............................   453,978      394,321
                                                   --------     --------

Property, equipment, and leasehold improvements..   459,802      450,401
Less: accumulated depreciation and amortization..   268,354      259,477
                                                   --------     --------
 Net property, equipment, and leasehold
 improvements....................................   191,448      190,924
                                                   --------     --------
Available-for-sale securities (including fair
 value adjustments of ($2,265) and ($2,222),
 respectively)...................................    73,795       74,490
Goodwill.........................................    96,206       97,405
Other assets.....................................    26,056       27,656
                                                  ---------     --------
Total assets                                       $841,483     $784,796
                                                   ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                                                   April 29,   January 29,
(In thousands except share amounts)                   2000         2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.................................  $147,758     $ 88,721
Accrued expenses.................................   127,382      142,304
Income taxes payable.............................     2,874            0
Current portion -- long-term debt................     1,939        1,920
                                                   --------     --------
 Total current liabilities.......................   279,953      232,945
                                                   --------     --------
Deferred taxes...................................    10,375       10,375

Long-term debt...................................   104,819      105,213

Stockholders' equity
Common Stock $.10 par value
 Authorized -- 300,000,000 shares
 Issued -- 109,986,591 shares and
   109,639,425 shares, respectively..............    10,999       10,964
Additional paid-in capital.......................    77,831       76,125
Treasury stock at cost -- 8,955,000 shares.......   (40,824)     (40,824)
Deferred employee compensation...................    (2,369)      (1,792)
Accumulated other comprehensive loss.............    (1,457)      (1,423)
Retained earnings................................   402,156      393,213
                                                   --------     --------
 Total stockholders' equity......................   446,336      436,263
                                                   --------     --------
Total liabilities and stockholders' equity.......  $841,483     $784,796
                                                   ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

Certain prior-period amounts have been reclassified to conform to current-period presentation

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                    Thirteen Weeks Ended
                                                    April 29,     May 1,
(In thousands except per-share amounts)                2000        1999
Net sales.........................................  $381,334    $258,975
Other income......................................     2,058       3,023
                                                    --------    --------
Total revenue.....................................   383,392     261,998
                                                    --------    --------

Cost of goods sold, buying, and occupancy expenses   272,841     190,062
Selling, general, and administrative expenses.....    92,771      62,625
Amortization of goodwill..........................     1,200           0
Interest expense..................................     2,109       1,973
                                                    --------    --------
Total expenses....................................   368,921     254,660
                                                    --------    --------

Income before income taxes and extraordinary item.    14,471       7,338
Income tax provision..............................     5,528       2,568
                                                    --------    --------
Income before extraordinary item..................     8,943       4,770

Extraordinary item -- Gain on early retirement
 of debt, net of income taxes of $664.............         0       1,232
                                                    --------    --------
Net income........................................     8,943       6,002
                                                    --------    --------

Unrealized losses on available-for-sale
 securities, net of income tax benefit of $34
 and $445, respectively...........................       (63)       (825)
Reclassification of realized losses (gains)
 on available-for-sale securities, net of
 income tax (benefit) expense of ($15)
 and $23, respectively............................        29         (44)
                                                    --------    --------
Total other comprehensive loss, net of taxes......       (34)       (869)
                                                    --------    --------
Comprehensive income..............................  $  8,909    $  5,133
                                                    ========    ========
Net income per share:
Before extraordinary item.........................     $ .09       $ .05
Extraordinary item................................       .00         .01
                                                       -----       -----
Net income........................................     $ .09       $ .06
                                                       =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Thirteen Weeks Ended
                                                      April 29,     May 1,
(In thousands)                                           2000       1999
Operating activities
Net income..........................................  $  8,943    $  6,002
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization......................    11,183       7,718
 Gain on early retirement of debt...................         0      (1,896)
 Other, net.........................................       232         401
 Changes in operating assets and liabilities:
   Merchandise inventories..........................   (31,416)    (33,069)
   Accounts payable.................................    59,037      22,482
   Prepayments and other............................    (1,628)       (976)
   Accrued expenses.................................   (14,922)     (5,256)
   Income taxes payable.............................     2,874      (2,356)
                                                      --------    --------
Net cash provided by (used in) operating activities.    34,303      (6,950)
                                                      --------    --------
Investing activities
Investment in capital assets........................    (7,579)     (7,311)
Proceeds from sales of capital assets...............       789       7,252
Proceeds from sales of available-for-sale securities     5,221     160,523
Gross purchases of available-for-sale securities....    (3,100)   (153,516)
Increase in other assets............................    (2,062)       (869)
                                                      --------    --------
Net cash (used in) provided by investing activities.    (6,731)      6,079
                                                      --------    --------
Financing activities
Reduction of long-term borrowings...................      (375)    (21,051)
Purchases of treasury stock.........................         0         (39)
Proceeds from exercise of stock options.............     1,139         174
                                                      --------    --------
Net cash provided by (used in) financing activities.       764     (20,916)
                                                      --------    --------
Increase (Decrease) in cash and cash equivalents....    28,336     (21,787)
Cash and cash equivalents, beginning of period......    34,299      43,789
                                                      --------    --------
Cash and cash equivalents, end of period............  $ 62,635    $ 22,002
                                                      ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements

Certain prior-period amounts have been reclassified to conform to current-period presentation

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of April 29, 2000 and the condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen weeks ended April 29, 2000 and May 1, 1999 have been prepared by the Company without audit. In the opinion of manage-ment, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 29, 2000 and the results of operations and cash flows for the thirteen weeks ended April 29, 2000 and May 1, 1999 have been made. Certain prior-period amounts in the condensed consolidated balance sheet and condensed consolidated state-ments of cash flows have been reclassified to conform to the current-period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in con-junction with the financial statements and notes thereto included in the Company's January 29, 2000 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended April 29, 2000 and May 1, 1999 are not necessarily indicative of operating results for the full fiscal year.

     On August 2, 1999, the Company acquired Modern Woman Holdings, Inc. and on January 7, 2000 the Company acquired Catherines Stores Corporation. The acquisitions were accounted for as purchases, and the results of oper-ations of the acquired companies are included in the Company's results of operations as of the dates of their respective acquisitions. Prior-period results have not been restated.


2.  Stockholders' Equity

     During the thirteen weeks ended April 29, 2000, stockholders' equity increased $10,073,000. Stockholders' equity increased as the result of net income of $8,943,000, payments of exercise price for stock options in the amount of $939,000, and amortization of deferred compensation expense of $225,000. These increases were partially offset by net unrealized losses on available-for-sale securities of $34,000 (net of an income tax benefit of $19,000).

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


3.  Accrued Restructuring Expenses

     On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan (the "Plan") that resulted in a pre-tax charge of $34,000,000. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. During the thirteen weeks ended April 29, 2000, the Company completed the downsizing of 21 stores in connection with the Plan. To-date, 71 stores have been closed, 93 stores have been downsized, and 8 stores are scheduled for downsizing in the fiscal year ending February 3, 2001. Accrued restructuring expenses are included in accrued expenses in the accompanying condensed consolidated balance sheet. The following table summarizes accrued restructuring charges related to the Plan as of January 29, 2000 and payments charged against the accrual during the thirteen weeks ended April 29, 2000:

                                         Accrued At              Accrued At
                                         January 29,              April 29,
(in thousands)                              2000      Payments      2000
Lease terminations/amendments and
  renovations of vacated store space....  $4,890      $(3,147)    $1,743
Other costs.............................   1,807          (56)     1,751
                                          ------      -------     ------
                                          $6,697      $(3,203)    $3,494
                                          ======      =======     ======

     During the fourth quarter of the fiscal year ended January 29, 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's plan to consolidate its Modern Woman stores into its Catherines stores. The restructuring charge was primarily for lease term-ination costs related to the closing of 11 Modern Woman stores that geo-graphically overlap Catherines stores. During the thirteen weeks ended April 29, 2000, no payments were charged against this accrual.


4.  Repurchases of Convertible Notes

     During the thirteen weeks ended May 1, 1999, the Company repurchased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 (the "Notes") at a total cost of $21,031,000. The Notes had an aggregate carrying value of $22,927,000 as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000. The Company did not repurchase any Notes during the thirteen weeks ended April 29, 2000.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


5.  Net Income (Loss) Per Share

                                                     Thirteen Weeks Ended
                                                     April 29,     May 1,
(In thousands)                                         2000         1999
Basic weighted average common shares outstanding...  100,850       98,164
Dilutive effect of assumed conversion of
 convertible notes.................................   12,875            0
Dilutive effect of stock options...................    1,279          370
                                                     -------       ------
Diluted weighted average common shares
 and equivalents outstanding.......................  115,004       98,534
                                                     =======       ======

Net income.........................................  $ 8,943       $6,002
Decrease in interest expense from assumed
 conversion of notes, net of income taxes..........    1,125            0
                                                     -------       ------
Net income used to determine
 diluted earnings per share........................  $10,068       $6,002
                                                     =======       ======

     For the thirteen-week periods ended April 29, 2000 and May 1, 1999, net income per share assuming dilution was equal to basic net income per share.

     Options to purchase 2.8 million and 9.5 million shares of Common Stock at April 29, 2000 and May 1, 1999, respectively, with exercise prices in excess of the average market price of the Company's Common Stock, were excluded from the computation of diluted net income per share because the effect would have been antidilutive.

     The assumed conversion of the Company's 7.5% Convertible Subordinated Notes due 2006 was excluded from the computation of diluted net income per share for the thirteen weeks ended May 1, 1999 because the effect would have been antidilutive.


6.  Impact of Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement as of the beginning of the fiscal year ending February 2, 2002. SFAS No. 133 requires the recognition of all derivative instruments as ei-ther assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. The statement also speci-fies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


designated as hedges. The Company currently manages a portion of its in-terest rate risk through the use of derivative instruments that cap a portion of the Company's interest rate risk. Management has not completed its determination of the effect that SFAS 133 will have on the Company's financial statements or financial statement disclosures.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC amended SAB 101 to require companies with fiscal years beginning between December 16, 1999 and March 15, 2000 to implement the provisions of SAB 101 no later than June 30, 2000. The Company will adopt the provisions of SAB 101 as of the fiscal quarter ended July 29, 2000. The Company is currently in the process of evaluating the impact that SAB 101 will have on its con-solidated financial position and results of operations.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition. In particular, it includes forward-looking statements regarding sales and earnings performance, store openings and closings, cost savings, capital requirements, management's expectations for Year 2000 compliance, the Com-pany's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may in-clude, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) eco-nomic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (v) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (vi) competitive pressures, (vii) failure to realize merger-related synergies, (viii) fluctuations in interest rates, and (ix) disruptions to operations as a result of Year 2000 compliance issues. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, and in the Company's reports filed with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

     In August 1999, the Company acquired Modern Woman Holdings, Inc. ("Modern Woman"). Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. In January 2000, the Company acquired Catherines Stores Corporation ("Catherines Stores"). Catherines Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. The Company is in the process of consolidating the Modern Woman stores into Catherines Stores. The acquisitions have been accounted for as purchases, and their results of operations are included in the Company's results of operations for the thirteen weeks ended April 29, 2000 ("Fiscal 2001 First Quarter"). Prior-period results have not been restated.

     Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment pending final deter-mination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. In connection with the Catherines Stores acquisition, the purchase price exceeded the fair value of identifi-able net assets acquired. The excess purchase price, approximately $97.7 million, has been accounted for as goodwill, and is being amortized over a 20-year period. The results of operations for the Fiscal 2001 First Quarter include $1.2 million of amortization of goodwill.

     The following table sets forth, as a percentage of net sales, certain items appearing in the Condensed Consolidated Statements of Operations and Comprehensive Income:

                                                     Thirteen Weeks Ended
                                                     April 29,     May 1,
                                                       2000         1999
Net sales...........................................  100.0%       100.0%
Other income........................................    0.5          1.2
Cost of goods sold, buying, and occupancy expenses..   71.5         73.4
Selling, general, and administrative expenses.......   24.3         24.2
Amortization of goodwill............................    0.3          --
Interest expense....................................    0.6          0.8
Income before income taxes and extraordinary item...    3.8          2.8
Income tax provision................................    1.4          1.0
Income before extraordinary item....................    2.4          1.8
Gain on early retirement of debt, net of taxes......    --           0.5
Net income..........................................    2.4          2.3

The following table sets forth certain information related to the Company's net sales:

                                                     Thirteen Weeks Ended
                                                     April 29,     May 1,
                                                       2000         1999
Increase in comparable Fashion Bug store sales(1)...   2.3%         5.7%
Sales from new Fashion Bug stores as a percentage
 of total prior-period sales........................   7.7          4.6
Sales from Catherines and Modern Woman stores as a
 percentage of total prior-period sales(2)..........  40.3          --
Prior-period sales from closed Fashion Bug stores as
 a percentage of total prior-period sales...........  (3.0)        (3.9)
Increase in total sales.............................  47.3          6.1

[FN]
--------------------
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.
(2) Sales from Catherines stores acquired in January 2000 and Modern Woman stores acquired in August 1999.

     Net sales for the Fiscal 2001 First Quarter totaled $381.3 million as compared to net sales of $259.0 million for the quarter ended May 1, 1999 ("Fiscal 2000 First Quarter"). Fiscal 2001 First Quarter net sales include $104.4 million of sales from Catherines Stores and Modern Woman stores. Increases in comparable store sales for Fashion Bug stores were achieved in sportswear, intimate apparel, and coats, reflecting favorable customer response to the Company's spring merchandise offerings. As of April 29, 2000, the Company operated 1,192 Fashion Bug stores, 435 Catherines stores, and 114 Modern Woman stores, as compared to 1,143 Fashion Bug stores as of May 1, 1999.

     Other income expressed as a percentage of sales decreased 0.7% in the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter.
The decrease was primarily a result of lower interest income from reduced levels of available-for-sale securities during the Fiscal 2001 First Quar-ter as compared to the Fiscal 2000 First Quarter. The Company sold a portion of its available-for-sale securities during the latter half of Fis-cal 2000 to finance the Catherines Stores and Modern Woman acquisitions.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.9% in the Fiscal 2001 First Quarter as com-pared to the Fiscal 2000 First Quarter. Cost of goods sold as a percentage of sales decreased 1.5% in the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter. The improvement in merchandise margins was pri-marily a result of reduced levels of markdowns and store-wide promotions. Traditionally higher gross margins at Catherines stores also contributed to the improvement in merchandise margins. Buying and occupancy expenses expressed as a percentage of sales decreased 0.4% in the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter. Buying and occupancy expenses as a percentage of sales benefited from the leveraging effect of the increase in sales volume on the fixed portion of these expenses.

     Selling, general, and administrative expenses expressed as a percent-age of sales increased 0.1% in the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter. Selling expenses increased 0.4% as a percentage of sales, primarily as a result of increases in payroll costs. General and administrative expenses decreased 0.3% as a percentage of sales. General and administrative expenses as a percentage of sales bene-fited from the leveraging effect of the increase in sales volume and from cost synergies related to the Catherines Stores and Modern Woman acqui-sitions.

     Interest expense expressed as a percentage of sales decreased 0.2% in the Fiscal 2001 First Quarter as compared to the Fiscal 2000 First Quarter as the result of the leveraging effect of the increase in sales, but in-creased slightly in amount. Interest expense increased as a result of long-term debt and capital lease obligations totaling $11.2 million that were assumed by the Company in connection with the Catherines Stores acqui-sition. This increase was partially offset by reduced interest expense resulting from the Company's repurchase of $23.3 million aggregate princi-pal amount of its 7.5% Convertible Subordinated Notes due 2006 during the Fiscal 2000 First Quarter.

     The income tax provision for the Fiscal 2001 First Quarter was 38.2% of the Company's pre-tax income, as compared to 35.0% for the Fiscal 2000 First Quarter. The increase in the estimated effective tax rate is primarily a result of the non-deductibility for tax purposes of goodwill amortization related to the Catherines Stores acquisition and a higher effective tax rate for Catherines Stores.

     During the Fiscal 2000 First Quarter, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes Due 2006 at a total cost of $21.0 million. The notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.

     Net income per share, assuming dilution, for the Fiscal 2001 First Quarter was $.09 as compared to $.06 for the Fiscal 2000 First Quarter.
Net income per share for the Fiscal 2000 First Quarter includes $.01 from the extraordinary gain on the repurchase of the notes. Diluted net income per share excluding goodwill amortization (cash earnings per share) for the Fiscal 2001 First Quarter was $.10.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its investment portfolio and (iv) its $150 million revolving credit facility. As of April 29, 2000, the Company had working capital of $174.0 million as compared to $161.4 million at January 29,
2000.   Working capital at April 29, 2000 included $62.6 million of cash and cash equivalents, compared to cash and cash equivalents of $34.3 million at January 29, 2000. The ratio of current assets to current liabilities was 1.6 to 1 at April 29, 2000 and 1.7 to 1 at January 29, 2000.

     Net cash provided by operating activities was $34.3 million for the Fiscal 2001 First Quarter, as compared to net cash used in operating activ-ities of $7.0 million for the Fiscal 2000 First Quarter. The increase in cash provided by operations was primarily the result of an increase in trade accounts payable, primarily as a result of improved credit terms for the Catherines stores, at the end of the Fiscal 2001 First Quarter and an increase in earnings before depreciation and amortization. These increases were partially offset by payments of accrued expenses.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facil-ity, which expires June 1, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary. The facility is secured by merchandise inven-tory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. As of April 29, 2000, the availability under this facility was approximately $148.6 million, against which the Company had outstanding letters of credit of $41.7 million. There were no cash borrow-ings outstanding under this agreement as of April 29, 2000. The agreement requires, among other things, that the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock.

   At the time of its acquisition by the Company, Catherines Stores was a party to a bank credit agreement that provided for a maximum working capital availability of $19.5 million, including a swing line of credit of $3 million. The agreement was secured by substantially all of Catherines Stores assets except for assets securing the 7.5% mortgage note, discussed below, and inventory. Amounts available under the agreement were based on the amounts of Catherines Stores inventories and receivables. The working capital facility could also be used to fund letters of credit. As a result of the Company's acquisition of Catherines Stores, the bank providing the agreement has extended the term of the agreement to June 22, 2000. At April 29, 2000, the combined availability under the working capital and swing line facilities was approximately $12.1 million, after considering outstanding letters of credit of $7.4 million. The Company is currently negotiating the extension of this agreement. Should this agreement not be extended, the Company's working capital needs would not be adversely af-fected.

     As a result of the acquisition of Modern Woman, the Company also has access to a working capital line of credit with a maximum availability of $10 million. As of April 29, 2000, $5 million was available under this agreement to fund letters of credit, and no letters of credit were outstanding. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5 million of available-for-sale securities.

     In connection with the acquisition of Catherines Stores, the Company assumed a 7.5% Mortgage Note and certain capital lease obligations. The mortgage financing agreement provides for a $6.9 million mortgage facility with a seven-year term and a 20-year amortization period, and is secured by land and buildings at the Memphis, Tennessee office of Catherines Stores. The capital leases are for data processing and point-of-sale equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the point-of-sale equipment), renewing the leases, or returning the equipment to the
lessor.   As of April 29, 2000, the Company has current debt maturity payments of $1.9 million, which are primarily for amounts due under the Mortgage Note and the capital lease obligations.

     Capital expenditures of $7.6 million during the first quarter of Fiscal 2001 were primarily for the construction, remodeling, and fixturing of new and existing retail stores and loss-prevention equipment. During Fiscal 2001, the Company anticipates incurring capital expenditures of approximately $65 million. The Company expects to finance these capital expenditures principally through internally generated funds. The Company plans to open approximately 110 new stores, remodel approximately 60 stores, and relocate approximately 50 stores during Fiscal 2001. During the first quarter of Fiscal 2001, the Company opened 12, relocated 5, and closed 5 Fashion Bug stores, opened 2 Catherines Stores, and closed 8 Mod-ern Woman stores.

     In connection with the Company's store restructuring plan, which was adopted in conjunction with the decision to eliminate men's merchandise from the Company's stores, the Company had approximately $3.5 million of accrued, unpaid restructuring costs as of April 29, 2000. In connection with the Company's plan to consolidate its Modern Woman stores into its Catherines stores, the Company had approximately $1.5 million of accrued, unpaid restructuring costs as of April 29, 2000. These accrued costs are included in accrued expenses on the accompanying condensed consolidated balance sheet. The Company expects to pay the majority of these costs by the end of Fiscal 2001. Management does not expect any further change in the estimated costs for these restructuring plans.

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

     Charming Shoppes Receivables Corp. and Charming Shoppes, Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special-purpose corporations. At April 29, 2000, Charming Shoppes Receivables Corp. had $39.3 million of Charming Shoppes Master Trust Certificates, and Charming Shoppes Street, Inc. had $533 thousand of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the cred-it enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitiza-tion, and the Company does not have any risk of counterparty non-performance.

     The Company also has a non-recourse agreement to permit a third party to provide an accounts receivable proprietary credit card sales funding program for its Catherines Stores. This funding program expires in Janu-ary 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherines Stores credit card accounts.

     The securitization and funding agreements improve the overall liquid-ity of the Company and lessen the effect of interest rate volatility by providing short-term sources of funding. Additional information regarding these programs is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: FINANCIAL CONDITION -- Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

     The Company believes that cash flow from operations, its proprietary credit card receivables securitization and funding agreements, its invest-ment portfolio, and its $150 million revolving credit facility are suffi-cient to support current operations.


IMPACT OF YEAR 2000

     The Company has not experienced any significant adverse consequences to-date as a result of the Year 2000 problem, and does not anticipate any significant impact on future operations. The Company does not sell prod-ucts which use computer systems, embedded chip technology, or other devices that may be sensitive to dates. The Company is a retailer of women's apparel, and does not rely on a single customer for any significant amount of sales. However, it is possible that the full impact of the Year 2000 problem has not yet been fully recognized. Issues related to the Year 2000 problem could still occur during quarterly or annual financial closings.
In addition, the Company's vendors or suppliers could still be adversely affected by Year 2000 problems. The Company's management believes that any such problems would most likely be minor and correctable. The Company is not currently aware of any Year 2000 problems affecting its vendors or suppliers.

MARKET RISK

     The Company manages its Fashion Bug proprietary credit card program through various operating entities that are wholly owned by the Company. The primary activity of these entities is to service the proprietary credit card portfolio, the balances of which are sold under a credit card securi-tization program. Under the securitization program, the Company may be exposed to fluctuations in interest rates to the extent that a portion of the investor certificates are floating-rate instruments.

     The Company uses derivative instruments to manage its interest rate risk. The Company regularly monitors interest rate fluctuations and busi-ness implications surrounding interest rate changes, especially related to the management of its Fashion Bug proprietary credit card program, which is securitized. As of April 29, 2000, the Company had floating-rate instru-ments representing approximately $198.3 million, or approximately 72% of all securitized assets under the program, which were subject to rate exposure.

     The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. In addition, the Company has entered into an interest rate swap that limits the Company's exposure to rising interest rates should interest rates increase to a rate above the agreement's specified rate. Additional information regarding these agreements is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations: FINANCIAL CONDITION -- Liquidity and Capi-tal Resources " of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

     The interest rate swap may subject the Company to market risk associa-ted with changes in interest rates, as well as the risk of default by a counter-party to the agreement. Under the terms of the swap agreement, the Company may be required to pledge certain assets if the market value of the interest rate swap falls below an amount set forth in the agreement. As of April 29, 2000, there were no pledged amounts required under the terms of the agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- MARKET RISK," above.

                        PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

(a) and (b)

     Not applicable.

(c)  Recent Sales of Unregistered Securities

     During the quarter ended April 29, 2000, the Company issued 5,500 shares of its Common Stock, $.10 par value. The shares were issued on February 10, 2000 to employees of the Company under the terms of the Com-pany's Restricted Stock Award Plan for Associates. No cash consideration was received for the shares, which were issued as bonus awards to the employees. The aggregate fair market value of the shares on the date of issue was $16,775.00.

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

27   Financial Data Schedule.

(b)  Reports on Form 8-K


     On March 22, 2000, the Company filed an amended report on Form 8-K/A dated January 7, 2000, amending a report on Form 8-K filed on January 21, 2000. The Form 8-K filed on January 21, 2000 was filed to report the merger of Rose Merger Sub, Inc., a Tennessee corporation and a wholly-owned subsidiary of the Company, with and into Catherines Stores Corporation.
The disclosures required by Item 2, Item 5, and Item 7(a) were included in the initial filing on Form 8-K. The Form 8-K/A was filed, in accordance with Item 7(b)(2), within 60 days after the due date of the initial filing on Form 8-K, to include the pro forma financial information required by
Item 7(b).

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHARMING SHOPPES, INC.
                                            ----------------------
                                                 (Registrant)


Date: June 9, 2000                            /S/ DORRIT J. BERN
                                            ----------------------
                                                Dorrit J. Bern
                                            Chairman of the Board
                                    President and Chief Executive Officer


Date: June 9, 2000                           /S/ ERIC M. SPECTER
                                            ----------------------
                                               Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer