Form 10-Q
period 2000-07-29
CHARMING SHOPPES INC
filed 2000-09-12
CIK 19353

===========================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 29, 2000

                                    or

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

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of July 29, 2000, was 101,141,165 shares.
===========================================================================

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   July 29, 2000 and January 29, 2000............................    2 - 3

Condensed Consolidated Statements of Operations and
   Comprehensive Income
   Thirteen weeks ended July 29, 2000 and July 31, 1999..........        4
   Twenty-six weeks ended July 29, 2000 and July 31, 1999........        5

Condensed Consolidated Statements of Cash Flows
   Twenty-six weeks ended July 29, 2000 and July 31, 1999........        6

Notes to Condensed Consolidated Financial Statements.............   7 - 11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements.......................................       12

Results of Operations............................................  12 - 18

Liquidity and Capital Resources..................................  18 - 21

Impact of Year 2000..............................................       21

Market Risk......................................................       21

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.............................................................       22

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities...................................       23

Item 4.  Submission of Matters to a Vote of Security Holders.....       23

Item 6.  Exhibits and Reports on Form 8-K........................       24


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                    July 29,   January 29,
(In thousands)                                        2000         2000
                                                      ----         ----
ASSETS
Current assets
Cash and cash equivalents........................  $ 99,209     $ 34,299
Available-for-sale securities (including fair
 value adjustments of ($7) and $0,
 respectively)...................................    36,950       41,339
Merchandise inventories..........................   255,922      260,792
Deferred taxes...................................    10,801       10,801
Prepayments and other............................    45,138       47,090
                                                   --------     --------
 Total current assets............................   448,020      394,321
                                                   --------     --------

Property, equipment, and leasehold improvements..   477,184      450,401
Less: accumulated depreciation and amortization..   275,721      259,477
                                                   --------     --------
 Net property, equipment, and leasehold
 improvements....................................   201,463      190,924
                                                   --------     --------
Available-for-sale securities (including fair
 value adjustments of ($1,692) and ($2,222),
 respectively)...................................    72,764       74,490
Goodwill.........................................    95,008       97,405
Other assets.....................................    26,987       27,656
                                                   --------     --------
Total assets.....................................  $844,242     $784,796
                                                   ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                (Unaudited)


                                                    July 29,   January 29,
(In thousands except share amounts)                   2000         2000
                                                      ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.................................  $117,039     $ 88,721
Accrued expenses.................................   119,574      142,304
Income taxes payable.............................    12,990            0
Current portion -- long-term debt................     3,088        1,920
                                                   --------     --------
 Total current liabilities.......................   252,691      232,945
                                                   --------     --------

Deferred taxes...................................    10,375       10,375
Long-term debt...................................   107,529      105,213

Stockholders' equity
Common Stock $.10 par value
 Authorized -- 300,000,000 shares
 Issued -- 110,246,165 shares and
   109,639,425 shares, respectively..............    11,025       10,964
Additional paid-in capital.......................    78,805       76,125
Treasury stock at cost -- 9,105,000 shares
 and 8,955,000 shares, respectively..............   (41,537)     (40,824)
Deferred employee compensation...................    (2,163)      (1,792)
Accumulated other comprehensive loss.............    (1,083)      (1,423)
Retained earnings................................   428,600      393,213
                                                   --------     --------
 Total stockholders' equity......................   473,647      436,263
                                                   --------     --------
Total liabilities and stockholders' equity.......  $844,242     $784,796
                                                   ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

Certain prior-period amounts have been reclassified to conform to current-period presentation

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                     Thirteen Weeks Ended
                                                     July 29,    July 31,
(In thousands except per-share amounts)                2000        1999
                                                       ----        ----
Net sales..........................................  $428,229    $311,743
Other income.......................................     2,637       2,574
                                                     --------    --------
Total revenue......................................   430,866     314,317
                                                     --------    --------

Cost of goods sold, buying, and occupancy expenses.   295,744     214,772
Selling, general, and administrative expenses......    89,044      66,362
Restructuring credit...............................         0      (2,834)
Amortization of goodwill...........................     1,196           0
Interest expense...................................     2,093       1,824
                                                     --------    --------
Total expenses.....................................   388,077     280,124
                                                     --------    --------

Income before income taxes.........................    42,789      34,193
Income tax provision...............................    16,345      11,968
                                                     --------    --------
Net income.........................................    26,444      22,225
                                                     --------    --------
Unrealized gains (losses) on available-for-sale
 securities, net of income tax (expense) benefit
 of ($184) and $1,353, respectively................       341      (2,457)
Reclassification of realized losses on available-
 for-sale securities, net of income tax (benefit)
 of ($18) and ($386), respectively.................        33         718
                                                     --------    --------
Total other comprehensive gain (loss), net of taxes       374      (1,739)
                                                     --------    --------
Comprehensive income...............................  $ 26,818    $ 20,486
                                                     ========    ========

Basic net income per share.........................     $ .26       $ .23
                                                        =====       =====
Diluted net income per share.......................     $ .24       $ .21
                                                        =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                    Twenty-six Weeks Ended
                                                     July 29,    July 31,
(In thousands except per-share amounts)                2000        1999
Net sales..........................................  $809,563    $570,718
Other income.......................................     4,695       5,597
                                                     --------    --------
Total revenue......................................   814,258     576,315
                                                     --------    --------

Cost of goods sold, buying, and occupancy expenses.   568,585     404,834
Selling, general, and administrative expenses......   181,815     128,987
Restructuring credit...............................         0      (2,834)
Amortization of goodwill...........................     2,396           0
Interest expense...................................     4,202       3,797
                                                     --------    --------
Total expenses.....................................   756,998     534,784
                                                     --------    --------

Income before income taxes and extraordinary item..    57,260      41,531
Income tax provision...............................    21,873      14,536
                                                     --------    --------
Income before extraordinary item...................    35,387      26,995

Extraordinary item -- Gain on early retirement
 of debt, net of income taxes of $664..............         0       1,232
                                                     --------    --------
Net income.........................................    35,387      28,227
                                                     --------    --------
Unrealized gains (losses) on available-for-sale
 securities, net of income tax (expense) benefit
 of ($150) and $1,798, respectively................       278      (3,282)
Reclassification of realized losses on available-
 for-sale securities, net of income tax (benefit)
 of ($33) and ($363), respectively.................        62         674
                                                     --------    --------
Total other comprehensive gain (loss), net of taxes       340      (2,608)
                                                     --------    --------
Comprehensive income...............................  $ 35,727    $ 25,619
                                                     ========    ========

Basic income per share before extraordinary item...     $ .35       $ .28
Extraordinary item.................................       .00         .01
                                                        -----       -----
Basic net income per share.........................     $ .35       $ .29
                                                        =====       =====

Diluted income per share before extraordinary item.     $ .33       $ .26
Extraordinary item.................................       .00         .01
                                                        -----       -----
Diluted net income per share.......................     $ .33       $ .27
                                                        =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Twenty-six Weeks Ended
                                                       July 29,    July 31,
(In thousands)                                           2000       1999
                                                         ----       ----
Operating activities
Net income..........................................  $ 35,387    $ 28,227
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization......................    23,440      15,465
 Gain on early retirement of debt...................         0      (1,896)
 Other, net.........................................       275        (569)
 Changes in operating assets and liabilities:
   Merchandise inventories..........................     4,870     (26,163)
   Accounts payable.................................    28,318      27,888
   Prepayments and other............................     1,480      (4,626)
   Accrued expenses.................................   (22,726)      6,683
   Income taxes payable.............................    12,990       7,867
                                                      --------    --------
Net cash provided by operating activities...........    84,034      52,876
                                                      --------    --------
Investing activities
Investment in capital assets........................   (23,713)    (14,483)
Proceeds from sales of capital assets...............       789       9,454
Proceeds from sales of available-for-sale securities    28,945     309,040
Gross purchases of available-for-sale securities....   (22,397)   (344,855)
Increase in other assets............................    (3,246)     (6,163)
                                                      --------    --------
Net cash used in investing activities...............   (19,622)    (47,007)
                                                      --------    --------
Financing activities
Reduction of long-term borrowings...................    (1,161)    (21,051)
Purchases of treasury stock.........................      (713)        (39)
Proceeds from exercise of stock options.............     2,372         438
                                                      --------    --------
Net cash provided by (used in) financing activities.       498     (20,652)
                                                      --------    --------
Increase (Decrease) in cash and cash equivalents....    64,910     (14,783)
Cash and cash equivalents, beginning of period......    34,299      43,789
                                                      --------    --------
Cash and cash equivalents, end of period............  $ 99,209    $ 29,006
                                                      ========    ========
Non-cash financing and investing activities
Equipment acquired through capital leases...........  $  4,645    $      0
                                                      ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements

Certain prior-period amounts have been reclassified to conform to current-period presentation

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of July 29, 2000 and the condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 29, 2000 and the results of operations and cash flows for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 have been made. Certain prior-period amounts in the condensed consolidated balance sheet and condensed consolidated statements of cash flows have been reclassified to conform to the current-period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in con-junction with the financial statements and notes thereto included in the Company's January 29, 2000 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

     On August 2, 1999, the Company acquired Modern Woman Holdings, Inc. and on January 7, 2000 the Company acquired Catherines Stores Corporation. The acquisitions were accounted for under the purchase method of account-ing, and the results of operations of the acquired companies are included in the Company's results of operations as of the dates of their respective acquisitions. Prior-period results have not been restated.


2.   Stockholders' Equity

                                                               Twenty-six
                                                              Weeks Ended
(In thousands)                                               July 29, 2000
                                                             -------------
Total stockholders' equity, beginning of period..............  $436,263
Net income...................................................    35,387
Exercise of stock options....................................     1,899
Amortization of deferred compensation expense................       471
Net unrealized gains on available-for-sale securities,
  net of income tax expense of $183..........................       340
Purchases of treasury stock..................................      (713)
                                                               --------
Total stockholders' equity, end of period....................  $473,647
                                                               ========

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


3.  Accrued Restructuring Expenses and Restructuring Credit

     On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan (the "Plan") that resulted in a pre-tax charge of $34,000,000. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. To-date, 71 stores have been closed and 98 stores have been downsized. Accrued restructuring expenses are included in accrued expenses in the accompanying condensed consolidated balance sheets. Management anticipates that the current reserve is adequate to cover expected future expenditures related to this plan. The following table summarizes accrued restructuring charges related to this Plan as of January 29, 2000 and payments charged against the accrual during the twenty-six weeks ended July 29, 2000:

                                         Accrued At              Accrued At
                                         January 29,              July 29,
(in thousands)                              2000       Payments     2000
                                            ----       --------     ----
Lease terminations/amendments and
  renovations of vacated store space....   $4,890      $(3,727)    $1,163
Other costs.............................    1,807         (518)     1,289
                                           ------      -------     ------
                                           $6,697      $(4,245)    $2,452
                                           ======      =======     ======

     During the fourth quarter of the fiscal year ended January 29, 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores. The restructuring charge was primarily for lease term-ination costs related to the closing of 11 Modern Woman stores that geo-graphically overlap Catherine's stores. The majority of these stores will be closed during the fiscal year ending February 3, 2001. As of July 29, 2000, $125,000 has been charged against this accrual. Management antici-pates that the current reserve is adequate to cover expected future expenditures related to this plan.

     In December 1998, the Company consolidated its Fashion Bug distribu-tion center operations in its Greencastle, Indiana facility, and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20,246,000 during the fourth quarter of the fiscal year ended January 30, 1999. During the thirteen weeks ended July 31, 1999, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2,834,000 during the thirteen and twenty-six weeks ended July 31, 1999. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


4.  Repurchases of Common Stock and Convertible Notes

     The Company's Board of Directors has approved the repurchase of up to 20,000,000 shares of the Company's Common Stock. During the thirteen weeks ended July 29, 2000, the Company repurchased 150,000 shares of its Common Stock at an aggregate cost of $713,000. During the twenty-six weeks ended July 31, 1999, the Company repurchased 10,000 shares of its Common Stock at an aggregate cost of $39,000. To-date, the Company has repurchased an aggregate total of 9,105,000 shares of its Common Stock at an aggregate cost of $41,537,000.

     During the twenty-six weeks ended July 31, 1999, the Company re-purchased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 (the "Notes") at a total cost of $21,031,000. The Notes had an aggregate carrying value of $22,927,000 as of the re-purchase dates. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000. The Company did not repur-chase any Notes during the twenty-six weeks ended July 29, 2000.


5.  Net Income (Loss) Per Share

                                Thirteen Weeks Ended  Twenty-six Weeks Ended
                                July 29,    July 31,   July 29,    July 31,
(In thousands)                    2000        1999       2000        1999
                                  ----        ----       ----        ----
Basic weighted average
 common shares outstanding..... 101,121      98,309    100,986      98,237
Dilutive effect of
 assumed conversion of
 convertible notes.............  12,875      12,875     12,875      16,000
Dilutive effect of
 stock options.................     952       1,496      1,115         933
                                -------     -------    -------     -------
Diluted weighted average
 common shares and
 equivalents outstanding....... 114,948     112,680    114,976     115,170
                                =======     =======    =======     =======

Net income..................... $26,444     $22,225    $35,387     $28,227
Decrease in interest expense
 from assumed conversion of
 notes, net of income taxes....   1,125       1,184      2,251       2,439
                                -------     -------    -------     -------
Net income used to determine
 diluted earnings per share.... $27,569     $23,409    $37,638     $30,666
                                =======     =======    =======     =======

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


5.  Net Income (Loss) Per Share (Continued)

     Options to purchase 4.6 million and 2.9 million shares of Common Stock at July 29, 2000 and July 31, 1999, respectively, with exercise prices in excess of the average market price of the Company's Common Stock, were excluded from the computation of diluted net income per share because the effect would have been antidilutive.


6.  Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabil-ities in the statement of financial position, and the measurement of those instruments at fair value. The statement also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. In June 1999, the FASB issued SFAS No. 137, "Accounting for Deriv-ative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers for one year the effective date of SFAS No. 133. SFAS No. 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities as the result of a limited number of issues causing implementation difficulties for entities applying SFAS 133.

     The Company uses interest rate derivative instruments to limit its interest rate risk on assets related to the management of its proprietary credit card program. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. The Company will adopt the provisions of SFAS No. 133 as of the beginning of the fiscal year ending February 2, 2002. Management is currently assessing the effect that SFAS 133 will have on the Company's results of operations and financial position.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


6.  Impact of Recent Accounting Pronouncements (Continued)

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC amended SAB 101 to require companies with fiscal years beginning between December 16, 1999 and March 15, 2000 to implement the provisions of SAB 101 no later than June 30, 2000. In June 2000, the SEC further amended SAB 101 to permit companies to delay the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will adopt the provisions of SAB 101 as of the fiscal quarter ending February 3, 2001. Management does not expect that adoption of SAB 101 will have a material effect on the Company's full-year results of operations or financial position. However, the seasonal nature of the Company's business may result in a marginal impact on interim results of operations as a result of the adoption of the provisions of SAB 101.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition. In particular, it includes forward-looking statements regarding sales and earnings performance, store openings and closings, cost savings and merger-related synergies, capital requirements, management's expectations for Year 2000 compliance, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (v) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (vi) competitive pressures, (vii) failure to realize merger-related synergies,
(viii) fluctuations in interest rates, and (ix) disruptions to operations as a result of Year 2000 compliance issues. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 --
Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, and in the Company's reports filed with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

     In August 1999, the Company acquired Modern Woman Holdings, Inc. ("Modern Woman"). Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. In January 2000, the Company acquired Catherines Stores Corporation ("Catherine's Stores"). Catherine's Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. The Company has consolidated the Modern Woman stores into Catherine's Stores. The acquisitions have been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in the Company's results of operations for the thirteen and twenty-six weeks ended July 29, 2000. Prior-period results have not been restated.

     Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment pending final deter-mination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. In connection with the Catherine's Stores acquisition, the purchase price exceeded the fair value of identifi-able net assets acquired. The excess purchase price, approximately $97.7 million, has been accounted for as goodwill, and is being amortized over a 20-year period. The results of operations for the thirteen and twenty-six weeks ended July 29, 2000 include $1.2 million and $2.4 million, respec-tively, of goodwill amortization.

     The following table sets forth, as a percentage of net sales, items appearing in the Condensed Consolidated Statements of Operations and Comprehensive Income:

                                     Thirteen Weeks     Twenty-six Weeks
                                          Ended               Ended
                                    July 29, July 31,   July 29, July 31,
                                      2000     1999       2000     1999
                                      ----     ----       ----     ----
Net sales..........................  100.0%   100.0%     100.0%   100.0%
Other income.......................    0.6      0.8        0.6      1.0
Cost of goods sold, buying, and
 occupancy expenses................   69.1     68.9       70.2     70.9
Selling, general, and
 administrative expenses...........   20.8     21.3       22.5     22.6
Restructuring credit...............    --      (0.9)       --      (0.5)
Amortization of goodwill...........    0.3      --         0.3      --
Interest expense...................    0.5      0.6        0.5      0.7
Income before income taxes and
 extraordinary item................    9.9     10.9        7.1      7.3
Income tax provision...............    3.8      3.8        2.7      2.5
Income before extraordinary item...    6.1      7.1        4.4      4.8
Gain on early retirement of
 debt, net of taxes................    --       --         --       0.2
Net income.........................    6.1      7.1        4.4      5.0

     The following table sets forth certain information related to the Company's net sales:

                                     Thirteen Weeks     Twenty-six Weeks
                                          Ended               Ended
                                    July 29, July 31,   July 29, July 31,
                                      2000     1999       2000     1999
                                      ----     ----       ----     ----
Increase (decrease) in comparable
 Fashion Bug store sales(1)........  (0.2)%    11.4%       1.0%     8.7%
Sales from new Fashion Bug stores
 as a percentage of total
 prior-period sales................   7.8       4.1        7.7      4.3
Sales from Catherine's and Modern
 Woman stores as a percentage of
 total prior-period sales(2).......  33.2       --        36.4      --
Prior-period sales from closed
 Fashion Bug stores as a percentage
 of total prior-period sales.......  (3.4)     (3.5)      (3.2)    (3.7)
Increase in total sales............  37.4      11.7       41.9      9.1
--------------------

[FN]
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.
(2) Sales from Catherine's stores acquired in January 2000 and Modern Woman stores acquired in August 1999.


Thirteen Weeks Ended July 29, 2000 and July 31, 1999

     Net sales for the quarter ended July 29, 2000 ("Fiscal 2001 Second Quarter") totaled $428.2 million as compared to net sales of $311.7 million for the quarter ended July 31, 1999 ("Fiscal 2000 Second Quarter"). Fiscal 2001 Second Quarter net sales include $103.4 million of sales from Cather-ines Stores and Modern Woman stores. For Fashion Bug stores, increases in comparable store sales of junior and plus-size sportswear, intimate apparel, and footwear were offset by decreases in comparable store sales of missy sportswear, dresses, and accessories. As of July 29, 2000, the Company operated 1,204 Fashion Bug stores, 516 Catherine's stores, and 20 Modern Woman stores, as compared to 1,145 Fashion Bug stores as of July 31, 1999.

     Other income expressed as a percentage of sales decreased 0.2% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter, but was relatively constant in amount. Interest income decreased as a result of reduced levels of available-for-sale securities during the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. During the latter half of the fiscal year ended January 29, 2000 ("Fiscal 2000") the Company sold available-for-sale securities to finance the Catherine's Stores and Modern Woman acquisitions. The decrease in interest income in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quar-ter was offset by a decrease in realized losses from the sale of available-for-sale securities. During the Fiscal 2000 Second Quarter, the Company realized losses from sales of available-for-sale securities in connection with a realignment of the Company's portfolio.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales increased 0.2% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. Cost of goods sold as a percentage of sales decreased 0.3% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. The improvement in merchandise margins was primarily a result of the effect of higher gross margins at the Company's Catherine's stores. Cost of goods sold as a percentage of sales for the Company's Fashion Bug stores increased 1.0% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. Buying and occupancy expenses expressed as a percentage of sales increased 0.5% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. Buying and occupancy expenses as a percentage of sales increased primarily as a result of relatively higher levels of expenses at the Company's Catherine's stores. Buying and occupancy expenses as a percentage of sales for the Company's Fashion Bug stores increased 0.2% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter.

     Selling, general, and administrative expenses expressed as a percent-age of sales decreased 0.5% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter. Selling expenses were constant as a percentage of sales. A 0.6% decrease in selling expenses as a percentage of sales for the Fashion Bug stores was offset by higher selling expenses at the Catherine's stores. General and administrative expenses decreased 0.5% as a percentage of sales. General and administrative expenses benefited from cost synergies related to the Catherine's Stores and Modern Woman acquisitions and cost reductions within the Fashion Bug stores. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

     In December 1998, the Company consolidated its Fashion Bug distribu-tion center operations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20.2 million during the fourth quarter of the fiscal year ended January 30, 1999 ("Fiscal 1999"). During the Fiscal 2000 Second Quarter, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2.8 million. The credit primarily repre-sents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

     Interest expense expressed as a percentage of sales decreased 0.1% in the Fiscal 2001 Second Quarter as compared to the Fiscal 2000 Second Quarter, but increased slightly in amount. Interest expense increased as a result of long-term debt and capital lease obligations totaling $11.2 million that were assumed by the Company in connection with the Catherine's Stores acquisition and $4.6 million of capital lease obligations incurred in the Fiscal 2001 Second Quarter.

     The income tax provision for the Fiscal 2001 Second Quarter was 38.2% of the Company's pre-tax income, as compared to 35.0% for the Fiscal 2000 Second Quarter. The increase in the estimated effective tax rate is primarily a result of the non-deductibility for tax purposes of goodwill amortization related to the Catherine's Stores acquisition and a higher effective tax rate for Catherine's Stores.

     Net income per share, assuming dilution, for the Fiscal 2001 Second Quarter was $.24 as compared to $.21 for the Fiscal 2000 Second Quarter. Net income for the Fiscal 2000 Second Quarter includes a pre-tax restruc-turing credit of $2.8 million. Diluted net income per share excluding goodwill amortization (cash earnings per share) for the Fiscal 2001 Second Quarter was $.25.


Twenty-six Weeks Ended July 29, 2000 and July 31, 1999

     Net sales for the first half of the fiscal year ending February 3, 2001 ("Fiscal 2001") totaled $809.6 million as compared to net sales of $570.7 million for the first half of Fiscal 2000. Net sales for the first half of Fiscal 2001 include $207.9 million of sales from Catherine's Stores and Modern Woman stores. For Fashion Bug stores, increases in comparable store sales of junior and plus-size sportswear, intimate apparel, and footwear were offset by decreases in comparable store sales of dresses and accessories, resulting in an overall increase of 1% in comparable store sales.

     Other income expressed as a percentage of sales decreased 0.4% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000.
The decrease was primarily a result of lower interest income from reduced levels of available-for-sale securities during Fiscal 2001 as compared to Fiscal 2000. The Company sold a portion of its available-for-sale securities during the latter half of Fiscal 2000 to finance the Catherine's Stores and Modern Woman acquisitions. The decrease in interest income in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000 was partially offset by a decrease in realized losses from the sale of available-for-sale securities. During the Fiscal 2000 Second Quarter, the Company realized losses from sales of available-for-sale securities in connection with a realignment of the Company's portfolio.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 0.7% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000. Cost of goods sold as a percentage of sales decreased 0.8% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000. The improvement in merchandise margins was primarily a result of the effect of higher gross margins at the Company's Catherine's stores. Cost of goods sold as a percentage of sales for the Company's Fashion Bug stores increased 0.1% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000. Buying and occupancy expenses expressed as a percentage of sales increased 0.1% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000.

     Selling, general, and administrative expenses expressed as a percent-age of sales decreased 0.1% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000. Selling expenses increased 0.2% as a per-centage of sales. A 0.2% decrease in selling expenses as a percentage of sales for the Fashion Bug stores was offset by higher selling expenses at the Catherine's stores. General and administrative expenses decreased 0.3% as a percentage of sales. General and administrative expenses benefited from cost synergies related to the Catherine's Stores and Modern Woman acquisitions and cost reductions within the Fashion Bug stores. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

     In December 1998, the Company consolidated its Fashion Bug distribu-tion center operations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20.2 million during the fourth quarter of Fiscal 1999. During the first half of Fiscal 2000, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2.8 million. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

     Interest expense expressed as a percentage of sales decreased 0.2% in the first half of Fiscal 2001 as compared to the first half of Fiscal 2000 as the result of the leveraging effect of the increase in sales, but increased in amount. Interest expense increased as a result of long-term debt and capital lease obligations totaling $11.2 million that were assumed by the Company in connection with the Catherine's Stores acquisition and $4.6 million of capital lease obligations incurred in the Fiscal 2001 Second Quarter. This increase was partially offset by reduced interest expense resulting from the Company's repurchase of $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 during the Fiscal 2000 First Quarter.

     The income tax provision for the first half of Fiscal 2001 was 38.2% of the Company's pre-tax income, as compared to 35.0% for the first half of Fiscal 2000. The increase in the estimated effective tax rate is primarily a result of the non-deductibility for tax purposes of goodwill amortization related to the Catherine's Stores acquisition and a higher effective tax rate for Catherine's Stores.

     During the first half of Fiscal 2000, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes Due 2006 at a total cost of $21.0 million. The notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.

     Net income per share, assuming dilution, for the first half of Fiscal 2001 was $.33 as compared to $.27 for the first half of Fiscal 2000. Net income for the Fiscal 2000 Second Quarter includes a pre-tax restructuring credit of $2.8 million. Net income per share for the first half of Fiscal 2000 also includes $.01 from the extraordinary gain on the repurchase of the notes. Diluted net income per share excluding goodwill amortization (cash earnings per share) for the Fiscal 2001 Second Quarter was $.35.

     Based on current sales trends, the Company anticipates that comparable stores sales for the Fashion Bug stores will be flat during the third quarter, as compared to a 6% increase last year. Should current sales trends at Fashion Bug continue throughout the second half of Fiscal 2001, the Company estimates that it will meet analysts' consensus earnings esti-mates for the third and fourth quarters of Fiscal 2001, of $0.08 and $0.10, respectively, assuming the continuation of strong sales performance at Catherines, merger-related synergies, and cost reductions at Fashion Bug.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its investment portfolio and (iv) its credit facilities. As of July 29, 2000, the Company had working capital of $195.3 million as compared to $161.4 million at January 29, 2000. Working capital at July 29, 2000 included $99.2 million of cash and cash equivalents, compared to cash and cash equivalents of $34.3 million at January 29, 2000. The ratio of current assets to current liabilities was 1.8 to 1 at July 29, 2000 and
1.7 to 1 at January 29, 2000.

     Net cash provided by operating activities was $84.0 million for the first half of Fiscal 2001, as compared to $52.9 million for the first half of Fiscal 2000. The increase in cash provided by operations was primarily a result of an increase in trade accounts payable net of the change in in-ventories as a result of improved credit terms for the Company's Cather-ine's stores. Cash provided by operations also increased as a result of an increase in earnings before depreciation and amortization. These increases were partially offset by payments of accrued expenses.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facil-ity, which expires June 30, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary. The facility is secured by merchandise inven-tory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. As of July 29, 2000, the availability under this facility was approximately $134.8 million, against which the Company had outstanding letters of credit of $50.2 million. There were no cash borrow-ings outstanding under this agreement as of July 29, 2000. The agreement requires, among other things, that the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock.

     As a result of the Catherine's Stores acquisition, the Company has access to a credit facility with a maximum availability of $20 million.
The facility, which expires June 29, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary, by utilizing a $5 million swingline credit facility. The agreement is secured by inventory, general intan-gibles, patents, trademarks, and proceeds of the foregoing. At July 29, 2000, the combined availability under the working capital and swingline facilities was $20.0 million, against which the Company had outstanding letters of credit of $11.2 million.

     As a result of the acquisition of Modern Woman, the Company also has access to a line of credit with a maximum availability of $10 million. As of July 29, 2000, $5.0 million was available under this agreement, against which the Company had outstanding letters of credit of $0.7 million. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5 million of available-for-sale securities as security for the line of credit.

     In connection with the acquisition of Catherine's Stores, the Company assumed a 7.5% Mortgage Note and certain capital lease obligations. The mortgage financing agreement provides for a $6.9 million mortgage facility with a seven-year term and a 20-year amortization period, and is secured by land and buildings at the Memphis, Tennessee office of Catherine's Stores. The capital leases are for data processing and point-of-sale equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the point-of-sale equipment), renewing the leases, or returning the equipment to the lessor.

     During the Fiscal 2001 Second Quarter, the Company acquired $4.6 mil-lion of equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. As of July 29, 2000, the Company has current debt maturity payments of $3.1 million, which are primarily for amounts due under the 7.5% Mortgage Note and the capital lease obligations.

     Capital expenditures were $23.7 million during the first half of Fiscal 2001. During Fiscal 2001, the Company anticipates incurring capital expenditures of approximately $60 million, which will primarily be for the construction, remodeling, and fixturing of new and existing retail stores and the purchase of loss-prevention equipment. The Company expects to finance these capital expenditures principally through internally-generated funds.

     During the Fiscal 2001 Second Quarter, the Company initiated a program to replace the point-of-sale ("POS") equipment in its stores. During the Fiscal 2001 Second Quarter, the Company acquired POS equipment at a cost of $4.6 million. The Company anticipates acquiring POS equipment at a total cost of approximately $30.0 million over the next 24 months. The POS equipment will be financed primarily through the use of capital leases.

        The Company plans to open approximately 105 new stores, remodel approximately 60 stores, and relocate approximately 50 stores during Fiscal 2001. The following table sets forth information with respect to store activity for the first half of Fiscal 2001:

                                   Fashion   Catherine's   Modern
                                     Bug       Stores       Woman     Total
                                     ---       ------       -----     -----
Stores at January 29, 2000........  1,185        433         122      1,740
                                    -----        ---         ---      -----
Stores opened.....................     31          2           0         33
Stores converted..................      0         82         (82)         0
Stores closed.....................    (12)        (1)        (20)       (33)
                                    -----        ---         ---      -----
Net change in stores..............     19         83        (102)         0
                                    -----        ---         ---      -----
Stores at July 29, 2000...........  1,204        516          20      1,740
                                    =====        ===         ===      =====
Stores relocated during period....      9          4           0         13
Stores remodeled during period....     44          7           0         51

     In connection with the Company's store restructuring plan, which was adopted in conjunction with the decision to eliminate men's merchandise from the Company's stores, the Company had approximately $2.5 million of accrued, unpaid restructuring costs as of July 29, 2000. In connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores, the Company had approximately $1.3 million of accrued, unpaid restructuring costs as of July 29, 2000. These accrued, unpaid restructuring costs are included in accrued expenses on the accompanying condensed consolidated balance sheet. The Company expects to pay the majority of these costs by the end of Fiscal 2001. Management does not expect any further change in the estimated costs for these restructuring plans.

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

     Charming Shoppes Receivables Corp. and Charming Shoppes, Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special-purpose corporations. At July 29, 2000, Charming Shoppes Receivables Corp. had $31.1 million of Charming Shoppes Master Trust Certificates, and Charming Shoppes Street, Inc. had $1.0 million of cash and other receiv-ables interests. These assets will be available first and foremost to sat-isfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

     The Company also has a non-recourse agreement pursuant to which a third party provides an accounts receivable proprietary credit card sales funding program for the Company's Catherine's Stores. This funding program expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts.

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

     The Company uses derivative instruments to manage its interest rate risk. The Company regularly monitors interest rate fluctuations and busi-ness implications surrounding interest rate changes, especially related to the management of its Fashion Bug proprietary credit card program, which is securitized. As of July 29, 2000, the Company had floating-rate instru-ments representing approximately $233.1 million, or approximately 82% of all securitized assets under the program, which were subject to rate exposure.

     The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. In addition, the Company has entered into an interest rate swap that limits the Company's exposure to rising interest rates should interest rates increase to a rate above the agreement's specified rate. Additional information regarding these agreements is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations: FINANCIAL CONDITION -- Liquidity and Capi-tal Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

     The interest rate swap may subject the Company to market risk associa-ted with changes in interest rates, as well as the risk of default by a counter-party to the agreement. Under the terms of the swap agreement, the Company may be required to pledge certain assets if the market value of the interest rate swap falls below an amount set forth in the agreement. As of July 29, 2000, there were no pledged amounts required under the terms of the agreement.

     The Company is not subject to material foreign exchange risk, as the Company's foreign transactions are primarily U. S. Dollar-denominated and the Company's foreign operations do not constitute a material part of its business.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See "Item 2. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations -- MARKET RISK," above.

                        PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

(a) and (b)

     Not applicable.

(c)  Recent Sales of Unregistered Securities

     During the quarter ended July 29, 2000, the Company issued 77,450 shares of its Common Stock, $.10 par value. The shares were issued on June 30, 2000 to employees of the Company under the terms of the Company's 1998 Restricted Award Program. No cash consideration was received for the shares, which were issued as bonus awards to the employees. The aggregate fair market value of the shares on the date of issue was $394,511.00.

     The issuance and delivery of the 77,450 shares of Common Stock under the 1998 Restricted Award Program need not be registered under the Securities Act of 1933, as amended (the "1933 Act"), because they were bonus grants of Restricted Stock under an employee benefit plan. There-fore, the issuance of the shares did not involve an "offer" or "sale" of securities under Section 2(3) of the 1933 Act.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on June 15,
2000.

(b)  Not applicable.

(c) Marvin L. Slomowitz, Marjorie Margolies-Mezvinsky, and Charles T. Hopkins were nominated for election, in the Company's Proxy Statement, to serve three-year terms as Class A Directors. The total number of shares represented at the Annual Meeting were 84,771,207 shares. The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class A Directors nominated:

                 Name                 Votes For   Votes Withheld
     ----------------------------     ---------   --------------
     Marvin L. Slomowitz             84,406,242       364,956
     Marjorie Margolies-Mezvinsky    84,364,009       407,198
     Charles T. Hopkins              84,407,742       363,456

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

27   Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 29, 2000.

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




                                            CHARMING SHOPPES, INC.
                                            ----------------------
                                                 (Registrant)


Date: September 11, 2000                      /S/ DORRIT J. BERN
                                              ------------------
                                                Dorrit J. Bern
                                            Chairman of the Board
                                    President and Chief Executive Officer


Date: September 11, 2000                     /S/ ERIC M. SPECTER
                                             -------------------
                                               Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer