Form 10-Q
period 2000-10-28
CHARMING SHOPPES INC
filed 2000-12-12
CIK 19353

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 28, 2000

                                    or

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

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of Octo-ber 28, 2000, was 101,211,415 shares.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   October 28, 2000 and January 29, 2000..........................   2 - 3

Condensed Consolidated Statements of Operations and
   Comprehensive Income
   Thirteen weeks ended October 28, 2000 and October 30, 1999....        4
   Thirty-nine weeks ended October 28, 2000 and October 30, 1999.        5

Condensed Consolidated Statements of Cash Flows
   Thirty-nine weeks ended October 28, 2000 and October 30, 1999.        6

Notes to Condensed Consolidated Financial Statements.............   7 - 12

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements.......................................       13

Results of Operations............................................  13 - 19

Liquidity and Capital Resources..................................  19 - 23

Impact of Year 2000..............................................       23

Market Risk......................................................  23 - 24

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.............................................................       24

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................       25


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  October 28,  January 29,
(In thousands)                                        2000         2000
                                                      ----         ----
                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents........................  $ 58,259     $ 34,299
Available-for-sale securities (including fair
 value adjustments of ($3) and $0,
 respectively)...................................    42,354       41,339
Merchandise inventories..........................   306,064      260,792
Deferred taxes...................................    10,801       10,801
Prepayments and other............................    39,377       47,090
                                                   --------     --------
 Total current assets............................   456,855      394,321
                                                   --------     --------

Property, equipment, and leasehold improvements..   505,566      450,401
Less: accumulated depreciation and amortization..   284,313      259,477
                                                   --------     --------
 Net property, equipment, and leasehold
 improvements....................................   221,253      190,924
                                                   --------     --------

Available-for-sale securities (including fair
 value adjustments of ($836) and ($2,222),
 respectively)...................................    75,606       74,490
Goodwill.........................................    93,810       97,405
Other assets.....................................    28,031       27,656
                                                   --------     --------
Total assets.....................................  $875,555     $784,796
                                                   ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                  October 28,  January 29,
(In thousands except share amounts)                   2000         2000
                                                      ----         ----
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.................................  $136,085     $ 88,721
Accrued expenses.................................   119,264      142,304
Income taxes payable.............................     8,116            0
Current portion -- long-term debt................     5,221        1,920
                                                   --------     --------
 Total current liabilities.......................   268,686      232,945
                                                   --------     --------

Deferred taxes...................................    10,375       10,375

Long-term debt...................................   113,741      105,213

Stockholders' equity
Common Stock $.10 par value
 Authorized -- 300,000,000 shares
 Issued -- 110,316,415 shares and
   109,639,425 shares, respectively..............    11,032       10,964
Additional paid-in capital.......................    79,190       76,125
Treasury stock at cost -- 9,105,000 shares
 and 8,955,000 shares, respectively..............   (41,537)     (40,824)
Deferred employee compensation...................    (1,908)      (1,792)
Accumulated other comprehensive loss.............      (523)      (1,423)
Retained earnings................................   436,499      393,213
                                                   --------     --------
 Total stockholders' equity......................   482,753      436,263
                                                   --------     --------
Total liabilities and stockholders' equity.......  $875,555     $784,796
                                                   ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                    Thirteen Weeks Ended
                                                  October 28,  October 30,
(In thousands except per-share amounts)               2000       1999
                                                      ----       ----
Net sales......................................... $365,690    $277,441
Other income......................................    2,912       3,702
                                                   --------    --------
Total revenue.....................................  368,602     281,143
                                                   --------    --------

Cost of goods sold, buying, and occupancy expenses  256,609     199,177
Selling, general, and administrative expenses.....   95,619      71,128
Non-recurring gain from demutualization of
 insurance company................................        0      (6,700)
Amortization of goodwill..........................    1,199           0
Interest expense..................................    2,393       1,729
                                                   --------    --------
Total expenses....................................  355,820     265,334
                                                   --------    --------

Income before income taxes........................   12,782      15,809
Income tax provision..............................    4,883       7,533
                                                   --------    --------
Net income........................................    7,899       8,276
                                                   --------    --------
Unrealized gains on available-for-sale securities,
 net of income tax expense of $243 and $2,321,
 respectively.....................................      456       4,253
Reclassification of realized (gains) losses on
 available-for-sale securities, net of income
 tax expense (benefit) of ($57) and $2,209,
 respectively.....................................      104      (4,103)
                                                   --------    --------
Total other comprehensive gain (loss),
 net of taxes.....................................      560         150
                                                   --------    --------
Comprehensive income.............................. $  8,459    $  8,426
                                                   ========    ========

Basic net income per share........................    $ .08       $ .08
                                                      =====       =====
Diluted net income per share......................    $ .08       $ .08
                                                      =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                   Thirty-nine Weeks Ended
                                                  October 28,    October 30,
(In thousands except per-share amounts)               2000          1999
                                                      ----          ----
Net sales......................................... $1,175,253     $848,159
Other income......................................      7,607        9,299
                                                   ----------     --------
Total revenue.....................................  1,182,860      857,458
                                                   ----------     --------

Cost of goods sold, buying, and occupancy expenses    825,194      604,011
Selling, general, and administrative expenses.....    277,434      200,115
Non-recurring gain from demutualization of
 insurance company................................          0       (6,700)
Restructuring credit..............................          0       (2,834)
Amortization of goodwill..........................      3,595            0
Interest expense..................................      6,595        5,526
                                                   ----------     --------
Total expenses....................................  1,112,818      800,118
                                                   ----------     --------

Income before income taxes and extraordinary item.     70,042       57,340
Income tax provision..............................     26,756       22,069
                                                   ----------     --------
Income before extraordinary item..................     43,286       35,271

Extraordinary item -- Gain on early retirement
 of debt, net of income taxes of $664.............          0        1,232
                                                   ----------     --------
Net income........................................     43,286       36,503
                                                   ----------     --------
Unrealized gains on available-for-sale securities,
 net of income tax expense of $393 and $523,
 respectively.....................................        734          971
Reclassification of realized (gains) losses on
 available-for-sale securities, net of income tax
 expense (benefit) of ($90) and $1,846,
 respectively.....................................        166       (3,429)
                                                   ----------     --------
Total other comprehensive gain (loss), net of
taxes.............................................        900       (2,458)
                                                   ----------     --------
Comprehensive income.............................. $   44,186     $ 34,045
                                                   ==========     ========

Basic income per share before extraordinary item..      $ .43        $ .36
Extraordinary item................................        .00          .01
                                                        -----        -----
Basic net income per share........................      $ .43        $ .37
                                                        =====        =====

Diluted income per share before extraordinary item      $ .41        $ .34
Extraordinary item................................        .00          .01
                                                        -----        -----
Diluted net income per share......................      $ .41        $ .35
                                                        =====        =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                     Thirty-nine Weeks Ended
                                                     October 28,  October 30,
(In thousands)                                          2000         1999
                                                        ----         ----
Operating activities
Net income........................................... $ 43,286     $ 36,503
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.......................   35,964       23,661
 Loss (gain) on sale of available-for-sale securities      256       (5,276)
 Loss (gain) from disposition of capital assets......      557       (3,147)
 Gain on early retirement of debt....................        0       (1,896)
 Other, net..........................................     (484)       1,323
 Changes in operating assets and liabilities:
   Merchandise inventories...........................  (45,272)     (80,206)
   Accounts payable..................................   47,364       34,718
   Prepayments and other.............................    7,351       (5,726)
   Accrued expenses..................................  (23,036)      10,624
   Income taxes payable..............................    8,116        7,501
                                                      --------     --------
Net cash provided by operating activities............   74,102       18,079
                                                      --------     --------
Investing activities
Investment in capital assets.........................  (45,250)     (26,053)
Proceeds from sales of capital assets................      833       10,329
Proceeds from sales of available-for-sale securities.   54,285      361,285
Gross purchases of available-for-sale securities.....  (55,281)    (355,704)
Acquisition of Modern Woman, net of cash acquired....        0       (6,435)
Increase in other assets.............................   (4,169)      (7,047)
                                                      --------     --------
Net cash used in investing activities................  (49,582)     (23,625)
                                                      --------     --------
Financing activities
Reduction of long-term borrowings....................   (2,503)     (21,055)
Reduction of short-term borrowings...................        0       (3,793)
Purchases of treasury stock..........................     (713)      (1,419)
Proceeds from exercise of stock options..............    2,656          866
                                                      --------     --------
Net cash used in financing activities................     (560)     (25,401)
                                                      --------     --------
Increase (Decrease) in cash and cash equivalents.....   23,960      (30,947)
Cash and cash equivalents, beginning of period.......   34,299       43,789
                                                      --------     --------
Cash and cash equivalents, end of period............. $ 58,259     $ 12,842
                                                      ========     ========
Non-cash financing and investing activities
Equipment acquired through capital leases............ $ 14,331     $      0
                                                      ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of October 28, 2000 and the condensed consolidated statements of operations and comprehensive in-come and of cash flows for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 28, 2000 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 have been made. Certain prior-period amounts in the condensed consolidated balance sheet and condensed consolidated statements of cash flows have been reclassified to conform to the current-period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in con-junction with the financial statements and notes thereto included in the Company's January 29, 2000 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

     On August 2, 1999, the Company acquired Modern Woman Holdings, Inc. and on January 7, 2000 the Company acquired Catherine's Stores Corporation. The acquisitions were accounted for under the purchase method of account-ing, and the results of operations of the acquired companies are included in the Company's results of operations as of the dates of their respective acquisitions. Prior-period results have not been restated.


2.   Stockholders' Equity

                                                              Thirty-nine
                                                              Weeks Ended
(In thousands)                                              October 28, 2000
                                                            ----------------
Total stockholders' equity, beginning of period............     $436,263
Net income.................................................       43,286
Exercises of stock options.................................        2,293
Amortization of deferred compensation expense..............          724
Net unrealized gains on available-for-sale securities,
  net of income tax expense of $483........................          900
Purchases of treasury stock................................         (713)
                                                                --------
Total stockholders' equity, end of period..................     $482,753
                                                                ========

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


3.  Accrued Restructuring Expenses and Restructuring Credit

     On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan (the "Plan") that resulted in a pre-tax charge of $34,000,000. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. To-date, 72 stores have been closed and 100 stores have been downsized. Accrued restructuring ex-penses are included in accrued expenses in the accompanying condensed consolidated balance sheets. Management anticipates that the current reserve is adequate to cover expected future expenditures related to this plan. The following table summarizes accrued restructuring charges related to this Plan as of January 29, 2000 and payments charged against the accrual during the thirty-nine weeks ended October 28, 2000:

                                         Accrued At              Accrued At
                                         January 29,             October 28,
(in thousands)                              2000      Payments      2000
                                            ----      --------      ----
Lease terminations/amendments and
  renovations of vacated store space..... $4,890      $(4,474)    $  416
Other costs..............................  1,807         (815)       992
                                          ------      -------     ------
                                          $6,697      $(5,289)    $1,408
                                          ======      =======     ======

     During the fourth quarter of the fiscal year ended January 29, 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores. The restructuring charge was primarily for lease term-ination costs related to the closing of 11 Modern Woman stores that geo-graphically overlap Catherine's stores. The majority of these stores will be closed during the fiscal year ending February 3, 2001. As of October 28, 2000, $136,000 has been charged against this accrual. Management anticipates that the current reserve is adequate to cover expected future expenditures related to this plan.

     In December 1998, the Company consolidated its Fashion Bug distribu-tion center operations in its Greencastle, Indiana facility, and closed its Bensalem, Pennsylvania distribution center. As a result, the Company recognized a pre-tax restructuring charge of $20,246,000 during the fourth quarter of the fiscal year ended January 30, 1999. During the thirty-nine weeks ended October 30, 1999, the Company completed the sale of the Ben-salem facility and revised its estimate of costs relating to the distri-bution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2,834,000 during the thirty-nine weeks ended Octo-ber 30, 1999. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


4.  Long-term Debt

                                                   October 28,   January 29,
(In thousands)                                         2000         2000
                                                       ----         ----
7.5% Convertible subordinated notes due 2006.......  $ 96,047    $ 96,047
Capital lease obligations..........................    16,299       4,332
7.5% mortgage note.................................     6,494       6,652
Other..............................................       122         102
 Total long-term debt..............................   118,962     107,133
Less current portion...............................     5,221       1,920
                                                     --------    --------
                                                     $113,741    $105,213
                                                     ========    ========


5.  Repurchases of Common Stock and Convertible Notes

     The Company's Board of Directors has approved the repurchase of up to 20,000,000 shares of the Company's Common Stock. During the thirty-nine weeks ended October 28, 2000, the Company repurchased 150,000 shares of its Common Stock at an aggregate cost of $713,000. During the thirty-nine weeks ended October 30, 1999, the Company repurchased 245,000 shares of its Common Stock at an aggregate cost of $1,419,000. To-date, the Company has repurchased an aggregate total of 9,105,000 shares of its Common Stock at an aggregate cost of $41,537,000.

     During the thirty-nine weeks ended October 30, 1999, the Company re-purchased $23,316,000 aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 (the "Notes") at a total cost of $21,031,000. The Notes had an aggregate carrying value of $22,927,000 as of the re-purchase dates. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000. The Company did not repur-chase any Notes during the thirty-nine weeks ended October 28, 2000.


6.  Non-recurring Gain from Demutualization of Insurance Company

     During the thirteen weeks ended October 30, 1999, the Company received a stock distribution from one of its mutual insurance carriers in connec-tion with the carrier's conversion to a publicly-held corporation (demu-tualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demu-tualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


7.  Net Income (Loss) Per Share

                                 Thirteen Weeks Ended     Thirty-nine Weeks Ended
                               October 28,  October 30,  October 28,   October 30,
(In thousands)                    2000         1999         2000          1999
                                  ----         ----         ----          ----
Basic weighted average
 common shares outstanding....  101,155       98,386      101,042        98,286
Dilutive effect of
 assumed conversion of
 convertible notes............        0            0       12,875        16,000
Dilutive effect of
 stock options................      827        1,430        1,019         1,100
                                -------       ------      -------       -------
Diluted weighted average
 common shares and
 equivalents outstanding......  101,982       99,816      114,936       115,386
                                -------       ------      -------       -------

Net income....................   $7,899       $8,276      $43,286       $36,503
Decrease in interest expense
 from assumed conversion of
 notes, net of income taxes...        0            0        3,376         3,524
                                 ------       ------      -------       -------
Net income used to determine
 diluted earnings per share...   $7,899       $8,276      $46,662       $40,027
                                 ======       ======      =======       =======

     Options to purchase 4.6 million and 3.0 million shares of Common Stock at October 28, 2000 and October 30, 1999, respectively, with exercise prices in excess of the average market price of the Company's Common Stock, were excluded from the computation of diluted net income per share because the effect would have been antidilutive.


8.  Impact of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabili-ties in the statement of financial position, and the measurement of those instruments at fair value. SFAS No. 133 also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. In June 1999, the FASB issued SFAS No. 137, "Accounting for Deriv-ative Instruments and Hedging Activities -- Deferral of the Effective Date

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


8.  Impact of Recent Accounting Pronouncements (Continued)

of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the provisions of SFAS No. 133 as of the beginning of the fiscal year ending February 2, 2002.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities as the result of a limited number of issues causing implementation difficulties for entities applying SFAS 133.

     Under SFAS 133, changes in the fair value of derivatives are included in current income or in other comprehensive income, depending on whether the derivative is designated as a hedge, and if so, the type of hedge. Changes in the fair value of a derivative designated as a fair-value hedge will generally be offset through income by changes in the fair value of the related hedged item. Changes in the fair value of a derivative designated as a cash-flow hedge will be reported in other comprehensive income and reclassified to current income in the periods affected by the variable cash flows of the hedged item. Changes in the value of a portion of a deriva-tive that is ineffective as a hedge will be recognized in current income.

     The Company uses an interest rate swap agreement to limit its interest rate risk on assets related to the management of its proprietary credit card program. This derivative will be designated as a cash flow hedge. Based on interest rates effective as of October 28, 2000, the estimated fair value of the swap agreement would not have had a material effect on the Company's financial position, results of operations, or comprehensive income.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC amended SAB 101 to require companies with fiscal years beginning between December 16, 1999 and March 15, 2000 to implement the provisions of SAB 101 no later than June 30, 2000. In June 2000, the SEC further amended SAB 101

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


8.  Impact of Recent Accounting Pronouncements (Continued)

to permit companies to delay the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after Decem-ber 15, 1999. The Company will adopt the provisions of SAB 101 as of the fiscal quarter ending February 3, 2001. Management does not expect that adoption of SAB 101 will have a material effect on the Company's full-year results of operations or financial position. However, the seasonal nature of the Company's business may result in a marginal impact on interim results of operations as a result of the adoption of the provisions of SAB 101.

     In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabili-ties," a replacement of SFAS No. 125. SFAS No. 140 carries over most of the provisions of SFAS No. 125, but revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Under SFAS No. 140, the accounting and reporting standards are based on application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 140 also requires disclosures about securiti-zations entered into during the period and retained interests in securi-tized financial assets at the balance sheet date, accounting policies, sensitivity information relating to retained interests, and cash flows dis-tributed to the transferor.

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collat-eral and for disclosures relating to securitization transactions and col-lateral for fiscal years ending after December 15, 2000. The Company will adopt the disclosure provisions of SFAS No. 140 as of the fiscal year ending February 3, 2000, and will adopt the accounting requirements of SFAS No. 140 for transfers of assets occurring after march 31, 2001. Management is currently assessing the effect that SFAS No. 140 will have on the Com-pany's results of operations, financial position, and financial statement disclosures.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concern-ing the Company's operations, performance and financial condition. In particular, it includes forward-looking statements regarding earnings, sales performance, store openings and closings, capital requirements, management's expectations for Year 2000 compliance, the Company's exposure to fluctuations in interest rates, future performance following the Com-pany's acquisitions, joint ventures, restructurings, and expense reduction initiatives, and other matters. Such forward-looking statements are sub-ject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseason-able weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctua-tions, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (v) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (vi) competi-tive pressures, (vii) failure to realize merger-related synergies, (viii) fluctuations in interest rates, (ix) the ability to hire and train associates, (x) the availability of suitable store locations on appropriate terms, and (xi) disruptions to operations as a result of Year 2000 compliance issues. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, and in the Company's reports filed with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

     In August 1999, the Company acquired Modern Woman Holdings, Inc. ("Modern Woman"). Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. In January 2000, the Company acquired Catherines Stores Corporation ("Catherine's Stores"). Catherine's Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. The Com-pany has consolidated the Modern Woman stores into Catherine's Stores. The acquisitions have been accounted for under the purchase method of account-ing, and the results of operations of the acquired companies are included in the Company's results of operations from their dates of acquisition. Prior-period results have not been restated.

     Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment pending final deter-mination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. In connection with the Catherine's Stores acquisition, the purchase price exceeded the fair value of identifi-able net assets acquired. The excess purchase price, approximately $97.7 million, has been accounted for as goodwill, and is being amortized over a 20-year period. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 include $1.2 million and $3.6 million, respec-tively, of goodwill amortization.

     The following table sets forth, as a percentage of net sales, items appearing in the Condensed Consolidated Statements of Operations and Comprehensive Income:

                                  Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                October 28,  October 30,  October 28,  October 30,
                                   2000         1999         2000         1999
                                   ----         ----         ----         ----
Net sales........................ 100.0%       100.0%       100.0%       100.0%
Other income.....................   0.8          1.3          0.6          1.1
Cost of goods sold, buying, and
 occupancy expenses..............  70.2         71.8         70.2         71.2
Selling, general, and
 administrative expenses.........  26.1         25.6         23.6         23.6
Non-recurring gain from demutual-
 ization of insurance company....    --         (2.4)          --         (0.8)
Restructuring credit.............    --           --           --         (0.3)
Amortization of goodwill.........   0.3           --          0.3           --
Interest expense.................   0.7          0.6          0.5          0.6
Income before income taxes and
 extraordinary item..............   3.5          5.7          6.0          6.8
Income tax provision.............   1.3          2.7          2.3          2.6
Income before extraordinary item.   2.2          3.0          3.7          4.2
Gain on early retirement of
 debt, net of taxes..............    --           --           --          0.1
Net income.......................   2.2          3.0          3.7          4.3

Excluding restructuring credit
 and non-recurring items:
Income before income taxes and
 extraordinary item..............   3.5          3.3          6.0          6.0
Income before extraordinary item.   2.2          2.1          3.7          3.7

The following table sets forth certain information related to the Company's net sales:

                                  Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                October 28,  October 30,  October 28,  October 30,
                                   2000         1999         2000         1999
                                   ----         ----         ----         ----
Increase in comparable Fashion
 Bug store sales(1).............   1.2%         6.0%         1.0%         7.9%
Sales from new Fashion Bug
 stores as a percentage of
 total prior-period sales.......   8.0          4.7          7.8          4.4
Increase in sales from
 Catherine's and Modern Woman
 stores as a percentage of
 total prior-period sales(2)....  26.1          8.6         33.0          2.7
Prior-period sales from closed
 Fashion Bug stores as a
 percentage of total
 prior-period sales.............  (3.3)        (3.3)        (3.2)        (3.6)
Increase in total sales.........  31.8         15.7         38.6         11.2
--------------------

[FN]
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.
(2) Sales from Catherine's stores acquired in January 2000 and Modern Woman stores acquired in August 1999.


Thirteen Weeks Ended October 28, 2000 and October 30, 1999

     Net sales for the quarter ended October 28, 2000 ("Fiscal 2001 Third Quarter") totaled $365.7 million as compared to net sales of $277.4 million for the quarter ended October 30, 1999 ("Fiscal 2000 Third Quarter"). Net sales for the Fiscal 2001 Third Quarter include $93.0 million in sales from Catherine's Stores, including Modern Woman, which has been integrated into Catherine's Stores. Net sales for the Fiscal 2000 Third Quarter include $20.7 million in sales from Modern Woman. For Fashion Bug comparable store sales, increases in junior and plus-size sportswear and intimate apparel were partially offset by decreases in missy sportswear, dresses, access-ories, and girls, resulting in an overall increase of 1.2% in comparable store sales. As of October 28, 2000, the Company operated 1,237 Fashion Bug stores and 535 Catherine's stores, as compared to 1,168 Fashion Bug stores and 135 Modern Woman stores as of October 30, 1999.

     Other income expressed as a percentage of sales decreased 0.5% in the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter, primarily as a result of a decrease in interest income. Interest income decreased as a result of reduced levels of available-for-sale securities during the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter. During the latter half of the fiscal year ended January 29, 2000 ("Fiscal 2000") the Company sold available-for-sale securities to finance the Catherine's Stores and Modern Woman acquisitions.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.6% in the Fiscal 2001 Third Quarter as com-pared to the Fiscal 2000 Third Quarter. Cost of goods sold as a percentage of sales decreased 1.5% in the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter. The improvement in merchandise margins was primarily a result of the effect of relatively higher gross margins at the Company's Catherine's stores and an improvement in gross margins at the Company's Fashion Bug stores. Cost of goods sold as a percentage of sales for the Company's Fashion Bug stores decreased 0.5% in the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter. Buying and occupancy expenses expressed as a percentage of sales decreased 0.1% in the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter.

     Selling, general, and administrative expenses expressed as a percent-age of sales increased 0.5% in the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter. Selling expenses increased 0.4% as a per-centage of sales, primarily as a result of increases in wages at the Company's Fashion Bug stores and the impact of relatively higher costs at the Company's Catherine's Stores. General and administrative expenses in-creased 0.1% as a percentage of sales. Selling, general, and administra-tive expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

     During the Fiscal 2000 Third Quarter, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations.

     Interest expense expressed as a percentage of sales increased 0.1% in the Fiscal 2001 Third Quarter as compared to the Fiscal 2000 Third Quarter. Interest expense increased as a result of long-term debt and capital lease obligations totaling $11.2 million that were assumed by the Company in connection with the Catherine's Stores acquisition and $9.7 million of capital lease obligations incurred in the Fiscal 2001 Third Quarter.

     The income tax provision for the Fiscal 2001 Third Quarter was 38.2% of the Company's pre-tax income, as compared to 47.7% for the Fiscal 2000 Third Quarter. The tax provision for the Fiscal 2000 Third Quarter in-cludes an additional non-recurring provision of $2.0 million related to one of the Company's employee insurance programs. Excluding the non-recurring provision, the effective tax rate for the Fiscal 2000 Third Quarter was 35.0% of the Company's pre-tax income. The increase in the estimated effective tax rate, excluding the non-recurring provision, is primarily a result of the non-deductibility for tax purposes of goodwill amortization related to the Catherine's Stores acquisition and a higher effective tax rate for Catherine's Stores.

     Net income per share, assuming dilution, for the Fiscal 2001 Third Quarter was $.08 as compared to $.08 for the Fiscal 2000 Third Quarter.
Net income for the Fiscal 2000 Third Quarter includes a pre-tax non-recurring gain of $6.7 million and a non-recurring tax provision of $2.0 million. Excluding the non-recurring gain and tax provision, net income per share, assuming dilution, for the Fiscal 2000 Third Quarter was $.06. Diluted net income per share excluding goodwill amortization (cash earnings per share) for the Fiscal 2001 Third Quarter was $.09.


Thirty-nine Weeks Ended October 28, 2000 and October 30, 1999

     Net sales for the first three quarters of the fiscal year ending February 3, 2001 ("Fiscal 2001") totaled $1,175.3 million as compared to net sales of $848.2 million for the first three quarters of Fiscal 2000. Net sales for the first three quarters of Fiscal 2001 include $300.9 million of sales from Catherine's Stores, including Modern Woman, which has been integrated into Catherine's Stores. Net sales for the first three quarters of Fiscal 2000 include $20.7 million of sales from Modern Woman. For Fashion Bug comparable store sales, increases in junior and plus-size sportswear, coats, intimate apparel, and footwear were partially offset by decreases in dresses and accessories, resulting in an overall increase of 1.0% in comparable store sales.

     Other income expressed as a percentage of sales decreased 0.5% in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000. The decrease was primarily a result of lower interest income from reduced levels of available-for-sale securities during Fiscal 2001 as compared to Fiscal 2000. The Company sold a portion of its available-for-sale securities during the latter half of Fiscal 2000 to finance the Catherine's Stores and Modern Woman acquisitions. The decrease in interest income was partially offset by a decrease in realized losses from the sale of available-for-sale securities. During the first three quarters of Fiscal 2000, the Company realized losses from sales of available-for-sale securities in connection with a realignment of the Company's portfolio.

     Cost of goods sold, buying, and occupancy expenses expressed as a percentage of sales decreased 1.0% in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000. Cost of goods sold as a percentage of sales decreased 1.0% in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000. The improvement in merchandise margins was primarily a result of the effect of relatively higher gross margins at the Company's Catherine's stores. Cost of goods sold as a percentage of sales for the Company's Fashion Bug stores decreased 0.1% in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000. Buying and occupancy expenses ex-pressed as a percentage of sales were unchanged in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000.

     Selling, general, and administrative expenses expressed as a percent-age of sales were unchanged in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000. Selling expenses increased 0.2% as a percentage of sales, primarily as a result of higher wage costs. General and administrative expenses decreased 0.2% as a percentage of sales, primarily as a result of the achievement of cost synergies related to the Catherine's Stores and Modern Woman acquisitions. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

     During the first three quarters of Fiscal 2000, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutual-ization). In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations.

     In December 1998, the Company consolidated its Fashion Bug distribu-tion center operations in its Greencastle, Indiana facility and closed its Bensalem, Pennsylvania distribution center. As a result, the Company re-cognized a pre-tax restructuring charge of $20.2 million during the fourth quarter of Fiscal 1999. During the first three quarters of Fiscal 2000, the Company completed the sale of the Bensalem facility and revised its estimate of costs relating to the distribution center restructuring. As a result, the Company recognized a pre-tax restructuring credit of $2.8 million. The credit primarily represents sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

     Interest expense expressed as a percentage of sales decreased 0.1% in the first three quarters of Fiscal 2001 as compared to the first three quarters of Fiscal 2000 as the result of the leveraging effect of an increase in sales, but increased in amount. Interest expense increased as a result of long-term debt and capital lease obligations totaling $11.2 million that were assumed by the Company in connection with the Catherine's Stores acquisition and $14.3 million of capital lease obligations incurred in the first three quarters of Fiscal 2001. This increase was partially offset by reduced interest expense resulting from the Company's repurchase of $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006 during the Fiscal 2000 First Quarter.

     The income tax provision for the first three quarters of Fiscal 2001 was 38.2% of the Company's pre-tax income, as compared to 38.5% for the first three quarters of Fiscal 2000. The tax provision for the first three quarters of Fiscal 2000 includes an additional non-recurring provision of $2.0 million related to one of the Company's employee insurance programs. Excluding the non-recurring provision, the effective tax rate for the first three quarters of Fiscal 2000 was 35.0% of the Company's pre-tax income. The increase in the estimated effective tax rate is primarily a result of the non-deductibility for tax purposes of goodwill amortization related to the Catherine's Stores acquisition and a higher effective tax rate for Catherine's Stores.

     During the first quarter of Fiscal 2000, the Company repurchased $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes Due 2006 at a total cost of $21.0 million. The convertible notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.

     Net income per share, assuming dilution, for the first three quarters of Fiscal 2001 was $.41 as compared to $.35 for the first three quarters of Fiscal 2000. Net income for the first three quarters of Fiscal 2000 includes a pre-tax non-recurring gain of $6.7 million, a pre-tax restruc-turing credit of $2.8 million, and a non-recurring tax provision of $2.0 million. Net income per share for the first three quarters of Fiscal 2000 also includes $.01 from the extraordinary gain on the repurchase of the notes. Excluding the non-recurring items, restructuring credit, and extra-ordinary gain, net income per share, assuming dilution, for the first three quarters of Fiscal 2000 was $.30. Diluted net income per share excluding goodwill amortization (cash earnings per share) for the Fiscal 2001 Third Quarter was $.44.

     Based on current sales trends, the Company anticipates that comparable stores sales for the Fashion Bug stores will be flat to down slightly during the fourth quarter, as compared to an 11% increase last year. On the basis of these sales projections for the fourth quarter, the Company estimates that it will meet analysts' consensus earnings estimates for the fourth quarter of Fiscal 2001 of $0.10 per share, assuming the continuation of strong sales performance at Catherines, merger-related synergies, and cost reductions at Fashion Bug.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are (i) cash flow from operations, (ii) proprietary credit card receivables securitization agreements, (iii) its investment portfolio and (iv) its credit facilities. As of October 28, 2000, the Company had working capital of $188.2 million
as compared to $161.4 million at January 29, 2000.   Working capital at
October 28, 2000 included $58.3 million of cash and cash equivalents, compared to cash and cash equivalents of $34.3 million at January 29, 2000. The ratio of current assets to current liabilities was 1.7 to 1 at October 28, 2000 and January 29, 2000. Investments in long-term available-for-sale securities were $75.6 million as of October 28, 2000, as compared to $74.5 million as of January 29, 2000.

     Net cash provided by operating activities was $74.1 million for the first three quarters of Fiscal 2001, as compared to $18.1 million for the first three quarters of Fiscal 2000. The increase in cash provided by operations was primarily a result of an increase in trade accounts payable net of the change in inventories as a result of reduced inventory levels in the Company's Fashion Bug stores and improved credit terms for the Com-pany's Catherine's stores. Cash provided by operations also increased as a result of higher operating earnings before depreciation and amortization for the first three quarters of Fiscal 2001. These increases were par-tially offset by an increase in net payments of prepaid and accrued expenses.

     The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facil-ity, which expires June 30, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary. The facility is secured by merchandise inven-tory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. As of October 28, 2000, the availability under this facility was approximately $150.0 million, against which the Company had outstanding letters of credit of $49.0 million. There were no cash borrow-ings outstanding under this agreement as of October 28, 2000. The agreement requires, among other things, that the Company maintain a minimum net worth of $300 million and not pay dividends on its Common Stock. The Company anticipates that the agreement will be renewed as of its expiration date.

     As a result of the Catherine's Stores acquisition, the Company has access to a credit facility with a maximum availability of $20 million.
The facility, which expires June 29, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary, by utilizing a $5 million swingline credit facility. The agreement is secured by inventory, general intan-gibles, patents, trademarks, and proceeds of the foregoing. At October 28, 2000, the combined availability under the working capital and swingline facilities was $20.0 million, against which the Company had outstanding letters of credit of $4.2 million.

     As a result of the acquisition of Modern Woman, the Company also has access to a line of credit with a maximum availability of $10 million. As of October 28, 2000, $5.0 million was available under this agreement, against which the Company had outstanding letters of credit of $0.2 mil-lion. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5 million of available-for-sale securities as security for the line of credit.

In connection with the acquisition of Catherine's Stores, the Company assumed a 7.5% Mortgage Note and certain capital lease obligations. The mortgage financing agreement provides for a $6.9 million mortgage facility with a seven-year term and a 20-year amortization period, and is secured by land and buildings at the Memphis, Tennessee office of Catherine's Stores. The capital leases are for data processing and point-of-sale ("POS") equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the POS equipment), renewing the leases, or returning the equipment to the lessor.

     During the second and third quarters of Fiscal 2001, pursuant to its program to replace its existing POS equipment, the Company acquired $14.3 million of POS equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. The Company anticipates acquiring additional POS equipment at a total cost of approximately $16.0 million over the next 24 months. The POS equipment will be financed primarily through the use of capital leases. As of October 28, 2000, the Company has current debt maturity payments of $5.2 million, which are pri-marily for amounts due under the 7.5% Mortgage Note and the capital lease obligations.

     Capital expenditures were $45.3 million during the first three quar-ters of Fiscal 2001. During Fiscal 2001, the Company anticipates incurring capital expenditures of approximately $65 million excluding capital lease payments, which will primarily be for the construction, remodeling, and fixturing of new and existing retail stores and the purchase of loss-prevention equipment. The Company expects to finance these capital expend-itures principally through internally-generated funds.

     The Company plans to open approximately 105 new stores, remodel approximately 85 stores, and relocate approximately 25 stores during Fiscal 2001. The following table sets forth information with respect to store activity for the first three quarters of Fiscal 2001:

                                   Fashion   Catherine's   Modern
                                     Bug       Stores       Woman     Total
                                     ---       ------       -----     -----
Stores at January 29, 2000......... 1,185        433         122      1,740
                                    -----        ---         ---      -----
Stores opened......................    71         10           0         81
Stores converted...................     0         85         (85)         0
Stores closed......................   (19)        (3)        (27)       (49)
                                    -----        ---         ---      -----
Net change in stores...............    52         92        (112)        32
                                    -----        ---         ---      -----
Stores at October 28, 2000......... 1,237        525          10      1,772
                                    =====        ===         ===      =====
Stores relocated during period.....    14          6           0         20
Stores remodeled during period.....    62         11           0         73

     On October 26, 2000, the Company announced the signing of a joint venture agreement with Monsoon Plc. Monsoon Plc operates approximately 300 stores, primarily in the United Kingdom, offering women's clothing and accessories under the "MONSOON" and "ACCESSORIZE" brand names. The joint venture will be a separate operating unit of the Company. During the first full year of operation, the joint venture plans to open as many as 20 "MONSOON" and/or "ACCESSORIZE" stores in the United States. The Company plans to invest up to $4.0 million, or 80% of the initial capital in the joint venture, during Fiscal 2001, and an additional $4.0 million over the following three years. The joint venture is not expected to have a mater-ial impact on the Company's earnings for Fiscal 2001 or for the fiscal year ending February 2, 2002 ("Fiscal 2002").

     In connection with the Company's store restructuring plan, which was adopted in conjunction with the decision to eliminate men's merchandise from the Company's stores, the Company had approximately $1.4 million of accrued, unpaid restructuring costs as of October 28, 2000. In connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores, the Company had approximately $1.3 million of accrued, unpaid restructuring costs as of October 28, 2000. These accrued, unpaid restructuring costs are included in accrued expenses on the accompanying condensed consolidated balance sheet. The Company expects to pay the majority of these costs by the end of Fiscal 2001. Management does not expect a significant change in the estimated costs for these restructuring plans.

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

     Charming Shoppes Receivables Corp. and Charming Shoppes, Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special-purpose corporations. At October 28, 2000, Charming Shoppes Receivables Corp. had $32.6 million of Charming Shoppes Master Trust Certificates, and Charming Shoppes Street, Inc. had $1.1 million of cash and other receiv-ables interests. These assets will be available first and foremost to sat-isfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

     The Company also has a non-recourse agreement pursuant to which a third party provides an accounts receivable proprietary credit card sales funding program for the Company's Catherine's Stores. This funding program expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales gener-ated by the Catherine's Stores credit card accounts.

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

     The Company believes that cash flow from operations, its proprietary credit card receivables securitization and funding agreements, its invest-ment portfolio, and its credit facilities are sufficient to support current operations.


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

     The Company uses derivative instruments to manage its interest rate risk. The Company regularly monitors interest rate fluctuations and busi-ness implications surrounding interest rate changes, especially related to the management of its Fashion Bug proprietary credit card program, which is securitized. As of October 28, 2000, the Company had floating-rate instru-ments representing approximately $207.8 million, or approximately 74% of all securitized assets under the program, which were subject to rate expo-sure.

     The Company has entered into certain interest rate cap agreements that protect the Company's securitization master trust if interest rates were to exceed 9% and 11%. In addition, the Company has entered into an interest rate swap that limits the Company's exposure to rising interest rates should interest rates increase to a rate above the agreement's specified rate. Additional information regarding these agreements is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Con-dition and Results of Operations: FINANCIAL CONDITION -- Liquidity and Capital Resources " of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

     The interest rate swap may subject the Company to market risk associa-ted with changes in interest rates, as well as the risk of default by a counter-party to the agreement. Under the terms of the swap agreement, the Company may be required to pledge certain assets if the market value of the interest rate swap falls below an amount set forth in the agreement. As of October 28, 2000, there were $0.3 million of assets pledged under the terms of the agreement.

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

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhi-bit 3.2)

10.1 Credit Agreement, Dated July 31, 2000, by and between Catherines, Inc., Catherines Stores Corporation, and their subsidiaries, as Bor-rowers, and Amsouth Bank and Hibernia National Bank, as Banks, and Amsouth Bank, as Agent.

27   Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 28, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHARMING SHOPPES, INC.
                                                 (Registrant)


Date: December 11, 2000                       /S/ DORRIT J. BERN
                                              ------------------
                                                Dorrit J. Bern
                                            Chairman of the Board
                                    President and Chief Executive Officer


Date: December 11, 2000                      /S/ ERIC M. SPECTER
                                             -------------------
                                               Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer