Form 10-K
period 2001-02-03
CHARMING SHOPPES INC
filed 2001-05-04
CIK 19353

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				 FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended February 3, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of April 16, 2001, 101,742,782 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on April 16, 2001), held by non-affiliates was approximately $487 million.

DOCUMENTS INCORPORATED BY REFERENCE: As stated in Part III of this annual report, portions of the following document are incorporated herein by reference:

Definitive proxy statement for annual shareholders meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report.


				  PART I


Item 1.  Business


General

Charming Shoppes, Inc., a Pennsylvania corporation formed in 1969, operates through its subsidiary corporations 1,754 women's specialty retail apparel stores in 48 states, under the names Fashion Bug(R), Fashion Bug Plus(R), Catherine's Plus Sizes(R), The Answer(TM) and Added Dimensions(R) (as of the fiscal year ended February 3, 2001 ("Fiscal 2001"). Unless the context indicates otherwise, the term "Company" refers to Charming Shoppes, Inc. and, where appropriate, one or more of its subsidiaries.

Charming Shoppes opened its first store on September 13, 1940 in Philadelphia, Pennsylvania. In 1971, Charming Shoppes became a public corporation, trading on the over-the-counter market (Nasdaq) under the ticker symbol "CHRS".

During the fiscal year ended January 29, 2000, the Company acquired the Catherines Stores Corporation, a chain of 436 retail stores, and the Modern Woman chain of 136 retail stores. Both chains served a similar customer -- the plus-size woman. The Company consolidated the two businesses so as to benefit from synergies. The combination provided the Company with an enhanced platform to strengthen and accelerate its large-size growth strategy. Charming Shoppes has become a leading provider of large-size fashion, a segment that continues to outpace the overall growth of the women's apparel market. In addition to synergies and efficiencies in buying and administrative functions, the Company achieved improved geographic diversity in its overall store base and resulting revenue stream. During Fiscal 2001, the Company completed the integration of the Modern Woman stores into the Catherines Stores Corporation.

With $1.6 billion in sales and 1,754 stores nationwide, Charming Shoppes is the largest women's specialty apparel retailer in the strip shopping center. The Company is a leading women's specialty retailer in plus sizes, servicing the plus-size woman through three distinct brands: Fashion Bug (including Fashion Bug Plus), Catherine's Plus Sizes and The Answer/Added Dimensions. Through varied fashion concepts, the Company offers merchandise at budget to moderate price points, with classic to updated fashion tastes, for a wide range of ethnically diverse women. The fashion apparel needs of the Misses and Junior customer are served through the Fashion Bug, Monsoon, and Accessorize brands.


The Company's Brands

Fashion Bug(R) and Fashion Bug Plus(R)
The Company's 1,230 Fashion Bug and Fashion Bug Plus stores specialize in selling a wide variety of plus-size, misses and junior sportswear, dresses, coats, lingerie, accessories, and casual footwear. The stores sell both developed product, uniquely designed for the Fashion Bug customer, and brand-name merchandise. The majority of these stores are located in the Northeast quadrant of the United States, in strip shopping centers. The Company's Fashion Bug stores average 8,900 square feet in size and are located in 46 states. Customers are in the 20- to 49-year-old age group, shop in the low to moderate price range, and are on trend with current fashions. Plus-size sportswear is the largest merchandise category, with 41% of sales represented by plus-sizes.

Catherine's Plus Sizes(R)
The Catherine's Plus Sizes customer wears size 16 and larger, and generally shops in the moderate price range. The brand targets women 40-65 years old and offers classic apparel and accessories for career and casual lifestyles in a one-to-one selling environment. The target customer has classic but fashion-conscious tastes, and is primarily concerned with fit and value in apparel selection. As a size specialist, Catherine's also has developed an expertise in providing merchandise catering to plus-size women wearing sizes 28 and above, as well as petite sizes. These 414 stores, which exclusively sell plus-size women's apparel, are located in 45 states, primarily in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States, and average 4,000 square feet in size. Employing a strip shopping center strategy, Catherine's Plus Sizes is a destination store, with a competitive advantage in super sizes, petites, and the body basics fit program, designed to help a woman choose the merchandise styles that flatter her figure.

The Answer(TM)/Added Dimensions(R)
The Answer and Added Dimensions stores cater to an ethnically diverse, plus-size woman, over 35 years of age, who shops in the moderate to better price range. The brand caters to her need for career, church, social occasion, and casual apparel and accessories offering high quality fashion. She is fashion forward, has a strong fashion attitude, and prefers dramatic styles and bold colors. These 110 stores, which exclusively sell plus-size women's apparel, are located primarily in metropolitan areas throughout the Southeastern and Midwestern United States, and average 3,900 square feet in size. The stores employ a strip center strategy, and are located in 23 states and the District of Columbia.

Monsoon(R) and Accessorize(R)
On October 26, 2000, Charming Shoppes, Inc. and Monsoon plc of London announced the signing of a joint venture agreement, for the purpose of bringing the successful apparel and accessories concepts of Monsoon and Accessorize stores from the United Kingdom to the United States. The Company plans to open approximately 10 Monsoon and/or Accessorize stores during the fiscal year ending February 2, 2002 ("Fiscal 2002") and will be evaluating the performance of these stores in developing a longer-term growth strategy for the brands.

The Monsoon concept is a women's apparel specialty store in the "better" price range, with locations in premier malls. All product is private label and created by Monsoon's team of designers and buyers using manufacturing resources throughout the world. Product offerings include leading fashion in both career and special occasion dressing. The target customer is 25 to 55 years old.

Accessorize specializes in women's accessories in the "moderate" to "better" price range. All product is private label and is sourced from around the world using Accessorize's design, buying, and development teams. Product offerings include bags, necklaces, bracelets, earrings, hair accessories, hats, purses, scarves, sunglasses, and sarongs, among others. The target customer is 16 to 45 years old.

The Company's real estate strategy for Fashion Bug, Catherine's Plus Sizes, and The Answer/Added Dimensions stores is focused on locating stores in strip shopping centers. As of the end of Fiscal 2001, approximately 85% of the Company's stores were located in strip shopping centers. The Company believes that its low to moderate customer base visits strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls.


Growth Strategy

The Company's primary growth strategy is to increase its market share in women's specialty plus-size apparel. In support of this strategy, the Company plans to increase store units aggressively. The Company expects to fund store growth plans from internally generated funds. During Fiscal 2001, the Company announced plans to eliminate the girls merchandise from the Fashion Bug stores. Store space and inventory previously committed to girls will primarily be redirected to the expansion of the plus-size apparel offerings. Through branded websites, the Company also plans to develop an online marketing medium for plus-size women, and to introduce e-commerce for plus-size women's apparel.


Merchandising and Marketing

The Company employs a merchandise strategy that emphasizes a variety of choices in its merchandise assortment. The Company uses domestic fashion market guidance, fashion advisory services, and in-store testing to determine the optimal product assortment for its customer base. Management believes that this strategy results in a higher degree of accuracy in predicting consumer preferences while reducing the Company's inventory investment and risk. The purpose of this strategy is to enable the Company to provide merchandise assortments to meet its customers' preferences.

The Company offers an assortment of both casual and career-oriented products, in plus (large-size), misses, petite, and junior sizes. Merchandise that complements these areas, such as accessories, intimate apparel, and footwear, are also featured. In addition, Catherine's Plus Sizes stores offers a broad assortment of merchandise in extended sizes (over size 26), making the Company one of the few retailers to emphasize these sizes. The Company has eliminated girls apparel from its Fashion Bug stores as of the end of the 2000-2001 winter. Sales of girls apparel represented approximately 3% of Fashion Bug sales. Store space and inventory commitments previously allocated to girls apparel will be redirected primarily to growth in plus-size apparel.

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

In order to meet the demands of its primary customers, the Company uses the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. The Company uses its overseas sourcing operation and agency relationships to procure basic low-risk commodity merchandise, which generally requires longer lead times.

The Company continues to redefine its merchandise assortments to reflect the needs and demands of diverse customer groups. The Company has distribution systems in place whereby stores that are identified as having certain customer profiles can be merchandised with products specifically targeted to such customers. In addition, the Company continues to work to improve inventory turnover by better managing the flow of seasonal merchandise to its stores across all geographic regions. Further, the Company addresses the different lifestyle needs of its customers with respect to fashion by varying the depth and assortments of career and casual merchandise.

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

The retail sale of women's apparel is a highly competitive business with numerous competitors, including moderate-price department stores, discount department stores, other low- to moderate-price, moderate-price, and moderate-to-better-price specialty apparel stores, and mail-order companies. The Company cannot reasonably estimate the number of competitors due to the large number of companies selling women's apparel. However, the Company believes that it currently holds an estimated 20% market share of the women's large-size specialty apparel business. The primary elements of competition are merchandise style, size, selection, quality, display, and price, as well as store location, design, advertising, and promotion and personalized service to the customers.

The Company's stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the Easter, Labor Day, and Christmas seasons. The Company generally builds inventory levels prior to these peak selling periods. To keep inventory current and fashionable, the Company reduces the price of slow-moving merchandise throughout the year. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 2001, as a percent of total sales, were 23.6%, 26.7%, 22.6% and 27.1%, respectively.

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

The Company encourages sales through its proprietary credit cards. The Company's proprietary credit card programs have approximately 2.8 million active accounts, which accounted for approximately 33% of retail sales in Fiscal 2001. The Company believes that the credit card is a promotional vehicle in itself, engendering customer loyalty, creating a substantial base for targeted direct mail promotion, and encouraging incremental sales.

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

The Company's Fashion Bug proprietary credit card portfolio is originated by Spirit of America National Bank, a national banking association and wholly owned subsidiary of the Company. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities. The Company's proprietary credit card customers tend to be a higher credit risk than bank-issued credit card customers.

Catherine's Plus Sizes and The Answer/Added Dimensions also offer customers the convenience of a private-label credit card. The Company uses a third-party bank to finance and service these private-label credit card programs. This third-party bank provides new account approval, credit authorization, billing, and account collection services. Under a non-recourse agreement with the third-party bank, the Company is reimbursed daily with respect to sales generated by the private-label credit cards. The agreement may require the Company to repurchase receivables from the third-party bank under certain conditions relating to a change in control of the Company.


Purchasing

Purchasing is conducted on a departmental basis for each of the Fashion Bug, Catherine's Plus Sizes, and The Answer/Added Dimensions merchandise groups by staffs of buyers supervised by one or more merchandise managers. The Company believes that specialization of buyers within their departments enhances their expertise in obtaining quality merchandise at a cost that will permit attractive selling prices, while obtaining the desired markup for the Company.

The merchandising staffs obtain store and chain-wide inventory information generated by merchandise information systems that use point-of-sale terminals. Through these terminals, merchandise can be followed from the placement of the order to the actual sale. Based upon this data, the merchandise managers compare budgeted-to-actual sales and make merchandising decisions, as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons.

During Fiscal 2001, the Company's stores purchased merchandise from approximately 1,150 suppliers, none of which accounted for more than 4% of the Company's purchases. The Company purchased approximately 70% of its Fashion Bug merchandise and 80% of its Catherine's Stores merchandise in the domestic market on an open account basis, with the remainder being obtained through the Company's sourcing organization.


Sourcing

In order to meet the demands of its primary customers, the Company uses the domestic wholesale apparel marketplace for a significant portion of its purchases. This allows management to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. The Company uses its overseas sourcing operation to procure basic low-risk commodity merchandise, which generally requires longer lead times. In Fiscal 2001, the Company purchased approximately 70% of its Fashion Bug merchandise and 80% of its Catherine's Stores merchandise in the domestic market, with the remainder being developed by the Company's sourcing organization. The Company anticipates a reduction in the percentage of domestically sourced product for Catherine's Stores to a level closer to the Company's Fashion Bug domestic sourcing percentage of 70%.

During Fiscal 2001, the Company conducted its sourcing operations in 24 countries through its offices in Hong Kong and Singapore. Merchandise purchases outside the United States are done via letter of credit with third party vendors, with the Company being the importer of record. To date, the Company has not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should political instability result in a disruption of normal activities in a country with which the Company does business, the Company believes it would have adequate alternative sources of supply.


Distribution

The Company operates two distribution centers. For its Fashion Bug and The Answer/Added Dimensions stores, the Company uses a distribution center in Greencastle, Indiana. The 150-acre tract of land contains a building of approximately 1,000,000 square feet. The Company estimates that, by operating multiple shifts, it would have the ability to service over 2,000 stores from this distribution center. For Catherine's Plus Sizes stores, the Company operates a 213,000 square foot distribution center in Memphis, Tennessee, which is designed to handle up to approximately 800 stores.

The majority of merchandise purchased by the Company is received at the Greencastle and Memphis facilities, where it is prepared for distribution to the stores. The functions performed at these central facilities include quality control inspection, receiving, ticketing, packing, and shipping. The Company's automated sorting systems in these distribution centers enhance the flow of merchandise from receipt to shipment. Merchandise is shipped to each store by trucks operated principally by common carriers. The Company uses computerized automated distribution models that enhance the efficiency of the distribution operations. These models enable the distribution operations to build various customer profiles into each store's plan. These profiles determine not only the number of units, but also the type of unit to be distributed to each store.

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

The Company's real estate strategy for Fashion Bug, Catherine's Plus Sizes, and The Answer/Added Dimensions stores is focused on locating stores in strip shopping centers. The Company's 1,754 stores (as of February 3,
2001) are primarily located in suburban areas and small towns. Approximately 85% of these stores are located in strip shopping centers, while the balance are located in community and regional malls. The Company believes that its low to moderate customer base visits strip shopping centers more frequently than malls for their shopping needs as a result of the mix of the tenants in, and the convenience of, strip shopping centers. In addition, the Company benefits from substantially lower occupancy costs as compared to store occupancy costs in malls. Typically, stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

The Company's Fashion Bug stores range in size, generally, from 5,000 square feet to 15,000 square feet, averaging approximately 8,900 square feet. The Company's Catherine's Plus Sizes and The Answer/Added Dimensions stores range in size, generally, from 2,000 square feet to 6,000 square feet, averaging approximately 3,900 square feet. Total leased space was 13,067,000 square feet as of the end of Fiscal 2001, as compared to 12,911,000 square feet as of the end of the fiscal year ended January 29, 2000 ("Fiscal 2000").

The Company has developed new store designs for each of its store concepts. During the fiscal year ended January 30, 1999, the Fashion Bug store design was elevated to a brighter, well-defined, easier-to-shop format. By the end of Fiscal Year 2001, 27% of the Company's 1,230 Fashion Bug stores were in the new format. New, remodeled, and relocated stores will use the new design. The Company has also developed new store designs for the Catherine's Plus Sizes and The Answer/Added Dimensions concepts. The new Catherine's Plus Sizes store design was introduced in August 2000, and the updated The Answer/Added Dimensions format was introduced during February 2001. Going forward, new, remodeled, and relocated Added Dimensions stores will operate under The Answer tradename.

The Company's real estate strategy for Monsoon and Accessorize stores is focused on locating stores in better-rated mall locations, street fronts and life-style strip centers.

The Company plans to open 110-120 new stores, remodel approximately 45-50 stores, and relocate approximately 75-80 stores during Fiscal 2002. The Company continues to seek new locations that meet its financial and operational objectives.

During Fiscal 2001, the Company opened 94, closed 49, and relocated 18 Fashion Bug stores. The Company opened 11, closed 7, and relocated 9 Catherine's Stores and converted 87 Modern Woman stores to the Catherine's Plus Sizes and Added Dimension/The Answer formats. As a result of the integration of Modern Woman stores into the Catherines Stores Corporation, 35 Modern Woman stores were closed during Fiscal 2001.


The Company's store openings and closings over the past five fiscal years are set forth in the following table:

					    Year Ended
			  Feb. 3,  Jan. 29,  Jan. 30,  Jan. 31,   Feb. 1,
			   2001      2000      1999      1998      1997
			   ----      ----      ----      ----      ----
Number of stores
Open at beginning
  of period..............  1,740     1,135     1,135     1,134     1,301
Opened during period.....    105        75        65        25         5
Acquired during period...      0       572         0         0         0
Closed or combined
  during period..........    (91)(1)  (42)      (65)      (24)     (172)
			   -----     -----     -----     -----     -----
			   1,754     1,740     1,135     1,135     1,134
			   =====     =====     =====     =====     =====

Store Type
Fashion Bug and Fashion
  Bug Plus...............  1,230     1,185     1,135     1,135     1,134
Catherine's Plus Sizes,
  The Answer, and Added
  Dimensions.............    524       555(2)      0         0         0
			   -----     -----     -----     -----     -----
			   1,754     1,740     1,135     1,135     1,134
			   =====     =====     =====     =====     =====

--------------------
[FN]
(1) Includes 35 Modern Woman stores that were closed as a result of the consolidation of Modern Woman stores into the Catherine's Plus Sizes/The Answer/Added Dimensions formats during the year ended February 3, 2001.

(2) Includes 122 Modern Woman stores that were closed or converted to the Catherine's Plus Sizes/The Answer/Added Dimensions formats during the year ended February 3, 2001.


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

As of the end of Fiscal 2001, the Company employed approximately 19,750 people, which included approximately 13,800 part-time employees. In addition, a number of temporary employees are hired during the Christmas season. Approximately 36 of the Company's Memphis, Tennessee distribution center employees are represented by the Upholstery and Allied Industries Division of the United Steelworkers of America. The Company and the union have ratified their contract, which expires in November 2001. There have been no material effects on the Company's operations to date as a result of the union representation.


Trademarks and Servicemarks

The Company owns, or is in the process of obtaining, all rights to the trademarks and trade names it believes are necessary to conduct its business as presently operated. "FASHION BUG"(R), "FASHION BUG PLUS"(R), "L.A. BLUES"(R), "CATHERINE'S"(R), "CATHERINE'S PLUS SIZES"(R), "ADDED DIMENSIONS"(R), "THE ANSWER"(TM), "CST STUDIO"(R), "CST SPORT," "MAGGIE BARNES"(R), "KATHY WHITE"(R), "LIZ & ME"(R), "AD SPORT"(R), "GROVE AVENUE"(R), "JON LAWRENCE"(R), "CAPISTRANO"(R), "FITTING IMAGE"(R), and "MODERN WOMAN"(R) and several other trademarks and servicemarks of lesser importance to the Company have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

The Company is the owner of the following domain name registrations: charming.com, charmingshoppes.com, fashionbug.com, fashionbugplus.com, catherines.com, and others of lesser importance.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company has made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, performance, and financial condition. This report includes, in particular, forward-looking statements regarding the Company's growth strategy, future performance following its acquisitions, joint ventures, restructurings, and expense reduction initiatives, and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding earnings, sales performance, store openings and closings, cost savings, capital requirements, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, including those identified below.

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

Other Factors

Actual results could also differ materially from those currently anticipated due to (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) a further increase in the Federal (or State) Minimum Wage, (v) an acceleration in the rate of business failures in the retail industry, (vi) the loss of certain or all of the collateral pledged under the Company's credit facilities,
(vii) the availability and/or cost of receivables securitization arrangements, (viii) an increase in the rate of bad debt expense among the Company's proprietary credit card customers, (ix) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (x) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (xi) the availability and cost of external financing, (xii) competitive pressures, (xiii) failure to realize merger-related synergies, (xiv) the imposition of more onerous payment terms for merchandise purchases, (xv) the ability to hire and train associates, (xvi) the availability of suitable store locations on appropriate terms, and (xvii) failure to achieve the expected benefits of the plus-size growth strategy. In addition, the market price of the Company's Common Stock, which is quoted on the Nasdaq National Market, may be subject to significant fluctuation in response to quarter-to-quarter variations in the Company's revenues and earnings, variations in monthly sales figures, and general stock market volatility unrelated to the Company's operating performance.


Item 2.  Properties

The Company leases all store premises, with the exception of 6 stores, which the Company owns. Typically, store leases have initial terms of 5 to 20 years and contain provisions for renewal options, additional rental charges based on sales performance, and payment of real estate taxes and common area charges.

With respect to leased stores open as of February 3, 2001, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of the Company's renewal options:

				   Number
				 of Leases
		      Period      Expiring
		      ------      --------
		    2001                65
		    2002 - 2006        341
		    2007 - 2011        324
		    2012 - 2016        307
		    2017 - 2021        350
		    2022 - 2026        306
		    Thereafter          61

The Company owns a 1,000,000 square foot distribution center in Greencastle, Indiana that services the Company's Fashion Bug, Fashion Bug Plus, and The Answer/Added Dimensions stores and a 213,000 square foot distribution center in Memphis, Tennessee that services the Company's Catherine's Plus Sizes stores.

The Company leases 91,000 square feet of office space in Bensalem, Pennsylvania, which houses the Company's corporate headquarters, and owns approximately 22 acres in Bensalem with a 145,000 square foot office building housing the Company's data processing facility and additional administrative offices. In addition, the Company owns a 99,000 square foot facility in Memphis, Tennessee, which houses the Catherine's Stores corporate headquarters, data processing facility, and administrative offices. Spirit of America National Bank, the Company's wholly owned credit card bank subsidiary, occupies 30,000 square feet of leased office space in Miami Township, Ohio. The Company also maintains a buying office in New York City that occupies 13,000 square feet of leased space. The Company owns or leases a total of 43,000 square feet of office and warehouse space in Asia.


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


Item 4a.  Executive Officers of the Registrant

The following list contains certain information relative to Executive Officers of the Company as of April 17, 2001. There are no family relationships among any Executive Officers. The term of each Executive Officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Shareholders scheduled to be held during June 2001, or until their successors are duly elected and qualified.

Dorrit J. Bern, 50, has served as Chairman of the Board of Directors since January 1997. Prior to that, she served as Vice Chairman of the Board of Directors from September 1995 to January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern's term as a Director expires in 2002.

Anthony A. DeSabato, 52, has served as Executive Vice President and Corporate Director of Human Resources for more than five years.

Eric M. Specter, 43, has served as Executive Vice President - Chief Financial Officer since January 1997. He also served as Treasurer from February 1998 to March 2000. Prior to that he served as Vice President - Chief Financial Officer from December 1995 to January 1997.

Colin D. Stern, 52, has served as Executive Vice President and General Counsel for more than five years. He has also served as Secretary since February 1998.

Elizabeth Williams, 47, was appointed President of Fashion Bug in December 1999. Prior to that, she served as Executive Vice President -
Merchandising from October 1995 to December 1999. Prior to that, she served as Divisional Vice President - Misses Sportswear and Special Sizes for Sears, Roebuck & Co. from February 1994 to October 1995.

Erna Zint, 57, has served as Executive Vice President - Sourcing since January 1996.

Carmen Monaco, 54, has served as Vice President - Marketing since May 1997. Prior to that he served as Senior Vice President - Marketing/Advertising for Goody's Family Clothing Inc. from August 1992 to May 1997.

John J. Sullivan, 54, has served as Vice President - Corporate Controller since October 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer for National Media Corp. from January 1998 to October 1998 and from September 1991 to April 1995, and as Senior Vice President of Administration from April 1995 to January 1998.

Jeffery A. Warzel, 44, has served as Senior Vice President - Infrastructure Operations and Strategic Planning since January 2000. Prior to that, he served as Vice President - Operations Support and Business Development for Western Auto, a subsidiary of Sears Roebuck & Co. from August 1996 to December 1999. Prior to that, he served as Vice President - Process Improvement for Melville Corporation from 1992 to 1996.

Jonathon Graub, 42, has served as Senior Vice President - Real Estate, since December 1999. Prior to that, he served as Vice President - Real Estate for more than five years.


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

		   Fiscal 2001          Fiscal 2000
		  High      Low        High      Low
		  ----      ---        ----      ---
1st Quarter.... $8        $4 15/16   $4 5/8    $2 13/16
2nd Quarter....  7 1/32    4 5/8      7 1/16    3 9/16
3rd Quarter....  6 3/16    4 7/8      6 13/16   4 9/16
4th Quarter....  7 1/8     5 3/8      8 1/4     5

On October 2, 1995, the Company's Board of Directors announced an indefinite suspension of dividends on the Company's Common Stock. On November 30, 1995, the Company entered into borrowing agreements that require, among other things, that the Company not pay dividends on its Common Stock (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Debt" below).

(c)     Approximate Number of Holders of Common Stock:

	The approximate number of holders of record of the Company's Common Stock as of April 16, 2001 was 2,240. This number excludes individual stockholders holding stock under nominee security position listings.

(d)     Recent Sales of Unregistered Securities

Not applicable.


Item 6.  Selected Financial Data

The following table presents selected financial data for the Company for each of the five fiscal years ended as of February 1, 1997 through February 3, 2001. All of the selected financial data are extracted from the Company's audited financial statements and should be read in conjunction with the financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

			 CHARMING SHOPPES, INC. AND SUBSIDIARIES
			      FIVE-YEAR COMPARATIVE SUMMARY

						   Year Ended
(in thousands, except     Feb. 3,      Jan. 29,     Jan. 30,      Jan. 31,      Feb. 1,
per share amounts)       2001(1)(2)     2000(1)       1999          1998         1997
			 ----------     -------       ----          ----         ----
Net sales..............  $1,607,079   $1,196,529   $1,035,160    $1,016,537   $1,016,297
Restructuring charge
   (credit)............          0        (3,471)(3)   54,246(4)          0            0
Non-recurring gain from
  demutualization of
  insurance company....          0         6,700(5)         0             0            0
Non-recurring gain from
  asset securitization.          0             0            0        13,018(6)         0
Extraordinary gain on
  early retirement
  of debt, net of tax..          0         1,232            0             0            0
Cumulative effect of
  accounting change,
  net of tax...........       (540)(7)         0            0             0            0
Net income (loss)......     51,098        45,059      (20,135)       19,334       (7,237)
Basic net income (loss)
  per share............        .50           .46         (.20)          .18         (.07)
Net income (loss)
  per share, assuming
  dilution.............        .48           .43         (.20)          .18         (.07)
Dividends(8)...........        .00           .00          .00           .00          .00

At year end:
Total assets...........   $852,767      $784,796     $684,649      $709,738     $710,397
Current portion -
  long-term debt.......      4,954         1,920           16            16           16
Long-term debt.........    113,540       105,213      119,475       138,116      138,128
Working capital........    208,389       161,376      192,274       163,208      224,144
Stockholders' equity...    493,269       436,263      383,572       416,810      421,035

--------------------
[FN]
(1) Results for the fiscal years ended February 3, 2001 ("Fiscal 2001") and January 29, 2000 ("Fiscal 2000") include the results of Catherines Stores Corporation, acquired January 7, 2000, and Modern Woman Holdings, Inc., acquired August 2, 1999, from the dates of their respective acquisitions (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Acquisitions" below.)

(2) The fiscal year ended February 3, 2001 consisted of 53 weeks.

(3) During Fiscal 2000, the Company revised its estimates of costs recognized during the fiscal year ended January 30, 1999 ("Fiscal 1999") relating to the closing of the Company's Bensalem distribution center and elimination of the Company's men's business (see note (4) below). As a result, the Company recognized pre-tax restructuring credits of $2,834,000 relating to the closing of the distribution center and $2,096,000 relating to the elimination of the men's business. In addition, the Company recognized a pre-tax restructuring charge of $1,459,000 in Fiscal 2000 in conjunction with the consolidation of the Modern Woman chain of stores into the Catherine's Stores chain. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Restructuring Charge (Credit)" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Restructuring Charge (Credit)" below.)

(4) During Fiscal 1999, the Company's Board of Directors approved a restructuring plan in conjunction with the elimination of the Company's men's business, which resulted in a pre-tax charge of $34,000,000. In addition, the Company's Board of Directors approved a restructuring plan in conjunction with the decision to consolidate the Company's distribution center operations, which resulted in a pre-tax charge of $20,246,000. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Restructuring Charge (Credit)" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Restructuring Charge (Credit)" below.)

(5) During Fiscal 2000, the Company received a stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly held corporation (demutualization). The Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Non-recurring Gain from Demutualization of Insurance Company" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Non-recurring Gain from Demutualization of Insurance Company" below).

(6) During the fiscal year ended January 31, 1998, the Company adopted SFAS No. 125, which included the valuing of an "I/O Strip" consisting of excess finance charges and past-due fees over the sum of the return paid to certificate holders and credit losses. As a result, the Company eliminated its loss reserve related to its retained interest and related recourse provisions of its credit card certificates, and recognized a non-recurring gain of $13,018,000. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Non-recurring Gain from Asset Securitization" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Asset Securitization" below).

(7) The Company changed its method of accounting for sales returns and layaway sales in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") effective as of January 30, 2000. The cumulative effect of the change as of January 30, 2000 was a reduction in income of $540,000, net of a tax benefit of $334,000.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. In particular, it includes forward-looking statements regarding the Company's growth strategy, future performance following its acquisitions, joint ventures, restructurings, and expense reduction initiatives, and the expected benefits thereof. In addition, the information contained herein includes certain forward-looking statements regarding earnings, sales performance, store openings and closings, cost savings, capital requirements, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in, or miscalculation of, fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (v) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (vi) competitive pressures, and (vii) failure to realize merger-related synergies. These, and other risks and uncertainties are detailed further in this Item 7, in "Part I, Item 1 - Business: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995," and in the Company's reports filed with the Securities and Exchange Commission from time to time.


RESULTS OF OPERATIONS

In January 2000, the Company acquired Catherines Stores Corporation ("Catherine's Stores"). Catherine's Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. In August 1999, the Company acquired Modern Woman Holdings, Inc. ("Modern Woman"). Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. The Company has converted the Modern Woman stores into Catherine's Stores. The acquisitions have been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in the Company's results of operations from their dates of acquisition. Prior-period results have not been restated.

Assets acquired and liabilities assumed have been recorded at their estimated fair values. In connection with the Catherine's Stores acquisition, the purchase price exceeded the fair value of identifiable net assets acquired. The excess purchase price, approximately $97.7 million, has been accounted for as goodwill, and is being amortized over a 20-year period. The results of operations for the fiscal year ended February 3, 2001 ("Fiscal 2001") include $4.9 million of goodwill amortization.


Financial Summary

The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

						     Percentage Increase
							  (Decrease)
			Percentage of Net Sales         From Prior Year
			 Fiscal  Fiscal  Fiscal        Fiscal     Fiscal
			  2001    2000    1999       2001-2000  2000-1999
			  ----    ----    ----       ---------  ---------
Net sales..............  100.0%  100.0%  100.0%         34.3%      15.6%
Other income...........    0.6     0.8     1.5          12.2      (43.8)
Cost of goods sold,
  buying, and occupancy   70.6    71.4    74.5          32.7       10.9
Selling, general, and
  administrative.......   23.9    23.6    23.8          35.8       14.7
Non-recurring gain from
  demutualization of
  insurance company....     --     0.6      --            **         **
Restructuring charge
  (credit).............     --    (0.3)    5.2            **     (106.4)
Amortization of
  goodwill.............    0.3      --      --            **         --
Interest expense.......    0.5     0.6     1.0          21.7      (27.3)
Income tax provision
  (benefit)............    2.1     2.2    (1.0)         22.9         **
Income (loss) before
  extraordinary item
  and cumulative effect
  of accounting change.    3.2     3.7    (1.9)         17.8         **
Gain on early
  retirement of debt,
  net of taxes.........     --     0.1      --            **         **
Net income (loss)......    3.2     3.8    (1.9)         13.4         **

--------------------
[FN]
**  Not meaningful


Net Sales

The following table sets forth certain information related to the Company's net sales:

					 Year Ended           Year Ended
				      February 3, 2001     January 29, 2000
				      ----------------     ----------------
				      Fiscal   Fourth      Fiscal   Fourth
				       Year    Quarter      Year    Quarter
				       ----    -------      ----    -------
Increase (decrease) in comparable
  Fashion Bug store sales (1)(2).....  0.5%     (0.9%)      8.7%     11.1%
Sales from new Fashion Bug stores as
  a percentage of total prior-period
  sales (2)..........................  7.6       7.1        5.2       7.3
Increase in sales from Catherine's
  and Modern Woman stores as a
  percentage of total prior-period
  sales (2)(3)....................... 27.6      14.2        5.6      13.8
Prior-period sales from closed
  Fashion Bug stores as a percentage
  of total prior-period sales (2).... (3.2)     (3.1)      (3.6)     (3.7)
Increase in sales from additional
  week in Fiscal 2001................  2.0       7.5         --        --
Increase in total sales.............. 34.3%     24.8%      15.6%     28.0%

--------------------
[FN]

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

(2) Based on comparable 52-week fiscal years and 13-week fiscal quarters.

(3) Sales from Catherine's Stores acquired in January 2000 and Modern Woman stores acquired in August 1999.


Net sales for the fiscal year ended February 3, 2001 ("Fiscal 2001") totaled $1,607.1 million as compared to net sales of $1,196.5 million for the fiscal year ended January 29, 2000 ("Fiscal 2000") and net sales of $1,035.2 million for the fiscal year ended January 30, 1999 ("Fiscal 1999"). Net sales for Fiscal 2001 include $394.0 million of sales from Catherine's Stores, including Modern Woman stores, which have been converted into Catherine's Stores. Net sales for Fiscal 2000 include $58.2 million of sales from Catherine's and Modern Woman stores. Net sales for the fourth quarter of Fiscal 2001 totaled $434.7 million as compared to net sales of $348.4 million for the fourth quarter of Fiscal 2000 and net sales of $272.2 million for the fourth quarter of Fiscal 1999. Net sales for the fourth quarter of Fiscal 2001 include $93.9 million of sales from Catherine's and Modern Woman stores. Net sales for the fourth quarter of Fiscal 2000 include $37.6 million of sales from Catherine's and Modern Woman stores.

The Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2001. As a result of the adoption of SAB 101, the Company established a reserve for estimated future sales returns based on an analysis of actual returns received subsequent to the end of each fiscal period, and deferred recognition of layaway sales to the date of delivery. The effect of the adoption of SAB 101 on net sales for Fiscal 2001 was immaterial. Due to the seasonal nature of the Company's business, the pro forma effect of adoption of SAB 101 on net sales for the fourth quarter of Fiscal 2000 would have been an increase of $2.0 million. The pro forma effect of the adoption of SAB 101 on net sales for Fiscal 2000 would have been immaterial.

During Fiscal 2001, increases in Fashion Bug comparable store sales of junior and plus-size sportswear, coats, intimate apparel, and footwear were offset by decreases in sales of dresses, accessories, and girls. In January 2001, the Company announced plans to support growth in large-size apparel and eliminate girls apparel from Fashion Bug stores, effective at the end of the 2000-2001 winter season. Sales of Fashion Bug girls apparel were approximately $38.0 million during Fiscal 2001. Store space and inventory previously committed to girls will primarily be redirected to the expansion of the large-size apparel offerings. During Fiscal 2000, increases in comparable Fashion Bug store sales were achieved in sportswear, coats, intimate apparel, accessories, and girls, as customers responded favorably to the Company's merchandise offerings throughout the year. The number of retail stores in operation was 1,754 at the end of Fiscal 2001 and 1,740 at the end of Fiscal 2000 (including Catherine's and Modern Woman stores), and 1,135 at the end of Fiscal 1999.

Other Income

Other income increased 12.2% in Fiscal 2001 as compared to Fiscal 2000, primarily as a result of a decrease in net realized losses on sales of available-for-sale securities in Fiscal 2001 as compared to Fiscal 2000. During the second half of Fiscal 2000, the Company incurred realized losses from sales of available-for-sale securities to finance the Catherine's Stores and Modern Woman acquisitions. Interest income decreased as a result of reduced levels of available-for-sale securities during Fiscal 2001 as compared to Fiscal 2000. Other income expressed as a percentage of sales decreased 0.7% in Fiscal 2000 as compared to Fiscal 1999, primarily as a result of a decrease in interest income from the Company's available-for-sale securities and realized losses from sales of available-for-sale securities. The decrease in interest income and the realized losses on sales of available-for-sale securities during Fiscal 2000 were a result of the sales of securities during the second half of Fiscal 2000 to finance the Catherine's Stores and Modern Woman acquisitions. In addition to the sales of available-for-sale securities for the acquisitions of Modern Woman and Catherine's Stores, the Company sold available-for-sale securities to finance the repurchase of portions of the Company's convertible notes and Common Stock during Fiscal 1999 and the first half of Fiscal 2000. The decrease in other income resulting from these sales was partially offset by the decrease in interest expense that resulted from the repurchases of the convertible notes.

Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses, expressed as a percentage of sales, decreased 0.8% in Fiscal 2001 as compared to Fiscal 2000. Cost of goods sold as a percentage of sales decreased 1.2% in Fiscal 2001 as compared to Fiscal 2000. The improvement in merchandise margins was primarily a result of the effect of relatively higher gross margins for the Company's Catherine's Stores. Cost of goods sold for the Company's Fashion Bug stores decreased 0.2% as a percentage of sales in Fiscal 2001 as compared to Fiscal 2000. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs. Buying and occupancy expenses, expressed as a percentage of sales, increased 0.4% in Fiscal 2001 as compared to Fiscal 2000. The increase in buying and occupancy expenses was primarily a result of increased utilities expenses and relatively higher occupancy expenses for new and relocated stores as compared to the Company's existing stores. Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Cost of goods sold, buying, and occupancy expenses, expressed as a percentage of sales, decreased 0.5% in the fourth quarter of Fiscal 2001 as compared to the corresponding period of Fiscal 2000. Cost of goods sold, as a percentage of sales, decreased 1.5% in the fourth quarter of Fiscal 2001 as compared to the fourth quarter of Fiscal 2000. The improvement in merchandise margins was primarily a result of the effect of relatively higher gross margins for the Company's Catherine's Stores, and, to a lesser extent, an improvement in gross margins at the Company's Fashion Bug stores. Cost of goods sold for the Fashion Bug stores, as a percentage of sales, decreased 0.3% in the fourth quarter of Fiscal 2001 as compared to the fourth quarter of Fiscal 2000. Buying and occupancy expenses, expressed as a percentage of sales, increased 1.0% in the fourth quarter of Fiscal 2001 as compared to the fourth quarter of Fiscal 2000. The increase in buying and occupancy expenses was primarily a result of increased utilities expenses and relatively higher occupancy expenses for new and relocated stores as compared to the Company's existing stores.

Cost of goods sold, buying, and occupancy expenses, expressed as a percentage of sales, decreased 3.1% in Fiscal 2000 as compared to Fiscal 1999. Cost of goods sold as a percentage of sales decreased 1.7% in Fiscal 2000 as compared to Fiscal 1999. The improvement in merchandise margins was primarily a result of reduced levels of markdowns and reductions in store-wide promotions in Fiscal 2000. Merchandise margins also benefited from a reduction in inventory shrinkage costs. Buying and occupancy expenses as a percentage of sales decreased 1.4% in Fiscal 2000 as compared to the prior year, primarily as a result of cost savings from consolidation of the Company's distribution centers and the leveraging effect of increased sales volume on relatively fixed store occupancy and buying expenses. Cost of goods sold, buying, and occupancy expenses for Fiscal 2000 include the results of Catherine's Stores and Modern Woman from the dates of their acquisitions.

Cost of goods sold, buying, and occupancy expenses, expressed as a percentage of sales, decreased 2.6% in the fourth quarter of Fiscal 2000 as compared to the corresponding period of Fiscal 1999. Cost of goods sold as a percentage of sales decreased 1.5% in the fourth quarter of Fiscal 2000 as compared to the fourth quarter of Fiscal 1999. This decrease was primarily attributable to improvements in gross margins as a result of reduced levels of markdowns as compared to the prior year and a reduction in inventory shrinkage costs. Buying and occupancy expenses, expressed as a percentage of sales, decreased 1.1% in the fourth quarter of Fiscal 2000 as compared to the fourth quarter of Fiscal 1999. The decrease was a result of the leveraging effect of increased sales volume on relatively fixed store occupancy and buying expenses. Cost of goods sold, buying, and occupancy expenses for the fourth quarter of Fiscal 2000 include the results of Catherine's Stores and Modern Woman from the dates of their respective acquisitions.

Selling, General, and Administrative

Selling, general, and administrative expenses expressed as a percentage of sales increased 0.3% in Fiscal 2001 as compared to Fiscal 2000. The increase reflects relatively higher expenses for Catherine's Stores as a percentage of sales. Selling, general, and administrative expenses for the Fashion Bug stores were relatively unchanged as a percentage of sales. Selling expenses were constant as a percentage of sales. Increases in payroll costs were offset by lower marketing expenses as a percentage of sales and a reduction in the cost of the Company's proprietary credit card program. General and administrative expenses increased 0.3% as a percentage of sales in Fiscal 2001, primarily as a result of the lack of sales leverage and relatively higher expenses for Catherine's Stores, which have been partially offset by improvements arising from the integration and consolidation of Catherine's Stores. Selling, general, and administrative expenses for the fourth quarter of Fiscal 2001 increased 0.8% as a percentage of sales as compared to the fourth quarter of Fiscal 2000. Improvements in selling expense as a result of lower marketing expenses in relation to sales and a reduction in the cost of the Company's proprietary credit card program were offset by an increase in general and administrative expenses, primarily as a result of relatively higher expenses for Catherine's Stores as a percentage of sales.

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

Restructuring Charge (Credit)

STORE RESTRUCTURING AND ELIMINATION OF MEN'S MERCHANDISE FROM THE COMPANY'S FASHION BUG STORES

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34,000,000. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. To date, 72 stores have been closed in connection with the plan and 100 stores have been downsized.
Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been re-merchandised. In Fiscal 2000, the Company determined that 21 of the stores originally included in the plan would remain open as a result of negotiations with landlords and changes in economic conditions. As a result, the Company reversed reserves related to these stores and recognized a pre-tax restructuring credit of $2,096,000. As of February 3, 2001, this restructuring plan has been completed, and there are no remaining restructure accruals relating to this plan.

The restructuring charge included a $10,000,000 write-off of the carrying value of fixtures and improvements in the stores to be reduced in size or closed. The fixtures and improvements had no alternative use or salvage value, and were expected to be scrapped at the time of the closing or downsizing of the stores. The restructuring charge also included accruals for anticipated payments to landlords for the early termination of existing store leases of $19,700,000, severance payments of $320,000, costs to remove store signs and entrances of $3,300,000, costs of supplies to be scrapped of $400,000, and legal and architectural fees of $280,000. The accrual for severance payments was for 650 store employees expected to be terminated as a result of the store closings. The number of employees actually terminated was reduced to 590 as a result of the 21 stores that remained open, as discussed above, and the excess severance accrual was reversed as part of the restructuring credit of $2,096,000 recognized in Fiscal 2000. During Fiscal 2001, the Company closed 1 store and completed the downsizing of 28 stores in connection with the plan.

DISTRIBUTION CENTER RESTRUCTURING

On December 10, 1998, the Company's Board of Directors approved a plan to close the Company's Bensalem, Pennsylvania distribution center and sell the facility. The plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana distribution center. The plan resulted in a pre-tax restructuring charge of $20,246,000 during Fiscal 1999.

The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities from a carrying value of $23,631,000 to a net realizable value of $5,662,000, based on an independent appraisal. The restructuring charge also included an accrual of $1,556,000 for severance costs resulting from the termination of 90 warehouse and distribution personnel and 11 management employees. In addition, the restructuring charge included an accrual of $721,000 for incremental warehouse handling costs, outplacement services for terminated employees, legal fees related to the sale of the facility, and other non-recurring costs relating to the closure.

The Bensalem distribution center closed on December 10, 1998, and the Company completed the sale of the Bensalem facility during Fiscal 2000. Upon completion of the sale of the facility, the Company recognized a pre-tax restructuring credit of $2,834,000 in Fiscal 2000, which primarily represented sales proceeds in excess of the estimated net realizable value of the Bensalem facility. As of February 3, 2001, this restructuring plan has been completed, and there are no remaining restructure accruals relating to this plan.

CLOSING OF MODERN WOMAN STORES

During the fourth quarter of Fiscal 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's acquisitions of Modern Woman and Catherine's Stores. At the time of the Catherine's Stores acquisition, the Company planned to consolidate Modern Woman stores into the Catherine's Stores division. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlapped Catherine's Stores. During Fiscal 2001, the Company closed 10 of the 11 stores, and lease termination costs of $1,086,000 related to the closed stores were paid. As of February 3, 2001, $373,000 of accrued restructuring charges related to the remaining store were unpaid.

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

Interest Expense

Interest expense increased in Fiscal 2001 as compared to Fiscal 2000 as a result of an increase in long-term lease financing. During Fiscal 2001, the Company acquired $14.9 million of point-of-sale equipment for its stores under long-term capital leases. Interest expense decreased in Fiscal 2000 as compared to Fiscal 1999 as a result of the Company's repurchases during Fiscal 2000 of $23.3 million aggregate principal amount of its 7.5% Convertible Subordinated Notes due 2006.

Income Tax Provision (Benefit)

The income tax provision for Fiscal 2001 was $33.0 million, resulting in a 39% effective tax rate, as compared to an income tax provision for Fiscal 2000 of $26.9 million, resulting in a 38% effective tax rate. Included in the Fiscal 2001 and Fiscal 2000 tax provisions are $3.5 million and $2.0 million, respectively, related to one of the Company's employee insurance programs. The increase in the effective tax rate from Fiscal 2000 to Fiscal 2001 is primarily a result of the non-deductibility for tax purposes of goodwill related to the Catherine's Stores acquisition. The income tax benefit for Fiscal 1999 was $10.9 million, resulting in a (35%) effective tax rate. The change in the effective tax rate from Fiscal 1999 to Fiscal 2000 is primarily attributable to the $2.0 million provision in Fiscal 2000 related to one of the Company's employee insurance programs.

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

					     Fiscal   Fiscal   Fiscal
					      2001     2000     1999
					      ----     ----     ----
Including restructuring charge (credit) and
  non-recurring items:
Net return on average stockholders' equity.. 11.0%    11.0%    (5.0)%
Net return on average total assets..........  6.2      6.1     (2.9)

Excluding restructuring charge (credit) and
  non-recurring items:
Net return on average stockholders' equity.. 10.6      8.6      3.7
Net return on average total assets..........  6.2      5.3      2.2


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's primary sources of working capital are cash flow from operations, its proprietary credit card receivables securitization agreements, its investment portfolio, and its credit facilities described below. The following table highlights certain information related to the Company's liquidity and capital resources:

				  Fiscal     Fiscal     Fiscal
(dollars in thousands)             2001       2000       1999
				   ----       ----       ----
Working capital................  $208,389   $161,376   $192,274
Cash and cash equivalents......    56,544     34,299     43,789
Available-for-sale securities..   125,278    115,829    246,625
Cash provided by
  operating activities.........    93,269     57,894     63,371
Current ratio..................       1.9        1.7        2.1
Long-term debt to equity ratio.      23.0%      24.1%      31.2%

The Company's cash flow from operations increased $35.4 million in Fiscal 2001 as compared to Fiscal 2000. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") and excluding non-recurring gains increased by $39.7 million from Fiscal 2000 to Fiscal 2001. This increase was primarily attributable to the acquisitions of Catherine's Stores and Modern Woman in Fiscal 2000. EBITDA excluding non-recurring gains for Fashion Bug stores increased by $1.7 million from Fiscal 2000 to Fiscal 2001. A reduced level of growth in inventories from Fiscal 2000 to Fiscal 2001 was substantially offset by increased payments of prepaid and accrued expenses.

The Company's cash flow from operations decreased $5.5 million in Fiscal 2000 as compared to Fiscal 1999. The decrease resulted primarily from payments related to restructurings (see "Results of Operations; Restructuring Charge (Credit)" above) and an increase in inventories, net of accounts payable, partially offset by an increase in net income.

On August 2, 1999, the Company completed the acquisition of 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $8.7 million, net of cash acquired of $1.1 million. On January 7, 2000, the Company completed the acquisition of 100% of the outstanding stock of Catherines Stores Corporation ("Catherine's Stores") for $21 per share.
The total cost of the acquisition was approximately $136.6 million, net of cash acquired of $18.3 million. The Company also assumed $11.2 million of short-term and long-term debt and capital lease obligations. These acquisitions were accounted for under the purchase method of accounting and were funded from the Company's existing cash and available-for-sale securities. Assets and liabilities of the acquired companies are included in the Company's consolidated balance sheets at February 3, 2001 and January 29, 2000.

In July 1996, the Company completed a public offering of $138 million aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into shares of the Company's Common Stock at a conversion price of $7.46 per share. The Notes are redeemable, at the Company's option, at 103.125% of principal through July 14, 2001 and at declining prices thereafter, decreasing to 100% on or after July 15, 2005. Holders of the Notes may require the Company to repurchase some or all of the Notes under certain circumstances involving a change in control of the Company. There is no sinking fund for the Notes. During Fiscal 1999, the Company repurchased $18.6 million aggregate principal amount of the Notes, which had a net carrying value of $18.3 million as of the date of purchase, at a total cost of $17.8 million. During Fiscal 2000, the Company repurchased an additional $23.3 million aggregate principal amount of the Notes, which had a net carrying value of $22.9 million as of the date of purchase, at a total cost of $21.0 million. The Company will continue to evaluate market conditions to determine if additional Notes will be repurchased during Fiscal 2002.

As part of the acquisition of Catherine's Stores, the Company assumed a 7.5% Mortgage Note (the "Mortgage Note") and certain capital lease obligations. The mortgage financing agreement provides for a $6.9 million mortgage facility with a seven-year term and annual payments based on a 20-year amortization period. The Mortgage Note is secured by land and buildings at the Memphis, Tennessee office of Catherine's Stores. The capital leases are for data processing and point-of-sale ("POS") equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the POS equipment), renewing the leases, or returning the equipment to the lessor.

During Fiscal 2001, pursuant to a program to replace its existing POS equipment, the Company acquired $14.9 million of POS equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. The Company anticipates acquiring additional POS equipment at a total cost of approximately $15.0 million over the next 12-18 months which will be financed through additional capital leases.

The Company has debt maturity payments of approximately $5.0 million in Fiscal 2002, which are primarily for amounts due under the Company's capital lease obligations and the Catherine's Stores Mortgage Note.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facility, which expires June 30, 2004, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary. The facility is secured by merchandise inventory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. The interest rate on borrowings is 0.5% above the Prime rate. There is a fee of .25% on the unused portion of the first $105 million of the facility, and an annual servicing fee of $100 thousand. As of the end of Fiscal 2001, the availability under the facility was approximately $131.4 million, against which the Company had outstanding letters of credit of $48.4 million. There were no cash borrowings outstanding under the agreement as of the end of Fiscal 2001. The agreement requires that, among other things, the Company maintain a minimum net worth of $350 million and not pay dividends on its Common Stock.

As a result of the Catherine's acquisition, the Company has an agreement with a bank to provide a revolving credit facility with a maximum availability of $20 million. The facility, which expires June 29, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary, by utilizing a $5 million swingline credit facility. The agreement is secured by inventory, general intangibles, patents, trademarks, and proceeds of the foregoing. The interest rate on borrowings is equal to the agent bank's prime rate. At February 3, 2001, the combined availability under the working capital and swingline facilities was $20 million, against which the Company had outstanding letters of credit of $284 thousand. The Company is currently negotiating the extension of this agreement.

As a result of the acquisition of Modern Woman, the Company also has an agreement with a bank to provide a revolving credit facility with a maximum availability of $10 million. As of February 3, 2001, $5 million was available under this agreement, against which the Company had outstanding letters of credit of $139 thousand. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5 million of available-for-sale securities as security for the line of credit.

The Company's Board of Directors has approved the repurchase of up to 20,000,000 shares of the Company's Common Stock. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. As of the end of Fiscal 2001, the Company has repurchased an aggregate total of 9,105,000 shares at an aggregate cost of $41.5 million. The Company will continue to evaluate market conditions to determine if additional shares will be repurchased during Fiscal 2002.

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

The Company securitized $437.7 million and $398.6 million of credit card receivables in Fiscal 2001 and Fiscal 2000, respectively, and had $301.7 million of credit card receivables under securitizations outstanding as of February 3, 2001. The Company had retained interests in its securitizations of $47.7 million as of the end of Fiscal 2001, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. The Company's obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To-date, the amount of receivables repurchased pursuant to this obligation has been immaterial (see "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Asset Securitization" below).

During Fiscal 2000, the Company, through the trust, completed an offering of $150 million of asset-backed certificates with a five-year term to replace its five-year facility that matured in April 1999.

These securitization agreements improve the overall liquidity of the Company by providing short-term sources of funding. The agreements provide for the Company to continue to service the credit card receivables and control credit policies. This control allows the Company to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, its relationship with its credit card customers is not affected by these agreements.

Charming Shoppes Receivables Corp. and Charming Shoppes Street, Inc., wholly owned indirect subsidiaries of the Company, are separate special purpose corporations. At February 3, 2001, Charming Shoppes Receivables Corp. had $36.8 million of Charming Shoppes Master Trust Certificates (included in the $47.7 million of retained interests, discussed above), and Charming Shoppes Street, Inc. had $1.1 million of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counter-party non-performance.

The Company has a non-recourse agreement to permit a third party to provide an accounts receivable proprietary credit card sales funding program for its Catherine's Stores, which expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts. The agreement may require the Company to repurchase receivables from the third party under certain conditions relating to a change in control of the Company. Net proceeds received from sales of Catherine's Stores receivables for Fiscal 2001 and for the month of January 2000 (the period subsequent to the Company's acquisition of Catherine's Stores), were approximately $121.1 million and $6.6 million, respectively. The net balance of accounts receivable held by the third party was approximately $99.6 million and $93.6 million at February 3, 2001 and January 29, 2000, respectively.

Capital expenditures amounted to $57.9 million, $39.2 million, and $32.4 million in Fiscal 2001, 2000, and 1999, respectively. These expenditures were primarily for the construction, remodeling, and fixturing of new and existing retail stores, loss-prevention equipment, and systems technology. Fiscal 2000 expenditures included approximately $6.1 million for expansion of the Company's Greencastle, Indiana distribution center.

During Fiscal 2002, the Company anticipates capital expenditures of approximately $60-$65 million. These expenditures will primarily be for construction and fixturing of new stores, remodeling and fixturing of existing retail stores, investments in management information systems technology, and improvements to the Company's corporate offices and distribution centers. In addition to these capital expenditures, the Company anticipates entering into additional capital leases for new point-of-sale equipment. The total commitment under capital leases, including leases already incurred, is expected to be approximately $30 million. Each of the capital leases is expected to have a five-year term. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.

The Company plans to open approximately 110-120 new stores, remodel approximately 45-50 stores, and relocate approximately 75-80 stores during Fiscal 2002. The following table sets forth information with respect to store activity for Fiscal 2001:

				 Fashion   Catherine's   Modern
				   Bug       Stores       Woman    Total
				   ---       ------       -----    -----
Stores at January 29, 2000......  1,185        433         122     1,740
				  -----        ---         ---     -----
Stores opened...................     94         11           0       105
Stores converted................      0         87         (87)        0
Stores closed...................    (49)        (7)        (35)      (91)
				  -----        ---         ---     -----
Net change in stores............     45         91        (122)       14
				  -----        ---         ---     -----
Stores at February 3, 2001......  1,230        524           0     1,754
				  =====        ===         ===     =====
Stores relocated during period..     18          9           0        27
Stores remodeled during period..     69         11           0        80

During Fiscal 1999, the Company recorded total restructuring charges of $54.2 million. During Fiscal 2000, the Company recognized credits of $4.9 million for revisions of the estimated charges recorded in 1999, and recognized a restructuring charge of $1.4 million. All of these restructuring costs had been paid or incurred as of February 3, 2001, except for $373 thousand of costs which are expected to be incurred in Fiscal 2002. See "Results of Operations: Restructuring Charge (Credit)" above, and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements: Restructuring Charge (Credit)" below.

On October 26, 2000, the Company announced the signing of a joint venture agreement with Monsoon Plc. Monsoon Plc operates 321 stores, primarily in the United Kingdom, offering women's clothing and accessories under the "MONSOON" and "ACCESSORIZE" brand names. The joint venture will be a separate consolidated operating unit of the Company. During the first full year of operation, the joint venture plans to open as many as 20 "MONSOON" and/or "ACCESSORIZE" stores in the United States. The Company invested $4.0 million, or 80% of the initial capital in the joint venture, during Fiscal 2001 and plans to invest an additional $4.0 million over the next three years. The joint venture did not have a material impact on the Company's earnings for Fiscal 2001 and is not expected to have a material impact on earnings for Fiscal 2002.

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


MARKET RISK

The Company manages its Fashion Bug proprietary credit card program through various operating entities that are wholly owned by the Company. The primary activity of these entities is to service the proprietary credit card portfolio, the balances of which are sold under a credit card securitization program. Under the securitization program, the Company can be exposed to fluctuations in interest rates to the extent that interest rates charged to its customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issue. Consequently, the Company has reduced its exposure to fluctuations in interest rates. However, the Company has exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of February 3, 2001, the floating-rate finance charge rate was below the contractual floor rate, thus exposing the Company to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2002, an increase of approximately $500 thousand in selling, general, and administrative expenses would result.

In Fiscal 2000, the Company had entered into an interest rate swap, with a notional value of $50 million, that limited the Company's exposure to rising interest rates should interest rates increase to a rate above the agreement's specified rate of 6.51%. The swap agreement required the Company to pledge certain assets if the market value of the interest rate swap fell below an amount set forth in the agreement. As of January 29, 2000, there were no pledged amounts required under the terms of the agreement. During Fiscal 2001, the Company terminated the swap agreement, and, in Fiscal 2002, the deferred loss related to this termination will be recognized in comprehensive income and amortized to selling, general, and administrative expenses over 44 months (the remaining life of the original swap period) in accordance with SFAS No. 133.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk," above.


Item 8.  Financial Statements and Supplementary Data


	     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Charming Shoppes, Inc.



We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes to Consolidated Financial Statements; Summary of Significant Accounting Policies; Revenue Recognition, in the fiscal year ended February 3, 2001, the Company changed its method of accounting for sales returns and allowances and layaway sales.



							  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 12, 2001


CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


						   February 3,  January 29,
(dollars in thousands)                                 2001         2000
						       ----         ----
ASSETS
Current assets
Cash and cash equivalents........................... $ 56,544     $ 34,299
Available-for-sale securities, including fair
  value adjustments of $3 as of February 3,
  2001 and $0 as of January 29, 2000................   48,817       41,339
Merchandise inventories.............................  259,127      260,792
Deferred taxes......................................   10,678       10,801
Prepayments and other...............................   56,748       47,090
						     --------     --------
Total current assets................................  431,914      394,321
						     --------     --------
Property, equipment, and leasehold
  improvements - at cost............................  504,071      450,401
Less accumulated depreciation and amortization......  286,208      259,477
						     --------     --------
Net property, equipment, and leasehold improvements.  217,863      190,924
						     --------     --------
Available-for-sale securities, including fair value
  adjustments of $77 as of February 3, 2001
  and ($2,222) as of January 29, 2000...............   76,461       74,490
Goodwill............................................   92,520       97,405
Other assets........................................   34,009       27,656
						     --------     --------
Total assets........................................ $852,767     $784,796
						     ========     ========

[FN]
See Notes to Consolidated Financial Statements.


CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)


						   February 3,  January 29,
(dollars in thousands, except per share amounts)       2001         2000
						       ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.................................... $ 94,881    $ 88,721
Accrued expenses....................................  123,317     134,033
Accrued restructuring expenses......................      373       8,271
Current portion -- long-term debt...................    4,954       1,920
						     --------    --------
Total current liabilities...........................  223,525     232,945
						     --------    --------

Deferred taxes......................................   21,433      10,375
Long-term debt......................................  113,540     105,213
Minority interest in consolidated subsidiary.......     1,000           0

Stockholders' equity
Common Stock $.10 par value
  Authorized - 300,000,000 shares
  Issued - 110,731,483 shares and 109,639,425 shares   11,073      10,964
Additional paid-in capital..........................   80,977      76,125
Treasury stock at cost - 9,105,000 shares and
   8,955,000 shares.................................  (41,537)    (40,824)
Deferred employee compensation......................   (1,629)     (1,792)
Accumulated other comprehensive income (loss).......       74      (1,423)
Retained earnings...................................  444,311     393,213
						     --------    --------
Total stockholders' equity..........................  493,269     436,263
						     --------    --------
Total liabilities and stockholders' equity.......... $852,767    $784,796
						     ========    ========

[FN]
See Notes to Consolidated Financial Statements.


CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


								  Year Ended
(in thousands, except                                February 3,  January 29,  January 30,
per share amounts)                                      2001         2000         1999
							----         ----         ----
Net sales........................................... $1,607,079   $1,196,529   $1,035,160
Other income........................................     10,094        8,993       16,003
						     ----------   ----------   ----------
Total revenue.......................................  1,617,173    1,205,522    1,051,163
						     ----------   ----------   ----------
Cost of goods sold, buying, and occupancy expenses..  1,134,554      854,774      771,107
Selling, general, and administrative expenses.......    384,188      282,932      246,747
Amortization of goodwill............................      4,885            0            0
Restructuring charge (credit).......................          0       (3,471)      54,246
Non-recurring gain from demutualization of
  insurance company.................................          0       (6,700)           0
Interest expense....................................      8,894        7,308       10,052
						     ----------   ----------   ----------
Total expenses......................................  1,532,521    1,134,843    1,082,152
						     ----------   ----------   ----------
Income (loss) before income taxes, extraordinary
  item, and cumulative effect of accounting change..     84,652       70,679      (30,989)
Income tax provision (benefit)......................     33,014       26,852      (10,854)
						     ----------   ----------   ----------
Income (loss) before extraordinary item and
  cumulative effect of accounting change............     51,638       43,827      (20,135)
Extraordinary item - gain on early retirement of
  debt, net of income taxes of $664.................          0        1,232            0
						     ----------   ----------   ----------
Income (loss) before cumulative effect of
  accounting change.................................     51,638       45,059      (20,135)
Cumulative effect of accounting change, net of
  income tax benefit of $334........................       (540)           0            0
						     ----------   ----------   ----------
Net income (loss)...................................     51,098       45,059      (20,135)
						     ----------   ----------   ----------
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale
  securities, net of income tax (expense) benefit of
  ($718) in 2001, $214 in 2000, and ($86) in 1999...      1,335         (343)         164
Reclassification of realized losses (gains) on
  available-for-sale securities included in net
  income, net of income tax (benefit) expense of
  ($87) in 2001, $726 in 2000 and $124 in 1999......        162       (1,347)        (229)
						     ----------   ----------   ----------
Total other comprehensive income (loss).............      1,497       (1,690)         (65)
						     ----------   ----------   ----------
Comprehensive income (loss)......................... $   52,595   $   43,369   $  (20,200)
						     ==========   ==========   ==========
Basic net income (loss) per share:
  Before extraordinary item and cumulative effect
    of accounting change............................      $ .51        $ .45        $(.20)
  Extraordinary item................................        .00          .01          .00
  Cumulative effect of accounting change............       (.01)         .00          .00
							  -----        -----        -----
  Net income (loss).................................      $ .50        $ .46        $(.20)
							  =====        =====        =====
Diluted net income (loss) per share:
  Before extraordinary item and cumulative effect
    of accounting change............................      $ .49        $ .42        $(.20)
  Extraordinary item................................        .00          .01          .00
  Cumulative effect of accounting change............       (.01)         .00          .00
							  -----        -----        -----
  Net income (loss).................................      $ .48        $ .43        $(.20)
							  =====        =====        =====

[FN]
See Notes to Consolidated Financial Statements.


CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


						    Additional
				   Common Stock       Paid-in       Treasury Stock
(dollars in thousands)         Shares       Amount    Capital     Shares      Amount
			       ------       ------    -------     ------      ------
Balance, January 31, 1998... 106,249,385   $10,625    $64,019   (5,580,000)  $(25,382)
Issued to employees.........     109,928        11        876
Exercise of stock options...     475,061        47        434
Shares withheld for payment
  of employee payroll taxes
  due on shares issued under
  employee stock plans......      (3,778)                 (16)
Purchases of treasury stock.                                    (3,130,000)   (14,023)
Tax expense - employee stock
  programs..................                             (389)
			     -----------   -------    -------    ---------   --------
Balance, January 30, 1999... 106,830,596    10,683     64,924   (8,710,000)   (39,405)
Issued to employees.........     354,620        36      1,575
Exercise of stock options...   3,364,058       336     13,952
Shares received in payment
  of stock option exercises.    (909,849)      (91)    (6,374)
Purchases of treasury stock.                                      (245,000)    (1,419)
Tax benefit - employee stock
  programs..................                            2,048
			     -----------   -------    -------    ---------   --------
Balance, January 29, 2000... 109,639,425    10,964     76,125   (8,955,000)   (40,824)
Issued to employees.........     224,141        22      1,020
Exercise of stock options...     906,701        91      3,831
Shares withheld for payment
  of employee payroll taxes
  due on shares issued under
  employee stock plans......     (38,784)       (4)      (214)
Purchases of treasury stock.                                      (150,000)      (713)
Tax benefit - employee stock
  programs..................                              215
			     -----------   -------    -------    ---------   --------
Balance, February 3, 2001... 110,731,483   $11,073    $80,977   (9,105,000)  $(41,537)
			     ===========   =======    =======    =========   ========


					    Accumulated
			      Deferred         Other
			      Employee     Comprehensive     Retained
(in thousands)              Compensation   Income (Loss)     Earnings
			    ------------   -------------     --------
Balance, January 31, 1998...   $(1,073)       $   332        $368,289
Issued to employees.........      (688)
Amortization................       710
Unrealized losses, net of
  tax benefit of $38........                      (65)
Net loss....................                                  (20,135)
			       -------        -------        --------
Balance, January 30, 1999...    (1,051)           267         348,154
Issued to employees.........    (1,488)
Amortization................       747
Unrealized losses, net of
  tax benefit of $940.......                   (1,690)
Net income..................                                   45,059
			       -------        -------        --------
Balance, January 29, 2000...    (1,792)        (1,423)        393,213
Issued to employees.........      (785)
Amortization................       948
Unrealized gains, net of
  income taxes of $805......                    1,497
Net income..................                                   51,098
			       -------        -------        --------
Balance, February 3, 2001...   $(1,629)       $    74        $444,311
			       =======        =======        ========

[FN]
See Notes to Consolidated Financial Statements.


CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


								  Year Ended
						     February 3,  January 29,  January 30,
(in thousands)                                          2001         2000         1999
							----         ----         ----
Operating activities
Net income (loss)................................... $  51,098    $  45,059    $ (20,135)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.....................    43,397       32,650       35,091
  Amortization of goodwill..........................     4,885          302            0
  Deferred income taxes, net of acquisitions........    10,375       18,250      (14,099)
  Non-recurring gain from demutualization of
    insurance company...............................         0       (6,700)           0
  Write-down of capital assets due to restructuring.         0            0       27,969
  Net (gain) loss from disposition of capital assets     2,587       (1,469)       3,139
  Tax benefit (expense) related to stock plans......       215        2,048         (389)
  Net (gain) loss on sale of available-for-sale
    securities......................................       249        4,627         (353)
  Net gain on repurchase of notes...................         0       (1,896)        (466)
  Changes in operating assets and liabilities, net
    of acquisitions:
    Merchandise inventories.........................     1,665      (29,703)       4,458
    Accounts payable................................     6,160       (1,797)       8,183
    Prepayments and other...........................    (8,841)      (5,097)       1,563
    Accrued expenses................................   (10,716)      16,349        1,533
    Income taxes payable............................         0       (4,552)      (1,571)
    Accrued restructuring expenses..................    (7,805)     (10,177)      18,448
						     ---------    ---------    ---------
Net cash provided by operating activities...........    93,269       57,894       63,371
						     ---------    ---------    ---------
Investing activities
Gross purchases of available-for-sale securities....  (102,228)    (393,393)    (406,651)
Proceeds from sales of available-for-sale securities    94,840      523,545      452,263
Acquisitions of Catherine's Stores and Modern Woman,
  net of cash acquired..............................         0     (145,309)           0
Investment in capital assets........................   (57,921)     (39,211)     (32,369)
Proceeds from sales of capital assets...............       833       10,556          368
Increase in other assets............................    (6,444)      (4,927)     (14,302)
						     ---------    ---------    ---------
Net cash used in investing activities...............   (70,920)     (48,739)        (691)
						     ---------    ---------    ---------
Financing activities
Reduction of long-term borrowings...................    (3,535)     (21,237)     (17,806)
Proceeds from short-term borrowings.................         0       30,600            0
Reduction of short-term borrowings..................         0      (34,393)           0
Purchases of treasury stock.........................      (713)      (1,419)     (14,023)
Proceeds from exercise of stock options.............     3,144        7,804          589
Minority shareholder investment in joint venture....     1,000            0            0
						     ---------    ---------    ---------
Net cash used in financing activities...............      (104)     (18,645)     (31,240)
						     ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents....    22,245       (9,490)      31,440
Cash and cash equivalents, beginning of year........    34,299       43,789       12,349
						     ---------    ---------    ---------
Cash and cash equivalents, end of year.............. $  56,544    $  34,299    $  43,789
						     =========    =========    =========
Non-cash transactions
Purchases of assets under capital leases............ $  14,896    $       0    $       0
						     =========    =========    =========

[FN]
See Notes to Consolidated Financial Statements.


CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2001


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company operates retail specialty stores located throughout the continental United States that merchandise large-size, misses, and junior sportswear, dresses, coats, and lingerie, as well as accessories and casual footwear at a wide range of prices.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The parent and its subsidiaries have a 52-53 week fiscal year ending on the Saturday nearest to January 31. The fiscal year ended February 3, 2001 consisted of 53 weeks. As used herein, the terms "Fiscal 2001," "Fiscal 2000," and "Fiscal 1999" refer to the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

On October 26, 2000, the Company announced the signing of a joint venture agreement with Monsoon Plc. The joint venture will be a separate consolidated operating unit of the Company. The Company invested $4.0 million, or 80% of the initial capital in the joint venture, during Fiscal 2001. The impact of the joint venture on the Company's earnings for Fiscal 2001 was immaterial.

Foreign Operations
The Company uses a December 31 fiscal year for all foreign subsidiaries in order to expedite the year-end closing. There were no intervening events or transactions with respect to the Company's foreign subsidiaries during the period from January 1, 2001 to February 3, 2001 that would have a material effect on the Company's financial position or results of operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

Investments
The Company's investments are classified as available-for-sale. Securities traded on an established market are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity. The cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method. Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Long-term investments have an original maturity of greater than one year, but are available on an as-needed basis to support working capital needs.

Inventories
Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

Property and Depreciation
For financial reporting purposes, depreciation and amortization are principally computed using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation expense was $38,066,000, $30,483,000, and $32,323,000 in Fiscal 2001, 2000, and 1999,
respectively.

Amortization of Goodwill
Goodwill is amortized on a straight-line basis over 20 years. The Company periodically evaluates goodwill to determine if a revision to the remaining estimated useful life is required, or if a reduction in the carrying value is required because of an impairment of the asset.

Asset Securitizations
The Company adopted the disclosure provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of SFAS No. 125), as of Fiscal 2001. Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Common Stock Plans
The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant is amortized over the vesting period. No compensation expense is recognized for option plans having an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

Revenue Recognition
Revenues from merchandise sales are net of returns and allowances, and exclude sales tax. The Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2001. As a result of adoption of SAB 101, the Company established a reserve for estimated future sales returns based on an analysis of actual returns received subsequent to the end of each fiscal period, and deferred recognition of layaway sales to the date of delivery. The cumulative effect of the adoption of SAB 101 as of January 30, 2000 was a decrease in income, net of taxes, of $540,000. The effect of adoption of SAB 101 on the results of operations for Fiscal 2001 was immaterial. The pro forma effect of adoption of SAB 101 for Fiscal 2000 and Fiscal 1999 was immaterial.

Cost of Goods Sold, Buying, and Occupancy Expenses
Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs. Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $39,529,000, $28,876,000, and $29,442,000 in Fiscal
2001, 2000, and 1999, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax basis differences.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to February 3, 2001 because the Company intends to reinvest such undistributed earnings in foreign operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Net Income (Loss) Per Share
Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method. Common share equivalents also include the effect of assumed conversion of the Company's 7.5% Convertible Subordinated Notes Due 2006, using the "if-converted" method, when the effect of such assumed conversion is dilutive. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be antidilutive.

Comprehensive Income (Loss)
The consolidated statements of operations and comprehensive income (loss) include transactions from non-owner sources that affect stockholders' equity. Unrealized gains and losses recognized in comprehensive income are reclassified to net income (loss) upon their realization.

Business Segments and Related Disclosures
The Company's Fashion Bug and Catherine's Stores operate within a single segment -- retail sales of women's apparel, and within a single geographic area -- the continental United States. The Company's foreign sourcing operations do not constitute a material geographic segment.

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

Impact of Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position, and the measurement of those instruments at fair value. SFAS No. 133 also specifies the conditions under which derivative instruments qualify as hedging activities, and the accounting for changes in the fair value of derivatives designated as hedges. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the provisions of SFAS No. 133 as of the beginning of the fiscal year ending February 2, 2002.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities.

Prior to the end of Fiscal 2001, the Company terminated its interest rate swap agreement, which was used to limit the Company's interest rate risk on assets related to the management of its proprietary credit card program. The Company expects that adoption of SFAS No. 133 and SFAS No. 138 will not have a material effect on its financial position, results of operations, or comprehensive income.

In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 carries over most of the provisions of SFAS No. 125, but revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Under SFAS No. 140, the accounting and reporting standards are based on application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 140 also requires disclosures about securitizations entered into during the period and retained interests in securitized financial assets at the balance sheet date, accounting policies, sensitivity information relating to retained interests, and cash flows distributed to the transferor.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and will adopt the accounting requirements of SFAS No. 140 to the extent that it issues new beneficial interests after March 31, 2001. Management is currently assessing the effect that SFAS No. 140 will have on the Company's results of operations and financial position.


ACQUISITIONS

In August 1999, the Company acquired 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $9,773,000 ($8,709,000 net of cash acquired). Modern Woman operated 136 retail apparel stores in 24 states, specializing in large-size women's apparel. In January 2000, the Company acquired 100% of the outstanding stock of Catherines Stores Corporation ("Catherine's Stores") for $154,884,000 ($136,600,000 net of cash acquired). Catherine's Stores operated 436 retail apparel stores in 40 states and the District of Columbia, specializing in large-size women's apparel. The Company has converted the Modern Woman stores into Catherine's Stores. The acquisitions have been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in the Company's results of operations from their dates of acquisition. Prior-period results have not been restated.

Assets acquired and liabilities assumed have been recorded at their estimated fair values. In connection with the Catherine's Stores acquisition, the purchase price exceeded the fair value of identifiable net assets acquired. The excess purchase price, approximately $97,707,000, has been accounted for as goodwill, and is being amortized over a 20-year period. In connection with the Modern Woman acquisition, the fair value of the net assets acquired exceeded the purchase price, and the excess was applied to reduce the fair value of non-current assets. The acquisitions were financed through the use of internally-generated funds.

The following unaudited pro forma information is based on historical data, and gives effect to the Company's acquisition of Catherine's Stores as if the acquisition had occurred on January 31, 1999. Pro forma adjustments primarily represent a reduction in interest income from the use of investments and amortization of goodwill resulting from the acquisition. The pro forma information does not include the acquisition of Modern Woman, as the effect would have been immaterial.

(in thousands except per share amounts)                2000
						       ----
Net sales......................................... $1,487,053
Income before extraordinary items.................     45,693
Net income........................................     46,925
Net income per share:
  Basic...........................................      $0.48
  Diluted.........................................       0.45

The unaudited pro forma information is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 31, 1999, and is not necessarily indicative of results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that the Company may realize as the result of the acquisition. No assurances can be made as to the amount and timing of any financial benefits that the Company may realize as the result of the acquisition.


PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

				 Lives
(in thousands)                  (Years)       2001         2000
				 -----        ----         ----
Land..........................              $  1,757     $  1,757
Buildings and improvements.... 10 to 40       54,232       52,543
Store fixtures................  5 to 10      108,069      141,331
Equipment.....................  3 to 10      166,906      134,099
Leasehold improvements........ 10 to 20      173,107      120,671
					    --------     --------
Total at cost.................               504,071      450,401
Less accumulated depreciation
  and amortization............               286,208      259,477
					    --------     --------
					    $217,863     $190,924
					    ========     ========


AVAILABLE-FOR-SALE SECURITIES

						   Unrealized     Estimated
(in thousands)                           Cost    Gains   Losses  Fair Value
					 ----    -----   ------  ----------
February 3, 2001
U. S. Treasury and government
  agency bonds........................ $ 69,192   $ 99  $   (19)  $ 69,272
Charming Shoppes Master Trust
  retained interest...................   47,724      0        0     47,724
Low income housing partnerships.......    7,952      0        0      7,952
Other.................................      330      0        0        330
				       --------   ----  -------   --------
				       $125,198   $ 99  $   (19)  $125,278
				       ========   ====  =======   ========
January 29, 2000
U. S. Treasury and government
  agency bonds........................ $ 68,520   $  4  $(2,226)  $ 66,298
Charming Shoppes Master Trust
  retained interest...................   41,245      0        0     41,245
Low income housing partnerships.......    7,952      0        0      7,952
Other.................................      334      0        0        334
				       --------   ----  -------   --------
				       $118,051   $  4  $(2,226)  $115,829
				       ========   ====  =======   ========

Gross realized gains and (losses) on available-for-sale securities were $43,000 and ($292,000), respectively, during Fiscal 2001. Gross realized gains and (losses) were $6,910,000 and ($4,837,000), respectively, during Fiscal 2000.

Contractual maturities of available-for-sale securities at February 3, 2001 were:

						      Estimated
(in thousands)                             Cost      Fair Value
					   ----      ----------
Due in one year or less................  $ 48,814     $ 48,817
Due after one year through five years..    68,432       68,509
					 --------     --------
					  117,246      117,326
Equity securities......................     7,952        7,952
					 --------     --------
					 $125,198     $125,278
					 ========     ========


INCOME TAXES

Income (loss) before income taxes, extraordinary item, and cumulative effect of accounting change:

(in thousands)      2001       2000       1999
		    ----       ----       ----
Domestic........  $79,716    $65,615   $(34,479)
Foreign.........    4,936      5,064      3,490
		  -------    -------   --------
		  $84,652    $70,679   $(30,989)
		  =======    =======   ========

Income tax provision (benefit):

(in thousands)       2001       2000        1999
		     ----       ----        ----
Current:
  Federal.......  $ 17,345    $ 5,431    $  4,321
  State.........     1,683      1,158         692
  Foreign.......       883        514         192
		  --------    -------    --------
		    19,911      7,103       5,205
Deferred(1).....    13,103     19,749     (16,059)
		  --------    -------    --------
		  $ 33,014    $26,852    $(10,854)
		  ========    =======    ========

[FN]
(1) Primarily Federal

The Company made income tax payments of $20,041,000, $9,692,000, and $5,982,000 during Fiscal 2001, 2000, and 1999, respectively. Included in "Prepayments and other" in the accompanying consolidated balance sheet as of January 29, 2000 is an income tax receivable of $6,808,000.

Reconciliation of the effective tax rate with the statutory Federal income tax rate:

				  2001       2000        1999
				  ----       ----        ----
Statutory Federal income tax
  (benefit) rate................  35.0%      35.0%      (35.0)%
State income tax, net
  of Federal income tax.........   1.9        1.0         1.5
Foreign income..................  (1.0)      (1.7)       (3.4)
Employee benefits...............   2.5        3.1         1.4
Amortization of goodwill........   2.0         --          --
Other, net......................  (1.4)       0.6         0.5
				  ----       ----        ----
				  39.0%      38.0%      (35.0)%
				  ====       ====        ====

Components of deferred tax assets and liabilities:

					  Net Current         Net Long-Term
					     Assets               Assets
(in thousands)                           (Liabilities)        (Liabilities)
					  -----------          -----------
February 3, 2001
Property, equipment, and leasehold
  improvements...........................                       $   (208)
Accrued expenses.........................   $ 9,990
Inventory................................    (1,853)
Deferred compensation....................                          2,729
Prepaid employee benefits................     3,406
Investments..............................                         (6,907)
Deferred rent............................     2,099
Employee insurance program...............                        (11,100)
Other....................................    (2,964)              (5,947)
					    -------             --------
					    $10,678             $(21,433)
					    =======             ========

					  Net Current         Net Long-Term
					     Assets               Assets
(in thousands)                           (Liabilities)        (Liabilities)
					  -----------          -----------
January 29, 2000
Property, equipment, and leasehold
  improvements...........................                       $ (2,112)
Tax net operating losses
  and credit carryforwards...............                          8,467
Accrued expenses.........................   $10,461
Inventory................................    (3,317)
Deferred compensation....................                          1,585
Prepaid employee benefits................     2,233
Investments..............................                         (6,184)
Deferred rent............................     2,059
Employee insurance program...............                         (7,600)
Other....................................      (635)              (4,531)
					    -------             --------
					    $10,801             $(10,375)
					    =======             ========

[FN]
Certain prior period amounts have been reclassified to conform to the current presentation.

The Company's Federal tax returns for the fiscal years ended January 1994 through January 1997 are currently under audit. The Company anticipates that the outcome of these audits will not have a material adverse effect on its financial condition or results of operations.


DEBT

Long-term debt at year end:

(in thousands)                             2001         2000
					   ----         ----
7.5% Convertible Subordinated Notes
  Due 2006.............................  $ 96,047     $ 96,047
Capital lease obligations..............    15,890        4,332
7.5% mortgage note.....................     6,449        6,652
Other..................................       108          102
					 --------     --------
Total long-term debt...................   118,494      107,133
Less current portion...................     4,954        1,920
					 --------     --------
					 $113,540     $105,213
					 ========     ========

The 7.5% Convertible Subordinated Notes (the "Notes") are convertible at any time prior to maturity into shares of Common Stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, at 103.125% of principal through July 14, 2001 and at declining prices thereafter, decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change in control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes.

During Fiscal 2000, the Company repurchased $23,316,000 aggregate principal amount of the Notes, which had a net carrying value of $22,927,000 as of the dates of purchase, at a total cost of $21,031,000. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000, for Fiscal 2000. During Fiscal 1999, the Company repurchased $18,637,000 aggregate principal amount of the Notes, which had a net carrying value of $18,268,000 as of the dates of purchase, at a total cost of $17,802,000. The net gain on the repurchases of the Notes during Fiscal 1999 was not material.

During Fiscal 2001, pursuant to its program to replace its existing point-of-sale ("POS") equipment, the Company acquired $14,896,000 of POS equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option.

The 7.5% Mortgage Note (the "Mortgage Note") and $2,753,000 of capital lease obligations were assumed in January 2000 in connection with the acquisition of Catherine's Stores. The mortgage financing agreement provides for a $6,919,000 mortgage facility with a seven-year term and payments based on a 20-year amortization period. The mortgage includes a final payment of $5,585,000 in April 2005. The Mortgage Note is secured by land and buildings at Catherine's office in Memphis, Tennessee. The capital leases are for data processing and point-of-sale equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the point-of-sale equipment), renewing the leases, or returning the equipment to the lessor.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150,000,000, subject to limitations based upon eligible inventory. The facility, which expires June 30, 2004, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary. The facility is secured by merchandise inventory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. The interest rate on borrowings is 0.5% above the Prime rate. There is a fee of .25% on the unused portion of the first $105,000,000 of the facility, and an annual servicing fee of $100,000. As of February 3, 2001, the availability under the facility was approximately $131,424,000, against which the Company had outstanding letters of credit of $48,381,000. There were no cash borrowings outstanding under the agreement as of February 3, 2001. The agreement requires that, among other things, the Company maintain a minimum net worth of $350,000,000 and not pay dividends on its Common Stock.

As a result of the Catherine's Stores acquisition, the Company has an agreement with a bank to provide a revolving credit facility with a maximum availability of $20,000,000. The facility, which expires June 29, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary, by utilizing a $5,000,000 swingline credit facility. The agreement is secured by inventory, general intangibles, patents, trademarks, and proceeds of the foregoing. The interest rate on borrowings is equal to the agent bank's prime rate. At February 3, 2001, the combined availability under the working capital and swingline facilities was $20,000,000, against which the Company had outstanding letters of credit of $284,000. The Company is currently negotiating the extension of this agreement.

As a result of the acquisition of Modern Woman, the Company also has an agreement with a bank to provide a revolving credit facility with a maximum availability of $10,000,000. As of February 3, 2001, $5,000,000 was available under this agreement, against which the Company had outstanding letters of credit of $139,000. In exchange for the bank's release of its security interest in all of the assets of Modern Woman, the Company pledged $5,000,000 of available-for-sale securities as security for the line of credit.

During Fiscal 2001, 2000, and 1999, the Company made interest payments of $8,712,000, $7,519,000, and $9,756,000, respectively.

Aggregate maturities of long-term debt principal during the next five fiscal years are:

			     7.5%
		Capital    Mortgage
(in thousands)   Leases      Note      Other     Total
		 ------      ----      -----     -----
 2002            $4,741      $188       $25     $4,954
 2003             3,626       203        24      3,853
 2004             3,360       199        19      3,578
 2005             2,868       234        16      3,118
 2006             1,295     5,625        16      6,936


STOCKHOLDERS' EQUITY

The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized; and 300,000,000 shares of Common Stock, $.10 par value.

In November 1997, the Company's Board of Directors ("the Board") authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock.
In March 1999, the Board authorized the repurchase of an additional 10,000,000 shares of Common Stock. Shares repurchased will be held as treasury stock available for use under the Company's employee benefits program or for other corporate purposes. As of February 3, 2001, the Company has repurchased an aggregate total of 9,105,000 shares of its Common Stock at an aggregate cost of $41,537,000.


STOCK OPTION AND STOCK INCENTIVE PLANS

At February 3, 2001, the Company had various stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation has been recognized in the financial statements for options issued under such plans with an exercise price equal to the market price of the Company's Common Stock at the date of grant. In addition, no compensation expense has been recognized for shares of stock issued under the Company's Employee Stock Purchase Plan. Compensation cost recognized in the financial statements for discounted stock options, restricted stock awards and performance share awards granted was $948,000, $747,000, and $710,000 in Fiscal 2001, 2000,
and 1999, respectively.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures of the effect of using fair values at the dates of grant to determine compensation cost for awards under stock-based compensation plans. Using the method prescribed under SFAS No. 123 to determine compensation cost for the Company's plans, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts shown below:

(in thousands, except per-share data)    2001       2000       1999
					 ----       ----       ----
Pro forma net income (loss)..........  $49,185    $43,102   $(21,629)
Pro forma net income (loss) per share
  Basic net income (loss) per share..     $.49       $.44      $(.22)
  Diluted net income (loss) per share     $.47       $.41      $(.22)

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, the following assumptions were used: dividend yield of 0%; expected stock price volatility of 37.6%; expected lives of 3 months for the Employee Stock Purchase Plan, 1 to 3 years for stock award plans, and 6 to 7 years for stock option and stock incentive plans; and the following risk-free interest rates:

				  2001       2000       1999
				  ----       ----       ----
Employee stock purchase plan..... 4.9%       5.4%       4.7%
Stock award plans................ 4.8        6.5        5.1
Stock option and incentive plans. 5.1        6.6        5.2

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

The Company's Board of Directors adopted the 2000 Associates' Stock Incentive Plan on January 27, 2000. The plan provides for the grant of options, stock appreciation rights, restricted stock awards, deferred stock, or other stock-based awards to purchase up to 5,000,000 shares of the Company's Common Stock. The form of the grants, exercise price, and maximum term, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. As of February 3, 2001, 177,690 options were exercisable under this plan.

The Company's Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999. This program provides for the automatic annual grant of options to purchase 20,000 shares of Common Stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of February 3, 2001 and January 29, 2000, 28,000 options and 0 options, respectively, were exercisable under this plan. The program also provides for a one-time grant of 10,000 shares of Restricted Common Stock to each newly elected non-employee director. The grants vest in equal amounts over three years. During Fiscal 2001 and Fiscal 2000, 10,000 shares and 20,000 shares, respectively, were granted and issued as one-time grants under this program. The weighted average market value at date of grant for shares granted in Fiscal 2001 and Fiscal 2000 was $5.13 and $6.21, respectively.

The Company's Board of Directors adopted the 1999 Associates' Stock Incentive Plan in February 1999. The plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock. The exercise price of such options may not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of February 3, 2001 and January 29, 2000, 127,500 options and 0 options, respectively, were exercisable under this plan.

The Company's 1993 Employees' Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of Common Stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of February 3, 2001, January 29, 2000, and January 30, 1999, 4,380,640 options, 3,415,250 options, and 2,465,230 options, respectively, were exercisable under this plan. During Fiscal 2001 and Fiscal 2000, 88,000 shares and 306,307 shares, respectively, were granted as restricted stock awards under this plan. The weighted average market value at date of grant for the Fiscal 2001 and Fiscal 2000 awards was $6.81 per share and $4.61 per share, respectively. During Fiscal 2001, 38,308 shares granted as restricted stock awards under this plan were issued and awards totaling 10,300 shares were cancelled. As of February 3, 2001, restricted stock awards totaling 345,699 shares were outstanding under this plan.

The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase Common Stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue options under this Plan. As of February 3, 2001, January 29, 2000, and January 30, 1999, 144,000 options, 483,800 options, and 3,522,142 options, respectively, were exercisable under this plan.

The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of Common Stock to each member of the Board of Directors who is not an employee of the Company.
The exercise price of such options shall be equal to the fair market value of the stock on the date of grant. As of February 3, 2001, January 29, 2000, and January 30, 1999, 66,000 options, 78,000 options, and 90,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, the Company no longer intends to issue options under this plan.

The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of February 3, 2001, January 29, 2000, and January 30, 1999, 92,937 options, 205,330 options, and 412,245 options, respectively, were exercisable under this plan.

The table below summarizes the activity in all Stock Option Plans:

						    Average      Option
					 Option     Option       Prices
					 Shares      Price     Per Share
					 ------      -----     ---------
Outstanding at January 31, 1998......  10,612,111   $5.512   $ .222-17.000
Granted-option price equal to market.   1,551,722    4.306    3.594- 5.250
Granted-option price less than market      18,500    1.000    1.000- 1.000
Canceled/forfeited...................  (1,279,938)   7.797     .500-17.000
Exercised............................    (475,061)   1.013     .222- 5.375
				       ----------   ------   -------------
Outstanding at January 30, 1999......  10,427,334    5.249     .500-16.875
Granted-option price equal to market.   1,794,970    4.077    3.625- 6.625
Granted-option price less than market      16,000    1.000    1.000- 1.000
Canceled/forfeited...................    (417,387)   5.068     .500-15.750
Exercised............................  (3,364,058)   4.247     .500- 6.188
				       ----------   ------   -------------
Outstanding at January 29, 2000......   8,456,859    5.400     .500-16.875
Granted-option price equal to market.   2,192,050    6.633    5.000- 6.813
Granted-option price less than market      37,700    1.000    1.000- 1.000
Canceled/forfeited...................    (682,035)   6.225    1.000-16.875
Exercised............................    (906,701)   4.326     .500- 6.188
				       ----------   ------   -------------
Outstanding at February 3, 2001......   9,097,873   $5.724   $ .500-15.813
				       ==========   ======   =============

Weighted average grant date fair value for options granted, using Black-Scholes model and assumptions described above:

					     2001       2000       1999
					     ----       ----       ----
Option price equals market price............$2.35      $1.92      $1.94
Option price less than market price......... 5.32       2.96       3.59

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of February 3, 2001 for the ranges of exercise prices shown:

					    Weighted      Weighted
					     Average       Average
				Option       Option       Remaining
Ranges of Option Prices         Shares        Price          Life
-----------------------         ------        -----          ----
$0.50-$1.00:
  Options outstanding........    170,023       $.855          4.8
  Options exercisable........     92,937        .735
$1.01-$5.00:
  Options outstanding........  4,478,400      $4.015          6.2
  Options exercisable........  2,750,600       4.083
$5.01-$10.00:
  Options outstanding........  3,593,000      $6.347          7.4
  Options exercisable........  1,382,180       6.209
$10.01-$15.81:
  Options outstanding........    856,450     $13.011          2.3
  Options exercisable........    791,050      13.032

At February 3, 2001, 1,031,050 shares were available for grant under the 2000 Associates' Stock Incentive Plan, 248,327 shares were available for grant under the Amended and Restated Non-employee Directors Program, 249,900 shares were available for grant under the 1999 Associates' Stock Incentive Plan, 2,356,324 shares were available for future grant under the 1993 Employees' Stock Incentive plan, and 184,549 shares were available for grant under the 1988 Key Employee Stock Option Plan.

The Company's 1998 Restricted Stock Award Program provides for the grant of rights to receive shares of the Company's Common Stock subject to attainment of specified performance goals for Fiscal 2000. During Fiscal 2001, 77,450 shares were issued under this plan and rights to receive 33,605 shares were cancelled. During Fiscal 2000, rights to receive 4,591 shares were granted and rights to receive 7,768 shares were cancelled. During Fiscal 1999, rights to receive 114,232 shares were granted. The weighted average market value at date of grant for awards granted in Fiscal 2000 and Fiscal 1999 was $4.03 per share and $4.31 per share, respectively. Associates pay no cash consideration for shares received under the plan.

The Company's Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors were adopted on August 21, 1996 and approved by shareholders on June 19, 1997. These programs stipulate that, effective June 27, 1996, 60% of Non-Employee Director and 50% of Non-Employee Chairman compensation shall be paid in Common Stock of the Company. During Fiscal 2000, 1,500 rights were granted under this plan, and 1,500 shares were issued. During Fiscal 1999, 41,904 rights were granted under this plan, and 41,904 shares were issued. The weighted average market value at date of grant for awards granted in Fiscal 2000 and Fiscal 1999 was $4.00 per share and $4.80 per share, respectively. Awards under this program were discontinued as of July 1, 1999 as a result of adoption of the Amended and Restated Non-Employee Directors Program.

The Company's Board of Directors adopted the Restricted Stock Award Plan for Associates on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted Common Stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. During Fiscal 2001, 5,500 shares were issued under this plan. During Fiscal 2000, 5,500 rights were granted under this plan, and 5,500 shares were issued. During Fiscal 1999, 5,500 rights were granted under this plan, and 12,783 shares were issued. The weighted average market value at date of grant for awards granted in Fiscal 2000 and Fiscal 1999 was $3.63 per share and $4.31 per share, respectively.

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


EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's Common Stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 2001 and Fiscal 2000, 57,527 shares and 31,343 shares, respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2001 and Fiscal 2000 was $5.41 per share and $4.84 per share, respectively. At February 3, 2001, 1,673,964 shares were available for future purchase under this plan.


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

Upon the occurrence of certain events (for example, if the Company is a surviving corporation in a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Rights. Upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the rights entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed by the Company at $.01 per Right at any time until the tenth day following public announcement that a twenty percent (20%) position has been acquired. Prior to February 1, 2001, redemption of the Rights by the Company required the approval of a majority of those directors who were members of the Board of Directors at the time of execution of the Rights Agreement (the "Continuing Directors") or any person who subsequently became a member of the Board of Directors if such director's election to the Board of Directors was recommended or approved by a majority of the Continuing Directors. On February 1, 2001, the Company's Board of Directors approved an amendment and restatement of the Rights Agreement dated as of April 26, 1999 that deletes the concept of Continuing Directors and provides that redemption of the Rights requires approval by the Board of Directors (regardless of whether such directors would have been Continuing Directors). The Rights will expire on April 25, 2009.


NET INCOME (LOSS) PER SHARE

(in thousands)                            2001        2000         1999
					  ----        ----         ----
Basic weighted average common shares
  outstanding.......................... 101,119      98,609       99,441
Dilutive effect of assumed conversion
  of convertible notes.................  12,875      16,001            0
Dilutive effect of stock options.......   1,033       1,278            0
					-------     -------       ------
Diluted weighted average common
  shares and equivalents outstanding... 115,027     115,888       99,441
					=======     =======       ======

Income (loss) before extraordinary item
  and cumulative effect of accounting
  change............................... $51,638     $43,827     $(20,135)
Decrease in interest expense from
  assumed conversion of notes, net of
  income taxes.........................   4,455       4,708            0
					-------     -------     --------
Income (loss) before extraordinary item
  and cumulative effect of accounting
  change used to determine diluted
  earnings per share...................  56,093      48,535      (20,135)
Extraordinary item, net of income taxes       0       1,232            0
Cumulative effect of accounting change,
  net of income taxes..................    (540)          0            0
					-------     -------     --------
Net income (loss) used to determine
  diluted earnings per share........... $55,553     $49,767     $(20,135)
					=======     =======     ========

Options with weighted average exercise
  price greater than market price,
  excluded from computation of diluted
  earnings per share:
  Number of shares (in thousands).....    3,762       4,089        6,147
  Weighted average exercise price.....    $8.06       $6.95        $6.61


The effect of an assumed conversion of the Company's Convertible Notes into
18.5 million shares of Common Stock was excluded from the computation of diluted net loss per share for Fiscal 1999 because the effect would have been antidilutive. Options to purchase 0.7 million shares of Common Stock at January 30, 1999, with exercise prices below the average market price of the Company's Common Stock, were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive.

Grants of stock awards under the Company's restricted stock award programs generally require continuing employment for a specified period of time as a condition for vesting of the award. Grants that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted earnings per share using the treasury stock method if the impact of the award is dilutive. Upon vesting, shares issued under these award programs are included in the calculation of basic earnings per share.


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

The total expense for the above plans amounted to $2,137,000, $1,312,000, and $1,556,000 for Fiscal 2001, 2000, and 1999, respectively.

As of the dates of their respective acquisitions, Catherine's Stores and Modern Woman provided retirement plans for its employees with benefits substantially the same as the Company's plan. The Catherine's Stores and Modern Woman plans have been merged into the Company's plan. Participants in the Catherine's and Modern Woman plans retain credited years of service earned under those plans.

Also available to officers and certain key executives is a non-qualified deferred compensation plan. Under this plan, which was adopted January 1, 1998, participants may contribute up to 77% of their base compensation and 100% of bonus compensation.


ASSET SECURITIZATION

Asset securitization involves the transfer by the Company's credit card bank of Fashion Bug proprietary credit card receivables to a special purpose corporation, which in turn transfers the receivables to a single purpose trust (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. Certificates issued by the Trust are sold to investors, with any remaining undivided interest retained by the Company. These asset-backed certificates issued to investors are generally credit-enhanced by a third party to provide various levels of an investment-grade credit rating at the time of issuance. The Company includes the remaining undivided interest and any other retained interest in investment securities available for sale in the accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value.

The Company records gains or losses on the securitization of Fashion Bug credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that the Company has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the excess finance charges and past due fees over the sum of the return paid to certificate holders and credit losses. During Fiscal Years 2001, 2000, and 1999, the Company recognized additions to the I/O strip of $11,973,000, $9,876,000, and $9,765,000, respectively, and of those balances, $10,979,000, $9,814,000, and $10,254,000 were amortized during each respective Fiscal Year. In addition, the Company recognized a servicing liability of $3,864,000, $2,744,000, and $2,370,000 in Fiscal Years 2001,
2000, and 1999, respectively, and of those balances, $3,260,000, $2,797,000, and $2,579,000 were amortized in each Fiscal Year, respectively. The Company amortizes additions to the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. The expected life is computed using the 12-month rolling average of principal payments as a percent of outstanding trust receivables sold.

Proceeds from the sale of new loans to the Trust were approximately $437,697,000, $398,646,000, and $360,686,000 for Fiscal 2001, Fiscal 2000,
and Fiscal 1999, respectively. At February 3, 2001 and January 29, 2000, approximately $301,704,000 and $285,782,000, respectively, of investor certificates remained outstanding. The investor certificates mature as follows: $66,500,000 in the fiscal year ending February 2, 2002 ("Fiscal 2002"), $85,204,000 in the fiscal year ending February 1, 2003 ("Fiscal 2003") and $150,000,000 in the fiscal year ending January 29, 2005 ("Fiscal 2005"). The Company's retained interests in its securitizations, which aggregated $47,724,000 and $41,245,000 at February 3, 2001 and January 29, 2000, respectively, are generally subordinated in right of payment to certificates issued by the Trust to third party investors. The Company's obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, the amount of receivables repurchased pursuant to this obligation has been immaterial

In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. The Company has adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and will adopt the accounting requirements of SFAS No. 140 to the extent that it issues new beneficial interests after March 31, 2001. Management uses key valuation assumptions in determining the fair value of its I/O strip. Key valuation assumptions relate to the average lives of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate. The Company estimates the average lives of the receivables and the anticipated credit losses using the rolling average of the past twelve months experience, adjusted as necessary for the future impact of these key assumptions. The key assumptions used for the following sensitivities are a loan payment rate of 13.5%, a discount rate of 14.0% and a credit loss percentage of 8.1%. The average life of the receivables sold is approximately 0.6 years. A 10% and 20% adverse change in the loan payment rate would impact the fair value of the I/O strip by $401,000 and $739,000, respectively. A 10% and 20% adverse change in the discount rate would impact the fair value of the I/O strip receivable by $14,000 and $32,000, respectively. A 10% and 20% adverse change in the credit loss percentage would impact the fair value of the I/O strip receivable by $442,000 and $885,000, respectively. These adverse changes are hypothetical in nature and are presented in accordance with SFAS No. 140.

Collections reinvested in revolving-period securitizations for Fiscal 2001 were $445,576,000. Cash flows received on retained interests and servicing fees received for Fiscal 2001 were $34,963,000 and $5,708,000, respectively. The Company is the servicer of the Master Trust, and receives a servicing fee of approximately 2% of the investor interest. During Fiscal 2001, total net credit losses were $22,602,000, and credit card accounts that were 90 or more days delinquent at February 3,2001 were $9,153,000.

Charming Shoppes Receivables Corp. and Charming Shoppes Street, Inc., wholly owned indirect subsidiaries of the Company, are separate special purpose corporations. At February 3, 2001, Charming Shoppes Receivables Corp. had $36,792,000 of Charming Shoppes Master Trust Certificates (which are included in the $47,724,000 of retained interests at February 3, 2001), and Charming Shoppes Street, Inc. had $1,127,000 of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitization, and the Company does not have any risk of counterparty non-performance.

The Company has a non-recourse agreement to permit a third party to provide an accounts receivable proprietary credit card sales funding program for its Catherine's Stores, which expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts. The agreement may require the Company to repurchase receivables from the third party under certain conditions relating to a change in control of the Company. Net proceeds received from sales of Catherine's receivables for Fiscal 2001 and for the month of January 2000 (the period subsequent to the Company's acquisition of Catherine's), were approximately $121,093,000 and $6,611,000, respectively. The net balance of accounts receivable held by the third party was approximately $99,571,000 and $93,648,000 at February 3, 2001 and January 29, 2000,
respectively.


DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

Although the Company securitizes credit card receivables from its Fashion Bug proprietary credit card program in a non-consolidated master trust, the Company is exposed to fluctuations in interest rates. On September 15, 1999, the Company entered into an interest rate swap transaction with a notional amount of $50,000,000 that limited the Company's exposure to rising interest rates should the one-month LIBOR rate increase to a rate above the agreement's specified rate of 6.51%. The swap agreement required the Company to pledge certain assets if the market value of the interest rate swap fell below an amount set forth in the agreement. As of January 29, 2000, there were no assets required to be pledged under the terms of the agreement. During Fiscal 2001, the Company terminated the swap agreement, and, in Fiscal 2002, the deferred loss related to this termination will be recognized in comprehensive income and amortized to selling, general, and administrative expenses over 44 months (the remaining life of the original swap period) in accordance with SFAS No. 133.


LEASES

The Company leases substantially all of its stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales, and payment of certain real estate taxes. The Company also leases certain other buildings and equipment.

Rental expense was:

(in thousands)          2001       2000        1999
			----       ----        ----
Minimum rental...... $117,824    $ 86,438    $80,058
Contingent rental...   18,901      15,399     13,399
		     --------    --------    -------
		     $136,725    $101,837    $93,457
		     ========    ========    =======

Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: 2002 - $125,995,000; 2003 - $108,404,000; 2004 - $89,170,000; 2005 - $66,241,000; 2006 - $42,573,000;
Thereafter - $87,565,000.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments:

				 February 3, 2001      January 29, 2000
				Carrying      Fair    Carrying      Fair
(in thousands)                   Amount      Value     Amount      Value
				 ------      -----     ------      -----
Assets:
  Cash and cash equivalents.... $ 56,544   $ 56,544   $ 34,299   $ 34,299
  Available-for-sale securities  125,278    125,278    115,829    115,829
Liabilities:
  7.5% Convertible Subordinated
    Notes due 2006.............   96,047     93,012     96,047     98,448
  7.5% mortgage note...........    6,449      6,449      6,652      6,652
  Other long-term debt.........      108        108        102        102
Off-Balance-Sheet Financial
  Instruments:
  Interest rate caps...........        0          0          0        116
  Interest rate swaps..........        0          0          0      1,096

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain equity securities that have no available bid/ask or sales prices as they are not traded in the open market. The carrying amount of these equity securities ($7,952,000 at February 3, 2001 and January 29, 2000) was used to approximate fair value. The fair value of the Company's 7.5% Convertible Subordinated Notes is based on quoted market prices for the securities. The fair values of the 7.5% Mortgage Note and other long-term debt approximate their carrying amounts based on estimated current interest rates that the Company could obtain on similar borrowings. The fair values of interest-rate caps and swaps were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as the time value and yield curve or volatility factors underlying the positions.


RESTRUCTURING CHARGE (CREDIT)

On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34,000,000. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. To-date, 72 stores have been closed in connection with the plan and 100 stores have been downsized.
Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory has been sold, and the selling space used for men's merchandise has been re-merchandised. In Fiscal 2000, the Company determined that 21 of the stores originally included in the plan would remain open as a result of negotiations with landlords and changes in economic conditions. As a result, the Company reversed reserves related to these stores and recognized a pre-tax restructuring credit of $2,096,000. As of February 3, 2001, this restructuring plan has been completed, and there are no remaining restructure accruals relating to this plan.

The restructuring charge included a $10,000,000 write-off of the carrying value of fixtures and improvements in the stores to be reduced in size or closed. The fixtures and improvements had no alternative use or salvage value, and were expected to be scrapped at the time of the closing or downsizing of the stores. The restructuring charge also included accruals for anticipated payments to landlords for the early termination of existing store leases of $19,700,000, severance payments of $320,000, costs to remove store signs and entrances of $3,300,000, costs of supplies to be scrapped of $400,000, and legal and architectural fees of $280,000. The accrual for severance payments was for 650 store employees expected to be terminated as a result of the store closings. The number of employees actually terminated was reduced to 590 as a result of the 21 stores that remained open, as discussed above, and the excess severance accrual was reversed as part of the restructuring credit of $2,096,000 recognized in Fiscal 2000.

The following is a summary of other restructure charges accrued in connection with the plan to eliminate men's merchandise from the Company's Fashion Bug stores, and payments charged against the accrual:

					      Sign and
				     Lease    Entrance
				    Termin-    Removal             Total
				     ation    and Other   Sever-  Accrued
(in thousands)                       Costs      Costs      ance    Costs
				     -----      -----      ----    -----
Beginning accrual.................  $19,700    $ 3,980    $ 320   $24,000
Fiscal 1999:
  Payments........................   (6,071)      (551)    (200)   (6,822)
				    -------    -------    -----   -------
Balance, January 30, 1999.........   13,629      3,429      120    17,178
Fiscal 2000:
  Payments........................   (6,955)    (1,340)     (90)   (8,385)
  Revision of cost estimate.......   (1,784)      (282)     (30)   (2,096)
				    -------    -------    -----   -------
Balance, January 29, 2000.........    4,890      1,807        0     6,697
Fiscal 2001:
  Payments........................   (4,890)    (1,807)      --    (6,697)
				    -------    -------    -----   -------
Balance, February 3, 2001.........  $     0    $     0    $   0   $     0
				    =======    =======    =====   =======

On December 10, 1998, the Company's Board of Directors approved a plan to close the Company's Bensalem, Pennsylvania distribution center and sell the facility. The plan was approved in conjunction with the decision to consolidate the Company's distribution center operations in the Company's Greencastle, Indiana distribution center. The plan resulted in a pre-tax restructuring charge of $20,246,000 during Fiscal 1999.

The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities from a carrying value of $23,631,000 to a net realizable value of $5,662,000, based on an independent appraisal. The restructuring charge also included an accrual of $1,556,000 for severance costs resulting from the termination of 90 warehouse and distribution personnel and 11 management employees. In addition, the restructuring charge included an accrual of $721,000 for incremental warehouse handling costs, outplacement services for terminated employees, legal fees related to the sale of the facility, and other non-recurring costs relating to the closure.

The Bensalem distribution center closed on December 10, 1998, and the Company completed the sale of the Bensalem facility during Fiscal 2000. Upon completion of the sale of the facility, the Company recognized a pre-tax restructuring credit of $2,834,000 in Fiscal 2000, which primarily represented sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

The following is a summary of other restructure charges accrued in connection with the closing of the Bensalem facility, and payments charged against the accrual:

				   Contractual
				    Warehouse
				     Handling   Other      Total
(in thousands)           Severance    Costs     Costs      Costs
			 ---------    -----     -----      -----
Beginning accrual........  $1,556     $ 436     $ 285     $ 2,277
Fiscal 1999:
  Payments...............    (981)       (0)      (26)     (1,007)
			   ------     -----     -----     -------
Balance, January 30, 1999     575       436       259       1,270
Fiscal 2000:
  Payments...............    (575)     (436)     (144)     (1,155)
			   ------     -----     -----     -------
Balance, January 29, 2000       0         0       115         115
Fiscal 2001:
  Payments...............      --        --      (115)       (115)
			   ------     -----     -----     -------
Balance, February 3, 2001  $    0     $   0     $   0     $     0
			   ======     =====     =====     =======

During the fourth quarter of Fiscal 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's acquisitions of Modern Woman and Catherine's Stores. At the time of the Catherine's Stores acquisition, the Company planned to consolidate Modern Woman stores into the Catherine's Stores division. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlapped Catherine's Stores. There were no payments charged against this accrual as of January 29, 2000. During Fiscal 2001, the Company closed 10 of the 11 stores, and accrued restructuring charges of $1,086,000 related to the closed stores were paid. As of February 3, 2001, $373,000 of accrued restructuring charges related to the remaining store were unpaid.


NON-RECURRING GAIN FROM DEMUTUALIZATION OF INSURANCE COMPANY

During Fiscal 2000, the Company received a $6,700,000 stock distribution from one of its mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," the Company recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from continuing operations, and subsequently sold the securities received.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except  First         Second        Third         Fourth
(per share amounts)   Quarter       Quarter       Quarter       Quarter
		      -------       -------       -------       -------
Fiscal 2001(1)
Net sales........... $378,925      $429,658      $363,812      $434,684
Gross profit........  107,409       133,128       108,236       123,752
Net income..........    7,733(2)     26,841         7,377         9,147
Basic net income
  per share.........      .08(2)        .27           .07           .09
Diluted net income
  per share.........      .08(2)        .24           .07           .09

Fiscal 2000
Net sales........... $258,975      $311,743      $277,441      $348,370
Gross profit........   68,913        96,971        78,264        97,607
Net income..........    6,002(3)     22,225(4)      8,276(5)      8,556(6)
Basic net income
  per share.........      .06(3)        .23           .08           .09
Diluted net income
  per share.........      .06(3)        .21           .08           .08

--------------------
[FN]
(1) In the fourth quarter of Fiscal 2001, the Company changed its method of accounting for sales returns and layaway sales, as required by Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 effective as of the beginning of Fiscal 2001 and restated its results of operations for the first three quarters of Fiscal 2001. Quarterly financial data for the first three quarters of Fiscal 2001 as previously reported, prior to restatement for the adoption of SAB 101, are as follows:

(in thousands, except                   First         Second        Third
(per share amounts)                    Quarter       Quarter       Quarter
				       -------       -------       -------
Net sales............................ $381,334      $428,229      $365,690
Gross profit.........................  108,493       132,485       109,081
Net income...........................    8,943        26,444         7,899
Basic net income per share...........      .09           .26           .08
Diluted net income per share.........      .09           .24           .08

(2) Includes cumulative effect of adoption of SAB 101 of ($540) (($.01) per share).

(3) Net income includes an after-tax extraordinary gain from early retirement of debt of $1,232 ($.01 per share).

(4) Net income includes an after-tax restructuring credit of $1,842.

(5) Net income includes an after-tax non-recurring gain from demutualization of insurance company of $4,355.

(6) Net income includes an after-tax restructuring credit of $1,362 and an after-tax restructuring charge of $948.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no matters that are required to be reported under this Item 9.


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


Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, which is incorporated herein by reference.


				  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Auditors

Consolidated Balance Sheets - February 3, 2001 and January 29, 2000

Consolidated Statements of Operations and Comprehensive Income (Loss) - years ended February 3, 2001, January 29, 2000, and January 30, 1999

Consolidated Statements of Stockholders' Equity - years ended
 February 3, 2001, January 29, 2000, and January 30, 1999

Consolidated Statements of Cash Flows - years ended
 February 3, 2001, January 29, 2000, and January 30, 1999

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto included in Part II,
Item 8 of this Report on Form 10-K.

(b)  Reports on Form 8-K

No reports were filed during the quarter ended February 3, 2001.

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


Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent.


Material Contracts

10.1.1 Series 1997-1 Supplement dated as of November 25, 1997 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 by and among Charming Shoppes Receivables Corp., as Seller, Spirit of America National Bank, as Servicer and First Union National Bank, as Trustee on behalf of the Series 1997-1 Certificate Holders ($83,500,000 Charming Shoppes Master Trust Series 1997-1), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.1.9).

10.1.2 Release Agreement, dated as of February 28, 1997, among (a) Congress Financial Corporation (Lender) and (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc. (collectively, the Borrowers), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.15).

10.1.3 Second Amended and Restated Loan and Security Agreement, Dated February 28, 1997, by and between (a) Congress Financial Corporation, as Lender, (b) Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc. and FB Apparel, Inc., as borrowers and (c) Charming Shoppes of Delaware, Inc., as Borrower's Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 1997. (Exhibit 10.1.16).

10.1.4 Amendment of Second Amended and Restated Loan and Security Agreement, dated February 28, 1997 among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto, Borrowers' Agent and Congress Financial Corporation, dated as of May 1, 1998, incorporated by reference to Form 10-Q for the quarter ended May 2, 1998. (Exhibit 10.1).

10.1.5 Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 28, 1997 (as amended and supplemented) among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto, Borrowers' Agent and Congress Financial Corporation, dated as of December 21, 1998, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.1.14).

10.1.6 Consent of Congress Financial Corporation, dated July 30, 1999, to the Modern Woman Acquisition, Re: Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.14).

10.1.7 Amendment, dated as of October 19, 1999, to Second Amended and Restated Loan and Security Agreement, by and among Congress Financial Corporation, as Lender, Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., and FB Apparel, Inc., as Borrowers, and Charming Shoppes of Delaware, Inc., as Borrower's Agent, dated February 28, 1997, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.15).

10.1.8 Consent of Congress Financial Corporation, dated November 1999, to Catherine Stores Merger Transaction, Re: Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.16).

10.1.9 Amendment No. 3, dated as of December 27, 1999, to Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.17).

10.1.10 Amendment No. 4, dated as of October 26, 2000, to Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation.

10.1.11 Amendment No. 5, dated as of January 31, 2001, to Second Amended and Restated Loan and Security Agreement, dated February 28, 1997, as amended and supplemented, among Charming Shoppes, Inc. (the "Company"), certain subsidiaries of the Company which are parties thereto (collectively, with the Company, "Borrowers"), Borrower's Agent, and Congress Financial Corporation.

10.1.12 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.13 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.14 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Street, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.22).

10.1.15 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.23).

10.1.16 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC.

10.1.17 Certificate Purchase Agreement, dates as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser.

10.1.18 Agreement and Plan of Merger, dated as of November 15, 1999, by and among Catherines Stores Corporation, Charming Shoppes, Inc., and Rose Merger Sub, Inc., incorporated by reference to Schedule 14(D)-1 of the Registrant filed November 19, 1999. (Item 11(c)(1)).

10.1.19 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. (Commission File No. 000-19372) for the quarter ended May 1, 1999. (Item 6. (A)(1).)

10.1.20 Credit Agreement, Dated July 31, 2000, by and between Catherines, Inc., Catherines Stores Corporation, and their subsidiaries, as Borrowers, and Amsouth Bank and Hibernia National Bank, as Banks, and Amsouth Bank, as Agent, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 28, 2000. (Exhibit 10.1).


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

10.2.24 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 1997. (Exhibit 4.1).

10.2.25 The Charming Shoppes, Inc. Compensation Program for the Non-Employee Chairman of the Board of Directors, incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-22323), of the Registrant, dated February 25, 1997. (Exhibit 4.2).

10.2.26 Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.27 Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.24).

10.2.28 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.25).

10.2.29 Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan.

10.2.30 Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.32).

10.2.31 Forms of Executive Severance Agreements by and between the Company, the named executive officers in the Company's Proxy Statement for the Annual Meeting to be held on June 15, 2000, and certain other Executive Officers of the Company, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.33).

10.2.32 Charming Shoppes, Inc. Employees' Retirement Savings Plan, as Amended and Restated, Effective January 1, 1998, Including Amendments Adopted Through August 1, 2001.


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

Date:  April 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN                     /S/ ERIC M. SPECTER
-------------------------------------  ------------------------------------
Dorrit J. Bern, April 26, 2001         Eric M. Specter, April 26, 2001
Chairman of the Board                  Executive Vice President
President and Chief Executive Officer  Chief Financial Officer And Treasurer

/S/ JOHN J. SULLIVAN                   /S/ JOSEPH L. CASTLE II
-------------------------------------  ------------------------------------
John J. Sullivan, April 26, 2001       Joseph L. Castle II, April 26, 2001
Vice President, Corporate Controller   Director
Chief Accounting Officer

/S/ ALAN ROSSKAMM                      /S/ MARVIN L. SLOMOWITZ
-------------------------------------  ------------------------------------
Alan Rosskamm, April 26, 2001          Marvin L. Slomowitz, April 26, 2001
Director                               Director

				       /S/ PAMELA S. LEWIS
-------------------------------------  ------------------------------------
Marjorie Margolies-Mezvinsky           Pamela S. Lewis, April 26, 2001
Director                               Director

				       /S/ CHARLES T. HOPKINS
-------------------------------------  ------------------------------------
Kenneth S. Olshan,                     Charles T. Hopkins, April 26, 2001
Director                               Director

/S/ KATHERINE M. HUDSON
-------------------------------------
Katherine M. Hudson, April 26, 2001
Director