Form 10-Q
period 2001-05-05
CHARMING SHOPPES INC
filed 2001-06-18
CIK 19353

===============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 5, 2001

                                    or

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                        Commission File No. 0-7258

                          CHARMING SHOPPES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                          23-1721355
      -------------------------------              ----------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

        450 WINKS LANE, BENSALEM, PA                     19020
  ----------------------------------------            ----------
  (Address of principal executive offices)            (Zip Code)

                              (215) 245-9100
           ----------------------------------------------------
           (Registrant's telephone number, including Area Code)

                              NOT APPLICABLE
---------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of May 5, 2001, was 101,752,292 shares.

===============================================================================

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   May 5, 2001 and February 3, 2001                                  2 - 3

Condensed Consolidated Statements of Operations and
   Comprehensive Income
   Thirteen weeks ended May 5, 2001 and April 29, 2000                   4

Condensed Consolidated Statements of Cash Flows
   Thirteen weeks ended May 5, 2001 and April 29, 2000                   5

Notes to Condensed Consolidated Financial Statements                6 - 10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements                                              11

Results of Operations                                              12 - 14

Liquidity and Capital Resources                                    15 - 18

Market Risk                                                        18 - 19

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                                    19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               20


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        May 5,    February 3,
(In thousands)                                           2001        2001
                                                         ----        ----
                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents...........................   $103,678    $ 56,544
Available-for-sale securities, (including fair
  value Adjustments of $0 and $3, respectively......     55,067      48,817
Merchandise inventories.............................    311,606     259,127
Deferred taxes......................................     10,678      10,678
Prepayments and other...............................     64,125      56,748
                                                       --------    --------
 Total current assets...............................    545,154     431,914
                                                       --------    --------

Property, equipment, and leasehold improvements.....    529,897     504,071
Less: accumulated depreciation and amortization.....    296,193     286,208
                                                       --------    --------
 Net property, equipment, and leasehold improvements    233,704     217,863
                                                       --------    --------

Available-for-sale securities (including fair value
 adjustments of $78 and $77, respectively)..........     22,693      76,461
Goodwill............................................     91,298      92,520
Other assets........................................     29,255      34,009
                                                       --------    --------
Total asset.........................................   $922,104    $852,767
                                                       ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                         May 5,   February 3,
(In thousands except share amounts)                       2001       2001
                                                          ----       ----
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable....................................   $144,871    $ 94,881
Accrued expenses....................................    126,609     123,690
Income taxes payable................................      4,205           0
Current portion -- long-term debt...................      5,957       4,954
                                                       --------    --------
 Total current liabilities..........................    281,642     223,525
                                                       --------    --------

Deferred taxes......................................     21,433      21,433
Long-term debt......................................    117,075     113,540
Minority interest...................................      1,000       1,000

Stockholders' equity
Common Stock $.10 par value
 Authorized -- 300,000,000 shares
 Issued -- 110,857,292 shares and
   110,731,483 shares, respectively.................     11,086      11,073
Additional paid-in capital..........................     84,284      80,977
Treasury stock at cost -- 9,105,000 shares..........    (41,537)    (41,537)
Deferred employee compensation......................     (4,552)     (1,629)
Accumulated other comprehensive (loss) income.......     (1,006)         74
Retained earnings...................................    452,679     444,311
                                                       --------    --------
 Total stockholders' equity.........................    500,954     493,269
                                                       --------    --------
Total liabilities and stockholders' equity..........   $922,104    $852,767
                                                       ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                         Thirteen Weeks Ended
                                                         May 5,     April 29,
(In thousands except per-share amounts)                   2001        2000
                                                          ----        ----
                                                                   (Restated)
Net sales............................................   $394,761    $378,925
Other income.........................................      2,583       2,058
                                                        --------    --------
Total revenue........................................    397,344     380,983
                                                        --------    --------

Cost of goods sold, buying, and occupancy expenses...    285,576     271,516
Selling, general, and administrative expenses........     94,488      92,771
Amortization of goodwill.............................      1,222       1,200
Interest expense.....................................      2,385       2,109
                                                        --------    --------
Total expenses.......................................    383,671     367,596
                                                        --------    --------
Income before income taxes and cumulative effect of
 accounting change...................................     13,673      13,387
Income tax provision.................................      5,305       5,114
                                                        --------    --------
 Income before cumulative effect of accounting change      8,368       8,273
                                                        --------    --------
Cumulative effect of accounting change, net of income
 tax benefit of $334.................................          0        (540)
                                                        --------    --------
Net income...........................................      8,368       7,733
                                                        --------    --------
Unrealized losses on available-for-sale securities,
net of income tax benefit of $3 and $34,respectively.         (8)        (63)
Reclassification of realized losses on available-for-
 sale securities, net of income tax benefit of $3
 and $15, respectively...............................          6          29
Unamortized deferred loss on termination of
derivative, net of income tax benefit of $620........     (1,152)          0
Reclassification of amortization of deferred loss on
 termination of derivative, net of income tax
 benefit of $40......................................         74           0
                                                        --------    --------
Total other comprehensive loss, net of taxes.........     (1,080)        (34)
                                                        --------    --------
Comprehensive income.................................   $  7,288    $  7,699
                                                        ========    ========
Net income per share:
Income before cumulative effect of accounting change.      $ .08       $ .08
Cumulative effect of accounting change, net of taxes.        .00         .00
                                                           -----       -----
Net income...........................................      $ .08       $ .08
                                                           =====       =====

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                          Thirteen Weeks Ended
                                                          May 5,     April 29,
(In thousands)                                             2001        2000
                                                           ----        ----
                                                                    (Restated)
Operating activities
Net income...........................................   $  8,368    $  7,733
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.......................     12,599      11,183
 Other, net..........................................        376         232
 Changes in operating assets and liabilities:
   Merchandise inventories...........................    (52,479)    (33,809)
   Accounts payable..................................     49,990      59,037
   Prepayments and other.............................     (8,762)        947
   Accrued expenses..................................      2,919     (13,147)
   Income taxes payable..............................      4,205       2,127
                                                        --------    --------
Net cash provided by operating activities............     17,216      34,303
                                                        --------    --------
Investing activities
Investment in capital assets.........................    (15,511)     (7,579)
Proceeds from sales of capital assets................          0         789
Proceeds from sales of available-for-sale securities.     63,325       5,221
Gross purchases of available-for-sale securities.....    (15,817)     (3,100)
Increase in other assets.............................     (2,293)     (2,062)
                                                        --------    --------
Net cash provided by (used in) investing activities..     29,704      (6,731)
                                                        --------    --------
Financing activities
Reduction of long-term borrowings....................     (1,272)       (375)
Proceeds from exercise of stock options..............      1,486       1,139
                                                        --------    --------
Net cash provided by financing activities............        214         764
                                                        --------    --------

Increase in cash and cash equivalents................     47,134      28,336
Cash and cash equivalents, beginning of period.......     56,544      34,299
                                                        --------    --------
Cash and cash equivalents, end of period.............   $103,678    $ 62,635
                                                        ========    ========
Non-cash financing and investing activities
Equipment acquired through capital leases............   $  5,810    $      0
                                                        ========    ========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of May 5, 2001 and the con-densed consolidated statements of operations and comprehensive income and of cash flows for the thirteen weeks ended May 5, 2001 and April 29, 2000 have been prepared by the Company without audit. In the opinion of manage-ment, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 5, 2001 and the results of operations and cash flows for the thirteen weeks ended May 5, 2001 and April 29, 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These con-densed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 2001 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 5, 2001 and April 29, 2000 are not necessarily indicative of operating results for the full fiscal year.

In the fourth quarter of the fiscal year ended February 3, 2001 ("Fiscal 2001"), the Company changed its method of accounting for sales returns and layaway sales, as required by Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 effective as of the beginning of Fiscal 2001 and restated its results of operations for the first three quarters of Fiscal 2001. The cumulative effect of the adoption of SAB 101 as of January 30, 2000 was a decrease in income, net of taxes, of $540,000. Results of operations for the thirteen weeks ended April 29, 2000 as previ-ously reported, prior to restatement for the adoption of SAB 101, are as follows:

                                                                Thirteen
                                                              Weeks Ended
(In thousands, except per-share amounts)                       April 29,
                                                                  2000
                                                                  ----
Net sales....................................................   $381,334
Cost of goods sold, buying, and occupancy expenses...........    272,841
Net income...................................................      8,943
Basic net income per share...................................       $.09
Diluted net income per share.................................        .09

Certain components of cash flow from operating activities for the thirteen weeks ended April 29, 2000 have been restated to reflect the adoption of SAB 101.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


2.  Accrued Restructuring Expenses and Restructuring Credit

On March 5, 1998, the Company's Board of Directors approved a restruc-turing plan (the "Plan") that resulted in a pre-tax charge of $34,000,000. The Plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. As of February 3, 2001, this restructuring plan was completed, and there were no remaining restruc-ture accruals relating to this plan. The following table summarizes accrued restructuring charges related to this Plan as of January 29, 2000 and payments charged against the accrual during the thirteen weeks ended April 29, 2000:

                                         Accrued At              Accrued At
                                         January 29,              April 29,
(In thousands)                              2000      Payments      2000
                                            ----      --------      ----
Lease termination costs.................   $4,890     $(3,147)     $1,743
Other costs.............................    1,807         (56)      1,751
                                           ------     -------      ------
                                           $6,697     $(3,203)     $3,494
                                           ======     =======      ======

During the fourth quarter of the fiscal year ended January 29, 2000 ("Fis-cal 2000"), the Company recorded a restructuring charge of $1,459,000 in connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlapped Catherine's stores. During Fiscal 2001, the Company closed 10 of the 11 stores, and accrued restructuring charges of $1,086,000 related to these stores were paid. During the thirteen weeks ended May 5, 2001, $219,000 was charged against this accrual. As of May 5, 2001, $154,000 of accrued restructuring charges were unpaid. The Company anticipates that the unpaid accrued restructuring charges will be paid by the end of the current fiscal year.


3.  Long-term Debt

                                                      May 5,     February 3,
(In thousands)                                         2001         2001
                                                       ----         ----
7.5% Convertible subordinated notes due 2006.......  $ 96,047     $ 96,047
Capital lease obligations..........................    20,477       15,890
7.5% mortgage note.................................     6,403        6,449
Other..............................................       105          108
                                                     --------     --------
 Total long-term debt..............................   123,032      118,494
Less current portion...............................     5,957        4,954
                                                     --------     --------
                                                     $117,075     $113,540
                                                     ========     ========

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


4.  Stockholders' Equity

                                                               Thirteen
                                                              Weeks Ended
(In thousands)                                                May 5, 2001
                                                              -----------
Total stockholders' equity, beginning of period.............   $493,269
Net income..................................................      8,368
Exercises of stock options..................................        101
Amortization of deferred compensation expense...............        296
Net unamortized deferred loss on termination of
  derivative, net of income tax benefit of $581.............     (1,078)
Net unrealized losses on available-for-sale securities......         (2)
                                                               --------
Total stockholders' equity, end of period...................   $500,954
                                                               ========


5.  Derivative Financial Instruments

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Ac-counting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of the fiscal year ending February 2, 2002 ("Fiscal 2002"). During Fiscal 2001, the Company terminated an in-terest rate swap agreement with a notional principal amount of $50 million. In accordance with SFAS No. 133, the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) has been recognized in "Other comprehensive income" on the Company's consolidated balance sheet, and is being amortized to selling, general, and administrative expenses over the 44-month remaining life of the original swap period.


6.  Customer Loyalty Card Program

During the thirteen weeks ended May 5, 2001, the Company began a customer loyalty card program for its Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $20 annual fee. Revenues from the program are recognized as sales over the life of the membership as discounts are earned. Upon can-cellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts earned. Costs incurred by the Company in connec-tion with the program are recognized in cost of goods sold as incurred. During the thirteen weeks ended May 5, 2001, the Company recognized $745,000 of revenues in connection with this program.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


7.  Net Income Per Share

                                                     Thirteen Weeks Ended
                                                      May 5,    April 29,
(In thousands, except per-share amounts)               2001        2000
                                                       ----        ----
Basic weighted average common shares outstanding...  101,155     100,850
Dilutive effect of stock options...................      827       1,279
                                                     -------     -------
Diluted weighted average common shares and
 equivalents outstanding...........................  101,982     102,129
                                                     =======     =======
Options with weighted average exercise price
 greater than market price, excluded from
 computation of diluted earnings per share:
Number of shares...................................    5,653       2,849
Weighted average exercise price per share..........    $7.43       $8.77

For the thirteen weeks ended May 5, 2001 and April 29, 2000, net income per share assuming dilution was equal to basic net income per share.

The effect of an assumed conversion of the Company's 7.5% Convertible Notes into 12.9 million shares of Common Stock was excluded from the computation of diluted net income per share for the thirteen weeks ended May 5, 2001 and April 29, 2000 because the effect would have been antidilutive.

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


8.  Impact of Recent Accounting Pronouncements

In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 retains most of the provisions of SFAS No. 125, but revises the standards for accounting for securitiza-tions and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is based on application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and serv-icing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes lia-bilities when extinguished.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for dis-closures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and will adopt the accounting requirements of SFAS No. 140 to the extent that it issues new beneficial interests after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the results of operations or financial position for the thirteen weeks ended May 5, 2001, and is not expected to have a material impact on future operating results.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Re-sults of Operations contains certain forward-looking statements concerning the Company's operations, performance and financial condition. In particu-lar, it includes forward-looking statements regarding the Company's growth, expense reduction initiatives, earnings, sales performance, store openings and closings, cost savings, capital requirements, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) rapid changes in or miscalculation of fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (iv) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (v) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (vi) competitive pressures, and (vii) failure to realize merger-related syner-gies. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, and in the Company's reports filed with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS


The following table sets forth certain financial data expressed as a per centage of net sales:

                                                      Thirteen Weeks Ended
                                                       May 5,    April 29,
                                                        2001       2000
                                                        ----       ----
Net sales............................................  100.0%     100.0%
Other income.........................................    0.7        0.5
Cost of goods sold, buying, and occupancy expenses...   72.4       71.6
Selling, general, and administrative expenses........   23.9       24.5
Amortization of goodwill.............................    0.3        0.3
Interest expense.....................................    0.6        0.6
Income tax provision.................................    1.4        1.3
Income before cumulative effect of accounting change.    2.1        2.2
Net income...........................................    2.1        2.0

The following table sets forth certain information related to the Company's net sales:

                                                        Thirteen Weeks Ended
                                                         May 5,    April 29,
                                                          2001       2000
                                                          ----       ----
Decrease (increase) in comparable Fashion Bug
 store sales(1)(2)....................................   (3.4)%      2.3%
Sales from new Fashion Bug stores as a percentage
 of total prior-period sales(2).......................    6.4        7.7
Prior-period sales from closed Fashion Bug stores
 as a percentage of total prior-period sales(2).......   (3.1)      (3.0)
Increase in comparable Catherine's store sales(1)(2)..    1.4        --
Sales from new Catherine's stores as a percentage
 of total prior-period sales(2).......................    4.3        --
Prior-period sales from closed Catherine's stores(2)..   (5.8)       --
Increase in sales from Catherine's and Modern Woman
 stores as a percentage of total prior-period sales(3)     --       40.3
Increase in total sales...............................    4.2       47.3
--------------------

[FN]
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.
(2) Based on equivalent 13-week periods. Results for 13 weeks ended May 5, 2001 may not be equivalent to change in total sales.
(3) Sales from Catherine's stores acquired in January 2000 and Modern Woman stores acquired in August 1999.

Thirteen Weeks Ended May 5, 2001 and April 29, 2000

Net sales for the quarter ended May 5, 2001 ("Fiscal 2002 First Quarter") totaled $394.8 million as compared to net sales of $378.9 million for the quarter ended April 29, 2000 ("Fiscal 2001 First Quarter"). Net sales for the Fiscal 2002 First Quarter include $289.8 million in sales from the Company's Fashion Bug stores and $105.0 million in sales from Catherine's Stores. Net sales for the Fiscal 2001 First Quarter include $274.8 million in sales from the Company's Fashion Bug stores and $104.1 million in sales from Catherine's Stores. Fashion Bug comparable store sales decreased pri-marily as a result of a decrease in sales of girls merchandise. In January 2001, the Company announced plans to support growth in large-size apparel and eliminate girls apparel from Fashion Bug stores, effective at the end of the 2000-2001 winter season. For Catherine's Stores, an increase in comparable store sales of casual sportswear was offset by decreases in com-parable store sales of career-wear and dresses. As of May 5, 2001, the Company operated 1,244 Fashion Bug stores, 530 Catherine's stores, and 2 Monsoon/Accessorize stores, as compared to 1,192 Fashion Bug stores and 549 Catherine's/Modern Woman stores as of April 29, 2000.

On June 7, 2001, the Company issued a press release reporting that the Company's total sales for the four weeks and seventeen weeks ended June 2, 2001 decreased 13% and 1%, respectively, from the four weeks and seventeen weeks ended May 27, 2000. Comparable store sales for the four weeks and seventeen weeks ended June 2, 2001 decreased 10% and 4%, respectively from the comparable prior-year periods. The decrease for the four weeks ended June 2, 2001 occurred primarily in sales of Fashion Bug summer merchandise.

Other income expressed as a percentage of sales increased 0.2% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter, primarily as a result of an increase in interest income. Interest income increased as a result of higher levels of invested funds during the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales increased 0.8% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter. Cost of goods sold as a percentage of sales increased 0.2% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter. The slight reduction in merchandise margins was primarily a result of costs related to exiting the girls business in the Company's Fashion Bug stores, which were partially offset by improved gross margins at the Company's Catherine's stores and strong management of in-season inventory levels. Cost of goods sold as a percentage of sales for the Company's Fashion Bug stores increased 0.6% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs. Buying and occupancy expenses expressed as a percentage of sales increased 0.6% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of a decline in comparable store sales. Increased utilities expenses and relatively higher occupancy expenses for new and relocated stores as compared to the Company's existing stores also contributed to the increase in buying and occupancy expenses as a percentage of sales. Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occu-pancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, general, and administrative expenses expressed as a percentage of sales decreased 0.6% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter. Selling expenses decreased 0.3% as a percentage of sales, and general and administrative expenses decreased 0.3% as a percentage of sales. These decreases were primarily as a result of cost containment initiatives implemented during the Fiscal 2002 First Quarter, which favorably impacted selling and corporate administrative expenses. Additionally, selling expenses in the Fiscal 2002 First Quarter benefited from a reduced rate of increase in wages in the Company's stores. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

Interest expense expressed as a percentage of sales increased 0.1% in the Fiscal 2002 First Quarter as compared to the Fiscal 2001 First Quarter. Interest expense increased as a result of an increase in long-term lease financing. During the Fiscal 2002 First Quarter, the Company acquired $5.8 million of point-of-sale equipment for its stores under long-term capital leases.

The income tax provision for the Fiscal 2002 First Quarter was 38.8% of the Company's pre-tax income, as compared to 38.2% for the Fiscal 2001 First Quarter. The increase in the effective tax rate for the Fiscal 2001 First Quarter is primarily as a result of an increase in the tax provision related to one of the Company's employee insurance programs.

Net income per share, assuming dilution, for the Fiscal 2002 First Quarter was $.08 as compared to $.08 for the Fiscal 2001 First Quarter. Diluted net income per share excluding goodwill amortization (cash earnings per share) was $.09 for both the Fiscal 2002 First Quarter and the Fiscal 2001 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash flow from opera-tions, its proprietary credit card receivables securitization agreements, its investment portfolio, and its credit facilities. The following table highlights certain information related to the Company's liquidity and capital resources:

                                                       May 5,    February 3,
(Dollars in thousands)                                  2001        2001
                                                        ----        ----
Working capital.....................................   $263,512   $208,389
Cash and cash equivalents...........................    103,678     56,544
Available-for-sale securities.......................     77,760    125,278
Current ratio.......................................        1.9        1.9
Long-term debt to equity (%)........................       23.4       23.0

Net cash provided by operating activities was $17.2 million for the Fiscal 2002 First Quarter, as compared to $34.3 million for the Fiscal 2001 First Quarter. Cash provided by operating activities for the Fiscal 2001 First Quarter benefited from an increase in trade accounts payable resulting from improved credit terms for the Company's Catherine's Stores. Cash provided by operating activities for the Fiscal 2002 First Quarter benefited from a net decrease in payments of prepaid and accrued expenses. As a result of the recent decline in interest rates, a portion of the Company's invest-ments in U. S. government agency bonds with early redemption provisions were called for redemption during the Fiscal 2002 First Quarter. The $47.1 million decrease in available-for-sale securities during the Fiscal 2002 First Quarter was primarily a result of these redemptions. The Company invested the proceeds from these early redemptions in money market funds pending evaluation of alternative investment strategies, which resulted in an increase in cash and cash equivalents.

The Company has an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. The facility, which expires June 30, 2004, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrow-ings, if necessary. The facility is secured by merchandise inventory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. The interest rate on borrowings is 0.5% above the Prime rate. There is a fee of .25% on the unused portion of the first $105 million of the facility, and a $100 thousand annual servicing fee. As of May 5, 2001, the availability under this facility was approximately $149.6 million, against which the Company had outstanding letters of credit of $51.0 million. There were no cash borrowings outstanding under this agree-ment as of May 5, 2001. The agreement requires, among other things, that the Company maintain a minimum net worth of $350 million and not pay dividends on its Common Stock.

As a result of the Catherine's Stores acquisition, the Company has an agreement with a bank to provide a revolving credit facility with a maximum availability of $20 million. The facility, which expires June 29, 2001, enables the Company to issue letters of credit for overseas purchases of merchandise and provides for seasonal cash borrowings, if necessary, by utilizing a $5 million swingline credit facility. The agreement is secured by inventory, general intangibles, patents, trademarks, and proceeds of the foregoing. The interest rate on borrowings is equal to the agent bank's prime rate. As of May 5, 2001, the combined availability under the working capital and swingline facilities was $20.0 million, against which the Com-pany had outstanding letters of credit of $0.8 million. The Company is currently negotiating the extension of this agreement. Should this agree-ment not be extended, the Company's working capital availability would not be adversely affected.

As a result of the acquisition of Modern Woman, the Company also has an agreement with a bank to provide a revolving credit facility with a maximum availability of $10 million. As of May 5, 2001, $5.0 million was available under this agreement, against which the Company had outstanding letters of credit of $0.1 million. The Company has pledged $5 million of available-for-sale securities as security for the line of credit.

During the Fiscal 2002 First Quarter, pursuant to a program to replace its existing POS equipment, the Company acquired $5.8 million of POS equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. The Company anticipates acquiring additional POS equipment at a total cost of approximately $10.0 million over the next 12-15 months, which will be financed through the use of capital leases.

As of May 5, 2001, the Company has current debt maturity payments of $6.0 million, which are primarily for amounts due under the Company's capital lease obligations and the Catherine's Stores 7.5% Mortgage Note.

Capital expenditures (excluding equipment acquired through capital leases) were $15.5 million during the Fiscal 2002 First Quarter. During Fiscal 2002, the Company anticipates incurring additional capital expenditures of approximately $35-40 million. These capital expenditures will primarily be for the construction, remodeling, and fixturing of new and existing retail stores, investments in management information systems technology, and improvements to the Company's corporate offices and distribution centers. The Company expects to finance these capital expenditures principally through internally-generated funds.

The Company plans to open 110-120 new stores, remodel 45-50 stores, and re-locate 75-80 stores during the fiscal year ended February 2, 2002 ("Fiscal 2002"). The following table sets forth information with respect to store activity for the Fiscal 2002 First Quarter:

                                 Fashion                  Monsoon/
                                   Bug     Catherine's  Accessorize
                                  Stores     Stores        Stores      Total
                                  ------     ------        ------      -----
Stores at February 3, 2001.......  1,230       524             0       1,754
                                   -----       ---             -       -----
Stores opened....................     20         9             2          31
Stores closed....................     (6)       (3)            0          (9)
                                   -----       ---             -       -----
Net change in stores.............     14         6             2          22
                                   -----       ---             -       -----
Stores at May 5, 2001............  1,244       530             2       1,776
                                   =====       ===             =       =====
Stores relocated during period...      9         8                        17
Stores remodeled during period...     10         5                        15

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

Charming Shoppes Receivables Corp. and Charming Shoppes, Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special-purpose corporations. At May 5, 2001, Charming Shoppes Receivables Corp. had $38.6 million of Charming Shoppes Master Trust Certificates, and Charm-ing Shoppes Street, Inc. had $1.1 million of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the cred-it enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securiti-zation, and the Company does not have any risk of counter-party non-performance.

The Company has a non-recourse agreement to permit a third party to provide an accounts receivable proprietary credit card sales funding program for its Catherine's Stores. This funding program expires in January 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts.

The securitization and funding agreements improve the overall liquidity of the Company by providing short-term sources of funding. Additional information regarding these programs is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations: Financial Condition; Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

The Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. During the fiscal year ended February 3, 2001 ("Fiscal 2001"), the Company terminated an interest rate swap agreement with a notional principal amount of $50 million. In accordance with SFAS No. 133, the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) has been recognized in "Other comprehensive income" on the Company's consoli-dated balance sheet, and is being amortized to selling, general, and admin-istrative expenses over the 44-month remaining life of the original swap period.

The Company believes that cash flow from operations, its proprietary credit card receivables securitization and funding agreements, its investment portfolio, and its credit facilities are sufficient to support current operations.


MARKET RISK

The Company manages its Fashion Bug proprietary credit card program through various operating entities that are wholly owned by the Company. The primary activity of these entities is to service the proprietary credit card portfolio, the balances of which are sold to a trust under a credit card securitization program. Under the securitization program, the Company can be exposed to fluctuations in interest rates to the extent that interest rates charged to its customers vary from the rates paid on certificates issued by the trust. Finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issue. The Company has exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of May 5, 2001, the floating rate finance charge rate was below the contractual floor rate, thus exposing the Company to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2002, an increase of approximately $500 thousand in selling, general, and administrative ex-penses would result.

The Company is not subject to material foreign exchange risk, as the Com-pany's foreign transactions are primarily U. S. Dollar-denominated and the Company's foreign operations do not constitute a material part of its busi-ness.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Market Risk," above.

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

(b)  Reports on Form 8-K

On May 11, 2001, the Company filed a report on Form 8-K dated March 13, 2001. The Form 8-K was filed to report, under "Item 9. Regulation FD Disclosure," the restatement of the Company's results of operations for the fiscal quarters ended April 29, 2000, July 29, 2000, and October 28, 2000 to reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." As permitted by SAB 101, the Company adopted the guidelines of SAB 101 related to recognition of sales revenue and cost of sales on layaway sales and sales returns as of the fourth quarter of the fiscal year ended February 3, 2001 ("Fiscal 2001") and restated interim results for the first three quarters of Fiscal 2001.

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




                                            CHARMING SHOPPES, INC.
                                            ----------------------
                                                 (Registrant)


Date: June 14, 2001                           /S/DORRIT J. BERN
                                              -----------------
                                                Dorrit J. Bern
                                            Chairman of the Board
                                    President and Chief Executive Officer


Date: June 14, 2001                           /S/ERIC M. SPECTER
                                              ------------------
                                               Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer