Form 10-Q
period 2001-08-04
CHARMING SHOPPES INC
filed 2001-09-18
CIK 19353

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 4, 2001

                                    or

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

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of August 4, 2001, was 102,128,145 shares.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   August 4, 2001 and February 3, 2001............................   2 - 3

Condensed Consolidated Statements of Operations and
   Comprehensive Income
   Thirteen weeks ended August 4, 2001 and July 29, 2000..........       4
   Twenty-six weeks ended August 4, 2001 and July 29, 2000........       5

Condensed Consolidated Statements of Cash Flows
   Twenty-six weeks ended August 4, 2001 and July 29, 2000........       6

Notes to Condensed Consolidated Financial Statements..............  7 - 13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements........................................      14

Recent Developments...............................................      15

Results of Operations............................................. 16 - 21

Liquidity and Capital Resources................................... 21 - 24

Market Risk.......................................................      24

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk..............................................................      25

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......      26

Item 6.  Exhibits and Reports on Form 8-K.........................      26


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         August 4,  February 3,
(In thousands)                                             2001        2001
                                                           ----        ----
                                                        (Unaudited)
ASSETS
Current assets
Cash and cash equivalents.............................  $125,536     $ 56,544
Available-for-sale securities, (including fair value
  adjustments of $0 and $3, respectively..............    45,307       48,817
Merchandise inventories...............................   276,010      259,127
Deferred taxes........................................    10,678       10,678
Prepayments and other.................................    55,716       56,748
                                                        --------     --------
  Total current assets................................   513,247      431,914
                                                        --------     --------

Property, equipment, and leasehold improvements.......   545,429      504,071
Less: accumulated depreciation and amortization.......   306,784      286,208
                                                        --------     --------
  Net property, equipment, and leasehold improvements.   238,645      217,863
                                                        --------     --------

Available-for-sale securities (including fair value
  adjustments of $44 and $77, respectively)...........    17,335       76,461
Goodwill..............................................    90,077       92,520
Other assets..........................................    29,406       34,009
                                                        --------     --------
Total assets..........................................  $888,710     $852,767
                                                        ========     ========

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                                         August 4,  February 3,
(In thousands except share amounts)                        2001        2001
                                                           ----        ----
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable......................................  $105,460    $ 94,881
Accrued expenses......................................   111,536     123,690
Income taxes payable..................................     8,351           0
Current portion -- long-term debt.....................     6,492       4,954
                                                        --------    --------
  Total current liabilities...........................   231,839     223,525
                                                        --------    --------

Deferred taxes........................................    21,433      21,433
Long-term debt........................................   118,062     113,540
Minority interest.....................................     1,000       1,000

Stockholders' equity
Common Stock $.10 par value
  Authorized -- 300,000,000 shares
  Issued -- 111,233,145 shares and
    110,731,483 shares, respectively..................    11,123      11,073
Additional paid-in capital............................    84,462      80,977
Treasury stock at cost -- 9,105,000 shares............   (41,537)    (41,537)
Deferred employee compensation........................    (4,258)     (1,629)
Accumulated other comprehensive (loss) income.........      (953)         74
Retained earnings.....................................   467,539     444,311
                                                        --------    --------
  Total stockholders' equity..........................   516,376     493,269
                                                        --------    --------
Total liabilities and stockholders' equity............  $888,710    $852,767
                                                        ========    ========

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)

                                                                Thirteen Weeks Ended
                                                                August 4,   July 29,
(In thousands except per-share amounts)                           2001        2000
                                                                  ----        ----
                                                                           (Restated)
Net sales....................................................  $402,700     $429,658
Other income.................................................     1,622        2,637
                                                               --------     --------
Total revenue................................................   404,322      432,295
                                                               --------     --------

Cost of goods sold, buying, and occupancy expenses...........   291,881      296,530
Selling, general, and administrative expenses................    84,553       89,044
Amortization of goodwill.....................................     1,221        1,196
Interest expense.............................................     2,386        2,093
                                                               --------     --------
Total expenses...............................................   380,041      388,863
                                                               --------     --------

Income before income taxes...................................    24,281       43,432
Income tax provision.........................................     9,421       16,591
                                                               --------     --------
Net income...................................................    14,860       26,841
                                                               --------     --------

Unrealized (losses) gains on available-for-sale securities,
  net of income taxes of $9 and ($184),respectively..........       (44)         341
Reclassification of realized losses on available-for-sale
  securities, net of income tax benefit of $0 and $18,
  respectively...............................................         0           33
Reclassification of amortization of deferred loss on termina-
  tion of derivative, net of income tax benefit of $52.......        97            0

Total other comprehensive gain, net of taxes.................        53          374
                                                               --------     --------
Comprehensive income.........................................  $ 14,913     $ 27,215
                                                               ========     ========

Basic net income per share...................................     $ .15        $ .27
                                                                  =====        =====
Diluted net income per share.................................     $ .14        $ .24
                                                                  =====        =====

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)

                                                               Twenty-six Weeks Ended
                                                                August 4,   July 29,
(In thousands except per-share amounts)                           2001        2000
                                                                  ----        ----
                                                                           (Restated)
Net sales....................................................  $797,461     $808,583
Other income.................................................     4,205        4,695
                                                               --------     --------
Total revenue................................................   801,666      813,278
                                                               --------     --------

Cost of goods sold, buying, and occupancy expenses...........   577,457      568,046
Selling, general, and administrative expenses................   179,041      181,815
Amortization of goodwill.....................................     2,443        2,396
Interest expense.............................................     4,771        4,202
                                                               --------     --------
Total expenses...............................................   763,712      756,459
                                                               --------     --------

Income before income taxes and cumulative effect of
  accounting change..........................................    37,954       56,819
Income tax provision.........................................    14,726       21,705
                                                               --------     --------
Income before cumulative effect of accounting change.........    23,228       35,114

Cumulative effect of accounting change, net of income
  tax benefit of $334........................................         0         (540)
                                                               --------     --------
Net income...................................................    23,228       34,574
                                                               --------     --------

Unrealized (losses) gains on available-for-sale securities,
  net of income taxes of $6 and ($150),respectively..........       (52)         278
Reclassification of realized losses on available-for-sale
  securities, net of income tax benefit of $4 and $33,
  respectively...............................................         6           62
Unamortized deferred loss on termination of derivative, net
  of income tax benefit of $620..............................    (1,152)           0
Reclassification of amortization of deferred loss on termina-
  tion of derivative, net of income tax benefit of $92.......       171            0
                                                               --------     --------
Total other comprehensive (loss) gain, net of taxes..........    (1,027)         340
                                                               --------     --------
Comprehensive income.........................................  $ 22,201     $ 34,914
                                                               ========     ========

Basic net income per share:
Income before cumulative effect of accounting change.........     $ .23        $ .35
Cumulative effect of accounting change, net of taxes.........       .00         (.01)
                                                                  -----        -----
Net income...................................................     $ .23        $ .34
                                                                  =====        =====
Diluted net income per share:
Income before cumulative effect of accounting change.........     $ .22        $ .33
Cumulative effect of accounting change, net of taxes.........       .00         (.01)
                                                                  -----        -----
Net income...................................................     $ .22        $ .32
                                                                  =====        =====

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Twenty-six Weeks Ended
                                                          August 4,   July 29,
(In thousands)                                              2001        2000
                                                            ----        ----
                                                                     (Restated)
Operating activities
Net income.............................................  $ 23,228     $ 34,574
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization........................    25,750       23,440
  Other, net...........................................       315          275
  Changes in operating assets and liabilities:
    Merchandise inventories............................   (16,883)       3,264
    Accounts payable...................................    10,579       28,318
    Prepayments and other..............................      (252)       3,185
    Accrued expenses...................................   (12,154)     (21,510)
    Income taxes payable...............................     8,351       12,488
                                                         --------     --------
Net cash provided by operating activities..............    38,934       84,034
                                                         --------     --------

Investing activities
Investment in capital assets...........................   (30,928)     (23,713)
Proceeds from sales of capital assets..................         0          789
Proceeds from sales of available-for-sale securities...    89,488       28,945
Gross purchases of available-for-sale securities.......   (26,900)     (22,397)
Increase in other assets...............................      (489)      (3,246)
                                                         --------     --------
Net cash provided by (used in) investing activities....    31,171      (19,622)
                                                         --------     --------

Financing activities
Reduction of long-term borrowings......................    (2,730)      (1,161)
Purchases of treasury stock............................          0        (713)
Proceeds from exercise of stock options................     1,617        2,372
                                                         --------     --------
Net cash provided by (used in) financing activities....    (1,113)         498
                                                         --------     --------

Increase in cash and cash equivalents..................    68,992       64,910
Cash and cash equivalents, beginning of period.........    56,544       34,299
                                                         --------     --------
Cash and cash equivalents, end of period...............  $125,536     $ 99,209
                                                         ========     ========

Non-cash financing and investing activities
Equipment acquired through capital leases..............  $  8,790     $  4,645
                                                         ========     ========

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of August 4, 2001 and the con-densed consolidated statements of operations and comprehensive income and of cash flows for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 4, 2001 and the results of operations and cash flows for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These con-densed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 2001 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 are not necessarily indicative of operating results for the full fiscal year.

In the fourth quarter of the fiscal year ended February 3, 2001 ("Fiscal 2001"), the Company changed its method of accounting for sales returns and layaway sales, as required by Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 effective as of the beginning of Fiscal 2001 and restated its results of operations for the first three quarters of Fiscal 2001. The cumulative effect of the adoption of SAB 101 as of January 30, 2000 was a decrease in income, net of taxes, of $540,000. Results of operations for the thirteen and twenty-six weeks ended July 29, 2000 as previously reported, prior to restatement for the adoption of SAB 101, are as follows:

                                                      Thirteen     Twenty-six
                                                    Weeks Ended   Weeks Ended
                                                      July 29,      July 29,
(In thousands, except per-share amounts)                2000          2000
                                                        ----          ----
Net sales.........................................    $428,229      $809,563
Cost of goods sold, buying, and occupancy expenses     295,744       568,585
Net income........................................      26,444        35,387
Basic net income per share........................        $.26          $.35
Diluted net income per share......................         .24           .33

Certain components of cash flow from operating activities for the twenty-six weeks ended July 29, 2000 have been restated to reflect the adoption of SAB 101.

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

                                         Accrued At              Accrued At
                                         January 29,              July 29,
(In thousands)                              2000      Payments      2000
                                            ----      --------      ----
Lease termination costs................    $4,890     $(3,727)     $1,163
Other costs............................     1,807        (518)      1,289
                                           ------     -------      ------
                                           $6,697     $(4,245)     $2,452
                                           ======     =======      ======

During the fourth quarter of the fiscal year ended January 29, 2000 ("Fis-cal 2000"), the Company recorded a restructuring charge of $1,459,000 in connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlapped Catherine's stores. During Fiscal 2001, the Company closed 10 of the 11 stores, and accrued restructuring charges of $1,086,000 related to these stores were paid. During the twenty-six weeks ended August 4, 2001, the Company closed the remaining store, and $373,000 was charged against this accrual. As of August 4, 2001, this restructuring plan was completed, and there were no remaining restructure accruals relat-ing to this plan.


3.  Long-term Debt

                                                    August 4,    February 3,
(In thousands)                                         2001         2001
                                                       ----         ----
7.5% Convertible subordinated notes due 2006......  $ 96,047     $ 96,047
Capital lease obligations.........................    22,126       15,890
7.5% mortgage note................................     6,357        6,449
Other.............................................        24          108
                                                    --------     --------
  Total long-term debt............................   124,554      118,494
Less current portion..............................     6,492        4,954
                                                    --------     --------
                                                    $118,062     $113,540
                                                    ========     ========

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


4.  Stockholders' Equity

                                                              Twenty-six
                                                              Weeks Ended
(In thousands)                                              August 4, 2001
                                                            --------------
Total stockholders' equity, beginning of period...........     $493,269
Net income................................................       23,228
Exercises of stock options................................          332
Amortization of deferred compensation expense.............          574
Net unamortized deferred loss on termination of
  derivative, net of income tax benefit of $529...........         (981)
Net unrealized losses on available-for-sale securities....          (46)
                                                               --------
Total stockholders' equity, end of period.................     $516,376
                                                               ========


5.  Derivative Financial Instruments

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Ac-counting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of the fiscal year ending February 2, 2002 ("Fiscal 2002"). During Fiscal 2001, the Company terminated an in-terest rate swap agreement with a notional principal amount of $50 million. In accordance with SFAS No. 133, the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) has been recognized in "Accumulated other comprehensive (loss) income" on the Company's consolidated balance sheet, and is being amortized to sell-ing, general, and administrative expenses over the 44-month remaining life of the original swap period.


6.  Customer Loyalty Card Program

During the first quarter of the current fiscal year, the Company began a customer loyalty card program for its Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $20 annual fee. Revenues from the program are recognized as sales over the life of the membership as discounts are earned. Upon cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs incurred by the Company in connection with the program are recognized in cost of goods sold as incurred. During the thirteen and twenty-six weeks ended August 4, 2001, the Company recognized $2,882,000 and $3,627,000, respectively, of revenues in connection with this program.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


7.  Net Income Per Share

                                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                                              August 4,   July 29,     August 4,   July 29,
(In thousands, except per-share amounts)        2001        2000         2001        2000
                                                ----        ----         ----        ----
                                                         (Restated)               (Restated)
Basic weighted average common shares
  outstanding..............................   101,377     101,121      101,311     100,986
Dilutive effect of assumed conversion
  of convertible notes.....................    12,875      12,875       12,875      12,875
Dilutive effect of stock options...........       973         952        1,001       1,115
                                              -------     -------      -------     -------
Diluted weighted average common shares and
  equivalents outstanding..................   115,225     114,948      115,187     114,976
                                              -------     -------      -------     -------
Income before cumulative effect of
  accounting change........................   $14,860     $26,841      $23,228     $35,114
Decrease in interest expense from
  assumed conversion of notes, net
  of income taxes..........................     1,114       1,125        2,229       2,251
                                              -------     -------      -------     -------
Income before cumulative effect of
  accounting change used to determine
  diluted earnings per share...............    15,974      27,966       25,457      37,365
Cumulative effect of accounting change,
  net of income taxes......................         0           0            0        (540)
                                              -------     -------      -------     -------
Net income used to determine diluted
  earnings per share.......................   $15,974     $27,966      $25,457     $36,825
                                              =======     =======      =======     =======

Options with weighted average exercise
  price greater than market price,
  excluded from computation of diluted
  earnings per share:
Number of shares...........................     4,710       4,635        5,181       3,742
Weighted average exercise price per share..     $7.76       $7.69        $7.58       $8.01

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


8.  Impact of Recent Accounting Pronouncements

In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 retains most of the provisions of SFAS No. 125, but revises the standards for accounting for securiti-zations and other transfers of financial assets and collateral and requires

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


certain disclosures. SFAS No. 140 is based on application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and serv icing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes lia-bilities when extinguished.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for dis-closures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and will adopt the accounting requirements of SFAS No. 140 to the extent that it issues new beneficial interests after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the results of operations or financial position for the thirteen or twenty-six weeks ended August 4, 2001, and is not expected to have a material impact on future operating results.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combina-tions initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. For business combinations accounted for under the purchase method which were completed prior to July 1, 2001, previously recorded goodwill and intangi-bles are to be evaluated against the criteria in SFAS No. 141, which may result in the reclassification of certain intangible assets into or out of recorded goodwill. SFAS No. 142 requires that goodwill and certain intan-gible assets with an indefinite useful life are not to be amortized, but are to be reviewed for impairment at least annually and written down in periods in which the recorded value of the goodwill or intangible asset exceeds its fair value.

For goodwill and other intangible assets acquired prior to June 30, 2001, the Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 as of February 3, 2002 (the beginning of the fiscal year ended February 1, 2003). The Company's condensed consolidated balance sheet as of August 4, 2001 includes $90.1 million of goodwill recognized as a result of the acquisition of Catherines Stores, Inc. ("Catherine's") in January 2000. In accordance with the provisions of these statements, the Company will continue to amortize the Catherine's goodwill through the end of Fis-cal 2002, recognizing approximately $4.9 million of amortization for Fiscal

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


2002. Commencing February 3, 2002, the Company will no longer amortize the Catherine's goodwill; however, subsequent impairment reviews may result in periodic write-downs of the Catherine's goodwill. In addition, intangible assets meeting the requirement for separate disclosure under SFAS Nos. 141 and 142 may be reclassified out of the Catherine's goodwill as of the date of adoption of the statements, and may be separately amortized based on their useful lives. Except for discontinuing the amortization of goodwill, the Company has not determined the impact of adoption of SFAS Nos. 141 and 142 with respect to the Catherine's goodwill on the Company's financial condition or results of operations.

The Company is required to adopt the provisions of SFAS No. 141 for business combinations accounted for under the purchase method that are completed subsequent to June 30, 2001. In accordance with the transition provisions of SFAS No. 142, the Company is required to adopt the provisions relating to non-amortization of goodwill and recognition of intangible assets for goodwill and intangibles acquired subsequent to June 30, 2001. The Company is required to adopt the provisions of SFAS No. 142 in full as of February 3, 2002. The Company will adopt the provisions of SFAS No. 141 and the transition provisions of SFAS No. 142 in accounting for its acqui-sition of Lane Bryant, Inc. (see "Note 9. Subsequent Events" below).


9.  Subsequent Events

On August 16, 2001, the Company announced the completion of the purchase of Lane Bryant, Inc. ("Lane Bryant"), a subsidiary of the Limited, Inc., for $335 million. Consideration paid for the purchase was $280 million cash and approximately 8.7 million shares of Charming Shoppes Inc. Common Stock valued at $55 million. Lane Bryant operates a chain of 651 retail apparel stores in 46 states, specializing in fashion apparel and related acces-sories for women wearing plus-sizes 14 and greater. Lane Bryant had net
sales of $930 million in the fiscal year ended February 3, 2001.   The cash
portion of the transaction was financed through existing cash balances and a new $375 million secured credit facility, discussed below. The Limited, Inc. is restricted from selling the Charming Shoppes, Inc. Common Stock for a one-year period after the close of the transaction.

The Lane Bryant acquisition is being accounted for under the purchase method of accounting in accordance with the provisions of SFAS No. 141 and SFAS No. 142 (see "Note 8. Impact of Recent Accounting Pronouncements" above). The Company's prior-period results will not be restated. The Com-pany has not completed the allocation of the purchase price to the net assets acquired. However, the Company anticipates that the purchase price will exceed the fair value of the net assets acquired.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


In connection with the acquisition of Lane Bryant, on August 16, 2001 the Company replaced its existing $150,000,000 revolving credit facility with a $375,000,000 credit facility pursuant to a loan and security agreement of the same date (the "Facility" or the "Agreement"). This Facility includes a revolving credit facility with a maximum availability of $300,000,000, subject to borrowing limitations based on eligible inventory and the value of certain real property, and a three-year term loan of $75,000,000. The revolving credit facility expires on August 16, 2004, with an option to renew the Agreement for an additional year. The Company also terminated its existing $20,000,000 and $10,000,000 revolving credit facilities, which were obtained in connection with the Company's previous acquisitions of the Catherine's and Modern Woman stores.

The revolving credit facility enables the Company to issue up to $150,000,000 of letters of credit for overseas purchases of merchandise and provides for cash borrowings, if necessary. There is a fee of 1-1/2% per annum on outstanding documentary letters of credit, a fee of 2% per annum on outstanding stand-by letters of credit, a fee of .375% to .5% per annum on the unused portion of the revolving credit facility, and annual servic-ing fees totaling $156,000. The Facility is secured by the Company's mer-chandise inventory, furniture and fixtures, certain of the Company's real properties, and certain other assets. The interest rate on borrowings under the revolving credit line ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans. The interest rate on borrowings under the term loan equals Prime plus 4% per annum, with minimum and maximum rates of 11.5% and 13%, respectively, per annum.

The Agreement includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limita-tions. The Agreement also requires, among other things, that the Company not pay dividends on its Common Stock and maintain an Adjusted Tangible Net Worth (as defined in the Agreement) of $228,000,000 (subject to increase or decrease in certain circumstances). Until the term loan is paid in full, the Company is required to maintain a minimum twelve-month earnings before interest, income taxes, depreciation, and amortization ("EBITDA") of $140,000,000 and maintain a ratio of Total Secured Debt to EBITDA of not greater than 3 to 1, as more fully described in the Agreement.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Re-sults of Operations contains certain forward-looking statements concerning the Company's operations, performance and financial condition. In particu-lar, it includes forward-looking statements regarding the Company's growth, expense reduction initiatives, earnings, sales performance, store openings and closings, cost savings, capital requirements, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) failure to achieve successful integrations, (ii) rapid changes in or miscalculation of fashion trends, (iii) extreme or unseason-able weather conditions, (iv) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (v) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of trans-portation, (vi) the interruption of merchandise flow to the Company's retail stores from its centralized distribution facilities, (vii) competi-tive pressures, (viii) the ability to hire and train associates, (ix) the availability of suitable store locations on appropriate terms, (x) failure to realize merger-related synergies, and (xi) the adverse effects of acts or threats of war, terrorism, or other armed conflict on the United States and international economies. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 --Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securi-ties Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, and in the Company's re-ports filed with the Securities and Exchange Commission from time to time.

RECENT DEVELOPMENTS

On August 16, 2001, the Company announced the completion of the purchase of Lane Bryant, Inc. ("Lane Bryant"), a subsidiary of the Limited, Inc., for $335 million. Consideration paid for the purchase was $280 million cash and approximately 8.7 million shares of Charming Shoppes Inc. Common Stock valued at $55 million. Lane Bryant operates a chain of 651 retail apparel stores in 46 states, specializing in fashion apparel and related acces-sories for women wearing plus-sizes 14 and greater. Lane Bryant had net
sales of $930 million in the fiscal year ended February 3, 2001.   The cash
portion of the transaction was financed through existing cash balances and a new $375 million secured credit facility, discussed below. The Limited, Inc. is restricted from selling the Charming Shoppes, Inc. Common Stock for a one-year period after the close of the transaction.

The Lane Bryant acquisition is being accounted for under the purchase method of accounting in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (see "Notes to Condensed Consolidated Finan-cial Statements; Note 8. Impact of Recent Accounting Pronouncements" on pages 10 through 12 above). The Company's prior-period results will not be restated. The Company has not completed the allocation of the purchase price to the net assets acquired. However, the Company anticipates that the purchase price will exceed the fair value of the net assets acquired.

In connection with the acquisition of Lane Bryant, on August 16, 2001 the Company replaced its existing $150,000,000 revolving credit facility with a $375,000,000 credit facility pursuant to a loan and security agreement of the same date (the "Facility" or the "Agreement"). This Facility includes a revolving credit facility with a maximum availability of $300,000,000, subject to borrowing limitations based on eligible inventory and the value of certain real property, and a three-year term loan of $75,000,000. The revolving credit facility expires on August 16, 2004, with an option to renew the Agreement for an additional year. The Company also terminated its existing $20,000,000 and $10,000,000 revolving credit facilities, which were obtained in connection with the Company's previous acquisitions of the Catherine's and Modern Woman stores.

The revolving credit facility enables the Company to issue up to $150,000,000 of letters of credit for overseas purchases of merchandise and provides for cash borrowings, if necessary. There is a fee of 1-1/2% per annum on outstanding documentary letters of credit, a fee of 2% per annum on outstanding stand-by letters of credit, a fee of .375% to .5% per annum on the unused portion of the revolving credit facility, and annual servic-ing fees totaling $156,000. The Facility is secured by the Company's merchandise inventory, furniture and fixtures, certain of the Company's real properties, and certain other assets. The interest rate on borrowings under the revolving credit line ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans. The interest rate on borrowings under the term loan equals Prime plus 4% per annum, with minimum and maximum rates of 11.5% and 13%, respectively, per annum.

The Agreement includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limita-tions. The Agreement also requires, among other things, that the Company not pay dividends on its Common Stock and maintain an Adjusted Tangible Net Worth (as defined in the Agreement) of $228,000,000 (subject to increase or decrease in certain circumstances). Until the term loan is paid in full, the Company is required to maintain a minimum twelve-month earnings before interest, income taxes, depreciation, and amortization ("EBITDA") of $140,000,000 and maintain a ratio of Total Secured Debt to EBITDA of not greater than 3 to 1, as more fully described in the Agreement.


RESULTS OF OPERATIONS


The following table sets forth certain financial data expressed as a per-centage of net sales:

                                           Thirteen Weeks Ended    Twenty-six Weeks Ended
                                           August 4,   July 29,     August 4,   July 29,
                                             2001        2000         2001        2000
                                             ----        ----         ----        ----
Net sales...............................    100.0%      100.0%       100.0%      100.0%
Other income............................      0.4         0.6          0.5         0.6
Cost of goods sold, buying, and
  Occupancy expenses....................     72.5        69.0         72.4        70.3
Selling, general, and administrative
  Expenses..............................     21.0        20.7         22.5        22.5
Amortization of goodwill................      0.3         0.3          0.3         0.3
Interest expense........................      0.6         0.5          0.6         0.5
Income tax provision....................      2.3         3.9          1.8         2.7
Income before cumulative effect of
  accounting change.....................      3.7         6.2          2.9         4.3
Net income..............................      3.7         6.2          2.9         4.3

The following table sets forth certain comparative sales data:

                                         Thirteen Weeks Ended    Twenty-six Weeks Ended
                                         August 4,   July 29,     August 4,   July 29,
                                           2001        2000         2001        2000
                                           ----        ----         ----        ----
(Decrease) increase in comparable
  store sales(1)(2):
  Fashion Bug.........................    (8.2)%      (0.2)%       (6.0)%       1.0%
  Catherine's.........................    (1.7)        --          (0.1)        --

Sales from new stores as a percent-
  age of total prior-period sales(2):
  Fashion Bug.........................     5.4         7.8          5.9         7.7
  Catherine's.........................     3.3        33.2(3)       3.8        36.4(3)
  Monsoon/Accessorize.................     0.1         --           0.1         --

Prior-period sales from closed
  stores as a percentage of total
  prior-period sales(2):
  Fashion Bug.........................    (2.8)       (3.4)        (2.9)       (3.2)
  Catherine's stores..................    (4.5)        --          (5.1)        --

(Decrease) increase in total sales....    (6.3)       37.4         (1.4)       41.9

--------------------
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.
(2) Based on equivalent periods. Results for thirteen and twenty-six weeks ended August 4, 2001 may not be equivalent to change in total sales.
(3)  Includes sales from Modern Woman stores acquired in August 1999.


Thirteen Weeks Ended August 4, 2001 and July 29, 2000

Net sales for the quarter ended August 4, 2001 ("Fiscal 2002 Second Quar-ter") totaled $402.7 million as compared to net sales of $429.7 million for the quarter ended July 29, 2000 ("Fiscal 2001 Second Quarter"). Net sales for the Fiscal 2002 Second Quarter include $306.2 million in sales from Fashion Bug stores and $96.5 million in sales from Catherine's Stores. Net sales for the Fiscal 2001 Second Quarter include $325.9 million in sales from Fashion Bug stores and $103.8 million in sales from Catherine's Stores. Fashion Bug comparable store sales decreased primarily as a result of exiting the girls merchandise business. In January 2001, the Company announced plans to support growth in large-size apparel and eliminate girls apparel from Fashion Bug stores, effective at the end of the 2000-2001 winter season. For Catherine's Stores, an increase in sales of casual sportswear was offset by decreases in sales of career-wear and dresses. Fashion Bug and Catherine's comparable store sales were also negatively affected by a generally difficult retail sales environment.

As of August 4, 2001, the Company operated 1,237 Fashion Bug stores, 532 Catherine's stores, and 2 Monsoon/Accessorize stores, as compared to 1,204 Fashion Bug stores and 536 Catherine's/Modern Woman stores as of July 29, 2000.

Other income expressed as a percentage of sales decreased 0.2% in the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter, primarily as a result of a decrease in interest income. Interest income decreased as a result of lower levels of invested funds during the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter. During the Fiscal 2002 Second Quarter, the Company converted investments in marketable securities to cash and cash equivalents pending the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above).

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales increased 3.5% in the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter. Cost of goods sold as a percentage of sales increased 1.7% in the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter. The reduction in merchandise margins was primarily a result of higher than planned promotional activity in response to a slow retail sales environment. Cost of goods sold includes merchan-dise costs, net of discounts and allowances, freight, and inventory shrink-age. Net merchandise costs and freight are capitalized as inventory costs.

Buying and occupancy expenses expressed as a percentage of sales increased 1.8% in the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter. The increase in buying and occupancy expenses as a per-centage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of a decline in comparable store sales. Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, general, and administrative expenses decreased $4.5 million in the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter, but increased 0.3% as a percentage of sales. Cost containment initiatives implemented during the Fiscal 2002 First Quarter favorably impacted selling and corporate administrative expenses in the current quarter. Addition-ally, selling expenses in the Fiscal 2002 Second Quarter benefited from a reduced rate of wage increases in the Company's stores and an improvement in the Company's credit operations as a result of reduced interest rates related to the Company's asset securitization program. The increase in selling, general, and administrative expenses as a percentage of sales was a result of the lack of leverage from the decline in comparable store sales. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

Interest expense expressed as a percentage of sales increased 0.1% in the Fiscal 2002 Second Quarter as compared to the Fiscal 2001 Second Quarter. During the Fiscal 2002 Second Quarter, the Company acquired $3.0 million of point-of-sale equipment for its stores through the use of long-term capital lease financing.

The income tax provision for the Fiscal 2002 Second Quarter was 38.8% of the Company's pre-tax income, as compared to 38.2% for the Fiscal 2001 Second Quarter. The increase in the effective tax rate is primarily attributable to an increase in the tax provision related to one of the Company's employee insurance programs.

Net income per share, assuming dilution, for the Fiscal 2002 Second Quarter was $.14 as compared to $.24 for the Fiscal 2001 Second Quarter. Diluted net income per share excluding goodwill amortization (cash earnings per share) was $.15 for the Fiscal 2002 Second Quarter as compared to $.25 for the Fiscal 2001 Second Quarter.


Twenty-six Weeks Ended August 4, 2001 and July 29, 2000

Net sales for the twenty-six weeks ended August 4, 2001 ("first half of Fiscal 2002") totaled $797.5 million as compared to net sales of $808.6 million for the twenty-six weeks ended July 29, 2000 ("first half of Fiscal 2001"). Net sales for the first half of Fiscal 2002 include $596.0 million in sales from the Company's Fashion Bug stores and $201.5 million in sales from Catherine's Stores. Net sales for the first half of Fiscal 2001 include $600.7 million in sales from the Company's Fashion Bug stores and $207.9 million in sales from Catherine's Stores. Fashion Bug comparable store sales decreased primarily as a result of exiting the girls merchan-dise business. In January 2001, the Company announced plans to support growth in large-size apparel and eliminate girls apparel from Fashion Bug stores, effective at the end of the 2000-2001 winter season. For Cather-ine's Stores, an increase in sales of casual sportswear was offset by decreases in sales of career-wear and dresses. Fashion Bug and Catherine's comparable store sales were also negatively affected by a generally difficult retail sales environment.

Other income expressed as a percentage of sales decreased 0.1% in the first half of Fiscal 2002 as compared to the first half of Fiscal 2001, primarily as a result of a decrease in interest income. Interest income decreased as a result of lower levels of invested funds during the first half of Fiscal 2002 as compared to the first half of Fiscal 2001. During the first half of Fiscal 2002, the Company converted investments in marketable securities to cash and cash equivalents pending the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above).

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales increased 2.1% in the first half of Fiscal 2002 as compared to the first half of Fiscal 2001. Cost of goods sold as a percentage of sales increased 0.9% in the first half of Fiscal 2002 as compared to the first half of Fiscal 2001. The reduction in merchandise margins was primarily a result of higher than planned promotional activity in response to a slow retail sales environment and costs related to exiting the girls business in the Company's Fashion Bug stores, which were partially offset by strong management of in-season inventory levels. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

Buying and occupancy expenses expressed as a percentage of sales increased 1.2% in the first half of Fiscal 2002 as compared to the first half of Fiscal 2001. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of a decline in comparable store sales. Increased utilities expenses and relatively higher occupancy expenses for new and relocated stores as compared to the Company's existing stores also contributed to the increase in buying and occupancy expenses as a percent-age of sales. Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, general, and administrative expenses decreased $2.8 million in the first half of Fiscal 2002 as compared to the first half of Fiscal 2001, and were unchanged as a percentage of sales. The decrease was primarily attributable to cost containment initiatives implemented during the Fiscal 2002 First Quarter, which favorably impacted selling and corporate adminis-trative expenses. Additionally, selling expenses in the first half of Fiscal 2002 benefited from a reduced rate of wage increases in the Com-pany's stores and an improvement in the Company's credit operations as a result of reduced interest rates related to the Company's asset securitiza-tion program. Selling, general, and administrative expenses exclude good-will amortization related to the acquisition of the Catherine's stores.

Interest expense expressed as a percentage of sales increased 0.1% in the first half of Fiscal 2002 as compared to the first half of Fiscal 2001. During the first half of Fiscal 2002, the Company acquired $8.8 million of point-of-sale equipment for its stores through the use of long-term capital lease financing.

The income tax provision for the first half of Fiscal 2002 was 38.8% of the Company's pre-tax income, as compared to 38.2% for the first half of Fiscal 2001. The increase in the effective tax rate is primarily attributable to an increase in the tax provision related to one of the Company's employee insurance programs.

Net income per share, assuming dilution, for the first half of Fiscal 2002 was $.22 as compared to $.32 for the first half of Fiscal 2001. Diluted net income per share excluding goodwill amortization (cash earnings per share) was $.24 for the first half of Fiscal 2002 as compared to $.34 for the first half of Fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash flow from opera-tions, its proprietary credit card receivables securitization agreements, its investment portfolio, and its credit facilities. The following table highlights certain information related to the Company's liquidity and capital resources:

                                                   August 4,  February 3,
(Dollars in thousands)                               2001        2001
                                                     ----        ----
Working capital.................................   $281,408    $208,389
Cash and cash equivalents.......................    125,536      56,544
Available-for-sale securities...................     62,642     125,278
Current ratio...................................        2.2         1.9
Long-term debt to equity (%)....................       22.9        23.0

Net cash provided by operating activities was $38.9 million for the first half of Fiscal 2002, as compared to $84.0 million for the first half of Fiscal 2001. Cash provided by operating activities for the first half of Fiscal 2001 benefited from an increase in trade accounts payable, net of the change in inventories, resulting from improved credit terms for the Company's Catherine's Stores. Cash provided by operating activities for the first half of Fiscal 2002 was negatively impacted by reduced operating income and an increase in merchandise inventories, partially offset by a net decrease in payments of accrued expenses. As a result of the recent decline in interest rates, a portion of the Company's investments in U. S. government agency bonds with early redemption provisions were called for redemption during the first half of Fiscal 2002. The $62.6 million decrease in available-for-sale securities during the first half of Fiscal 2002 was primarily a result of these redemptions. The Company invested the proceeds from these early redemptions in money market funds pending their possible use in connection with the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above), which resulted in an increase in cash and cash equiv-alents.

As of August 4, 2001, the Company had an agreement with a commercial finance company to provide a revolving credit facility with a maximum availability of $150 million, subject to limitations based upon eligible inventory. This facility, which was replaced with a $375 million facility after the end of the current period (see "Recent Developments" above), en-abled the Company to issue letters of credit for overseas purchases of merchandise and provided for seasonal cash borrowings, if necessary. The facility was secured by merchandise inventory, furniture and fixtures at the Fashion Bug retail stores, and certain other Company assets. The interest rate on borrowings was 0.5% above the Prime rate. There was a fee of .25% on the unused portion of the first $105 million of the facility, and a $100 thousand annual servicing fee. As of August 4, 2001, the avail-ability under this facility was approximately $144.8 million, against which the Company had outstanding letters of credit of $58.4 million. There were no cash borrowings outstanding under this agreement as of August 4, 2001. The agreement required among other things, that the Company maintain a min-imum net worth of $350 million and not pay dividends on its Common Stock.

As a result of the Catherine's Stores acquisition, the Company had an agreement with a bank to provide a revolving credit facility with a maximum availability of $20 million. This facility, which was replaced in connec-tion with the Company's new $375 million credit facility (see "Recent Developments" above), enabled the Company to issue letters of credit for overseas purchases of merchandise and provided for seasonal cash borrow-ings, if necessary, by utilizing a $5 million swingline credit facility. The agreement was secured by inventory, general intangibles, patents, trademarks, and proceeds of the foregoing. The interest rate on borrowings was equal to the agent bank's prime rate.

As a result of the acquisition of Modern Woman, the Company also had an agreement with a bank to provide a revolving credit facility with a maximum availability of $10 million. As of August 4, 2001, $5.0 million was available under this agreement, against which the Company had outstanding letters of credit of $0.7 million. The Company had pledged $5 million of available-for-sale securities as security for the line of credit. This facility was discontinued in connection with the Company's new $375 million credit facility (see "Recent Developments" above).

During the first half of Fiscal 2002, pursuant to a program to replace its existing POS equipment, the Company acquired $8.8 million of POS equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. The Company anticipates acquiring additional POS equipment at a total cost of approximately $7.0 million over the next 9-12 months, which will be financed through the use of capital leases.

As of August 4, 2001, the Company has current debt maturity payments of $6.5 million, which are primarily for amounts due under the Company's capital lease obligations and the Catherine's Stores 7.5% Mortgage Note.

Capital expenditures (excluding equipment acquired through capital leases) were $30.9 million during the first half of Fiscal 2002. During the re-mainder of Fiscal 2002, the Company anticipates incurring additional capi-tal expenditures of approximately $30-35 million. These capital expendi-tures will primarily be for the construction, remodeling, and fixturing of new and existing retail stores, investments in management information systems technology, and improvements to the Company's corporate offices and distribution centers. The Company expects to finance these capital expen-ditures principally through internally-generated funds.

The Company plans to open 110-120 new Fashion Bug and Catherine's stores, remodel 35-40 stores, and relocate 65-70 stores during the fiscal year ended February 2, 2002 ("Fiscal 2002"). The following table sets forth information with respect to store activity for the first half of Fiscal 2002:

                                 Fashion                Monsoon/
                                   Bug     Catherine's Accessorize
                                  Stores     Stores      Stores      Total
                                  ------     ------      ------      -----
Stores at February 3, 2001.....    1,230      524           0        1,754
                                   -----      ---           -        -----

Stores opened..................       23       15           2           40
Stores closed..................      (16)      (7)          0          (23)
                                   -----      ---           -        -----
Net change in stores...........        7        8           2           17
                                   -----      ---           -        -----

Stores at August 4, 2001.......    1,237      532           2        1,771
                                   =====      ===           =        =====

Stores relocated during period.       12       13                       25
Stores remodeled during period.       19        9                       28

On August 16, 2001, the Company announced the completion of the purchase of Lane Bryant (see "Recent Developments" above). In addition to the 651 Lane Bryant stores acquired, the Company plans to add 25-35 stores to the Lane Bryant chain during the next 12 months. The total capital expenditure commitment related to Lane Bryant for the next twelve months is approxi-mately $20.0 million.

The Company has a trust to which the Company sells, at face value, its interest in receivables created under the Company's Fashion Bug proprietary credit card program. The Company, together with the trust, has entered into various agreements whereby it can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the party with whom the trust has entered into the securitization agreement.

Charming Shoppes Receivables Corp. and Charming Shoppes, Street, Inc., wholly-owned indirect subsidiaries of the Company, are separate special-purpose corporations. At August 4, 2001, Charming Shoppes Receivables Corp. had $35.5 million of Charming Shoppes Master Trust Certificates, and

Charming Shoppes Street, Inc. had $1.1 million of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the cred-it enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitiza-tion, and the Company does not have any risk of counter-party non-performance.

The Company has a non-recourse agreement pursuant to which a third party provides an accounts receivable proprietary credit card sales funding program for its Catherine's Stores. This funding program expires in Janu-ary 2005. Under this agreement, the third party reimburses the Company daily with respect to the proprietary credit card sales generated by the Catherine's Stores credit card accounts.

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


MARKET RISK

The Company manages its Fashion Bug proprietary credit card program through various operating entities that are wholly owned by the Company. The primary activity of these entities is to service the proprietary credit card portfolio, the balances of which are sold to a trust under a credit card securitization program. Under the securitization program, the Company can be exposed to fluctuations in interest rates to the extent that interest rates charged to its customers vary from the rates paid on certificates issued by the trust. Finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issue. The Company has exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of August 4, 2001, the floating rate finance charge rate was below the contractual floor rate, thus exposing the Company to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2002, an increase of approximately $500,000 in selling, general, and administrative expenses would result.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Market Risk," above.

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on June 14,
2001.

(b)  Not applicable.

(c) Joseph L. Castle II, Pamela S. Lewis, and Katherine M. Hudson were nominated for election, in the Company's Proxy Statement, to serve three-year terms as Class B Directors. The total number of shares represented at the Annual Meeting were 99,047,378 shares. The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class B Directors nominated:

                 Name                 Votes For   Votes Withheld
     ----------------------------     ---------   --------------
     Joseph L. Castle II             96,757,222      2,290,156
     Pamela S. Lewis                 96,757,564      2,289,814
     Katherine M. Hudson             96,751,561      2,295,817


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

2.1 Stock Purchase Agreement dated as of July 9, 2001 among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.1)

2.2 Services Agreement dated as of August 16, 2001 between LBH, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Regis-trant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.2)

2.3 Covenant Agreement dated as of August 16, 2001 between Charming Shoppes, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.3)

2.4 Master Sublease dated as of August 16, 2001 between The Limited, Inc. and Lane Bryant, Inc. , incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4)

2.5 Lease Agreement dated as of August 16, 2001 by and between Distribu-tion Land Corp. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.5)

2.6 Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Indus-tries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.6)

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2)

4.1 Registration Agreement dated as of August 16, 2001 between Charming Shoppes, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.1)

(b)  Reports on Form 8-K

On August 31, 2001, the Company filed a report on Form 8-K dated August 16, 2001. The Form 8-K was filed to report, under "Item 2. Acquisition or Disposition of Assets," the acquisition by Venice Acquisition Corporation, a subsidiary of the Company, of all of the outstanding capital stock of LBH, Inc. from a subsidiary of The Limited, Inc. LBH, Inc. owns all of the outstanding capital stock of Lane Bryant, Inc. and certain other entities that hold assets used in Lane Bryant's business. In accordance with Items 7(a)(4) and 7(b)(2) of Form 8-K, the financial statements and pro forma financial information required by "Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits" of Form 8-K will be filed by amendment to the Form 8-K dated August 16, 2001 no later than 60 days after August 31, 2001.

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




                                            CHARMING SHOPPES, INC.
                                            ----------------------
                                                 (Registrant)


Date:  September 17, 2001                      /S/DORRIT J. BERN
                                               -----------------
                                                 Dorrit J. Bern
                                              Chairman of the Board
                                      President and Chief Executive Officer


Date:  September 17, 2001                     /S/ERIC M. SPECTER
                                              ------------------
                                                Eric M. Specter
                                            Executive Vice President
                                             Chief Financial Officer