Form 10-Q
period 2001-11-03
CHARMING SHOPPES INC
filed 2001-12-18
CIK 19353

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 3, 2001

                                    or

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

                        Commission File No. 0-7258

                          CHARMING SHOPPES, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                          23-1721355
                ------------                          ----------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

        450 WINKS LANE, BENSALEM, PA                     19020
        ----------------------------                     -----
  (Address of principal executive offices)            (Zip Code)

                              (215) 245-9100
            ---------------------------------------------------
           (Registrant's telephone number, including Area Code)

                              NOT APPLICABLE
--------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes (X)     No ( )

The number of shares outstanding of the issuer's Common Stock, as of Novem-ber 3, 2001, was 110,933,717 shares.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
   November 3, 2001 and February 3, 2001..........................   2 - 3

Condensed Consolidated Statements of Operations and
   Comprehensive Income
   Thirteen weeks ended November 3, 2001 and October 28, 2000.....       4
   Thirty-nine weeks ended November 3, 2001 and October 28, 2000..       5

Condensed Consolidated Statements of Cash Flows
   Thirty-nine weeks ended November 3, 2001 and October 28, 2000..       6

Notes to Condensed Consolidated Financial Statements..............  7 - 17

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements........................................      18

Recent Developments............................................... 18 - 21

Results of Operations............................................. 22 - 27

Liquidity and Capital Resources................................... 27 - 30

Market Risk.......................................................      31

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk..............................................................      31

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................... 32 - 33

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               November 3,   February 3,
(In thousands)                                                     2001          2001
                                                                   ----          ----
                                                               (Unaudited)
ASSETS
Current assets
Cash and cash equivalents....................................  $   56,578     $ 56,544
Available-for-sale securities, (including fair value
  adjustments of $34 and $3, respectively....................      40,964       48,817
Merchandise inventories......................................     433,738      259,127
Deferred taxes...............................................      31,848       10,678
Prepayments and other........................................      77,213       56,748
                                                               ----------     --------
  Total current assets.......................................     640,341      431,914
                                                               ----------     --------

Property, equipment, and leasehold improvements..............     648,259      504,071
Less: accumulated depreciation and amortization..............     322,043      286,208
                                                               ----------     --------
  Net property, equipment, and leasehold improvements........     326,216      217,863
                                                               ----------     --------

Trademarks and other intangible assets.......................     171,967            0
Goodwill.....................................................     113,045       92,520
Available-for-sale securities (including fair value
  adjustments of $8 and $77, respectively)...................      10,199       76,461
Other assets.................................................      36,450       34,009
                                                               ----------     --------
Total assets.................................................  $1,298,218     $852,767
                                                               ==========     ========

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                              November 3,   February 3,
(In thousands except share amounts)                               2001          2001
                                                                  ----          ----
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings........................................ $  152,503    $      0
Accounts payable.............................................    149,433      94,881
Accrued expenses.............................................    167,553     123,690
Income taxes payable.........................................      7,965           0
Current portion -- long-term debt............................      7,597       4,954
                                                              ----------    --------
  Total current liabilities..................................    485,051     223,525
                                                              ----------    --------

Deferred taxes...............................................     34,475      21,433
Long-term debt...............................................    205,198     113,540
Minority interest............................................      1,000       1,000

Stockholders' equity
Common Stock $.10 par value
  Authorized -- 300,000,000 shares
  Issued -- 111,349,933 shares and
    110,731,483 shares, respectively.........................     11,135      11,073
Additional paid-in capital...................................    100,619      80,977
Treasury stock at cost -- 416,216 shares and
  9,105,000 shares, respectively.............................     (1,899)    (41,537)
Deferred employee compensation...............................     (4,191)     (1,629)
Accumulated other comprehensive (loss) income................       (869)         74
Retained earnings............................................    467,699     444,311
                                                              ----------    --------
  Total stockholders' equity.................................    572,494     493,269
                                                              ----------    --------
Total liabilities and stockholders' equity................... $1,298,218    $852,767
                                                              ==========    ========

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)


                                                                 Thirteen Weeks Ended
                                                                ----------------------
                                                               November 3,   October 28,
(In thousands except per-share amounts)                           2001          2000
                                                                  ----          ----
                                                                             (Restated)
Net sales....................................................  $549,295      $363,812
                                                               --------      --------

Cost of goods sold, buying, and occupancy expenses...........   396,026       255,576
Selling, general, and administrative expenses................   146,248        94,846
Amortization of goodwill.....................................     1,221         1,199
                                                               --------      --------
Total operating expenses.....................................   543,495       351,621
                                                               --------      --------

Income from operations.......................................     5,800        12,191

Other income, principally interest...........................     1,098         2,139
Interest expense.............................................    (6,636)       (2,393)
                                                               --------      --------

Income before income taxes...................................       262        11,937
Income tax provision.........................................       102         4,560
                                                               --------      --------
Net income...................................................       160         7,377
                                                               --------      --------
Unrealized (losses) gains on available-for-sale securities,
  net of income taxes of $0 and ($243),respectively..........        (1)          456
Reclassification of realized losses on available-for-sale
  securities, net of income tax benefit of $0 and $57,
  respectively...............................................         0           104
Reclassification of amortization of deferred loss on termina-
  tion of derivative, net of income tax benefit of $46.......        85             0
                                                               --------      --------
Total other comprehensive income, net of taxes...............        84           560
                                                               --------      --------

Comprehensive income.........................................  $    244      $  7,937
                                                               ========      ========

Basic net income per share...................................      $.00          $.07
                                                                   ====          ====
Diluted net income per share.................................      $.00          $.07
                                                                   ====          ====

Certain prior-period amounts have been reclassified to conform to the current presentation.

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME
                                (Unaudited)

                                                                Thirty-nine Weeks Ended
                                                                -----------------------
                                                               November 3,   October 28,
(In thousands except per-share amounts)                            2001          2000
                                                                   ----          ----
                                                                              (Restated)
Net sales..................................................... $1,346,756    $1,172,395
                                                               ----------    ----------

Cost of goods sold, buying, and occupancy expenses............    973,483       823,622
Selling, general, and administrative expenses.................    324,489       276,079
Amortization of goodwill......................................      3,664         3,595
                                                               ----------    ----------
Total operating expenses......................................  1,301,636     1,103,296
                                                               ----------    ----------

Income from operations........................................     45,120        69,099

Other income, principally interest............................      4,503         6,252
Interest expense..............................................    (11,407)       (6,595)
                                                               ----------    ----------
Income before income taxes and cumulative effect of
  accounting change...........................................     38,216        68,756
Income tax provision..........................................     14,828        26,265
                                                               ----------    ----------
Income before cumulative effect of accounting change..........     23,388        42,491

Cumulative effect of accounting change, net of income
  tax benefit of $334.........................................          0          (540)
                                                               ----------    ----------
Net income....................................................     23,388        41,951
                                                               ----------    ----------
Unrealized (losses) gains on available-for-sale securities,
  net of income taxes of $5 and ($393),respectively...........        (53)          734
Reclassification of realized losses on available-for-sale
  securities, net of income tax benefit of $4 and $90,
  respectively................................................          6           166
Unamortized deferred loss on termination of derivative, net
  of income tax benefit of $621...............................     (1,152)            0
Reclassification of amortization of deferred loss on termina-
  tion of derivative, net of income tax benefit of $138.......        256             0
                                                               ----------    ----------
Total other comprehensive (loss) income, net of taxes.........       (943)          900
                                                               ----------    ----------

Comprehensive income.......................................... $   22,445    $   42,851
                                                               ==========    ==========
Basic net income per share:
Income before cumulative effect of accounting change..........      $ .22         $ .42
Cumulative effect of accounting change, net of taxes..........        .00          (.01)
                                                                    -----         -----
Net income....................................................      $ .22         $ .41
                                                                    =====         =====
Diluted net income per share:
Income before cumulative effect of accounting change..........      $ .22         $ .40
Cumulative effect of accounting change, net of taxes..........        .00          (.01)
                                                                    -----         -----
Net income....................................................      $ .22         $ .39
                                                                    =====         =====

Certain prior-period amounts have been reclassified to conform to the current presentation.

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                               Thirty-nine Weeks Ended
                                                               -----------------------
                                                              November 3,   October 28,
(In thousands)                                                    2001          2000
                                                                  ----          ----
                                                                             (Restated)
Operating activities
Net income...................................................   $23,388       $41,951
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..............................    43,982        35,964
  Other, net.................................................       302           329
  Changes in operating assets and liabilities, excluding
    acquisition of Lane Bryant, Inc.:
    Merchandise inventories..................................   (66,660)      (47,911)
    Accounts payable.........................................    29,001        47,364
    Prepayments and other....................................   (10,245)       10,670
    Accrued expenses.........................................     2,101       (21,556)
    Income taxes payable.....................................     7,965         7,291
                                                               --------      --------
Net cash provided by operating activities....................    29,834        74,102
                                                               --------      --------
Investing activities
Investment in capital assets.................................   (48,369)      (45,250)
Proceeds from sales of capital assets........................         0           833
Acquisition of Lane Bryant, Inc., net of cash acquired.......  (280,841)            0
Proceeds from sales of available-for-sale securities.........   105,931        54,285
Gross purchases of available-for-sale securities.............   (31,866)      (55,281)
Increase in other assets.....................................    (3,481)       (4,169)
                                                               --------      --------
Net cash used in investing activities........................  (258,626)      (49,582)
                                                               --------      --------
Financing activities
Proceeds from short-term borrowings..........................   370,994             0
Repayments of short-term borrowings..........................  (218,491)            0
Proceeds from long-term borrowings...........................    85,950             0
Repayments of long-term borrowings...........................    (4,299)       (2,503)
Payments of deferred financing costs.........................    (7,541)            0
Purchases of treasury stock..................................         0          (713)
Proceeds from exercise of stock options......................     2,213         2,656
                                                               --------      --------
Net cash provided by (used in) financing activities..........   228,826          (560)
                                                               --------      --------

Increase in cash and cash equivalents........................        34        23,960
Cash and cash equivalents, beginning of period...............    56,544        34,299
                                                               --------      --------
Cash and cash equivalents, end of period.....................  $ 56,578      $ 58,259
                                                               ========      ========
Non-cash financing and investing activities
Common stock issued for acquisition of Lane Bryant, Inc......  $ 55,000      $      0
                                                               ========      ========
Equipment acquired through capital leases....................  $ 12,650      $ 14,331
                                                               ========      ========

See Notes to Condensed Consolidated Financial Statements

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of November 3, 2001 and the condensed consolidated statements of operations and comprehensive income and of cash flows for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 3, 2001 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 have been made. Certain prior-year amounts in the consolidated statements of operations have been reclassified to conform to the current presenta-tion.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These con-densed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 2001 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 are not necessarily indicative of operating results for the full fiscal year.

In the fourth quarter of the fiscal year ended February 3, 2001 ("Fiscal 2001"), the Company changed its method of accounting for sales returns and layaway sales, as required by Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 effective as of the beginning of Fiscal 2001 and restated its results of operations for the first three quarters of Fiscal 2001. The cumulative effect of the adoption of SAB 101 as of January 30, 2000 was a decrease in income, net of taxes, of $540,000. Results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 as previously reported, prior to restatement for the adoption of SAB 101, are as follows:

                                                      Thirteen   Thirty-nine
                                                    Weeks Ended  Weeks Ended
                                                    October 28,  October 28,
(In thousands, except per-share amounts)                2000        2000
                                                        ----        ----
Net sales.......................................... $365,690     $1,175,253
Cost of goods sold, buying, and occupancy expenses.  256,609        825,194
Net income.........................................    7,899         43,286
Basic net income per share.........................     $.08           $.43
Diluted net income per share.......................      .08            .41

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


1.  Condensed Consolidated Financial Statements (continued)

Certain components of cash flow from operating activities for the thirty-nine weeks ended October 28, 2000 have been restated to reflect the adop-tion of SAB 101.


2.  Acquisition

On August 16, 2001, the Company acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of The Limited, Inc. for cash of $286,223,000, including direct costs of the acquisition, and 8,688,784 shares of the Company's Common Stock, valued at $55,000,000. Lane Bryant operates 653 retail apparel stores in 46 states, specializing in fashion apparel and related accessories for women wearing plus-sizes 14 and greater. Lane Bryant had net sales of $930 million in the fiscal year ended February 3, 2001. The cash paid for the acquisition was funded with the use of approximately $83,000,000 of the Company's existing cash and cash equivalents, a $75,000,000 term loan, and revolving loans obtained under a new credit facility obtained in connection with the acquisition (see "Note 4. Debt" below). The Common Stock issued had been previously re-acquired by the Company and was being held as treasury shares. The Limited, Inc. is restricted from selling the Charming Shoppes, Inc. Common Stock for a one-year period after the close of the transaction. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of Lane Bryant are included in the Company's results of operations from the date of acquisition. Prior-period results have not been restated.

Assets acquired and liabilities assumed have been recorded at their estima-ted fair values. The recorded values of assets acquired and liabilities assumed are preliminary, and are subject to adjustment, pending final determination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. The Company expects to complete the final allocation of the purchase price within twelve months from the date of acquisition. Based on a preliminary determination of the value of the net assets acquired, the Company recognized a liability of approximately $4.3 million for the estimated value of additional shares of the Company's Common Stock to be issued upon final settlement of the acqui-sition. The Company expects to determine the actual number of additional shares to be issued by the end of the fiscal year ended February 2, 2002 ("Fiscal 2002"). The number of shares of the Company's common stock issued or to be issued in connection with the acquisition is based on a five-day average market value as defined in the purchase agreement.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


2.  Acquisition (continued)

In accordance with the requirements of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company recognized certain intangible assets acquired, primarily trademarks, tradenames, and internet domain names, sep-arately from goodwill. The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired ($24,189,000) has been allocated to goodwill. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the goodwill, trademarks, tradenames, and internet domain names will not be amortized. Other intan-gible assets acquired, consisting of customer lists ($2,700,000) and a covenant not to compete ($600,000), will be amortized over their estimated useful life of five years.

The acquisition of Lane Bryant complements the Company's long-term growth strategy of becoming a leader in the sale of plus-size specialty apparel. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates profitably in multiple retail venues, primarily in leading malls.

The following unaudited pro forma information is based on historical data, and gives effect to the Company's acquisition of Lane Bryant as if the acquisition had occurred on January 30, 2000. The pro forma information includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. Pro forma adjustments consist of additional depreciation from the step-up in value of property, equipment, and leasehold improvements acquired, additional amortization expense related to intangible assets acquired, additional interest expense and amortization of deferred financing costs related to debt incurred to finance the acquisition (see "Note 4. Debt" below), and a reduction in interest income from the use of approximately $83,000,000 of the Company's cash and cash equivalents to fund a portion of the acquisition.

The unaudited pro forma information is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 30, 2000, and is not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that the Company may realize as a result of the acquisition. No assurances can be given as to the amount and timing of any financial benefits that the Com-pany may realize as a result of the acquisition.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


2.  Acquisition (continued)

Unaudited pro forma results of operations:

                                Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                --------------------       -----------------------
                              November 3,  October 28,   November 3,      October 28,
(In thousands)                    2001        2000          2001             2000
                                  ----        ----          ----             ----
Net sales.....................  $574,037    $579,688     $1,839,091       $1,840,146
Income before cumulative
  effect of accounting change.      (800)      2,059         29,485           38,678
Net income (loss).............      (800)      2,059         29,485           38,138

Income (loss) per share before
  cumulative effect of
  accounting change:
  Basic.......................    $(0.01)     $0.02           $0.26            $0.35
  Diluted.....................     (0.01)      0.02            0.26             0.34

Net income (loss) per share:
  Basic.......................    $(0.01)     $0.02           $0.26            $0.35
  Diluted.....................     (0.01)      0.02            0.26             0.34

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

                                         Accrued At              Accrued At
                                          January                 October
                                            29,                     28,
(In thousands)                             2000      Payments      2000
                                           ----      --------      ----
Lease terminations/amendments and
  renovations of vacated store space....  $4,890     $(4,474)    $  416
Other costs.............................   1,807        (815)       992
                                          ------     -------     ------
                                          $6,697     $(5,289)    $1,408
                                          ======     =======     ======

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


3.  Accrued Restructuring Expenses and Restructuring Credit (continued)

During the fourth quarter of the fiscal year ended January 29, 2000 ("Fis-cal 2000"), the Company recorded a restructuring charge of $1,459,000 in connection with the Company's plan to consolidate its Modern Woman stores into its Catherine's stores. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlapped Catherine's stores. During Fiscal 2001, the Company closed 10 of the 11 stores, and accrued restructuring charges of $1,086,000 related to these stores were paid. During the thirty-nine weeks ended November 3, 2001, the Company closed the remaining store and $373,000 was charged against this accrual. As of November 3, 2001, this restructur-ing plan was completed, and there were no remaining restructure accruals relating to this plan.


4. Debt

Long-term debt:

                                                    November 3, February 3,
(In thousands)                                         2001        2001
                                                       ----        ----
7.5% Convertible subordinated notes due 2006......  $ 96,047    $ 96,047
Term loan due August 16, 2004.....................    75,000           0
Capital lease obligations.........................    24,473      15,890
7.77% mortgage note...............................    10,950           0
7.5% mortgage note................................     6,310       6,449
Other.............................................        15         108
                                                    --------    --------
 Total long-term debt.............................   212,795     118,494
Less current portion..............................     7,597       4,954
                                                    --------    --------
                                                    $205,198    $113,540
                                                    ========    ========

In connection with the acquisition of Lane Bryant, on August 16, 2001 the Company replaced its existing $150,000,000 revolving credit facility with a $375,000,000 credit facility pursuant to a loan and security agreement of the same date (the "Facility" or the "Agreement"). This Facility includes a revolving credit facility with a maximum availability of $300,000,000, subject to borrowing limitations based on eligible inventory and the value of certain real property, and a three-year term loan of $75,000,000. The Facility provides for cash borrowings and enables the Company to issue up to $150,000,000 of letters of credit for overseas purchases of merchandise. The Facility is secured by the general assets of the Company, except for certain assets of the Company's credit card securitization program, certain

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


4. Debt (continued)

real properties subject to other mortgages, assets of the Company's joint venture with Monsoon plc, and assets of the Company's non-U.S. operations. The Facility expires on August 16, 2004, with an option to renew the revolving credit facility for an additional year. The Company also termi-nated its existing $20,000,000 and $10,000,000 revolving credit facilities, which were obtained in connection with the Company's previous acquisitions of the Catherine's and Modern Woman stores.

The interest rate on borrowings under the revolving credit line ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on the Company's Leverage Ratio or excess availability, as defined in the Agreement. The interest rate on borrowings under the term loan equals Prime plus 4% per annum, with minimum and maximum rates of 11.5% and 13%, respectively, per annum. As of November 3, 2001, the inter-est rates on borrowings under the revolving credit line and term loan were 4.8% and 11.5%, respectively. There is a fee of 1-1/2% per annum on outstanding documentary letters of credit, a fee of 2% per annum on out-standing stand-by letters of credit, a fee of .375% to .5% per annum on the unused portion of the revolving credit facility, and annual servicing fees totaling $156,000. Costs incurred by the Company in obtaining the Facility were approximately $7,541,000. These debt acquisition costs have been de-ferred and are being amortized over the life of the Agreement.

The Agreement includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limita-tions. The Agreement also requires, among other things, that the Company not pay dividends on its Common Stock and maintain an Adjusted Tangible Net Worth (as defined in the Agreement) of $228,000,000 (subject to increase or decrease in certain circumstances). Until the term loan is paid in full, the Company is required to maintain a minimum 12-month earnings before interest, income taxes, depreciation, and amortization ("EBITDA") of $140,000,000 and maintain a ratio of Total Secured Debt to EBITDA of not greater than 3 to 1, as more fully described in the Agreement. The 12-month EBITDA that includes periods prior to the date of the Agreement is specifically defined in the agreement. As of November 3, 2001, the avail-ability under the revolving credit facility was $111,170,000.

The 7.77% mortgage note, dated November 1, 2001, has a ten-year term with 119 monthly installments of principal and interest of $103,000 commencing in January 2002 and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by land, buildings, fixtures, and equipment owned by the Company at its offices in Bensalem, Pennsylvania and by leases and rents owned or received by the

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


4. Debt (continued)


Company from tenants of the Bensalem facility. The net proceeds of $10,851,000 from the mortgage note were used to repay a portion of the borrowings outstanding under the $300,000,000 revolving credit facility, discussed above.


5.  Stockholders' Equity

                                                              Thirty-nine
                                                              Weeks Ended
(In thousands)                                              November 3, 2001
                                                            ----------------
Total stockholders' equity, beginning of period.............    $493,269
Net income..................................................      23,388
Market value of treasury shares issued for acquisition
  of Lane Bryant, Inc.......................................      55,000
Exercises of stock options..................................         927
Amortization of deferred compensation expense...............         853
Net unamortized deferred loss on termination of
  derivative, net of income tax benefit of $483.............        (896)
Net unrealized losses on available-for-sale securities......         (47)
                                                                --------
Total stockholders' equity, end of period...................    $572,494
                                                                ========

6.  Derivative Financial Instruments

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Ac-counting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. During Fiscal 2001, the Company terminated an interest rate swap agreement with a notion-al principal amount of $50 million. In accordance with SFAS No. 133, the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) has been recognized in "Accumulated other comprehensive (loss) income" on the Company's consolidated balance sheet, and is being amortized to selling, general, and administrative expenses over the 44-month remaining life of the original swap period.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


7.  Customer Loyalty Card Program

During the first quarter of the current fiscal year, the Company began a customer loyalty card program for its Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $20 annual fee. Revenues from the program are recognized as sales over the life of the membership as discounts are earned. Upon cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs incurred by the Company in connection with the program are recognized in cost of goods sold as incurred. During the thirteen and thirty-nine weeks ended November 3, 2001, the Company recognized $4,433,000 and $8,060,000, respectively, of revenues in connection with this program.


8.  Net Income Per Share

                                            Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                            --------------------         -----------------------
(In thousands except per-share            November 3,    October 28,    November 3,    October 28,
amounts)                                     2001           2000           2001           2000
                                             ----           ----           ----           ----
                                                         (Restated)                    (Restated)
Basic weighted average common
  shares outstanding...................... 109,579        101,155         104,067        101,042
Dilutive effect of assumed
  conversion of convertible notes.........       0              0               0         12,875
Dilutive effect of stock options..........     964            827             989          1,019
                                           -------        -------         -------        -------
Diluted weighted average common
  shares and equivalents outstanding...... 110,543        101,982         105,056        114,936
                                           =======        =======         =======        =======

Income before cumulative effect
  of accounting change....................    $160         $7,377         $23,388        $42,491
Decrease in interest expense
  from assumed conversion of notes,
  net of income taxes.....................       0              0               0          3,376
                                              ----         ------         -------        -------
Income before cumulative effect
  of accounting change used to
  determine diluted earnings
  per share...............................     160          7,377          23,388         45,867
Cumulative effect of accounting
  change, net of income taxes.............       0              0               0           (540)
                                              ----         ------         -------        -------
Net income used to determine
  diluted earnings per share..............    $160         $7,377         $23,388        $45,327
                                              ====         ======         =======        =======

Options with weighted average
  exercise price greater than market
  price, excluded from computation of
  diluted earnings per share:
Number of shares..........................   6,417          4,559           5,593         4,014
Weighted average exercise price
  per share...............................   $7.32          $7.69           $7.48         $7.95

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


The effect of assumed conversion of the Company's 7.5% Convertible Subor-dinated Notes due 2006 was excluded from the computation of diluted net income per share for the thirteen weeks ended November 3, 2001 and October 28, 2000 and the thirty-nine weeks ended October 28, 2000 because the ef-fect would have been anti-dilutive.

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


9.  Impact of Recent Accounting Pronouncements

In September 2000, The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 retains most of the provisions of SFAS No. 125, but revises the standards for accounting for securiti-zations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is based on application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and serv-icing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes lia-bilities when extinguished.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for dis-closures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and will adopt the accounting requirements of SFAS No. 140 to the extent that it issues new beneficial interests after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the results of operations or financial position for the thirteen or thirty-nine weeks ended November 3, 2001, and is not expected to have a material impact on future operating results.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


9.  Impact of Recent Accounting Pronouncements (continued)

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business com-binations initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. For business combinations accounted for under the purchase method which were completed prior to July 1, 2001, previously recorded goodwill and intangi-bles are to be evaluated against the criteria in SFAS No. 141, which may result in the reclassification of certain intangible assets into or out of recorded goodwill. SFAS No. 142 requires that goodwill and certain intan-gible assets with an indefinite useful life are not to be amortized, but are to be reviewed for impairment at least annually and written down in periods in which the recorded value of the goodwill or intangible asset exceeds its fair value.

For goodwill and other intangible assets acquired prior to June 30, 2001, the Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 as of February 3, 2002 (the beginning of the fiscal year ended February 1, 2003). The Company's condensed consolidated balance sheet as of November 3, 2001 includes $88.9 million of goodwill recognized as a result of the acquisition of Catherines Stores, Inc. ("Catherine's") in January 2000. In accordance with the provisions of these statements, the Company will continue to amortize the Catherine's goodwill through the end of Fiscal 2002, recognizing approximately $4.9 million of amortization for Fiscal 2002. Commencing February 3, 2002, the Company will no longer amortize the Catherine's goodwill; however, subsequent impairment reviews may result in periodic write-downs of the Catherine's goodwill. In addi-tion, intangible assets meeting the requirement for separate disclosure under SFAS Nos. 141 and 142 may be reclassified out of the Catherine's goodwill as of the date of adoption of the statements, and may be sepa-rately amortized based on their useful lives. Except for discontinuing the amortization of goodwill, the Company has not determined the impact of adoption of SFAS Nos. 141 and 142 with respect to the Catherine's goodwill on the Company's financial condition or results of operations.

                  CHARMING SHOPPES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (Unaudited)


9.  Impact of Recent Accounting Pronouncements (continued)


The Company is required to adopt the provisions of SFAS No. 141 for business combinations accounted for under the purchase method that are completed subsequent to June 30, 2001. In accordance with the transition provisions of SFAS No. 142, the Company is required to adopt the provisions relating to non-amortization of goodwill and recognition of intangible assets for goodwill and intangibles acquired subsequent to June 30, 2001. The Company is required to adopt the provisions of SFAS No. 142 in full as of February 3, 2002. The Company adopted the provisions of SFAS No. 141 and the transition provisions of SFAS No. 142 in accounting for its acqui-sition of Lane Bryant, Inc. (see "Note 2. Acquisition" above).

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retire-ment Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolves certain implementation issues related to SFAS No. 121. The Company is currently evaluating the effect that adoption of SFAS No. 144 will have on the Company's financial position or results of operations.

 Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Re-sults of Operations contains certain forward-looking statements concerning the Company's operations, performance and financial condition. In particu-lar, it includes forward-looking statements regarding the Company's growth, earnings, sales performance, store openings and closings, cost savings, capital requirements, the Company's exposure to fluctuations in interest rates, and other matters. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties may include, but are not limited to, (i) failure to achieve successful integrations, (ii) rapid changes in or miscalculation of fashion trends, (iii) extreme or unseasonable weather conditions, (iv) economic downturns, a weakness in overall consumer demand, inflation, and cyclical variations in the retail market for women's fashion apparel, (v) the risks attendant to the sourcing of the Company's merchandise needs abroad, including exchange rate fluctuations, political instability, trade sanctions or restrictions, changes in quota and duty regulations, delays in shipping, or increased costs of transportation, (vi) the interruption of merchandise flow to the Company's retail stores from its centralized dis-tribution facilities, (vii) competitive pressures, (viii) the ability to hire and train associates, (ix) the availability of suitable store locations on appropriate terms, (x) failure to realize merger-related syn-ergies, and (xi) the adverse effects of acts or threats of war, terrorism, or other armed conflict on the United States and international economies. These, and other risks and uncertainties, are detailed further in this Item 2, in "Part I, Item 1 -- Business: Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, and in the Company's reports filed with the Securities and Exchange Commission from time to time.


RECENT DEVELOPMENTS

On August 16, 2001, the Company acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of The Limited, Inc. ("The Limited") for cash of $286,223,000 and 8,688,784 shares of the Com-pany's Common Stock, valued at $55,000,000. Lane Bryant operates 653 retail apparel stores in 46 states, specializing in fashion apparel and related accessories for women wearing plus-sizes 14 and greater. Lane Bryant had net sales of $930 million in the fiscal year ended February 3,

2001. The cash paid for the acquisition was funded with the use of approximately $83,000,000 of the Company's existing cash and cash equiva-lents, a $75,000,000 term loan, and revolving loans obtained under a new credit facility obtained in connection with the acquisition (discussed below). The Common Stock issued had been previously re-acquired by the Company and was being held as treasury shares. The Limited, Inc. is restricted from selling the Charming Shoppes, Inc. Common Stock for a one-year period after the close of the transaction. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of Lane Bryant are included in the Company's results of opera-tions from the date of acquisition. Prior-period results have not been restated.

Assets acquired and liabilities assumed have been recorded at their estima-ted fair values. The recorded values of assets acquired and liabilities assumed are preliminary, and are subject to adjustment, pending final determination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. The Company expects to complete the final allocation of the purchase price within twelve months from the date of acquisition. Based on a preliminary determination of the value of the net assets acquired, the Company recognized a liability of approximately $4.3 million for the estimated value of additional shares of the Company's Common Stock to be issued upon final settlement of the acqui-sition. The Company expects to determine the actual number of additional shares to be issued by the end of the fiscal year ended February 2, 2002 ("Fiscal 2002"). The number of shares of the Company's common stock issued or to be issued in connection with the acquisition is based on a five-day average market value as defined in the purchase agreement.

In accordance with the requirements of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company recognized certain intangible assets acquired, primarily trademarks, tradenames, and internet domain names, sep-arately from goodwill. The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired ($24,189,000) has been allocated to goodwill. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the goodwill, trademarks, tradenames, and internet domain names will not be amortized. Other intan-gible assets acquired, consisting of customer lists ($2,700,000) and a covenant not to compete ($600,000), will be amortized over their estimated useful life of five years.

In connection with the acquisition of Lane Bryant, on August 16, 2001 the Company replaced its existing $150,000,000 revolving credit facility with a $375,000,000 credit facility pursuant to a loan and security agreement of the same date (the "Facility" or the "Agreement"). This Facility includes a revolving credit facility with a maximum availability of $300,000,000, subject to borrowing limitations based on eligible inventory and the value of certain real property, and a three-year term loan of $75,000,000. The Facility provides for cash borrowings and enables the Company to issue up to $150,000,000 of letters of credit for overseas purchases of merchandise. The Facility is secured by the general assets of the Company, except for certain assets of the Company's credit card securitization program, certain real properties subject to other mortgages, assets of the Company's joint venture with Monsoon plc, and assets of the Company's non-U.S. operations. The Facility expires on August 16, 2004, with an option to renew the revolving credit facility for an additional year. The Company also terminated its existing $20,000,000 and $10,000,000 revolving credit facilities, which were obtained in connection with the Company's previous acquisitions of the Catherine's and Modern Woman stores.

The interest rate on borrowings under the revolving credit line ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on the Company's Leverage Ratio or excess availability, as defined in the Agreement. The interest rate on borrowings under the term-loan equals Prime plus 4% per annum, with minimum and maximum rates of 11.5% and 13%, respectively, per annum. As of November 3, 2001, the inter-est rates on borrowings under the revolving credit line and term loan were 4.8% and 11.5%, respectively. There is a fee of 1-1/2% per annum on outstanding documentary letters of credit, a fee of 2% per annum on out-standing stand-by letters of credit, a fee of .375% to .5% per annum on the unused portion of the revolving credit facility, and annual servicing fees totaling $156,000. Costs incurred by the Company in obtaining the Facility were approximately $7,541,000. These debt acquisition costs have been de= ferred and are being amortized over the life of the Agreement.

The Agreement includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limita-tions. The Agreement also requires, among other things, that the Company not pay dividends on its Common Stock and maintain an Adjusted Tangible Net Worth (as defined in the Agreement) of $228,000,000 (subject to increase or decrease in certain circumstances). Until the term loan is paid in full, the Company is required to maintain a minimum twelve-month earnings before interest, income taxes, depreciation, and amortization ("EBITDA") of $140,000,000 and maintain a ratio of Total Secured Debt to EBITDA of not greater than 3 to 1, as more fully described in the Agreement. The 12-month EBITDA that includes periods prior to the date of the Agreement is specifically defined in the agreement.

The acquisition of Lane Bryant complements the Company's long-term growth strategy of becoming one of the leading specialty retailers of plus-size apparel. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates profit-ably in multiple retail venues, primarily in leading malls.

On September 11, 2001, major terrorist attacks occurred against the World Trade Center in New York City and the Pentagon Building in Washington, D.C. These attacks adversely affected the United States economy, which was already slowing and showing signs of a recession prior to September 11, 2001. The Company did not experience any direct instances of destruction or impairment of its assets. However, the Company believes that the effects of the terrorist incidents on the United States economy had an adverse impact on the Company's results of operations during the quarter ended November 3, 2002.

RESULTS OF OPERATIONS


The following table sets forth certain financial data expressed as a per-centage of net sales:

                                    Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                    --------------------       -----------------------
                                  November 3,   October 28,   November 3,    October 28,
                                     2001          2000          2001           2000
                                     ----          ----          ----           ----
Net sales.........................  100.0%        100.0%        100.0%         100.0%
Cost of goods sold, buying, and
  occupancy expenses..............   72.1          70.2          72.3           70.3
Selling, general, and
  administrative expenses.........   26.7          26.1          24.1           23.5
Amortization of goodwill..........    0.2           0.3           0.3            0.3
Income from operations............    1.0           3.4           3.3            5.9
Other income, principally interest    0.2           0.6           0.3            0.5
Interest expense..................    1.2           0.7           0.8            0.6
Income tax provision..............    0.0           1.3           1.1            2.2
Income before cumulative effect
  of accounting change............    0.0           2.0           1.7            3.6
Net income........................    0.0           2.0           1.7            3.6


The following table sets forth certain comparative sales data:

                                     Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                     --------------------       -----------------------
                                   November 3,   October 28,   November 3,    October 28,
                                      2001          2000          2001           2000
                                      ----          ----          ----           ----
(Decrease) increase in
comparable store sales(1)(2):
  Fashion Bug......................  (7.2)%         1.2%         (6.3)%          1.0%
  Catherine's......................  (3.8)           --          (1.5)            --

Sales from new stores as a
  percentage of total
  prior-period sales(2):
  Fashion Bug......................   5.2           8.0           5.7            7.8
  Catherine's......................   1.9          26.1(3)        3.2           33.0(3)
  Lane Bryant......................  52.6                        16.3
  Monsoon/Accessorize..............   0.2            --           0.1             --

Prior-period sales from closed
  stores as a percentage of total
  prior-period sales(2):
  Fashion Bug......................  (3.0)         (3.3)         (3.0)          (3.2)
  Catherine's stores...............  (1.4)           --          (4.0)            --

(Decrease) increase in total sales   51.0          31.6          14.9           38.6

--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

(2) Based on equivalent periods. Results for thirteen and thirty-nine weeks ended November 3, 2001 may not be equivalent to change in total sales.

(3)   Includes sales from Modern Woman stores acquired in August 1999.

Thirteen Weeks Ended November 3, 2001 and October 28, 2000

Net sales for the quarter ended November 3, 2001 ("Fiscal 2002 Third Quar-ter") totaled $549.3 million as compared to net sales of $363.8 million for the quarter ended October 28, 2000 ("Fiscal 2001 Third Quarter"). Net sales for the Fiscal 2002 Third Quarter include $265.3 million in sales from Fashion Bug stores, $191.2 million in sales from Lane Bryant stores, $92.2 million in sales from Catherine's Stores, and $0.6 million in sales from Monsoon/Accessorize stores. Sales from Lane Bryant stores are for the period from August 16, 2001 (the date of acquisition) through November 3, 2001. Net sales for the Fiscal 2001 Third Quarter include $271.5 million in sales from Fashion Bug stores and $92.3 million in sales from Cath-erine's Stores. In line with overall consumer shopping trends and a generally weak retail sales environment, the Company experienced year-over-year decreases in store traffic levels across all of the Company's chains. For Fashion Bug stores, improvements in junior sportswear were more than offset by declines in other merchandise categories. Fashion Bug comparable store sales were also negatively affected by a decrease in sales of girls merchandise. In January 2001, the Company announced plans to support growth in large-size apparel and eliminate girls apparel from Fashion Bug stores, effective at the end of the 2000-2001 winter season. For Cather-ine's Stores, increases in sales of casual sportswear and coats were more than offset by decreases in sales of other merchandise categories. For Lane Bryant stores, sales of sweaters, knit tops, and jeans benefited from a strong back-to-school season in the first half of the quarter. Although Lane Bryant's results prior to August 16, 2001 are not included in the Company's results of operations and comparable store sales calculations, Lane Bryant's same-store sales for the Fiscal 2002 Third Quarter were comparable to the Fiscal 2001 Third Quarter.

As of November 3, 2001, the Company operated 1,268 Fashion Bug and Fashion Bug Plus stores, 659 Lane Bryant stores, 559 Catherine's stores, and 9 Monsoon/Accessorize stores, as compared to 1,237 Fashion Bug and Fashion Bug Plus stores and 535 Catherine's stores as of October 28, 2000.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales increased 1.9% in the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter. Cost of goods sold as a percentage of sales decreased 0.8% in the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter. Higher merchandise margins in the Lane Bryant stores were partially offset by decreased margins in the Fashion Bug and Cather-ine's stores as a result of higher levels of promotional activity in response to slower sales activity. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

Buying and occupancy expenses expressed as a percentage of sales increased 2.7% in the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of a decline in comparable store sales and relatively higher occupancy expenses for the Lane Bryant stores. Buying expenses increased slightly as a percentage of sales, primarily as a result of buying costs for Lane Bryant stores, which are relatively higher due to the product development and design process that supports a 100% private-label business. Buying expenses include payroll, payroll-related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, general, and administrative expenses increased 0.6% as a percent-age of sales. Selling expenses in the Fiscal 2002 Third Quarter increased 1.9% as a percentage of sales as compared to the Fiscal 2001 Third Quarter. The increase was attributable to the lack of leverage on relatively fixed store payroll expenses as a result of the decline in comparable store sales. An increase in credit income (a component of selling expenses) in the Fiscal 2002 Third Quarter was offset by increased delinquencies in the Company's proprietary credit card program. Administrative expenses decreased 1.3% as a percentage of sales, primarily as a result of the synergistic effect of a larger sales base on corporate administrative expenses. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

Other income expressed as a percentage of sales decreased 0.4% in the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter, primarily as a result of a decrease in interest income. Interest income decreased as a result of lower levels of invested funds during the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter. During the Fiscal 2002 Third Quarter, the Company used $83,000,000 of cash and investments in connection with the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above).

Interest expense expressed as a percentage of sales increased 0.5% in the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter. The increase was primarily a result of increased borrowings in connection with the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above). Interest expense also increased as a result of an increase in capital lease financing obligations in the Fiscal 2002 Third Quarter as compared to the Fiscal 2001 Third Quarter.

The income tax provision for the Fiscal 2002 Third Quarter was 38.8% of the Company's pre-tax income, as compared to 38.2% for the Fiscal 2001 Third Quarter. The increase in the effective tax rate is primarily attributable to an increase in the tax provision related to one of the Company's employee insurance programs.

Net income per share, assuming dilution, for the Fiscal 2002 Third Quarter was $.00 as compared to $.07 for the Fiscal 2001 Third Quarter. Diluted net income per share excluding goodwill amortization (cash earnings per share) was $.01 for the Fiscal 2002 Third Quarter as compared to $.08 for the Fiscal 2001 Third Quarter.


Thirty-nine Weeks Ended November 3, 2001 and October 28, 2000

Net sales for the thirty-nine weeks ended November 3, 2001 ("first three quarters of Fiscal 2002") totaled $1,346.8 million as compared to net sales of $1,172.4 million for the thirty-nine weeks ended October 28, 2000 ("first three quarters of Fiscal 2001"). Net sales for the first three quarters of Fiscal 2002 include $860.7 million in sales from the Company's Fashion Bug stores, $191.2 million in sales from Lane Bryant stores, $293.7 million in sales from Catherine's Stores, and $1.2 million in sales from Monsoon/Accessorize stores. Sales from Lane Bryant stores are for the period from August 16, 2001 (the date of acquisition) through November 3, 2001. Net sales for the first three quarters of Fiscal 2001 include $872.3 million in sales from the Company's Fashion Bug stores and $300.1 million in sales from Catherine's Stores. Fashion Bug comparable store sales decreased primarily as a result of a progressively weaker general retail sales environment during the first three quarters of Fiscal 2002. Improve-ments in junior and plus sportswear were more than offset by declines in other merchandise categories. Fashion Bug comparable store sales were also negatively affected by a decrease in sales of girls merchandise as a result of the Company's plans to support growth in large-size apparel and elimi-nate girls apparel from Fashion Bug stores. For Catherine's Stores, which have also been negatively affected by the generally weaker retail sales environment, an increase in sales of casual sportswear was more than offset by declines in other merchandise categories. Although Lane Bryant's results prior to August 16, 2001 are not included in the Company's results of operations and comparable store sales calculations, Lane Bryant's year-to-date comparable store sales increased 2%.

Cost of goods sold, buying, and occupancy expenses expressed as a percent-age of sales increased 2.0% in the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001. Cost of goods sold as a percentage of sales was unchanged in the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001. Reduced mer-chandise margins in the Company's Fashion Bug and Catherine's stores as a result of an increased level of promotional activity during the first three quarters of Fiscal 2002 and costs related to exiting the girls business in the Company's Fashion Bug stores were primarily offset by higher merchan-dise margins in the Lane Bryant stores and to a lesser extent by strong management of in-season inventory levels. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

Buying and occupancy expenses expressed as a percentage of sales increased 2.0% in the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of a decline in comparable store sales. Increased utilities expenses and relatively higher occupancy expenses for new and relocated stores as compared to the
Company's existing stores also contributed to the increase in buying and occupancy expenses as a percentage of sales. Buying expenses increased slightly as a percentage of sales, primarily as a result of buying costs for Lane Bryant stores, which are relatively higher due to the product development and design process that supports a 100% private-label business. Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area mainten-ance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, general, and administrative expenses expressed as a percentage of sales increased 0.6% in the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001. Selling expenses increased 1.1% as a percentage of sales. The increase was attributable to the lack of leverage on relatively fixed store payroll expenses as a result of the decline in comparable store sales. An improvement in the Company's credit operations (which are included in selling expenses) as a result of reduced interest rates related to the Company's asset securitization program was partially offset by increased delinquencies in the Company's proprietary credit card program during the latter part of the current-year period. Administrative expenses decreased 0.5% as a percentage of sales, primarily as a result of the synergistic effect of a larger sales base on corporate administrative expenses. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

Other income expressed as a percentage of sales decreased 0.2% in the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001, primarily as a result of a decrease in interest income. Interest income decreased as a result of lower levels of invested funds during the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001. During the first three quarters of Fiscal 2002, the Company converted investments in marketable securities to cash and cash equivalents and used $83,000,000 of cash and cash equivalents in connection with the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above).

Interest expense expressed as a percentage of sales increased 0.2% in the first three quarters of Fiscal 2002 as compared to the first three quarters of Fiscal 2001. The increase was a result of increased borrowings in connection with the acquisition of Lane Bryant (see "RECENT DEVELOPMENTS" above) and an increase in capital lease financing obligations.

The income tax provision for the first three quarters of Fiscal 2002 was 38.8% of the Company's pre-tax income, as compared to 38.2% for the first three quarters of Fiscal 2001. The increase in the effective tax rate is primarily attributable to an increase in the tax provision related to one of the Company's employee insurance programs.

Net income per share, assuming dilution, for the first three quarters of Fiscal 2002 was $.22 as compared to $.39 for the first three quarters of Fiscal 2001. Diluted net income per share excluding goodwill amortization (cash earnings per share) was $.26 for the first three quarters of Fiscal 2002 as compared to $.43 for the first three quarters of Fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash flow from opera tions, its proprietary credit card receivables securitization agreements, its investment portfolio, and its credit facilities. The following table highlights certain information related to the Company's liquidity and capital resources:

                                                    November 3,   February 3,
(Dollars in thousands)                                  2001        2001
                                                        ----        ----
Working capital...................................    $155,290     $208,389
Cash and cash equivalents.........................      56,578       56,544
Available-for-sale securities.....................      51,163      125,278
Current ratio.....................................         1.3          1.9
Long-term debt to equity (%)......................        35.8         23.0

Net cash provided by operating activities was $29.8 million for the first three quarters of Fiscal 2002, as compared to $74.1 million for the first three quarters of Fiscal 2001. Cash provided by operating activities for the first three quarters of Fiscal 2002 was negatively impacted by reduced operating income, an increase in merchandise inventories, and an increase in prepaid expenses, which were partially offset by a net decrease in payments of accrued expenses. As a result of the recent decline in interest rates, a portion of the Company's investments in U. S. government agency bonds with early redemption provisions were called for redemption during the first three quarters of Fiscal 2002. The $74.1 million decrease in available-for-sale securities during the first three quarters of Fiscal 2002 was primarily a result of these redemptions. The Company invested the proceeds from these early redemptions in cash equivalents pending their use in connection with the acquisition of Lane Bryant in August 2002 (see "RECENT DEVELOPMENTS" above).

In connection with the acquisition of Lane Bryant, on August 16, 2001 the Company replaced its existing $150,000,000 revolving credit facility with a $375,000,000 credit facility pursuant to a loan and security agreement of the same date. See "RECENT DEVELOPMENTS" above for a description of the $375,000,000 credit facility. The Company also entered into various agree-ments with The Limited under which The Limited will provide certain transitional services. The agreements range from 1 month to 36 months, and the Company expects to pay approximately $6,900,000, $10,600,000, and $1,400,000 during the fiscal years ended February 2, 2002, February 1, 2003, and January 31, 2004, respectively, to The Limited under these agree-ments. The Company may terminate these agreements prior to their expira-tion dates with notice

In addition, Lane Bryant has subleased approximately 205 properties from The Limited pursuant to a Master Sublease. The stores subject to the Master Sublease were operated as Lane Bryant stores prior to the closing of the acquisition. The Company has guaranteed the obligations of Lane Bryant under the Master Sublease, and, in connection with such guaranty, has entered into an agreement with The Limited, which requires the Company to comply with certain financial covenants, as more fully described in the covenant agreement with The Limited. Lane Bryant has also leased office space and warehouse distribution space from an affiliate of The Limited pursuant to a lease agreement.

During the first three quarters of Fiscal 2002, pursuant to a program to replace its existing POS equipment, the Company acquired $12.7 million of POS equipment for its Fashion Bug and Catherine's Stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. The Company anticipates acquiring additional POS equipment at a total cost of approximately $3.0 million over the next 9-12 months, which will be financed through the use of capital leases.

As of November 3, 2001, the Company has current debt maturity payments of $7.6 million, which are primarily for amounts due under the Company's capital lease obligations and mortgage notes.

Capital expenditures (excluding equipment acquired through capital leases) were $48.4 million during the first three quarters of Fiscal 2002. During the remainder of Fiscal 2002, the Company anticipates incurring additional capital expenditures of approximately $10 million. These capital expen-ditures will primarily be for the construction, remodeling, and fixturing of new and existing retail stores, investments in management information systems technology, and improvements to the Company's corporate offices and distribution centers. The Company expects to finance these capital expen-ditures principally through internally-generated funds. As a result of the uncertain current economic environment, the Company is reevaluating store expansion plans and presently intends to limit capital expenditures for the fiscal year ending February 1, 2003 ("Fiscal 2003") to approximately $50 million. The number of new store openings could change as the Company con-tinues to assess its outlook. The Company continues to evaluate individual store performance, which could lead to increased store closings in the near term.

The Company plans to open approximately 126 new stores, remodel 35-40 stores, and relocate 50-55 stores during the fiscal year ended February 2, 2002 ("Fiscal 2002"). The following table sets forth information with respect to store activity for the first three quarters of Fiscal 2002:

                              Fashion   Lane                 Monsoon/
                                Bug    Bryant  Catherine's  Accessorize
                               Stores  Stores    Stores       Stores      Total
                               ------  ------    ------       ------      -----
Stores at February 3, 2001....  1,230              524           0        1,754
                                -----              ---           -        -----
Stores acquired...............           651                                651
Stores opened.................     60      9        48           9          126
Stores closed.................    (22)    (1)      (13)          0          (36)
                                -----    ---       ---           -        -----
Net change in stores..........     38    659        35           9          741
                                -----    ---       ---           -        -----
Stores at November 3, 2001....  1,268    659       559           9        2,495
                                =====    ===       ===           =        =====

Stores relocated during period     26               20                       46
Stores remodeled during period     24               11                       35

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

Charming Shoppes Receivables Corp. and Charming Shoppes, Street, Inc., wholly owned indirect subsidiaries of the Company, are separate special-purpose corporations. At November 3, 2001, Charming Shoppes Receivables Corp. had $33.6 million of Charming Shoppes Master Trust Certificates, and Charming Shoppes Street, Inc. had $1.1 million of cash. These assets will be available first and foremost to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The providers of the cred-it enhancements and trust investors have no other recourse to the Company. The Company does not receive collateral from any party to the securitiza-tion, and the Company does not have any risk of counter-party non-performance.

The Company has non-recourse agreements pursuant to which third parties provide accounts receivable proprietary credit card sales funding programs for both its Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse the Company daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts.

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

MARKET RISK

The Company manages its Fashion Bug proprietary credit card program through various operating entities that are wholly owned by the Company. The primary activity of these entities is to service the proprietary credit card portfolio, the balances of which are sold to a trust under a credit card securitization program. Under the securitization program, the Company can be exposed to fluctuations in interest rates to the extent that interest rates charged to its customers vary from the rates paid on certificates issued by the trust. Finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issue. The Company has exposure in the movement of basis risk between the floating-rate index on the certificates and the Prime rate. As of November 3, 2001, the floating rate finance charge rate was below the contractual floor rate, thus exposing the Company to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2002, an increase of approximately $500,000 in selling, general, and administrative expenses would result.

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

On October 30, 2001, the Company filed an amendment on Form 8-K/A to a report on Form 8-K dated August 16, 2001. The Form 8-K was filed to report, under "Item 2. Acquisition or Disposition of Assets," the acquisition by Venice Acquisition Corporation, a subsidiary of the Company, of all of the outstanding capital stock of LBH, Inc. from a subsidiary of The Limited, Inc. LBH, Inc. owns all of the outstanding capital stock of Lane Bryant, Inc. and certain other entities that hold assets used in Lane Bryant's business. In accordance with Items 7(a)(4) and 7(b)(2) of Form 8-K, the amendment on Form 8-K/A was filed to provide the financial statements and pro forma financial information required by "Item 7.
Financial  Statements, Pro Forma Financial Information,  and  Exhibits"  of
Form 8-K.

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




                                            CHARMING SHOPPES, INC.
                                            ----------------------
                                                 (Registrant)


Date: December 17, 2001                       /S/DORRIT J. BERN
                                              -----------------
                                                Dorrit J. Bern
                                            Chairman of the Board
                                    President and Chief Executive Officer


Date: December 17, 2001                       /S/ERIC M. SPECTER
                                              ------------------
                                               Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer