Form 10-Q/A
period 2001-11-03
CHARMING SHOPPES INC
filed 2002-03-04
CIK 19353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended November 3, 2001
                                        ----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                          Commission File Number 0-7258

                             CHARMING SHOPPES, INC.
             (Exact name of Registrant as specified in its charter)

      PENNSYLVANIA                                         23-1721355
      ------------                                         ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                      Identification Number)

      450 WINKS LANE, BENSALEM, PA                         19020
      ----------------------------                         -----
 (Address of principal executive offices)               (Zip code)


                                 (215) 245-9100
                                 --------------
              (Registrant's telephone number, including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


     The number of shares outstanding of the Registrant's Common Stock, as of November 3, 2001, was 110,933,717 shares.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES

                                EXPLANATORY NOTE

     We are filing this amendment to our Quarterly Report on Form 10-Q for the period ended November 3, 2001, as filed with the Securities and Exchange Commission on December 18, 2001, in order to add Part II, Item 2 "Changes in Securities and Use of Proceeds." Accordingly, Part II, Item 2 is being submitted in its entirety.


                                   Form 10-Q/A
                                Table of Contents
                 For the Quarterly Period Ended November 3, 2001


                                                                          Page
                                                                          ----
                         PART II. FINANCIAL INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................... 3

                           PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

     As previously disclosed, on August 16, 2001, the Registrant acquired 100% of the outstanding capital stock of Lane Bryant, Inc.from a subsidiary of The Limited, Inc. The consideration for this acquisition consisted of 8,688,784 shares of the Registrant's common stock (the "Shares"), valued at $55,000,000, plus $286,223,000 in cash. The Shares were issued to a subsidiary of The Limited, Inc. in reliance on the exemption from registration provided by Section 4(2) under the Act. The Limited, Inc. made certain representations to the Registrant as to investment intent, receipt of all information necessary or appropriate in deciding whether to purchase the Shares, and knowledge and experience in financial or business matters. No offers to sell the Shares were made by any form of general solicitation or general advertisement. The Shares were issued subject to restrictions on transfer absent registration under the Securities Act and in any event, The Limited, Inc. is restricted from selling the Shares for a one-year period after the close of the transaction. Pursuant to a Registration Agreement, the Registrant has agreed to provide certain regis-tration rights with respect to the Shares after the one-year period.

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


                                                  CHARMING SHOPPES, INC.
                                                  ----------------------
                                                  (Registrant)


Date: March 4, 2002                               By: /s/ ERIC M. SPECTER
                                                  -----------------------
                                                  Eric M. Specter
                                                  Executive Vice President and
                                                  Chief Financial Officer