Form 10-K
period 2002-02-02
CHARMING SHOPPES INC
filed 2002-05-03
CIK 19353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended February 2, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________ .

                        Commission file number 000-07258

                             CHARMING SHOPPES, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                     23-1721355
        ------------                                     ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                450 Winks Lane, Bensalem, Pennsylvania       19020
                --------------------------------------       -----
               (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code  (215) 245-9100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.10 per share)
                     ---------------------------------------
                                (Title of Class)

                              Stock Purchase Rights
                              ---------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 29, 2002, 113,013,331 shares of common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on April 29, 2002), held by non-affiliates was approximately $953,231,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference herein from registrant's definitive proxy statement for its annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

================================================================================

                             CHARMING SHOPPES, INC.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------
Item 1    Business
          General .........................................................   1
          Stores ..........................................................   2
          Merchandising and Buying ........................................   3
          Marketing and Promotions ........................................   4
          Sourcing ........................................................   5
          Distribution and Logistics ......................................   6
          Competition .....................................................   6
          Monsoon and Accessorize Joint Venture ...........................   6
          Employees .......................................................   7
          Trademarks and Servicemarks .....................................   7
          Executive Offices ...............................................   7
Item 2    Properties ......................................................   8
Item 3    Legal Proceedings ...............................................   9
Item 4    Submission of Matters to a Vote of Security Holders .............   9
Additional Part I Information - Our Executive Officers ....................  10

PART II
-------
Item 5    Market for the Registrant's Common Equity and Related
            Stockholder Matters ...........................................  11
Item 6    Selected Financial Data .........................................  12
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................  14
                  Forward-Looking Statements ..............................  14
                  Critical Accounting Policies ............................  15
                  Results of Operations ...................................  18
                  Recent Developments .....................................  23
                  Financial Condition .....................................  26
                  Market Risk .............................................  32
                  Impact of Recent Accounting Pronouncements ..............  32
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ......  32
Item 8    Financial Statements and Supplementary Data .....................  33
Item 9    Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure ......................................  67

PART III
--------
Item 10   Directors and Executive Officers of the Registrant ..............  68
Item 11   Executive Compensation ..........................................  68
Item 12   Security Ownership of Certain Beneficial Owners and Management ..  68
Item 13   Certain Relationships and Related Transactions ..................  68

PART IV
-------
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K .  69

                                     PART I

Item 1.  Business

General

     We are a leading specialty apparel retailer primarily focused on plus-size women's apparel through our three distinct brands: Lane Bryant, Fashion Bug, and Catherine's Plus Sizes. During Fiscal 2002, the sale of plus-size apparel represented approximately 66% of our total net sales. We anticipate that this percentage will exceed 70% during Fiscal 2003. Through our fashion content, store layouts, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural profiles. As of February 2, 2002, we operated 2,446 stores in 48 states.

     In the late 1990's, our management team initiated a strategic plan aimed at capitalizing on the anticipated growth in the market for plus-size women's apparel. We began this process by increasing the floor space allocated to plus-size apparel in our Fashion Bug stores. In August 1999, we acquired the Modern Woman chain of 136 stores in 22 states, which specialized in plus-size women's apparel. In January 2000, we acquired the Catherine's chain of stores, which operated 436 stores in 40 states and the District of Columbia that also specialized in plus-size women's apparel. We have since converted all of the original Modern Woman stores into Catherine's stores. In August 2001, we acquired Lane Bryant, Inc., which operated 651 stores across the United States. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary branded labels. The acquisition of Lane Bryant significantly accelerated our long-term growth strategy of becoming a leader in the sale of plus-size women's apparel.

     We operate the following differentiated brands, each of which is designed to attract a distinct customer:

              Lane Bryant. Lane Bryant is a widely recognized name in plus-size fashion. Through private labels, such as Venezia Clothing Co.(R) and Cacique(TM) (a line of intimate apparel), Lane Bryant offers fashionable and sophisticated clothes in plus-sizes 14-28. Lane Bryant has a loyal customer base, ranging in age from 18 to 54 years old, that shops for fashionable merchandise in the moderate price range. Primarily a mall-based destination store for the plus-size woman, Lane Bryant currently operates 647 stores in 46 states that average approximately 6,100 square feet.

              Fashion Bug and Fashion Bug Plus. Fashion Bug and Fashion Bug Plus stores specialize in selling a wide variety of plus-size, misses and junior sportswear, dresses, coats, lingerie, accessories, and casual footwear. Fashion Bug customers range in age from 20 to 49 years old and shop in the low-moderate price range. The majority of the 1,252 Fashion Bug stores are located in strip shopping centers across the United States and average approximately 8,900 square feet.

              Catherine's Plus Sizes. Catherine's also specializes in plus-sizes and is particularly known for extended sizes (over size 28) and petite plus-sizes. Catherine's has also developed its proprietary body basics fit program, which is designed to help a woman choose merchandise styles that most flatter her figure. Catherine's offers classic apparel and accessories for career and casual lifestyles in a one-on-one selling environment, and its customers range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value when purchasing clothes. Our 461 Catherine's stores are located in 45 states, primarily in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States and average approximately 3,900 square feet.

     On January 28, 2002, we announced a restructuring plan that includes a number of initiatives designed to position our business for increased profitability and growth. The major components of this plan include:

o The closing of our The Answer/Added Dimensions chain and its 77 stores, including the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores;

o    The closing of 130 under-performing Fashion Bug stores; and

o    The conversion of 44 Fashion Bug store locations to Lane Bryant stores.

     The Answer/Added Dimensions, which was acquired as part of the Catherine's transaction in January 2000, operates 77 plus-size stores in 21 states, concentrated in the Southeast and the Northeast. The square footage for the chain is approximately 300,000 square feet, which is approximately 2% of the total square footage under lease for all our stores. These store closings and conversions are expected to be completed by the end of the second quarter of Fiscal 2003.

     The majority of the 130 under-performing Fashion Bug stores will close during the fourth quarter of Fiscal 2003, resulting in a reduction of 1.1 million square feet, or 6% of total square footage under lease for all our stores. The locations are dispersed throughout the country, and do not significantly represent any one geographic region.

     The Company also plans to convert 44 Fashion Bug stores to the Lane Bryant format. These conversions will enable us to enhance profitability and accelerate our strip center store opening strategy for Lane Bryant.

Stores

     Our 2,446 stores (as of February 2, 2002) are primarily located in suburban areas and small towns. Approximately 65% of these stores are located in strip shopping centers, while the balance are located in community and regional malls. Most of our Lane Bryant stores are in malls. In many locations, Lane Bryant is the only plus-size women's specialty apparel store in the mall. Lane Bryant has also recently demonstrated success in strip center locations. We believe that a significant opportunity exists to aggressively expand both Lane Bryant and Catherine's into additional strip center locations. We believe that our customers visit strip shopping centers more frequently than malls as a result of the tenant mix and convenience of strip shopping centers. In addition, we benefit in strip centers from substantially lower occupancy costs as compared to occupancy costs in malls.

     Our merchandise displays enable our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. We relocate or remodel our stores as appropriate to convey a fresh and contemporary shopping environment. We frequently test and implement new store designs and fixture packages aimed at providing an effective merchandise presentation. In particular, we intend, on a targeted basis, to continue remodeling certain of our Fashion Bug stores to present a bright, well-defined, easier to shop layout. In addition, we emphasize customer service, including the presence of helpful salespeople in the stores, lay-away plans, and acceptance of merchandise returns for cash or credit within a reasonable time period. Typically, our stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

     Store unit growth during Fiscal 2003 is projected to be approximately 50-60 stores. The breakdown by store format is approximately: 25 Lane Bryant stores (excluding conversions), 25 Catherine's stores, and 8 Fashion Bug stores. Additionally, we plan to remodel approximately 45-50 stores, and relocate approximately 75-80 stores during Fiscal 2003. We continue to seek additional new locations that meet our financial and operational objectives.

     Our store openings and closings and number of locations over the past five fiscal years are set forth in the following table:

                                                                       Fiscal Year Ended

                                                            Feb. 2,     Feb. 3,     Jan. 29,    Jan. 30,    Jan. 31,
                                                             2002        2001         2000        1999        1998
                                                             ----        ----         ----        ----        ----

Number of stores open at beginning of period ................1,755        1,740       1,135       1,135       1,134
Opened during period ........................................  125          106          75          65          25
Acquired during period ......................................  651            0         572           0           0
Closed during period ........................................  (85)         (91)(1)     (42)        (65)        (24)
                                                             -----        -----       -----       -----       -----
                                                             2,446        1,755       1,740       1,135       1,135
                                                             =====        =====       =====       =====       =====

Store Brand
Fashion Bug and Fashion Bug Plus ............................1,252        1,230       1,185       1,135       1,135
Lane Bryant .................................................  647            0           0           0           0
Catherine's/The Answer/Added Dimensions .....................  538          524         555(2)        0           0
Monsoon/Accessorize(3) ......................................    9            1           0           0           0
                                                             -----        -----       -----       -----       -----
                                                             2,446        1,755       1,740       1,135       1,135
                                                             =====        =====       =====       =====       =====

--------------------

(1) Includes 35 Modern Woman stores that were closed as a result of the consolidation of Modern Woman stores into Catherine's during the year ended February 3, 2001.

(2) Includes 122 Modern Woman stores that were closed or converted to the Catherine's formats during the year ended February 3, 2001.

(3)  See "Monsoon and Accessorize Joint Venture" below.

     All stores are operated under our direct management. Each store has a manager and an assistant manager, who are in daily operational control of their location. We employ district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each district manager has responsibility for an average of approximately eleven stores. Regional managers, who report to a Director of Stores, supervise the district managers. Generally, we appoint store managers from the group of assistant managers, and district managers are appointed from the group of store managers. We seek to motivate our store personnel through promotions from within, competitive wages and various incentive, medical, and retirement plans. We centrally develop store operations, merchandising, and buying policies, leaving individual store management with the principal duties of display, selling, and reporting through point-of-sale terminals.

Merchandising and Buying

     We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the target customer for each of our brands. Merchandise purchasing is conducted by separate merchandise groups for each of our brands by buyers supervised by one or more merchandise managers. We believe that specialization of buyers within particular brands enhances the distinctiveness between the brands and their offerings. In addition, we use domestic and international fashion market guidance, fashion advisory services, proprietary design, and in-store testing to determine the optimal product assortments for each of our brands. We believe that this approach results in greater success in predicting customer preferences while reducing our inventory investment and risk. We also seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.

     At Lane Bryant, we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and career-oriented merchandise and intimate apparel. We strive to translate the latest trends into plus-sizes and to be first to market with our merchandise. At Fashion Bug, we offer an assortment of both casual and career-oriented products, in plus, misses, and junior sizes at attractive prices. Fashion Bug's plus and misses size merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear. Fashion Bug's junior merchandise reflects the latest fashion trends and includes a significant amount of third-party, well-recognized national brands. At Catherine's, we offer a broad assortment of plus-size merchandise in classic styles designed to provide "head-to-toe" dressing for the 40 to 65 year-old customer. Catherine's features sportswear, dresses, intimate apparel, suits and accessories in a variety of plus-sizes, such as petites and extended sizes. Catherine's has developed a unique expertise in the fit, design and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

     We continue to refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store's location. We have distribution systems in place whereby stores that are identified as having certain customer profiles can be stocked with products specifically targeted to such customers. In addition, we continue to work to improve inventory turnover by better managing the flow of seasonal merchandise to our stores across all geographic regions.

     Our merchandising staffs obtain store and chain-wide inventory information generated by merchandise information systems that use point-of-sale terminals. Through these terminals, merchandise can be followed from the placement of our initial order for the merchandise to the actual sale to our customer. Based upon this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions, as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons.

     We employ a realistic pricing strategy that is aimed at setting the initial price markup of fashion merchandise in order to increase the percentage of sales at the ticketed price. We believe this strategy has resulted in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. However, our pricing typically does allow sufficient margin to permit merchandise discounts in order to stimulate customer purchases when necessary. In the future, we expect to continue to achieve a higher initial markup in our merchandise that is purchased through our overseas sourcing operations.

     Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the Easter, Labor Day, and Christmas seasons. We generally build inventory levels before these peak selling periods. To keep inventory current and fashionable, we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 2002, as a percent of total sales, were 19.8%, 20.2%, 27.6%, and 32.4%, respectively. Sales for the third and fourth quarters of Fiscal 2002 include the results of Lane Bryant, Inc., acquired on August 16, 2001. On a pro forma basis, had the acquisition of Lane Bryant occurred as of the beginning of Fiscal 2002, sales for the four quarters of Fiscal 2002, as a percent of total sales, would have been 25.4%, 25.5%, 23.1%, and 26.0%, respectively.

Marketing and Promotions

     We use several types of advertising to stimulate customer traffic, such as targeted direct mail advertising to preferred customers. These customers are selected from a database of more than 26 million proprietary credit card, third-party credit card, and cash customers. We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours to attract customers. With the planning and guidance of specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

     We maintain websites for our Lane Bryant and Catherine's brands that provide information regarding current fashions and promotions. Our Lane Bryant website enjoys more than 500,000 unique visitors per month and an established on-line community. We are presently developing e-commerce capabilities on this site. In March 2002, we launched an e-commerce pilot for our Catherine's brand. A grand opening of this site will be marketed later in 2002.

     We also seek to encourage sales through our proprietary and private-label credit cards. We believe that these credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct mail promotion, and encouraging incremental sales.

     Our proprietary Fashion Bug credit card program has approximately four million active accounts, which accounted for approximately 33% of Fashion Bug retail sales in Fiscal 2002. We control and service the entire Fashion Bug proprietary credit card file and have entered into various agreements whereby we securitize and sell all of our credit card receivables generated by this program. Under these agreements, we continue to service the receivables and control credit policies. This allows us to continue to fund receivable growth, provide customer service, and collect past-due accounts. Accordingly, our relationship with our credit card customers is not affected by these securitization agreements. Our Fashion Bug proprietary credit card portfolio is originated by Spirit of America National Bank, a national banking association and our wholly owned subsidiary. Spirit of America National Bank approves credit applications and a third party performs all billing and collection activities.

     Lane Bryant and Catherine's also offer customers the convenience of a private-label credit card. We use third-party banks to finance and service these private-label credit card programs. These third-party banks provide new account approval, credit authorization, billing, and account collection services. Under non-recourse agreements with the third-party banks, we are reimbursed with respect to sales generated by the private-label credit cards. These third-party agreements may require us to repurchase receivables from the third-party banks under certain conditions.

Sourcing

     To meet the demands of our customers, we access both the domestic and overseas wholesale apparel marketplace for our merchandise purchases. This allows us to maintain short lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. During Fiscal 2002, we purchased merchandise from approximately 1,100 suppliers and factories located throughout the world. We use our overseas sourcing operations primarily to procure fashion-basic merchandise for our brands, which generally requires longer lead times and in Fiscal 2002 accounted for approximately 30% of the Fashion Bug merchandise and approximately 20% of Catherine's merchandise. During Fiscal 2002, we purchased a portion of Lane Bryant merchandise from Mast Industries, Inc., a contract manufacturer and apparel importer, which is a wholly-owned subsidiary of The Limited, Inc. On a pro forma basis, if the acquisition of Lane Bryant had occurred as of the beginning of Fiscal 2002, purchases from Mast would have accounted for approximately 16% of our total merchandise purchases and approximately 39% of merchandise purchases for Lane Bryant. No more than 7% of goods purchased originated from any single manufacturer or factory.

     We pay for merchandise purchases outside the United States via letters of credit with third party vendors where we are the importer of record. To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should political instability result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

Distribution and Logistics

     We utilize three distribution centers. For our Fashion Bug stores, we operate a distribution center in Greencastle, Indiana. Located on a 150-acre tract of land, this facility contains a building of approximately 1,000,000 square feet. We estimate that this facility has the capacity to service 1,800 stores. For our Catherine's stores, we operate a 213,000 square foot distribution center in Memphis, Tennessee, which is designed to handle up to approximately 600 stores. For our Lane Bryant stores, we utilize a 514,000 square foot facility near Columbus, Ohio under an agreement with Distribution Land Corp., an affiliate of The Limited, Inc. Under a services agreement with The Limited, we receive inbound and outbound logistics and transportation services and receiving, handling, processing, storing, and distribution of all merchandise for Lane Bryant at the Ohio distribution facility. The lease and related logistics and transportation services will terminate in August 2004, although we have the right to terminate the services earlier upon notice.

     Most of our merchandise purchases are received at these three distribution facilities, where they are prepared for distribution to our stores. The automated sorting systems in these distribution centers enhance the flow of merchandise from receipt to quality control inspection, receiving, ticketing, packing, and final shipment. Merchandise is shipped to each store principally by common carriers. We use computerized automated distribution models to combine shipments when possible and improve the efficiency of the distribution operations. These models enable the distribution operations to reflect various customer profiles into each store's plan. These profiles provide information not only about the quantity of merchandise to be distributed to each store, but also about the type of merchandise to be shipped.

     Our merchandising and buying philosophy coupled with enhancements in inventory management help facilitate the timely and orderly purchase and flow of merchandise. This enables our stores to offer fresh product assortments on a regular basis. We are also currently analyzing our existing distribution network, and we expect shortly to make a decision whether to lease or purchase an additional distribution facility.

Competition

     The retail sale of women's apparel is a highly competitive business with numerous competitors, including department stores, specialty apparel stores, discount stores, and mail-order and e-commerce companies. We cannot reasonably estimate the number of our competitors due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, quality, display, and price, as well as store location, design, advertising, and promotion and personalized service to the customers.

Monsoon and Accessorize Joint Venture

     In October 2000, we entered into a joint venture with Monsoon plc. of London to bring its successful apparel and accessories retail stores concepts, Monsoon and Accessorize, from the United Kingdom to the United States. The Monsoon concept is a women's apparel specialty store in the moderate-better price range, with locations in premier malls. All merchandise is marketed under private label and is created by Monsoon's team of designers and buyers using manufacturing resources throughout the world. Product offerings include leading fashions in both career and special-occasion dressing. The target customer is 25 to 55 years old. Accessorize specializes in women's accessories in the moderate price range. Merchandise is also private label and is sourced from around the world using Accessorize's design, buying, and development teams. Product offerings include bags, necklaces, bracelets, earrings, hair accessories, hats, purses, scarves, sunglasses, and sarongs, among others. The target customer is 16 to 45 years old. We opened eight Monsoon and/or Accessorize stores during Fiscal 2002 and will be evaluating the performance of these stores in developing a longer-term growth strategy for these brands.

Employees

     As of the end of Fiscal 2002, we employed approximately 24,000 associates, which included approximately 15,000 part-time employees. In addition, we hire a number of temporary employees during the Christmas season. Approximately 60 of our employees are represented by unions, including approximately 35 employees at our Memphis, Tennessee distribution center. We believe that our relationship with these unions, and our employees overall, is satisfactory.

Trademarks and Servicemarks

     We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. "Fashion Bug(R)", "Fashion Bug PLUS(R)", "L.A. BLUES(R)", "Catherine's(R)", "Catherine's PLUS SIZES(R)", "CST STUDIO(R)", "CST SPORT(R)", "MAGGIE BARNES(R)", "ANNA MAXWELL(R)", "LIZ & ME(R)", "Lane Bryant(R)", "VENEZIA CLOTHING CO.(R)", "ELEMENTAL STRETCH(TM)", "PLUS SIZE SPECIALIST(TM)", "FASHION CHOICES FASHION SAVINGS Fashion Bug(TM)", and "CACIQUE(TM)" and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

     We also own the following domain name registrations: charming.com, charmingshoppes.com, fashionbug.com, fashionbugplus.com, catherines.com, lanebryant.com and others of lesser importance.

Executive Offices

     Charming Shoppes, Inc., was incorporated in Pennsylvania in 1969. Our principal offices are located at 450 Winks Lane, Bensalem, Pennsylvania 19020. Our telephone number is (215) 245-9100.

Item 2.  Properties

     We lease all our stores, with the exception of five stores, which we own. Typically, store leases have initial terms of 5 to 20 years and generally contain provisions for renewal options, additional rental charges based on sales performance, and payment of real estate taxes and common area charges.

     With respect to leased stores open as of February 2, 2002, the following table shows the number of store leases expiring during the periods indicated, assuming the exercise of our renewal options:

                                               Number of
                    Period                  Leases Expiring
                    ------                  ---------------
                  2002                           139
                  2002 - 2007                    728
                  2008 - 2012                    499
                  2013 - 2017                    338
                  2018 - 2022                    416
                  2023 - 2027                    269
                  Thereafter                      52

     We own a 1,000,000 square foot distribution center in Greencastle, Indiana that services our Fashion Bug and Fashion Bug Plus stores and a 213,000 square foot distribution center in Memphis, Tennessee that services our Catherine's stores. We also lease a 514,000 square foot distribution center near Columbus, Ohio that services our Lane Bryant stores pursuant to a lease with an affiliate of The Limited that will terminate in 2004.

     We lease 91,000 square feet of office space in Bensalem, Pennsylvania that houses our corporate headquarters and Fashion Bug operations. We also own approximately 22 acres in Bensalem with a 145,000 square foot office building that houses our primary data processing facility and additional administrative offices. We own a 99,000 square foot facility in Memphis, Tennessee that houses our Catherine's operations and an additional data processing facility. We also lease a 130,000 square foot facility near Columbus, Ohio that houses our Lane Bryant operations. Spirit of America National Bank, our wholly owned credit card bank subsidiary, occupies 30,000 square feet of leased office space in Miami Township, Ohio and 48,000 square feet of leased space for a credit card processing facility in Hollywood, Florida. We also maintain offices in New York City that occupy 13,000 square feet of leased space, and we own or lease a total of 43,000 square feet of office and warehouse space in Asia.

Item 3.  Legal Proceedings

     On October 24, 2001, a terminated employee filed a purported class action suit in Alameda Superior Court, California against Lane Bryant, Inc. alleging that she was misclassified as an exempt employee and that she was entitled to be paid overtime which she had not received. She further asserted that all of the Lane Bryant store sales managers in California were also misclassified and entitled to overtime. Because the investigation of the case and the discovery phase of the proceedings are at their initial stages, it is premature to speculate on the potential risk this suit presents to Lane Bryant. We intend to vigorously defend this suit.

     There are no other pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which our property or the property of any of our subsidiaries is the subject that are expected to have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Additional Part I Information - Our Executive Officers

     The following list contains certain information relative to our executive officers. There are no family relationships among any of our executive officers.

     Dorrit J. Bern, 52, has served as Chairman of the Board of Directors since January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern's term as a Director expires in 2002.

     Joseph M. Baron, 54, has served as Executive Vice President and Chief Operating Officer since March 2002. Prior to that, he served as President and Chief Executive Officer of Homelife Corporation from February 1999 to October 2001, and as President of Sears Homelife Furniture from 1996 to February 1999. Homelife Corporation filed a bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code during July 2001.

     Anthony A. DeSabato, 53, has served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

     Eric M. Specter, 44, has served as Executive Vice President - Chief Financial Officer since January 1997, and he has been employed by us since 1983. He also served as Treasurer from February 1998 to March 2000.

     Colin D. Stern, 53, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

     Erna Zint, 58, has served as Executive Vice President - Sourcing since January 1996.

     Jonathon Graub, 43, has served as Senior Vice President - Real Estate, since December 1999, and he has been employed by us since 1981.

     Jeffery A. Warzel, 45, has served as Senior Vice President - Infrastructure Operations and Strategic Planning since January 2000. Prior to that, he served as Vice President - Operations Support and Business Development for Western Auto, a subsidiary of Sears Roebuck & Co., from August 1996 to December 1999.

     Carmen Monaco, 55, has served as Vice President - Marketing since May 1997. Prior to that, he served as Senior Vice President - Marketing/Advertising for Goody's Family Clothing Inc. from August 1992 to May 1997.

     John J. Sullivan, 55, has served as Vice President - Corporate Controller since October 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer for National Media Corp. from January 1998 to October 1998, and as Senior Vice President of Administration for National Media Corp. from April 1995 to January 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     Our common stock is traded on the over-the-counter market and quoted on the Nasdaq National Market under the symbol "CHRS." The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by Nasdaq.

                                    Fiscal 2002                  Fiscal 2001
                                    -----------                  -----------
                                 High         Low            High           Low
                                 ----         ---            ----           ---
1st Quarter ....................$7.13        $4.62          $8.00          $4.94
2nd Quarter .................... 7.05         5.18           7.03           4.63
3rd Quarter .................... 7.00         4.48           6.19           4.88
4th Quarter .................... 6.70         4.73           7.13           5.38

     The approximate number of holders of record of our common stock as of April 29, 2002 was 2,408. This number excludes individual stockholders holding stock under nominee security position listings.

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. In addition, our existing credit facility and one of our agreements with The Limited, Inc. restrict the payment of dividends on our common stock. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financing" and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Debt").

     On August 16, 2001, we acquired 100% of the outstanding capital stock of Lane Bryant, Inc. from a subsidiary of The Limited, Inc. for cash of $286.2 million, including direct costs of the acquisition of $6.2 million and 8,688,784 shares of our common stock, valued at $55.0 million. On December 10, 2001, based on the final determination of the value of the Lane Bryant net assets acquired, we issued an additional 837,209 shares of our common stock, valued at $4.3 million, to a subsidiary of The Limited in connection with the acquisition. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The Limited has made certain representations to us as to investment intent, receipt of all information necessary or appropriate in deciding whether to purchase the shares, and knowledge and experience in financial or business matters. No offers to sell the shares were made by any form of general solicitation or general advertisement. The shares were issued subject to restrictions on transfer absent registration under the Securities Act and, in any event, The Limited is restricted from selling the shares for a one-year period after the close of the transaction. Pursuant to a Registration Agreement, we have agreed to provide certain registration rights with respect to the shares after the one-year period.

Item 6.  Selected Financial Data

     The following table presents selected financial data for each of our five fiscal years ended as of January 31, 1998 through February 2, 2002. The selected financial data is taken from our audited financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included under "Item 8. Financial Statements and Supplementary Data."

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY

                                                                          Fiscal Year Ended
                                                                          -----------------
                                                        Feb. 2,       Feb. 3,     Jan. 29,     Jan. 30,     Jan. 31,
(in thousands, except share amounts)                    2002(1)     2001(1)(2)     2000(1)       1999         1998
                                                        ----        ----           ----          ----         ----

Operating Statement Data:

Net sales ..........................................  $1,993,843   $1,607,079   $1,196,529   $1,035,160   $1,016,537
                                                      ----------   ----------   ----------   ----------   ----------
Cost of goods sold, buying, and occupancy
     expenses ......................................   1,455,601    1,134,554      854,774      771,107      772,709
Selling, general, and administrative expenses ......     486,204      382,398      281,637      245,164      231,476
Amortization of goodwill ...........................       4,885        4,885            0            0            0
Restructuring charge (credit) ......................      37,708(3)         0       (3,471)(4)   54,246(5)         0
Non-recurring gain from demutualization of
     insurance company .............................           0            0       (6,700)(6)        0            0
Non-recurring gain from asset securitization .......           0            0            0            0      (13,018)(7)
                                                      ----------   ----------   ----------   ----------   ----------
 Total operating expenses ..........................   1,984,398    1,521,837    1,126,240    1,070,517      991,167
                                                      ----------   ----------   ----------   ----------   ----------
Income (loss) from operations ......................       9,445       85,242       70,289      (35,357)      25,370
Other income, principally interest .................       4,730        8,304        7,698       14,420       14,442
Interest expense ...................................     (18,701)      (8,894)      (7,308)     (10,052)     (10,390)
                                                      ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes,
     extraordinary item, and cumulative
     effect of accounting change ...................      (4,526)      84,652       70,679      (30,989)      29,422
Income tax provision (benefit) .....................        (120)      33,014       26,852      (10,854)      10,088
                                                      ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary item and
     cumulative effect of accounting change ........      (4,406)      51,638       43,827      (20,135)      19,334
Extraordinary gain on early retirement of debt,
     net of tax ....................................           0            0        1,232            0            0
Cumulative effect of accounting change, net of tax .           0         (540)(8)        0            0            0
                                                      ----------   ----------   ----------   ----------   ----------
Net income (loss) ..................................  $   (4,406)  $   51,098   $   45,059  $   (20,135)  $   19,334
                                                      ==========   ==========   ==========  ===========   ==========
Basic net income (loss) per share ..................       $(.04)        $.50         $.46        $(.20)        $.18
Basic weighted average common shares outstanding ...     105,842      101,119       98,609       99,441      105,678
Net income (loss) per share, assuming dilution .....       $(.04)        $.48         $.43        $(.20)        $.18
Diluted weighted average common shares and
     equivalents outstanding .......................     105,842      115,027      115,888       99,441      107,081

Balance Sheet Data:

Total assets .......................................  $1,132,677     $852,767     $784,796     $684,649     $709,738
Current portion - long-term debt ...................       9,379        4,954        1,920           16           16
Long-term debt .....................................     208,491      113,540      105,213      119,475      138,116
Working capital ....................................     145,047      208,389      161,376      192,274      163,208
Stockholders' equity ...............................     549,802      493,269      436,263      383,572      416,810



                                                                                             Fiscal Year Ended
                                                                                             -----------------
                                                                        Feb. 2,       Feb. 3,     Jan. 29,     Jan. 30,     Jan. 31,
                                                                        2002(1)     2001(1)(2)     2000(1)       1999         1998
                                                                        ----        ----           ----          ----         ----
Performance Data:
Including restructuring charge (credit) and non-recurring items:
     Net return on average stockholders' equity ......................  (0.8)%      11.0%          11.0%        (5.0)%        4.6%
     Net return on average total assets ..............................  (0.4)        6.2            6.1         (2.9)         2.7

Excluding restructuring charge (credit) and non-recurring items:
     Net return on average stockholders' equity ......................   3.6        10.6            8.6          3.7          2.6
     Net return on average total assets ..............................   2.0         6.2            5.3          2.2          1.5

--------------------

(1) Results for Fiscal 2002 include the results of Lane Bryant, Inc., acquired August 16, 2001, from the date of acquisition. Results for Fiscal 2002, Fiscal 2001, and Fiscal 2000 include the results of Catherines Stores Corporation, acquired January 7, 2000, and Modern Woman Holdings, Inc., acquired August 2, 1999, from the dates of their respective acquisitions.

(2)  Fiscal 2001 consisted of 53 weeks.

(3) In January 2002, our Board of Directors approved a restructuring plan which included the closing of The Answer/Added Dimensions chain of 77 stores, the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, the closing of 130 under-performing Fashion Bug stores, and the conversion of 44 Fashion Bug stores to Lane Bryant stores, which resulted in a pre-tax charge of $37,708,000.

(4) During Fiscal 2000, we revised our estimates of costs recognized during Fiscal 1999 relating to the closing of our Bensalem distribution center and the elimination of our men's business (see note (5) below). As a result, we recognized pre-tax restructuring credits of $2,834,000 relating to the closing of our distribution center and $2,096,000 relating to the elimination of our men's business. In addition, we recognized a pre-tax restructuring charge of $1,459,000 in Fiscal 2000 in conjunction with the consolidation of the Modern Woman chain of stores into the Catherine's chain.

(5) During Fiscal 1999, our Board of Directors approved a restructuring plan in conjunction with the elimination of our men's business, which resulted in a pre-tax charge of $34,000,000. In addition, our Board of Directors approved a restructuring plan in conjunction with the decision to consolidate our distribution center operations, which resulted in a pre-tax charge of $20,246,000.

(6) During Fiscal 2000, we received a stock distribution from one of our mutual insurance carriers in connection with the carrier's conversion to a publicly held corporation (demutualization). We recorded the distribution at its fair value and recognized the resulting non-recurring gain in income from operations.

(7) During Fiscal 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 125, which included the valuing of an "I/O Strip" representing a payment stream consisting of excess finance charges and past-due fees over the sum of the return paid to certificate holders and credit losses. As a result, we eliminated our loss reserve related to our retained interest and related recourse provisions of our credit card certificates, and recognized a non-recurring gain of $13,018,000.

(8) We changed our method of accounting for sales returns and layaway sales in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") effective as of January 30, 2000. The cumulative effect of the change as of January 30, 2000 was a reduction in income of $540,000, net of a tax benefit of $334,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used herein, the terms "Fiscal 2002," "Fiscal 2001," and "Fiscal 2000" refer to our fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively. Fiscal 2001 consisted of 53 weeks, while Fiscal 2002 and Fiscal 2000 each consisted of 52 weeks.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, and capital expenditures, plans for future operations, and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect," "project," "estimate," "predict," "anticipate," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

     Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following:

            o Our business is dependent upon our being able to accurately predict rapidly changing fashion trends, customer preferences and other fashion-related factors, which we may not be able to successfully accomplish in the future.

            o The general slowdown in the United States economy and the uncertain economic outlook has led to reduced consumer demand for our apparel and accessories and may continue to do so in the future.

            o The women's specialty retail apparel industry is highly competitive and we may be unable to compete successfully against existing or future competitors.

            o We cannot assure the successful implementation of our business plan for increased profitability and growth in our plus-sized women's apparel business.

            o Our business plan is largely dependent upon the continued growth in the plus-sized women's apparel market which may not continue.

            o We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.

            o We depend on our distribution centers and could incur significantly higher costs and longer lead times associated with distributing our products to our stores if any of these distribution centers were to shut down for any reason.

            o We depend for our working capital needs on the availability of credit, including credit we receive from our suppliers and their agents, and on our credit card securitization program. If we were unable to obtain sufficient financing at affordable cost, our ability to merchandise our stores would be adversely affected.

            o We rely significantly on foreign sources of production and face a variety of risks (including political instability, imposition of duties or quotas, increased security requirements applicable to imports, delays in shipping, increased costs of transportation, and issues relating to compliance with domestic or international labor standards) generally associated with doing business in foreign markets and importing merchandise from abroad.

            o Our stores experience seasonal fluctuations in net sales and operating income. Any decrease in sales or margins during our peak sales periods, or in the availability of working capital needed in the months preceding such periods, could have a material adverse effect on our business. In addition, extreme or unseasonable weather conditions may have an impact on our sales.

            o War, acts of terrorism, or the threat of either may negatively impact availability of merchandise, customer traffic to our stores and otherwise adversely impact our business.

            o We may be unable to obtain adequate insurance for our operations at a reasonable cost.

            o We may be unable to protect our trademarks and other intellectual property rights, which we believe are important to our success and our competitive position.

            o We may be unable to hire and retain suitable sales associates at our stores.

            o We may be unable to successfully implement our restructuring plan described elsewhere in this report.

            o Our manufacturers may be unable to manufacture and deliver merchandise to us in a timely manner or to meet our quality standards.

            o Our sales are dependent upon a high volume of traffic in the strip centers and malls in which our stores are located and our future growth is dependent upon the availability of suitable locations for new stores.

            o We may be unable to successfully integrate Lane Bryant into our current operating structure, and we currently rely on management information systems and logistics services from The Limited with respect to our Lane Bryant stores.

CRITICAL ACCOUNTING POLICIES

     We have prepared the financial statements and accompanying notes included elsewhere in this report in conformity with United States generally accepted accounting principles. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

     We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, we consider the following accounting policies to be more critical to the preparation of our financial statements and accompanying notes.

Revenue Recognition

     Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We have adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2001. As a result of adoption of SAB 101, we established a reserve for estimated future sales returns based on an analysis of actual returns received following the end of each fiscal period and we began deferring recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program provides discounts on customer purchases over a twelve-month period upon payment of a $20 annual fee. We recognize revenues from card fees as sales over the life of the membership dependent upon discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. We recognize our costs of administering the program in cost of goods sold as incurred. We offset revenues recognized from card fees by discounts granted under the program. An increase in the level of refunds of membership fees could impact the level of revenue recognized.

Inventories

     We value our merchandise inventories at the lower of cost or market under the retail inventory method (average cost basis), which is an averaging method that has been widely used in the retail industry. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns and shrinkage on our retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns, and shrinkage, which significantly affect the ending inventory valuation at cost as well as resulting gross margins. Events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which under the RIM could result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. In addition, failure to estimate markdowns currently can result in an overstatement of inventory cost under the lower of cost or market principle. At the end of Fiscal 2002, for purposes of valuing our inventory, we recognized markdowns that had not been taken and which reduced inventories by approximately $4.5 million.

     In connection with our restructuring plan announced on January 28, 2002 (see "RECENT DEVELOPMENTS - Restructuring Charges" below), we recognized additional markdowns of $3.0 million in the fourth quarter of Fiscal 2002. The markdowns were related to the valuation of inventory for the stores we expect to close during the first half of Fiscal 2003.

Impairment of Long-Lived Assets

     We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires us to assess these assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value and an impairment loss is recognized. Our estimation of fair value is generally based on either appraised value or measured by discounting future cash flows, based on a number of assumptions and estimates.

     In connection with our restructuring plan announced on January 28, 2002 (see "RECENT DEVELOPMENTS - Restructuring Charges" below), we recognized a write-down of store fixed assets of approximately $17.8 million in accordance with the provisions of SFAS No. 121. We believe that the estimates and assumptions used in determining this impairment charge are reasonable and appropriate.

     At February 2, 2002, we evaluated the recoverability of goodwill and other long-lived assets by comparing carrying values to undiscounted cash flows. When we fully adopt SFAS No. 142, "Goodwill and Other Intangible Assets" in Fiscal 2003, impairment for goodwill and indefinite-lived intangible assets will be determined by comparing carrying values and fair values. Indefinite-lived intangible assets must be tested during the first quarter. The initial step in testing goodwill must be completed by the end of the second quarter. We currently believe that upon adoption of SFAS No. 142, we may be required to write-down a significant portion of Catherine's goodwill, which totaled $87.2 million at the end of Fiscal 2002. Any such write-down would be presented as the cumulative effect of an accounting change in the Fiscal 2003 Consolidated Statement of Operations and Comprehensive Income(Loss).

Acquisitions - Purchase Price Allocation

     We allocate the cost of acquisitions to the assets acquired and liabilities assumed. We assign to all identifiable assets acquired, including intangible assets, and all identifiable liabilities assumed a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed as goodwill. We make the initial purchase price allocation based on the evaluation of information and estimates available at the date of the financial statements. As final information regarding the fair value of assets acquired and liabilities assumed is evaluated and estimates are refined, we make appropriate adjustments to the amounts allocated to those assets and liabilities and change the amounts allocated to goodwill. We use all available information to make these fair value determinations and, for major business acquisitions, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. We have, if necessary, up to one year after the closing date of an acquisition to finish these fair value determinations and finalize the purchase price allocation.

Asset Securitizations

     We use an asset securitization program to fund substantially all of the credit card receivables generated by our Fashion Bug credit card program. The Fashion Bug credit cards are issued by Spirit of America National Bank, one of our subsidiaries. Asset securitization is a practice commonly used in the retail industry which allows companies with proprietary credit card programs to finance credit card receivables at attractive rates. Asset securitization involves the sale of the bank's Fashion Bug proprietary credit card receivables to a special purpose entity, which in turn transfers the receivables to a qualified special purpose entity (the "Trust") which is administered by an independent trustee. Because the Trust qualifies as a qualifying special purpose entity ("QSPE"), its assets and liabilities are not consolidated in our balance sheet.

     The Trust issues to investors various forms of certificates or credit card receivable interests (the "Certificates") that represent interests in the underlying Trust assets. The Trust pays to the holders of Certificates a portion of future scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the underlying performance of the Trust assets.

     In each securitization transaction, we retain certain subordinated interests, which effectively serve as a form of credit enhancement to the Certificates sold to outside investors. To the extent amounts remain available after repayment to the outside investors, the amounts are paid to us. Neither the investors nor the Trust have recourse against us beyond the combination of Trust assets and our subordinated interests, other than for breaches of certain customary representations, warranties and covenants. These representations, warranties, covenants and related indemnities do not protect the Trust or the outside investors against credit-related losses on the receivables.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we record an interest in the estimated present value of cash flows to be received by us over the expected outstanding period of the receivables. These cash flows essentially represent finance charges and past due fees in excess of the amounts paid to Certificate holders and credit losses, and are referred to as the "I/O strip." We use certain valuation assumptions related to the average lives of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate, in determining the estimated present value of the I/O strip. Changes in the average life of the receivables sold, loan payment rate, discount rate, and credit loss percentage could adversely impact the actual value of the I/O strip. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

RESULTS OF OPERATIONS

Financial Summary

     The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                                                           Percentage Increase
                                                                                               (Decrease)
                                                          Percentage of Net Sales            From Prior Year
                                                          -----------------------            ---------------
                                                       Fiscal     Fiscal     Fiscal       Fiscal         Fiscal
                                                        2002       2001       2000       2002-2001      2001-2000
                                                        ----       ----       ----       ---------      ---------
Net sales ...........................................  100.0%     100.0%     100.0%        24.1%          34.3%
Cost of goods sold, buying, and occupancy ...........   73.0       70.6       71.4         28.3           32.7
Selling, general, and administrative ................   24.4       23.8       23.5         27.1           35.8
Amortization of goodwill ............................    0.2        0.3        --           --             **
Restructuring charge (credit) .......................    1.9        --        (0.3)         **          (100.0)
Non-recurring gain from demutualization of
     insurance company ..............................    --         --         0.6          --          (100.0)
Income from operations ..............................    0.5        5.3        5.9        (88.9)          21.3
Other income, principally interest ..................    0.2        0.5        0.6        (43.0)           7.9
Interest expense ....................................    0.9        0.5        0.6        110.3           21.7
Income tax provision (benefit) ......................    --         2.1        2.2       (100.4)          22.9
Income (loss) before  extraordinary item and
     cumulative effect of accounting change .........   (0.2)       3.2        3.7       (108.5)          17.8
Gain on early retirement of debt, net of taxes ......    --         --         0.1          --             **
Net income (loss) ...................................   (0.2)       3.2        3.8       (108.6)          13.4
--------------------

**   Not meaningful

         The following table sets forth our net sales by store brand:

                                              Year Ended               Year Ended               Year Ended
                                           February 2, 2002         February 3, 2001         January 29, 2000
                                         Fiscal      Fourth        Fiscal      Fourth       Fiscal      Fourth
(in millions)                             Year       Quarter        Year       Quarter       Year       Quarter
                                          ----       -------        ----       -------       ----       -------

     Fashion Bug                         $1,164.0      $303.4     $1,213.1      $340.8     $1,138.3      $310.8
     Lane Bryant                            445.3(1)    254.1          0.0         0.0          0.0         0.0
     Catherine's, including Modern
         Woman                              381.7        88.0        394.0        93.9         58.2(2)(3)  37.6(2)
     Monsoon/Accessorize                      2.8         1.6          0.0         0.0          0.0         0.0
                                         --------      ------     --------      ------     --------      ------
     Total net sales                     $1,993.8      $647.1     $1,607.1      $434.7     $1,196.5      $348.4
                                         ========      ======     ========      ======     ========      ======

--------------------

(1) Sales from the date of acquisition on August 16, 2001.

(2) Includes Catherine's sales from the date of acquisition on January 7, 2000.

(3) Includes Modern Woman sales from the date of acquisition on August 2, 1999.


     The following table sets forth certain additional information related to changes in our net sales:

                                                                       Year Ended                 Year Ended
                                                                    February 2, 2002           February 3, 2001
                                                                   Fiscal       Fourth       Fiscal       Fourth
                                                                    Year        Quarter       Year        Quarter
                                                                    ----        -------       ----        -------
(Decrease) increase in comparable store sales(1)(2):
     Fashion Bug .................................................   (7)%         (8)%          1%          (1)%
     Catherine's .................................................   (2)          (5)          --           --
Sales from new stores as a percentage of total
     consolidated prior-period sales(2):
     Fashion Bug .................................................    5            4            8            7
     Catherine's .................................................    3            2           28(3)        14(3)
     Lane Bryant .................................................   28           58           --           --
     Monsoon/Accessorize .........................................   --           --           --           --
Prior-period sales from closed stores as a percentage
     of total consolidated prior-period sales(2):
     Fashion Bug .................................................   (3)          (3)          (3)          (3)
     Catherine's .................................................   (3)          (1)          --           --
Increase in sales from additional week in Fiscal 2001 ............   --           --            2            8
Increase in total sales ..........................................   24 %         49 %         34 %         25 %
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

(2) Pro forma for Fiscal 2001 as if based on comparable 52-week fiscal years and 13-week fiscal quarters. Results for the fourth quarter and fiscal year ended February 2, 2002 may not be equivalent to the change in total sales.

(3) Includes sales from Modern Woman stores acquired in August 1999.

Comparison of Fiscal 2002 to Fiscal 2001

Net Sales

     Net sales were $1,993.8 million in Fiscal 2002, an increase of 24.1% from $1,607.1 million in Fiscal 2001, primarily due to our acquisition of Lane Bryant in August 2001. The number of retail stores in operation at the end of Fiscal 2002 was 2,446 (including 647 Lane Bryant stores), compared to 1,755 at the end of Fiscal 2001. In line with overall consumer shopping trends and a generally weak retail sales environment, we experienced a year-over-year decrease in overall comparable store sales in Fiscal 2002 of 4.0%. For Fashion Bug stores, improvements in junior sportswear were offset by declines in other merchandise categories. In January 2001, we announced plans to support growth in plus-size apparel, and eliminated girls apparel from Fashion Bug stores effective at the end of the 2000-2001 winter season. Sales of Fashion Bug girls apparel were approximately $38.0 million during Fiscal 2001. For Catherine's stores, an increase in Fiscal 2002 sales of casual sportswear was offset by declines in other merchandise categories.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers (see "CRITICAL ACCOUNTING POLICIES - Revenue Recognition" above). We recognized $13.6 million of revenues from card fees in connection with this program in Fiscal 2002.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $1,455.6 million in Fiscal 2002, an increase of 28.3% from $1,134.6 million in Fiscal 2001, principally reflecting the increase in net sales. As a percentage of net sales, these costs increased by 2.4% in Fiscal 2002 as compared to Fiscal 2001.

     Cost of goods sold as a percentage of net sales increased 0.4% in Fiscal 2002 as compared to Fiscal 2001. Reduced merchandise margins in our Fashion Bug and Catherine's stores as a result of an increased level of promotional activity during Fiscal 2002, and costs related to exiting the girls business in our Fashion Bug stores, were partially offset by higher merchandise margins for our Lane Bryant stores and to a lesser extent by close management of in-season inventory levels. We include in cost of goods sold merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 2.0% in Fiscal 2002 as compared to Fiscal 2001. The increase in buying and occupancy expenses as a percentage of net sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of the decline in comparable store sales. Increased utilities expenses, relatively higher occupancy expenses for new and relocated stores as compared to our existing stores, and relatively higher occupancy expenses for our Lane Bryant stores also contributed to the increase in buying and occupancy expenses as a percentage of net sales. Buying expenses increased slightly as a percentage of net sales, primarily as a result of buying costs for Lane Bryant stores, which are relatively higher due to the product development and design process required to support a 100% private-label business. Buying expenses include payroll, payroll related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $486.2 million in Fiscal 2002, an increase of 27.1% from $382.4 million in Fiscal 2001, principally reflecting the acquisition of a large number of new stores in connection with the Lane Bryant transaction. As a percentage of net sales, these costs increased by 0.6% in Fiscal

2002 as compared to Fiscal 2001. Selling expenses increased 0.8% as a percentage of net sales. The relative increase was attributable to the lack of leverage on relatively fixed store payroll expenses as a result of the decline in comparable store sales. An improvement in our credit operations (which are included in selling expenses) as a result of reduced interest rates related to our asset securitization program was partially offset by increased delinquencies in our proprietary credit card program during the latter part of Fiscal 2002. General and administrative expenses decreased 0.2% as a percentage of net sales in Fiscal 2002, primarily as a result of the synergistic effect of a larger sales base on corporate administrative expenses and the favorable impact of cost reduction initiatives. Selling, general, and administrative expenses exclude goodwill amortization related to our acquisition of Catherine's.

Other Income

     Other income was $4.7 million in Fiscal 2002, a decrease of 43.0% from $8.3 million in Fiscal 2001. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of lower levels of invested funds and a decrease in the average yield on investments during Fiscal 2002 as compared to Fiscal 2001. During Fiscal 2002, investments in marketable securities were converted into cash and cash equivalents, and we used $83.0 million of cash and cash equivalents in connection with the acquisition of Lane Bryant.

Interest Expense

     Interest expense was $18.7 million in Fiscal 2002, an increase of 110.3% from $8.9 million in Fiscal 2001. This increase was primarily the result of short-term and long-term borrowings incurred in connection with the Lane Bryant acquisition, and to a lesser extent, the result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases.

Income Tax Provision (Benefit)

     The income tax benefit for Fiscal 2002 was $120 thousand resulting in a (2.7)% effective tax rate, as compared to an income tax provision for Fiscal 2001 of $33.0 million, resulting in a 39% effective tax rate. The Fiscal 2002 net tax benefit was negatively affected by a $1.8 million provision related to one of our employee insurance programs.

Comparison of Fiscal 2001 to Fiscal 2000

Net Sales

     Net sales were $1,607.1 million in Fiscal 2001, an increase of 34.3% from net sales of $1,196.5 million for Fiscal 2000, primarily due to our acquisition of Catherine's and Modern Woman. Net sales for Fiscal 2001 include $394.0 million of sales from Catherine's and Modern Woman stores compared to net sales of $58.2 million from Catherine's and Modern Woman stores in Fiscal 2000. We experienced a year-over-year increase in overall comparable store sales in Fiscal 2001 of 1.0%.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $1,134.6 million in Fiscal 2001, an increase of 32.7% from $854.8 million in Fiscal 2000, reflecting the increase in net sales. As a percentage of net sales, these costs decreased by 0.8% in Fiscal 2001 as compared to Fiscal 2000. Cost of goods sold as a percentage of net sales decreased 1.2% in Fiscal 2001 as compared to Fiscal 2000. The improvement in merchandise margins was primarily a result of the effect of relatively higher gross margins for our Catherine's stores, although cost of goods sold for our Fashion Bug stores also decreased as a percentage of net sales in Fiscal 2001 as compared to Fiscal 2000. Buying and occupancy expenses, expressed as a percentage of net sales, increased 0.4% in Fiscal 2001 as compared to Fiscal 2000. The increase in buying and occupancy expenses was primarily a result of increased utilities expenses and relatively higher occupancy expenses for new and relocated stores as compared to our existing stores.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $382.4 million in Fiscal 2001, an increase of 35.8% from $281.6 million in Fiscal 2000, principally reflecting the acquisition of a large number of new stores in connection with the Catherine's and Modern Woman transactions. As a percentage of net sales, these costs increased by 0.3% in Fiscal 2001 as compared to Fiscal 2000. The relative increase reflects relatively higher expenses for Catherine's as a percentage of net sales. Selling, general, and administrative expenses for the Fashion Bug stores were relatively unchanged as a percentage of net sales. Selling expenses were constant as a percentage of net sales. Increases in payroll costs were offset by lower marketing expenses as a percentage of sales and a reduction in the cost of our proprietary credit card program. General and administrative expenses increased 0.3% as a percentage of net sales in Fiscal 2001, primarily as a result of the lack of sales leverage and relatively higher expenses for Catherine's, which have been partially offset by improvements arising from the integration and consolidation of Catherine's.

Other Income

     Other income was $8.3 million in Fiscal 2001, an increase of 7.9% from $7.7 million in Fiscal 2000. This increase was primarily caused by a decrease in net realized losses on sales of available-for-sale securities in Fiscal 2001 as compared to Fiscal 2000. During the second half of Fiscal 2000, we incurred realized losses from sales of available-for-sale securities to finance the Catherine's and the Modern Woman acquisitions. Interest income also decreased as a result of reduced levels of available-for-sale securities during Fiscal 2001 as compared to Fiscal 2000.

Interest Expense

     Interest expense was $8.9 million in Fiscal 2001, an increase of 21.7% from $7.3 million in Fiscal 2000. This increase was primarily the result of an increase in long-term capital lease financing.

Income Tax Provision (Benefit)

     The income tax provision for Fiscal 2001 was $33.0 million, resulting in a 39% effective tax rate, as compared to an income tax provision for Fiscal 2000 of $26.9 million, resulting in a 38% effective tax rate. Included in the Fiscal 2001 and Fiscal 2000 tax provisions are $3.5 million and $2.0 million, respectively, related to one of our employee insurance programs. The increase in the effective tax rate from Fiscal 2000 to Fiscal 2001 is also the result of the non-deductibility for tax purposes of goodwill related to our Catherine's acquisition.

Non-recurring Gain From Demutualization of Insurance Company

     During Fiscal 2000, we received a stock distribution from one of our mutual insurance carriers in connection with the carrier's conversion to a publicly-held corporation (demutualization). In accordance with the consensus reached in Emerging Issues Task Force Issue No. 99-4, "Accounting for Stock Received from the Demutualization of A Mutual Insurance Company," we recorded the distribution at its fair value and recognized the resulting non-recurring gain of $6.7 million in income from operations, and subsequently sold the securities received.

Gain on Early Retirement of Debt

     During Fiscal 2000, we repurchased $23.3 million aggregate principal amount of our 7.5% Convertible Subordinated Notes due 2006 at a total cost of $21.0 million. The notes had an aggregate carrying value of $22.9 million as of the repurchase dates. The repurchases resulted in an extraordinary gain of $1.2 million, net of income taxes of $0.7 million.

Comparison of Fourth Quarter 2002 to Fourth Quarter 2001

Net Sales

     Net sales in the fourth quarter of Fiscal 2002 were $647.1 million, an increase of 48.9% from net sales of $434.7 million in the fourth quarter of Fiscal 2001, primarily due to our acquisition of Lane Bryant. Net sales for the fourth quarter of Fiscal 2002 include $254.1 million of sales from Lane Bryant stores. We experienced a quarter-over-quarter decrease in overall comparable store sales in the fourth quarter of Fiscal 2002 of 3.0%.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $482.1 million in the fourth quarter of Fiscal 2002, an increase of 55.1% from $310.9 million in the fourth quarter of Fiscal 2001, reflecting the increase in net sales over the period. As a percentage of net sales, these costs increased by 3.0% in the fourth quarter of Fiscal 2002 as compared to the fourth quarter of Fiscal 2001. Cost of goods sold, as a percentage of net sales, increased 0.7% in the fourth quarter of Fiscal 2002 as compared to the fourth quarter of Fiscal 2001. Decreased margins in our Fashion Bug and Catherine's stores as a result of higher levels of promotional activity in response to slower sales activity were partially offset by relatively higher gross margins for our Lane Bryant stores. Cost of goods sold for the fourth quarter of Fiscal 2002 also included $3.0 million of costs related to the valuation of inventory for stores to be closed during the first half of Fiscal 2003 as a result of the restructuring plan announced on January 28, 2002. Buying and occupancy expenses, expressed as a percentage of net sales, increased 2.3% in the fourth quarter of Fiscal 2002 as compared to the fourth quarter of Fiscal 2001. The increase in buying and occupancy expenses was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of the decline in comparable store sales and relatively higher occupancy expenses for our Lane Bryant stores.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $161.7 million in the fourth quarter of Fiscal 2002, an increase of 52.1% from $106.3 million in the fourth quarter of Fiscal 2001, principally reflecting the acquisition of a large number of new stores in connection with the Lane Bryant transaction. As a percentage of net sales, these costs increased by 0.5% in the fourth quarter of Fiscal 2002 as compared to the fourth quarter of Fiscal 2001. Improvements in selling expense as a result of the net reduction in the cost of our proprietary credit card program and a decrease in store payroll expenses at our Fashion Bug and Catherine's stores were offset by increased delinquencies in our proprietary credit card program and the negative effect of the lack of leverage on fixed expenses caused by the decline in comparable store sales.

RECENT DEVELOPMENTS

Acquisition of Lane Bryant

     On August 16, 2001, we acquired 100% of the outstanding stock of Lane Bryant, Inc. from a subsidiary of The Limited, Inc. for cash of $286.2 million, including direct costs of the acquisition of $6.2 million, and 8.7 million shares of our common stock, valued at $55.0 million. As of the date of acquisition, Lane Bryant operated 651 retail apparel stores in 46 states, specializing in fashion apparel and related accessories for women wearing plus-sizes 14 and greater. Lane Bryant had net sales of $930.0 million in Fiscal 2001. The cash we paid for the acquisition was funded with approximately $83.0 million from our existing cash and cash equivalents, a $75.0 million term loan, and revolving loans under a new credit facility obtained in connection with the acquisition. Based on a final determination of the value of the Lane Bryant net assets acquired, on December 10, 2001, we issued to a subsidiary of The Limited an additional 837,209 shares of our common stock valued at $4.3 million. Of the aggregate total of 9.5 million shares issued to The Limited, 9.1 million shares had been previously held by us as treasury shares. The Limited, Inc. is restricted from selling our shares for one year after the close of the transaction. We have accounted for this acquisition under the purchase method of accounting, and have included the results of operations of Lane Bryant in our results of operations from the date of acquisition. Prior-period results have not been restated.

     Concurrent with the acquisition of Lane Bryant, we began a detailed evaluation of Lane Bryant's operations, resulting in a plan for the closing of 14 under-performing Lane Bryant stores and the termination of approximately 140 store employees. As of February 2, 2002, we had finalized our plan to close the under-performing stores and to terminate the store employees. As a result, we recorded a liability of $3.8 million as part of the purchase price allocation, which was primarily for estimated lease termination payments. In addition, we recorded an accrual of $390 thousand for severance of store employees.

     In connection with the acquisition, we entered into a services agreement with The Limited and certain of its affiliates under which we receive certain transitional services, including data center processing of Lane Bryant business applications such as store polling and support of store systems, continuation of contract services with vendors for voice and data networks, and conversion services, through October 2, 2002. We have begun moving all of the Lane Bryant business applications and processes from The Limited to our platform and expect the transition to be completed by October 2, 2002. Other transitional services provided by The Limited have terms ranging from one month to 36 months, and we expect to pay approximately $25.7 million and $19.6 million during Fiscal 2003 and Fiscal 2004, respectively, to The Limited under these agreements. The cost of the services to be provided by The Limited is intended to approximate The Limited's cost in providing the services. We may terminate these agreements before their expiration dates with notice.

     We also entered into a lease agreement with Distribution Land Corp., an affiliate of The Limited, under which Lane Bryant has leased a distribution center and office space near Columbus, Ohio for a period of three years. The current monthly rental is $393 thousand and is subject to annual Consumer Price Index adjustments. In addition, Lane Bryant subleased 207 retail properties from The Limited under a Master Sublease. The stores subject to the Master Sublease had been operated as Lane Bryant stores before the acquisition. We have guaranteed the obligations of Lane Bryant under the Master Sublease. In connection with such guaranty, we agreed with The Limited to certain limitations on our ability to incur debt, make distributions to our shareholders, and purchase our own shares. These limitations will continue until The Limited's liability for the leases falls below a certain level or in certain other circumstances.

Restructuring Charges

Closing/Conversion of The Answer/Added Dimension and Fashion Bug Stores

     On January 28, 2002, we announced a restructuring plan, including a number of initiatives designed to position us for increased profitability and growth in the women's plus-size apparel business. The major components of the plan include
(1) the closing of The Answer/Added Dimensions chain of 77 stores, including the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, (2) the closing of 130 under-performing Fashion Bug stores, and (3) the conversion of 44 Fashion Bug store locations to Lane Bryant stores. The restructuring plan resulted in a pre-tax charge of $37.7 million ($24.5 million after-tax, or $.23 per share) in the fourth quarter of Fiscal 2002. The restructuring charge includes a $17.8 million non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18.5 million of anticipated payments to landlords for the early termination of existing store leases, $800 thousand for severance costs, and $600 thousand for signage removal and other costs.

     The fixtures and improvements have no alternative use or salvage value, and we expect them to be scrapped when the stores are closed. Our estimate of anticipated lease termination payments is based on our prior experience. However, the actual payment amount will depend on the results of our negotiations with many landlords, which could result in future adjustments to this estimate. We do not expect that any such adjustments would be material.

     Our estimated net after-tax cash cost of the restructuring is approximately $6.7 million. Our balance sheet at February 2, 2002 reflects the fixed asset write-down and the accrued lease termination, severance, and other costs. We expect to substantially complete the restructuring plan by the end of Fiscal 2003 and anticipate that this will thereafter improve our annualized pre-tax earnings by approximately $12.0 million. Because a majority of the store closings will occur during the second half of Fiscal 2003, the full impact of the completion of the restructuring plan is expected to first benefit the fiscal year ending January 31, 2004.

Store Restructuring and Elimination of Men's Merchandise From Fashion Bug Stores

     On March 5, 1998, our Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34.0 million. The plan was approved in conjunction with the decision to eliminate men's merchandise from our Fashion Bug stores. We closed 72 stores and downsized 100 stores in connection with the plan. Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory was sold, and the selling space used for men's merchandise was re-merchandised. In Fiscal 2000, we determined that 21 of the stores originally included in the plan would remain open as a result of negotiations with landlords and changes in economic conditions. As a result, we reversed reserves related to these stores and recognized a pre-tax restructuring credit of $2.1 million in Fiscal 2000. This restructuring plan was completed as of February 3, 2001, and there are no remaining restructure accruals relating to this plan.

     The restructuring charge included a $10.0 million write-off of the carrying value of fixtures and improvements in the stores to be reduced in size or closed. The fixtures and improvements had no alternative use or salvage value, and were expected to be scrapped at the time of the closing or downsizing of the stores. The restructuring charge also included accruals for anticipated payments to landlords for the early termination of existing store leases of $19.7 million, severance payments of $320 thousand, costs to remove store signs and entrances of $3.3 million, costs of supplies to be scrapped of $400 thousand, and legal and architectural fees of $280 thousand. The accrual for severance payments was for 650 store employees expected to be terminated as a result of the store closings. The number of employees actually terminated was reduced to 590 as a result of the 21 stores that remained open, as discussed above, and the excess severance accrual was reversed as part of the restructuring credit of $2.1 million recognized in Fiscal 2000. During Fiscal 2001, we closed one store and completed the downsizing of 28 stores in connection with the plan.

Distribution Center Restructuring

     On December 10, 1998, our Board of Directors approved a plan to close our Bensalem, Pennsylvania distribution center and sell the facility. The plan was approved in conjunction with the decision to consolidate the Bensalem distribution center operations into our Greencastle, Indiana distribution center. The plan resulted in a pre-tax restructuring charge of $20.2 million during Fiscal 1999.

     The restructuring charge included a $18.0 million write-down of the cost of the Bensalem facilities from a carrying value of $23.6 million to a net realizable value of $5.7 million, based on an independent appraisal. The restructuring charge also included an accrual of $1.5 million for severance costs resulting from the termination of 90 warehouse and distribution personnel and eleven management employees. In addition, the restructuring charge included an accrual of $721 thousand for incremental warehouse handling costs, outplacement services for terminated employees, legal fees related to the sale of the facility, and other non-recurring costs relating to the closure.

     The Bensalem distribution center closed on December 10, 1998, and we completed the sale of the Bensalem facility during Fiscal 2000. Upon completion of the sale of the facility, we recognized a pre-tax restructuring credit of $2.8 million in Fiscal 2000, which primarily represented sales proceeds in excess of the estimated net realizable value of the Bensalem facility. As of February 3, 2001, this restructuring plan has been completed, and there are no remaining restructure accruals relating to this plan.

Closing of Modern Woman Stores

     During the fourth quarter of Fiscal 2000, we recorded a restructuring charge of $1.5 million in connection with our acquisitions of Modern Woman and Catherine's. At the time of the Catherine's acquisition, we had planned to consolidate Modern Woman stores into the Catherine's division. The restructuring charge was primarily for lease termination costs related to the closing of eleven Modern Woman stores that geographically overlapped Catherine's stores. During Fiscal 2001, we closed ten of the eleven stores, and paid lease termination costs of $1.1 million related to the closed stores. As of February 3, 2001, $400 thousand of accrued restructuring charges related to the remaining store were unpaid. We closed the remaining store during Fiscal 2002, utilizing the remaining accrual.

Other Recent Developments

     On September 11, 2001, major terrorist attacks occurred against the World Trade Center in New York City and the Pentagon in Washington, D.C. These attacks adversely affected the United States economy, which was already slowing and showing signs of a recession before September 11, 2001. We did not experience any direct instances of destruction or impairment of our assets. However, many strip centers and malls in which we have stores were closed, in some cases for more than one day, and since then the government has reported threats of further attacks against United States locations including malls. We believe that the effects of the terrorist incidents had an adverse impact on our results of operations during Fiscal 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facilities described below. The following table highlights certain information related to our liquidity and capital resources:

                                          Fiscal        Fiscal          Fiscal
-----------                                2002          2001            2000
(dollars in thousands)                     ----          ----            ----
Cash and cash equivalents ............. $  36,640      $  56,544      $  34,299
Available-for-sale securities .........    70,366        125,278        115,829
Cash provided by operating activities .   142,865         93,269         57,894
Working capital .......................   145,047        208,389        161,376
Current ratio .........................       1.4            1.9            1.7
Long-term debt to equity ratio ........      37.9%          23.0%          24.1%

     Our cash provided by operating activities increased $49.6 million in Fiscal 2002 as compared to Fiscal 2001, from $93.3 million to $142.9 million. Earnings before interest, taxes, depreciation, and amortization and a non-cash write-down of fixed assets decreased $46.9 million from Fiscal 2001 to Fiscal 2002, from $141.8 million to $94.9 million. Excluding the acquisition of Lane Bryant, our investment in inventories, net of accounts payable, decreased $46.3 million in Fiscal 2002 as compared to Fiscal 2001 as a result of certain inventory management initiatives. Accrued restructuring costs increased $19.4 million in Fiscal 2002 as compared to a decrease of $7.8 million in accrued restructuring costs during Fiscal 2001.

     As a result of the recent decline in interest rates, a portion of our investments in U. S. government agency bonds with early redemption provisions were called for redemption during the first half of Fiscal 2002. The decrease in available-for-sale securities during Fiscal 2002 was primarily a result of these redemptions. We invested the proceeds from these early redemptions in cash equivalents until we used them in connection with our acquisition of Lane Bryant in August 2001.

     Our cash provided by operating activities increased $35.4 million in Fiscal 2001 as compared to Fiscal 2000, from $57.9 million to $93.3 million. Earnings before interest, taxes, depreciation, and amortization and excluding non-recurring gains increased by $41.0 million from Fiscal 2000 to Fiscal 2001, from $100.8 million to $141.8 million. This increase was primarily attributable to the acquisitions of Catherine's and Modern Woman in Fiscal 2000. A reduced level of growth in inventories from Fiscal 2000 to Fiscal 2001 was substantially offset by increased payments of prepaid and accrued expenses.

     Our capital expenditures were $63.0 million, $57.9 million, and $39.2 million in Fiscal 2002, 2001, and 2000, respectively. These expenditures were primarily for the construction, remodeling, and fixturing of new and existing retail stores, loss-prevention equipment, and systems technology. Fiscal 2000 expenditures included approximately $6.1 million for expansion of our Greencastle, Indiana distribution center.

     During Fiscal 2003, we anticipate capital expenditures of approximately $55.0-$65.0 million. These expenditures will primarily be for construction and fixturing of new stores, remodeling and fixturing of existing stores, investments in management information systems technology, and improvements to our corporate offices and distribution centers. It is anticipated that the funds required for capital expenditures will be financed principally through internally generated funds.

    The following table sets forth information with respect to store activity for Fiscal 2002 and planned store activity for Fiscal 2003:

                                           Fashion                                       Monsoon/
                                             Bug       Lane Bryant     Catherine's     Accessorize         Total
                                             ---       -----------     -----------     -----------         -----
Fiscal 2002:
Stores at February 3, 2001 .............    1,230            --              524               1          1,755
                                            -----           ---              ---             ---          -----
Stores acquired ........................       --           651               --              --            651
Stores opened ..........................       60             9               48               8            125
Stores closed ..........................      (38)          (13)             (34)             --           (85)
 .......................................      ---           ---              ---              --           ----
Net changes in stores ..................       22           647               14               8            691
                                              ---           ---              ---              --           ----
Stores at February 2, 2002 .............    1,252           647              538               9          2,446
                                            =====           ===              ===              ==          =====

Stores relocated during period .........       27            --               21              --             48
Stores remodeled during period .........       22            --               13              --             35

Fiscal 2003:
Planned store openings .................        8            69(1)            35(2)           --            112
Planned store relocations ..............       25            25               25              --             75
Planned store closings .................      174(1)         15               84(3)           --            273

---------
(1) Includes conversion of 44 Fashion Bug stores to Lane Bryant stores.

(2) Includes conversion of 10 Added Dimension stores to Catherine's stores.

(3) Includes the closing of 77 The Answer/Added Dimension stores, including 10 stores to be converted to Catherine's stores.

    During Fiscal 2002 and Fiscal 2001, pursuant to a program to replace our existing point-of-sale ("POS") equipment, we acquired $24.7 million and $14.9 million, respectively, of POS equipment for our Fashion Bug and Catherine's stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. During Fiscal 2002, we re-negotiated the terms of certain of our existing POS equipment capital leases. The re-negotiated leases were combined into a new lease with a 60-month term and a lower interest rate. The effect of the re-negotiation was a net (decrease) increase in total lease payments as follows: Fiscal 2002 - ($25 thousand); Fiscal 2003 - ($149 thousand); Fiscal 2004 - $235 thousand; Fiscal 2005 - $337 thousand; Fiscal 2006 - $6 thousand; Fiscal 2007 - $2.1 million.

     At February 2, 2002, our commitments for future principal payments under our short-term and long-term debt obligations, and minimum lease payments under our capital leases and operating leases, were as follows:

                                                  Fiscal Year Ended
(in millions)                2003       2004       2005       2006       2007     Thereafter
                             ----       ----       ----       ----       ----     ----------
Short-term debt ........... $ 54.3
Long-term debt ............    1.8     $  1.9     $ 70.7     $  6.1     $ 96.6      $  8.5
Capital leases ............    9.6        9.6        8.5        5.7        3.8          --
Operating leases(1) .......  212.2      183.5      150.0      112.7       79.6       170.4
                            ------     ------     ------     ------     ------      ------
Total ..................... $277.9     $195.0     $229.2     $124.5     $180.0      $178.9
                            ======     ======     ======     ======     ======      ======

--------------------

(1) Commitments under operating leases include $92.9 million payable under the Lane Bryant master sublease with The Limited, which we have guaranteed.

     We are currently analyzing our existing distribution network, and we are considering whether to purchase or lease an additional distribution center, either of which alternatives would require additional capital expenditures and will require approval under our existing credit arrangements. We are also presently evaluating various alternatives to our current capital structure, including whether to refinance a portion of our existing long-term debt. There can be no assurance as to the terms and conditions of any such refinancing or whether any such refinancing will be accomplished.

     We have formed a trust called the Charming Shoppes Master Trust to which Spirit of America National Bank, our credit card bank, has transferred through a special purpose entity its interest in credit card receivables created under our Fashion Bug proprietary credit card program. We, together with the trust, have entered into various agreements under which the trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the trust has entered into the securitization agreement. We securitized $423.1 million and $437.7 million of credit card receivables in Fiscal 2002 and Fiscal 2001, respectively, and had $303.7 million of securitized credit card receivables outstanding as of February 2, 2002. We held retained interests in our securitizations of $47.2 million as of the end of Fiscal 2002, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, we have repurchased only a small amount of receivables pursuant to this obligation. A securitization series in the aggregate principal amount of $83.5 million is scheduled to mature prior to the end of Fiscal 2003. We are currently considering various alternatives to replace this series. No assurance can be given that we will be successful in securing such replacement financing.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At February 2, 2002, Charming Shoppes Receivables Corp. held $38.5 million of Charming Shoppes Master Trust Certificates (which are included in the $47.2 million of retained interests we held at February 2, 2002) and Charming Shoppes Seller, Inc. held retained interests of $1.6 million. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. We could be affected by certain events that would cause the trust to require additional enhancement from proceeds within the trust that would otherwise be available to be paid to us with respect to our subordinated interests. Specifically, if either we or the trust fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. During Fiscal 2002, credit card receivable credit loss percentages exceeded a specified threshold percentage, which obligates the trust to accumulate $9.5 million into such an enhancement account, which if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. As of February 2, 2002, the Charming Shoppes Master Trust had $3.0 million segregated for such additional enhancement purposes. We do not expect the requirement to materially affect our liquidity or results of operations. We have no obligation to directly fund these enhancement accounts of the trust, other than for breaches of customary representations, warranties and covenants. These representations, warranties, covenants and related indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. See "CRITICAL ACCOUNTING POLICIES - Asset Securitizations" above, "MARKET RISK" below, and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Asset Securitization" for further discussion of our asset securitization program.

     We also have non-recourse agreements under which third parties provide accounts receivable proprietary credit card sales funding programs for both our Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Under the Catherine's agreement, we may be required to repurchase receivables from the third party under certain conditions relating to a change in control. Under the Lane Bryant agreement, we may be required to repurchase receivables from the third party upon termination of the agreement. Net proceeds received from sales of Catherine's receivables for Fiscal 2002 and Fiscal 2001 were approximately $129.1 million and $121.1 million, respectively. The net balances of Catherine's accounts receivable held by the third party at February 2, 2002 and February 3, 2001 were approximately $98.4 million and $99.6 million, respectively. Net proceeds received from sales of Lane Bryant receivables for Fiscal 2002 (subsequent to the date of acquisition) were approximately $128.9 million. The net balance of Lane Bryant accounts receivable held by the third party at February 2, 2002 was approximately $206.2 million.

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. Additionally, our existing credit facility and one of our agreements with The Limited restrict the payment of dividends on our common stock.

     We believe that our capital resources and liquidity position are sufficient to support our current operations. Our requirements for working capital, capital expenditures, and repayment of debt and other obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our credit facility, our proprietary credit card receivables securitization agreements, leases and other available financing sources, including possible refinancings of our existing debt.

Financing

     In connection with the acquisition of Lane Bryant, we replaced our existing $150.0 million revolving credit facility with a $375.0 million credit facility. We also terminated existing $20.0 million and $10.0 million revolving credit facilities. The new credit facility consists of a $300.0 million revolving credit facility and a $75.0 million three-year term loan. The credit facility provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise. As of February 2, 2002, we had $54.3 million outstanding under the revolving credit facility, $67.5 million outstanding under the term loan, and outstanding letters of credit totaling $47.5 million. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, with an option to renew the revolving portion for an additional year. At February 2, 2002, we had unused availability under the revolving credit facility of $128.7 million.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of February 2, 2002, the interest rate on borrowings under the revolving credit line was 3.9%. The interest rate on borrowings under the term loan equals Prime plus 4.0% per annum, with minimum and maximum rates of 11.5% and 13.0%, respectively, per annum. As of February 2, 2002, the interest rate on borrowings under the term loan was 11.5%.

     The credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). In January 2002, we amended the new credit facility in connection with our restructuring plan. Until the term loan is paid in full, the credit facility requires that we maintain a minimum twelve-month earnings before interest, income taxes, depreciation, and amortization, as adjusted pursuant to the terms of the credit facility and to account for the acquisition of Lane Bryant ("Adjusted EBITDA") of $140.0 million for Fiscal 2002 and $120.0 million through the end of Fiscal 2003. Thereafter, until the term loan is paid in full, the credit facility requires that we maintain a twelve-month Adjusted EBITDA of $140.0 million. Until the term loan is paid in full, the credit facility also requires that we maintain a ratio of Total Secured Debt to Adjusted EBITDA of not greater than 3.0 to 1.0 as of February 2, 2002, 2.85 to 1.0 at the end of the first quarter of Fiscal 2003, decreasing to 2.55 to 1.0 at the end of the fourth quarter of Fiscal 2003, and increasing to 3.0 to 1.0 at the end of each fiscal quarter thereafter. As of the end of Fiscal 2002, we were not in violation of any of the covenants included in the credit facility.

     In November 2001, we borrowed $10.9 million under a 7.77% mortgage note. The mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by our land, buildings, fixtures, and equipment in Bensalem, Pennsylvania and by leases and rents owned or received by us from tenants of the Bensalem facility. The net proceeds from the mortgage note were used to repay a portion of the borrowings outstanding under our credit facility.

     In December 2001, we borrowed $5.0 million under an 8.15% note. The note has a three-year term with 35 monthly installments of principal and interest of $126 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2004. The note is secured by our equipment and fixtures in our distribution center in Greencastle, Indiana. The net proceeds from the note were used to repay a portion of the borrowings outstanding under our credit facility.

     In July 1996, we completed a public offering of $138.0 million aggregate principal amount of 7.5% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into shares of our common stock at a conversion price of $7.46 per share. The Notes are redeemable, at our option, at 102.5% of principal through July 14, 2002 and at declining prices thereafter, decreasing to 100% on or after July 15, 2005. Holders of the Notes may require us to repurchase some or all of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any, under certain circumstances involving a change in control. There is no sinking fund for the Notes. During Fiscal 2000, we repurchased $23.3 million aggregate principal amount of the Notes, which had a net carrying value of $22.9 million as of the dates of purchase, at a total cost of $21.0 million.

     As part of the acquisition of Catherine's, we assumed a 7.5% mortgage note of $6.9 million and certain capital lease obligations totaling $2.8 million. The mortgage financing agreement provides for a mortgage facility with a seven-year term and annual payments based on a 20-year amortization period. A final payment of $5.6 million is payable in Fiscal 2006. The mortgage note is secured by land and buildings at the Memphis, Tennessee office of Catherine's. The capital leases are for data processing and POS equipment. At the end of the initial lease term, we have the option of purchasing the equipment at fair market value (or at $1 in the case of the POS equipment), renewing the leases, or returning the equipment to the lessor.

MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of February 2, 2002, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2003, an increase of approximately $500 thousand in selling, general, and administrative expenses would result.

     As of February 2, 2002, only our borrowings of $54.3 million under our credit facility were exposed to variable interest rates. An increase in market interest rates will increase our interest expense and decrease our cash flows. A decrease in market interest rates will decrease our interest expense and increase our cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Impact of Recent Accounting Pronouncements."


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8. Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Charming Shoppes, Inc.



        We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Impact of Recent Accounting Pronouncements, in the fiscal year ended February 2, 2002, the Company acquired Lane Bryant, Inc., which was accounted for in accordance with SFAS No. 141, "Business Combinations." In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets associated with the acquisition are not being amortized, which is different from the method of accounting for similar assets associated with previous acquisitions.

        As discussed in Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Revenue Recognition, in the fiscal year ended February 3, 2001, the Company changed its method of accounting for sales returns and allowances and layaway sales.


                                                            ERNST & YOUNG LLP



Philadelphia, Pennsylvania
March 11, 2002

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                February 2,          February 3,
(dollars in thousands)                                                             2002                 2001
                                                                                   ----                 ----
ASSETS
Current assets
Cash and cash equivalents ...................................................  $   36,640             $ 56,544
Available-for-sale securities, including fair value adjustments of
  $24 as of February 2, 2002 and $3 as of February 3, 2001 ..................      48,351               48,817
Merchandise inventories .....................................................     300,407              259,127
Deferred taxes ..............................................................      21,228               10,678
Prepayments and other .......................................................      78,118               56,748
                                                                               ----------             --------
Total current assets ........................................................     484,744              431,914
                                                                               ----------             --------

Property, equipment, and leasehold improvements - at cost ...................     657,067              504,071
Less accumulated depreciation and amortization ..............................     341,055              286,208
                                                                               ----------             --------
Net property, equipment, and leasehold improvements .........................     316,012              217,863
                                                                               ----------             --------

Trademarks and other intangible assets ......................................     171,794                    0
Goodwill ....................................................................     110,243               92,520
Available-for-sale securities, including fair value adjustments of $(39)
  as of February 2, 2002 and $77 as of February 3, 2001 .....................      22,015               76,461
Other assets ................................................................      27,869               34,009
                                                                               ----------             --------
Total assets ................................................................  $1,132,677             $852,767
                                                                               ==========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings .......................................................  $   54,296             $      0
Accounts payable ............................................................     107,891               94,881
Accrued expenses ............................................................     148,373              123,317
Accrued restructuring costs .................................................      19,758                  373
Current portion - long-term debt ............................................       9,379                4,954
                                                                               ----------             --------
Total current liabilities ...................................................     339,697              223,525
                                                                               ----------             --------

Deferred taxes ..............................................................      33,687               21,433
Long-term debt ..............................................................     208,491              113,540
Minority interest in consolidated subsidiary ................................       1,000                1,000

Stockholders' equity
Common stock $.10 par value
    Authorized - 300,000,000 shares
    Issued - 111,891,156 shares and 110,731,483 shares ......................      11,189               11,073
Additional paid-in capital ..................................................     103,267               80,977
Treasury stock at cost - 0 shares and 9,105,000 shares ......................           0              (41,537)
Deferred employee compensation ..............................................      (3,741)              (1,629)
Accumulated other comprehensive (loss) income ...............................        (818)                  74
Retained earnings ...........................................................     439,905              444,311
                                                                               ----------             --------
Total stockholders' equity ..................................................     549,802              493,269
                                                                               ----------             --------
Total liabilities and stockholders' equity ..................................  $1,132,677             $852,767
                                                                               ==========             ========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                               Year Ended
                                                                                 February 2,   February 3,    January 29,
(in thousands, except per share amounts)                                            2002          2001           2000
                                                                                    ----          ----           ----
Net sales .....................................................................  $1,993,843    $1,607,079     $1,196,529
                                                                                -----------    ----------     ----------

Cost of goods sold, buying, and occupancy expenses ............................   1,455,601     1,134,554        854,774
Selling, general, and administrative expenses .................................     486,204       382,398        281,637
Amortization of goodwill ......................................................       4,885         4,885              0
Restructuring charge (credit) .................................................      37,708             0         (3,471)
Non-recurring gain from demutualization of insurance company ..................           0             0         (6,700)
                                                                                -----------    ----------     ----------
Total operating expenses ......................................................   1,984,398     1,521,837      1,126,240
                                                                                -----------    ----------     ----------

Income from operations ........................................................       9,445        85,242         70,289
Other income, principally interest ............................................       4,730         8,304          7,698
Interest expense ..............................................................     (18,701)       (8,894)        (7,308)
                                                                                 ----------    ----------     ----------
Income (loss) before income taxes, extraordinary item, and
  cumulative effect of accounting change ......................................      (4,526)       84,652         70,679
Income tax provision (benefit) ................................................        (120)       33,014         26,852
                                                                                -----------    ----------     ----------

Income (loss) before extraordinary item and cumulative effect of
  accounting change ...........................................................      (4,406)       51,638         43,827
Extraordinary item - gain on early retirement of debt, net of
  income taxes of $664 ........................................................           0             0          1,232
                                                                                -----------    ----------     ----------
Income (loss) before cumulative effect of accounting change ...................      (4,406)       51,638         45,059
Cumulative effect of accounting change, net of income tax
  benefit of $334 .............................................................           0          (540)             0
                                                                                -----------    ----------     ----------
Net income (loss) .............................................................      (4,406)       51,098         45,059
                                                                                -----------    ----------     ----------

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities, net of income tax
  (expense) benefit of $(66) in 2002, ($718) in 2001, and $214 in 2000 ........          70         1,335           (343)
Reclassification of realized losses (gains) on available-for-sale securities included in net income, net of income tax (benefit) expense of $80
  in 2002, ($87) in 2001 and $726 in 2000 .....................................        (151)          162         (1,347)
Unamortized deferred loss on termination of derivative, net of income tax
  benefit of $621 in 2002 .....................................................      (1,152)            0              0
Reclassification of amortization of deferred loss on termination of
  derivative, net of income tax (benefit) of ($185) in 2002 ...................         341             0              0
                                                                                -----------    ----------     ----------
Total other comprehensive income (loss) .......................................        (892)        1,497         (1,690)
                                                                                -----------    ----------     ----------

Comprehensive income (loss) ...................................................  $   (5,298)   $   52,595     $   43,369
                                                                                ===========    ==========     ==========

Basic net income (loss) per share:
Before extraordinary item and cumulative effect of accounting change ..........       $(.04)        $ .51          $ .45
Extraordinary item ............................................................         .00           .00            .01
Cumulative effect of accounting change ........................................         .00          (.01)           .00
                                                                                      -----         -----          -----
Net income (loss) .............................................................       $(.04)        $ .50          $ .46
                                                                                      =====         =====          =====

Diluted net income (loss) per share:
Before extraordinary item and cumulative effect of accounting change ..........       $(.04)        $ .49          $ .42
Extraordinary item ............................................................         .00           .00            .01
Cumulative effect of accounting change ........................................         .00          (.01)           .00
                                                                                      -----         -----          -----
Net income (loss) .............................................................       $(.04)        $ .48          $ .43
                                                                                      =====         =====          =====

Certain prior-period amounts have been reclassified to conform to the current presentation.

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Additional
                                                               Common Stock            Paid-in          Treasury Stock
(dollars in thousands)                                       Shares       Amount       Capital        Shares          Amount
                                                             ------       ------       -------        ------          ------
Balance, January 30, 1999 ............................... 106,830,596    $10,683     $  64,924      (8,710,000)      $(39,405)
Issued to employees .....................................     354,620         36         1,575
Exercise of stock options ...............................   3,364,058        336        13,952
Shares received in payment of stock option
     exercises ..........................................    (909,849)       (91)       (6,374)
Purchases of treasury stock .............................                                             (245,000)        (1,419)
Tax benefit - employee stock programs ...................                                2,048
                                                          -----------    -------      --------       ---------        -------
Balance, January 29, 2000 ............................... 109,639,425     10,964        76,125      (8,955,000)       (40,824)
Issued to employees .....................................     224,141         22         1,020
Exercise of stock options ...............................     906,701         91         3,831
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans .........................     (38,784)        (4)         (214)
Purchases of treasury stock                                                                           (150,000)          (713)
Tax benefit - employee stock programs ...................                                  215
                                                          -----------    -------      --------       ---------        -------
Balance, February 3, 2001 ............................... 110,731,483     11,073        80,977      (9,105,000)       (41,537)
Issued to employees .....................................     467,113         47         3,532
Exercise of stock options ...............................     284,165         28         1,112
Shares withheld for payment of employee
     payroll taxes due on shares issued ................
     under employee stock plans .........................     (12,598)        (1)         ( 95)
Acquisition of Lane Bryant, Inc. ........................     420,993         42        17,721       9,105,000         41,537
Tax benefit - employee stock programs ...................                                   20
                                                          -----------    -------      --------       ---------        -------
Balance, February 2, 2002 ............................... 111,891,156    $11,189      $103,267               0        $     0
                                                          ===========    =======      ========       =========        =======

                                                                         Accumulated
                                                       Deferred             Other
                                                       Employee         Comprehensive     Retained
                                                     Compensation       Income (Loss)     Earnings
                                                     ------------       -------------     --------

Balance, January 30, 1999 .........................    $(1,051)            $  267         $348,154
Issued to employees ...............................     (1,488)
Amortization ......................................        747
Unrealized losses, net of tax benefit of $940 .....                        (1,690)
Net income ........................................                                         45,059
                                                       -------             ------         --------
Balance, January 29, 2000 .........................     (1,792)            (1,423)         393,213
Issued to employees ...............................       (785)
Amortization. .....................................        948
Unrealized gains, net of income taxes of $805 .....                         1,497
Net income ........................................                                         51,098
                                                       -------             ------         --------
Balance, February 3, 2001 .........................     (1,629)                74          444,311
Issued to employees ...............................     (3,229)
Amortization. .....................................      1,117
Unrealized losses, net of tax benefit of $450 .....                          (892)
Net loss ..........................................                                         (4,406)
                                                       -------             ------         --------
Balance, February 2, 2002 .........................    $(3,741)            $ (818)        $439,905
                                                       =======             ======         ========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended
                                                                        February 2,     February 3,    January 29,
                                                                           2002            2001           2000
(in thousands)                                                             ----            ----           ----
Operating activities
Net income (loss) ...................................................... $  (4,406)     $  51,098      $  45,059
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization ........................................    59,017         43,397         32,650
  Amortization of goodwill .............................................     4,885          4,885            302
  Deferred income taxes, net of acquisitions ...........................     9,212         10,375         18,250
  Non-recurring gain from demutualization of insurance company .........         0              0         (6,700)
  Write-down of capital assets due to restructuring ....................    17,763              0              0
  Net (gain) loss from disposition of capital assets ...................     4,278          2,587         (1,469)
  Tax benefit related to stock plans ...................................        20            215          2,048
  Net (gain) loss on sale of available-for-sale securities .............      (231)           249          4,627
  Net gain on repurchase of notes ......................................         0              0         (1,896)
  Changes in operating assets and liabilities, net of acquisitions:
     Merchandise inventories ...........................................    66,671          1,665        (29,703)
     Accounts payable ..................................................   (12,541)         6,160         (1,797)
     Prepayments and other .............................................   (10,832)        (8,841)        (5,097)
     Accrued expenses ..................................................   (10,356)       (10,716)        16,349
     Income taxes payable ..............................................         0              0         (4,552)
     Accrued restructuring costs .......................................    19,385        ( 7,805)       (10,177)
                                                                         ---------      ---------      ---------
Net cash provided by operating activities ..............................   142,865         93,269         57,894
                                                                         ---------      ---------      ---------

Investing activities

Gross purchases of available-for-sale securities .......................   (51,902)      (102,228)      (393,393)
Proceeds from sales of available-for-sale securities ...................   106,950         94,840        523,545
Acquisitions, net of cash acquired .....................................  (280,841)             0       (145,309)
Investment in capital assets ...........................................   (63,046)       (57,921)       (39,211)
Proceeds from sales of capital assets ..................................         0            833         10,556
Decrease (increase) in other assets ....................................     2,705         (6,444)        (4,927)
                                                                         ---------      ---------      ---------
Net cash used in investing activities ..................................  (286,134)       (70,920)       (48,739)
                                                                         ---------      ---------      ---------

Financing activities

Proceeds from short-term borrowings ....................................   623,704              0         30,600
Repayments of short-term borrowings ....................................  (569,407)             0        (34,393)
Proceeds from long-term borrowings .....................................    90,950              0              0
Reduction of long-term borrowings ......................................   (16,251)        (3,535)       (21,237)
Payments of deferred financing costs ...................................    (7,991)             0              0
Purchases of treasury stock ............................................         0           (713)        (1,419)
Proceeds from exercise of stock options ................................     2,360          3,144          7,804
Minority shareholder investment in joint venture .......................         0          1,000              0
                                                                         ---------      ---------      ---------
Net cash provided by (used in) financing activities ....................   123,365           (104)       (18,645)
                                                                         ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents .......................   (19,904)        22,245         (9,490)
Cash and cash equivalents, beginning of year ...........................    56,544         34,299         43,789
                                                                         ---------      ---------      ---------
Cash and cash equivalents, end of year ................................. $  36,640      $  56,544      $  34,299
                                                                         =========      =========      =========

Non-cash financing and investing activities

Common stock issued for acquisition of Lane Bryant, Inc. ............... $  59,300      $       0      $       0
                                                                         =========      =========      =========
Purchases of assets under capital leases ............................... $  24,677      $  14,896      $       0
                                                                         =========      =========      =========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
     The Company operates retail specialty stores located throughout the continental United States that merchandise plus-size, misses, and junior sportswear, dresses, coats, and lingerie, as well as accessories and casual footwear at a wide range of prices.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The parent and its subsidiaries have a 52-53 week fiscal year ending on the Saturday nearest to January 31. The fiscal year ended February 3, 2001 consisted of 53 weeks. As used herein, the terms "Fiscal 2002," "Fiscal 2001," and "Fiscal 2000" refer to the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

     On October 26, 2000, the Company signed a joint venture agreement with Monsoon plc. The joint venture is operated as a separate consolidated operating unit of the Company. The Company invested $4.0 million, or 80% of the initial capital in the joint venture, during Fiscal 2001. The impact of the joint venture on the Company's earnings for Fiscal 2002 and Fiscal 2001 was immaterial.

Foreign Operations
     The Company uses a December 31 fiscal year for its foreign subsidiaries in order to expedite the year-end closing. There were no intervening events or transactions with respect to the Company's foreign subsidiaries during the period from January 1, 2002 to February 2, 2002 that would have a material effect on the Company's financial position or results of operations.

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

Available-for-Sale Securities
     The Company's investments are classified as available for sale. Securities traded on an established market are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity. The cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method. Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments consist primarily of the Company's retained interests in its asset securitization program (see "ASSET SECURITIZATION" below). Long-term investments have an original maturity of greater than one year, but are available on an as needed basis to support working capital needs.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

Inventories
     Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method (average cost basis). Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns and shrinkage on retail inventories. The Company accrues an estimate for markdowns not yet taken which are necessary to sell aged inventory. Inventory shrinkage is based on semi-annual physical inventories on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates. Interim shrinkage estimates are determined on a store-by-store basis, based on the most recent physical inventory results.

Property and Depreciation
     For financial reporting purposes, depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. Accelerated depreciation methods are used for income tax reporting purposes. Depreciation and amortization expense was $53,134,000, $38,066,000, and $30,483,000 in Fiscal 2002, 2001, and 2000, respectively.
Depreciation and amortization expense for Fiscal 2002 and 2001 includes amortization of equipment acquired under capital leases.

     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the Company to assess these assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value and an impairment loss is recognized. The estimation of fair value is generally based on either appraised value or measured by discounting estimated future cash flows.

Goodwill and Intangible Assets
     In Fiscal 2002, the Company acquired trademarks, tradenames, internet domain names, customer lists, and a covenant not to compete in connection with the acquisition of Lane Bryant (see "ACQUISITIONS" below). The values of these intangible assets were determined by an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. The trademarks, tradenames, and internet domain names, which have indefinite useful lives, have not been amortized. The customer lists and covenant not to compete are being amortized over their estimated useful life of five years.

     The excess of the cost of the Lane Bryant acquisition over the estimated fair value of the identifiable tangible and intangible net assets acquired has been allocated to goodwill. In accordance with the provisions of SFAS No. 142, the goodwill has not been amortized.

     Goodwill related to the acquisition of Catherines Stores, Inc. has been amortized on a straight-line basis over 20 years. The Company periodically evaluates goodwill to determine if a revision to the remaining estimated useful life is required, or if a reduction in the carrying value is required because of an impairment of the asset.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

Asset Securitizations
     The Company adopted the disclosure provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (a replacement of SFAS No. 125), as of Fiscal 2001. Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company adopted the accounting requirements of SFAS No. 140 as of March 31, 2001, and has applied the requirements to new beneficial interests issued under its asset securitization program after that date. Adoption of SFAS No. 140 did not have a material impact on the Company's results of operations or financial position for Fiscal 2002 or 2001.

Deferred Debt Acquisition Costs
     Debt acquisition costs are deferred and amortized over the life of the related debt agreement.

Common Stock Plans
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant is amortized over the vesting period. No compensation expense is recognized for options having an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

Revenue Recognition
     Revenues from merchandise sales are net of returns and allowances, and exclude sales tax. The Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2001. As a result of adoption of SAB 101, the Company established a reserve for estimated future sales returns based on an analysis of actual returns received following the end of each fiscal period and began deferring recognition of layaway sales to the date of delivery. The cumulative effect of the adoption of SAB 101 as of January 30, 2000 was a decrease in income, net of taxes, of $540,000. The effect of adoption of SAB 101 on the results of operations for Fiscal 2002 and 2001 was immaterial. The pro forma effect of adoption of SAB 101 for Fiscal 2000 was immaterial.

     In Fiscal 2002, the Company began a customer loyalty card program for its Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $20 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds that card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs incurred by the Company in connection with administering the program are recognized in cost of goods sold as incurred. Revenues recognized from card fees are offset by discounts granted under the program.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

Cost of Goods Sold, Buying, and Occupancy Expenses
     Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs. Cost of goods sold for Fiscal 2002 includes costs incurred in connection with the Company's Fashion Bug customer loyalty card program (see "Revenue Recognition" above). Buying expenses include payroll, payroll related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Advertising Costs
     The Company expenses advertising costs as incurred. Advertising costs charged to expense were $47,310,000, $39,529,000, and $28,876,000 in Fiscal
2002, 2001, and 2000, respectively.

Income Taxes
     The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax basis differences.

     U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries accumulated prior to February 2, 2002 because the Company intends to reinvest such undistributed earnings in foreign operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Net Income (Loss) Per Share
     Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method. Common share equivalents also include the effect of assumed conversion of the Company's 7.5% Convertible Subordinated Notes Due 2006, using the "if-converted" method, when the effect of such assumed conversion is dilutive. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

Comprehensive Income (Loss)
     The consolidated statements of operations and comprehensive income (loss) include transactions from non-owner sources that affect stockholders' equity. Unrealized gains and losses recognized in comprehensive income are reclassified to net income upon their realization.

Business Segments and Related Disclosures
     The Company's Lane Bryant, Fashion Bug, and Catherine's stores operate within a single segment -- retail sales of women's apparel, and within a single geographic area -- the continental United States. The Company's foreign sourcing operations do not constitute a material geographic segment.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

Costs of Computer Software Developed or Obtained for Internal Use
     Costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Derivative Instruments and Hedging Activities
     The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. Prior to the end of Fiscal 2001, the Company terminated its interest rate swap agreement, which was used to limit the Company's interest rate risk on certain assets related to the management of its proprietary credit card program. Adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material effect on the Company's financial position or results of operations for Fiscal 2002.

Impact of Recent Accounting Pronouncements
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. For business combinations accounted for under the purchase method that were completed prior to July 1, 2001, previously recorded goodwill and intangibles are to be evaluated against the criteria in SFAS No. 141, which may result in the reclassification of certain intangible assets into or out of recorded goodwill. SFAS No. 142 requires that goodwill and intangible assets with an indefinite useful life not be amortized, but reviewed for impairment at least annually and written down in periods in which the recorded value of the goodwill or intangible asset exceeds its fair value. The transition provisions of SFAS No. 142 require the continuation of amortization of goodwill acquired prior to June 30, 2001, and require non-amortization of goodwill and indefinite-lived intangible assets acquired subsequent to June 30, 2001, until the provisions of SFAS No. 142 are adopted in full.

         The Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 in full as of February 3, 2002 (the beginning of the fiscal year ending February 1, 2003). The Company recognized $4,885,000 of amortization of goodwill in Fiscal 2002 and Fiscal 2001 related to the Catherine's acquisition. The Company's consolidated balance sheet as of February 2, 2002 includes $87,205,000 of goodwill related to the Catherine's acquisition. Commencing February 3, 2002, the Company will no longer amortize the Catherine's goodwill. However, the goodwill will be subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142.

     At the time of the Catherine's acquisition, the Company did not separately recognize or account for intangible assets (primarily trademarks and tradenames) acquired that would be amortized over the same period as goodwill, and included the value of these intangible assets in goodwill. Upon implementation of SFAS No. 142 in Fiscal 2003, no later than the end of the second quarter the Company will be required to test the goodwill associated with the Catherine's acquisition for impairment, and if the Company determines that there has been impairment, it would be required to write-down the goodwill associated with that acquisition. The Company currently believes that upon adoption of SFAS No. 142 it may be required to write-down a significant portion of the goodwill associated with the Catherine's acquisition. Any such write-down would be presented in the Fiscal 2003 Consolidated Statement of Operations and Comprehensive Income (Loss) as the cumulative effect of an accounting change as of

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

February 3, 2002. The Company adopted the provisions of SFAS No. 141 and the transition provisions of SFAS No. 142 in accounting for its acquisition of Lane Bryant, Inc. (see "ACQUISITIONS" below).

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolves certain implementation issues related to SFAS No. 121. The Company is currently evaluating the effect that adoption of SFAS No. 144 will have on the Company's financial position and results of operations.


ACQUISITIONS

     On August 16, 2001, the Company acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of The Limited, Inc. for cash of $286,223,000, including direct costs of the acquisition of $6,223,000, and 8,688,784 shares of the Company's common stock, valued at $55,000,000. As of the date of acquisition, Lane Bryant operated 651 retail apparel stores in 46 states, specializing in fashion apparel and related accessories for women wearing plus-sizes 14 and greater. Lane Bryant had net sales of $930.0 million in the fiscal year ended February 3, 2001. The cash paid for the acquisition was funded with the use of approximately $83,000,000 of the Company's existing cash and cash equivalents, a $75,000,000 term loan, and revolving loans under a new credit facility obtained in connection with the acquisition (see "DEBT" below). Based on the final determination of the value of the Lane Bryant net assets acquired, on December 10, 2001, the Company issued to a subsidiary of The Limited, Inc. an additional 837,209 shares of the Company's common stock valued at $4.3 million. Of the aggregate total of 9,525,993 shares of common stock issued, 9,105,000 shares had been previously re-acquired by the Company and were being held as treasury shares. The Limited, Inc. is restricted from selling the common stock it received from the Company for one year after the close of the transaction. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of Lane Bryant are included in the Company's results of operations from the date of acquisition. Prior-period results have not been restated.

     Assets acquired and liabilities assumed have been recorded at their estimated fair values. The recorded values of assets acquired and liabilities assumed are preliminary, and are subject to adjustment, pending final determination of their acquisition values. The final allocation of the purchase price is not expected to differ materially from the allocations used to prepare these financial statements. The Company expects to complete the final allocation of the purchase price within twelve months from the date of acquisition. The number of shares of the Company's common stock issued in connection with the acquisition is based on a five-day average market value as defined in the purchase agreement.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

     Concurrent with the acquisition of Lane Bryant, the Company began a detailed evaluation of Lane Bryant's operations, resulting in a plan for the closing of 14 under-performing Lane Bryant stores and the involuntary termination of approximately 140 store employees. As of February 2, 2002, the Company finalized its plan to close the under-performing stores and to terminate the store employees. As a result, the Company recorded a liability of $3,762,000 as part of the purchase price allocation, which was primarily for estimated lease termination payments. In addition, the Company recorded an accrual of $390,000 for severance of store employees. Generally, if actual lease termination and severance payments differ from these estimates, an adjustment would be recorded to the purchase price allocation.

     In connection with the acquisition, The Company entered into a services agreement with The Limited and certain affiliates of The Limited under which the Company receives certain transitional services, including data center processing of Lane Bryant business applications, such as store polling and support of store systems, continuation of contract services with vendors for voice and data networks, and conversion services, through October 2, 2002. The Company has begun moving all of the Lane Bryant business applications and processes from The Limited to the Company's platform and expects the transition to be completed by October 2, 2002.

     In accordance with the requirements of SFAS No. 141, the Company recognized certain intangible assets acquired, primarily trademarks, tradenames, and internet domain names, separately from goodwill. In accordance with the provisions of SFAS No. 142, the trademarks, tradenames, and internet domain names ($168,800,000) will not be amortized, but will be subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142. Other intangible assets acquired, consisting of customer lists ($2,700,000) and a covenant not to compete ($600,000), will be amortized over their estimated useful life of five years.

     The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired has been allocated to goodwill. In accordance with the requirements of SFAS No. 142, the goodwill will not be amortized, but will be subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

     The following condensed balance sheet presents the financial position of Lane Bryant as of August 16, 2001 after giving effect to the acquisition.

                  (in thousands)

                  Cash and cash equivalents .................................. $  5,382
                  Merchandise inventories ....................................  107,951
                  Deferred income taxes ......................................   20,099
                  Prepayments and other ......................................   11,504
                                                                               --------
                  Total current assets .......................................  144,936
                  Property, equipment, and leasehold improvements, net .......   79,884
                  Tradenames and other intangibles ...........................  172,100
                  Goodwill ...................................................   23,038
                                                                               --------
                  Total assets ............................................... $419,958
                                                                               ========

                  Accounts payable ........................................... $ 25,551
                  Accrued expenses ...........................................   35,842
                                                                               --------
                  Total current liabilities ..................................   61,393
                  Deferred income taxes ......................................   13,042
                  Total stockholders' equity .................................  345,523
                                                                               --------
                  Total liabilities and equity ............................... $419,958
                                                                               ========

     The acquisition of Lane Bryant complements the Company's long-term growth strategy of becoming a leader in the sale of plus-size specialty apparel. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates in multiple retail venues, primarily in leading malls.

     The following unaudited pro forma information is based on historical data, and gives effect to the Company's acquisition of Lane Bryant as if the acquisition had occurred on January 30, 2000. The pro forma information includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. Pro forma adjustments consist of additional depreciation from the step-up in value of property, equipment, and leasehold improvements acquired, additional amortization expense related to intangible assets acquired, additional interest expense and amortization of deferred financing costs related to debt incurred to finance the acquisition (see "DEBT" below), and a reduction in interest income from the use of approximately $83,000,000 of the Company's cash and cash equivalents to fund a portion of the acquisition.

                  (in thousands except per share amounts)        2002              2001
                                                                 ----              ----

                  Net sales ............................... $2,486,178       $2,536,952
                  Income before cumulative effect of
                     accounting change ....................      1,691           40,873
                  Net income ..............................      1,691           40,333
                  Net income per share:
                    Basic .................................       $.02             $.36
                    Diluted ...............................        .02              .36

     The unaudited pro forma information is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 30, 2000, and is not necessarily indicative of the

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that the Company may realize as a result of the acquisition. No assurances can be given as to the amount and timing of any financial benefits that the Company may realize as a result of the acquisition.

     In August 1999, the Company acquired 100% of the outstanding stock of Modern Woman Holdings, Inc. ("Modern Woman") for $9,773,000 ($8,709,000 net of cash acquired). In January 2000, the Company acquired 100% of the outstanding stock of Catherine's Stores Corporation ("Catherine's") for $154,884,000 ($136,600,000 net of cash acquired). The acquisitions have been accounted for under the purchase method of accounting, and the results of operations of the acquired companies are included in the Company's results of operations from their dates of acquisition. Prior-period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values. In connection with the Catherine's acquisition, the purchase price exceeded the fair value of identifiable net assets acquired. The excess purchase price, approximately $97,707,000, has been accounted for as goodwill. In connection with the Modern Woman acquisition, the fair value of the net assets acquired exceeded the purchase price, and the excess was applied to reduce the fair value of non-current assets. The acquisitions were financed through the use of internally-generated funds.

PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

                                                                Lives
(dollars in thousands)                                         (Years)         2002             2001
                                                               -------         ----             ----
Land ........................................................                 $  1,757         $   1,757
Buildings and improvements ..................................  10 to 40         60,141            54,232
Store fixtures ..............................................   5 to 10        142,392           108,069
Equipment ...................................................   3 to 10        159,899           144,978
Equipment acquired under capital leases .....................     5             45,847            21,928
Leasehold improvements ......................................  10 to 20        247,031           173,107
                                                                              --------         ---------
Total at cost ...............................................                  657,067           504,071
                                                                              --------         ---------
Less:  Accumulated depreciation and amortization ............                  329,053           278,471
       Accumulated amortization of capital leases ...........                   12,002             7,737
                                                                              --------         ---------
Total accumulated depreciation and amortization .............                  341,055           286,208
                                                                              --------         ---------
Net property, equipment, and leasehold improvements .........                 $316,012         $ 217,863
                                                                              ========          ========


TRADEMARKS AND OTHER INTANGIBLE ASSETS

                                                                Life
(dollars in thousands)                                         (Years)          2002
                                                               -------          ----
Trademarks, tradenames, and internet domain names ...........                 $168,800
Customer lists and covenant not to compete ..................     5              3,300
                                                                              --------
Total at cost ...............................................                  172,100
Less:  accumulated amortization of customer lists and
       covenant not to compete ..............................                      306
                                                                              --------
Net trademarks and other intangible assets ..................                 $171,794
                                                                              ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

     Total amortization of other intangible assets was $306,000 in Fiscal 2002. Estimated amortization of intangible assets for the next five fiscal years are:
2003 through 2006 - $660,000 per year; 2007 - $354,000.

     The trademarks and other intangible assets were acquired during Fiscal 2002 in connection with the acquisition of Lane Bryant (see "ACQUISITIONS" above). The values of the intangible assets were determined by an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. The trademarks, tradenames, and internet domain names have indefinite useful lives, and are not being amortized.

AVAILABLE-FOR-SALE SECURITIES

                                                                               Unrealized             Estimated
(in thousands)                                                Cost         Gains      Losses         Fair Value
                                                              ----         -----      ------         ----------
February 2, 2002
U. S. Treasury and government agency bonds ................  $ 14,862        $37       $   (52)       $ 14,847
Charming Shoppes Master Trust retained interest ...........    47,240          0             0          47,240
Low income housing partnerships ...........................     7,952          0             0           7,952
Other .....................................................       327          0             0             327
                                                             --------        ---       -------        --------
                                                             $ 70,381        $37       $   (52)       $ 70,366
                                                             ========        ===       =======        ========
February 3, 2001

U. S. Treasury and government agency bonds ................  $ 69,192        $99       $   (19)       $ 69,272
Charming Shoppes Master Trust retained interest ...........    47,724          0             0          47,724
Low income housing partnerships ...........................     7,952          0             0           7,952
Other .....................................................       330          0             0             330
                                                             --------        ---       -------        --------
                                                             $125,198        $99       $   (19)       $125,278
                                                             ========        ===       =======        ========

     Gross realized gains and (losses) on available-for-sale securities were $243,000 and ($12,000), respectively, during Fiscal 2002. Gross realized gains and (losses) were $43,000 and ($292,000), respectively, during Fiscal 2001. Gross realized gains and (losses) on available-for-sale securities were $6,910,000 and ($4,837,000), respectively, during Fiscal 2000.

Contractual maturities of available-for-sale securities at February 2, 2002 were:

                                                                       Estimated
(in thousands)                                            Cost        Fair Value
                                                          ----        ----------

Due in one year or less ...............................  $48,327         $48,351
Due after one year through five years .................   14,102          14,063
                                                         -------         -------
                                                          62,429          62,414
Equity securities .....................................    7,952           7,952
                                                         -------         -------
                                                         $70,381         $70,366
                                                         =======         =======

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

INCOME TAXES

Income (loss) before income taxes, extraordinary item, and cumulative effect of accounting change:

(in thousands)                           2002           2001           2000
                                         ----           ----           ----
Domestic .............................  $ (8,008)      $79,716       $ 65,615
Foreign ..............................     3,482         4,936          5,064
                                        --------       -------       --------
                                        $ (4,526)      $84,652       $ 70,679
                                        =========      =======       ========

Income tax provision (benefit):

(in thousands)                            2002           2001           2000
                                          ----           ----           ----
Current:

Federal ..............................  $ (6,037)      $17,345      $   5,431
State ................................     1,296         1,683          1,158
Foreign ..............................       288           883            514
                                        --------       -------       --------
                                          (4,453)       19,911          7,103
Deferred(1) ..........................     4,333        13,103         19,749
                                        --------       -------       --------
                                        $   (120)      $33,014        $26,852
                                        ========       =======       ========

--------------------

(1)   Primarily Federal

     The Company received an income tax refund of $2,902,000 during Fiscal 2002 and made income tax payments of $20,041,000 and $9,692,000 during Fiscal 2001 and 2000, respectively.

     Included in "Prepayments and other" in the accompanying balance sheet as of February 2, 2002 is an income tax receivable of $11,633,000.

Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                                   2002          2001         2000
                                                   ----          ----         ----

Statutory Federal income tax (benefit) rate ...   (35.0)%        35.0%        35.0%
State income tax, net of Federal income tax ...    18.6           1.9          1.0
Foreign income ................................   (14.1)         (1.0)        (1.7)
Employee benefits .............................    21.1           2.5          3.1
Amortization of goodwill ......................    37.8           2.0         --
Other, net ....................................   (31.1)         (1.4)         0.6
                                                  -----          ----         ----
                                                   (2.7)%        39.0%        38.0%
                                                 =======         =====        ====

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

Components of deferred tax assets and liabilities:

                                                           Net Current        Net Long-Term
                                                             Assets              Assets
(in thousands)                                            (Liabilities)       (Liabilities)
                                                          -------------       -------------
February 2, 2002
Property, equipment, and leasehold improvements ..........                    $  (3,892)
Tax net operating loss and credit carryforwards ..........                        6,879
Prepaid and accrued expenses .............................    $ 5,392
Inventory ................................................      1,278
Deferred compensation ....................................                        4,104
Intangible assets ........................................                      (14,809)
Accrued restructuring expense ............................     14,864
Investments ..............................................                       (5,137)
Deferred rent ............................................      2,098
Employee insurance program ...............................                      (15,900)
Other ....................................................     (2,404)           (4,932)
                                                              -------         ---------
                                                              $21,228          $(33,687)
                                                              =======         =========

February 3, 2001

Property, equipment, and leasehold improvements ..........                    $    (208)
Prepaid and accrued expenses .............................    $13,396
Inventory ................................................     (1,853)
Deferred compensation ....................................                        2,729
Investments ..............................................                       (6,907)
Deferred rent ............................................      2,099
Employee insurance program ...............................                      (14,100)
Other ....................................................     (2,964)           (2,947)
                                                              -------         ---------
                                                              $10,678          $(21,433)
                                                              =======         =========

--------------------

Certain prior-year amounts have been reclassified to conform to the current presentation.

     The Company's Federal tax returns for the fiscal years ended January 1994 through January 1999 are currently under audit, only as to an issue related to one of the Company's employee insurance programs. While no assessment has been made, the Company has established a reserve with respect to this issue. While the ultimate outcome of this matter cannot be predicted with certainty, in the opinion of management, it will not have a material adverse impact on the Company's financial position or results of operations.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                   (Continued)

DEBT

Long-term debt at year end:

(in thousands)                                         2002             2001
                                                       ----             ----
7.5% Convertible Subordinated Notes Due 2006 ......  $  96,047      $  96,047
Term loan due August 16, 2004 .....................     67,500              0
Capital lease obligations .........................     32,256         15,890
7.77% mortgage note ...............................     10,885              0
8.15% note ........................................      4,908              0
7.5% mortgage note ................................      6,261          6,449
Other .............................................         13            108
                                                     ---------      ---------
Total long-term debt ..............................    217,870        118,494
Less current portion ..............................      9,379          4,954
                                                     ---------      ---------
                                                      $208,491       $113,540
                                                     =========      =========

     The 7.5% Convertible Subordinated Notes (the "Notes") are convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $7.46 per share. The Notes are redeemable at the Company's option, in whole or in part, at 102.5% of principal through July 14, 2002 and at declining prices thereafter, decreasing to 100% on or after July 15, 2005. Under certain circumstances involving a change in control of the Company, holders of the Notes may require the Company to repurchase all or a portion of the Notes at 100% of the principal amount plus accrued and unpaid interest, if any. There is no sinking fund for the Notes.

     During Fiscal 2000, the Company repurchased $23,316,000 aggregate principal amount of the Notes, which had a net carrying value of $22,927,000 as of the dates of purchase, at a total cost of $21,031,000. The repurchases resulted in an extraordinary gain of $1,232,000, net of income taxes of $664,000, for Fiscal 2000.

     In connection with the acquisition of Lane Bryant, on August 16, 2001 the Company replaced its existing $150,000,000 revolving credit facility with a $375,000,000 credit facility pursuant to a loan and security agreement of the same date (the "Facility" or the "Agreement"). This Facility includes a revolving credit facility with a maximum availability of $300,000,000, subject to borrowing limitations based on eligible inventory and the value of certain real property, and a three-year term loan of $75,000,000. The Facility provides for cash borrowings and enables the Company to issue up to $150,000,000 of letters of credit for overseas purchases of merchandise. The Facility is secured by the general assets of the Company, except for certain assets of the Company's credit card securitization program, certain real properties and equipment subject to other mortgages, the Company's interest in its joint venture with Monsoon plc, and assets of the Company's non-U.S. subsidiaries. The Facility expires on August 16, 2004, with an option to renew the revolving credit facility for an additional year. The Company also terminated its existing $20,000,000 and $10,000,000 revolving credit facilities, which were obtained in connection with the Company's previous acquisitions of the Catherine's and Modern Woman stores.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on the Company's Leverage Ratio or excess availability, as defined in the Agreement. The interest rate on borrowings under the term loan equals Prime plus 4% per annum, with minimum and maximum rates of 11.5% and 13%, respectively, per annum. As of February 2, 2002, the interest rates on borrowings under the revolving credit line and term loan were 3.9% and 11.5%, respectively. There is a fee of 1-

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

1/2% per annum on outstanding documentary letters of credit, a fee of 2% per annum on outstanding stand-by letters of credit, a fee of .375% to .5% per annum on the unused portion of the revolving credit facility, and annual servicing fees totaling $156,000. Costs incurred by the Company in obtaining the Facility were approximately $7,991,000. These debt acquisition costs have been deferred and are being amortized over the life of the Agreement.

     The Agreement includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Agreement also requires, among other things, that the Company not pay dividends on its common stock and, under certain circumstances maintain an Adjusted Tangible Net Worth (as defined in the Agreement) of $228,000,000 (subject to adjustment). In January 2002, the Company amended the Agreement in connection with its restructuring plan. Until the term loan is paid in full, the Agreement requires that the Company maintain a minimum twelve-month earnings before interest, income taxes, depreciation, and amortization, as adjusted pursuant to the terms of the credit facility and to account for the acquisition of Lane Bryant ("Adjusted EBITDA") of $140.0 million for Fiscal 2002 and $120.0 million through the end of Fiscal 2003. Thereafter, until the term loan has been paid in full, the Agreement requires that the Company maintain a twelve-month Adjusted EBITDA of $140.0 million. The Agreement, as amended, also requires that until the term loan is paid in full the Company must maintain a ratio of Total Secured Debt to Adjusted EBITDA of not greater than 3.0 to 1.0 as of February 2, 2002, 2.85 to 1.0 at the end of the first quarter of Fiscal 2003, decreasing to
2.55 to 1.0 at the end of the fourth quarter of Fiscal 2003, and increasing to
3.0 to 1.0 at the end of each fiscal quarter thereafter. As of February 2, 2002, the Company was not in default with respect to any of the Agreement's covenants. The Company had outstanding letters of credit totaling $47,459,000 as of February 2, 2002, and the unused availability under the revolving credit facility was $128,706,000.

     The 7.77% mortgage note, dated November 1, 2001, has a ten-year term with 119 monthly installments of principal and interest of $103,000 commencing in January 2002 and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by land, buildings, fixtures, and equipment owned by the Company at its offices in Bensalem, Pennsylvania and by leases and rents owned or received by the Company from tenants of the Bensalem facility. The net proceeds of $10,851,000 from the mortgage note were used to repay a portion of the borrowings outstanding under the $375,000,000 credit facility, discussed above.

     In December 2001, the Company borrowed $5.0 million under an 8.15% note. The note has a three-year term with 35 monthly installments of principal and interest of $126 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2004. The note is secured by equipment and fixtures owned by the Company at its distribution center in Greencastle, Indiana. The net proceeds from the note were used to repay a portion of the borrowings outstanding under the Company's $375,000,000 credit facility, discussed above.

     During Fiscal 2002 and Fiscal 2001, the Company acquired $24,677,000 and $14,896,000, respectively, of POS equipment for its Fashion Bug and Catherine's stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. During Fiscal 2002, the Company re-negotiated the terms of certain of its existing POS equipment capital leases. The re-negotiated leases were combined into a new lease with a 60-month term and a lower interest rate. The effect of the re-negotiation was a net (decrease) increase in total lease payments as follows: Fiscal 2002 - ($25,000); Fiscal 2003 - ($149,000); Fiscal 2004 - $235,000; Fiscal 2005 - $337,000; Fiscal
2006 - $6,000; Fiscal 2007 - $2,072,000. As of February 2, 2002, the imputed interest rates on the capital leases ranged from 6.23% to 8.35%.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

     A 7.5% Mortgage Note and $2,753,000 of capital lease obligations were assumed in January 2000 in connection with the acquisition of Catherine's. The mortgage financing agreement provides for a $6,919,000 mortgage facility with a seven-year term and payments based on a 20-year amortization period. The mortgage includes a final payment of $5,585,000 in Fiscal 2006. The mortgage is secured by land and buildings at Catherine's office in Memphis, Tennessee. The capital leases are for data processing and point-of-sale equipment. At the end of the initial lease term, the Company has the option of purchasing the equipment at fair market value (or at $1 in the case of the point-of-sale equipment), renewing the leases, or returning the equipment to the lessor.

     During Fiscal 2002, 2001, and 2000, the Company made interest payments of $17,657,000, $8,712,000, and $7,519,000, respectively.

Aggregate maturities of long-term debt during the next five fiscal years are:

                        7.5%
                     Convertible
                    Subordinated    Term      Capital   Mortgage
(in thousands)          Notes       Loan      Leases      Notes      Other       Total
                        -----       ----      ------      -----      -----       -----
Fiscal Year:
2003 ..............                           $7,603     $1,767      $  9      $  9,379
2004 ..............                            8,109      1,914         4        10,027
2005 ..............                $67,500     7,645      3,205                  78,350
2006 ..............                            5,262      6,118                  11,380
2007 ..............    $96,047                 3,637        554                 100,238

     Minimum lease payments under capital leases for the next five fiscal years are: 2003 - $9,612,000; 2004 - $9,564,000; 2005 - $8,525,000; 2006 - $5,691,000;
2007 - $3,754,000. Included in these minimum lease payments is aggregate imputed interest of $4,890,000.

STOCKHOLDERS' EQUITY

     The Company's capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized; and 300,000,000 shares of common stock, $.10 par value.

     During the fiscal years ended January 31, 1998 and January 30, 1999, the Company's Board of Directors ("the Board") authorized the repurchase of up to 20,000,000 shares of the Company's common stock. As of February 3, 2001, the Company had repurchased an aggregate total of 9,105,000 shares of its common stock at an aggregate cost of $41,537,000. The shares repurchased were held as treasury stock. During Fiscal 2002, these treasury shares were re-issued in connection with the acquisition of Lane Bryant (see "ACQUISITIONS" above).

STOCK OPTION AND STOCK INCENTIVE PLANS

     At February 2, 2002, the Company had various stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation has been recognized in the financial

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

statements for options issued under such plans with an exercise price equal to the market price of the Company's common stock at the date of grant. In addition, no compensation expense has been recognized for shares of stock issued under the Company's Employee Stock Purchase Plan. Compensation cost recognized in the financial statements for discounted stock options, restricted stock awards and performance share awards granted was $1,117,000, $948,000, and $747,000 in Fiscal 2002, 2001, and 2000, respectively.

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

(in thousands, except per-share data)            2002         2001        2000
                                                 ----         ----        ----

Pro forma net income (loss) .................. $(7,045)      $49,185     $43,102
Pro forma net income (loss) per share
    Basic net income (loss) per share ........   $(.07)        $.49         $.44
    Diluted net income (loss) per share ......   $(.07)        $.47         $.41

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

                                                 2002         2001         2000
                                                 ----         ----         ----

Employee stock purchase plan .................   1.7%         4.9%         5.4%
Stock award plans ............................   3.8          4.8          6.5
Stock option and incentive plans .............   5.0          5.1          6.6

     The Company's Board of Directors adopted the 2000 Associates' Stock Incentive Plan on January 27, 2000. The plan provides for the grant of options, stock appreciation rights, restricted stock awards, deferred stock, or other stock-based awards to purchase up to 5,000,000 shares of the Company's common stock. The form of the grants, exercise price, and maximum term, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. As of February 2, 2002 and February 3, 2001, 352,160 options and 177,690 options, respectively, were exercisable under this plan.

     The Company's Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999. This program provides for the automatic annual grant of options to purchase 20,000 shares of common stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options may not be less than the fair market value of the stock on the date of grant. As of February 2, 2002, February 3, 2001, and January 29, 2000, 88,000 options, 28,000 options, and 0 options, respectively, were exercisable under this plan. The program also provides for a one-time grant of 10,000 shares of restricted common stock to each newly elected non-employee director. The grants vest in equal amounts over three years. During Fiscal 2002, Fiscal 2001, and Fiscal 2000, 0 shares, 10,000 shares, and 20,000 shares, respectively, were granted and issued as one-time grants under this program. The weighted average market value at date of grant for shares granted in Fiscal 2001 and Fiscal 2000 was $5.13 and $6.21, respectively.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

         The Company's Board of Directors adopted the 1999 Associates' Stock Incentive Plan in February 1999. The plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. The exercise price of such options may not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of February 2, 2002, February 3, 2001, and January 29, 2000, 245,200 options, 127,500 options, and 0 options, respectively, were exercisable under this plan.

         The Company's 1993 Employees' Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of common stock plus 9% of shares issued by the Company after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of February 2, 2002, February 3, 2001, and January 29, 2000, 4,931,030 options, 4,380,640 options, and 3,415,250 options, respectively, were exercisable under this plan. During Fiscal 2002, 2001, and 2000, 394,800 shares, 88,000 shares and 306,307 shares, respectively, were granted as restricted stock awards under this plan. The weighted average market value at date of grant for the Fiscal 2002, 2001, and 2000 awards was $5.73, $6.81, and $4.61 per share, respectively. During Fiscal 2002, 198,822 shares granted as restricted stock awards under this plan were issued and awards totaling 17,759 shares were canceled. During Fiscal
2001, 38,308 shares granted as restricted stock awards under this plan were issued and awards totaling 10,300 shares were canceled. As of February 2, 2002, restricted stock awards totaling 603,918 shares were outstanding under this plan.

         The Company's 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of common stock to key employees of the Company. The exercise price of options granted under this plan is $1.00 per share. As of February 2, 2002, February 3, 2001, and January 29, 2000, 53,702 options, 92,937 options, and 205,330 options, respectively, were exercisable under this plan.

         The Company's 1990 Employees' Stock Incentive Plan provides for the grant of options to purchase common stock to key employees of the Company. The exercise price of such options may not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, the Company no longer intends to issue options under this Plan. As of February 2, 2002, February 3, 2001, and January 29, 2000, 144,000 options, 144,000 options, and 483,800 options, respectively, were exercisable under this plan.

         The Company's 1989 Non-Employee Director Stock Option Plan provides for the grant of options to purchase up to 30,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company. The exercise price of such options may not be less than the fair market value of the stock on the date of grant. As of February 2, 2002, February 3, 2001, and January 29, 2000, 78,000 options, 66,000 options, and 78,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, the Company no longer intends to issue options under this plan.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)



The table below summarizes the activity in all Stock Option Plans:

                                                                         Average          Option
                                                         Option          Option           Prices
                                                         Shares           Price          Per Share
                                                         ------           -----          ---------
Outstanding at January 30, 1999 ....................... 10,427,334        $5.249     $ .500 - 16.875
Granted-option price equal to market ..................  1,794,970         4.077      3.625 -  6.625
Granted-option price less than market .................     16,000         1.000      1.000 -  1.000
Canceled/forfeited ....................................   (417,387)        5.068       .500 - 15.750
Exercised ............................................. (3,364,058)        4.247       .500 -  6.188
                                                        ----------        ------     ----------------
Outstanding at January 29, 2000 .......................  8,456,859         5.400        500 - 16.875
Granted-option price equal to market ..................  2,192,050         6.633      5.000 -  6.813
Granted-option price less than market .................     37,700         1.000      1.000 -  1.000
Canceled/forfeited ....................................   (682,035)        6.225      1.000 - 16.875
Exercised .............................................   (906,701)        4.326       .500 -  6.188
                                                        ----------        ------     ----------------
Outstanding at February 3, 2001 .......................  9,097,873         5.724       .500 - 15.813
Granted-option price equal to market ..................  2,661,200         6.380      4.730 -  6.710
Granted-option price less than market .................     22,800         1.000      1.000 -  1.000
Canceled/forfeited ....................................   (427,578)        6.253      1.000 - 16.875
Exercised .............................................   (284,165)        4.015       .500 -  6.000
                                                        ----------        ------     ----------------
Outstanding at February 2, 2002 ....................... 11,070,130        $5.895     $ .500 - 15.813
                                                        ==========        ======     ================

         Weighted average grant date fair value for options granted, using Black-Scholes model and assumptions described above:

                                                        2002     2001     2000
                                                        ----     ----     ----

Option price equals market price .....................  $3.16    $2.35    $1.92
Option price less than market price ..................   5.96     5.32     2.96

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

         The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of February 2, 2002 for the ranges of exercise prices shown:

                                                         Weighted     Weighted
                                                          Average      Average
                                            Option        Option      Remaining
Ranges of Option Prices                     Shares         Price        Life
-----------------------                     ------         -----        ----
$0.50-$1.00:
Options outstanding .....................   130,690         $.989        5.9
Options exercisable .....................    53,702          .972
$1.01-$5.00:
Options outstanding ..................... 4,342,100        $4.029        5.25
Options exercisable ..................... 3,156,800         4.063
$5.01-$10.00:
Options outstanding ..................... 5,752,640        $6.370        7.6
Options exercisable ..................... 1,869,590         6.272
$10.01-$15.81:
Options outstanding .....................   844,700       $13.010        1.35
Options exercisable .....................   812,000        13.020

         At February 2, 2002, 2,514,805 shares were available for grant under the 2000 Associates' Stock Incentive Plan, 88,327 shares were available for grant under the Amended and Restated Non-Employee Directors Program, 261,000 shares were available for grant under the 1999 Associates' Stock Incentive Plan, 2,103,266 shares were available for future grant under the 1993 Employees' Stock Incentive plan, and 168,417 shares were available for grant under the 1988 Key Employee Stock Option Plan.

         The Company's 1998 Restricted Stock Award Program provides for the grant of rights to receive shares of the Company's common stock subject to attainment of specified performance goals for Fiscal 2000. During Fiscal 2001, 77,450 shares were issued under this plan and rights to receive 33,605 shares were canceled. During Fiscal 2000, rights to receive 4,591 shares were granted and rights to receive 7,768 shares were canceled. The weighted average market value at date of grant for awards granted in Fiscal 2000 was $4.03 per share. Associates pay no cash consideration for shares received under the plan. The Company does not intend to grant further awards under this plan.

         The Company's Non-Employee Director Compensation Program and the Compensation Program for the Non-Employee Chairman of the Board of Directors were adopted on August 21, 1996 and approved by shareholders on June 19, 1997. These programs stipulate that, effective June 27, 1996, 60% of Non-Employee Director and 50% of Non-Employee Chairman compensation shall be paid in common stock of the Company. During Fiscal 2000, 1,500 rights were granted under this plan, and 1,500 shares were issued. The weighted average market value at date of grant for awards granted in Fiscal 2000 was $4.00 per share. Awards under this program were discontinued as of July 1, 1999 as a result of adoption of the Amended and Restated Non-Employee Directors Program.

         The Company's Board of Directors adopted the Restricted Stock Award Plan for Associates on January 26, 1995. The plan provides for discretionary awards of rights to receive up to 200,000 shares of restricted common stock to associates who are not directors or executive officers of the Company. Associates will pay no cash consideration for restricted stock received under an award. During Fiscal 2001, 5,500 shares were issued under this

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)


plan. During Fiscal 2000, 5,500 rights were granted under this plan, and 5,500 shares were issued. The weighted average market value at date of grant for awards granted in Fiscal 2000 was $3.63 per share. The Company does not intend to grant further awards under this plan.

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

EMPLOYEE STOCK PURCHASE PLAN

         The Company's 1994 Employee Stock Purchase Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of the Company's common stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 2002, 2001, and 2000, 82,184 shares, 57,527 shares, and 31,343 shares, respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2002, 2001, and 2000 was $5.52, $5.41, and $4.84 per share, respectively. At February 2, 2002, 1,591,780 shares were available for future purchases under this plan.

SHAREHOLDER RIGHTS PLAN

         On April 12, 1999, pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of common stock of the Company payable upon the close of business on April 26, 1999. Each Right entitles the registered holder to purchase from the Company one three-hundredth of a share of Series A Junior Participating Preferred Stock, or, under certain circumstances, a combination of securities and assets of equivalent value, at a purchase price of $20.00, subject to adjustment. The purchase price may be paid in cash or, if the Company permits, by the delivery of Rights under certain circumstances. The description and terms of the Rights are set forth in the Rights Agreement.

         Initially, ownership of the Rights will be evidenced by the certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a "Distribution Date" will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common stock of the Company (the "Stock Acquisition Date"), or (ii) the close of business on such date as may be fixed by the Board of Directors of the Company after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding common stock of the Company. Until the Distribution Date, (i) the Rights will be evidenced by the certificates representing shares of common stock and will be transferred with and only with such certificates, (ii) certificates issued after April 26, 1999 will contain a notation incorporating the Rights Agreement by reference, and
(iii) the surrender for transfer of any certificates for common stock of the

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

Company outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

         In the event that at any time following the Distribution Date a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, common stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. In lieu of requiring payment of the purchase price upon exercise of the Rights following any such event, the Company may permit the holders simply to surrender the Rights under certain circumstances in which event they will be entitled to receive common stock of the Company (and other property, as the case may be) with a value of 50% of what could be purchased by payment of the full purchase price. Notwithstanding any of the foregoing, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by the Acquiring Person will be null and void. Rights are not exercisable until such time as the Rights are no longer redeemable by the Company as set forth in the Rights Agreement.

         In the event that, at any time following the Stock Acquisition Date,
(i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger that is described in, or that follows a tender offer or exchange offer described above), or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. Again, provision is made to permit surrender of the Rights in exchange for one-half of the value otherwise purchasable. The events set forth in this paragraph and above are referred to as the "Triggering Events."

         The purchase price payable, and the number of shares of common stock of the Company or other securities or property issuable, upon exercise of the Rights are subject to certain anti-dilution adjustments. With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments amount to at least 1% of the purchase price. No fractional shares of common stock of the Company will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the common stock of the Company on the last trading date prior to the date of exercise.

         At any time until ten days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a redemption price of $.01 per Right, subject to adjustment. The ten-day period may be extended by the Board of Directors so long as the Rights are still redeemable. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)

NET INCOME (LOSS) PER SHARE

(in thousands)                                                                     2002         2001       2000
                                                                                   ----         ----       ----
Basic weighted average common shares outstanding ...............................  105,842     101,119       98,609
Dilutive effect of assumed conversion of convertible notes .....................        0      12,875       16,001
Dilutive effect of stock options ...............................................        0       1,033        1,278
                                                                                 --------    --------     --------
Diluted weighted average common shares and equivalents outstanding .............  105,842     115,027      115,888
                                                                                 ========    ========     ========

Income (loss) before extraordinary item and cumulative effect of
     accounting change .........................................................  $(4,406)    $51,638      $43,827
Decrease in interest expense from assumed conversion of notes,
     net of income taxes .......................................................        0       4,455        4,708
                                                                                 --------    --------     --------
Income (loss) before extraordinary item and cumulative effect of
     accounting change used to determine diluted earnings per share ............   (4,406)     56,093       48,535
Extraordinary item, net of income taxes ........................................        0           0        1,232
Cumulative effect of accounting change, net of income taxes ....................        0        (540)           0
                                                                                 --------    --------     --------
Net income (loss) used to determine diluted earnings per share ................. $ (4,406)   $ 55,553     $ 49,767
                                                                                 ========    ========     ========

Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:

Number of shares (in thousands) ................................................    5,805       3,762        4,089
Weighted average exercise price ................................................    $7.43       $8.06        $6.95

         The effect of an assumed conversion of the Company's Convertible Notes into 12.9 million shares of common stock was excluded from the computation of diluted net loss per share for Fiscal 2002 because the effect would have been anti-dilutive. All options to purchase the Company's common stock at February 2, 2002, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

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

         The program also includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The 401(k) plan includes a matching Company contribution of 50% of the participant's elective contribution on up to 6% of the participant's compensation. Participating employees are immediately vested in their own contributions. Full vesting in the matching Company contribution occurs on the earlier of the participant's attainment of 6 years of service, retirement, death, or disability, as defined in the plan. Company matching contributions are made in cash, and the available trust investment options do not include investment in the Company's own common stock.

         The total expense for the above plans amounted to $3,486,000, $2,137,000, and $1,312,000 for Fiscal 2002, 2001, and 2000, respectively.

         As of the dates of their respective acquisitions, Lane Bryant (through The Limited, Inc.), Catherine's, and Modern Woman provided retirement plans for their employees with benefits substantially the same as the Company's plan. Lane Bryant participant accounts in The Limited's plan have been transferred to the Company's plan, and the Catherine's and Modern Woman plans have been merged into the Company's plan. Participants in these plans retain credited years of service earned under those plans. In connection with the acquisition of Lane Bryant, the Company assumed an unfunded liability of $4,244,000 for supplemental retirement benefits for certain Lane Bryant employees.

         Also available to officers and certain key executives is a non-qualified deferred compensation plan. Under this plan, which was adopted January 1, 1998, participants may contribute up to 77% of their base compensation and 100% of bonus compensation.

ASSET SECURITIZATION

         Asset securitization involves the sale by the Company's credit card bank of Fashion Bug proprietary credit card receivables to a special purpose entity, which in turn transfers the receivables to a qualified special purpose entity (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. Certificates issued by the Trust are sold to investors, with any remaining undivided interest retained by the Company. The Company includes the remaining undivided interest and any other retained interest in investment securities available for sale in the accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value. The assets and liabilities of the Trust are not consolidated in the Company's balance sheet.

         The Company records gains or losses on the securitization of Fashion Bug credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that the Company has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the present value of the excess finance charges and past due fees over the sum of the return paid to certificate holders and credit losses. During Fiscal Years 2002, 2001, and 2000, the Company recognized additions to the I/O strip of $14,074,000, $11,973,000, and $9,876,000, respectively. Amortization and valuation adjustments in each year were $12,763,000, $13,143,000, and $9,836,000, respectively. The value of the I/O strip was $5,979,000, $4,668,000 and $5,838,000 as of the end of Fiscal 2002, 2001 and 2000, respectively. In addition, the Company recognized a servicing liability of $3,950,000, $3,864,000, and $2,744,000 in Fiscal Years 2002, 2001, and 2000, respectively, and of those balances, $3,993,000, $3,260,000, and $2,797,000 were amortized in each Fiscal Year, respectively. The Company amortizes additions to the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. The expected life is computed using the 12-month rolling average of principal payments as a percent of outstanding trust receivables sold.

         Proceeds from the sale of new loans to the Trust were approximately $423,089,000, $437,697,000, and $398,646,000 for Fiscal Years 2002, 2001, and
2000, respectively. At February 2, 2002 and February 3, 2001,

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)


approximately $303,659,000 and $301,704,000, respectively, of investor certificates remained outstanding. The investor certificates mature as follows:
$153,659,000 in the fiscal year ending February 1, 2003 and $150,000,000 in the fiscal year ending January 29, 2005. The Company's retained interests in its securitizations, which aggregated $47,240,000 and $47,724,000 at February 2, 2002 and February 3, 2001, respectively, are generally subordinated in right of payment to certificates issued by the Trust to third-party investors. The Company's obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, the amount of receivables repurchased pursuant to this obligation has been immaterial.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. The Company adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and has adopted the accounting requirements of SFAS No. 140 to the extent that it has issued new beneficial interests after March 31, 2001. Management uses key valuation assumptions in determining the fair value of its I/O strip. Key valuation assumptions relate to the average lives of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate. The Company estimates the average lives of the receivables and the anticipated credit losses using the rolling average of the past twelve months' experience, adjusted as necessary for the future impact of these key assumptions. The key assumptions used for the following sensitivities are a loan payment rate of 13.5%, a discount rate of 12.0% and a credit loss percentage of 12.7%. The average life of the receivables sold is approximately
0.6 years. A 10% and 20% adverse change in the loan payment rate would impact the fair value of the I/O strip by $467,000 and $861,000, respectively. A 10% and 20% adverse change in the discount rate would impact the fair value of the I/O strip receivable by $20,000 and $38,000, respectively. A 10% and 20% adverse change in the credit loss percentage would impact the fair value of the I/O strip receivable by $731,000 and $1,462,000, respectively. These adverse changes are hypothetical in nature and are presented in accordance with SFAS No. 140.

         Collections reinvested in revolving-period securitizations were $468,919,000 and $445,576,000 for Fiscal 2002 and 2001, respectively. Cash flows received on retained interests were $38,992,000 and $34,963,000 for Fiscal 2002 and 2001, respectively. Servicing fees received were $6,003,000 and $5,708,000 for Fiscal 2002 and 2001, respectively. The Company is the servicer of the Master Trust, and receives a servicing fee of approximately 2% of the investor interest. Total net credit losses were $38,878,000 and $22,602,000 for Fiscal 2002 and 2001, respectively, and credit card accounts that were 90 or more days delinquent at February 2, 2002 were $14,094,000.

         Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., consolidated wholly owned indirect subsidiaries of the Company, are separate special purpose entities created for the securitization program. At February 2, 2002, Charming Shoppes Receivables Corp. had $38,460,000 of Charming Shoppes Master Trust Certificates (which are included in the $47,240,000 of retained interests at February 2, 2002) and Charming Shoppes Seller, Inc. held retained interests of $1,616,000. These assets will be first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. The Company could be impacted by certain trigger events that would cause the Trust to require additional enhancement from proceeds within the Trust that would otherwise be available to the Company. Specifically, if either the Company or the Trust fail to meet certain financial performance standards, a credit enhancement condition would occur. During Fiscal 2002, credit card receivable credit loss percentages exceeded a specified threshold percentage, which obligates the Trust to accumulate $9.5 million into such an enhancement account, which if not required to be paid to the other certificate holders, will be available to the Company at the termination of the securitization series. As of February 2, 2002, the Trust had $3.0 million segregated for such additional enhancement purposes. The Company has no obligation to directly

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)


fund such enhancement accounts of the Trust. The providers of the credit enhancements and trust investors have no other recourse to the Company.

         The Company has non-recourse agreements pursuant to which third parties provide accounts receivable proprietary credit card sales funding programs for both its Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse the Company daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. The agreements may require the Company to repurchase receivables from the third parties under certain conditions. Net proceeds received from sales of Catherine's receivables for Fiscal 2002 and Fiscal 2001 were approximately $129,098,000 and $121,093,000, respectively. The net balance of Catherine's accounts receivable held by the third party at February 2, 2002 and February 3, 2001 was approximately $98,388,000 and $99,571,000, respectively. Net proceeds received from sales of Lane Bryant receivables for Fiscal 2002 (subsequent to the date of acquisition) were approximately $128,947,000. The net balance of Lane Bryant accounts receivable held by the third party at February 2, 2002 was approximately $206,247,000.

DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

         Although the Company securitizes credit card receivables from its Fashion Bug proprietary credit card program in a non-consolidated master trust, the Company is exposed to fluctuations in interest rates. On September 15, 1999, the Company entered into an interest rate swap transaction with a notional amount of $50,000,000 that limited the Company's exposure to rising interest rates should the one-month LIBOR rate increase to a rate above the agreement's specified rate of 6.51%. During Fiscal 2001, the Company terminated the swap agreement. In Fiscal 2002, the deferred loss related to this termination was recognized in comprehensive income and is being amortized to selling, general, and administrative expenses over 44 months (the remaining life of the original swap period) in accordance with SFAS No. 133.

LEASES

         The Company leases substantially all of its stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for renewal options, additional rentals based on a percentage of sales, and payment of certain real estate taxes. The Company also leases certain other buildings and equipment.


Rental expense was:

(in thousands)                     2002              2001             2000
                                   ----              ----             ----

Minimum rental ...................$158,878          $117,824        $  86,438
Contingent rental ................  26,201            18,901           15,399
                                  --------          --------        ---------
                                  $185,079          $136,725         $101,837
                                  ========          ========         ========

         Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: Fiscal 2003 - $212,248,000; Fiscal 2004 - $183,493,000; Fiscal 2005 - $150,041,000; Fiscal 2006 - $112,661,000;
Fiscal 2007 - $79,633,000; Thereafter - $170,389,000.

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)



         Rental expense includes charges from The Limited for office and distribution center space under agreements which expire in August 2004. These charges approximate market rates. The minimum annual rental commitments shown above include $4,720,000, $4,720,000, and $2,557,000 for Fiscal 2003, Fiscal
2004, and Fiscal 2005, respectively, to be paid under these agreements.

         Lane Bryant has subleased 207 properties from The Limited pursuant to a Master Sublease. The properties subject to the Master Sublease were operated as Lane Bryant stores prior to the closing of the acquisition. The Company has guaranteed the obligations of Lane Bryant under the Master Sublease, and, in connection with such guaranty, has entered into an agreement with The Limited, which requires the Company to comply with certain financial covenants restricting the incurrence of additional debt and payments to shareholders. The minimum annual rental commitments shown above include amounts payable under the Lane Bryant master sublease with The Limited which are guaranteed by the Company, as follows: Fiscal 2003 - $25,990,000; Fiscal 2004 - $21,786,000;
Fiscal 2005 - $17,292,000; Fiscal 2006 - $11,183,000; Fiscal 2007 - $7,291,000;
Thereafter - $9,327,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments:

                                                          February 2, 2002           February 3, 2001
                                                        Carrying        Fair       Carrying       Fair
(in thousands)                                           Amount         Value       Amount        Value
                                                         ------         -----       ------        -----
Assets:

Cash and cash equivalents ..............................$  36,640    $  36,640    $  56,544    $  56,544
Available-for-sale securities ..........................   70,366       70,366      125,278      125,278
Liabilities:
7.5% Convertible Subordinated Notes due 2006 ...........   96,047      101,089       96,047       93,012
Term loan due August 15, 2004 ..........................   67,500       67,500            0            0
7.77% mortgage note ....................................   10,885       10,885            0            0
8.15% note .............................................    4,908        4,908            0            0
7.5% mortgage note .....................................    6,261        6,261        6,449        6,449
Other long-term debt ...................................       13           13          108          108


         The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain equity securities that have no available bid/ask or sales prices as they are not traded in the open market. The carrying amount of these equity securities ($7,952,000 at February 2, 2002 and February 3, 2001) was used to approximate fair value. The fair value of the Company's 7.5% Convertible Subordinated Notes is based on quoted market prices for the securities. The fair values of the term loan, mortgage notes, and other long-term debt, based on estimated current interest rates that the Company could obtain on similar borrowings, would not be significantly different from the carrying value of the debt.

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)



RESTRUCTURING CHARGE (CREDIT)

Store Restructuring and Elimination of Men's Merchandise From the Company's Fashion Bug Stores

         On March 5, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a pre-tax charge of $34,000,000. The plan was approved in conjunction with the decision to eliminate men's merchandise from the Company's Fashion Bug stores. The Company closed 72 stores and downsized 100 stores in connection with the plan. Elimination of the men's merchandise from the stores was completed in October 1998, the balance of the men's inventory was sold, and the selling space used for men's merchandise was re-merchandised. In Fiscal 2000, the Company determined that 21 of the stores originally included in the plan would remain open as a result of negotiations with landlords and changes in economic conditions. As a result, the Company reversed reserves related to these stores and recognized a pre-tax restructuring credit of $2,096,000 in Fiscal 2000. This restructuring plan was completed as of February 3, 2001, and there are no remaining restructuring accruals relating to this plan.

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

         The following is a summary of restructuring charges accrued in connection with the plan to eliminate men's merchandise from the Company's Fashion Bug stores, and payments charged against the accrual:

                                                                    Sign and
                                                                    Entrance
                                                     Lease           Removal                        Total
                                                  Termination       and Other                      Accrued
(in thousands)                                       Costs            Costs        Severance        Costs
                                                     -----            -----        ---------        -----
Beginning accrual ...................................$19,700         $3,980          $ 320         $24,000
Fiscal 1999:
     Payments ....................................... (6,071)          (551)          (200)         (6,822)
                                                     --------        -------          -----        --------
Balance, January 30, 1999 ........................... 13,629          3,429            120          17,178
Fiscal 2000:
     Payments ....................................... (6,955)        (1,340)           (90)         (8,385)
     Revision of cost estimate ...................... (1,784)          (282)           (30)         (2,096)
                                                     --------        -------         ------        --------
Balance, January 29, 2000 ...........................  4,890          1,807              0           6,697
Fiscal 2001:
     Payments ....................................... (4,890)        (1,807)            --          (6,697)
                                                     --------        -------        -------        --------
Balance, February 3, 2001 ...........................$     0         $     0        $     0        $      0
                                                     ========        =======        =======        ========

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)


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

         The restructuring charge included a $17,969,000 write-down of the cost of the Bensalem facilities from a carrying value of $23,631,000 to a net realizable value of $5,662,000, based on an independent appraisal. The restructuring charge also included an accrual of $1,556,000 for severance costs resulting from the termination of 90 warehouse and distribution personnel and eleven management employees. In addition, the restructuring charge included an accrual of $721,000 for incremental warehouse handling costs, outplacement services for terminated employees, legal fees related to the sale of the facility, and other non-recurring costs relating to the closure.

         The Bensalem distribution center closed on December 10, 1998, and the Company completed the sale of the Bensalem facility during Fiscal 2000. Upon completion of the sale of the facility, the Company recognized a pre-tax restructuring credit of $2,834,000 in Fiscal 2000, which primarily represented sales proceeds in excess of the estimated net realizable value of the Bensalem facility.

         The following is a summary of restructuring charges accrued in connection with the closing of the Bensalem facility, and payments charged against the accrual:

                                                                    Contractual
                                                                     Warehouse
                                                                     Handling         Other          Total
(in thousands)                                      Severance          Costs          Costs          Costs
                                                    ---------          -----          -----          -----
Beginning accrual ....................................$ 1,556        $   436        $   285          $2,277
Fiscal 1999:
     Payments ........................................  (981)            (0)           (26)         (1,007)
                                                      -------        -------        -------         -------
Balance, January 30, 1999 ............................    575            436            259           1,270
Fiscal 2000:
     Payments ........................................  (575)          (436)          (144)         (1,155)
                                                      -------        -------        -------         -------
Balance, January 29, 2000 ............................      0              0            115             115
Fiscal 2001:
     Payments ........................................     --             --          (115)           (115)
                                                      -------        -------        -------        --------
Balance, February 3, 2001 ............................$     0        $    0         $     0        $      0
                                                      =======        =======        =======        ========


Closing of Modern Woman Stores

         During the fourth quarter of Fiscal 2000, the Company recorded a restructuring charge of $1,459,000 in connection with the Company's acquisitions of Modern Woman and Catherine's. At the time of the Catherine's acquisition, the Company had planned to consolidate Modern Woman stores into the Catherine's division. The restructuring charge was primarily for lease termination costs related to the closing of 11 Modern Woman stores that geographically overlapped Catherine's stores. There were no payments charged against this accrual as of January 29, 2000. During Fiscal 2001, the Company closed 10 of the 11 stores, and accrued restructuring charges

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)


of $1,086,000 related to the closed stores were paid. As of February 3, 2001, $373,000 of accrued restructuring charges related to the remaining store were unpaid. The Company closed the remaining store during Fiscal 2002, utilizing the remaining accrual.

Closing/Conversion of The Answer/Added Dimensions and Fashion Bug Stores

         On January 28, 2002, the Company announced a restructuring plan, including a number of initiatives designed to position the Company for increased profitability and growth in the plus-size businesses. The major components of the plan include (1) the closing of The Answer/Added Dimensions chain of 77 stores and the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, (2) the closing of 130 under-performing Fashion Bug stores, and (3) the conversion of 44 Fashion Bug store locations to Lane Bryant stores. The restructuring plan resulted in a pre-tax charge of $37,708,000 in the fourth quarter of Fiscal 2002.

         The restructuring charge includes a $17,763,000 non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18,500,000 of anticipated payments to landlords for the early termination of existing store leases, $829,000 for severance costs, and $616,000 for sign removal and other costs. The fixtures and improvements have no alternative use or salvage value, and are expected to be scrapped at the time the stores are closed. The estimated net after-tax cash cost of the restructuring is approximately $6,747,000. The Company's balance sheet at February 2, 2002 reflects the fixed asset write-down and the accrued lease termination, severance, and other costs. The Company expects to complete the restructuring plan by the end of Fiscal 2003.

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

                    CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 2, 2002
                                  (Continued)


QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                                  First            Second            Third            Fourth
(in thousands, except per share amounts)         Quarter           Quarter          Quarter           Quarter
                                                 -------           -------          -------           -------
Fiscal 2002(1)

Net sales .....................................   $394,761         $402,700          $549,295         $647,087
Gross profit ..................................    109,185          110,819           153,269          164,969
Net income (loss) .............................      8,368           14,860               160          (27,794)(2)
Basic net income (loss) per share .............        .08              .15               .00             (.25)
Diluted net income (loss) per share ...........        .08              .14               .00             (.25)

Fiscal 2001(3)

Net sales .....................................   $378,925         $429,658          $363,812         $434,684
Gross profit ..................................    107,409          133,128           108,236          123,752
Net income ....................................      7,733           26,841             7,377            9,147
Basic net income per share ....................        .08              .27               .07              .09
Diluted net income per share ..................        .08              .24               .07              .09

--------------------

(1) Results of operations for the third and fourth quarters of Fiscal 2002 include the results of Lane Bryant Inc. from August 16, 2001 (the date of acquisition).

(2)  Net loss includes an after-tax restructuring charge of $24,510.

(3) Fiscal 2001 consisted of 53 weeks. The fourth quarter of Fiscal 2001 consisted of 14 weeks.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        There are no matters that are required to be reported under this Item 9.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding our directors is included under the caption "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference. Information regarding Executive Officers is included under "Additional Part I Information - Our Executive Officers," in Part I of this Report.

Item 11. Executive Compensation

         Information regarding executive compensation is included under the caption "Management Compensation" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding the security ownership of certain beneficial owners and management is included under the caption "Principal Shareholders and Management Ownership" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is included under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) Financial Statements

         The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                    Page
                                                                                    ----
Report of Independent Auditors .......................................................33

Consolidated Balance Sheets -- February 2, 2002 and February 3, 2001 .................34

Consolidated Statements of Operations and Comprehensive Income (Loss) --
years ended February 2, 2002, February 3, 2001, and January 29, 2000 .................35

Consolidated Statements of Stockholders' Equity -- years ended
February 2, 2002, February 3, 2001, and January 29, 2000 .............................36

Consolidated Statements of Cash Flows -- years ended
February 2, 2002, February 3, 2001, and January 29, 2000 .............................37

Notes to Consolidated Financial Statements ...........................................38

(a)(2) Financial Statement Schedules

         All schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto included in Part II, Item 8 of this Report on Form 10-K.

(b) Reports on Form 8-K


         No reports were filed during the quarter ended February 2, 2002.

(c) Exhibits, including those incorporated by reference

         The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.


  Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1 Stock Purchase Agreement, dated as of July 9, 2001, among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.1).

2.2 Services Agreement, dated as of August 16, 2001, between LBH, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.2).

2.3 Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.3).

2.4 Master Sublease, dated as of August 16, 2001, between The Limited, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4).

2.5 Lease Agreement, dated as of August 16, 2001, by and between Distribution Land Corp. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.5).

2.6 Agreement and Plan of Merger, dated as of November 15, 1999, by and among Catherines Stores Corporation, Charming Shoppes, Inc., and Rose Merger Sub, Inc., incorporated by reference to Schedule 14(D)-1 of the Registrant filed on November 19, 1999. (Item 11(c)(1)).


                     Articles of Incorporation and By-Laws

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 3.1).

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2).


   Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 4.1).

4.2 Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.1).

4.3 Loan and Security Agreement, dated as of August 16, 2001, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.3).

4.4 Amendment No. 1, dated January 12, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc.,

Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

4.5 Indenture, dated as of July 22, 1996, between Charming Shoppes, Inc. and First Union National Bank.

Our miscellaneous long-term debt instruments and credit facility agreements, under which the underlying authorized debt is equal to less than 10% of the total assets of us and our subsidiaries on a consolidated basis, may not be filed as exhibits to this report. We agree to furnish to the Commission, upon request, copies of any such unfiled instruments.

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

10.1.2 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.3 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.4 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Street, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank.

10.1.5 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.23).

10.1.6 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.16).

10.1.7 Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.17).

10.1.8 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. for the quarter ended May 1, 1999. (File No. 000-19372, Item 6. (A)(1)).

10.1.9 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996.

10.1.10 Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1(a)).

10.1.11 First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1).


          Management Contracts and Compensatory Plans and Arrangements

10.2.1 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.3).

10.2.2 The 1989 Non-Employee Director Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.5).

10.2.3 Non-Employee Directors' Restricted Stock Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.6).

10.2.4 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.1).

10.2.5 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.2).

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.3).

10.2.7 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.8 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002.

10.2.9 The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.10).

10.2.10 The Charming Shoppes, Inc. Restricted Stock Award Plan for Associates, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.11).

10.2.11 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.12).

10.2.12 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258,
Exhibit 10.2.13).

10.2.13 Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhibit 10.1).

10.2.14 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 of the Registrant, dated February 25, 1997. (Registration No. 333-22323, Exhibit 4.1).

10.2.15 The Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.16 The Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.24).

10.2.17 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.25).

10.2.18 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.2.29).

10.2.19 The Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.32).

10.2.20 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule).

10.2.21 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule).

10.2.22 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Performance-Accelerated Stock Option Agreement.

10.2.23 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule).

10.2.24 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule).

10.2.25 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Restricted Stock Agreement.

10.2.26 Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company's Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other Executive Officers of Charming Shoppes, Inc., are incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.33).

                                 Other Exhibits

21 Subsidiaries of Registrant

23 Consent of independent auditors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHARMING SHOPPES, INC.


Date:  April 29, 2002                     /S/ DORRIT J. BERN
                                          ------------------
                                          By: Dorrit J. Bern
                                          Chairman of the Board
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN                                    /S/ ERIC M. SPECTER
------------------                                    -------------------
Dorrit J. Bern                                        Eric M. Specter
Chairman of the Board                                 Executive Vice President
President and Chief Executive Officer                 Chief Financial Officer
April 29, 2002                                        April 29, 2002

/S/ JOHN J. SULLIVAN                                  /S/ JOSEPH L. CASTLE II
--------------------                                  -----------------------
John J. Sullivan                                      Joseph L. Castle II
Vice President, Corporate Controller                  Director
Chief Accounting Officer                              April 29, 2002
April 29, 2002

/S/ ALAN ROSSKAMM                                     /S/ MARVIN L. SLOMOWITZ
-----------------                                     -----------------------
Alan Rosskamm                                         Marvin L. Slomowitz
Director                                              Director
April 29, 2002                                        April 29, 2002

/S/ MARJORIE MARGOLIES-MEZVINSKY                      /S/ PAMELA S. LEWIS
--------------------------------                      -------------------
Marjorie Margolies-Mezvinsky                          Pamela S. Lewis
Director                                              Director
April 29, 2002                                        April 29, 2002

/S/ KENNETH S. OLSHAN                                 /S/ CHARLES T. HOPKINS
---------------------                                 ----------------------
Kenneth S. Olshan                                     Charles T. Hopkins
Director                                              Director
April 29, 2002                                        April 29, 2002

/S/ KATHERINE M. HUDSON
-----------------------
Katherine M. Hudson
Director
April 29, 2002

                                  Exhibit Index

Exhibit No.       Item

2.1 Stock Purchase Agreement, dated as of July 9, 2001, among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.1).

2.2 Services Agreement, dated as of August 16, 2001, between LBH, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.2).

2.3 Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.3).

2.4 Master Sublease, dated as of August 16, 2001, between The Limited, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4).

2.5 Lease Agreement, dated as of August 16, 2001, by and between Distribution Land Corp. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.5).

2.6 Agreement and Plan of Merger, dated as of November 15, 1999, by and among Catherines Stores Corporation, Charming Shoppes, Inc., and Rose Merger Sub, Inc., incorporated by reference to
                  Schedule 14(D)-1 of the Registrant filed on November 19, 1999. (Item 11(c)(1)).

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 3.1).

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2).

4.1 Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 4.1).

4.2 Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and The Limited, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.1).

4.3 Loan and Security Agreement, dated as of August 16, 2001, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business

                  Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.3).

4.4 Amendment No. 1, dated January 12, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

4.5 Indenture, dated as of July 22, 1996, between Charming Shoppes, Inc. and First Union National Bank.

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

10.1.2 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.3 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.4 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Street, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank.

10.1.5 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.23).

10.1.6 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.16).

10.1.7 Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.17).

10.1.8 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. for the quarter ended May 1, 1999. (File No. 000-19372, Item 6. (A)(1)).

10.1.9 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996.

10.1.10 Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1(a)).

10.1.11 First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1).

10.2.1 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.3).

10.2.2 The 1989 Non-Employee Director Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.5).

10.2.3 Non-Employee Directors' Restricted Stock Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.6).

10.2.4 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.1).

10.2.5 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.2).

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.3).

10.2.7 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.8 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002.

10.2.9 The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.10).

10.2.10 The Charming Shoppes, Inc. Restricted Stock Award Plan for Associates, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.11).

10.2.11 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.12).

10.2.12 The Charming Shoppes, Inc. 1996 Restricted Stock Award Program Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.13).

10.2.13 Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhibit 10.1).

10.2.14 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 of the Registrant, dated February 25, 1997. (Registration No. 333-22323, Exhibit 4.1).

10.2.15 The Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.16 The Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.24).

10.2.17 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.25).

10.2.18 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.2.29).

10.2.19 The Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.32).

10.2.20 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule).

10.2.21 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule).

10.2.22 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Performance-Accelerated Stock Option Agreement.

10.2.23 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule).

10.2.24 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule).

10.2.25 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Restricted Stock Agreement.

10.2.26 Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company's Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other Executive Officers of Charming Shoppes, Inc., are incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.33).

21                Subsidiaries of Registrant

23                Consent of independent auditors