Form 10-Q
period 2002-05-04
CHARMING SHOPPES INC
filed 2002-06-18
CIK 19353

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

                   For the quarterly period ended May 4, 2002

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

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the issuer's Common Stock, as of May 4, 2002, was 113,015,311 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
      May 4, 2002 and February 2, 2002................................    2 - 3

Condensed Consolidated Statements of Operations and
      Comprehensive Income
      Thirteen weeks ended May 4, 2002 and May 5, 2001................        4

Condensed Consolidated Statements of Cash Flows
      Thirteen weeks ended May 4, 2002 and May 5, 2001................        5

Notes to Condensed Consolidated Financial Statements..................   6 - 14

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements............................................  15 - 16

Critical Accounting Policies..........................................       17

Results of Operations.................................................  17 - 20

Recent Developments...................................................  20 - 21

Liquidity and Capital Resources.......................................  21 - 24

Financing.............................................................  24 - 25

Market Risk...........................................................       25

Impact of Recent Accounting Pronouncements............................       25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...       25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................       26

Item 6.  Exhibits and Reports on Form 8-K.............................       26

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          May 4,   February 2,
(In thousands)                                                            2002        2002
                                                                          ----        ----
                                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents .........................................   $   37,399   $   36,640
Available-for-sale securities, (including fair value adjustments of
    $20 as of May 4, 2002 and $24 as of February 2, 2002) .........       56,543       48,351
Merchandise inventories ...........................................      338,700      300,407
Deferred taxes ....................................................       20,315       21,228
Prepayments and other .............................................       92,091       78,118
                                                                      ----------   ----------
    Total current assets ..........................................      545,048      484,744
                                                                      ----------   ----------

Property, equipment, and leasehold improvements ...................      657,033      657,067
Less: accumulated depreciation and amortization ...................      346,849      341,055
                                                                      ----------   ----------
    Net property, equipment, and leasehold improvements ...........      310,184      316,012
                                                                      ----------   ----------

Trademarks and other intangible assets ............................      171,624      171,794
Goodwill ..........................................................      108,808      110,243
Available-for-sale securities (including fair value adjustments of
    $0 as of May 4, 2002 and $(39) as of February 2, 2002) ........       22,850       22,015
Other assets ......................................................       28,374       27,869
                                                                      ----------   ----------

Total assets ......................................................   $1,186,888   $1,132,677
                                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                                         May 4,     February 2,
(In thousands except share and per-share amounts)                         2002         2002
                                                                          ----         ----
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings .............................................   $    21,742  $    54,296
Accounts payable ..................................................       149,555      107,891
Accrued expenses ..................................................       175,915      148,373
Accrued restructuring costs .......................................        18,484       19,758
Current portion - long-term debt ..................................        50,163        9,379
                                                                      -----------  -----------
    Total current liabilities .....................................       415,859      339,697
                                                                      -----------  -----------

Deferred taxes ....................................................        33,687       33,687
Long-term debt ....................................................       165,979      208,491
Minority interest .................................................           939        1,000

Stockholders' equity
Common Stock $.10 par value
    Authorized - 300,000,000 shares
    Issued - 113,015,311 shares at May 4, 2002 and
       111,891,156 shares at February 2, 2002 .....................        11,302       11,189
Additional paid-in capital ........................................       107,949      103,267
Deferred employee compensation ....................................        (4,326)      (3,741)
Accumulated other comprehensive (loss) income .....................          (717)        (818)
Retained earnings .................................................       456,216      439,905
                                                                      -----------  -----------
    Total stockholders' equity ....................................       570,424      549,802
                                                                      -----------  -----------

Total liabilities and stockholders' equity ........................   $ 1,186,888  $ 1,132,677
                                                                      ===========  ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                Thirteen Weeks Ended
                                                                                 May 4,       May 5,
(In thousands except per-share amounts)                                           2002         2001
                                                                                  ----         ----

Net sales ..................................................................   $ 630,616    $ 394,761
                                                                               ---------    ---------

Cost of goods sold, buying, and occupancy expenses .........................     438,808      285,576
Selling, general, and administrative expenses ..............................     159,156       93,933
Amortization of goodwill ...................................................           0        1,222
                                                                               ---------    ---------
Total operating expenses ...................................................     597,964      380,731
                                                                               ---------    ---------

Income from operations .....................................................      32,652       14,030

Other income, principally interest .........................................         444        2,028
Interest expense ...........................................................      (6,802)      (2,385)
                                                                               ---------    ---------

Income before income taxes .................................................      26,294       13,673
Income tax provision .......................................................      10,044        5,305
                                                                               ---------    ---------
Income before minority interest ............................................      16,250        8,368
Minority interest in net loss of consolidated subsidiary,
    net of income taxes of $37 .............................................          61            0
                                                                               ---------    ---------

Net income .................................................................      16,311        8,368
                                                                               ---------    ---------

Unrealized gains/(losses) on available-for-sale securities, net of
    income taxes of $(20) at May 4, 2002 and $3 at May 5, 2001 .............          15           (8)
Reclassification of realized losses on available-for-sale securities, net of
    income tax benefit of $3 at May 5, 2001 ................................           0            6
Unamortized deferred loss on termination of derivative, net of
    income tax benefit of $620 at May 5, 2001 ..............................           0       (1,152)
Reclassification of amortization of deferred loss on termination of derivative, net of income tax benefit of $46 at May 4, 2002
    and $40 at May 5, 2001 .................................................          86           74
                                                                               ---------    ---------
Total other comprehensive income (loss), net of taxes ......................         101       (1,080)
                                                                               ---------    ---------

Comprehensive income .......................................................   $  16,412    $   7,288
                                                                               =========    =========

Basic net income per share .................................................   $     .15    $     .08
                                                                               =========    =========

Diluted net income per share ...............................................   $     .14    $     .08
                                                                               =========    =========

Certain prior-period amounts have been reclassified to conform to the current presentation.

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Thirteen Weeks Ended
                                                           May 4,       May 5,
(In thousands)                                              2002         2001
                                                            ----         ----

Operating activities
Net income ...........................................   $  16,311    $   8,368
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................      18,335       12,599
    Other, net .......................................         (32)         376
    Changes in operating assets and liabilities:
       Merchandise inventories .......................     (38,293)     (52,479)
       Accounts payable ..............................      41,664       49,990
       Prepayments and other .........................     (14,148)      (8,762)
       Accrued expenses ..............................      29,890        2,919
       Income taxes payable ..........................           0        4,205
       Accrued restructuring costs ...................      (1,274)           0
                                                         ---------    ---------
Net cash provided by operating activities ............      52,453       17,216
                                                         ---------    ---------

Investing activities
Investment in capital assets .........................     (10,606)     (15,511)
Proceeds from sales of available-for-sale securities .           3       63,325
Gross purchases of available-for-sale securities .....      (8,996)     (15,817)
Increase in other assets .............................      (1,239)      (2,293)
                                                         ---------    ---------
Net cash used in investing activities ................     (20,838)      29,704
                                                         ---------    ---------

Financing activities
Proceeds from short-term borrowings ..................     222,613            0
Repayments of short-term borrowings ..................    (255,167)           0
Repayments of long-term borrowings ...................      (2,355)      (1,272)
Proceeds from exercise of stock options ..............       4,053        1,486
                                                         ---------    ---------
Net cash provided by (used in) financing activities ..     (30,856)         214
                                                         ---------    ---------

Increase in cash and cash equivalents ................         759       47,134
Cash and cash equivalents, beginning of period .......      36,640       56,544
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $  37,399    $ 103,678
                                                         =========    =========

Non-cash financing and investing activities
Equipment acquired through capital leases ............   $     640    $   5,810
                                                         =========    =========
Common stock issued on conversion of convertible notes   $      13    $       0
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of May 4, 2002 and the condensed consolidated statements of operations and comprehensive income and of cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 4, 2002 and the results of operations and cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001 have been made. Certain prior-year amounts in the consolidated statements of operations have been reclassified to conform to the current presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 2, 2002 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 4, 2002 and May 5, 2001 are not necessarily indicative of operating results for the full fiscal year.

         As used in these notes, the terms "Fiscal 2003" and "Fiscal 2002" refer to the Company's fiscal year ending February 1, 2003 and fiscal year ended February 2, 2002, respectively.


2.  Acquisition

         On August 16, 2001, the Company acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of The Limited, Inc. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of Lane Bryant are included in the Company's results of operations for the thirteen weeks ended May 4, 2002. Prior-period results have not been restated.

         The acquisition of Lane Bryant complements the Company's long-term growth strategy of becoming a leader in the sale of plus-size specialty apparel. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates profitably in multiple retail venues, primarily in leading malls.

         The following unaudited pro forma results of operations for the thirteen weeks ended May 5, 2001 are based on historical data, and give effect to the Company's acquisition of Lane Bryant as if the acquisition had occurred on February 4, 2001. The pro forma information includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. Pro forma adjustments consist of additional depreciation from the step-up in value of property, equipment, and leasehold improvements acquired, additional amortization expense related to intangible assets acquired, additional interest expense and amortization of deferred financing costs related to debt incurred to finance the acquisition, and a reduction in interest income from the use of approximately $83,000,000 of the Company's cash and cash equivalents to fund a portion of the acquisition.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.  Acquisition (continued)

         The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of February 4, 2001, and are not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that the Company may realize as a result of the acquisition. No assurances can be given as to the amount and timing of any financial benefits that the Company may realize as a result of the acquisition.

                                                                  Thirteen
                                                                 Weeks Ended
(In thousands)                                                   May 5, 2001
                                                                 -----------

Net sales..............................................            $631,473
Net income.............................................              13,230

Net income per share:
    Basic..............................................                $.12
    Diluted............................................                 .12

         In connection with the acquisition of Lane Bryant, the Company recorded a liability of $4,640,000 for estimated costs related to an unfavorable service contract. During the thirteen weeks ended May 4, 2002, the Company finalized the contract and revised its estimate of costs related to the contract to $2,292,000, which resulted in a reduction of $1,435,000 (net of income taxes of $913,000) in the goodwill recognized in connection with the Lane Bryant acquisition.


3.  Trademarks and Other Intangible Assets

                                                           May 4,  February 2,
(Dollars in thousands)                                      2002       2002
                                                            ----       ----

Trademarks, tradenames, and internet domain names ....   $168,800   $168,800
Customer lists and covenant not to compete ...........      3,300      3,300
                                                         --------   --------
Total at cost ........................................    172,100    172,100
Less accumulated amortization of customer lists and
    covenant not to compete ..........................        476        306
                                                         --------   --------
Net trademarks and other intangible assets ...........   $171,624   $171,794
                                                         ========   ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.  Debt

Long-term debt:

                                                           May 4,   February 2,
(In thousands)                                              2002       2002
                                                            ----       ----

7.5% Convertible Subordinated Notes due 2006..........   $ 96,034   $ 96,047
Term loan due August 16, 2004 ........................     67,500     67,500
Capital lease obligations ............................     30,973     32,256
7.77% mortgage note ..................................     10,786     10,885
8.15% mortgage note ..................................      4,627      4,908
7.5% mortgage note ...................................      6,212      6,261
Other ................................................         10         13
                                                         --------   --------
    Total long-term debt .............................    216,142    217,870
Less current portion .................................     50,163      9,379
                                                         --------   --------
                                                         $165,979   $208,491
                                                         ========   ========

         During the thirteen weeks ended May 4, 2002, $13,000 principal amount of the 7.5% Convertible Subordinated Notes due 2006 (the "Notes") were converted into 1,742 shares of the Company's common stock pursuant to the conversion terms of the Notes.

         On May 28, 2002 (subsequent to the end of the quarter), the Company completed a private offering of $130,000,000 of 4.75% Senior Convertible Notes due 2012. A portion of the net proceeds received from the private offering was used to repay in full the $67,500,000 term loan due August 16, 2004 and amounts outstanding under the Company's revolving credit facility. The term loan that was repaid had an 11.5% interest rate and various restrictive covenants. With the exception of a covenant to maintain an Adjusted Tangible Net Worth (as defined in the loan agreement) of $228,000,000 (subject to adjustment), these restrictive covenants are no longer in effect. On May 29, 2002, the Company announced that it has called for redemption the remaining 7.5% Convertible Subordinated Notes due 2006 (see "Note 11. Subsequent Events" below). The redemption price will be paid from the remaining proceeds of the 4.75% Senior Convertible Notes, internally-generated funds, and, if necessary, from the Company's revolving credit facility. The estimated redemption price in excess of proceeds from the Senior Convertible Notes of $40,000,000 is included in the current portion of long-term debt.


5.  Accrued Restructuring Costs

         On January 28, 2002, the Company announced a restructuring plan, including a number of initiatives designed to position the Company for increased profitability and growth in the plus-size businesses. The major components of the plan include (1) the closing of The Answer/Added Dimensions chain of 77 stores

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  Accrued Restructuring Costs (continued)

and the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, (2) the closing of 130 under-performing Fashion Bug stores, and (3) the conversion of 44 Fashion Bug store locations to Lane Bryant stores. The restructuring plan resulted in a pre-tax charge of $37,708,000 in the fourth quarter of Fiscal 2002.

         The restructuring charge included a $17,763,000 non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18,500,000 of anticipated payments to landlords for the early termination of existing store leases, $829,000 for severance costs, and $616,000 for sign removal and other costs. The fixtures and improvements have no alternative use or salvage value, and are expected to be scrapped at the time the stores are closed. The Company expects to substantially complete the restructuring plan by the end of Fiscal 2003.

         The following is a summary of restructuring costs accrued in connection with the plan and payments charged against the accrual during the thirteen weeks ended May 4, 2002:

                                           Accrued At              Accrued At
                                           February 2,               May 4,
(In thousands)                                2002      Payments      2002
                                              ----      --------      ----

Lease terminations/amendments............   $ 18,500    $ (1,116)   $ 17,384
Severance ...............................        829        (132)        697
Sign removal and other costs.............        429         (26)        403
                                            --------    --------    --------
                                            $ 19,758    $ (1,274)   $ 18,484
                                            ========    ========    ========


6.  Stockholders' Equity

                                                                    Thirteen
                                                                  Weeks Ended
(In thousands)                                                    May 4, 2002
                                                                  -----------

Total stockholders' equity, beginning of period...................  $549,802
Net income........................................................    16,311
Exercises of stock options........................................     3,877
Conversion of convertible notes...................................        13
Amortization of deferred compensation expense.....................       320
Amortization of deferred loss on termination of derivative,
     net of income tax benefit of $46.............................        86
Net unrealized gains on available-for-sale securities.............        15
                                                                    --------
Total stockholders' equity, end of period.........................  $570,424
                                                                    ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


7.  Derivative Financial Instruments

         The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. During the fiscal year ended February 3, 2001 ("Fiscal 2001"), the Company terminated an interest rate swap agreement with a notional principal amount of $50,000,000. In accordance with SFAS No. 133, the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) was recognized in "Accumulated other comprehensive (loss) income" during the thirteen weeks ended May 5, 2001, and is being amortized to selling, general, and administrative expenses over the 44-month remaining life of the original swap period.


8.  Customer Loyalty Card Program

         In Fiscal 2002, the Company began a customer loyalty card program for its Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds that card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs incurred by the Company in connection with administering the program are recognized in cost of goods sold as incurred. During the thirteen weeks ended May 4, 2002 and May 5, 2001, the Company recognized $4,311,000 and $745,000, respectively, of revenues in connection with this program.


9.  Net Income Per Share

                                                            Thirteen Weeks Ended
                                                              May 4,     May 5,
(In thousands)                                                 2002       2001
                                                               ----       ----

Basic weighted average common shares outstanding .........    111,741    101,244
Dilutive effect of assumed conversion of convertible notes     12,875          0
Dilutive effect of stock options .........................      2,387      1,031
                                                              -------    -------
Diluted weighted average common shares and equivalents
    outstanding ..........................................    127,003    102,275
                                                              =======    =======

Net income ...............................................    $16,311    $ 8,368
Decrease in interest expense from assumed conversion
    of notes, net of income taxes ........................      1,120          0
                                                              -------    -------
Net income used to determine diluted earnings per share ..    $17,431    $ 8,368
                                                              =======    =======

                                       10
                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.  Net Income Per Share (continued)

                                                             Thirteen Weeks Ended
                                                                May 4,   May 5,
(In thousands, except per-share amounts)                         2002     2001
                                                                 ----     ----
Options with weighted average exercise price greater than
    market price, excluded from computation of diluted
    earnings per share:
Number of shares .........................................        828      5,653
Weighted average exercise price per share ................     $12.01      $7.43

         The effect of assumed conversion of the Company's 7.5% Convertible Subordinated Notes due 2006 was excluded from the computation of diluted net income per share for the thirteen weeks ended May 5, 2001 because the effect would have been anti-dilutive.


10.  Impact of Recent Accounting Pronouncements

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

         The Company adopted the provisions of SFAS No. 142 in full as of February 3, 2002. The Company's consolidated balance sheet as of February 2, 2002 included $87,205,000 of goodwill related to the acquisition of Catherines Stores Corporation ("Catherine's"). The Company recognized $1,222,000 of amortization of the Catherine's goodwill during the thirteen weeks ended May 5, 2001. Commencing February 3, 2002, the Company is no longer amortizing the Catherine's goodwill. However, the goodwill will be subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


10.  Impact of Recent Accounting Pronouncements (continued)

         The pro forma effect of applying the non-amortization provisions of SFAS No. 142 for the thirteen weeks ended May 5, 2001 is as follows:

                                                                      Thirteen
                                                                     Weeks Ended
(In thousands)                                                       May 5, 2001
                                                                     -----------

Net income as reported..............................................    $8,368
Amortization of goodwill (1)........................................     1,222
                                                                        ------
Pro forma net income excluding goodwill amortization................    $9,590
                                                                        ======

Net income per share as reported....................................      $.08
Pro forma per share effect of excluding goodwill amortization (1)...       .01
                                                                         -----
Pro forma net income per share......................................      $.09
                                                                          ====

--------------------
(1) The goodwill amortization is not deductible for tax purposes and therefore has no related tax effect.

         At the time of the Catherine's acquisition, the Company did not separately recognize or account for intangible assets acquired (primarily trademarks and tradenames) that would be amortized over the same period as goodwill, and included the value of these intangible assets in goodwill. In accordance with the provisions of SFAS No. 142, the Company will test the Catherine's goodwill for impairment no later than August 3, 2002 (the end of the Company's second fiscal quarter). If the Company determines that there has been an impairment, it would be required to write-down the goodwill associated with that acquisition. The Company currently believes that it may be required to write-down a significant portion of the goodwill associated with the Catherine's acquisition. Any such write-down would be presented in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) as the cumulative effect of an accounting change as of February 3, 2002.

         The Company has evaluated its trademarks in accordance with the provisions of SFAS No. 142 as of February 3, 2002, and has determined that there has been no impairment.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


10.  Impact of Recent Accounting Pronouncements (continued)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolves certain implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations for the thirteen weeks ended May 4, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 also rescinded SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers," and made numerous technical corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged.

         On May 29, 2002, the Company announced that it has called for redemption its 7.5% Convertible Subordinated Notes due 2006 (see "Note 4. Debt" above and "Note 11. Subsequent Events" below). To the extent that the notes are not converted to shares of common stock before their redemption, the Company could recognize a pre-tax loss of up to approximately $2,400,000 in connection with the redemption. In accordance with the early-application provisions of SFAS No. 145, any loss recognized will be classified as a loss from continuing operations in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen-week and twenty-six week periods ending August 3, 2002 and for the year ending February 1, 2003.


11.  Subsequent Events

         On May 28, 2002, Company completed a private placement of $130,000,000 of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). The Company has granted the initial purchasers a 30-day option to purchase up to an additional $20,000,000 of the Senior Notes to cover over-allotments.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


11.  Subsequent Events (continued)

         The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $9.88, subject to adjustment upon certain events. The Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require the Company to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest, if any. Also, under such circumstances the Company has the option of paying the repurchase price in shares of the Company's common stock, valued at 95% of the average of the closing prices of the common stock for the five trading days immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

         Net proceeds received from the issuance of the Senior Notes were $126,100,000. The Company used a portion of the net proceeds to repay in full its $67,500,000 term loan due August 16, 2004, accrued interest on the term loan of $582,000, and $3,486,000 outstanding under its revolving credit facility (see "Note 4. Debt" above). The remaining proceeds ($54,532,000) were invested in cash equivalents pending their use for redemption of the Company's Convertible Subordinated notes (see below) or for other corporate purposes. The term loan that was repaid had an 11.5% interest rate and various restrictive covenants. With the exception of a covenant to maintain an Adjusted Tangible Net Worth (as defined in the loan agreement) of $228,000,000 (subject to adjustment), these restrictive covenants are no longer in effect.

          On May 29, 2002, the Company called for redemption its 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") issued pursuant to an Indenture between the Company and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (see "Note
4. Debt" above). The redemption price will be 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest up to the date of redemption. As of May 29, 2002, there was $96,024,000 principal amount of the Subordinated Notes outstanding.

         The Subordinated Notes have a maturity date of July 15, 2006, and may be converted into shares of the Company's common stock until the close of business on June 27, 2002 at a conversion price of $7.46. The Notes are being called for redemption on June 28, 2002.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. It should also be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, financial statements, and accompanying notes appearing in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. As used herein, the terms "Fiscal 2003" and "Fiscal 2002" refer to our fiscal year ending February 1, 2003 and fiscal year ended February 2, 2002, respectively.

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

o Our business plan is largely dependent upon the continued growth in the plus-sized women's apparel market, which may not continue.

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

o War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

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

o Our sales are dependent upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future growth is dependent upon the availability of suitable locations for new stores.

o We may be unable to successfully integrate Lane Bryant into our current operating structure, and we currently rely on management information systems and logistics services from The Limited with respect to our Lane Bryant stores.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes in our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.


RESULTS OF OPERATIONS

         The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                                            Percentage
                                                     Thirteen Weeks Ended    Increase
                                                     --------------------   (Decrease)
                                                      May 4,      May 5,    From Prior
                                                       2002        2001       Period
                                                       ----        ----       ------

Net sales ........................................     100.0%     100.0%       59.7%
Cost of goods sold, buying, and occupancy expenses      69.6       72.3        53.7
Selling, general, and administrative expenses ....      25.2       23.8        69.4
Amortization of goodwill .........................       0.0        0.3      (100.0)
Income from operations ...........................       5.2        3.6       132.7
Other income, principally interest ...............       0.1        0.5       (78.1)
Interest expense .................................       1.1        0.6       185.2
Income tax provision .............................       1.6        1.4        89.3
Minority interest in net loss of subsidiary ......       0.0         --          --
Net income .......................................       2.6        2.1        94.9

         The following table sets forth our net sales by store brand:

                                                            Thirteen Weeks Ended
                                                            May 4,        May 5,
(in millions)                                                2002          2001
                                                             ----          ----

Fashion Bug................................................ $289.9        $289.6
Lane Bryant................................................  238.8            --
Catherine's................................................  101.0         105.0
Monsoon/Accessorize........................................    0.9           0.2
                                                            ------        ------
Total net sales............................................ $630.6        $394.8
                                                            ======        ======

         The following table sets forth certain additional information related to changes in our net sales:

                                                            Thirteen Weeks Ended
                                                            May 4,        May 5,
                                                             2002          2001
                                                             ----          ----
(Decrease) increase in comparable store sales (1):
    Fashion Bug.........................................     (3)%          (3)%
    Catherine's.........................................     (2)            1

Sales from new stores as a percentage of total
    prior-period sales:
    Fashion Bug.........................................      4             6
    Catherine's.........................................      3             4
    Lane Bryant.........................................     61             -
    Monsoon/Accessorize.................................      0             0

Prior-period sales from closed stores as a
    percentage of total prior-period
    sales:
    Fashion Bug.........................................     (3)           (3)
    Catherine's stores..................................     (3)           (6)

Increase in total sales.................................     60             4

--------------------
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.


Comparison of Thirteen Weeks Ended May 4, 2002 and May 5, 2001

Net Sales

         Net sales were $630.6 million for the quarter ended May 4, 2002 ("Fiscal 2003 First Quarter"), an increase of 59.7% from net sales of $394.8 million for the quarter ended May 5, 2001 ("Fiscal 2002 First Quarter"), primarily due to our acquisition of Lane Bryant in August 2001. The number of retail stores in operation at the end of the Fiscal 2003 First Quarter was 2,415 (including 653 Lane Bryant stores), compared to 1,776 at the end of the Fiscal 2002 First Quarter. Including Lane Bryant comparable store sales on a pro forma basis, we experienced a year-over-year decrease in overall comparable store sales of 1%. For Fashion Bug stores, sales improvements in footwear, junior sportswear, accessories, plus, and misses were offset by declines in other merchandise categories. For Lane Bryant stores, sales improvements in knit tops, jackets, sweaters, skirts, and dresses were offset by declines in other merchandise categories. For Catherine's Stores, sales improvements in casual knits and wovens, pantsuits, social occasion dressing, petite career separates, and denims were offset by declines in other merchandise categories.

         In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. We recognized $4.3 million of revenues in the Fiscal 2003 First Quarter and $.7 million of revenues in the Fiscal 2002 First Quarter (the inception of the program) in connection with this program.

Cost of Goods Sold, Buying, and Occupancy

         Cost of goods sold, buying, and occupancy expenses were $438.8 million in the Fiscal 2003 First Quarter, an increase of 53.7% from $285.6 million in the Fiscal 2002 First Quarter, principally reflecting the increase in net sales. As a percentage of net sales, these costs decreased 2.7% in the Fiscal 2003 First Quarter as compared to the Fiscal 2002 First Quarter.

         Cost of goods sold as a percentage of net sales decreased 4.6% in the Fiscal 2003 First Quarter as compared to the Fiscal 2002 First Quarter. The decrease was a result of higher merchandise margins in the Lane Bryant stores and improved gross margins for Fashion Bug and Catherine's spring merchandise offerings. We include in cost of goods sold merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

         Buying and occupancy expenses as a percentage of net sales increased 1.9% in the Fiscal 2003 First Quarter as compared to the Fiscal 2002 First Quarter. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of a decline in comparable store sales. Relatively higher occupancy expenses for the Lane Bryant stores also contributed to the increase in buying and occupancy expenses as a percentage of net sales. Buying expenses include payroll, payroll-related costs, and operating expenses for the Company's buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for the Company's stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

         Selling, general, and administrative expenses were $159.2 million in the Fiscal 2003 First Quarter, an increase of 69.4% from $93.9 million in the Fiscal 2002 First Quarter, principally reflecting the acquisition of Lane Bryant. As a percentage of net sales, these costs increased by 1.4% in the Fiscal 2003 First Quarter as compared to the Fiscal 2002 First Quarter. Selling expenses increased 1.0% as a percentage of sales. The increase was attributable to a number of factors, including higher benefits and insurance costs, new point-of-sales systems at Fashion Bug, and the lack of leverage on relatively fixed store payroll expenses as a result of the decline in comparable store sales. Credit income (a component of selling expenses) decreased in the Fiscal 2003 First Quarter, partially as a result of increased delinquencies in our proprietary credit card program. General and administrative expenses increased 0.4% as a percentage of sales, primarily as a result of the lack of leverage on fixed costs at Fashion Bug and Catherine's. Selling, general, and administrative expenses exclude goodwill amortization related to the acquisition of the Catherine's stores.

Amortization of Goodwill

         We recognized $1.2 million of amortization of goodwill during the Fiscal 2002 First Quarter related to the Catherine's acquisition. We adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of February 3, 2002, and we are no longer amortizing the Catherine's goodwill. However, the Catherine's goodwill, and goodwill recognized in connection with the Lane Bryant acquisition, will be subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142.

Other Income

         Other income was $0.4 million in the Fiscal 2003 First Quarter, a decrease of 78.1% from $2.0 million in the Fiscal 2002 First Quarter. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of lower levels of invested funds and a decrease in the average yield on investments during the Fiscal 2003 First Quarter as compared to the Fiscal 2002 First Quarter. During Fiscal 2002, investments in marketable securities were converted into cash and cash equivalents, and we used $83.0 million of cash and cash equivalents in connection with the acquisition of Lane Bryant.

Interest Expense

         Interest expense was $6.8 million in the Fiscal 2003 First Quarter, an increase of 185.2% from $2.4 million in the Fiscal 2002 First Quarter. This increase was primarily the result of short-term and long-term borrowings incurred in connection with the Lane Bryant acquisition, and to a lesser extent, the result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases.

Income Tax Provision

         The income tax provision for the Fiscal 2003 First Quarter was $10.0 million, resulting in a 38.2% effective tax rate, as compared to an income tax provision for the Fiscal 2002 First Quarter of $5.3 million, resulting in a 38.8% effective tax rate.


RECENT DEVELOPMENTS

Issuance of 4.75% Senior Convertible Notes due 2012

         On May 28, 2002 (subsequent to the close of the period covered by this report), we completed a private placement of $130.0 million of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"), and granted the initial purchasers a 30-day option to purchase up to an additional $20.0 million of the Senior Notes to cover over-allotments.

         The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for a five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

         Net proceeds received from the issuance of the Senior Notes were $126.1 million. We used a portion of the net proceeds to repay in full our $67.5 million term loan due August 16, 2004, accrued interest on the term loan of $0.6 million, and $3.5 million outstanding under our revolving credit facility. We invested the remainder of the proceeds ($54.5 million) in cash equivalents pending their use for redemption of our Convertible Subordinated notes (see below) or for other corporate purposes. The term loan that was repaid had an 11.5% interest rate and various restrictive covenants. With the exception of a covenant to maintain an Adjusted Tangible Net Worth (as defined in the loan agreement) of $228,000,000 (subject to adjustment), these restrictive covenants are no longer in effect.

Redemption of 7.5% Convertible Subordinated Notes due 2006

          On May 29, 2002, we called for redemption our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes"). The redemption price will be 102.5% of the principal amount of the Subordinated Notes plus accrued and unpaid interest up to the date of redemption. As of May 29, 2002, there was $96,024,000 principal amount of the Subordinated Notes outstanding.

         The Subordinated Notes have a maturity date of July 15, 2006, and may be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46. The Notes are being called for redemption on June 28, 2002. To the extent that the notes are not converted to shares of common stock before their redemption, the Company could recognize a pre-tax loss of up to approximately $2,400,000 in connection with the redemption. In accordance with the early application provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," any loss recognized will be classified as a loss from continuing operations in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen week and twenty-six week periods ending August 3, 2002, and for the year ending February 1, 2003.


LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facilities. The following table highlights certain information related to our liquidity and capital resources:

                                                        May 4,       February 2,
(Dollars in thousands)                                   2002           2002
                                                         ----           ----

Cash and cash equivalents.............................  $ 37,399      $ 36,640
Available-for-sale securities.........................    79,393        70,366
Working capital.......................................   129,189       145,047
Current ratio.........................................       1.3           1.4
Long-term debt to equity ratio........................      29.1%         37.9%

         Our net cash provided by operating activities was $52.5 million for the Fiscal 2003 First Quarter, as compared to $17.2 million for the Fiscal 2002 First Quarter. The increase was primarily a result of increases in operating income and accrued expenses. In addition, our investment in inventories, net of accounts payable, decreased during the Fiscal 2003 First Quarter as compared to the Fiscal 2002 First Quarter as a result of certain inventory management initiatives. We paid $1.3 million of accrued restructuring costs during the Fiscal 2003 First Quarter.

         Our capital expenditures were $10.6 million during the Fiscal 2003 First Quarter. In addition, we acquired $0.6 million of point-of-sale equipment under a capital lease. During the remainder of Fiscal 2003, we anticipate incurring additional capital expenditures of approximately $45.0-$55.0 million. These capital expenditures will primarily be for the construction and fixturing of new stores, remodeling and fixturing of existing stores, investments in management information systems technology, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds. We are currently analyzing our existing distribution network, and we are considering whether to purchase or lease an additional distribution center, either of which alternatives would require additional capital expenditures and will require approval under our existing credit arrangements.

         We plan to open approximately 55-60 new stores and relocate approximately 75 stores during Fiscal 2003. During the Fiscal 2003 First Quarter, we closed 7 Fashion Bug stores and 32 Added Dimensions stores and converted 4 Added Dimensions stores to Catherine's stores in connection with our restructuring plan (see "Note 5. Accrued Restructuring Costs" of "Notes to Condensed Consolidated Financial Statements" included in "PART I. Item 1. Financial Statements (Unaudited)" above. The following table sets forth information with respect to store activity for the Fiscal 2003 First Quarter:

                                                         Catherine's/
                                     Fashion     Lane        Added       Monsoon/
                                       Bug      Bryant    Dimensions    Accessorize
                                      Stores    Stores      Stores        Stores      Total
                                      ------    ------      ------        ------      -----

Stores at February 2, 2002.........    1,252       647         538           9         2,446
                                       -----       ---         ---           -         -----

Stores opened......................        4         9           8           0            21
Stores converted...................       (0)        0           0(1)                      0
Stores closed......................       (7)       (3)        (42)          0           (52)
                                       -----       ---         ---           -         -----
Net change in stores...............       (3)        6         (34)          0           (31)
                                       -----       ---         ---           -         -----

Stores at May 4, 2002..............    1,249       653         504           9         2,415
                                       =====       ===         ===           =         =====

Stores relocated during period.....        6         0           5                        11
Stores remodeled during period.....        2         1           2                         5

--------------------
(1) During the Fiscal 2003 First Quarter, 4 Added Dimensions stores were converted to Catherine's stores.

         We have formed a trust called the Charming Shoppes Master Trust to which Spirit of America National Bank, our credit card bank, has transferred through a special purpose entity its interest in credit card receivables created under our Fashion Bug proprietary credit card program. We, together with the trust, have entered into various agreements under which the trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the trust has entered into the securitization agreement. We securitized $71.1 million of credit card receivables during the Fiscal 2003 First Quarter and had $282.4 million of securitized credit card receivables outstanding as of May 4, 2002. We held retained interests in our securitizations of $51.5 million as of May 4, 2002, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, we have repurchased only a small amount of receivables pursuant to this obligation. A securitization series in the aggregate principal amount of $83.5 million is scheduled to mature before the end of Fiscal 2003. We are currently considering various alternatives to replace this series. No assurance can be given that we will be successful in securing such replacement financing.

         Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At May 4, 2002, Charming Shoppes Receivables Corp. held $39.4 million of Charming Shoppes Master Trust Certificates (which are included in the $51.5 million of retained interests we held at May 4, 2002) and Charming Shoppes Seller, Inc. held retained interests of $1.3 million. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. We could be affected by certain events that would cause the trust to require additional enhancement from proceeds within the trust that would otherwise be available to be paid to us with respect to our subordinated interests. Specifically, if either the trust or we fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. During Fiscal 2002, credit card receivable credit loss percentages exceeded a specified threshold percentage, which obligated the trust to accumulate $9.5 million into such an enhancement account. As of May 4, 2002, the Charming Shoppes Master Trust had $5.8 million segregated for such additional enhancement purposes. In addition, tangible net worth fell below a specific threshold, which required $7.9 million to be placed into an enhancement account. The $7.9 million was funded subsequent to the close of the period covered by this report. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. The $13.7 million in the enhancement accounts is classified as "prepaids and other" in current assets as of May 4, 2002. We do not expect the requirement to materially affect our liquidity or results of operations. We have no obligation to directly fund these enhancement accounts of the trust, other than for breaches of customary representations, warranties, and covenants. These representations, warranties, covenants, and related indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

         These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. Additional information regarding this program is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

         We also have non-recourse agreements under which third parties provide accounts receivable proprietary credit card sales funding programs for both our Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Additional information regarding these agreements is included in "Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

         As a result of recent unfavorable court decisions upholding the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies is not deductible for income tax purposes, we may be required to pay taxes and interest arising from income tax deductions we have previously taken in connection with one of our employee insurance programs. While the ultimate outcome of this matter cannot be predicted with certainty, we have provided for the possibility of an adverse result, and we believe that an adverse resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

         We believe that our capital resources and liquidity position are sufficient to support our current operations. Our requirements for working capital, capital expenditures, and repayment of debt and other obligations are expected to be funded from operations, supplemented as needed by short-term or long-term borrowings available under our credit facility, our proprietary credit card receivables securitization agreements, leases, and other available financing sources.


FINANCING

         As of May 4, 2002, we had a $367.5 million credit facility, which consisted of a $300.0 million revolving credit facility and a $67.5 million three-year term loan. The credit facility provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise. As of May 4, 2002, we had $21.7 million outstanding under the revolving credit facility, $67.5 million outstanding under the term loan, and $48.0 million of outstanding letters of credit. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, with an option to renew the revolving portion for an additional year. At May 4, 2002, we had unused availability under the revolving credit facility of $199.5 million.

         The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of May 4, 2002, the interest rate on borrowings under the revolving credit line was 3.9%. The interest rate on borrowings under the term loan equals Prime plus 4.0% per annum, with minimum and maximum rates of 11.5% and 13.0%, respectively, per annum. As of May 4, 2002, the interest rate on borrowings under the term loan was 11.5%.

         The credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment).

         Until the term loan is paid in full, the credit facility requires that we maintain a minimum twelve-month earnings before interest, income taxes, depreciation, and amortization, as adjusted pursuant to the terms of the credit facility and to account for the acquisition of Lane Bryant ("Adjusted EBITDA"), of $120.0 million through the end of Fiscal 2003. Thereafter, until the term loan is paid in full, the credit facility requires that we maintain a twelve-month Adjusted EBITDA of $140.0 million. Until the term loan is paid in full, the credit facility also requires that we maintain a ratio of Total Secured Debt to Adjusted EBITDA of not greater than 2.85 to 1.0 at the end of the Fiscal 2003 First Quarter, decreasing to 2.55 to 1.0 at the end of Fiscal 2003, and increasing to 3.0 to 1.0 at the end of each fiscal quarter thereafter. As of May 4, 2002, we were not in violation of any of the covenants included in the credit facility. As a result of the repayment of the term loan subsequent to the close of the quarter (see next paragraph), these restrictive covenants related to the term loan are no longer in effect.

         On May 28, 2002 (subsequent to the close of the period covered by this report), we completed a private placement of $130.0 million of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"), and granted the initial purchasers a 30-day option to purchase up to an additional $20.0 million of the Senior Notes to cover over-allotments. We used a portion of the net proceeds to repay in full the $67.5 million term loan due August 16, 2004, accrued interest on the term loan of $0.6 million, and $3.5 million outstanding under the revolving credit facility. On May 29, 2002, we called for redemption our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes"). The redemption price will be 102.5% of the principal amount of the Subordinated Notes plus accrued and unpaid interest up to the date of redemption. The redemption price will be paid from the remaining proceeds of the 4.75% Senior Convertible Notes, internally-generated funds, and, if necessary, the Company's revolving credit facility. As of May 29, 2002, there was $96,024,000 principal amount of the Subordinated Notes outstanding. See "RECENT DEVELOPMENTS" above for additional information regarding the private placement and redemption call.


MARKET RISK

         We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of May 4, 2002, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2003, an increase of approximately $500 thousand in selling, general, and administrative expenses would result.

         As of May 4, 2002, only our borrowings of $21.7 million under our credit facility were exposed to variable interest rates. An increase in market interest rates will increase our interest expense and decrease our cash flows. A decrease in market interest rates will decrease our interest expense and increase our cash flows.

         We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         See "Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 10. Impact of Recent Accounting Pronouncements" above.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Market Risk," above.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 24, 2001, a terminated employee filed a purported class action suit in Alameda Superior Court, California against Lane Bryant, Inc. alleging that she was misclassified as an exempt employee and that she was entitled to be paid overtime which she had not received. She further asserted that all of the Lane Bryant store sales managers in California were also misclassified and entitled to overtime. The Court has now established the process by which the issue of class certification will be addressed. Discovery is now underway with respect to whether the case is appropriate for class treatment. Discovery on this issue will be cut off as of July 31, 2002. The plaintiff must file her motion to certify the class by August 31, 2002. Discovery on the merits will not be undertaken until after the motion for class certification is resolved. It is premature, therefore, to speculate on the potential risk this suit presents to Lane Bryant. We intend to vigorously defend this suit.

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

4.1 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association.

4.2 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers.

4.3 Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit

         Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

         (b)  Reports on Form 8-K

         On May 17, 2002, we filed an amendment on Form 8-K/A to amend and restate in its entirety Item 7(b) of our Current Report on Form 8-K, dated August 16, 2001 and filed on August 31, 2001, as amended by a Form 8-K/A filed October 30, 2001. We filed the Form 8-K/A on May 17, 2002 to provide the financial statements and pro forma financial information required by "Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits" of Form 8-K as of our fiscal year ended February 2, 2002.

         On May 21, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on May 20, 2002, announcing our intention to make a private offering of senior convertible notes due 2012.

         On May 22, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on May 22, 2002, announcing the terms of the private offering of senior convertible notes due 2012 previously announced on May 20, 2002.

         On May 28, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on May 28, 2002, announcing the completion of the private offering of senior convertible notes due 2012 previously announced on May 20, 2002.

         On May 29, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on May 29, 2002, announcing that we have called for redemption our convertible subordinated notes doe 2006.

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




                                          CHARMING SHOPPES, INC.
                                          ----------------------
                                               (Registrant)


Date:      June 18, 2002                  /S/DORRIT J. BERN
                                          -----------------
                                          Dorrit J. Bern
                                          Chairman of the Board
                                          President and Chief Executive Officer


Date:      June 18, 2002                   /S/ERIC M. SPECTER
                                           ------------------
                                           Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer

                                  Exhibit Index


Exhibit No.    Item

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2)

4.1 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association.

4.2 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers.

4.3 Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.