Form 10-Q
period 2002-08-03
CHARMING SHOPPES INC
filed 2002-09-16
CIK 19353

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 2002

                                       or

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


     The number of shares outstanding of the issuer's Common Stock, as of August 3, 2002, was 122,342,213 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
      August 3, 2002 and February 2, 2002...............................    2-3

Condensed Consolidated Statements of Operations
      Thirteen weeks ended August 3, 2002 and August 4, 2001............      4
      Twenty-six weeks ended August 3, 2002 and August 4, 2001..........      5

Condensed Consolidated Statements of Comprehensive Income (Loss)
      Thirteen and Twenty-six weeks ended August 3, 2002 and
            August 4, 2001..............................................      6

Condensed Consolidated Statements of Cash Flows
      Twenty-six weeks ended August 3, 2002 and August 4, 2001..........      7

Notes to Condensed Consolidated Financial Statements....................   8-17

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements..............................................  18-19

Critical Accounting Policies............................................  19-20

Results of Operations...................................................  20-25

Recent Developments.....................................................  26-27

Liquidity and Capital Resources.........................................  27-30

Financing...............................................................  30-31

Market Risk.............................................................     31

Impact of Recent Accounting Pronouncements..............................     32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     32

Item 4.  Controls and Procedures........................................     32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     33

Item 2.  Changes in Securities and Use of Proceeds......................  33-34

Item 4.  Submission of Matters to a Vote of Security Holders............     34

Item 6.  Exhibits and Reports on Form 8-K...............................  34-36

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      August 3,    February 2,
(In thousands)                                                          2002          2002
                                                                        ----          ----
                                                                     (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................................   $  120,891   $   36,640
Available-for-sale securities, including fair value adjustments of
    $(38) and $24, respectively ..................................       61,008       48,351
Merchandise inventories ..........................................      308,351      300,407
Deferred taxes ...................................................       20,704       21,228
Prepayments and other ............................................      106,793       78,118
                                                                     ----------   ----------
    Total current assets .........................................      617,747      484,744
                                                                     ----------   ----------

Property, equipment, and leasehold improvements ..................      652,024      657,067
Less: accumulated depreciation and amortization ..................      348,925      341,055
                                                                     ----------   ----------
    Net property, equipment, and leasehold improvements ..........      303,099      316,012
                                                                     ----------   ----------

Trademarks and other intangible assets ...........................      171,459      171,794
Goodwill .........................................................       65,444      110,243
Available-for-sale securities, including fair value adjustments of
    $(133) and $(39), respectively ...............................       29,015       22,015
Other assets .....................................................       15,117       27,869
                                                                     ----------   ----------

Total assets .....................................................   $1,201,881   $1,132,677
                                                                     ==========   ==========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                                      August 3,    February 2,
(In thousands except share and per-share amounts)                       2002          2002
                                                                        ----          ----
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings ............................................   $        0   $   54,296
Accounts payable .................................................      141,119      107,891
Accrued expenses .................................................      169,249      148,373
Income taxes payable .............................................       16,209            0
Deferred taxes ...................................................       24,900            0
Accrued restructuring costs ......................................       14,261       19,758
Current portion - long-term debt .................................       10,334        9,379
                                                                     ----------   ----------
    Total current liabilities ....................................      376,072      339,697
                                                                     ----------   ----------

Deferred taxes ...................................................        8,787       33,687
Long-term debt ...................................................      189,992      208,491
Minority interest ................................................          549        1,000

Stockholders' equity
Common Stock $.10 par value
    Authorized - 300,000,000 shares
    Issued - 125,017,213 shares at August 3, 2002 and
       111,891,156 shares at February 2, 2002 ....................       12,502       11,189
Additional paid-in capital .......................................      199,213      103,267
Treasury stock at cost - 2,675,000 shares at August 3, 2002 ......      (18,271)           0
Deferred employee compensation ...................................       (4,009)      (3,741)
Accumulated other comprehensive loss .............................         (744)        (818)
Retained earnings ................................................      437,790      439,905
                                                                     ----------   ----------
    Total stockholders' equity ...................................      626,481      549,802
                                                                     ----------   ----------

Total liabilities and stockholders' equity .......................   $1,201,881   $1,132,677
                                                                     ==========   ==========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Thirteen Weeks Ended
                                                             August 3,   August 4,
(In thousands except per-share amounts)                        2002        2001
                                                               ----        ----
Net sales ...............................................   $ 638,307    $ 402,700
                                                            ---------    ---------

Cost of goods sold, buying, and occupancy expenses ......     441,246      291,881
Selling, general, and administrative expenses ...........     151,391       84,308
Amortization of goodwill ................................           0        1,221
                                                            ---------    ---------
Total operating expenses ................................     592,637      377,410
                                                            ---------    ---------

Income from operations ..................................      45,670       25,290

Other income, principally interest ......................         719        1,377
Interest expense ........................................      (5,678)      (2,386)
                                                            ---------    ---------

Income before income taxes ..............................      40,711       24,281
Income tax provision ....................................      15,552        9,421
                                                            ---------    ---------
Income before minority interest .........................      25,159       14,860
Minority interest in net loss of consolidated subsidiary,
    net of income taxes of $242 .........................         390            0
                                                            ---------    ---------

Net income ..............................................   $  25,549    $  14,860
                                                            =========    =========

Basic net income per share ..............................   $     .22    $     .15
                                                            =========    =========

Diluted net income per share ............................   $     .20    $     .14
                                                            =========    =========

Certain prior-period amounts have been reclassified to conform to the current presentation.

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Twenty-six Weeks Ended
                                                                               August 3,      August 4,
(In thousands except per-share amounts)                                          2002           2001
                                                                                 ----           ----
Net sales ................................................................   $ 1,268,923    $   797,461
                                                                             -----------    -----------

Cost of goods sold, buying, and occupancy expenses .......................       880,054        577,457
Selling, general, and administrative expenses ............................       310,547        178,241
Amortization of goodwill .................................................             0          2,443
                                                                             -----------    -----------
Total operating expenses .................................................     1,190,601        758,141
                                                                             -----------    -----------

Income from operations ...................................................        78,322         39,320

Other income, principally interest .......................................         1,163          3,405
Interest expense .........................................................       (12,480)        (4,771)
                                                                             -----------    -----------

Income before income taxes and cumulative effect of accounting change ....        67,005         37,954
Income tax provision .....................................................        25,596         14,726
                                                                             -----------    -----------

Income before minority interest and cumulative effect of accounting change        41,409         23,228
Minority interest in net loss of consolidated subsidiary,
    net of income taxes of $279 ..........................................           451              0
                                                                             -----------    -----------

Income before cumulative effect of accounting change .....................        41,860         23,228
Cumulative effect of accounting change ...................................       (43,975)             0
                                                                             -----------    -----------

Net income (loss) ........................................................   $    (2,115)   $    23,228
                                                                             ===========    ===========

Basic net income (loss) per share:
Income before cumulative effect of accounting change .....................   $       .37    $       .23
Cumulative effect of accounting change ...................................          (.39)           .00
                                                                             -----------    -----------
Net income (loss) ........................................................   $      (.02)   $       .23
                                                                             ===========    ===========

Net income (loss) per share, assuming dilution:
Income before cumulative effect of accounting change .....................   $       .33    $       .22
Cumulative effect of accounting change ...................................          (.33)           .00
                                                                             -----------    -----------
Net income (loss) ........................................................   $       .00    $       .22
                                                                             ===========    ===========

Certain prior-period amounts have been reclassified to conform to the current presentation.

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                        Thirteen Weeks Ended    Twenty-six Weeks Ended
                                                        --------------------    ----------------------
                                                        August 3,   August 4,   August 3,    August 4,
(In thousands)                                            2002        2001        2002         2001
                                                          ----        ----        ----         ----
Net income (loss) ...................................   $ 25,549    $ 14,860    $ (2,115)    $ 23,228
                                                        --------    --------    --------     --------

Unrealized losses on available-for-sale securities,
    net of income taxes of $79, $9, $59, and $6,
    respectively ....................................       (112)        (44)        (97)         (52)
Reclassification of realized losses on available-
    for-sale securities, net of income taxes of $(4)                                                6
Unamortized deferred loss on termination of
    derivative, net of income taxes of $620 .........                                          (1,152)
Reclassification of amortization of deferred loss on
    termination of derivative, net of income taxes
    of $(46), $(52), $(92) and $(92), respectively ..         85          97         171          171
                                                        --------    --------    --------     --------
Total other comprehensive income (loss),
    net of taxes ....................................        (27)         53          74       (1,027)
                                                        --------    --------    --------     --------

Comprehensive income (loss) .........................   $ 25,522    $ 14,913    $ (2,041)    $ 22,201
                                                        ========    ========    ========     ========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Twenty-six Weeks Ended
                                                               August 3,    August 4,
(In thousands)                                                   2002         2001
                                                                 ----         ----
Operating activities
Net income (loss) .........................................   $  (2,115)   $  23,228
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization .........................      38,813       25,750
    Cumulative effect of accounting change ................      43,975            0
    Loss (gain) from disposition of capital assets ........       1,870         (214)
    Capitalized interest on conversion of convertible notes       3,026            0
    Other, net ............................................        (484)         529
    Changes in operating assets and liabilities:
       Merchandise inventories ............................      (7,944)     (16,883)
       Accounts payable ...................................      33,228       10,579
       Prepayments and other ..............................     (14,172)        (252)
       Accrued expenses ...................................      22,224      (12,154)
       Income taxes payable ...............................      16,209        8,351
       Accrued restructuring costs ........................      (5,497)           0
                                                              ---------    ---------
Net cash provided by operating activities .................     129,133       38,934
                                                              ---------    ---------

Investing activities
Investment in capital assets ..............................     (24,829)     (30,928)
Proceeds from sales of available-for-sale securities ......       3,922       89,488
Gross purchases of available-for-sale securities ..........     (23,735)     (26,900)
Increase (decrease) in other assets .......................       2,242         (489)
                                                              ---------    ---------
Net cash (used in) or provided by investing activities ....     (42,400)      31,171
                                                              ---------    ---------

Financing activities
Proceeds from short-term borrowings .......................     222,613            0
Repayments of short-term borrowings .......................    (276,909)           0
Proceeds from long-term borrowings ........................     150,000            0
Repayments of long-term borrowings ........................     (79,079)      (2,730)
Payments of deferred financing costs ......................      (5,378)           0
Purchases of treasury stock ...............................     (18,271)           0
Proceeds from exercise of stock options ...................       4,542        1,617
                                                              ---------    ---------
Net cash used in financing activities .....................      (2,482)      (1,113)
                                                              ---------    ---------

Increase in cash and cash equivalents .....................      84,251       68,992
Cash and cash equivalents, beginning of period ............      36,640       56,544
                                                              ---------    ---------
Cash and cash equivalents, end of period ..................   $ 120,891    $ 125,536
                                                              =========    =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes ....   $  92,131    $       0
                                                              =========    =========
Equipment acquired through capital leases .................   $     640    $   8,790
                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of August 3, 2002, the condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at August 3, 2002, the results of operations for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001, and cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001 have been made. Certain prior-year amounts in the condensed consolidated statements of operations have been reclassified to conform to the current presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 2, 2002 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2003" and "Fiscal 2002" refer to the Company's fiscal year ending February 1, 2003 and fiscal year ended February 2, 2002, respectively. The terms "the Company", "we", "us", and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


2.  Acquisition

     On August 16, 2001, we acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of Limited Brands, Inc. ("Limited Brands"). The acquisition has been accounted for under the purchase method of accounting, and the results of operations of Lane Bryant are included in our results of operations for the thirteen and twenty-six weeks ended August 3, 2002. Prior-period results have not been restated.

     The acquisition of Lane Bryant complements our long-term growth strategy of becoming a leader in the sale of plus-size specialty apparel. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates profitably in multiple retail venues, primarily in leading malls.

     The following unaudited pro forma results of operations for the thirteen and twenty-six weeks ended August 4, 2001 are based on historical data, and give effect to our acquisition of Lane Bryant as if the acquisition had occurred on February 4, 2001. The pro forma information includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. Pro forma adjustments consist of additional depreciation from the step-up in value of property, equipment, and leasehold improvements acquired, additional amortization expense related to intangible assets acquired, additional interest expense and amortization of deferred financing costs related to debt incurred to finance the acquisition, and a reduction in interest income from the use of approximately $83,000,000 of our cash and cash equivalents to fund a portion of the acquisition.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.  Acquisition (continued)

     The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of February 4, 2001, and are not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that we may realize as a result of the acquisition. No assurances can be given as to the amount and timing of any financial benefits that we may realize as a result of the acquisition.

                          Thirteen            Twenty-six
                         Weeks Ended          Weeks Ended
(In thousands)         August 4, 2001       August 4, 2001
                       --------------       --------------

Net sales ...........   $   633,581        $   1,265,054
Net income ..........        16,684               29,914

Net income per share:
    Basic ...........         $ .15                $ .27
    Diluted .........           .14                  .26

     In connection with the acquisition of Lane Bryant, we recorded a liability of $4,640,000 for estimated costs related to an unfavorable service contract. During the twenty-six weeks ended August 3, 2002, we finalized the contract and revised our estimate of costs related to the contract to $2,292,000. In addition, we recorded a liability of $1,000,000 for severance in accordance with an agreement entered into with an affiliate of Limited Brands at the time of the acquisition to use the distribution center and receive related distribution services on a transition basis. These changes resulted in a net reduction of $824,000 (net of income taxes of $524,000) in the goodwill recognized in connection with the Lane Bryant acquisition.


3.  Trademarks and Other Intangible Assets

                                                      August 3,  February 2,
(In thousands)                                          2002        2002
                                                        ----        ----

Trademarks, tradenames, and internet domain names .   $168,800    $168,800
Customer lists and covenant not to compete ........      3,300       3,300
                                                      --------    --------
Total at cost .....................................    172,100     172,100
Less accumulated amortization of customer lists and
    covenant not to compete .......................        641         306
                                                      --------    --------
Net trademarks and other intangible assets ........   $171,459    $171,794
                                                      ========    ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.  Debt

Long-term debt:

                                               August 4,   February 2,
(In thousands)                                   2002         2002
                                                 ----         ----

4.75% Senior Convertible Notes due 2012 ....   $150,000     $      0
7.5% Convertible Subordinated Notes due 2006          0       96,047
Term loan due August 16, 2004 ..............          0       67,500
Capital lease obligations ..................     29,129       32,256
7.77% mortgage note ........................     10,686       10,885
8.15% mortgage note ........................      4,341        4,908
7.5% mortgage note .........................      6,162        6,261
Other ......................................          8           13
                                               --------     --------
    Total long-term debt ...................    200,326      217,870
Less current portion .......................     10,334        9,379
                                               --------     --------
                                               $189,992     $208,491
                                               ========     ========

     On May 28, 2002, we completed a private placement of $130,000,000 of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). On June 20, 2002, the initial purchasers of the private placement exercised their option to purchase an additional $20,000,000 principal amount of the Senior Notes, resulting in the private placement of Senior Notes in an aggregate principal amount of $150,000,000.

     The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest, if any. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for the five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

     Net proceeds received from the issuance of the Senior Notes were $145,500,000. We used a portion of the net proceeds to repay in full our $67,500,000 term loan due August 16, 2004, $3,486,000 outstanding under our revolving credit facility, and $6,942,000 of the 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,675,000 shares of our common stock at a cost of $18,271,000. The remaining proceeds ($49,301,000) were invested in cash and cash equivalents pending their use for other corporate purposes. In addition, we wrote off $951,000 of unamortized deferred financing costs related to the term loan. The write-off of the deferred financing costs

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


 4.  Debt (continued)

has been included in continuing operations in the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Note 11. Impact of Recent Accounting Pronouncements" below). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due
2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest up to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46. During the twenty-six weeks ended August 4, 2002, $89,105,000 principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. Accrued interest expense of $3,026,000 on the Subordinated Notes that were converted has been reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6,942,000, were redeemed for $7,351,000, including the 2.5% redemption premium and accrued interest of $236,000 to the date of redemption. The redemption premium of $174,000 has been included in continuing operations in the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Note 11. Impact of Recent Accounting Pronouncements" below).


5.  Accrued Restructuring Costs

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

     The restructuring charge included a $17,763,000 non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18,500,000 of anticipated payments to landlords for the early termination of existing store leases, $829,000 for severance costs, and $616,000 for sign removal and other costs. The fixtures and improvements have no alternative use or salvage value, and we expect to scrap them at the time the stores are closed. During the twenty-six weeks ended August 3, 2002, we closed 118 stores in connection with the restructuring plan. We expect to substantially complete the restructuring plan by the end of Fiscal 2003.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  Accrued Restructuring Costs (continued)

     The following is a summary of restructuring costs accrued in connection with the plan and payments charged against the accrual during the twenty-six weeks ended August 3, 2002:

                                Accrued At              Accrued At
                                February 2,              August 3,
(In thousands)                     2002      Payments      2002
                                   ----      --------      ----

Lease terminations/amendments   $ 18,500    $ (5,022)   $ 13,478
Severance ...................        829        (449)        380
Sign removal and other costs         429         (26)        403
                                --------    --------    --------
                                $ 19,758    $ (5,497)   $ 14,261
                                ========    ========    ========


6.  Stockholders' Equity

                                                                         Twenty-six
                                                                         Weeks Ended
(In thousands)                                                         August 3, 2002
                                                                       --------------

Total stockholders' equity, beginning of period ......................   $ 549,802
Conversion of convertible notes ......................................      92,131
Purchases of treasury stock ..........................................     (18,271)
Net loss .............................................................      (2,115)
Exercises of stock options ...........................................       4,230
Amortization of deferred compensation expense ........................         630
Amortization of deferred loss on termination of derivative, net of tax         171
Unrealized losses on available-for-sale securities, net of tax .......         (97)
                                                                         ---------
Total stockholders' equity, end of period ............................   $ 626,481
                                                                         =========

     Subsequent to the end of the quarter, we purchased 3,175,331 shares of our common stock from Limited Brands for $21,291,000 and agreed to purchase an additional 6,350,662 shares from Limited Brands for $44,137,000 (see "Note 12. Subsequent Events" below).


7.  Derivative Financial Instruments

     We adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. During the fiscal year ended February 3, 2001 ("Fiscal 2001"), we terminated an interest rate swap agreement with a notional principal amount of $50,000,000. In accordance with SFAS No. 133, we recognized the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) in "Accumulated other comprehensive (loss) income" during the twenty-six weeks ended August 4, 2001. We are amortizing the deferred loss to selling, general, and administrative expenses over the 44-month remaining life of the original swap period.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


8.  Customer Loyalty Card Program

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the thirteen weeks ended August 3, 2002 and August 4, 2001, we recognized revenues of $6,096,000 and $2,882,000, respectively, in connection with this program. During the twenty-six weeks ended August 3, 2002 and August 4, 2001, we recognized revenues of $10,407,000 and $3,627,000, respectively, in connection with this program.


9.  Net Income Per Share

                                                        Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                        --------------------   ----------------------
                                                       August 3,    August 4,  August 3,    August 4,
(In thousands, except per-share amounts)                 2002         2001       2002         2001
                                                         ----         ----       ----         ----
Basic weighted average common shares
    outstanding ....................................    115,621     101,377     113,681      101,311
Dilutive effect of assumed conversion of
    4.75% senior convertible notes .................     10,233           0       5,117            0
Dilutive effect of assumed conversion of
    7.5% convertible subordinated notes ............      9,148      12,875      11,012       12,875
Dilutive effect of stock options ...................      2,208         973       2,297        1,001
                                                      ---------   ---------   ---------    ---------
Diluted weighted average common shares
    and equivalents outstanding ....................    137,210     115,225     132,107      115,187
                                                      =========   =========   =========    =========

Income before cumulative effect of
    accounting change ..............................  $  25,549   $  14,860   $  41,860    $  23,228
Decrease in interest expense from assumed
    conversion of notes, net of income taxes .......      1,352       1,114       2,472        2,229
                                                      ---------   ---------   ---------    ---------
Income before cumulative effect of
    accounting change used to determine
    diluted earnings per share .....................     26,901      15,974      44,332       25,457
Cumulative effect of accounting change .............          0           0     (43,975)           0
                                                      ---------   ---------   ---------    ---------
Net income used to determine diluted
    earnings per share .............................  $  26,901   $  15,974   $     357    $  25,457
                                                      =========   =========   =========    =========

Options with weighted average exercise price
    greater than market price, excluded
    from computation of diluted earnings per share:
    Number of shares ...............................      1,075       4,710         951        5,181
    Weighted average exercise price per share ......  $   11.03   $    7.76   $   11.46    $    7.58

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.  Net Income Per Share (continued)

     Subsequent to the end of the quarter, we purchased 3,175,331 shares of our common stock and agreed to purchase an additional 6,350,662 shares of our common stock from Limited Brands (see "Note 12. Subsequent Events" below).


10.  Cumulative Effect of Accounting Change

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." We adopted the provisions of SFAS No. 142 in full as of February 3, 2002 (see "Note
11. Impact of Recent Accounting Pronouncements" below). Our consolidated balance sheet as of February 2, 2002 included $87,205,000 of goodwill related to the acquisition of Catherine's Stores Corporation ("Catherine's").

     In accordance with the transition provisions of SFAS No. 142, we tested the Catherine's goodwill for impairment during the thirteen weeks ended August 3, 2002. We determined that the carrying value of the Catherine's goodwill (including the value of intangible assets not separately accounted for) exceeded the estimated fair value of the Catherine's goodwill under SFAS No. 142. We determined the estimated fair value of the Catherine's goodwill using the present value of expected future cash flows associated with the Catherine's assets, and we recorded a write-down, which is not deductible for income tax purposes, of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. The write-down has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations for the twenty-six weeks ended August 3, 2002. The calculation of the estimated fair value of the Catherine's goodwill required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

     We also evaluated our goodwill, trademarks, tradenames, and internet domain names related to the Lane Bryant acquisition as of February 3, 2002, and determined that there has been no impairment of these assets.


11.  Impact of Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. For business combinations accounted for under the purchase method that were completed prior to July 1, 2001, previously recorded goodwill and intangibles are to be evaluated against the criteria in SFAS No. 142, which may result in the reclassification of certain intangible assets into or out of recorded goodwill. SFAS No. 142 requires that goodwill and intangible assets with an indefinite useful life not be amortized, but reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter, and written down in periods in which the recorded value of the goodwill or intangible asset exceeds its fair value. The transition provisions of SFAS No. 142 require the continuation

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


11.  Impact of Recent Accounting Pronouncements (continued)

of amortization of goodwill acquired prior to June 30, 2001, and require non-amortization of goodwill and indefinite-lived intangible assets acquired subsequent to June 30, 2001, until the provisions of SFAS No. 142 are adopted in full.

       We adopted the provisions of SFAS No. 142 in full as of February 3, 2002. During the thirteen and twenty-six weeks ended August 4, 2001, we recognized amortization of Catherine's goodwill of $1,221,000 and $2,443,000, respectively. Commencing February 3, 2002, we are no longer amortizing the Catherine's goodwill. In accordance with the provisions of SFAS No. 142, we will periodically review the value of the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant for impairment (see "Note 10. Cumulative Effect of Accounting Change" above).

       The pro forma effect of applying the non-amortization provisions of SFAS No. 142 for the thirteen and twenty-six weeks ended August 4, 2001 is as follows:

                                                                     Thirteen          Twenty-six
                                                                    Weeks Ended        Weeks Ended
(In thousands)                                                     August 4, 2001     August 4, 2001
                                                                   --------------     --------------

Net income as reported ..........................................   $   14,860         $   23,228
Amortization of goodwill (1) ....................................        1,221              2,443
                                                                    ----------         ----------
Pro forma net income excluding goodwill amortization ............   $   16,081         $   25,671
                                                                    ==========         ==========

Fully diluted net income per share as reported ..................   $      .14         $      .22
Pro forma per share effect of excluding goodwill amortization (1)          .01                .02
                                                                    ----------         ----------
Pro forma fully diluted net income per share ....................   $      .15         $      .24
                                                                    ==========         ==========

----------
(1) The goodwill amortization is not deductible for tax purposes and therefore has no related tax effect.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolves certain implementation issues related to SFAS No. 121. During the thirteen weeks ended August 3, 2002, we recorded a $2,700,000 write-down of under-performing assets related to our joint venture pursuant to SFAS No. 144. The amount of the write-down is the same as what would have been recorded under previously applicable accounting standards. The adoption of SFAS No. 144

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


11.  Impact of Recent Accounting Pronouncements (continued)

did not have a material impact on our financial position or results of operations for the thirteen and twenty-six weeks ended August 3, 2002.

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

     On May 28, 2002 we repaid in full our $67,500,000 term loan due August 16, 2004. In connection with the repayment of the term loan, we wrote off $951,000 of unamortized deferred financing costs. On June 28, 2002, we redeemed $6,942,000 of our 7.5% Convertible Subordinated Notes due 2006 at a redemption premium of $174,000 (see "Note 4. Debt" above). In accordance with the early-application provisions of SFAS No. 145, we included the $951,000 write-off and the $174,000 redemption premium in income from continuing operations in the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than up front if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The liability for severance pay would be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


11.  Impact of Recent Accounting Pronouncements (continued)

     We have traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan. Adoption of SFAS No. 146 could result in the deferral of recognition of such costs for restructuring plans we initiate in periods subsequent to the effective date of the statement from the date we commit to the plan to the date that we incur the costs. We are not able to determine the specific impact, if any, that adoption of SFAS No. 146 would have on our financial position or results of operations for periods subsequent to the effective date of the statement.


12.  Subsequent Events

     On August 23, 2002, we entered into an agreement with Limited Brands to purchase 3,175,331 shares of our common stock for $21,291,000 ($6.705 per share). The transaction was completed on August 28, 2002, and was financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes (see "Note 4. Debt" above). On September 12, 2002, we entered into an agreement with Limited Brands to purchase an additional 6,350,662 shares of our common stock for $44,137,000 ($6.95 per share). We expect to complete this transaction on September 17, 2002, and expect to finance it through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes. We had previously issued 9,525,993 shares of our common stock to Limited Brands in connection with our acquisition of Lane Bryant in August 2001. The purchased shares will be held as treasury shares.

     We have agreed to acquire a 392,500 square foot distribution center on 29 acres of land in Baltimore County, Maryland to replace the existing Lane Bryant distribution center in Columbus, Ohio, which we are using under an agreement with an affiliate of Limited Brands. In connection with our acquisition of Lane Bryant from Limited Brands in August 2001, we entered into an agreement with an affiliate of Limited Brands to use the Ohio distribution center and receive related distribution services on a transition basis through August 2004, with the right to terminate the services earlier upon notice. The Baltimore County facility is expected to have sufficient capacity to service the entire chain of Lane Bryant stores. Subject to satisfaction of customary closing conditions, we expect to complete the acquisition of the Baltimore County facility by the end of September 2002 at a cost of approximately $17,300,000. We also expect to incur approximately $10,000,000 of additional capital expenditures over the next twelve months for equipment for, and improvements to, the facility. We expect to finance a majority of the acquisition cost, with the remainder of the purchase price funded through the use of existing cash.

     We are in discussions with the Internal Revenue Service regarding a settlement of their audit of our corporate-owned life insurance ("COLI") program. In anticipation of the proposed settlement, we have reclassified $24,900,000 of deferred taxes from a long-term liability to a current liability. As part of the proposed settlement, we will surrender existing COLI policies, which have approximately $16,000,000 in cash value. We have reclassified the cash value of the policies from other non-current assets to other current assets. The estimated cash required to fund the settlement as proposed, after receipt of the proceeds from the surrender of the COLI policies, would be approximately $8,900,000, which would be funded from existing cash. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that settlement will have a material impact on our financial condition or results of operations.

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

o We may be unable to successfully integrate Lane Bryant into our current operating structure, and we currently rely on management information systems and logistics services from Limited Brands, Inc. ("Limited Brands") with respect to our Lane Bryant stores.


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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." We adopted the provisions of SFAS No. 142 in full as of February 3, 2002 (see "Item
1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 11. Impact of Recent Accounting Pronouncements" above).

     Our consolidated balance sheet as of February 2, 2002 included $87.2 million of goodwill related to the acquisition of Catherine's Stores Corporation ("Catherine's"). In accordance with the transition provisions of SFAS No. 142, we tested the Catherine's goodwill for impairment during the thirteen weeks ended August 3, 2002. We determined that the carrying value of the Catherine's goodwill (including the value of the intangible assets not separately accounted for) exceeded the estimated fair value of the Catherine's goodwill under SFAS No. 142. We determined the estimated fair value of the Catherine's goodwill using the present value of expected future cash flows associated with the Catherine's assets, and we recorded a write-down, which is not deductible for income tax purposes, of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. The write-down has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations for the twenty-six weeks ended August 3, 2002. The calculation of the estimated fair value of the Catherine's goodwill required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

     We also evaluated our goodwill, trademarks, tradenames, and internet domain names related to the Lane Bryant acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there has been no impairment of these assets.


RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                  Thirteen          Percentage          Twenty-six         Percentage
                                                Weeks Ended          Increase/         Weeks Ended          Increase/
                                                -----------         (Decrease)         -----------         (Decrease)
                                           August 3,   August 4,    From Prior    August 3,   August 4,    From Prior
                                              2002        2001        Period         2002        2001        Period
                                              ----        ----        ------         ----        ----        ------
Net sales...............................      100.0%      100.0%        58.5%        100.0%      100.0%        59.1%
Cost of goods sold, buying, and
    occupancy expenses..................       69.1        72.5         51.2          69.3        72.4         52.4
Selling, general, and administrative
    expenses............................       23.7        20.9         79.6          24.5        22.4         74.2
Amortization of goodwill................        0.0         0.3       (100.0)          0.0         0.3       (100.0)
Income from operations..................        7.2         6.3         80.6           6.2         4.9         99.2
Other income, principally interest......        0.1         0.3        (47.8)          0.1         0.4        (65.8)
Interest expense........................        0.9         0.6        138.0           1.0         0.6        161.6
Income tax provision....................        2.4         2.3         65.1           2.0         1.8         73.8
Minority interest in net loss of                 --          --           --            --          --           --
subsidiary..............................
Cumulative effect of accounting change..         --          --           --          (3.5)         --           --
Net income (loss)                               4.0         3.7         71.9          (0.2)        2.9       (109.1)

     The following table sets forth our net sales by store brand:

                          Thirteen Weeks Ended      Twenty-six Weeks Ended
                          --------------------      ----------------------
                          August 3,   August 4,     August 3,    August 4,
(in millions)               2002         2001         2002          2001
                            ----         ----         ----          ----

Fashion Bug.............    $320.6      $305.8       $  610.5      $595.4
Lane Bryant.............     226.9        --            465.7        --
Catherine's.............      89.8        96.5          190.8       201.5
Monsoon/Accessorize.....       1.0         0.4            1.9         0.6
                            ------      ------       --------      ------
Total net sales.........    $638.3      $402.7       $1,268.9      $797.5
                            ======      ======       ========      ======


     The following table sets forth certain additional information related to changes in our net sales:

                                                      Thirteen Weeks Ended      Twenty-six Weeks Ended
                                                      --------------------      ----------------------
                                                      August 3,  August 4,      August 3,    August 4,
                                                         2002       2001          2002         2001
                                                         ----       ----          ----         ----
(Decrease) increase in comparable store sales (1):
       Fashion Bug..................................       4%        (8)%           0%          (6)%
       Catherine's..................................       0         (2)           (1)           0

Sales from new stores as a percentage of total
     prior-period sales:
       Fashion Bug..................................       3          5             4            6
       Catherine's..................................       3          3             3            4
       Lane Bryant..................................      56         --            58           --
       Monsoon/Accessorize..........................       0          0             0            0

Prior-period sales from closed stores as a
     percentage of total prior-period sales:
       Fashion Bug..................................      (3)        (3)           (3)          (3)
       Catherine's..................................      (5)        (5)           (4)          (5)

Increase in total sales.............................      59         (6)           59           (1)

--------------------
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.


Comparison of Thirteen Weeks Ended August 3, 2002 and August 4, 2001

Net Sales

     Net sales were $638.3 million for the quarter ended August 3, 2002 ("Fiscal 2003 Second Quarter"), an increase of 58.5% from net sales of $402.7 million for the quarter ended August 4, 2001 ("Fiscal 2002 Second Quarter"), primarily due to our acquisition of Lane Bryant in August 2001. The number of retail stores in operation at the end of the Fiscal 2003 Second Quarter was 2,334 (including 650 Lane Bryant stores), compared to 1,771 stores at the end of the Fiscal 2002 Second Quarter. Including Lane Bryant comparable store sales on a pro forma basis, we experienced a year-over-year increase in overall comparable store sales of 1%. Fashion Bug stores experienced comparable store sales increases in junior, missy, and plus sportswear, footwear, accessories, and intimate apparel. Lane Bryant comparable store sales on a pro forma basis decreased 3%, with comparable store sales increases in knit tops, skirts, and woven tops offset by declines in other merchandise categories. For Catherine's Stores, comparable store sales increases in casual sportswear were offset by declines in other merchandise categories. During the quarter, we closed the remaining stores in the Added Dimensions chain and liquidated the remaining Added Dimensions store inventory.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. We recognized $6.1 million of revenues in the Fiscal 2003 Second Quarter and $2.9 million of revenues in the Fiscal 2002 Second Quarter in connection with this program.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $441.2 million in the Fiscal 2003 Second Quarter, an increase of 51.2% from $291.9 million in the Fiscal 2002 Second Quarter, principally reflecting the increase in net sales. As a percentage of net sales, these costs decreased 3.4% in the Fiscal 2003 Second Quarter as compared to the Fiscal 2002 Second Quarter.

     Cost of goods sold as a percentage of net sales decreased 5.5% in the Fiscal 2003 Second Quarter as compared to the Fiscal 2002 Second Quarter. The decrease was a result of higher merchandise margins in the Fashion Bug and Catherine's chains, as well as the addition of higher gross margins from the Lane Bryant stores. During the Fiscal 2003 second quarter, markdowns taken in connection with the liquidation of the Added Dimensions inventories were offset by $3.0 million of costs accrued during the fourth quarter of Fiscal 2002 related to the valuation of inventory for stores to be closed as the result of our restructuring plan (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Accrued Restructuring Costs" above). Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 2.1% in the Fiscal 2003 Second Quarter as compared to the Fiscal 2002 Second Quarter. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of relatively flat overall comparable store sales. Relatively higher occupancy expenses for the mall-based Lane Bryant stores and a $2.7 million write-down of under-performing assets related to our joint venture also contributed to the increase in buying and occupancy expenses as a percentage of net sales. Buying expenses also increased as a result of higher merchandising and design costs related to Lane Bryant's private label merchandise strategy. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $151.4 million in the Fiscal 2003 Second Quarter, an increase of 79.6% from $84.3 million in the Fiscal 2002 Second Quarter, principally reflecting the acquisition of Lane Bryant. As a percentage of net sales, these costs increased by 2.8% in the Fiscal 2003 Second Quarter as compared to the Fiscal 2002 Second Quarter. Selling expenses increased 2.2% as a percentage of sales. The increase was attributable to a number of factors, including higher store payroll and benefits costs and the lack of leverage on relatively fixed store payroll expenses as a result of relatively flat comparable store sales. Credit income (a component of selling expenses) decreased in the Fiscal 2003 Second Quarter as a result of increased credit losses and higher operating costs with respect to our Fashion Bug proprietary credit card program. General and administrative expenses increased 0.6% as a percentage of sales, primarily as a result of accruals for incentive-based compensation plans, higher employee benefit costs, and costs associated with transitional service agreements related to the Lane Bryant acquisition.

Amortization of Goodwill

     We recognized $1.2 million of amortization of goodwill during the Fiscal 2002 Second Quarter related to the Catherine's acquisition. We adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of February 3, 2002, and we are no longer amortizing the Catherine's goodwill. However, the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant are subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142 (see "CRITICAL ACCOUNTING POLICIES" above and "Comparison of Twenty-six Weeks Ended August 3, 2002 and August 4, 2001; Cumulative Effect of Accounting Change" below).

Other Income

     Other income was $0.7 million in the Fiscal 2003 Second Quarter, a decrease of 47.8% from $1.4 million in the Fiscal 2002 Second Quarter. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of lower levels of invested funds and a decrease in the average yield on investments during the Fiscal 2003 Second Quarter as compared to the Fiscal 2002 Second Quarter. During Fiscal 2002, investments in marketable securities were converted into cash and cash equivalents, and we used $83.0 million of cash and cash equivalents in connection with the acquisition of Lane Bryant.

Interest Expense

     Interest expense was $5.7 million in the Fiscal 2003 Second Quarter, an increase of 138.0% from $2.4 million in the Fiscal 2002 Second Quarter. This increase was primarily the result of short-term and long-term borrowings incurred in connection with the Lane Bryant acquisition, and to a lesser extent, the result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases. In addition, we wrote off $951 thousand of unamortized deferred financing costs related to our $67.5 million term loan which was repaid during the period (see "RECENT DEVELOPMENTS" below), which resulted in additional interest expense in the current-year period.

Income Tax Provision

     The income tax provision for the Fiscal 2003 Second Quarter was $15.6 million, resulting in a 38.2% effective tax rate, as compared to an income tax provision for the Fiscal 2002 Second Quarter of $9.4 million, resulting in a 38.8% effective tax rate. The higher effective tax rate for the Fiscal 2002 Second Quarter was primarily a result of the non-deductibility for tax purposes of goodwill related to our Catherine's acquisition.


Comparison of Twenty-six Weeks Ended August 3, 2002 and August 4, 2001

Net Sales

     Net sales were $1,268.9 million for the twenty-six weeks ended August 3, 2002 ("first half of Fiscal 2003"), an increase of 59.1% from net sales of $797.5 million for the twenty-six weeks ended August 4, 2001 ("first half of Fiscal 2002"), primarily due to our acquisition of Lane Bryant in August 2001. Including Lane Bryant comparable store sales on a pro forma basis, overall comparable store sales were unchanged from the prior-year period. For Fashion Bug stores, comparable store sales increases in junior, missy, and plus sportswear, footwear, and accessories were offset by declines in dresses and coats. For Lane Bryant stores, comparable store sales increases in knit tops and skirts were offset by declines in other merchandise categories. For Catherine's Stores, comparable store sales increases in casual sportswear were offset by declines in other merchandise categories. During the current year, we discontinued the Added Dimensions chain, closed the remaining stores in the chain, and liquidated the remaining Added Dimensions store inventory.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. We recognized $10.4 million of revenues in the first half of Fiscal 2003 and $3.6 million of revenues in the first half of Fiscal 2002 in connection with this program.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $880.1 million in the first half of Fiscal 2003, an increase of 52.4% from $577.5 million in the first half of Fiscal 2002, principally reflecting the increase in net sales. As a percentage of net sales, these costs decreased 3.1% in the first half of Fiscal 2003 as compared to the first half of Fiscal 2002.

     Cost of goods sold as a percentage of net sales decreased 5.0% in the first half of Fiscal 2003 as compared to the first half of Fiscal 2002. The higher merchandise margins reflected the addition of the Lane Bryant chain, improved gross margins for Fashion Bug and Catherine's spring merchandise offerings, and improved inventory turns on summer and early fall merchandise in all chains. During the Fiscal 2003 second quarter, markdowns taken in connection with the liquidation of the Added Dimensions inventories were offset by $3.0 million of costs accrued during the fourth quarter of Fiscal 2002 related to the valuation of inventory for stores to be closed as the result of our restructuring plan. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 1.9% in the first half of Fiscal 2003 as compared to the first half of Fiscal 2002. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of relatively flat comparable store sales. Relatively higher occupancy expenses for the Lane Bryant stores and a $2.7 million write-down of under-performing assets related to our joint venture also contributed to the increase in buying and occupancy expenses as a percentage of net sales. Buying expenses also increased as a result of higher merchandising and design costs related to Lane Bryant's private label merchandise strategy. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $310.5 million in the first half of Fiscal 2003, an increase of 74.2% from $178.2 million in the first half of Fiscal 2002, principally reflecting the acquisition of Lane Bryant. As a percentage of net sales, these costs increased by 2.1% in the first half of Fiscal 2003 as compared to the first half of Fiscal 2002. Selling expenses increased 1.6% as a percentage of sales. The increase was attributable to a number of factors, including higher store payroll and benefits costs, new point-of-sales systems at Fashion Bug, and the lack of leverage on relatively fixed store payroll expenses as a result of relatively flat comparable store sales. Credit income (a component of selling expenses) decreased in the first half of Fiscal 2003 as a result of increased credit losses and higher operating costs with respect to our Fashion Bug proprietary credit card program. General and administrative expenses increased 0.5% as a percentage of sales, primarily as a result of accruals for incentive-based compensation plans, higher employee benefit costs, costs associated with transitional service agreements related to the Lane Bryant acquisition, and the lack of leverage on fixed costs at Fashion Bug and Catherine's.

Amortization of Goodwill

     We recognized $2.4 million of amortization of goodwill during the first half of Fiscal 2002 related to the Catherine's acquisition. We adopted the provisions of SFAS No. 142 as of February 3, 2002, and we are no longer amortizing the Catherine's goodwill. However, the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant are subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142 (see "Cumulative Effect of Accounting Change" below).

Other Income

     Other income was $1.2 million in the first half of Fiscal 2003, a decrease of 65.8% from $3.4 million in the first half of Fiscal 2002. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of lower levels of invested funds and a decrease in the average yield on investments during the first half of Fiscal 2003 as compared to the first half of Fiscal 2002. During Fiscal 2002, investments in marketable securities were converted into cash and cash equivalents, and we used $83.0 million of cash and cash equivalents in connection with the acquisition of Lane Bryant.

Interest Expense

     Interest expense was $12.5 million in the first half of Fiscal 2003, an increase of 161.6% from $4.8 million in the first half of Fiscal 2002. This increase was primarily the result of short-term and long-term borrowings incurred in connection with the Lane Bryant acquisition, and to a lesser extent, the result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases. In addition, we wrote off $951 thousand of unamortized deferred financing costs related to our $67.5 million term loan which was repaid during the period (see "RECENT DEVELOPMENTS" below), which resulted in additional interest expense in the current-year period.

Income Tax Provision

     The income tax provision for the first half of Fiscal 2003 was $25.6 million, resulting in a 38.2% effective tax rate, as compared to an income tax provision for the first half of Fiscal 2002 of $14.7 million, resulting in a 38.8% effective tax rate. The higher effective tax rate for the first half of Fiscal 2002 was primarily a result of the non-deductibility for tax purposes of goodwill related to our Catherine's acquisition.

Cumulative Effect of Accounting Change

     We adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" in full as of February 3, 2002. In accordance with the transition provisions of SFAS No. 142, we tested the Catherine's goodwill for impairment during the thirteen weeks ended August 3, 2002, and recorded a write-down of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The write-down has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations for the twenty-six weeks ended August 3, 2002 (see "CRITICAL ACCOUNTING POLICIES" above).

RECENT DEVELOPMENTS

Issuance of 4.75% Senior Convertible Notes due 2012

     On May 28, 2002, we completed a private placement of $130.0 million of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). On June 20, 2002, the initial purchasers of the private placement exercised their option to purchase an additional $20.0 million principal amount of the Senior Notes, resulting in the private placement of Senior Notes in an aggregate principal amount of $150.0 million.

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

     Net proceeds received from the issuance of the Senior Notes were $145.5 million. We used a portion of the net proceeds to repay in full our $67.5 million term loan due August 16, 2004, $3.5 million outstanding under our revolving credit facility, and $6.9 million of the 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,675,000 shares of our common stock at a cost of $18.3 million. The remaining proceeds ($49.3 million) were invested in cash and cash equivalents pending their use for other corporate purposes. In addition, we wrote off $951 thousand of unamortized deferred financing costs related to the term loan. The write-off of the deferred financing costs has been included in continuing operations in the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 11. Impact of Recent Accounting Pronouncements" above). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

Redemption of 7.5% Convertible Subordinated Notes due 2006

     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest up to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46. During the twenty-six weeks ended August 3, 2002, $89.1 million principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. Accrued interest expense of $3.0 million on the Subordinated Notes that were converted has been reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6.9 million, were redeemed for $7.4 million, including the 2.5% redemption premium and accrued interest of $236 thousand to the date of redemption. The redemption premium of $174 thousand has been included in continuing operations in the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August

3, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited);
Note 11. Impact of Recent Accounting Pronouncements" above).

Events Subsequent to the End of the Period

     On August 23, 2002, we entered into an agreement with Limited Brands to purchase 3,175,331 shares of our common stock for $21.3 million ($6.705 per share). The transaction was completed on August 28, 2002, and was financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes (see "Issuance of 4.75% Senior Convertible Notes due 2012" above). On September 12, 2002, we entered into an agreement with Limited Brands to purchase an additional 6,350,662 shares of our common stock for $44.1 million ($6.95 per share). We expect to complete this transaction on September 17, 2002, and expect to finance it through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes. We had previously issued 9,525,993 shares of our common stock to Limited Brands in connection with our acquisition of Lane Bryant in August 2001. The purchased shares will be held as treasury shares.

     We have agreed to acquire a 392,500 square foot distribution center on 29 acres of land in Baltimore County, Maryland to replace the existing Lane Bryant distribution center in Columbus, Ohio, which we are using under an agreement with an affiliate of Limited Brands. In connection with our acquisition of Lane Bryant from Limited Brands in August 2001, we entered into an agreement with an affiliate of Limited Brands to use the Ohio distribution center and receive related distribution services on a transition basis through August 2004, with the right to terminate the services earlier upon notice. The Baltimore County facility is expected to have sufficient capacity to service the entire chain of Lane Bryant stores. Subject to satisfaction of customary closing conditions, we expect to complete the acquisition of the Baltimore County facility by the end of September 2002 at a cost of approximately $17.3 million. We also expect to incur approximately $10.0 million of additional capital expenditures over the next twelve months for equipment for, and improvements to, the facility. We expect to finance a majority of the acquisition cost, with the remainder of the purchase price funded through the use of existing cash.

     We are in discussions with the Internal Revenue Service regarding a settlement of their audit of our corporate-owned life insurance ("COLI") program. In anticipation of the proposed settlement, we have reclassified $24.9 million of deferred taxes from a long-term liability to a current liability. As part of the proposed settlement, we will surrender COLI policies, which have approximately $16.0 million in cash value. We have reclassified the cash value of the policies from other non-current assets to other current assets. The estimated cash required to fund the settlement as proposed, after receipt of the proceeds from the surrender of the COLI policies, would be approximately $8.9 million, which would be funded from existing cash. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that settlement will have a material impact on our financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facility.

     The following table highlights certain information related to our liquidity and capital resources:

                                         August 3,         February 2,
(Dollars in thousands)                     2002               2002
                                           ----               ----

Cash and cash equivalents...........    $ 120,891          $  36,640
Available-for-sale securities.......       90,023             70,366
Working capital.....................      241,675            145,047
Current ratio.......................          1.6                1.4
Long-term debt to equity ratio......         30.3%              37.9%

     Our net cash provided by operating activities was $129.1 million for the first half of Fiscal 2003, as compared to $38.9 million for the first half of Fiscal 2002. The increase was primarily a result of an increase in net income before a non-cash write-down of goodwill and non-cash charges for depreciation and amortization, and increases in accrued expenses and income taxes payable. In addition, our investment in inventories, net of accounts payable, decreased during the first half of Fiscal 2003 as compared to the first half of Fiscal 2002 as a result of inventory management initiatives and improved vendor terms as a result of conforming Lane Bryant's vendor terms to our corporate terms. These changes were partially offset by an increase in prepaid expenses and $5.5 million of accrued restructuring costs paid during the first half of Fiscal 2003.

     Our capital expenditures were $24.8 million during the first half of Fiscal 2003. In addition, we acquired $0.6 million of point-of-sale equipment under capital leases. During the remainder of Fiscal 2003, we anticipate incurring additional capital expenditures of approximately $28.0-$38.0 million, excluding expenditures in connection with the acquisition of a new distribution center (see below). These capital expenditures will primarily be for the construction and fixturing of new stores, remodeling and fixturing of existing stores, investments in management information systems technology, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds. We have agreed to acquire a 392,500 square foot distribution center to replace our existing Lane Bryant distribution center in Columbus, Ohio (see "RECENT DEVELOPMENTS -- Events Subsequent to the End of the Period" above). Subject to satisfaction of customary closing conditions, we expect to complete the acquisition by the end of September 2002 at a cost of approximately $17.3 million. We also expect to incur approximately $10.0 million of additional capital expenditures over the next twelve months for equipment for, and improvements to, the facility. We expect to finance a majority of the acquisition cost, with the remainder of the purchase price financed through the use of existing cash.

     We plan to open approximately 55-60 new stores and relocate approximately 75 stores during Fiscal 2003. During the first half of Fiscal 2003, we closed 50 Fashion Bug stores (including 19 stores which will be converted to Lane Bryant stores) and 68 Catherine's/Added Dimensions stores and converted 9 Added Dimensions stores to Catherine's stores in connection with our restructuring plan (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Accrued Restructuring Costs" above).

     The following table sets forth information with respect to store activity for the first half of Fiscal 2003:

                                                  Catherine's/
                                 Fashion    Lane     Added      Monsoon/
                                   Bug     Bryant  Dimensions  Accessorize
                                 Stores    Stores    Stores      Stores      Total
                                 ------    ------    ------      ------      -----

Stores at February 2, 2002 ...    1,252       647       538           9      2,446
                                 ------    ------    ------      ------     ------

Stores opened ................        6        12        14           0         32
Stores converted .............      (19)        0         0(2)                 (19)
Stores closed ................      (31)       (9)      (85)          0       (125)
                                 ------    ------    ------      ------     ------
Net change in stores .........      (44)        3       (71)          0       (112)
                                 ------    ------    ------      ------     ------

Stores at August 3, 2002 .....    1,208       650       467           9      2,334
                                 ======    ======    ======      ======     ======

Stores relocated during period        8         0         6                     14
Stores remodeled during period        3         4         4                     11

-------------------
(1) During the first half of Fiscal 2003, 19 Fashion Bug stores closed in preparation for conversion to Lane Bryant stores. As of August 3, 2002, these stores had not yet re-opened as Lane Bryant stores.

(2) During the first half of Fiscal 2003, 9 Added Dimensions stores were converted to Catherine's stores.

     As part of our Fashion Bug proprietary credit card program, we have formed a trust called the Charming Shoppes Master Trust to which Spirit of America National Bank (our credit card bank) has transferred, through a special purpose entity, its interest in Fashion Bug credit card receivables. We, together with the trust, have entered into various agreements under which the trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the trust has entered into the securitization agreement.

     We securitized $179.5 million of credit card receivables during the first half of Fiscal 2003 and had $290.1 million of securitized credit card receivables outstanding as of August 3, 2002. We held retained interests in our securitizations of $60.0 million as of August 3, 2002, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, we have repurchased only a small amount of receivables pursuant to this obligation. A securitization series in the aggregate principal amount of $83.5 million is scheduled to mature before the end of Fiscal 2003. We have entered into an agreement with a financial institution to replace the series on a best-efforts basis. No assurance can be given that we will be successful in securing such replacement financing.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At August 3, 2002, Charming Shoppes Receivables Corp. held $48.7 million of Charming Shoppes Master Trust Certificates and Charming Shoppes Seller, Inc. held retained interests of $1.3 million (which are included in the $60.0 million of retained interests we held at August 3, 2002). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. We could be affected by certain events that would cause the trust to require additional enhancement from proceeds within the trust that would otherwise be available to be paid to us with respect to our subordinated interests. Specifically, if either the trust or we fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. During Fiscal 2002, credit card receivable credit loss percentages exceeded a specified threshold percentage, which obligated the trust to accumulate $9.5 million into such an enhancement account. As of August 3, 2002, the Charming Shoppes Master Trust had all of the $9.5 million segregated for such additional enhancement purposes. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. The $9.5 million in the enhancement accounts is classified as "prepaids and other" in current assets as of August 3, 2002. We do not expect the requirement to materially affect our liquidity or results of operations. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants. These representations, warranties, covenants, and related indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

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


FINANCING

     As of August 3, 2002, we had a $300.0 million revolving credit facility, which provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise. As of August 3, 2002, there were no borrowings outstanding under the revolving credit facility. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, and can be renewed for an additional year at our option.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility.

     The credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). As of August 3, 2002, we were not in violation of any of the covenants included in the credit facility.

     During the Fiscal 2003 Second Quarter, we completed a private placement of $150.0 million of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). We used a portion of the net proceeds to repay in full our $67.5 million term loan due August 16, 2004 and $3.5 million outstanding under the revolving credit facility. We also used a portion of the proceeds to purchase 2.7 million shares of our common stock at a cost of $18.3 million. On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. Prior to the redemption date, $89.1 million principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6.9 million, were redeemed for $7.4 million, including the 2.5% redemption premium and accrued interest of $236 thousand to the date of redemption. See "RECENT DEVELOPMENTS" above for additional information regarding the private placement and redemption call.


MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of August 3, 2002, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2003, an increase of approximately $400 thousand in selling, general, and administrative expenses would result.

     As of August 3, 2002, there were no borrowings outstanding under our revolving credit facility. Should we incur borrowings under the revolving credit facility, we would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 11. Impact of Recent Accounting Pronouncements" above.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; MARKET RISK," above.


Item 4.  Controls and Procedures

         Not applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 26, 2001, a terminated employee filed a purported class action suit in Alameda Superior Court, California against Lane Bryant, Inc. alleging that she and all Lane Bryant store sales managers in California were misclassified as exempt employees, and are actually nonexempt and entitled to be paid overtime which they had not received. The plaintiff alleges violations of Labor Code Sections 1194 and 515 and the Industrial Welfare Commission Order promulgated pursuant to those Sections, as well as a violation of Business & Professions Code Sections 17,200 et seq. The plaintiff seeks back pay and injunctive relief for the misclassification, and reimbursement and disgorgement of profits for the violation of the Business & Professions Code.

     Lane Bryant is currently investigating whether the case would be appropriate for class treatment. Lane Bryant will vigorously and aggressively oppose class certification and the merits of the class case should it be certified, or the individual case should it not be certified. Given the status of the case, however, it is premature to speculate on the extent and likelihood of liability, if any, of Lane Bryant.

     There are no other pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which our property or the property of any of our subsidiaries is the subject that are expected to have a material adverse effect on our financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

     On May 28, 2002, we completed a private placement of $130.0 million of 4.75% Senior Convertible Notes due 2012 (the "Notes"). On June 20, 2002, the initial purchasers exercised their option to purchase an additional $20.0 million principal amount of the Notes, resulting in $150.0 million principal amount of Notes. Initially, holders have the right to convert the Notes into an aggregate of 15,182,186 shares of common stock, as described below. The Notes and the common stock issuable upon conversion were offered to qualified institutional buyers in reliance on Rule 144A or Regulation S under the Securities Act of 1933, as amended. The notes and common stock issuable upon conversion are in the process of being registered under the Securities Act of 1933, as amended. We have filed a registration statement on Form S-3 with respect to the Notes and the common stock issuable upon conversion of the Notes, which we expect will become effective in the near future. Until so registered, the Notes and common stock issued upon conversion of the Notes may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws.

     The Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88, subject to adjustment upon certain events. The Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Notes may require us to repurchase all or a portion of the Notes at 100% of the principal amount plus any accrued and unpaid interest. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for a five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Notes.

     Net proceeds received from the issuance of the Notes were $145.5 million. We used a portion of the net proceeds to repay in full amounts outstanding under our term loan due August 16, 2004 totaling $67.5 million, $3.5 million outstanding under our revolving credit facility, and $6.9 million of our 7.5% Convertible Subordinated Notes due 2006, which were called for redemption. We also used a portion of the proceeds to purchase 2.7 million shares of our common stock at a cost of $18.3 million. The remaining proceeds ($49.3 million) were invested in cash equivalents pending their use for other corporate purposes.


Item 4.  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on June 27, 2002.

     Dorrit J. Bern, Alan Rosskamm, and Kenneth S. Olshan were nominated for election, in our Proxy Statement, to serve three-year terms as Class C Directors. The total number of shares represented at the Annual Meeting were 105,336,200 shares, representing 93.2% of the total number of shares outstanding as of the close of business on May 10, 2002 (the record date fixed by the Board of Directors). The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class C Directors nominated:

      Name           Votes For      Votes Withheld
      ----           ---------      --------------
Dorrit J. Bern       103,237,936        2,098,264
Alan Rosskamm        103,237,884        2,098,316
Kenneth S. Olshan     77,859,980       27,476,220


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

4.1 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1)

4.2 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2)

4.3 Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.3)

4.4 Amendment No. 1, dated July 25, 2002, to Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

4.5 Amendment No. 3, dated July 29, 2002, effective as of August 16, 2001, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.

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

     On May 30, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on May 29, 2002, announcing that we have called for redemption our convertible subordinated notes due 2006.

     On July 3, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on July 1, 2002, announcing that we have completed the redemption our convertible subordinated notes due 2006.

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


                                      CHARMING SHOPPES, INC.
                                      ----------------------
                                           (Registrant)


Date:      September 13, 2002         /S/DORRIT J. BERN
                                      -----------------
                                      Dorrit J. Bern
                                      Chairman of the Board
                                      President and Chief Executive Officer


Date:      September 13, 2002          /S/ERIC M. SPECTER
                                       ------------------
                                       Eric M. Specter
                                       Executive Vice President
                                       Chief Financial Officer


                  Certification By Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dorrit J. Bern, Principal Executive Officer of Charming Shoppes, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Charming Shoppes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:      September 13, 2002          /S/DORRIT J. BERN
                                       -----------------
                                       Dorrit J. Bern
                                       Chairman of the Board
                                       President and Principal Executive Officer

                  Certification By Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Eric M. Specter, Principal Financial Officer of Charming Shoppes, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Charming Shoppes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:      September 13, 2002         /S/ERIC M. SPECTER
                                      ------------------
                                      Eric M. Specter
                                      Executive Vice President
                                      Principal Financial Officer

                                  Exhibit Index

Exhibit No.       Item

    3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (Exhibit 3.1)

    3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2)

    4.1 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1)

    4.2 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2)

    4.3 Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.3)

    4.4 Amendment No. 1, dated July 25, 2002, to Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

    4.5 Amendment No. 3, dated July 29, 2002, effective as of August 16, 2001, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

   99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

   99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.