Form 10-Q
period 2002-11-02
CHARMING SHOPPES INC
filed 2002-12-17
CIK 19353

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

                 For the quarterly period ended November 2, 2002

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                          Commission File No. 000-07258

                             CHARMING SHOPPES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                             23-1721355
        ------------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     450 WINKS LANE, BENSALEM, PA                                     19020
     ----------------------------                                     -----
(Address of principal executive office                              (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes (X) No ( )

     The number of shares outstanding of the issuer's Common Stock, as of November 2, 2002, was 112,840,144 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
      November 2, 2002 and February 2, 2002.............................   2 - 3

Condensed Consolidated Statements of Operations
      Thirteen weeks ended November 2, 2002 and November 3, 2001........       4
      Thirty-nine weeks ended November 2, 2002 and November 3, 2001.....       5

Condensed Consolidated Statements of Comprehensive Income (Loss)
      Thirteen and Thirty-nine weeks ended November 2, 2002 and
      November 3, 2001..................................................       6

Condensed Consolidated Statements of Cash Flows
      Thirty-nine weeks ended November 2, 2002 and November 3, 2001.....       7

Notes to Condensed Consolidated Financial Statements....................  8 - 18

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements.............................................. 19 - 20

Critical Accounting Policies............................................ 20 - 21

Results of Operations................................................... 21 - 27

Recent Developments..................................................... 27 - 28

Liquidity and Capital Resources......................................... 28 - 31

Financing............................................................... 31 - 32

Market Risk............................................................. 32 - 33

Impact of Recent Accounting Pronouncements..............................      33

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      33

Item 4.  Controls and Procedures........................................      33

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      34

Item 6.  Exhibits and Reports on Form 8-K............................... 34 - 35

SIGNATURES AND CERTIFICATIONS........................................... 36 - 38

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     November 2,  February 2,
(In thousands)                                                          2002         2002
                                                                        ----         ----
                                                                     (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................................   $   46,256   $   36,640
Available-for-sale securities, including fair value adjustments of
    $0 and $24, respectively .....................................       51,566       48,351
Merchandise inventories ..........................................      383,057      300,407
Deferred taxes ...................................................       19,960       21,228
Prepayments and other ............................................       93,877       78,118
                                                                     ----------   ----------
    Total current assets .........................................      594,716      484,744
                                                                     ----------   ----------

Property, equipment, and leasehold improvements ..................      672,005      657,067
Less: accumulated depreciation and amortization ..................      348,114      341,055
                                                                     ----------   ----------
    Net property, equipment, and leasehold improvements ..........      323,891      316,012
                                                                     ----------   ----------

Trademarks and other intangible assets ...........................      171,294      171,794
Goodwill .........................................................       69,159      110,243
Available-for-sale securities, including fair value adjustments of
    $(221) and $(39), respectively ...............................       33,814       22,015
Other assets .....................................................       17,586       27,869
                                                                     ----------   ----------
Total assets .....................................................   $1,210,460   $1,132,677
                                                                     ==========   ==========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                                     November 2,  February 2,
(In thousands, except share and per-share amounts)                      2002         2002
                                                                        ----         ----
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings ............................................   $   26,195   $   54,296
Accounts payable .................................................      180,308      107,891
Accrued expenses .................................................      169,889      148,373
Income taxes payable .............................................       15,990            0
Deferred taxes ...................................................       24,900            0
Accrued restructuring costs ......................................        7,783       19,758
Current portion - long-term debt .................................       11,711        9,379
                                                                     ----------   ----------
    Total current liabilities ....................................      436,776      339,697
                                                                     ----------   ----------

Deferred taxes ...................................................        8,787       33,687
Long-term debt ...................................................      202,608      208,491
Minority interest ................................................          513        1,000

Stockholders' equity
Common Stock $.10 par value
    Authorized - 300,000,000 shares
    Issued - 125,106,137 shares at November 2, 2002 and
       111,891,156 shares at February 2, 2002 ....................       12,511       11,189
Additional paid-in capital .......................................      199,465      103,267
Treasury stock at cost - 12,265,993 shares at November 2, 2002 ...      (84,136)           0
Deferred employee compensation ...................................       (3,665)      (3,741)
Accumulated other comprehensive loss .............................         (691)        (818)
Retained earnings ................................................      438,292      439,905
                                                                     ----------   ----------
    Total stockholders' equity ...................................      561,776      549,802
                                                                     ----------   ----------
Total liabilities and stockholders' equity .......................   $1,210,460   $1,132,677
                                                                     ==========   ==========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Thirteen Weeks Ended
                                                            November 2,  November 3,
(In thousands, except per-share amounts)                       2002         2001
                                                               ----         ----
Net sales ...............................................   $ 542,332    $ 549,295
                                                            ---------    ---------

Cost of goods sold, buying, and occupancy expenses ......     389,748      396,026
Selling, general, and administrative expenses ...........     148,323      146,248
Restructuring credit ....................................      (1,351)           0
Amortization of goodwill ................................           0        1,221
                                                            ---------    ---------
Total operating expenses ................................     536,720      543,495
                                                            ---------    ---------

Income from operations ..................................       5,612        5,800

Other income, principally interest ......................         698        1,098
Interest expense ........................................      (4,667)      (6,636)
                                                            ---------    ---------

Income before income taxes ..............................       1,643          262
Income tax provision ....................................       1,177          102
                                                            ---------    ---------
Income before minority interest .........................         466          160
Minority interest in net loss of consolidated subsidiary,
    net of income taxes of $22 ..........................          36            0
                                                            ---------    ---------
Net income ..............................................   $     502    $     160
                                                            =========    =========

Basic net income per share ..............................       $ .00        $ .00
                                                                =====        =====

Diluted net income per share ............................       $ .00        $ .00
                                                                =====        =====

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               Thirty-nine Weeks Ended
                                                                             November 2,     November 3,
(In thousands, except per-share amounts)                                        2002            2001
                                                                                ----            ----
Net sales ................................................................   $ 1,811,255     $ 1,346,756
                                                                             -----------     -----------

Cost of goods sold, buying, and occupancy expenses .......................     1,269,802         973,483
Selling, general, and administrative expenses ............................       458,870         324,489
Restructuring credit .....................................................        (1,351)              0
Amortization of goodwill .................................................             0           3,664
                                                                             -----------     -----------
Total operating expenses .................................................     1,727,321       1,301,636
                                                                             -----------     -----------

Income from operations ...................................................        83,934          45,120

Other income, principally interest .......................................         1,861           4,503
Interest expense .........................................................       (17,147)        (11,407)
                                                                             -----------     -----------

Income before income taxes and cumulative effect of accounting change ....        68,648          38,216
Income tax provision .....................................................        26,773          14,828
                                                                             -----------     -----------

Income before minority interest and cumulative effect of accounting change        41,875          23,388
Minority interest in net loss of consolidated subsidiary,
    net of income taxes of $301 ..........................................           487               0
                                                                             -----------     -----------

Income before cumulative effect of accounting change .....................        42,362          23,388
Cumulative effect of accounting change ...................................       (43,975)              0
                                                                             -----------     -----------
Net income (loss) ........................................................   $    (1,613)    $    23,388
                                                                             ===========     ===========

Basic net income (loss) per share:
Income before cumulative effect of accounting change .....................        $  .37           $ .22
Cumulative effect of accounting change ...................................          (.38)            .00
                                                                                  ------           -----
Net income (loss) ........................................................        $ (.01)          $ .22
                                                                                  ======           =====

Net income (loss) per share, assuming dilution:
Income before cumulative effect of accounting change .....................        $  .35           $ .22
Cumulative effect of accounting change ...................................          (.33)            .00
                                                                                  ------           -----
Net income (loss) ........................................................        $  .01(1)        $ .22
                                                                                  ======           =====

(1) Results do not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                 Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                               November 2,  November 3,   November 2,  November 3,
(In thousands)                                    2002         2001          2002         2001
                                                  ----         ----          ----        ----
Net income (loss) ...........................   $    502     $    160      $ (1,613)   $ 23,388
                                                --------     --------      --------    --------
Unrealized losses on available-for-sale
    securities, net of income taxes of $18,
    $0, $77, and $5, respectively ...........        (32)          (1)         (129)        (53)
Reclassification of realized losses on
    available-for-sale securities, net of
    income taxes of $0, $0, $0 and $(4),
    respectively ............................          0            0             0           6
Unamortized deferred loss on termination of
    derivative, net of income taxes of $621 .                                            (1,152)
Reclassification of amortization of deferred
    loss on termination of derivative, net of
    income taxes of $(47), $(46), $(139) and
    $(138), respectively ....................         85           85           256         256
                                                --------     --------      --------    --------
Total other comprehensive income (loss),
    net of taxes ............................         53           84           127        (943)
                                                --------     --------      --------    --------
Comprehensive income (loss) .................   $    555     $    244      $ (1,486)   $ 22,445
                                                ========     ========      ========    ========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Thirty-nine Weeks Ended
                                                              November 2,  November 3,
(In thousands)                                                   2002         2001
                                                                 ----         ----
Operating activities
Net income (loss) .........................................   $  (1,613)   $  23,388
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization .........................      58,263       43,982
    Cumulative effect of accounting change ................      43,975            0
    Loss (gain) from disposition of capital assets ........       2,667         (182)
    Capitalized interest on conversion of convertible notes       3,026            0
    Other, net ............................................        (547)         484
    Changes in operating assets and liabilities:
       Merchandise inventories ............................     (82,651)     (66,660)
       Accounts payable ...................................      72,417       29,001
       Prepayments and other ..............................      (1,500)     (10,245)
       Accrued expenses ...................................      20,864        2,101
       Income taxes payable ...............................      15,990        7,965
       Accrued restructuring costs ........................     (11,975)           0
                                                              ---------    ---------
Net cash provided by operating activities .................     118,916       29,834
                                                              ---------    ---------
Investing activities
Investment in capital assets ..............................     (64,575)     (48,369)
Proceeds from sales of capital assets .....................         801            0
Acquisition of Lane Bryant, Inc., net of cash acquired ....           0     (280,841)
Proceeds from sales of available-for-sale securities ......      15,973      105,931
Gross purchases of available-for-sale securities ..........     (31,193)     (31,866)
Decrease in other assets ..................................        (374)      (3,481)
                                                              ---------    ---------
Net cash used in investing activities .....................     (79,368)    (258,626)
                                                              ---------    ---------
Financing activities
Proceeds from short-term borrowings .......................     362,358      370,994
Repayments of short-term borrowings .......................    (390,460)    (218,491)
Proceeds from long-term borrowings ........................     164,000       85,950
Repayments of long-term borrowings ........................     (81,296)      (4,299)
Payments of deferred financing costs ......................      (5,491)      (7,541)
Purchases of treasury stock ...............................     (84,136)           0
Proceeds from exercise of stock options ...................       5,093        2,213
                                                              ---------    ---------
Net cash (used in) provided by financing activities .......     (29,932)     228,826
                                                              ---------    ---------
Increase in cash and cash equivalents .....................       9,616           34
Cash and cash equivalents, beginning of period ............      36,640       56,544
                                                              ---------    ---------
Cash and cash equivalents, end of period ..................   $  46,256    $  56,578
                                                              =========    =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes ....   $  92,131    $       0
                                                              =========    =========
Common stock issued for acquisition of Lane Bryant, Inc. ..   $       0    $  55,000
                                                              =========    =========
Equipment acquired through capital leases .................   $   2,850    $  12,650
                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of November 2, 2002, the condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except for a cumulative effect of accounting change and a restructuring credit) necessary to present fairly the financial position at November 2, 2002, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001, and cash flows for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 2, 2002 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2003" and "Fiscal 2002" refer to the Company's fiscal year ending February 1, 2003 and fiscal year ended February 2, 2002, respectively. The terms "the Company", "we", "us", and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


2.  Acquisition

     On August 16, 2001, we acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of Limited Brands, Inc. ("Limited Brands") (formerly The Limited, Inc.). The acquisition has been accounted for under the purchase method of accounting. The results of operations of Lane Bryant are included in our results of operations for the thirteen and thirty-nine weeks ended November 2, 2002. Our results of operations for the thirteen and thirty-nine weeks ended November 3, 2001 include the results of operations of Lane Bryant from the date of acquisition.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.  Acquisition (continued)

     The following unaudited pro forma results of operations for the thirteen and thirty-nine weeks ended November 3, 2001 are based on historical data, and give effect to our acquisition of Lane Bryant as if the acquisition had occurred on February 4, 2001. The pro forma information includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. Pro forma adjustments consist of additional depreciation from the step-up in value of property, equipment, and leasehold improvements acquired, additional amortization expense related to intangible assets acquired, additional interest expense and amortization of deferred financing costs related to debt incurred to finance the acquisition, and a reduction in interest income from the use of approximately $83,000,000 of our cash and cash equivalents to fund a portion of the acquisition.

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

                           Thirteen       Thirty-nine
                          Weeks Ended     Weeks Ended
                          November 3,     November 3,
(In thousands)               2001            2001
                             ----            ----
Net sales ...........      $574,037       $1,839,091
Net income (loss) ...          (800)          29,485

Net income per share:
    Basic ...........        $ (.01)           $ .26
    Diluted .........          (.01)             .26

     In connection with the acquisition of Lane Bryant, we recorded a liability of $4,640,000 for estimated costs related to an unfavorable service contract. During the first quarter of the current fiscal year, we finalized the contract and revised our estimate of costs related to the contract to $2,292,000, which resulted in a decrease in the goodwill recognized in connection with the Lane Bryant acquisition of $1,435,000, net of deferred income taxes of $913,000 . During the second quarter of the current fiscal year, we recorded a liability for severance in accordance with an agreement entered into with an affiliate of Limited Brands at the time of the acquisition to use the existing Lane Bryant distribution center and receive related distribution services on a transition basis, which resulted in an increase in Lane Bryant goodwill of $611,000, net of deferred income taxes of $389,000. During the third quarter of the current fiscal year, we reduced the acquisition value assigned to equipment and leasehold improvements in the existing Lane Bryant distribution center, which will be abandoned at the end of the transition period as a result of our acquisition of a replacement distribution center in White Marsh, Maryland, increased a liability for future claims related to Lane Bryant's pre-acquisition operations, and decreased deferred tax assets as a result of a correction of the effective tax rate used to determine deferred taxes related to certain assets acquired, which resulted in an increase in Lane Bryant goodwill of $3,715,000, including net deferred income taxes of $744,000.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3.  Trademarks and Other Intangible Assets

                                                     November 2,  February 2,
(In thousands)                                          2002         2002
                                                        ----         ----
Trademarks, tradenames, and internet domain names .   $168,800     $168,800
Customer lists and covenant not to compete ........      3,300        3,300
                                                      --------     --------
Total at cost .....................................    172,100      172,100
Less accumulated amortization of customer lists and
    covenant not to compete .......................        806          306
                                                      --------     --------
Net trademarks and other intangible assets ........   $171,294     $171,794
                                                      ========     ========


4.  Debt

Long-term debt:

                                              November 2,  February 2,
(In thousands)                                   2002         2002
                                                 ----         ----
4.75% Senior Convertible Notes due 2012 ....   $150,000     $      0
7.5% Convertible Subordinated Notes due 2006          0       96,047
Term loan due August 16, 2004 ..............          0       67,500
Capital lease obligations ..................     29,577       32,256
6.53% mortgage note ........................     14,000            0
7.77% mortgage note ........................     10,583       10,885
8.15% mortgage note ........................      4,048        4,908
7.5% mortgage note .........................      6,111        6,261
Other ......................................          0           13
                                               --------     --------
    Total long-term debt ...................    214,319      217,870
Less current portion .......................     11,711        9,379
                                               --------     --------
                                               $202,608     $208,491
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

     Net proceeds received from the issuance of the Senior Notes were $145,500,000. We used a portion of the net proceeds to repay in full our $67,500,000 term loan due August 16, 2004, $3,486,000 outstanding under our revolving credit facility, and $6,942,000 of the 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,740,000 shares of our common stock at a cost of $18,708,000. The remaining proceeds ($48,864,000) were invested in cash and cash equivalents pending their use toward the purchase of 9,525,993 shares of our common stock from Limited Brands (see "Note 6. Stockholders' Equity" below). In addition, we wrote off $951,000 of unamortized deferred financing costs related to the term loan. The write-off of the deferred financing costs has been included in continuing operations in the Consolidated Statements of Operations for the thirty-nine weeks ended November 2, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Note 11. Impact of Recent Accounting Pronouncements" below). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46. During the thirty-nine weeks ended November 2, 2002, $89,105,000 principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. Accrued interest expense of $3,026,000 on the Subordinated Notes that were converted has been reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6,942,000, were redeemed for $7,351,000, including the 2.5% redemption premium and accrued interest of $236,000 to the date of redemption. The redemption premium of $174,000 has been included in continuing operations in the Consolidated Statements of Operations for the thirty-nine weeks ended November 2, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Note 11. Impact of Recent Accounting Pronouncements" below).

     In October 2002, we borrowed $14,000,000 under a 6.53% mortgage note. The note has a ten-year term with 120 monthly installments of principal in the amount of $117,000 plus interest. The mortgage note is secured by land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland, which we acquired on September 24, 2002. The net proceeds were used to finance a substantial portion of the White Marsh acquisition.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  Accrued Restructuring Costs

     On January 28, 2002, we announced a restructuring plan, including a number of initiatives designed to position the Company for increased profitability and growth in the plus-size businesses. The major components of the plan included
(1) the closing of The Answer/Added Dimensions chain of 77 stores and the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, (2) the closing of 130 under-performing Fashion Bug stores, and (3) the conversion of 44 Fashion Bug store locations to Lane Bryant stores. The restructuring plan resulted in a pre-tax charge of $37,708,000 in the fourth quarter of Fiscal 2002. The restructuring charge included a $17,763,000 non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18,500,000 of anticipated payments to landlords for the early termination of existing store leases, $829,000 for severance costs, and $616,000 for sign removal and other costs. The fixtures and improvements have no alternative use or salvage value, and we expect to scrap them at the time the stores are closed.

     During the thirty-nine weeks ended November 2, 2002, we closed 97 Fashion Bug stores (including 33 stores to be converted to Lane Bryant stores) and 68 Catherine's/Added Dimensions stores, and converted 9 Added Dimensions stores to Catherine's stores, in connection with the restructuring plan. During the thirteen weeks ended November 2, 2002 we completed the closing and conversion of The Answer/Added Dimensions stores, and we recognized a pre-tax restructuring credit of $1,351,000. The restructuring credit was primarily a result of our ability to negotiate lease terminations and amendments on terms more favorable than our original estimates. We expect to substantially complete the remainder of the restructuring plan by the end of Fiscal 2003.

     The following is a summary of restructuring costs accrued in connection with the plan and amounts charged against the accrual during the thirty-nine weeks ended November 2, 2002:

                               Accrued At               Revision   Accrued At
                               February 2,              of Cost    November 2,
(In thousands)                    2002      Payments    Estimate      2002
                                  ----      --------    --------      ----
Lease terminations/amendments   $ 18,500    $ (9,880)   $ (1,351)   $  7,269
Severance ...................        829        (529)          0         300
Sign removal and other costs         429        (215)          0         214
                                --------    --------    --------    --------
                                $ 19,758    $(10,624)   $ (1,351)   $  7,783
                                ========    ========    ========    ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


6.  Stockholders' Equity

                                                                        Thirty-nine
                                                                        Weeks Ended
                                                                        November 2,
(In thousands)                                                             2002
                                                                           ----
Total stockholders' equity, beginning of period ......................   $ 549,802
Conversion of convertible notes ......................................      92,131
Purchases of treasury stock ..........................................     (84,136)
Net loss .............................................................      (1,613)
Exercises of stock options ...........................................       4,538
Amortization of deferred compensation expense ........................         927
Amortization of deferred loss on termination of derivative, net of tax         256
Unrealized losses on available-for-sale securities, net of tax .......        (129)
                                                                         ---------
Total stockholders' equity, end of period ............................   $ 561,776
                                                                         =========

     On August 28, 2002, we purchased 3,175,331 shares of our common stock from Limited Brands for $21,291,000 ($6.705 per share). On September 17, 2002, we purchased an additional 6,350,662 shares of our common stock from Limited Brands for $44,137,000 ($6.95 per share). We had previously issued 9,525,993 shares of our common stock to Limited Brands in connection with our acquisition of Lane Bryant in August 2001. During the thirty-nine weeks ended November 2, 2002, we also purchased an aggregate total of 2,740,000 shares of our common stock on the open market for $18,708,000 (an average cost of $6.828 per share). The transactions were financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes (see "Note 4. Debt" above). The purchased shares will be held as treasury shares.


7.  Derivative Financial Instruments

     We adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. During the fiscal year ended February 3, 2001 ("Fiscal 2001"), we terminated an interest rate swap agreement with a notional principal amount of $50,000,000. In accordance with SFAS No. 133, we recognized the deferred loss on termination of the swap as of February 4, 2001 ($1,152,000 net of a tax benefit of $621,000) in "Accumulated other comprehensive (loss) income" during the thirty-nine weeks ended November 3, 2001. We are amortizing the deferred loss to selling, general, and administrative expenses over the 44-month remaining life of the original swap period.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


8.  Customer Loyalty Card Program

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the thirteen weeks ended November 2, 2002 and November 3, 2001, we recognized revenues of $5,804,000 and $4,433,000, respectively, in connection with this program. During the thirty-nine weeks ended November 2, 2002 and November 3, 2001, we recognized revenues of $16,211,000 and $8,060,000, respectively, in connection with this program. As of December 1, 2002, no new cards will be issued under this program.


9.  Net Income Per Share

                                                  Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                November 2,  November 3,   November 2,  November 3,
(In thousands, except per-share amounts)           2002         2001          2002         2001
                                                   ----         ----          ----         ----
Basic weighted average common shares
    outstanding ..............................   115,605      109,579       114,322      104,067
Dilutive effect of assumed conversion of
    convertible notes ........................         0            0        15,813            0
Dilutive effect of stock options .............     1,006          964         1,867          989
                                                 -------      -------       -------      -------
Diluted weighted average common shares
    and equivalents outstanding ..............   116,611      110,543       132,002      105,056
                                                 =======      =======       =======      =======

Income before cumulative effect of
    accounting change ........................      $502         $160       $42,362      $23,388
Decrease in interest expense from assumed
    conversion of notes, net of income taxes .         0            0         3,556            0
                                                    ----         ----       -------      -------
Income before cumulative effect of
    accounting change used to determine
    diluted earnings per share ...............       502          160        45,918       23,388
Cumulative effect of accounting change .......         0            0       (43,975)           0
                                                    ----         ----       -------      -------
Net income used to determine diluted
    earnings per share .......................      $502         $160       $ 1,943      $23,388
                                                    ====         ====       =======      =======

Options with weighted average exercise price
    greater than market price, excluded from
    computation of diluted earnings per share:
    Number of shares .........................     4,910       6,417          1,008        5,593
    Weighted average exercise price per share      $7.58       $7.32         $11.23        $7.48

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

     In accordance with the transition provisions of SFAS No. 142, we tested the Catherine's goodwill for impairment. We determined that the carrying value of the Catherine's goodwill (including the value of intangible assets not separately accounted for) exceeded the estimated fair value of the Catherine's goodwill under SFAS No. 142. We determined the estimated fair value of the Catherine's goodwill using the present value of expected future cash flows associated with the Catherine's assets, and we recorded a write-down, which is not deductible for income tax purposes, of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. The write-down has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations for the thirty-nine weeks ended November 2, 2002. The calculation of the estimated fair value of the Catherine's goodwill required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



11.  Impact of Recent Accounting Pronouncements (continued)

     We adopted the provisions of SFAS No. 142 in full as of February 3, 2002. During the thirteen and thirty-nine weeks ended November 3, 2001, we recognized amortization of Catherine's goodwill of $1,221,000 and $3,664,000, respectively. Commencing February 3, 2002, we are no longer amortizing the Catherine's goodwill. In accordance with the provisions of SFAS No. 142, we will periodically review the value of the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant for impairment (see "Note 10. Cumulative Effect of Accounting Change" above).

     The pro forma effect of applying the non-amortization provisions of SFAS No. 142 for the thirteen and thirty-nine weeks ended November 3, 2001 is as follows:

                                                                     Thirteen    Thirty-nine
                                                                    Weeks Ended  Weeks Ended
                                                                    November 3,  November 3,
(In thousands)                                                         2001         2001
                                                                       ----         ----
Net income as reported ..........................................   $     160   $   23,388
Amortization of goodwill (1) ....................................       1,221        3,664
                                                                    ---------   ----------
Pro forma net income excluding goodwill amortization ............   $   1,381   $   27,052
                                                                    =========   ==========

Fully diluted net income per share as reported ..................       $ .00        $ .22
Pro forma per share effect of excluding goodwill amortization (1)         .01          .04
                                                                        -----        -----
Pro forma fully diluted net income per share ....................       $ .01        $ .26
                                                                        =====        =====
--------------------

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolves certain implementation issues related to SFAS No. 121. During the thirty-nine weeks ended November 2, 2002, we recorded a $2,700,000 write-down of under-performing assets related to our joint venture pursuant to SFAS No. 144. The amount of the write-down is the same as what would have been recorded under previously applicable accounting standards. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the thirteen and thirty-nine weeks ended November 2, 2002.

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

     On May 28, 2002 we repaid in full our $67,500,000 term loan due August 16, 2004. In connection with the repayment of the term loan, we wrote off $951,000 of unamortized deferred financing costs. On June 28, 2002, we redeemed $6,942,000 of our 7.5% Convertible Subordinated Notes due 2006 at a redemption premium of $174,000 (see "Note 4. Debt" above). In accordance with the early-application provisions of SFAS No. 145, we included the $951,000 write-off and the $174,000 redemption premium in income from continuing operations in the Consolidated Statements of Operations for the thirty-nine weeks ended November 2, 2002.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


12.  Subsequent Event

     We are in discussions with the Internal Revenue Service regarding a settlement of their audit of our corporate-owned life insurance ("COLI") program. In anticipation of the proposed settlement, we have reclassified $24,900,000 of deferred taxes from a long-term liability to a current liability. As part of the proposed settlement, we will surrender existing COLI policies, which have approximately $16,000,000 in cash value. We have reclassified the cash value of the policies from other non-current assets to other current assets. The estimated cash required to fund the settlement as proposed, after receipt of the proceeds from the surrender of the COLI policies, would be approximately $8,900,000, which would be funded from internally generated funds or borrowings under our credit facility. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that settlement will have a material impact on our financial condition or results of operations.

     In connection with the securitization of credit card receivables under our Fashion Bug proprietary credit card program, on November 22, 2002, we issued $100.0 million of five-year asset-backed certificates in a private placement, of which $80.0 million have been sold to investors to-date. To the extent that the remaining certificates are not sold, we will hold them as a retained interest. The weighted average fixed interest rate on the certificates is 4.68%. These certificates will replace an $83.5 million securitization series that is scheduled to mature during the quarter ended February 1, 2003.

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

o We may be unable to successfully integrate Lane Bryant into our current operating structure, and we currently rely on logistics services from Limited Brands, Inc. ("Limited Brands") with respect to our Lane Bryant stores.


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

     Our consolidated balance sheet as of February 2, 2002 included $87.2 million of goodwill related to the acquisition of Catherine's Stores Corporation ("Catherine's"). In accordance with the transition provisions of SFAS No. 142, we tested the Catherine's goodwill for impairment during the thirteen weeks ended August 3, 2002. We determined that the carrying value of the Catherine's goodwill (including the value of the intangible assets not separately accounted for) exceeded the estimated fair value of the Catherine's goodwill under SFAS No. 142. We determined the estimated fair value of the Catherine's goodwill using the present value of expected future cash flows associated with the Catherine's assets, and we recorded a write-down, which is not deductible for income tax purposes, of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. The write-down has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations for the thirty-nine weeks ended November 2, 2002. The calculation of the estimated fair value of the Catherine's goodwill required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

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


RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                       Percentage                            Percentage
                                                        Increase/                             Increase/
                               Thirteen Weeks Ended    (Decrease)  Thirty-nine Weeks Ended   (Decrease)
                             November 2,  November 3,  From Prior  November 2,  November 3,  From Prior
                                2002         2001        Period        2002         2001       Period
                                ----         ----        ------        ----         ----       ------
Net sales..................    100.0%        100.0%        (1.3)%     100.0%       100.0%        34.5%
Cost of goods sold,
    buying, and
    occupancy expenses.....     71.9          72.1         (1.6)       70.1         72.3         30.4
Selling, general, and
    administrative expenses     27.3          26.7          1.4        25.4         24.1         41.4
Restructuring credit.......      0.2           --           --          0.1          --           --
Amortization of goodwill...      --            0.2       (100.0)        --           0.2       (100.0)
Income from operations.....      1.0           1.0         (3.2)        4.6          3.4         86.0
Other income, principally
    interest...............      0.1           0.2        (36.4)        0.1          0.3        (58.7)
Interest expense...........      0.8           1.2        (29.7)        0.9          0.9         50.3
Income tax provision.......      0.2           0.0          --          1.5          1.1         80.6
Minority interest in net
    loss of subsidiary.....      --            --           --          --           --           --
Cumulative effect of
    accounting change......      --            --           --         (2.4)         --           --
Net income (loss)..........      0.1           0.0        213.8        (0.0)         1.7       (106.9)

     The following table sets forth our net sales by store brand:

                       Thirteen Weeks Ended     Thirty-nine Weeks Ended
                     November 2,  November 3,   November 2,  November 3,
(in millions)           2002         2001          2002         2001
                        ----         ----          ----         ----
Fashion Bug .......    $256.6       $265.3       $  867.1    $  860.7
Lane Bryant .......     205.0        191.2(1)       670.8       191.2(1)
Catherine's .......      79.8         92.2          270.6       293.7
Monsoon/Accessorize       0.9          0.6            2.8         1.2
                       ------       ------       --------    --------
Total net sales ...    $542.3       $549.3       $1,811.3    $1,346.8
                       ======       ======       ========    ========

--------------------
(1) Sales from date of acquisition on August 16, 2001.

     The following table sets forth certain additional information related to changes in our net sales:

                                           Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                         November 2,  November 3,   November 2,  November 3,
                                            2002         2001          2002         2001
                                            ----         ----          ----         ----
(Decrease) increase in comparable
       store sales (1):

       Fashion Bug.......................   (1)%         (7)%            0%         (6)%
       Catherine's.......................    1           (4)             0          (2)
       Lane Bryant.......................   (8)          --             (4)         --

Sales from new stores as a percentage
       of total prior-period sales:

       Fashion Bug.......................    3            5              3           6
       Catherine's.......................    2            2              2           3
       Lane Bryant.......................    2           53             35          16

Prior-period sales from closed stores
       as a percentage of total prior-
       period sales:

       Fashion Bug.......................   (3)          (3)            (3)         (3)
       Catherine's.......................   (4)          (1)            (4)         (4)
       Lane Bryant.......................   (1)          --              0          --

Increase (decrease) in total sales.......   (1)          51             34          15

--------------------
(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation. Comparable store sales for Lane Bryant are based on historical data, giving effect to our acquisition of Lane Bryant as if it had occurred on February 4, 2001.


Comparison of Thirteen Weeks Ended November 2, 2002 and November 3, 2001

Net Sales

     Net sales were $542.3 million for the quarter ended November 2, 2002 ("Fiscal 2003 Third Quarter"), a decrease of 1.3% from net sales of $549.3 million for the quarter ended November 3, 2001 ("Fiscal 2002 Third Quarter"). The number of retail stores in operation at the end of the Fiscal 2003 Third Quarter was 2,340 stores, compared to 2,495 stores at the end of the Fiscal 2002 Third Quarter. We experienced a year-over-year decrease in overall comparable store sales of 4%. The decrease in sales was due primarily to negative results at our Lane Bryant chain. Lane Bryant stores had comparable store sales decreases in sweaters, denim, and intimate apparel. In particular, the Lane Bryant chain experienced poor customer acceptance of, and fit and quality issues with, certain of its products during the Fiscal 2003 Third Quarter, resulting in higher levels of promotional pricing. In addition, certain basic products were under-inventoried, resulting in missed sales opportunities. Due to product lead times, these issues are expected to negatively impact Lane Bryant results for the quarter ending February 1, 2003 ("Fiscal 2003 Fourth Quarter") and could negatively impact Lane Bryant results for the quarter ending May 3, 2003 ("Fiscal 2004 First Quarter") and the quarter ending August 2, 2003 ("Fiscal 2004 Second Quarter"). Fashion Bug stores experienced comparable store sales decreases in missy sportswear, dresses, coats, and intimate apparel, which were partially offset by increases in plus sportswear and accessories. For Catherine's Stores, comparable store sales increases in casual sportswear and dresses, intimate apparel, and jewelry were partially offset by declines in career sportswear.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. We recognized $5.8 million of revenues in the Fiscal 2003 Third Quarter and $4.4 million of revenues in the Fiscal 2002 Third Quarter in connection with this program. As of December 1, 2002, no new cards will be issued under this program.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $389.7 million in the Fiscal 2003 Third Quarter, a decrease of 1.6% from $396.0 million in the Fiscal 2002 Third Quarter, principally reflecting the decrease in net sales. As a percentage of net sales, these costs decreased 0.2% in the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter.

     Cost of goods sold as a percentage of net sales decreased 1.7% in the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter. The decrease was a result of higher merchandise margins in all of our chains, due primarily to improved inventory control as compared to the prior year and benefits from our store restructuring program. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 1.5% in the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative overall comparable store sales. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $148.3 million in the Fiscal 2003 Third Quarter, an increase of 1.4% from $146.2 million in the Fiscal 2002 Third Quarter. As a percentage of net sales, these costs increased by 0.6% in the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter. Selling expenses as a percentage of sales for the Fiscal 2003 Third Quarter were unchanged from the prior-year period. General and administrative expenses increased 0.6% as a percentage of sales, primarily as a result of the lack of leverage from negative comparable store sales. During the Fiscal 2003 Third Quarter, we completed the integration of the Lane Bryant management information systems, which we expect to result in future cost synergies for the Company.

Restructuring Credit

     During the Fiscal 2003 Third Quarter, we completed the closing and conversion of The Answer/ Added Dimensions stores, and we recognized a pre-tax restructuring credit of $1.4 million (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Accrued Restructuring Costs" above). The restructuring credit was primarily a result of our ability to negotiate lease terminations and amendments on terms more favorable than our original estimates.

Amortization of Goodwill

     We recognized $1.2 million of amortization of goodwill during the Fiscal 2002 Third Quarter related to the Catherine's acquisition. We adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of February 3, 2002, and we are no longer amortizing the Catherine's goodwill. However, the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant are subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142 (see "CRITICAL ACCOUNTING POLICIES" above and "Comparison of Thirty-nine Weeks Ended November 2, 2002 and November 3, 2001; Cumulative Effect of Accounting Change" below).

Other Income

     Other income was $0.7 million in the Fiscal 2003 Third Quarter, a decrease of 36.4% from $1.1 million in the Fiscal 2002 Third Quarter. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of a decrease in the average yield on investments during the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter.

Interest Expense

     Interest expense was $4.7 million in the Fiscal 2003 Third Quarter, a decrease of 29.7% from $6.6 million in the Fiscal 2002 Third Quarter. The decrease was the result of both lower interest rates on borrowings and reduced levels of borrowings in the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter. During Fiscal 2003, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 4. Debt" above and "FINANCING" below).

Income Tax Provision

     The income tax provision for the Fiscal 2003 Third Quarter was $1.2 million, resulting in a 71.6% effective tax rate, as compared to an income tax provision for the Fiscal 2002 Third Quarter of $0.1 million, resulting in a 38.9% effective tax rate. During the Fiscal 2003 Third Quarter we increased the estimated effective tax rate for Fiscal 2003 from 38.2% to 39.0%. This increase in the effective tax rate is a result of the effect of unfavorable net permanent differences between book income and taxable income on our reduced estimate of Fiscal 2003 pre-tax income. The impact of the change in estimate on a relatively small pre-tax income in the Fiscal 2003 Third Quarter resulted in the high effective tax rate for the quarter.

Comparison of Thirty-nine Weeks Ended November 2, 2002 and November 3, 2001

Net Sales

     Net sales were $1,811.3 million for the thirty-nine weeks ended November 2, 2002 ("first three quarters of Fiscal 2003"), an increase of 34.5% from net sales of $1,346.8 million for the thirty-nine weeks ended November 3, 2001 ("first three quarters of Fiscal 2002"), primarily due to our acquisition of Lane Bryant in August 2001. Including Lane Bryant comparable store sales on a pro forma basis, overall comparable store sales decreased 1% from the prior-year period. Lane Bryant stores had comparable store sales decreases in sweaters, denim, and intimate apparel. In particular, the Lane Bryant chain experienced poor customer acceptance of, and fit and quality issues with, certain of its products during the Fiscal 2003 Third Quarter, resulting in higher levels of promotional pricing. In addition, certain basic products were under-inventoried, resulting in missed sales opportunities. Due to product lead times, these issues are expected to negatively impact Lane Bryant results for the Fiscal 2003 Fourth Quarter and could negatively impact results for the Fiscal 2004 First Quarter and Fiscal 2004 Second Quarter. For Fashion Bug stores, comparable store sales increases in junior and plus sportswear, footwear, and accessories were offset by declines in missy sportswear, dresses, coats, and intimate apparel. For Catherine's Stores, comparable store sales increases in casual sportswear were offset by declines in other merchandise categories. During the current year, we discontinued the Added Dimensions chain, closed the remaining stores in the chain, and liquidated the remaining Added Dimensions store inventory.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. We recognized $16.2 million of revenues in the first three quarters of Fiscal 2003 and $8.1 million of revenues in the first three quarters of Fiscal 2002 in connection with this program. As of December 1, 2002, no new cards will be issued under this program.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $1,269.8 million in the first three quarters of Fiscal 2003, an increase of 30.4% from $973.5 million in the first three quarters of Fiscal 2002, principally reflecting the increase in net sales. As a percentage of net sales, these costs decreased 2.2% in the first three quarters of Fiscal 2003 as compared to the first three quarters of Fiscal 2002.

     Cost of goods sold as a percentage of net sales decreased 3.6% in the first three quarters of Fiscal 2003 as compared to the first three quarters of Fiscal 2002. The higher merchandise margins reflected the addition of the Lane Bryant chain, improved gross margins and inventory controls in all chains, and benefits from our store closing initiative. During the Fiscal 2003 Second Quarter, markdowns taken in connection with the liquidation of the Added Dimensions inventories were offset by $3.0 million of costs accrued during the fourth quarter of Fiscal 2002 related to the valuation of inventory for stores to be closed as the result of our restructuring plan. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 1.4% in the first three quarters of Fiscal 2003 as compared to the first three quarters of Fiscal 2002. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative comparable store sales. Relatively higher occupancy expenses for the Lane Bryant stores and a $2.7 million write-down of under-performing assets related to our joint venture also contributed to the increase in buying and occupancy expenses as a percentage of net sales. Buying expenses for the first three quarters of Fiscal 2003, as a percentage of net sales, were unchanged from the comparable prior-year period. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $458.9 million in the first three quarters of Fiscal 2003, an increase of 41.4% from $324.5 million in the first three quarters of Fiscal 2002, principally reflecting the acquisition of Lane Bryant. As a percentage of net sales, these costs increased by 1.3% in the first three quarters of Fiscal 2003 as compared to the first three quarters of Fiscal 2002. Selling expenses increased 0.6% as a percentage of sales. The increase was attributable to a number of factors, including higher store payroll and benefits costs, new point-of-sales systems at Fashion Bug, and an increase in direct marketing expenses in the Catherine's and Lane Bryant chains. Credit income (a component of selling expenses) decreased in the first three quarters of Fiscal 2003 as a result of increased credit losses and higher operating costs with respect to our Fashion Bug proprietary credit card program. General and administrative expenses increased 0.7% as a percentage of sales, primarily as a result of accruals for employee benefit costs, costs associated with transitional service agreements related to the Lane Bryant acquisition, and the lack of leverage on fixed costs, particularly at Lane Bryant.

Restructuring Credit

     During the Fiscal 2003 Third Quarter, we completed the closing and conversion of The Answer/ Added Dimensions stores, and we recognized a pre-tax restructuring credit of $1.4 million (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Accrued Restructuring Costs" above). The restructuring credit was primarily a result of our ability to negotiate lease terminations and amendments on terms more favorable than our original estimates.

Amortization of Goodwill

     We recognized $3.7 million of amortization of goodwill during the first three quarters of Fiscal 2002 related to the Catherine's acquisition. We adopted the provisions of SFAS No. 142 as of February 3, 2002, and we are no longer amortizing the Catherine's goodwill. However, the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant are subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142 (see "Cumulative Effect of Accounting Change" below).

Other Income

     Other income was $1.9 million in the first three quarters of Fiscal 2003, a decrease of 58.7% from $4.5 million in the first three quarters of Fiscal 2002. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of a decrease in the average yield on investments during the first three quarters of Fiscal 2003 as compared to the first three quarters of Fiscal 2002.

Interest Expense

     Interest expense was $17.1 million in the first three quarters of Fiscal 2003, an increase of 50.3% from $11.4 million in the first three quarters of Fiscal 2002. This increase was primarily the result of short-term and long-term borrowings incurred in connection with the Lane Bryant acquisition, and to a lesser extent, the result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases. In addition, we wrote off $951 thousand of unamortized deferred financing costs related to our $67.5 million term loan which was repaid during the period (see "FINANCING" below), which resulted in additional interest expense in the current-year period. These increases were partially offset by reduced interest expense in the Fiscal 2003 Third Quarter as compared to the Fiscal 2002 Third Quarter as a result of relatively lower interest rates on borrowings and reduced levels of borrowings. During Fiscal 2003, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited);
Note 4. Debt" above and "FINANCING" below).

Income Tax Provision

     The income tax provision for the first three quarters of Fiscal 2003 was $26.8 million, resulting in a 39.0% effective tax rate, as compared to an income tax provision for the first three quarters of Fiscal 2002 of $14.8 million, resulting in a 38.8% effective tax rate. During the Fiscal 2003 Third Quarter, we increased the estimated effective tax rate for Fiscal 2003 from 38.2% to 39.0%. This increase in the effective tax rate is a result of the effect of unfavorable net permanent differences between book income and taxable income on our reduced estimate of Fiscal 2003 pre-tax income.

Cumulative Effect of Accounting Change

     We adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" in full as of February 3, 2002. In accordance with the transition provisions of SFAS No. 142, we tested the Catherine's goodwill for impairment during the thirteen weeks ended August 3, 2002, and recorded a write-down of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The write-down has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations for the thirty-nine weeks ended November 2, 2002 (see "CRITICAL ACCOUNTING POLICIES" above).


RECENT DEVELOPMENTS

     On August 28, 2002, we purchased 3,175,331 shares of our common stock from Limited Brands for $21.3 million ($6.705 per share). On September 17, 2002, we purchased an additional 6,350,662 shares of our common stock from Limited Brands for $44.1 million ($6.95 per share). The transactions were financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes (see "FINANCING" below). We had previously issued 9,525,993 shares of our common stock to Limited Brands in connection with our acquisition of Lane Bryant in August 2001. The purchased shares will be held as treasury shares.

     On September 24, 2002, we acquired a 392,500 square foot distribution center on 29 acres of land in White Marsh, Maryland at a cost of $17.3 million. This distribution center will replace our existing Lane Bryant distribution center in Columbus, Ohio, which we are using under an agreement with an affiliate of Limited Brands. In connection with our acquisition of Lane Bryant from Limited Brands in August 2001, we entered into an agreement with an affiliate of Limited Brands to use the Ohio distribution center and receive related distribution services on a transition basis through August 2004, with the right to terminate the services earlier upon notice. We expect the White Marsh facility to have sufficient capacity to service the entire chain of Lane Bryant stores. We expect to incur approximately $10.0 million of additional capital expenditures over the next nine to twelve months for equipment for, and improvements to, the facility. We have received a commitment to finance the majority of these additional capital expenditures through a capital lease arrangement.

     In October 2002, we borrowed $14.0 million under a 6.53% mortgage note. The note has a ten-year term with 120 monthly installments of principal in the amount of $117 thousand plus interest. The mortgage note is secured by land, a building, and certain fixtures at the White Marsh, Maryland distribution center. The net proceeds were used to finance a substantial portion of the White Marsh acquisition.

     In connection with the securitization of credit card receivables under our Fashion Bug proprietary credit card program, on November 22, 2002, we issued $100.0 million of five-year asset-backed certificates in a private placement, of which $80.0 million have been sold to investors to date. To the extent that the remaining certificates are not sold, we will hold them as a retained interest. The weighted average fixed interest rate on the certificates is 4.68%. These certificates will replace an $83.5 million securitization series that is scheduled to mature during the quarter ended February 1, 2003.

     We are in discussions with the Internal Revenue Service regarding a settlement of their audit of our corporate-owned life insurance ("COLI") program. In anticipation of the proposed settlement, we have reclassified $24.9 million of deferred taxes from a long-term liability to a current liability. As part of the proposed settlement, we will surrender COLI policies, which have approximately $16.0 million in cash value. We have reclassified the cash value of the policies from other non-current assets to other current assets. The estimated cash required to fund the settlement as proposed, after receipt of the proceeds from the surrender of the COLI policies, would be approximately $8.9 million, which would be funded from internally generated funds or borrowings under our credit facility. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that settlement will have a material impact on our financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facility.

     The following table highlights certain information related to our liquidity and capital resources:

                                         November 2,        February 2,
(Dollars in thousands)                      2002               2002
                                            ----               ----
Cash and cash equivalents.............   $  46,256          $  36,640
Available-for-sale securities.........      85,380             70,366
Working capital.......................     157,940            145,047
Current ratio.........................         1.4                1.4
Long-term debt to equity ratio........        36.1%              37.9%

     Our net cash provided by operating activities was $118.9 million for the first three quarters of Fiscal 2003, as compared to $29.8 million for the first three quarters of Fiscal 2002. The increase was primarily a result of an increase in net income before a non-cash write-down of goodwill and non-cash charges for depreciation and amortization, a decrease in prepaid expenses, and increases in accrued expenses and income taxes payable. In addition, our investment in inventories, net of accounts payable, decreased during the first three quarters of Fiscal 2003 as compared to the first three quarters of Fiscal 2002 as a result of inventory management initiatives and improved vendor terms from conforming Lane Bryant's vendor terms to our corporate terms. These changes were partially offset by a $12.0 million decrease in accrued restructuring costs during the first three quarters of Fiscal 2003.

     Our capital expenditures were $64.6 million during the first three quarters of Fiscal 2003. In addition, we acquired $2.9 million of point-of-sale equipment under capital leases. During the remainder of Fiscal 2003, we anticipate incurring additional capital expenditures of approximately $10.0-$15.0 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds. During the Fiscal 2003 Third Quarter, we acquired a 392,500 square foot distribution center in White Marsh, Maryland to replace our existing Lane Bryant distribution center in Columbus, Ohio for $17.3 million (see "RECENT DEVELOPMENTS" above). In addition to the $10.0-$15.0 million of capital expenditures discussed above, we expect to incur approximately $10.0 million of capital expenditures over the next nine to twelve months for equipment for, and improvements to, the White Marsh facility. We have received a commitment to finance the majority of these additional capital expenditures through a capital lease arrangement.

     We plan to close 73 Fashion Bug stores during the remainder of Fiscal 2003, including 7 stores which will be converted to Lane Bryant stores. We do not plan to open any additional stores during the remainder of Fiscal 2003. During the first three quarters of Fiscal 2003, we closed 97 Fashion Bug stores (including 33 stores which will be converted to Lane Bryant stores) and 68 Catherine's/Added Dimensions stores, and converted 9 Added Dimensions stores to Catherine's stores, in connection with our restructuring plan (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Accrued Restructuring Costs" above).

     The following table sets forth information with respect to store activity for the first three quarters of Fiscal 2003:

                                                   Catherine's/
                                Fashion    Lane       Added       Monsoon/
                                  Bug     Bryant   Dimensions    Accessorize
                                 Stores   Stores     Stores        Stores       Total
                                 ------   ------     ------        ------       -----
Stores at February 2, 2002......  1,252      647       538            9         2,446
                                  -----      ---       ---           --         -----

Stores opened...................      7       27        24            1            59
Stores converted................    (33)      33         0(1)                       0
Stores closed...................    (67)     (11)      (87)           0          (165)
                                  -----      ---       ---           --         -----
Net change in stores............    (93)      49       (63)           1          (106)
                                  -----      ---       ---           --         -----

Stores at November 2, 2002......  1,159      696       475           10         2,340
                                  =====      ===       ===           ==         =====

Stores relocated during period..     17        4        11                         32
Stores remodeled during period..      4        5         8                         17

--------------------
(1) During the first three quarters of Fiscal 2003, 9 Added Dimensions stores were converted to Catherine's stores.

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

     We securitized $268.5 million of credit card receivables during the first three quarters of Fiscal 2003 and had $293.7 million of securitized credit card receivables outstanding as of November 2, 2002. We held retained interests in our securitizations of $51.6 million as of November 2, 2002, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, we have repurchased only a small amount of receivables pursuant to this obligation.

     On November 22, 2002, we issued $100.0 million of new five-year asset-backed certificates in a private placement, of which $80.0 million have been sold to investors to-date. To the extent that the remaining certificates are not sold, we will hold them as a retained interest. The weighted average fixed interest rate on the certificates is 4.68%. These certificates will replace an $83.5 million securitization series that is scheduled to mature during the quarter ended February 1, 2003.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At November 2, 2002, Charming Shoppes Receivables Corp. held $40.2 million of Charming Shoppes Master Trust Certificates and Charming Shoppes Seller, Inc. held retained interests of $1.2 million (which are included in the $51.6 million of retained interests we held at November 2, 2002). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to require additional enhancement from proceeds within the trust that would otherwise be available to be paid to us with respect to our subordinated interests. Specifically, if either the trust or we fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. During Fiscal 2002, credit card receivable credit loss percentages exceeded a specified threshold percentage, which obligated the trust to accumulate $9.5 million into such an enhancement account. As of November 2, 2002, the Charming Shoppes Master Trust had all of the $9.5 million segregated for such additional enhancement purposes. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. The $9.5 million in the enhancement accounts is classified as "available-for-sale securities" in current assets as of November 2, 2002. We do not expect the requirement to materially affect our liquidity or results of operations. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants. These representations, warranties, covenants, and related indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

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


FINANCING

     As of November 2, 2002, we had a $300.0 million revolving credit facility, which provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise. As of November 2, 2002, there were $26.2 million of borrowings outstanding under the revolving credit facility. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, and can be renewed for an additional year at our option.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of November 2, 2002, the interest rate on outstanding borrowings under the facility was 4.75%.

     The credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). As of November 2, 2002, we were not in violation of any of the covenants included in the credit facility.

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

     Net proceeds received from the issuance of the Senior Notes were $145.5 million. We used a portion of the net proceeds to repay in full our $67.5 million term loan due August 16, 2004, $3.5 million outstanding under our revolving credit facility, and $6.9 million of the 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,675,000 shares of our common stock at a cost of $18.3 million. The remaining proceeds ($49.3 million) were invested in cash and cash equivalents pending their use for the purchase of 9,525,993 shares of our common stock from Limited Brands (see "RECENT DEVELOPMENTS" above). In addition, we wrote off $951 thousand of unamortized deferred financing costs related to the term loan. The write-off of the deferred financing costs has been included in continuing operations in the Consolidated Statements of Operations for the thirty-nine weeks ended November, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 11. Impact of Recent Accounting Pronouncements" above). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest up to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46. During the thirty-nine weeks ended November 2, 2002, $89.1 million principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. Accrued interest expense of $3.0 million on the Subordinated Notes that were converted has been reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6.9 million, were redeemed for $7.4 million, including the 2.5% redemption premium and accrued interest of $236 thousand to the date of redemption. The redemption premium of $174 thousand has been included in continuing operations in the Consolidated Statements of Operations for the thirty-nine weeks ended November 2, 2002, in accordance with the early-application provisions of SFAS No. 145 (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 11. Impact of Recent Accounting Pronouncements" above).


MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The floating rate index on all of the certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of November 2, 2002, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2003, an increase of approximately $200 thousand in selling, general, and administrative expenses would result.

     As of November 2, 2002, there were $26.2 million of borrowings outstanding under our revolving credit facility. These borrowings are exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 11. Impact of Recent Accounting Pronouncements" above.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; MARKET RISK," above.


Item 4.  Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate and in such a manner as to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, which is made up of several key management employees and reports directly to the CEO and CFO, to centralize and enhance these controls and procedures and assist our management, including our CEO and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

     Within the 90-day period prior to the filing of this report on Form 10-Q (the "Evaluation Date"), an evaluation was carried out by the Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Furthermore, there have been no significant changes in our internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in internal controls) that could significantly affect those controls subsequent to the date of their most recent evaluation.

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

     Lane Bryant is currently investigating whether the case would be appropriate for class treatment. Lane Bryant will vigorously and aggressively oppose class certification and the merits of the class case should it be certified, or the individual case should it not be certified. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that the case will have a material impact on our financial condition or results of operations.

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

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2)

4.1 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1)

4.2 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2)

4.3 Amendment No. 4, dated September 23, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI

     Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

10.1 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1.

10.2 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-2 Certificate Purchase Agreement, dated as of November 22, 2002.

10.3 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein.

10.4 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein.

10.5 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder.

10.6 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distibution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.

     (b) Reports on Form 8-K

     On August 21, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" an excerpt of financial information included in the text of a press release we issued on August 20, 2002, announcing our earnings and sales for the second quarter ended August 3, 2002 and the recording of the cumulative effect of an accounting change related to the adoption of FAS 142, "Goodwill and Other Intangible Assets."

     On October 8, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" the text of a press release we issued on October 8, 2002, reporting our comparable store sales results for the five weeks ended October 5, 2002 and re-projected earnings guidance for the remainder of Fiscal 2003, in conjunction with a scheduled presentation at the McDonald Investments 2002 Consumer Growth Conference.

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      December 13, 2002               /S/DORRIT J. BERN
                                           -----------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      December 13, 2002               /S/ERIC M. SPECTER
                                           ------------------
                                           Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      December 13, 2002           /S/DORRIT J. BERN
                                       -----------------
                                       Dorrit J. Bern
                                       Chairman of the Board
                                       President and Principal Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      December 13, 2002           /S/ERIC M. SPECTER
                                       ------------------
                                       Eric M. Specter
                                       Executive Vice President
                                       Principal Financial Officer

                                  Exhibit Index

Exhibit No.    Item
-----------    ----

3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 3.1)

3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 3.2)

4.1 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1)

4.2 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2)

4.3 Amendment No. 4, dated September 23, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

10.1 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1.

10.2 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-2 Certificate Purchase Agreement, dated as of November 22, 2002.

10.3 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein.

10.4 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein.

10.5 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder.

10.6 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distibution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.