Form 10-K
period 2003-02-01
CHARMING SHOPPES INC
filed 2003-04-21
CIK 19353

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 2003

                                       OR

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

                              Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] YES [ ] NO

     The aggregate market value of the outstanding common stock held by non-affiliates as of August 3, 2002 (the last day of the registrant's most recently completed second fiscal quarter), based on the closing price on August 2, 2002, was approximately $761,588,000.

     As of April 1, 2003, 112,940,265 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference herein from the registrant's definitive proxy statement for its annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

================================================================================

                             CHARMING SHOPPES, INC.
                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                      Page
Item 1    Business
          General.........................................................    1
          Stores..........................................................    2
          Merchandising and Buying........................................    4
          Marketing and Promotions........................................    5
          Proprietary Credit Card Programs................................    5
          Sourcing........................................................    6
          Distribution and Logistics......................................    6
          Competition.....................................................    7
          Monsoon and Accessorize Joint Venture...........................    7
          Employees.......................................................    7
          Trademarks and Servicemarks.....................................    8
          Executive Offices...............................................    8
          Available Information...........................................    8
Item 2    Properties......................................................    9
Item 3    Legal Proceedings...............................................   10
Item 4    Submission of Matters to a Vote of Security Holders.............   10
Additional Part I Information - Our Executive Officers....................   11

PART II
Item 5    Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................   12
Item 6    Selected Financial Data.........................................   13
Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   15
          Forward-Looking Statements......................................   15
          Critical Accounting Policies....................................   17
          Results of Operations...........................................   23
          Recent Developments.............................................   30
          Financial Condition.............................................   31
          Market Risk.....................................................   38
          Impact of Recent Accounting Pronouncements......................   39
Item 7A   Quantitative and Qualitative Disclosures About Market Risk......   39
Item 8    Financial Statements and Supplementary Data.....................   40
Item 9    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.....................................   78

PART III
Item 10   Directors and Executive Officers of the Registrant..............   79
Item 11   Executive Compensation..........................................   79
Item 12   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..............................   79
Item 13   Certain Relationships and Related Transactions..................   79
Item 14   Controls and Procedures.........................................   79

PART IV
Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K.   81

SIGNATURES................................................................   90

CERTIFICATIONS............................................................   91

                                     PART I


Item 1.  Business

General

     We are a leading specialty apparel retailer primarily focused on plus-size women's apparel through our three distinct brands: Lane Bryant, Fashion Bug, and Catherine's Plus Sizes. During Fiscal 2003, the sale of plus-size apparel represented approximately 72% of our total net sales. We anticipate that this percentage will approach 74% during Fiscal 2004. Through our fashion content, store layouts, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural profiles. As of February 1, 2003, we operated 2,248 stores in 48 states.

     In the late 1990's, our management team initiated a strategic plan aimed at capitalizing on the anticipated growth in the market for plus-size women's apparel. We began this process by increasing the floor space allocated to plus-size apparel in our Fashion Bug stores. In August 1999, we acquired the Modern Woman chain of 136 stores in 22 states, which specialized in plus-size women's apparel. In January 2000, we acquired the Catherine's chain of stores, which operated 436 stores in 40 states and the District of Columbia, and also specialized in plus-size women's apparel. We have since closed or converted all of the original Modern Woman stores into Catherine's stores. In August 2001, we acquired Lane Bryant, Inc., which operated 651 stores across the United States. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary branded labels. The acquisition of Lane Bryant significantly accelerated our long-term growth strategy of becoming a leader in the sale of plus-size women's apparel.

     Each of our brands is designed to attract a distinct customer:

          Lane Bryant. Lane Bryant is a widely recognized name in plus-size fashion. Through private labels, such as VENEZIA JEANS CLOTHING CO.(R) and CACIQUE(R) (a line of intimate apparel), Lane Bryant offers fashionable and sophisticated clothes in plus-sizes 14 - 28. Lane Bryant has a loyal customer base, generally ranging in age from 18 to 54 years old, that shops for fashionable merchandise in the moderate price range. Primarily a mall-based destination store for the plus-size woman, Lane Bryant currently operates 689 stores in 46 states that average approximately 6,100 square feet. In March 2003, we began e-commerce operations on our Lane Bryant website.

          Fashion Bug and Fashion Bug Plus. Fashion Bug and Fashion Bug Plus stores specialize in selling a wide variety of plus-size, misses and junior sportswear, dresses, coats, intimate apparel, accessories, and casual footwear. Fashion Bug customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range. Our 1,083 Fashion Bug stores are located in 45 states, primarily in strip shopping centers, and average approximately 9,000 square feet.

          Catherine's Plus Sizes. Catherine's specializes in plus-sizes and is particularly known for extended sizes (over size 28) and petite plus-sizes. Catherine's offers classic apparel and accessories for career and casual lifestyles in a one-on-one selling environment. Catherine's customers generally range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value when purchasing clothes. Our 467 Catherine's stores are located in 45 states, primarily in strip shopping centers in the Southeast, Mid-Atlantic, and Eastern Central regions of the United

     States, and average approximately 4,100 square feet. In March 2002, we began e-commerce operations on our Catherine's website.

     On January 28, 2002, we announced a restructuring plan that included a number of initiatives designed to position our business for increased profitability and growth. The major components of this plan included: the closing of our The Answer/Added Dimensions chain, including the conversion of certain Added Dimensions stores to Catherine's stores; the closing of certain under-performing Fashion Bug stores; and the conversion of certain Fashion Bug store locations to Lane Bryant stores.

     The Answer/Added Dimensions chain, which we acquired as part of the Catherine's transaction in January 2000, operated 77 plus-size stores in 21 states, concentrated in the Southeast and the Northeast. The square footage for the chain was approximately 300,000 square feet, which was approximately 2% of the total square footage under lease for all our stores. We completed these store closings and conversions by the end of the third quarter of Fiscal 2003.

     We also completed our restructuring plan for our Fashion Bug stores during Fiscal 2003. We closed 124 under-performing Fashion Bug stores, resulting in a reduction of 1.1 million square feet, or 6% of total square footage under lease for all of our stores. The locations are dispersed throughout the country, and do not significantly represent any one geographic region. We also converted 30 Fashion Bug stores to the Lane Bryant format.

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize efficiencies available to us, in order to improve our profitability. We expect this cost reduction plan to improve annualized pre-tax earnings by approximately $45 million, with an improvement of approximately $18 million in pre-tax earnings during Fiscal 2004. We expect that the full annual pre-tax benefit of $45 million will first be realized during the fiscal year ending January 30, 2005. Execution of the cost reduction plan is expected to result in a pre-tax charge of approximately $10 - 12 million in Fiscal 2004. Components of the charge include a $7 - $8 million non-cash charge, primarily for the write-down of distribution center fixed assets, and $3 - $4 million of cash items, primarily related to severance as a result of a reduction in work force. We expect the execution of the plan to have no material after-tax cash impact. Further details of the plan are included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" below.

Stores

     Our 2,248 stores (as of February 1, 2003) are primarily located in suburban areas and small towns. Approximately 65% of these stores are located in strip shopping centers, while the balance are located in community and regional malls. The majority of our Fashion Bug and Catherine's stores are strip-center based. Most of our Lane Bryant stores are in malls. Over the past few years, Lane Bryant has expanded into strip centers, and has demonstrated success in strip center locations.

     We believe that our customers visit strip shopping centers frequently as a result of the tenant mix and convenience of strip shopping centers. Our long-term store growth plans are to aggressively expand both Lane Bryant and Catherine's into additional strip center locations. Availability of strip center retail space continues to significantly outpace mall expansion. In addition, we benefit in strip centers from substantially lower occupancy costs as compared to occupancy costs in malls.

     Our merchandise displays enable our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. We relocate or remodel our stores as appropriate to convey a fresh and contemporary shopping environment. We frequently test and implement new store designs and fixture packages aimed at providing an effective merchandise presentation. In particular, we intend, on a targeted basis, to continue remodeling certain of our Fashion Bug stores to present a bright, well-defined, easy to shop layout. In addition, we emphasize customer service, including the presence of helpful salespeople in the stores, layaway plans, and acceptance of merchandise returns for cash or credit within a reasonable time period. Typically, our stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

     We continue to seek additional new locations that meet our financial and operational objectives. We currently plan to open 50 - 55 stores during Fiscal 2004. The breakdown by brand is approximately: 35 Lane Bryant stores (excluding conversions), 15 Catherine's stores, and 3 Fashion Bug stores. Additionally, we currently plan to remodel approximately 30 stores and relocate 55 - 70 stores during Fiscal 2004.

     Our store openings and closings and number of locations over the past five fiscal years are set forth in the following table:

                                                                     Fiscal Year Ended
                                                 Feb. 1,     Feb. 2,       Feb. 3,      Jan. 29,    Jan. 30,
                                                  2003        2002          2001          2000        1999
                                                  ----        ----          ----          ----        ----
Store Activity:
Number of stores open at beginning of period..    2,446       1,755        1,740         1,135        1,135
Opened during period..........................       57         125          106            75           65
Acquired during period........................        0         651            0           572            0
Closed during period..........................     (255)(1)     (85)         (91)(2)       (42)         (65)
                                                  -----       -----        -----         -----        -----
Number of stores open at end of period........    2,248       2,446        1,755         1,740        1,135
                                                  =====       =====        =====         =====        =====

Number of Stores by Brand:
Fashion Bug and Fashion Bug Plus..............    1,083       1,252        1,230         1,185        1,135
Lane Bryant...................................      689         647            0             0            0
Catherine's...................................      467         461          414           452(3)         0
The Answer/Added Dimensions                           0          77          110           103            0
Monsoon/Accessorize(4)........................        9           9            1             0            0
                                                  -----       -----        -----         -----        -----
Number of stores open at end of period........    2,248       2,446        1,755         1,740        1,135
                                                  =====       =====        =====         =====        =====

--------------------

(1) Includes 124 Fashion Bug stores and 68 Added Dimensions stores closed in connection with a restructuring plan announced on January 28, 2002.

(2) Includes 35 Modern Woman stores that were closed as a result of the consolidation of Modern Woman stores into Catherine's during the year ended February 3, 2001.

(3) Includes 122 Modern Woman stores that were closed or converted to the Catherine's formats during the year ended February 3, 2001.

(4) We expect to close these stores during Fiscal 2004 (see "Monsoon and Accessorize Joint Venture" below).

     All stores are operated under our direct management. Each store has a manager and an assistant manager or supervisor, who are in daily operational control of their location. We employ district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each district manager has responsibility for an average of 11 - 12 stores. Regional managers, who report to a Director of Stores, supervise the district managers. Generally, we appoint store managers from the group of assistant managers, and district managers are appointed from the group of store managers. We seek to motivate our store personnel through internal advancement and promotion, competitive wages and various incentive, medical, and retirement plans. We centrally develop store operations, merchandising, and buying policies, assigning to individual store management the principal duties of display, selling, and reporting through point-of-sale terminals.

Merchandising and Buying

     We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the target customer for each of our brands. Merchandise purchasing is conducted by separate merchandise groups for each of our brands by buyers supervised by one or more merchandise managers. We believe that specialization of buyers within our brands enhances the distinctiveness between the brands and their offerings. In addition, we use domestic and international fashion market guidance, fashion advisory services, proprietary design, and in-store testing to determine the optimal product assortments for each of our brands. We believe that this approach results in greater success in predicting customer preferences while reducing our inventory investment and risk. We also seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.

     We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store's location. At Lane Bryant, we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and career-oriented merchandise and intimate apparel. We strive to translate the latest trends into plus-sizes and to be first to market with our merchandise. At Fashion Bug, we offer an assortment of both casual and career-oriented products, in plus, misses, and junior sizes at low-to-moderate prices. Fashion Bug's plus and misses size merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants and skirts, as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear. Fashion Bug's junior merchandise reflects the latest fashion trends and includes a significant amount of third-party, well-recognized national brands. At Catherine's, we offer a broad assortment of plus-size merchandise in classic styles designed to provide "head-to-toe" dressing for the 40 to 65 year-old customer. Catherine's features sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes. Catherine's has developed a unique expertise in the fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

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

     Our merchandising and buying philosophy, coupled with enhancements in inventory management, helps facilitate the timely and orderly purchase and flow of merchandise. This enables our stores to offer fresh product assortments on a regular basis.

     We employ a realistic pricing strategy that is aimed at setting the initial price markup of fashion merchandise in order to increase the percentage of sales at the original ticketed price. We believe this strategy has resulted in a greater degree of credibility with the customer, reducing the need for aggressive price promotions. However, our pricing strategy typically does allow sufficient margin to permit merchandise discounts in order to stimulate customer purchases when necessary. In the future, we expect to continue to achieve a higher initial markup in our merchandise that is purchased through our overseas sourcing operations.

     Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the Easter, Labor Day, and Christmas seasons. We generally build inventory levels before these peak selling periods. To keep inventory current and fashionable, we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 2003, as a percent of total sales, were 26.1%, 26.5%, 22.5%, and 24.9%, respectively.

     During the second half of Fiscal 2003, the Lane Bryant chain experienced poor customer acceptance of, and fit and quality issues with, certain of its products, resulting in higher levels of promotional pricing. In addition, certain basic products were under-stocked, resulting in missed sales opportunities. Due to product lead times, these issues are expected to negatively impact Lane Bryant results for the Fiscal 2004 first quarter, and could negatively impact Lane Bryant results for the Fiscal 2004 second quarter. We are currently executing a plan to re-establish growth at Lane Bryant which includes improved merchandise assortments for the Fall 2003 season.

Marketing and Promotions

     We use several types of advertising to stimulate customer traffic. We use targeted direct mail advertising to preferred customers selected from a database of approximately 24 million proprietary credit card, third-party credit card, and cash customers. We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours to attract customers. We believe that, with the planning and guidance of our specialized home office personnel, each store provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

     We maintain websites for our Lane Bryant, Fashion Bug, and Catherine's brands that provide information regarding current fashions and promotions. Our Lane Bryant website enjoys more than 700,000 unique visitors per month and an established on-line community. In March 2002, we began e-commerce operations on our Catherine's website, and in March 2003, we began e-commerce operations on our Lane Bryant website.

Proprietary Credit Card Programs

     We seek to encourage sales through the promotion of proprietary credit cards. We believe that our credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct mail promotion, and encouraging incremental sales.

     Our Fashion Bug credit card program has approximately two million active accounts, which accounted for approximately 31% of Fashion Bug retail sales in Fiscal 2003. We control credit policies and service the Fashion Bug proprietary credit card file, and have entered into various agreements whereby we securitize and sell all of our credit card receivables generated by this program.

     Our Lane Bryant and Catherine's brands also offer customers the convenience of proprietary credit card programs. The Lane Bryant credit card program has approximately one million active accounts, which accounted for approximately 28% of Lane Bryant retail sales during Fiscal 2003. The Catherine's credit card program has approximately one million active accounts, which accounted for approximately 33% of Catherine's retail sales during Fiscal 2003. We use third-party banks to finance and service the Lane Bryant and Catherine's credit card programs. These third-party banks provide new account approval, credit authorization, billing, and account collection services. Under non-recourse agreements with the third-party banks, we are reimbursed with respect to sales generated by the credit cards.

     A more comprehensive description of our asset securitization process and our commitments under the third-party bank agreements is included in "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Asset Securitization" below.

Sourcing

     To meet the demands of our customers, we access both the domestic and overseas wholesale apparel marketplace for our merchandise purchases. This allows us to maintain flexible lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. During Fiscal 2003, we purchased merchandise from approximately 1,100 suppliers and factories located throughout the world. We use our overseas sourcing operations primarily to procure fashion-basic merchandise for our brands, which generally requires longer lead times. In Fiscal 2003, overseas sourcing accounted for approximately 25% of Fashion Bug merchandise purchases and approximately 15% of Catherine's merchandise purchases. During Fiscal 2003, we purchased a portion of Lane Bryant merchandise from Mast Industries, Inc. ("Mast"), a contract manufacturer and apparel importer, which is a wholly-owned subsidiary of Limited Brands, Inc. ("Limited Brands"). These purchases from Mast accounted for approximately 10% of our total merchandise purchases and approximately 37% of merchandise purchases for Lane Bryant. No other vendor accounted for more than 4% of total merchandise purchases.

     We pay for merchandise purchases outside the United States via letters of credit with third-party vendors where we are the importer of record. To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should political instability result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

Distribution and Logistics

     We currently utilize three distribution centers. For our Fashion Bug stores, we operate a distribution center in Greencastle, Indiana. Located on a 150-acre tract of land, this facility contains a building of approximately 1,000,000 square feet. We estimate that this facility has the capacity to service up to approximately 1,800 stores. For our Catherine's stores, we operate a 213,000 square foot distribution center in Memphis, Tennessee, which is designed to handle up to approximately 600 stores. For our Lane Bryant stores, we utilize a 514,000 square foot facility near Columbus, Ohio under an agreement with Distribution Land Corp., an affiliate of Limited Brands. Under a services agreement with Limited Brands, we receive inbound and outbound logistics and transportation services and receiving, handling, processing, storing, and distribution of all merchandise for Lane Bryant at the Ohio distribution facility.

     Substantially all of our merchandise purchases are received at our distribution facilities, where they are prepared for distribution to our stores. In the Greencastle, Indiana distribution center, automated sorting systems enhance the flow of merchandise from receipt to quality control inspection, receiving, ticketing, packing, and final shipment. Merchandise is shipped to each store principally by common carriers. We use computerized automated distribution profiles to combine shipments when possible and improve the efficiency of the distribution operations. These profiles provide information not only about the quantity of merchandise to be distributed to each store, but also about the type of merchandise to be shipped, and enable the distribution operations to include various customer profiles in each store's plan.

     On September 24, 2002, we acquired a 393,000 square foot distribution center on 29 acres of land in White Marsh, Maryland. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we will be able to consolidate both the Memphis and the Columbus facilities into the White Marsh facility. We estimate that the White Marsh facility will initially have the capacity to service up to approximately 1,400 stores. We plan to relocate the Memphis distribution center by June 2003 and the Columbus distribution center by the end of December 2003. The lease for the Columbus distribution center and the related logistics and transportation services agreement, which were originally scheduled to terminate in August 2004, were terminated effective as of December 31, 2003 in accordance with early cancellation provisions of the lease and agreement.

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

Monsoon and Accessorize Joint Venture

     In October 2000, we announced the signing of a joint venture agreement with Monsoon plc, in order to bring the United Kingdom's apparel and accessories concepts of MONSOON(R) and ACCESSORIZE(R) stores to the United States. We tested the concept in the United States during 2001 and 2002. The performance of the stores opened during the test period did not meet our expectations. Higher than anticipated lease costs led to our decision to discontinue the operation of these stores. We plan to close the 9 Monsoon/Accessorize stores during Fiscal 2004 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" below).

Employees

     As of the end of Fiscal 2003, we employed approximately 24,000 associates, which included approximately 15,000 part-time employees. In addition, we hire a number of temporary employees during the Christmas season. Approximately 60 of our employees are represented by unions, including approximately 35 employees at our Memphis, Tennessee distribution center. We believe that overall our relationship with these unions, and our employees generally, is satisfactory.

     On March 18, 2003, we announced a cost reduction plan, which included reductions in our corporate, divisional, distribution center, and credit operations workforces. This plan, when fully implemented, is expected to result in a net reduction in our workforce of approximately 285 employees.

Trademarks and Servicemarks

     We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. "Fashion Bug(R)", "Fashion Bug PLUS(R)", "L.A. BLUES(R)", "Catherines(R)", "Catherine's PLUS SIZES(R)", "C.S.T. STUDIO(R)", "C.S.T. SPORT(R)", "MAGGIE BARNES(R)", "ANNA MAXWELL(R)", "LIZ & ME(R)", "Lane Bryant(R)", "VENEZIA(R)", "VENEZIA JEANS CLOTHING CO.(R)", "CACIQUE(R)", "ELEMENTAL STRETCH(R)", "PLUS SIZE SPECIALIST(TM)", "FASHION BUG FASHION CHOICES FASHION SAVINGS(TM)", "SERENADA(TM)", "CAPISTRANO(R)", and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

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

Available Information

     We maintain an Internet website at www.charmingshoppes.com. As of March 25, 2003, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our historical filings can also be accessed directly from the SEC's website at www.sec.gov.

Item 2.  Properties

     We lease all our stores, with the exception of four stores, which we own. Typically, store leases have initial terms of 5 to 20 years and generally contain provisions for co-tenancies, renewal options, additional rentals based on a percentage of sales, and payment of real estate taxes and common area charges.

     With respect to leased stores open as of February 1, 2003, the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:


                                                     Number of
                      Period                      Leases Expiring
                      ------                      ---------------
                   2003                                127(1)
                   2004 - 2008                         739
                   2009 - 2013                         394
                   2014 - 2018                         326
                   2019 - 2023                         393
                   2024 - 2028                         220
                   Thereafter                           45

--------------------

(1) Includes 66 stores on month-to-month leases

     We own a 1,000,000 square foot distribution center in Greencastle, Indiana that services our Fashion Bug and Fashion Bug Plus stores and a 213,000 square foot distribution center in Memphis, Tennessee that services our Catherine's stores. We also lease a 514,000 square foot distribution center near Columbus, Ohio that services our Lane Bryant stores under an agreement with an affiliate of Limited Brands to use the Ohio distribution center and receive related distribution services.

     On September 24, 2002, we acquired a 393,000 square foot distribution center on 29 acres of land in White Marsh, Maryland. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we will be able to consolidate both the Memphis and the Columbus facilities into the White Marsh facility. As part of our cost reduction plan (see "Item 1. General" above), we plan to relocate the Memphis distribution center by June 2003. We plan to relocate the Columbus distribution center by December 2003. The lease for the Columbus, Ohio distribution center and the related logistics and transportation services agreement, which were originally scheduled to terminate in August 2004, were terminated effective as of December 31, 2003 in accordance with early cancellation provisions of the lease and agreement.

     We lease 105,000 square feet of office space in Bensalem, Pennsylvania that houses our corporate headquarters and certain Fashion Bug operations. We also own approximately 22 acres in Bensalem with a 145,000 square foot office building that houses our primary data processing facility and additional administrative offices. We own a 99,000 square foot facility in Memphis, Tennessee that houses our Catherine's corporate offices. We also lease 130,000 square feet of office space near Columbus, Ohio that houses our Lane Bryant corporate offices. Spirit of America National Bank, our wholly owned credit card bank subsidiary, occupies 30,000 square feet of leased office space in Miami Township, Ohio and 48,000 square feet of leased space for a credit card processing facility in Hollywood, Florida. As part of our cost reduction plan (see "Item 1. General" above), we expect to move most of the functions performed at the Hollywood, Florida facility to the Miami Township, Ohio facility by June 2003. We also maintain offices in New York City that occupy 13,000 square feet of leased space, and we own or lease a total of 43,000 square feet of office and warehouse space in Asia.


Item 3.  Legal Proceedings

     On October 26, 2001, a terminated employee filed a purported class action suit in Alameda Superior Court, California against Lane Bryant, Inc. alleging that she and all Lane Bryant store sales managers in California were misclassified as exempt employees, and are actually nonexempt employees and entitled to be paid overtime which they had not received. The plaintiff alleges violations of Labor Code Sections 1194 and 515 and related claims, and seeks back pay and injunctive relief for the misclassification, and reimbursement and disgorgement of profits. The issue as to whether the case would be appropriate for class treatment has not yet been joined.

     On March 13, 2003, a former employee of Fashion Bug filed a purported class action suit in Los Angeles County Superior Court, California against Charming Shoppes and Fashion Bug of California, Inc. The allegations and claims in this case are similar to those of the October 26, 2001 lawsuit. As of March 28, 2003, the case has not yet been served on Charming Shoppes or Fashion Bug, and an answer has not yet been prepared.

     Charming Shoppes, Lane Bryant, and Fashion Bug intend to vigorously and aggressively oppose class certification and the merits of the class cases should either be certified, or the individual case should a class not be certified. Although the ultimate outcome of these matters cannot be predicted with any certainty at this stage, we do not believe that the cases will have a material impact on our financial condition or results of operations based on the information we presently have.

     Other than ordinary routine litigation incidental to our business, there are no other pending legal proceedings to which we or any of our subsidiaries are a party, and there are no other proceedings that are expected to have a material adverse effect on our financial condition or results of operations.


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

     Dorrit J. Bern, 52, has served as Chairman of the Board of Directors since January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern's term as a Director expires in 2005.

     Joseph M. Baron, 55, has served as Executive Vice President and Chief Operating Officer since March 2002. Prior to that, he served as President and Chief Executive Officer of Homelife Corporation from February 1999 to October 2001, and as President of Sears Homelife Furniture from 1996 to February 1999. Homelife Corporation filed a bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code during July 2001.

     Anthony A. DeSabato, 54, has served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

     Eric M. Specter, 45, has served as Executive Vice President - Chief Financial Officer since January 1997, and he has been employed by us since 1983. He also served as Treasurer from February 1998 to March 2000.

     Colin D. Stern, 54, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

     Erna Zint, 59, has served as Executive Vice President - Sourcing since January 1996.

     Jonathon Graub, 44, has served as Senior Vice President - Real Estate, since December 1999, and he has been employed by us since 1981.

     Carmen Monaco, 56, has served as Vice President - Marketing since May 1997. Prior to that, he served as Senior Vice President - Marketing/Advertising for Goody's Family Clothing Inc. from August 1992 to May 1997.

     John J. Sullivan, 56, has served as Vice President - Corporate Controller since October 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer for National Media Corp. from January 1998 to October 1998, and as Senior Vice President of Administration for National Media Corp. from April 1995 to January 1998.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Our common stock is traded on the over-the-counter market and quoted on the Nasdaq National Market under the symbol "CHRS." The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by Nasdaq.

                            Fiscal 2003        Fiscal 2002
                            High    Low        High    Low

1st Quarter............... $9.14   $5.46      $7.13   $4.62
2nd Quarter...............  8.90    5.74       7.05    5.18
3rd Quarter...............  7.42    3.86       7.00    4.48
4th Quarter...............  5.47    3.30       6.70    4.73

     The approximate number of holders of record of our common stock as of April 1, 2003 was 2,252. This number excludes individual stockholders holding stock under nominee security position listings.

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. In addition, our existing credit facility and one of our agreements with Limited Brands restrict the payment of dividends on our common stock. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financing" and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Debt").

Item 6.  Selected Financial Data

     The following table presents selected financial data for each of our five fiscal years ended as of January 30, 1999 through February 1, 2003. The selected financial data is taken from our audited financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included under "Item 8. Financial Statements and Supplementary Data."


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY

                                                                          Fiscal Year Ended
                                                  Feb. 1,        Feb. 2,        Feb. 3,        Jan. 29,      Jan. 30,
(in thousands, except per-share amounts)          2003(1)        2002(1)       2001(1)(2)       2000(1)        1999
                                                  ----           ----          ----             ----           ----
Operating Statement Data:
Net sales...................................... $2,412,409     $1,993,843     $1,607,079     $1,196,529     $1,035,160
                                                ----------     ----------     ----------     ----------     ----------
Cost of goods sold, buying, and occupancy
    expenses...................................  1,721,052      1,455,601      1,134,554        854,774        771,107
Selling, general, and administrative expenses..    603,502        486,204        382,398        281,637        245,164
Amortization of goodwill.......................          0          4,885          4,885              0              0
Restructuring charge (credit)..................     (4,813)(3)     37,708(3)           0         (3,471)(4)     54,246(5)
Non-recurring gain from demutualization of
    insurance company..........................          0              0              0         (6,700)(6)          0
                                                ----------     ----------     ----------     ----------     ----------
Total operating expenses.......................  2,319,741      1,984,398      1,521,837      1,126,240      1,070,517
                                                ----------     ----------     ----------     ----------     ----------
Income (loss) from operations..................     92,668          9,445         85,242         70,289        (35,357)
Other income, principally interest.............      2,328          4,730          8,304          9,594(7)      14,420
Interest expense...............................    (20,292)       (18,701)        (8,894)       ( 7,308)       (10,052)
                                                ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes, minority
    interest, and cumulative effect of
    accounting changes.........................     74,704         (4,526)        84,652         72,575        (30,989)
Income tax provision (benefit).................     29,055           (120)        33,014         27,516(7)     (10,854)
                                                ----------     ----------     ----------     ----------     ----------
Income (loss) before minority interest and
    cumulative effect of accounting changes....     45,649         (4,406)        51,638         45,059        (20,135)
Minority interest in net loss of consolidated
    subsidiary.................................        679              0              0              0              0
Cumulative effect of accounting changes,
    net of tax.................................    (49,098)(8)          0           (540)(9)          0              0
                                                ----------     ----------     ----------     ----------     ----------

Net income (loss).............................. $   (2,770)    $   (4,406)    $   51,098     $   45,059     $  (20,135)
                                                ==========     ==========     ==========     ==========     ==========
Basic net income (loss) per share:
    Before cumulative effect of accounting
        changes................................      $ .41          $(.04)          $.51           $.46          $(.20)
    Net income (loss)..........................       (.02)          (.04)           .50            .46           (.20)
Basic weighted average common shares
    outstanding................................    113,810        105,842        101,119         98,609         99,441
Net income (loss) per share, assuming dilution:
    Before cumulative effect of accounting
        changes................................       $.39          $(.04)          $.49           $.43          $(.20)
    Net income (loss)..........................        .01           (.04)           .48            .43           (.20)
Diluted weighted average common shares and
    equivalents outstanding....................    130,937        105,842        115,027        115,888         99,441

Balance Sheet Data:
Total assets................................... $1,139,156     $1,143,917       $852,767       $784,796       $684,649
Current portion - long-term debt...............     12,595          9,379          4,954          1,920             16
Long-term debt.................................    203,045        208,491        113,540        105,213        119,475
Working capital................................    196,725        145,047        208,389        161,376        192,274
Stockholders' equity...........................    561,634        549,802        493,269        436,263        383,572

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY
                                   (Continued)


                                                                              Fiscal Year Ended
                                                      Feb. 1,        Feb. 2,       Feb. 3,        Jan. 29,      Jan. 30,
                                                      2003(1)        2002(1)      2001(1)(2)      2000(1)         1999
                                                      ----           ----         ----            ----            ----
Performance Data:
Including cumulative effect of accounting changes:
     Net return on average stockholders' equity..     (0.5)%         (0.8)%         11.0%          11.0%          (5.0)%
     Net return on average total assets..........     (0.2)          (0.4)           6.2            6.1           (2.9)

Excluding cumulative effect of accounting changes:
     Net return on average stockholders' equity..      9.1%          (0.9)%         11.2%          11.0%          (5.0)%
     Net return on average total assets..........      3.9           (0.4)           6.3            6.1           (2.9)

--------------------

(1) Results for Fiscal 2003 and Fiscal 2002 include the results of Lane Bryant, Inc., acquired August 16, 2001, from the date of acquisition. Results for Fiscal 2003, Fiscal 2002, Fiscal 2001, and Fiscal 2000 include the results of Catherines Stores Corporation, acquired January 7, 2000, and Modern Woman Holdings, Inc., acquired August 2, 1999, from the dates of their respective acquisitions.

(2)  Fiscal 2001 consisted of 53 weeks.

(3) In January 2002, our Board of Directors approved a restructuring plan which included the closing of The Answer/Added Dimensions chain of 77 stores, the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, the closing of 130 under-performing Fashion Bug stores, and the conversion of 44 Fashion Bug stores to Lane Bryant stores, which resulted in a pre-tax charge of $37,708,000 in Fiscal 2002. We completed the restructuring plan by the end of Fiscal 2003, and recognized a pre-tax restructuring credit of $4,813,000, primarily as a result of favorable negotiations of lease terminations.

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

(7) During Fiscal 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. In accordance with the early adoption provisions of SFAS No. 145, we reclassified an extraordinary gain on early retirement of debt of $1,232,000, net of income taxes of $664,000, for Fiscal 2000 to income from continuing operations.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY
                                   (Continued)


(8) In Fiscal 2003, we fully adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the transition provisions of SFAS No. 142, we tested goodwill related to our Catherine's acquisition for impairment, and recorded a write-down of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. In addition, in connection with the adoption of FASB Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we recognized a charge of $5,123,000, net of income taxes of $2,758,000, that represents a reduction in inventory cost for the cumulative effect of cash received from vendors as of the beginning of Fiscal 2003. Pro forma net income (loss) and per share information as if we had applied the provisions of EITF Issue 02-16 for all years presented is as follows:

                                                                    Fiscal Year Ended
                                                    Feb. 2,        Feb. 3,      Jan. 29,      Jan. 30,
                                                    2002(1)      2001(1)(2)      2000(1)        1999
                                                    ----         ----            ----           ----
 Pro forma net income (loss)...................... $(5,189)    $51,309         $44,600       $(20,186)
 Basic net income (loss) per share................    (.05)        .51             .45           (.20)
 Net income (loss) per share, assuming dilution...    (.05)        .48             .43           (.20)

(9) We changed our method of accounting for sales returns and layaway sales in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") effective as of January 30, 2000. The cumulative effect of the change as of January 30, 2000 was a reduction in income of $540,000, net of a tax benefit of $334,000.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "Fiscal 2003," "Fiscal 2002," and "Fiscal 2001" refer to our fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively. Fiscal 2003 and Fiscal 2002 consisted of 52 weeks, while Fiscal 2001 consisted of 53 weeks. The term "Fiscal 2004" refers to our fiscal year which will end on January 31, 2004.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures and cost reductions, plans for future operations, and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect," "project," "estimate," "predict," "anticipate," "plan," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.

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

     o We may be unable to successfully implement our cost reduction plan described elsewhere in this report.

     o Our manufacturers may be unable to manufacture and deliver merchandise to us in a timely manner or to meet our quality standards.

     o Our sales are dependent upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future growth is dependent upon the availability of suitable locations for new stores.

     o We may be unable to successfully integrate Lane Bryant into our current operating structure, or implement our plan to re-establish growth and improve merchandise assortments in our Lane Bryant stores, and we currently rely on logistics services from Limited Brands, Inc. ("Limited Brands") with respect to our Lane Bryant stores.


CRITICAL ACCOUNTING POLICIES

     We have prepared the financial statements and accompanying notes included elsewhere in this report in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

     We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, we consider the following accounting policies to be more critical to, and involve the most significant management judgments and estimates in, the preparation of our financial statements and accompanying notes.

Revenue Recognition

     Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We have adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2001. As a result of adoption of SAB 101, we established a reserve for estimated future sales returns based on an analysis of actual returns and we began deferring recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program provides discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership as discounts are earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. We recognize our costs of administering the program in cost of goods sold as incurred. Revenues recognized from card fees offset discounts granted under the program. An increase in the level of refunds of membership fees could impact the level of revenue recognized. As of December 1, 2002, we discontinued the issuance of new cards under this program and will introduce a new customer loyalty card program during Fiscal 2004 that will be operated under our proprietary credit card program.

Inventories

     We value our merchandise inventories at the lower of cost or market under the retail inventory method (average cost basis), which is an averaging method that has been widely used in the retail industry. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns and shrinkage on our retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns, and shrinkage, which significantly affect the ending inventory valuation at cost as well as resulting gross margins. Events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which under the RIM could result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. In addition, failure to properly estimate markdowns currently can result in an overstatement of inventory cost under the lower of cost or market principle. At the end of Fiscal 2003, for purposes of valuing our inventory, we recognized markdowns that had not been taken and which reduced inventories by approximately $9.6 million.

     In connection with our restructuring plan announced on January 28, 2002 (see "RESULTS OF OPERATIONS - Restructuring Charge/Credit" below), we recognized additional markdowns of $3.0 million in the fourth quarter of Fiscal 2002. The markdowns were related to the valuation of inventory for stores that we closed during the first half of Fiscal 2003.

     We elected to adopt the provisions of FASB EITF Issue 02-16 (see "Accounting for Cash Consideration Received From a Vendor" below) as of the beginning of Fiscal 2003. As of February 1, 2003, $8.1 million of cash received from vendors has been deferred into inventory and will be recognized as inventory is sold.

Impairment of Long-Lived Assets

     Prior to Fiscal 2003, we evaluated the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolved certain implementation issues related to SFAS No.
121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and provides additional guidance on estimating cash flows when testing for recoverability. SFAS No. 141 also requires that long-lived assets to be disposed of other than by sale (such as by abandonment) be classified as held and used until disposal, and establishes more restrictive criteria for classifying assets as held for sale.

     Under SFAS No. 144, we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows, based on a number of assumptions and estimates.

     During Fiscal 2003, we recorded a $2.7 million write-down of under-performing assets related to our joint venture in accordance with the provisions of SFAS No. 144. The amount of the write-down is the same as what would have been recorded under SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations in Fiscal 2003. In connection with our restructuring plan announced on January 28, 2002 (see "RESULTS OF OPERATIONS - Restructuring Charge/Credit" below), we recognized a write-down of store fixed assets of approximately $17.8 million during Fiscal 2002 in accordance with the provisions of SFAS No. 121. We believe that the estimates and assumptions used in determining these impairment charges are reasonable and appropriate.

     We fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of the beginning of Fiscal 2003. In accordance with the transition provisions of SFAS No. 142, we performed a review of our goodwill and other intangible assets for possible impairment. As a result, we determined that the carrying value of goodwill related to our Catherine's acquisition (including the value of intangible assets we did not separately account for at the date of the Catherine's acquisition) exceeded the estimated fair value of the Catherine's goodwill under SFAS No. 142. We determined the estimated fair value of the Catherine's goodwill using the present value of expected future cash flows associated with the Catherine's assets, and we recorded a write-down, which is not deductible for income tax purposes, of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. We also evaluated our goodwill, trademarks, tradenames, and internet domain names related to our Lane Bryant acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there has been no impairment of these assets. The write-down of the Catherine's goodwill has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003. The calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

     In accordance with the provisions of SFAS No. 142, we are required to re-evaluate goodwill and other intangible assets at least annually, or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarter of Fiscal 2003, and determined that there has been no additional impairment of these assets.

Acquisitions - Purchase Price Allocation

     In accordance with SFAS No. 141, "Business Combinations," we allocate the cost of acquisitions to the assets acquired and liabilities assumed. We assign to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed as goodwill. We make the initial purchase price allocation based on the evaluation of information and estimates available at the date of the financial statements. As final information regarding the fair value of assets acquired and liabilities assumed is evaluated and estimates are refined, we make appropriate adjustments to the amounts allocated to those assets and liabilities and make corresponding changes to the amounts allocated to goodwill. We use all available information to make these fair value determinations and, for major business acquisitions, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. We have, if necessary, up to one year after the closing date of an acquisition to finish these fair value determinations and finalize the purchase price allocation.

     In connection with the acquisition of Lane Bryant on August 16, 2001, we recorded a liability of $4.6 million for estimated costs related to an unfavorable service contract. During the first quarter of Fiscal 2003, we revised our estimate of costs related to the contract to $2.3 million, which resulted in a decrease in the goodwill recognized in connection with our Lane Bryant acquisition of $1.4 million, net of deferred income taxes of $0.9 million. During the second quarter of Fiscal 2003, we recorded a liability for severance in accordance with an agreement entered into with an affiliate of Limited Brands at the time of the acquisition to use the existing Lane Bryant distribution center and receive related distribution services on a transition basis, which resulted in an increase in Lane Bryant goodwill of $0.6 million, net of deferred income taxes of $0.4 million. During the third quarter of Fiscal 2003, we reduced the acquisition value assigned to equipment and leasehold improvements in the existing Lane Bryant distribution center, which will be abandoned at the end of the transition period as a result of our acquisition of a replacement distribution center in White Marsh, Maryland. During the third quarter of Fiscal 2003, we also increased a liability for future claims related to Lane Bryant's pre-acquisition operations and decreased deferred tax assets as a result of a correction of the effective tax rate used to determine deferred taxes related to certain assets acquired. These third-quarter adjustments resulted in an increase in Lane Bryant goodwill of $3.7 million, including net deferred income taxes of $0.7 million. During the fourth quarter of Fiscal 2003, we finalized the unfavorable service contract and other liabilities, which resulted in a decrease in Lane Bryant goodwill of $0.6 million, net of deferred income taxes of $0.2 million.

Asset Securitization

     We use an asset securitization program to fund the credit card receivables generated by our Fashion Bug credit card program. The Fashion Bug credit cards are issued by Spirit of America National Bank, one of our subsidiaries. Asset securitization is a practice commonly used in the retail industry which allows companies with proprietary credit card programs to finance credit card receivables at attractive rates. Asset securitization involves the sale of the bank's Fashion Bug proprietary credit card receivables to a special purpose entity, which in turn transfers the receivables to a qualified special purpose entity (the "Trust") which is administered by an independent trustee. Because the Trust qualifies as a qualifying special purpose entity ("QSPE"), its assets and liabilities are not consolidated in our balance sheet.

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

     In each securitization transaction, we retain certain subordinated interests, which effectively serve as a form of credit enhancement to the Certificates sold to outside investors. To the extent amounts remain available after repayment to the outside investors, the amounts are paid to us. Neither the investors nor the Trust have recourse against us beyond the combination of Trust assets and our subordinated interests, other than for breaches of certain customary representations, warranties and covenants. These representations, warranties, covenants, and related indemnities do not protect the Trust or the outside investors against credit-related losses on the receivables.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we record an interest in the estimated present value of cash flows to be received by us over the expected outstanding period of the receivables. These cash flows essentially represent finance charges and late fees in excess of the amounts paid to Certificate holders, credit losses, and service fees, and are referred to as the interest-only strip ("I/O strip"). We use certain valuation assumptions related to the average lives of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate, in determining the estimated present value of the I/O strip. Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could adversely impact the actual value of the I/O strip. Accordingly, actual results could differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

Costs Associated With Exit or Disposal Activities

     We have traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan, in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified EITF Issue No. 94-3. Under SFAS No. 146, for disposal activities initiated after December 31, 2002 we are required to recognize liabilities for costs associated with an exit or disposal activity when the liabilities are incurred. Our commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Under SFAS No. 146, we would be required to recognize severance pay over time rather than "up front" if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The liability for severance pay would be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee's termination benefit is based on length of service. Fair value should be used for initial measurement of liabilities under SFAS No. 146. Adoption of SFAS No. 146 could result in the deferral of recognition of certain costs for restructuring plans that we initiate subsequent to December 31, 2002 from the date we commit to such a plan to the date that costs are incurred under the plan.

     On March 18, 2003, we announced the implementation of a cost reduction plan (see "RECENT DEVELOPMENTS" below). Costs incurred in connection with the implementation of this plan will be accounted for in accordance with the provisions of SFAS No. 146.

Accounting for Cash Consideration Received From a Vendor

     EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," addresses the accounting for cash consideration received from a vendor, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller.

We elected to adopt the provisions of EITF Issue No. 02-16 as of the beginning of Fiscal 2003. We recognized a charge of $5.1 million, net of income taxes of $2.8 million, that represents the cumulative effect of the deferral of cash received from vendors as of the beginning of Fiscal 2003. The impact of the adoption of EITF 02-16 on the year ended February 1, 2003 was an increase in cost of goods sold of $0.2 million. As of February 1, 2003, $8.1 million of cash received from vendors has been deferred into inventory and will be recognized as a reduction of cost of goods sold as inventory is sold.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," allows two alternatives for accounting for stock-based compensation: the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or the "fair value" method in accordance with SFAS No. 123. Companies electing to adopt the intrinsic value method are required to provide pro forma disclosures of the effect of adopting the fair value method.

     We account for stock-based compensation using the intrinsic value method. We recognize compensation expense for stock options and stock awards which have an exercise price less than the market price of our common stock at the date of grant of the option or award. We measure compensation expense based on the difference between the market price and the exercise price of an option or award at the date of grant. This compensation expense is recognized over the vesting period of each option or award. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

     Under the fair value method, we would be required to recognize compensation expense for all stock options and stock awards. Compensation would be measured based on an estimated fair value of the option or award, using an option pricing model, such as the Black-Scholes or binomial pricing model. These models require estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option or award, and a relevant risk-free interest rate. Under the fair value method, our after-tax compensation expense would have increased by $5.1 million ($.03 per diluted share), $2.6 million ($.03 per diluted share), and $1.9 million ($.01 per diluted share) for Fiscal 2003, 2002, and 2001, respectively. For purposes of determining these amounts, we used the Black-Scholes option-pricing model and various assumptions which are detailed in "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Common Stock Plans" below. The effect of using the fair value method for determining stock-based compensation expense might have been materially different if different estimates, assumptions, and judgments had been used.

RESULTS OF OPERATIONS

Financial Summary

          The following table sets forth certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                                                     Percentage Increase
                                                                                         (Decrease)
                                                    Percentage of Net Sales            From Prior Year
                                                 Fiscal     Fiscal     Fiscal       Fiscal         Fiscal
                                                  2003       2002       2001       2003-2002      2002-2001
                                                  ----       ----       ----       ---------      ---------
Net sales.....................................   100.0%     100.0%     100.0%        21.0%          24.1%
Cost of goods sold, buying, and occupancy.....    71.3       73.0       70.6         18.2           28.3
Selling, general, and administrative..........    25.0       24.4       23.8         24.1           27.1
Restructuring charge (credit).................    (0.2)       1.9        --           **             **
Amortization of goodwill......................     --         0.2        0.3       (100.0)           0.0
Income from operations........................     3.9        0.5        5.3        881.1          (88.9)
Other income, principally interest............     0.1        0.2        0.5        (50.8)         (43.0)
Interest expense..............................     0.8        0.9        0.5          8.5          110.3
Income tax provision (benefit)................     1.2        --         2.1          **          (100.4)
Minority interest in net loss of subsidiary...     0.0        --         --           **             --
Cumulative effect of accounting changes.......    (2.0)       --        (0.0)         **             **
Net income (loss).............................    (0.0)      (0.2)       3.2        (37.1)        (108.6)

--------------------

**   Not meaningful

     The following table sets forth our net sales by store brand:

                               Year Ended               Year Ended               Year Ended
                            February 1, 2003         February 2, 2002         February 3, 2001
                          Fiscal      Fourth        Fiscal      Fourth       Fiscal      Fourth
(in millions)              Year       Quarter        Year       Quarter       Year       Quarter
                           ----       -------        ----       -------       ----       -------
Fashion Bug............   $1,156.0      $288.9     $1,164.0      $303.4     $1,213.1      $340.8
Lane Bryant............      906.9       236.1        445.3(1)    254.1          0.0         0.0
Catherine's(2).........      345.2        74.6        381.7        88.0        394.0        93.9
Monsoon/Accessorize....        4.3         1.5          2.8         1.6          0.0         0.0
                          --------      ------     --------      ------     --------      ------
Total net sales........   $2,412.4      $601.1     $1,993.8      $647.1     $1,607.1      $434.7
                          ========      ======     ========      ======     ========      ======

--------------------

(1) Sales from the date of acquisition on August 16, 2001.

(2) Includes sales of Added Dimensions stores, which have been closed or converted to Catherine's stores.

     The following table sets forth certain additional information related to changes in our net sales:

                                                               Year Ended                 Year Ended
                                                            February 1, 2003           February 2, 2002
                                                           Fiscal       Fourth       Fiscal       Fourth
                                                            Year        Quarter       Year        Quarter
                                                            ----        -------       ----        -------
(Decrease) increase in comparable store sales(1)(2):
     Fashion Bug.......................................       0 %          1 %         (7)%         (8)%
     Catherine's(3)....................................       0            0           (2)          (5)
     Lane Bryant.......................................      (6)         (12)          --           --

Sales from new stores as a percentage of total
consolidated prior-period sales:
     Fashion Bug.......................................       2            1            5            4
     Catherine's.......................................       2            1            3            2
     Lane Bryant.......................................      25            2           28           58

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
     Fashion Bug.......................................      (3)          (4)          (3)          (3)
     Catherine's(3)....................................      (4)          (3)          (3)          (1)
     Lane Bryant.......................................      (0)          (1)          (0)          --

Increase (decrease) in total sales.....................      21 %         (7)%         24 %         49 %

--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

(2) Comparable store sales for Lane Bryant are based on historical data, giving effect to our acquisition of Lane Bryant as if it had occurred on February 4, 2001. Results may not be equivalent to the change in total sales.

(3) Includes sales of Added Dimensions stores, which have been closed or converted to Catherine's stores.


Comparison of Fiscal 2003 to Fiscal 2002

Net Sales

     Net sales were $2,412.4 million in Fiscal 2003, an increase of 21.0% from $1,993.8 million in Fiscal 2002, primarily due to our acquisition of Lane Bryant in August 2001. The number of retail stores in operation at the end of Fiscal 2003 was 2,248, compared to 2,446 at the end of Fiscal 2002. For details regarding store activity, see the table included in "FINANCIAL CONDITION - Liquidity and Capital Resources" below. Had we acquired Lane Bryant as of the beginning of Fiscal 2002, we would have experienced an overall comparable store sales decrease of 2.0% from Fiscal 2002. Lane Bryant stores had comparable store sales decreases in sweaters, denim, and intimate apparel. In particular, the Lane Bryant chain experienced poor customer acceptance of, and fit and quality issues with, certain of its products during the second half of Fiscal 2003, resulting in higher levels of promotional pricing. In addition, certain basic products were under-stocked, resulting in missed sales opportunities. Due to product lead times, these issues are expected to negatively impact Lane Bryant results for the Fiscal 2004 first quarter, and could negatively impact Lane Bryant results for the Fiscal 2004 second quarter. We are currently executing a plan to re-establish growth at Lane Bryant which includes improved merchandise assortments for the Fall 2003 season.

For Fashion Bug stores, comparable store sales increases in junior and plus sportswear, footwear, intimate apparel, and accessories were offset by declines in other missy sportswear, dresses, and coats. For Catherine's stores, comparable store sales increases in casual sportswear were offset by declines in other merchandise categories. During Fiscal 2003, we discontinued the Added Dimensions chain, closed the remaining stores in the chain, and liquidated the remaining Added Dimensions store inventory. We continue to be affected by a weak economy and an uncertain geopolitical climate. During the first two months of Fiscal 2004, we experienced a 12% decrease in Lane Bryant comparative store sales and a 7% decrease in overall comparative store sales.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers (see "CRITICAL ACCOUNTING POLICIES - Revenue Recognition" above). We recognized $23.2 million of revenues in Fiscal 2003 and $13.6 million of revenues in Fiscal 2002 in connection with this program. We offset revenues recognized from card fees by discounts granted under the program. As of December 1, 2002 we discontinued the issuance of new cards under this program and will introduce a new customer loyalty card program during Fiscal 2004 that will be operated under our proprietary credit card program.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $1,721.1 million in Fiscal 2003, an increase of 18.2% from $1,455.6 million in Fiscal 2002, principally reflecting the increase in net sales. As a percentage of net sales, these costs decreased 1.7% in Fiscal 2003 as compared to Fiscal 2002.

     Cost of goods sold as a percentage of net sales decreased 3.0% in Fiscal 2003 as compared to Fiscal 2002. The higher merchandise margins reflected improved inventory management in the Fashion Bug and Catherine's chains and benefits from our restructuring plan (see "Restructuring Charge/Credit" below), partially offset by declining margins in the Lane Bryant chain. Markdowns taken in connection with liquidation of Added Dimensions inventories during Fiscal 2003 were offset by $3.0 million of costs accrued at the end of Fiscal 2002 related to the valuation of inventory for stores to be closed as the result of our restructuring plan. Merchandise margins for Fiscal 2003 were negatively impacted by higher levels of promotional activity during the second half of the fiscal year as a result of a generally sluggish Christmas holiday season and poor customer acceptance of certain Lane Bryant products, as discussed above. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 1.3% in Fiscal 2003 as compared to Fiscal 2002. The increase in buying and occupancy expenses as a percentage of net sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative comparable store sales. Occupancy expenses for Fiscal 2003, as a percentage of net sales, increased 1.2% from Fiscal 2002. Relatively higher occupancy expenses for the Lane Bryant stores and a $2.7 million write-down of under-performing assets related to our joint venture (see "RECENT DEVELOPMENTS" below) contributed to the increase in occupancy expenses as a percentage of net sales. Buying expenses for Fiscal 2003, as a percentage of net sales, increased 0.1% from Fiscal 2002. Buying expenses include payroll, payroll related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $603.5 million in Fiscal 2003, an increase of 24.1% from $486.2 million in Fiscal 2002, principally reflecting the acquisition of Lane Bryant. As a percentage of net sales, these costs increased by 0.6% in Fiscal 2003 as compared to Fiscal 2002. Selling expenses increased 0.4% as a percentage of net sales. The increase was attributable to a number of factors, including higher store payroll and benefit costs, new point-of-sales systems at Fashion Bug, and an increase in direct marketing expenses in the Catherine's and Lane Bryant chains. General and administrative expenses increased 0.2% as a percentage of net sales in Fiscal 2003, primarily as a result of increased employee benefit costs, costs associated with transitional service agreements related to the Lane Bryant acquisition, and the lack of leverage on fixed costs, particularly at Lane Bryant. During Fiscal 2003, we completed the integration of Lane Bryant's information systems, which we expect will result in future cost synergies for the Company.

Restructuring Charge/Credit

     On January 28, 2002, we announced a restructuring plan, including a number of initiatives designed to position us for increased profitability and growth in the women's plus-size apparel business. The major components of the plan included (1) the closing of The Answer/Added Dimensions chain of 77 stores, including the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores, (2) the closing of 130 under-performing Fashion Bug stores, and (3) the conversion of 44 Fashion Bug store locations to Lane Bryant stores. The restructuring plan resulted in a pre-tax charge of $37.7 million in the fourth quarter of Fiscal 2002. The restructuring charge included a $17.8 million non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18.5 million of anticipated payments to landlords for the early termination of existing store leases, $800 thousand for severance costs, and $600 thousand for sign removal and other costs.

     During Fiscal 2003, we completed the restructuring plan, and we recognized a pre-tax restructuring credit of $4.8 million. The restructuring credit was primarily a result of our ability to negotiate lease terminations on terms more favorable than our original estimates. Because a majority of the store closings occurred during the second half of Fiscal 2003, the full benefit of the restructuring plan will not occur until Fiscal 2004.

Amortization of Goodwill

     We recognized $4.9 million of amortization of goodwill during Fiscal 2002 related to our Catherine's acquisition. We adopted the provisions of SFAS No. 142 as of February 3, 2002, and we are no longer amortizing the Catherine's goodwill. However, the Catherine's goodwill and goodwill related to our acquisition of Lane Bryant are subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142 (see "CRITICAL ACCOUNTING POLICIES - Impairment of Long-Lived Assets" above and "Cumulative Effect of Accounting Changes" below).

Other Income

     Other income was $2.3 million in Fiscal 2003, a decrease of 50.8% from $4.7 million in Fiscal 2002. This decrease was primarily caused by a decrease in interest income. Interest income decreased as a result of a decrease in the average yield on investments during Fiscal 2003 as compared to Fiscal 2002.

Interest Expense

     Interest expense was $20.3 million in Fiscal 2003, an increase of 8.5% from $18.7 million in Fiscal 2002. This increase was primarily a result of amortization of fees related to our credit facility, and to a lesser extent, a result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases. In addition, a write-off of $951 thousand of unamortized deferred financing costs related to our $67.5 million term loan, which was repaid during the period (see "FINANCING" below), resulted in additional interest expense in Fiscal 2003. These increases were partially offset by reduced interest expense in Fiscal 2003 as compared to Fiscal 2002 as a result of relatively lower interest rates on borrowings and reduced levels of borrowings. During Fiscal 2003, we converted or redeemed $96.0 million of 7.5% Convertible Subordinated Notes due 2006, repaid a $67.5 million 11.5% term loan, and issued $150.0 million of 4.75% Senior Convertible Notes Due 2012 (see "FINANCING" below).

Income Tax Provision

     The income tax provision for Fiscal 2003 was $29.1 million, resulting in a 38.9% effective tax rate, as compared to an income tax benefit for Fiscal 2002 of $120 thousand, resulting in a (2.7)% effective tax rate. The unusual Fiscal 2002 effective tax rate was a result of the effect of a $1.8 million provision related to one of our employee insurance programs on a relatively small pre-tax loss.

Cumulative Effect of Accounting Changes

     We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in full as of February 3, 2002. In accordance with the transition provisions of SFAS No. 142, we tested goodwill related to our Catherine's acquisition for impairment during Fiscal 2003, and recorded a write-down of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. We also elected to adopt the provisions of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" as of the beginning of Fiscal 2003. The cumulative effect at the beginning of Fiscal 2003 from deferring the recognition of cash received from vendors was a charge of $5.1 million, net of income taxes of $2.8 million. The write-down of goodwill and the deferral of cash received from vendors have been presented as the cumulative effect of accounting changes as of February 3, 2002 in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003 (see "CRITICAL ACCOUNTING POLICIES - Impairment of Long-Lived Assets" and "CRITICAL ACCOUNTING POLICIES - Accounting for Cash Consideration Received From a Vendors" above).


Comparison of Fiscal 2002 to Fiscal 2001

Net Sales

     Net sales were $1,993.8 million in Fiscal 2002, an increase of 24.1% from $1,607.1 million in Fiscal 2001, primarily due to our acquisition of Lane Bryant in August 2001. The number of retail stores in operation at the end of Fiscal 2002 was 2,446 (including 647 Lane Bryant stores), compared to 1,755 at the end of Fiscal 2001. In line with overall consumer shopping trends and a generally weak retail sales environment, we experienced a year-over-year decrease in overall comparable store sales in Fiscal 2002 of 4.0%. For Fashion Bug stores, improvements in junior sportswear were offset by declines in other merchandise categories. In January 2001, we announced plans to support growth in plus-size apparel, and eliminated girls apparel from Fashion Bug stores effective at the end of the 2000 - 2001 winter season. Sales of Fashion Bug girls apparel were approximately $38.0 million during Fiscal 2001. For Catherine's stores, an increase in Fiscal 2002 sales of casual sportswear was offset by declines in other merchandise categories.

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

Selling, General, and Administrative

     Selling, general, and administrative expenses were $486.2 million in Fiscal 2002, an increase of 27.1% from $382.4 million in Fiscal 2001, principally reflecting the acquisition of Lane Bryant. As a percentage of net sales, these costs increased by 0.6% in Fiscal 2002 as compared to Fiscal 2001. Selling expenses increased 0.8% as a percentage of net sales. The relative increase was attributable to the lack of leverage on relatively fixed store payroll expenses as a result of the decline in comparable store sales. An improvement in our credit operations (a component of selling expenses) as a result of reduced interest rates related to our asset securitization program was partially offset by increased delinquencies in our proprietary credit card program during the latter part of Fiscal 2002. General and administrative expenses decreased 0.2% as a percentage of net sales in Fiscal 2002, primarily as a result of the synergistic effect of a larger sales base on corporate administrative expenses and the favorable impact of cost reduction initiatives. Selling, general, and administrative expenses exclude goodwill amortization related to our acquisition of Catherine's.

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

Income Tax Provision (Benefit)

     The income tax benefit for Fiscal 2002 was $120 thousand resulting in a (2.7)% effective tax rate, as compared to an income tax provision for Fiscal 2001 of $33.0 million, resulting in a 39% effective tax rate. The unusual Fiscal 2002 effective tax rate was a result of the effect of a $1.8 million provision related to one of our employee insurance programs on a relatively small pre-tax loss.


Comparison of Fourth Quarter 2003 to Fourth Quarter 2002

Net Sales

     Net sales in the fourth quarter of Fiscal 2003 were $601.2 million, a decrease of 7.1% from net sales of $647.1 million in the fourth quarter of Fiscal 2002. The decrease in sales was primarily attributable to negative comparative store sales at our Lane Bryant chain and a decrease in the number of stores in operation during the Fiscal 2003 fourth quarter as a result of our store closing initiative (see "Comparison of Fiscal 2003 to Fiscal 2002 - Restructuring Charge/Credit" above). We experienced a quarter-over-quarter decrease of 5% in overall comparable store sales in the fourth quarter of Fiscal 2003. Lane Bryant experienced a 12% decrease in comparable store sales as a result of poor customer acceptance of, and fit and quality issues with, certain of its products, which resulted in higher levels of promotional pricing. In addition, certain basic products were under-stocked, resulting in missed sales opportunities. Due to product lead times, these issues are expected to negatively impact Lane Bryant results for the Fiscal 2004 first quarter, and could negatively impact results for the Fiscal 2004 second quarter.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $451.3 million in the fourth quarter of Fiscal 2003, a decrease of 6.4% from $482.1 million in the fourth quarter of Fiscal 2002. As a percentage of net sales, these costs increased by 0.6% in the fourth quarter of Fiscal 2003 as compared to the fourth quarter of Fiscal 2002. Cost of goods sold, as a percentage of net sales, decreased 0.3% in the fourth quarter of Fiscal 2003 as compared to the fourth quarter of Fiscal 2002. Significantly improved margins in our Fashion Bug and Catherine's stores were offset by reduced gross margins from the higher levels of promotional pricing at our Lane Bryant stores. Cost of goods sold for the fourth quarter of Fiscal 2003 included $5.1 million of costs related to the valuation of Lane Bryant inventories. Cost of goods sold for the fourth quarter of Fiscal 2002 included $3.0 million of costs related to the valuation of inventory for stores to be closed during the first half of Fiscal 2003 as a result of the restructuring plan announced on January 28, 2002. Buying and occupancy expenses, expressed as a percentage of net sales, increased 0.9% in the fourth quarter of Fiscal 2003 as compared to the fourth quarter of Fiscal 2002. The increase in buying and occupancy expenses was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative overall comparable store sales, particularly at the Lane Bryant chain.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $144.6 million in the fourth quarter of Fiscal 2003, a decrease of 10.6% from $161.7 million in the fourth quarter of Fiscal 2002. As a percentage of net sales, these costs decreased by 0.9% in the fourth quarter of Fiscal 2003 as compared to the fourth quarter of Fiscal 2002. The decrease is primarily a result of cost efficiencies from integration efforts and home office expense reductions at Lane Bryant, partially offset by the lack of leverage from negative comparable store sales and increases in employee benefit costs.

Interest Expense

     Interest expense was $3.1 million in Fiscal 2003, a decrease of 56.9% from $7.3 million in Fiscal 2002. The decrease was primarily the result of relatively lower interest rates on borrowings and reduced levels of borrowings. During Fiscal 2003, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes Due 2012 and paid down our short-term borrowings (see "FINANCING" below).


RECENT DEVELOPMENTS

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the company and to realize efficiencies available to us, in order to improve our profitability. We expect this cost reduction plan to improve annualized pretax earnings by approximately $45 million, with an improvement of approximately $18 million in pre-tax earnings during Fiscal 2004. We expect that the full annual pre-tax benefit of $45 million will first be realized during the fiscal year ending January 30, 2005. Execution of the cost reduction plan is expected to result in a pre-tax charge of approximately $10 - $12 million in Fiscal 2004. Components of the charge include a $7 - $8 million non-cash charge, primarily for the write-down of distribution center fixed assets, and $3 - $4 million of cash items, primarily related to severance as a result of a reduction in work force. We expect the execution of the plan to have no material after-tax cash impact. The components of the cost reduction plan are as follows:

o Reduction in Corporate Operating Expenses. Our ability to realize efficiencies by streamlining processes and gaining optimal pricing through the consolidation of vendors will reduce costs. We will continue to centralize finance, human resources, and other administrative functions in order to leverage the efficiency of our shared services organization.

o Reduction in Corporate and Divisional Workforce. We implemented a workforce reduction at our corporate and divisional home offices of 160 positions, or approximately 14%.

o Consolidation of Distribution Center Operations. In September 2002, we announced the purchase of a distribution center in White Marsh, Maryland, to replace an existing distribution center in Columbus, Ohio, during Fiscal 2004 (see "FINANCIAL CONDITION - Liquidity and Capital Resources" below). As part of the cost reduction plan, we will also consolidate our Memphis, Tennessee distribution center in the White Marsh facility. This consolidation is expected to result in a net workforce reduction of approximately 50 positions.

o Consolidation of Credit Operations. We plan to consolidate our Hollywood, Florida credit operations into our Milford, Ohio facility, which is expected to result in a net workforce reduction of approximately 75 positions.

o Closing of 9 Monsoon/Accessorize stores which we operate under a joint venture with Monsoon plc. In October 2000, we announced the signing of a joint venture agreement with Monsoon plc, in order to bring the United Kingdom's apparel and accessories concepts of MONSOON(R) and ACCESSORIZE(R) stores to the United States. We tested the concept in the United States during 2001 and 2002. The performance of the stores opened during the test period did not meet our expectations. Higher than anticipated lease costs led to our decision to discontinue the operation of these stores. We plan to close the 9 Monsoon/ Accessorize stores during Fiscal 2004.

     We are implementing these initiatives to position the Company for increased profitability. While our strategic focus continues to be on increasing revenue and margins, particularly at Lane Bryant, our immediate focus is to reduce our cost structure and leverage our size through efficiencies in operations.


FINANCIAL CONDITION

Liquidity and Capital Resources

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facility described below. The following table highlights certain information related to our liquidity and capital resources:

                                               Fiscal           Fiscal            Fiscal
(dollars in thousands)                          2003             2002              2001
                                                ----             ----              ----
Cash and cash equivalents.................   $ 102,026         $  36,640        $  56,544
Long-term available-for-sale securities...      23,472            22,015           76,461
Cash provided by operating activities.....     206,084           142,865           93,269
Working capital...........................     196,725           145,047          208,389
Current ratio.............................         1.6               1.4              1.9
Long-term debt to equity ratio............        36.2%             37.9%            23.0%

     Our net cash provided by operating activities increased $63.2 million in Fiscal 2003 as compared to Fiscal 2002, from $142.9 million to $206.1 million. The increase was primarily a result of an increase in net income before non-cash write-downs of goodwill and capital assets, non-cash charges for depreciation and amortization, and increases in prepaid and accrued expenses. In addition, our investment in inventories, net of accounts payable, decreased during Fiscal 2003 as compared to Fiscal 2002 as a result of improved vendor terms from conforming Lane Bryant's vendor terms to our corporate terms. These changes were partially offset by a $19.8 million decrease in accrued restructuring costs during Fiscal 2003.

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

     As a result of a decline in interest rates, a portion of our investments in
U. S. government agency bonds with early redemption provisions were called for redemption during the first half of Fiscal 2002. The decrease in available-for-sale securities during Fiscal 2002 was primarily a result of these redemptions. We invested the proceeds from these early redemptions in cash equivalents until we acquired Lane Bryant in August 2001.

     Our capital expenditures were $74.3 million, $63.0 million, and $57.9 million in Fiscal 2003, 2002, and 2001, respectively. In Fiscal 2003, these expenditures were primarily for the construction, remodeling, and fixturing of new and existing retail stores, additions and improvements to our corporate offices and distribution centers, the acquisition of a new distribution center in White Marsh, Maryland (see below), and systems technology. In addition, pursuant to a program to replace our existing point-of-sale ("POS") equipment, we acquired $3.5 million, $24.7 million, and $14.9 million of point-of-sale equipment for our Fashion Bug and Catherine's stores under capital leases in Fiscal 2003, 2002, and 2001, respectively. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. During Fiscal 2002, we re-negotiated the terms of certain of the capital leases. The re-negotiated leases were combined into a new lease with a 60-month term and a lower interest rate. The effect of the re-negotiation was a net (decrease) increase in total lease payments as follows: Fiscal 2002 - ($25 thousand); Fiscal 2003 - ($149 thousand); Fiscal 2004 - $235 thousand; Fiscal 2005 - $337 thousand; Fiscal 2006 - $6 thousand; Fiscal 2007 - $2.1 million.

     On September 24, 2002, we acquired a 393,000 square foot distribution center on 29 acres of land in White Marsh, Maryland at a cost of $17.3 million. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we will be able to consolidate both the Memphis and the Columbus facilities into the White Marsh facility (see "RECENT DEVELOPMENTS" above). We plan to relocate the Memphis distribution center by June 2003 and the Columbus distribution center by December 2003. In connection with our acquisition of Lane Bryant from Limited Brands in August 2001, we entered into an agreement with an affiliate of Limited Brands to use the Ohio distribution center and receive related distribution services. The lease for the Columbus, Ohio distribution center and the related logistics and transportation services agreement, which were originally scheduled to terminate in August 2004, were terminated effective as of December 31, 2003 in accordance with early cancellation provisions of the lease and agreement.

     In December 2002, we entered into two financing leases for the purchase of material handling systems and related equipment and software for the White Marsh distribution center. The lease terms provide for the availability of funds as the equipment and related software is delivered and accepted. The first capital lease obligation of $2.5 million is payable over a term of 60 months at an interest rate of 6.77%, and contains a bargain purchase option. As of February 1, 2003, we had received all of the equipment under this lease. The second capital lease obligation of $10 million is payable over a term of 60 months at an interest rate of 7.35% and contains a bargain purchase option. We anticipate that the delivery, installation, and acceptance of the equipment will be completed by the middle of Fiscal 2004. As of February 1, 2003, we have acquired approximately $1.0 million of equipment under this lease.

     In addition to the capital leases for the White Marsh facility referred to above, we anticipate capital expenditures of approximately $50 million during Fiscal 2004. These expenditures will primarily be for construction and fixturing of new stores, remodeling and fixturing of existing stores, investments in management information systems technology, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds.

     The following table sets forth information with respect to store activity for Fiscal 2003 and planned store activity for Fiscal 2004:

                                    Fashion                                       Monsoon/
                                      Bug       Lane Bryant     Catherine's     Accessorize         Total
                                      ---       -----------     -----------     -----------         -----
Fiscal 2003:
Stores at February 2, 2002.......     1,252          647            538                9            2,446
                                      -----          ---            ---               --            -----
Stores opened....................         7           25             24                1               57
Stores converted(1)..............       (37)          36             (3)                               (4)
Stores closed....................      (139)         (19)           (92)              (1)            (251)
                                     ------         ----           ----               --           ------
Net changes in stores............      (169)          42            (71)               0             (198)
                                     ------         ----           ----               --           ------
Stores at February 1, 2003.......     1,083          689            467                9            2,248
                                      =====          ===            ===               ===           =====

Stores relocated during period...        17            4             11               --               32
Stores remodeled during period...         4            6              9               --               19

Fiscal 2004:
Planned store openings(2)........       0-5           35             15               --            50-55
Planned store relocations........     20-25        20-25          15-20               --            55-70
Planned store closings(2)........     20-30           15             15                9            59-69

--------------------

(1) During Fiscal 2003, 9 Added Dimension stores were converted to Catherine's stores and 3 Catherine's stores were converted to Lane Bryant stores. Of the 37 Fashion Bug store conversions to Lane Bryant stores, 4 stores were closed and are in the process of being converted as of February 1, 2003.

(2) Excludes conversion of 11 Fashion Bug stores or Catherine's stores to Lane Bryant stores.

     At February 1, 2003, our commitments for future principal payments under our short-term and long-term debt obligations, and minimum lease payments under our capital leases and operating leases, were as follows:

                                             Fiscal Year Ended
(in millions)            2004      2005      2006      2007      2008  Thereafter
                         ----      ----      ----      ----      ----  ----------
Long-term debt......    $  3.3    $  4.6    $  7.5    $  2.0    $ 2.0    $164.5
Capital leases......      13.2      12.3      10.3       7.0      2.9       0.0
Operating leases(1).     203.7     165.8     131.2      98.0     71.5     144.5
                        ------    ------    ------    ------    -----    ------
Total...............    $220.2    $182.7    $149.0    $107.0    $76.4    $309.0
                        ======    ======    ======    ======    =====    ======

--------------------

(1) Commitments under operating leases include $78.3 million payable under the Lane Bryant master sublease with Limited Brands, which we have guaranteed.

     We have reached a preliminary settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. We anticipate that the cost of the settlement will be approximately $23.5 million, which includes $18.5 million of income taxes and $5.0 million of interest, net of a tax benefit of $2.7 million. Of the $18.5 million of income taxes, $16.1 million will be satisfied through the use of existing operating loss and tax credit carrybacks. The net cash payment under the settlement will be $7.4 million. The net liability for this settlement has been included in income taxes payable in our consolidated balance sheet as of February 1, 2003. As part of the proposed settlement, we will surrender the existing life insurance policies. These policies have a cash surrender value of approximately $15.9 million, which we will receive upon surrender of the policies. We have reclassified the cash value of the policies from other non-current assets to other current assets in our consolidated balance sheet as of February 1, 2003. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that settlement will have a material impact on our financial condition or results of operations.

     We have formed a trust called the Charming Shoppes Master Trust to which Spirit of America National Bank, our credit card bank, has transferred, through a special purpose entity, its interest in credit card receivables created under our Fashion Bug proprietary credit card program. We, together with the trust, have entered into various agreements under which the trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the trust has entered into the securitization agreement. We securitized $384.2 million and $423.1 million of credit card receivables in Fiscal 2003 and Fiscal 2002, respectively, and had $301.3 million of securitized credit card receivables outstanding as of February 1, 2003. We held certificates and retained interests in our securitizations of $50.2 million as of the end of Fiscal 2003, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     On November 22, 2002, we issued $100.0 million of new five-year asset-backed certificates in a private placement, of which $80.0 million have been sold to investors to-date. To the extent that the remaining certificates are not sold, we will hold them as a retained interest. The weighted average fixed interest rate on the certificates sold is 4.68%. These certificates replaced an $83.5 million securitization series that matured during the fourth quarter of Fiscal 2003.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At February 1, 2003, Charming Shoppes Receivables Corp. held $38.1 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $1.2 million (which are included in the $50.2 million of retained interests we held at February 1, 2003). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to hold proceeds of receivables within the trust as additional enhancement, which proceeds would otherwise be available to be paid to us with respect to our subordinated interests. For example, if either we or the trust fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the trust to stop using collections on trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we should have sufficient notice to seek alternative forms of financing through other third-party providers. As of February 1, 2003, the trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. See "CRITICAL ACCOUNTING POLICIES - Asset Securitizations" above, "MARKET RISK" below, and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Asset Securitization" for further discussion of our asset securitization program.

     We also have non-recourse agreements under which third parties provide accounts receivable proprietary credit card sales funding programs for both our Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Under the Catherine's agreement, we may be required to repurchase receivables from the third party under certain conditions relating to a change in control. Under the Lane Bryant agreement, we may be required to repurchase receivables from the third party upon termination of the agreement. The net balances of Catherine's accounts receivable held by the third party at February 1, 2003 and February 2, 2002 were approximately $85.8 million and $98.4 million, respectively. The net balances of Lane Bryant accounts receivable held by the third party at February 1, 2003 and February 2, 2002 were approximately $195.3 million and $206.2 million, respectively.

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. Additionally, our existing credit facility and one of our agreements with Limited Brands restrict the payment of dividends on our common stock.

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

Financing

     On May 28, 2002, we completed a private placement of $130.0 million of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). On June 20, 2002, the initial purchasers in the private placement exercised their option to purchase an additional $20.0 million principal amount of the Senior Notes, resulting in the private placement of Senior Notes in an aggregate principal amount of $150.0 million. We registered the Senior Notes with the Securities and Exchange Commission for resale by the initial purchasers during August 2002.

     The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for a five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

     Net proceeds received from the issuance of the Senior Notes were $145.5 million. We used a portion of the net proceeds to repay in full our $67.5 million term loan due August 16, 2004, $3.5 million outstanding under our revolving credit facility, and $6.9 million of the 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,675,000 shares of our common stock at a cost of $18.3 million. The remaining proceeds ($49.3 million) were invested in cash and cash equivalents and were subsequently used for the purchase of 9,525,993 shares of our common stock from Limited Brands (see below). In addition, we wrote off $951 thousand of unamortized deferred financing costs related to the term loan. In accordance with the early-application provisions of SFAS No. 145, the write-off of the deferred financing costs is included in continuing operations in the Fiscal 2003 Consolidated Statements of Operations (see "Item 8. Financial Statements and Supplementary Data - Notes To Consolidated Financial Statements -
Note 1. Summary of Significant Accounting Policies - Impact of Recent Accounting Pronouncements"). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest up to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46 per share. Between May 29, 2002 and June 27, 2002, the holders of $89.1 million principal amount of the Subordinated Notes converted their holdings into 11,944,338 shares of our common stock pursuant to the conversion terms of the Subordinated Notes. Accrued interest expense of $2.0 million (net of a tax benefit of $1.0 million) on the Subordinated Notes that were converted was reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6.9 million, were redeemed for $7.4 million, including the 2.5% redemption premium and accrued interest of $236 thousand to the date of redemption. In accordance with the early-application provisions of SFAS No. 145, the redemption premium of $174 thousand is included in continuing operations in the Fiscal 2003 Consolidated Statements of Operations and Comprehensive Income (Loss) (see "Item 8. Financial Statements and Supplementary Data - Notes To Consolidated Financial Statements -
Note 1. Summary of Significant Accounting Policies - Impact of Recent Accounting Pronouncements").

     On August 28, 2002, we purchased 3,175,331 shares of our common stock from Limited Brands for $21.3 million ($6.705 per share). On September 17, 2002, we purchased an additional 6,350,662 shares of our common stock from Limited Brands for $44.1 million ($6.95 per share). The transactions were financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes. We had previously issued 9,525,993 shares of our common stock to Limited Brands in connection with our acquisition of Lane Bryant in August 2001. The purchased shares are being held as treasury shares.

     As of February 1, 2003, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million additional shares of our common stock. Our ability to exercise this authority currently is restricted by the terms of our revolving credit facility and an agreement with Limited Brands that we entered into in conjunction with our acquisition of Lane Bryant. We are currently negotiating with all parties to obtain consents that will permit us to purchase additional shares of our common stock. Subject to obtaining such consents, and as conditions may allow, we may acquire additional shares of our common stock. Such shares, if purchased, would be held as treasury shares.

     As of February 1, 2003, we had a $300.0 million revolving credit facility, which provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise. As of February 1, 2003, there were no borrowings outstanding under the revolving credit facility. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, and can be renewed for an additional year at our option.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of February 1, 2003, the interest rate on borrowings under the revolving credit line was 4.25%.

     The revolving credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The revolving credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). As of the end of Fiscal 2003, we were not in violation of any of the covenants included in the revolving credit facility. We had outstanding letters of credit totaling $66.6 million as of February 1, 2003, and the excess availability under the revolving credit facility was $149.8 million.

     In November 2001, we borrowed $10.9 million under a 7.77% mortgage note. The mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by land, buildings, and fixtures we own in Bensalem, Pennsylvania and by leases and rents owned or received by us from tenants of the Bensalem facility. The net proceeds from the mortgage note were used to repay a portion of the borrowings outstanding under our revolving credit facility.

     In December 2001, we borrowed $5.0 million under an 8.15% note. The note has a three-year term with 35 monthly installments of principal and interest of $126 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2004. The note is secured by our equipment and fixtures in our distribution center in Greencastle, Indiana. The net proceeds from the note were used to repay a portion of the borrowings outstanding under our revolving credit facility.

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

     In December 2002, we entered into two financing leases for the purchase of material handling systems and related equipment and software for the White Marsh distribution center (see "Liquidity and Capital Resources" above).

     As part of the acquisition of Catherine's, we assumed a 7.5% mortgage note of $6.9 million ($6.1 million of principal was outstanding on this note as of February 1, 2003) and certain capital lease obligations totaling $2.8 million as of the date of acquisition. The mortgage financing agreement provides for a mortgage facility with a seven-year term and monthly payments based on a 20-year amortization period. A final principal payment of $5.6 million is payable in Fiscal 2006. The mortgage note is secured by land and buildings at our Catherine's office and distribution center in Memphis, Tennessee. There is a pre-payment penalty of 1% of the outstanding principal. If we sell the Memphis, Tennessee distribution center in connection with our cost reduction plan, we may be required to repay this mortgage in full. The capital leases are for data processing and POS equipment. At the end of the initial lease term, we have the option of purchasing the capital lease equipment at fair market value (or at $1 in the case of the POS equipment), renewing the leases, or returning the equipment to the lessor.


MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. As of February 1, 2003, a portion of the certificates are at fixed rates. To the extent that interest rates decline, we may be exposed to interest-rate risk on our fixed-rate certificates. The floating rate index on our floating-rate certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of February 1, 2003, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2004, an increase of approximately $700 thousand in selling, general, and administrative expenses would result.

     As of February 1, 2003, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - Impact of Recent Accounting Pronouncements."


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" above.

Item 8.  Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Charming Shoppes, Inc.



     We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in the fiscal year ended February 1, 2003, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and changed its method of accounting for cash consideration received from vendors in accordance with EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." In the fiscal year ended February 3, 2001, the Company changed its method of accounting for sales returns and allowances and layaway sales.




                                                          /S/ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 18, 2003

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             February 1,    February 2,
(dollars in thousands, except per share amounts)                                2003           2002
                                                                                ----           ----
ASSETS
Current assets
Cash and cash equivalents.................................................   $   102,026    $    36,640
Available-for-sale securities, including fair value adjustments of
       $0 as of February 1, 2003 and $24 as of February 2, 2002 ..........        50,286         48,351
Merchandise inventories ..................................................       286,472        300,407
Deferred taxes ...........................................................        11,726         21,228
Prepayments and other ....................................................        77,504         78,118
                                                                             -----------    -----------
Total current assets .....................................................       528,014        484,744
                                                                             -----------    -----------

Property, equipment, and leasehold improvements - at cost ................       668,168        657,067
Less accumulated depreciation and amortization ...........................       348,295        341,055
                                                                             -----------    -----------
Net property, equipment, and leasehold improvements ......................       319,873        316,012
                                                                             -----------    -----------

Trademarks and other intangible assets ...................................       171,138        171,794
Goodwill .................................................................        68,594        110,243
Available-for-sale securities, including fair value adjustments of $(134)
       as of February 1, 2003 and $(39) as of February 2, 2002 ...........        23,472         22,015
Other assets .............................................................        28,065         39,109
                                                                             -----------    -----------
Total assets .............................................................   $ 1,139,156    $ 1,143,917
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings.....................................................   $         0    $    54,296
Accounts payable .........................................................       147,952        107,891
Accrued expenses .........................................................       163,598        148,373
Income taxes payable .....................................................         7,144              0
Current portion - long-term debt .........................................        12,595          9,379
Accrued restructuring costs ..............................................             0         19,758
                                                                             -----------    -----------
Total current liabilities ................................................       331,289        339,697
                                                                             -----------    -----------

Deferred taxes and other non-current liabilities .........................        42,867         44,927
Long-term debt ...........................................................       203,045        208,491
Minority interest in consolidated subsidiary .............................           321          1,000

Stockholders' equity
Common stock $.10 par value
       Authorized - 300,000,000 shares
       Issued - 125,149,242 shares and 111,891,156 shares ................        12,515         11,189
Additional paid-in capital ...............................................       200,040        103,267
Treasury stock at cost - 12,265,993 shares and 0 shares ..................       (84,136)             0
Deferred employee compensation ...........................................        (3,370)        (3,741)
Accumulated other comprehensive (loss) income ............................          (550)          (818)
Retained earnings ........................................................       437,135        439,905
                                                                             -----------    -----------
Total stockholders' equity ...............................................       561,634        549,802
                                                                             -----------    -----------
Total liabilities and stockholders' equity ...............................   $ 1,139,156    $ 1,143,917
                                                                             ===========    ===========

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                          Year Ended
                                                                            February 1,   February 2,   February 3,
(in thousands, except per share amounts)                                       2003          2002          2001
                                                                               ----          ----          ----
Net sales................................................................. $2,412,409    $1,993,843     $1,607,079
                                                                           ----------    ----------     ----------

Cost of goods sold, buying, and occupancy expenses........................  1,721,052     1,455,601      1,134,554
Selling, general, and administrative expenses.............................    603,502       486,204        382,398
Restructuring charge (credit).............................................     (4,813)       37,708              0
Amortization of goodwill..................................................          0         4,885          4,885
                                                                           ----------    ----------     ----------
Total operating expenses..................................................  2,319,741     1,984,398      1,521,837
                                                                           ----------    ----------     ----------

Income from operations....................................................     92,668         9,445         85,242
Other income, principally interest........................................      2,328         4,730          8,304
Interest expense..........................................................    (20,292)      (18,701)        (8,894)
                                                                           ----------    ----------     ----------

Income (loss) before income taxes, minority interest, and cumulative
     effect of accounting changes.........................................     74,704        (4,526)        84,652
Income tax provision (benefit)............................................     29,055          (120)        33,014
                                                                           ----------    ----------     ----------

Income (loss) before minority interest and cumulative effect
     of accounting changes................................................     45,649        (4,406)        51,638
Minority interest in net loss of consolidated subsidiary..................        679             0              0
                                                                           ----------    ----------     ----------

Income (loss) before cumulative effect of accounting changes..............     46,328        (4,406)        51,638
Cumulative effect of accounting changes, net of income tax benefit
     of $2,758 in 2003 and $334 in 2001...................................    (49,098)            0           (540)
                                                                           ----------    ----------     ----------

Net income (loss).........................................................     (2,770)       (4,406)        51,098
                                                                           ----------    ----------     ----------

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities, net of income tax (expense) benefit of $46 in 2003, $(66) in 2002,
      and $(718) in 2001..................................................       ( 73)           70          1,335
Reclassification of realized losses (gains) on available-for-sale securities included in net income, net of income tax (benefit)
     expense of $80 in 2002 and $(87) in 2001.............................          0          (151)           162
Unamortized deferred loss on termination of derivative, net of income tax
     benefit of $621 in 2002..............................................          0        (1,152)             0
Reclassification of amortization of deferred loss on termination of
     derivative, net of income tax (benefit) of $(184) in 2003 and 2002...        341           341              0
                                                                           ----------    ----------     ----------
Total other comprehensive income (loss)...................................        268          (892)         1,497
                                                                           ----------    ----------     ----------

Comprehensive income (loss)............................................... $   (2,502)   $   (5,298)    $   52,595
                                                                           ==========    ==========     ==========

Basic net income (loss) per share:
Before cumulative effect of accounting changes............................      $ .41         $(.04)         $ .51
Cumulative effect of accounting changes...................................       (.43)          .00           (.01)
                                                                                -----         -----          -----
Net income (loss).........................................................      $(.02)        $(.04)         $ .50
                                                                                =====         =====          =====

Diluted net income (loss) per share:
Before cumulative effect of accounting changes............................      $ .39         $(.04)         $ .49
Cumulative effect of accounting changes...................................       (.37)          .00           (.01)
                                                                                -----         -----          -----
Net income (loss).........................................................      $ .01(1)      $(.04)         $ .48
                                                                                =====         =====          =====

(1) Results do not add due to rounding.

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Additional
                                                     Common Stock            Paid-in          Treasury Stock
(dollars in thousands)                           Shares       Amount         Capital       Shares         Amount
                                                 ------       ------         -------       ------         ------
Balance, January 29, 2000...................   109,639,425    $10,964      $ 76,125      (8,955,000)     $(40,824)
Issued to employees.........................       224,141         22         1,020
Exercise of stock options...................       906,701         91         3,831
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (38,784)        (4)         (214)
Purchases of treasury stock.................                                               (150,000)         (713)
Tax benefit - employee stock programs.......                                    215
                                               -----------    -------      --------      ----------      --------
Balance, February 3, 2001...................   110,731,483     11,073        80,977      (9,105,000)      (41,537)
Issued to employees.........................       467,113         47         3,532
Exercise of stock options...................       284,165         28         1,112
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (12,598)        (1)          (95)
Acquisition of Lane Bryant, Inc.............       420,993         42        17,721       9,105,000        41,537
Tax benefit - employee stock programs.......                                     20
                                               -----------    -------      --------      ----------      --------
Balance, February 2, 2002...................   111,891,156     11,189       103,267               0             0
Issued to employees.........................       189,266         19         1,329
Exercise of stock options...................     1,326,561        133         5,695
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (25,801)        (2)         (148)
Shares received in payment of stock
     option exercises.......................      (176,278)       (18)       (1,485)
Shares issued on conversion of
     convertible debt.......................    11,944,338      1,194        89,877
Purchases of treasury stock.................                                            (12,265,993)      (84,136)
Tax benefit - employee stock programs.......                                  1,505
                                               -----------    -------      --------      ----------      --------
Balance, February 1, 2003...................   125,149,242    $12,515      $200,040     (12,265,993)     $(84,136)
                                               ===========    =======      ========      ==========      ========

                                                                         Accumulated
                                                       Deferred             Other
                                                       Employee         Comprehensive        Retained
                                                     Compensation       Income (Loss)        Earnings
                                                     ------------       -------------        --------
Balance, January 29, 2000.......................       $(1,792)            $(1,423)          $393,213
Issued to employees.............................          (785)
Amortization....................................           948
Unrealized gains, net of income taxes of $805...                             1,497
Net income......................................                                               51,098
                                                       -------             -------           --------
Balance, February 3, 2001.......................        (1,629)                 74            444,311
Issued to employees.............................        (3,229)
Amortization....................................         1,117
Unrealized losses, net of tax benefit of $450...                              (892)
Net loss........................................                                               (4,406)
                                                       -------             -------           --------
Balance, February 2, 2002.......................        (3,741)               (818)           439,905
Issued to employees.............................          (844)
Amortization....................................         1,215
Unrealized gains, net of tax benefit of $139....                               268
Net loss........................................                                               (2,770)
                                                       -------             -------           --------
Balance, February 1, 2003.......................       $(3,370)            $  (550)          $437,135
                                                       =======             =======           ========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended
                                                                        February 1,     February 2,    February 3,
(in thousands)                                                             2003            2002           2001
                                                                           ----            ----           ----
Operating activities
Net income (loss)...................................................... $   (2,770)     $  (4,406)     $  51,098
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.....................................     79,421         59,017         43,397
     Amortization of goodwill..........................................          0          4,885          4,885
     Deferred income taxes, net of acquisitions........................      5,327          9,212         10,375
     Write-down of Catherine's goodwill................................     43,975              0              0
     Cumulative effect of capitalization of cash received from vendors.      7,881              0              0
     Minority interest in net loss of consolidated affiliate...........       (679)             0              0
     Write-down of capital assets due to restructuring.................          0         17,763              0
     Net loss from disposition of capital assets.......................      3,436          4,278          2,587
     Capitalized interest on conversion of convertible notes...........      3,026              0              0
     Tax benefit related to stock plans................................      1,505             20            215
     Net (gain) loss on sale of available-for-sale securities..........          0           (231)           249
     Changes in operating assets and liabilities, net of acquisitions:
         Merchandise inventories.......................................      6,054         66,671          1,665
         Accounts payable..............................................     40,061        (12,541)         6,160
         Prepayments and other.........................................     16,148        (10,832)        (8,841)
         Income taxes payable..........................................      7,144              0              0
         Accrued expenses..............................................     15,313        (10,356)       (10,716)
         Accrued restructuring costs...................................    (19,758)        19,385         (7,805)
                                                                        ----------      ---------      ---------
Net cash provided by operating activities..............................    206,084        142,865         93,269
                                                                        ----------      ---------      ---------

Investing activities
Gross purchases of available-for-sale securities.......................    (58,308)       (51,902)      (102,228)
Proceeds from sales of available-for-sale securities...................     54,797        106,950         94,840
Acquisition of Lane Bryant, Inc., net of cash acquired.................          0       (280,841)             0
Investment in capital assets...........................................    (74,303)       (63,046)       (57,921)
Proceeds from sales of capital assets..................................        801              0            833
Decrease (increase) in other assets and other non-current liabilities..     (4,677)         2,705         (6,444)
                                                                        ----------      ---------      ---------
Net cash used in investing activities..................................    (81,690)      (286,134)       (70,920)
                                                                        ----------      ---------      ---------

Financing activities
Proceeds from short-term borrowings....................................    534,499        623,704              0
Repayments of short-term borrowings....................................   (588,795)      (569,407)             0
Proceeds from long-term borrowings.....................................    164,000         90,950              0
Repayments of long-term borrowings.....................................    (84,122)       (16,251)        (3,535)
Payments of deferred financing costs...................................     (5,568)        (7,991)             0
Purchases of treasury stock............................................    (84,136)             0           (713)
Proceeds from exercise of stock options................................      5,114          2,360          3,144
Minority shareholder investment in joint venture.......................          0              0          1,000
                                                                        ----------      ---------      ---------
Net cash provided by (used in) financing activities....................    (59,008)       123,365           (104)
                                                                        ----------      ---------      ---------

Increase (decrease) in cash and cash equivalents.......................     65,386        (19,904)        22,245
Cash and cash equivalents, beginning of year...........................     36,640         56,544         34,299
                                                                        ----------      ---------      ---------
Cash and cash equivalents, end of year................................. $  102,026      $  36,640      $  56,544
                                                                        ==========      =========      =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes................. $  89,105       $       0      $       0
                                                                        ==========      =========      =========
Common stock issued for acquisition of Lane Bryant, Inc................ $        0      $  59,300      $       0
                                                                        ==========      =========      =========
Purchases of assets under capital leases............................... $    6,997      $  24,677      $  14,896
                                                                        ==========      =========      =========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
     The Company operates retail specialty stores located throughout the continental United States that merchandise plus-size, misses, and junior sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear at a wide range of prices.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has a 52 - 53 week fiscal year ending on the Saturday nearest to January 31. The fiscal year ended February 3, 2001 consisted of 53 weeks. As used herein, the terms "Fiscal 2003," "Fiscal 2002," and "Fiscal 2001" refer to the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively. The term "Fiscal 2004" refers to the fiscal year which will end on January 31, 2004. The terms "the Company", "we", "us", and "our" refer to Charming Shoppes, Inc., and, where applicable, its consolidated subsidiaries.

     On October 26, 2000, we signed a joint venture agreement with Monsoon plc. The joint venture is operated as a separate consolidated operating unit of the Company. We invested $4.0 million, or 80% of the initial capital in the joint venture, during Fiscal 2001. On March 18, 2003, we announced that we will be discontinuing the operation of the 9 Monsoon/Accessorize stores operated under the joint venture, and plan to close the stores during Fiscal 2004 (see "Property and Equipment" below).

Foreign Operations
     We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing. There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2003 to February 1, 2003 that would have a material effect on our financial position or results of operations.

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
     We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

Available-for-Sale Securities
     Our investments are classified as available for sale. Securities traded on an established market are carried at fair value, and unrealized gains and losses are reported in a separate component of stockholders' equity. The cost of investments is adjusted for amortization of premiums and the accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and interest from investments are also included in other income. The cost of securities sold is based on the specific identification method. Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments consist primarily of our retained interests in our asset securitization program (see "Note.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


14. Asset Securitization" below). Long-term investments have an original maturity of greater than one year, but are available on an as-needed basis to support our working capital needs.

Inventories
     We value our merchandise inventories at the lower of cost or market, as determined by the retail inventory method (average cost basis). Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns and shrinkage on retail inventories. We accrue an estimate for markdowns not yet taken which are necessary to sell aged inventory. Inventory shrinkage is based on periodic physical inventories on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates. Interim shrinkage estimates are determined on a store-by-store basis, based on the most recent physical inventory results.

Property and Depreciation
     For financial reporting purposes, we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the lives of the respective leases. We use accelerated depreciation methods for income tax reporting purposes. Depreciation and amortization expense was $70,357,000, $53,134,000, and $38,066,000 in Fiscal 2003, 2002, and 2001, respectively.
Depreciation and amortization expense includes amortization of equipment acquired under capital leases.

     Prior to Fiscal 2003, we evaluated the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In Fiscal 2003, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and provides additional guidance on estimating cash flows when testing for recoverability. SFAS No. 141 also requires that long-lived assets to be disposed of other than by sale (such as by abandonment) be classified as held and used until disposal, and establishes more restrictive criteria for classifying assets as held for sale.

     Under SFAS No. 144, we assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.

     During Fiscal 2003, we recorded a $2,700,000 write-down of under-performing assets related to our joint venture pursuant to SFAS No. 144. The amount of the write-down, which is included in cost of goods sold, buying, and occupancy expenses, is the same as what would have been recorded under SFAS No. 121.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


Goodwill and Intangible Assets
     In Fiscal 2002, we acquired trademarks, tradenames, internet domain names, customer lists, and a covenant not to compete in connection with our acquisition of Lane Bryant (see "Note 2. Lane Bryant Acquisition" below). The values of these intangible assets were determined by an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. We have not amortized the trademarks, tradenames, and internet domain names, which have indefinite useful lives. We are amortizing the customer lists and covenant not to compete over their estimated useful life of five years.

     We have allocated the excess of the cost of the Lane Bryant acquisition over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill. In accordance with the provisions of SFAS No. 142, we are not amortizing the goodwill.

     Prior to Fiscal 2003, we amortized goodwill related to our acquisition of Catherines Stores, Inc. ("Catherine's") on a straight-line basis over 20 years. We recognized $4,885,000 of amortization of Catherine's goodwill in Fiscal 2002 and 2001. As of the beginning of Fiscal 2003, we fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the transition provisions of SFAS No. 142, we discontinued the amortization of Catherine's goodwill, and we periodically review the value of the Lane Bryant and Catherine's goodwill for impairment.

     The pro forma effect of applying the non-amortization provisions of SFAS No. 142 for Fiscal 2002 and 2001 is as follows:

(in thousands, except per-share amounts)                                2002         2001
                                                                        ----         ----
Net income (loss) as reported......................................   $(4,406)     $51,098
Amortization of goodwill (1).......................................     4,885        4,885
                                                                      -------      -------
Pro forma net income excluding goodwill amortization...............   $   479      $55,983
                                                                     ========      =======

Diluted net income per share as reported...........................     $(.04)        $.48
Pro forma per share effect of excluding goodwill amortization (1)..       .05          .04
                                                                        -----         ----
Pro forma diluted net income per share.............................     $ .00(2)      $.53(2)
                                                                        =====         ====

--------------------

(1) The goodwill amortization is not deductible for tax purposes and therefore has no related tax effect.

(2)  Results do not add due to rounding.

     In accordance with the transition provisions of SFAS No. 142, we performed a review of our goodwill and other indefinite-lived intangible assets for impairment. As a result, we determined that the carrying value of goodwill related to our Catherine's acquisition (including the value of intangible assets we did not separately account for at the date of the Catherine's acquisition) exceeded the estimated fair value of the Catherine's goodwill under SFAS No.
142. We determined the estimated fair value of the Catherine's goodwill using the present value of expected future cash flows associated with the Catherine's assets, and we recorded a write-down, which is not deductible for income tax purposes, of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. We also evaluated our

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


goodwill, trademarks, tradenames, and internet domain names related to the Lane Bryant acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there has been no impairment of these assets. The write-down of the Catherine's goodwill has been presented as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003. The calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

     In accordance with the provisions of SFAS No. 142, we are required to re-evaluate goodwill and other indefinite-lived intangible assets at least annually, or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarter of Fiscal 2003, and determined that there has been no impairment of these assets.

Asset Securitization
     Asset securitization involves the sale of Fashion Bug proprietary credit card receivables by our credit card bank to a special purpose entity, which in turn transfers the receivables to a qualified special purpose entity (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. Certificates issued by the Trust are sold to investors, with any remaining undivided interests retained by us. We include the remaining undivided interests, and any other retained interests, in investment securities available for sale in our accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value. The assets and liabilities of the Trust are not included in our consolidated balance sheet.

     Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income
(loss). We adopted the accounting requirements of SFAS No. 140 as of March 31, 2001, and we have applied these requirements to new beneficial interests issued under our asset securitization program after that date. Adoption of the accounting requirements of SFAS No. 140 did not have a material impact on our results of operations or financial position for Fiscal 2003, 2002 or 2001. See "Impact of Recent Accounting Pronouncements" for a discussion of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

Deferred Debt Acquisition Costs
     Debt acquisition costs are deferred and amortized over the life of the related debt agreement.

Common Stock Plans

     We account for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. We amortize deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant over the vesting period of the award or option. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


grant or for shares purchased under our Employee Stock Purchase Plan. We have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." In Fiscal 2003, we adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

     The following table reconciles net income (loss) and net income (loss) per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income (loss) and pro forma net income (loss) per share using the fair value method under SFAS No. 123:

(in thousands, except per-share data)                            2003        2002        2001
                                                                 ----        ----        ----
As reported, using intrinsic value method:
Stock-based employee compensation cost, net of income taxes.. $    790   $     725    $     616
Net income (loss)............................................   (2,770)     (4,406)      51,098
Basic net income (loss) per share............................     (.02)       (.04)         .50
Diluted net income (loss) per share..........................      .01        (.04)         .48

Pro forma, using fair value method:
Stock-based employee compensation cost, net of income taxes.. $  5,864    $  3,364     $  2,529
Net income (loss)............................................   (7,844)     (7,045)      49,185
Basic net income (loss) per share............................     (.07)       (.07)         .49
Diluted net income (loss) per share..........................     (.02)       (.07)         .47

     For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, the following assumptions were used: dividend yield of 0%; expected stock price volatility of 37.6%; expected lives of 3 months for the Employee Stock Purchase Plan, 3 to 5 years for stock award plans, and 3 to 7 years for stock option and stock incentive plans; and the following risk-free interest rates:

                                       2003     2002     2001
                                       ----     ----     ----
Employee stock purchase plan.......    1.1%     1.7%     4.9%
Stock award plans..................    3.1      3.8      4.8
Stock option and incentive plans...    3.1      5.0      5.1

Revenue Recognition
     Revenues from merchandise sales are net of returns and allowances, and exclude sales tax. We adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective as of the beginning of Fiscal 2001. As a result of the adoption of SAB 101, we established a reserve for estimated future sales returns based on an analysis of actual returns received and began deferring recognition of layaway sales to the date of delivery. The cumulative effect of the adoption of SAB 101 as of January 30, 2000 was a decrease in income, net of taxes, of $540,000.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership as discounts

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


are earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, the difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. As of December 1, 2002 we discontinued the issuance of new cards under this program and will introduce a new customer loyalty card program during Fiscal 2004 that will be operated under our proprietary credit card program.

Cost of Goods Sold, Buying, and Occupancy Expenses
     Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs. Cost of goods sold for Fiscal 2003 and 2002 includes costs incurred in connection with our Fashion Bug customer loyalty card program (see "Revenue Recognition" above). Buying expenses include payroll, payroll related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Advertising Costs
     We expense advertising costs as incurred. Advertising costs charged to expense were $63,943,000, $47,310,000, and $39,529,000 in Fiscal 2003, 2002, and
2001, respectively.

Income Taxes
     We use the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are adjusted to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax basis differences.

     We have not provided U.S. income taxes on undistributed earnings of foreign subsidiaries accumulated prior to February 1, 2003 because we intend to reinvest such undistributed earnings in foreign operations. Presently, income taxes would not be significantly increased if such earnings were remitted because of available foreign tax credits.

Net Income (Loss) Per Share
     Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method. Common share equivalents also include the effect of assumed conversions of our 7.5% Convertible Subordinated Notes Due 2006 and our 4.75% Senior Notes Due 2012, using the "if-converted" method, when the effect of such assumed conversions is dilutive. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


Comprehensive Income (Loss)
     The consolidated statements of operations and comprehensive income (loss) include transactions from non-owner sources that affect stockholders' equity. Unrealized gains and losses recognized in comprehensive income are reclassified to net income upon their realization.

Business Segments and Related Disclosures
     Our Lane Bryant, Fashion Bug, and Catherine's stores operate within a single segment - retail sales of women's apparel, and within a single geographic area - the continental United States. Our foreign sourcing operations do not constitute a material geographic segment.

Costs of Computer Software Developed or Obtained for Internal Use
     Costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Derivative Instruments and Hedging Activities
     We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of the beginning of Fiscal 2002. Prior to the end of Fiscal 2001, we terminated an interest rate swap agreement that we were using to limit our interest rate risk on certain assets related to the management of our proprietary credit card program. Adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material effect on our financial position or results of operations.

Impact of Recent Accounting Pronouncements
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect that adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 also rescinded SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers," and made numerous technical corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged.

     In May 2002, we repaid in full our $67,500,000 term loan due August 16, 2004. In connection with the repayment of the term loan, we wrote off $951,000 of unamortized deferred financing costs. In June 2002, we redeemed $6,942,000 of our 7.5% Convertible Subordinated Notes due 2006 at a redemption premium of $174,000 (see "Note 7. Debt" below). In accordance with the early-application provisions of SFAS No. 145, we included the $951,000 write-off and the $174,000 redemption premium in income from continuing operations in the Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies FASB Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than up front if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The liability for severance pay would be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     We have traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan pursuant to EITF Issue 94-3. Adoption of SFAS No. 146 could result in the deferral of recognition of such costs for restructuring plans we initiate in periods subsequent to the effective date of the statement from the date we commit to the plan to the date that we incur the costs.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 amends SFAS No. 123 to provide alternative transition methods for a voluntary change from the intrinsic value method of accounting for stock-based compensation under APB Opinion No. 25 to the fair value method of accounting under SFAS No. 123. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used in accounting for stock-based compensation and the effects of the method used on reported results.

     We have adopted the annual financial statement disclosure requirements of SFAS No. 148 in Fiscal 2003 and will adopt the interim financial statement disclosure requirements in the first quarter of Fiscal 2004. At the present time, we do not intend to change from the intrinsic value method of accounting for stock-based compensation to the fair value method.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)



     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which provides accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and results of operations of another entity. Variable interest entities include, but are not limited to, special-purpose entities or off-balance sheet structures. Our asset securitization program involves the sale of proprietary credit card receivables by our credit card bank to a special purpose entity, which in turn transfers the receivables to a Qualified Special Purpose Entity ("QSPE") which is subject to the reporting requirements of SFAS No. 140. Because QSPEs are exempt from consolidation under Interpretation No. 46, we are not subject to the scope of Interpretation No. 46.

     EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," addresses the accounting for cash consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products, from a reseller. The Issue provides accounting guidance on how a customer should characterize cash consideration received from a vendor and when to recognize and how to measure that consideration in its income statement.

     On January 23, 2003, the EITF concluded that new arrangements, including modifications of existing arrangements, entered into after December 31, 2002 should apply the treatment outlined in the Issue. If determinable, pro forma disclosure of the impact of the consensus on prior periods presented is encouraged. On March 20, 2003, the EITF concluded that entities that have not issued financial statements should be permitted to report a change in accounting as a result of adoption of EITF Issue 02-16 as a cumulative-effect adjustment in accordance with the provisions of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," when the effect of applying the consensus of EITF Issue 02-16 on prior-period financial statements results in a change in previously reported net income.

     We elected to adopt the provisions of EITF Issue No. 02-16 as of the beginning of Fiscal 2003. We recognized a charge of $5,123,000, net of income taxes of $2,758,000, that represents the cumulative effect of the deferral of cash received from vendors as of the beginning of Fiscal 2003. The impact of the adoption of EITF 02-16 on the year ended February 1, 2003 was an increase in cost of goods sold of $216,000. As of February 1, 2003, $8,097,000 of cash received from vendors has been deferred into inventory and will be recognized as inventory is sold.

     Pro forma net income (loss) and diluted net income (loss) per share for Fiscal 2002 and 2001, assuming the change in accounting for the deferral of cash received from vendors was retroactively applied to the beginning of Fiscal 2001, are as follows:

(in thousands, except per-share amounts)            2002        2001
                                                    ----        ----
Pro forma net income (loss)....................   $(5,189)    $51,309
Pro forma diluted net income (loss) per share..      (.05)        .48

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 2.  LANE BRYANT ACQUISITION

     On August 16, 2001, we acquired 100% of the outstanding stock of Lane Bryant, Inc. ("Lane Bryant") from a subsidiary of Limited Brands, Inc. ("Limited Brands") for cash of $286,223,000, including direct costs of the acquisition of $6,223,000, and 8,688,784 shares of our common stock, valued at $55,000,000. As of the date of acquisition, Lane Bryant operated 651 retail apparel stores in 46 states, specializing in fashion apparel and related accessories for women wearing plus-sizes 14 and greater. The cash paid for the acquisition was funded with the use of approximately $83,000,000 of our existing cash and cash equivalents, a $75,000,000 term loan, and revolving loans under a new credit facility we obtained in connection with the acquisition (see "Note 7. Debt" below). Based on the final determination of the value of the Lane Bryant net assets acquired, on December 10, 2001, we issued to a subsidiary of Limited Brands an additional 837,209 shares of our common stock valued at $4,300,000. The aggregate total of 9,525,993 shares of common stock issued included 9,105,000 shares of treasury stock that we had re-acquired prior to the Lane Bryant acquisition. During August and September 2002, we repurchased the 9,525,993 shares of our common stock issued in connection with the acquisition of Lane Bryant (see "Note 8. Stockholders' Equity" below). The number of shares of our common stock issued in connection with the acquisition was based on a five-day average market value as defined in the purchase agreement.

     Our acquisition of Lane Bryant complements our long-term growth strategy of becoming a leader in the sale of plus-size specialty apparel. Lane Bryant is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates in multiple retail venues, primarily in leading malls.

     We accounted for the acquisition under the purchase method of accounting, and we included the results of operations of Lane Bryant in our results of operations from the date of acquisition. Prior-period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Concurrent with the acquisition of Lane Bryant, we began a detailed evaluation of Lane Bryant's operations, resulting in a plan for the closing of 14 under-performing Lane Bryant stores and the involuntary termination of approximately 140 store employees. As of February 2, 2002, we finalized the plan to close the under-performing stores and to terminate the store employees. As a result, we recorded a liability of $3,762,000 as part of the purchase price allocation, which was primarily for estimated lease termination payments. In addition, we recorded an accrual of $390,000 for severance of store employees. We closed 3 of the 14 under-performing stores during Fiscal 2003 at a cost of $917,000, and expect to close the remaining 11 stores in Fiscal 2004. In connection with the acquisition, we entered into a services agreement with Limited Brands and certain affiliates of Limited Brands under which we received certain transitional services, including data center processing of Lane Bryant business applications, such as store polling and support of store systems, continuation of contract services with vendors for voice and data networks, and conversion services, through October 2, 2002. We have moved all of the Lane Bryant business applications and processes from the Limited Brands platform to our platform as of the third quarter of Fiscal 2003.

     In accordance with the provisions of SFAS No. 141, we recognized certain intangible assets acquired, primarily trademarks, tradenames, and internet domain names, separately from goodwill. In accordance with the provisions of SFAS No. 142, the trademarks, tradenames, and internet domain names ($168,800,000) are not being amortized, but are subject to periodic reviews for impairment. Other intangible assets acquired, consisting of customer lists ($2,700,000) and a covenant not to compete ($600,000), are being amortized over their estimated useful life of five years. The excess of the cost of the acquisition over the estimated fair value of the identifiable

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


net assets acquired has been allocated to goodwill. In accordance with the requirements of SFAS No. 142, the goodwill is not being amortized, but is subject to periodic reviews for impairment.

     The following condensed balance sheet presents the financial position of Lane Bryant as of August 16, 2001 after giving effect to the acquisition.


(in thousands)
Cash and cash equivalents.............................  $   5,382
Merchandise inventories...............................    107,951
Deferred income taxes.................................     20,099
Prepayments and other.................................     11,504
                                                        ---------
Total current assets..................................    144,936
Property, equipment, and leasehold improvements, net..     79,884
Tradenames and other intangibles......................    172,100
Goodwill..............................................     23,038
                                                        ---------
Total assets..........................................  $ 419,958
                                                        =========

Accounts payable......................................  $  25,551
Accrued expenses......................................     35,842
                                                        ---------
Total current liabilities.............................     61,393
Deferred income taxes.................................     13,042
Total stockholders' equity............................    345,523
                                                        ---------
Total liabilities and equity..........................  $ 419,958
                                                        =========

     The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of Lane Bryant as if the acquisition had occurred on January 30, 2000. The pro forma information includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. Pro forma adjustments consist of additional depreciation from the step-up in value of property, equipment, and leasehold improvements acquired, additional amortization expense related to intangible assets acquired, additional interest expense and amortization of deferred financing costs related to debt incurred to finance the acquisition (see "Note 7. Debt" below), and a reduction in interest income from the use of approximately $83,000,000 of our cash and cash equivalents to fund a portion of the acquisition.

(in thousands except per share amounts)                     2002        2001
                                                            ----        ----
Net sales..............................................  $2,486,178  $2,536,952
Income before cumulative effect of accounting changes..       1,691      40,873
Net income.............................................       1,691      40,333
Net income per share:
         Basic.........................................        $.02        $.36
         Diluted.......................................         .02         .36

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     The unaudited pro forma information is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 30, 2000, and is not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for operating synergies that we have realized, or may realize, as a result of the acquisition. We can give no assurances as to the amount and timing of any financial benefits that we may ultimately realize as a result of the acquisition.

     In connection with the Lane Bryant acquisition, we recorded a liability of $4,640,000 for estimated costs related to an unfavorable service contract. During the first quarter of Fiscal 2003, we revised our estimate of costs related to the contract to $2,292,000, which resulted in a decrease in the goodwill recognized in connection with our Lane Bryant acquisition of $1,435,000, net of deferred income taxes of $913,000. During the second quarter of Fiscal 2003, we recorded a liability for severance in accordance with an agreement entered into with an affiliate of Limited Brands at the time of the acquisition to use the existing Lane Bryant distribution center and receive related distribution services on a transition basis, which resulted in an increase in Lane Bryant goodwill of $611,000, net of deferred income taxes of $389,000. During the third quarter of Fiscal 2003, we reduced the acquisition value assigned to equipment and leasehold improvements in the existing Lane Bryant distribution center, which will be abandoned at the end of the transition period as a result of our acquisition of a replacement distribution center in White Marsh, Maryland, increased a liability for future claims related to Lane Bryant's pre-acquisition operations, and decreased deferred tax assets as a result of a correction of the effective tax rate used to determine deferred taxes related to certain assets acquired, which resulted in an increase in Lane Bryant goodwill of $3,715,000, including net deferred income taxes of $744,000. During the fourth quarter of Fiscal 2003, we finalized the unfavorable service contract and other liabilities, which resulted in a decrease in Lane Bryant goodwill of $565,000, net of deferred income taxes of $175,000.


NOTE 3.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

                                                           Lives
(dollars in thousands)                                    (Years)        2003         2002
                                                          -------        ----         ----
Land....................................................              $   5,630    $   1,757
Buildings and improvements..............................  10 to 40       73,285       60,141
Store fixtures..........................................   5 to 10      124,474      142,392
Equipment...............................................   3 to 10      176,477      159,899
Equipment acquired under capital leases.................     7           48,452       45,847
Leasehold improvements..................................  10 to 20      239,850      247,031
                                                                      ---------    ---------
Total at cost...........................................                668,168      657,067
                                                                      ---------    ---------
Less:  Accumulated depreciation and amortization........                331,629      329,053
       Accumulated amortization of capital lease assets.                 16,666       12,002
                                                                      ---------    ---------
Total accumulated depreciation and amortization.........                348,295      341,055
                                                                      ---------    ---------
Net property, equipment, and leasehold improvements.....              $ 319,873    $ 316,012
                                                                      =========    =========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 4.  TRADEMARKS AND OTHER INTANGIBLE ASSETS

                                                          Life
(dollars in thousands)                                   (Years)       2003         2002
                                                         -------       ----         ----
Trademarks, tradenames, and internet domain names.......             $168,800     $168,800
Customer lists and covenant not to compete..............    5           3,300        3,300
                                                                     --------     --------
Total at cost...........................................              172,100      172,100
Less:  accumulated amortization of customer lists and
       covenant not to compete..........................                  962          306
                                                                     --------     --------
Net trademarks and other intangible assets..............             $171,138     $171,794
                                                                     ========     ========

     Total amortization of other intangible assets was $656,000 in Fiscal 2003 and $306,000 in Fiscal 2002. Estimated amortization of intangible assets for the next five fiscal years is: 2004 through 2006 - $660,000 per year; 2007 - $358,000; 2008 - $0.

     The trademarks and other intangible assets were acquired during Fiscal 2002 in connection with our acquisition of Lane Bryant (see "Note 2. Lane Bryant Acquisition" above). We determined the values of the intangible assets through an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. The trademarks, tradenames, and internet domain names have indefinite useful lives, and are not being amortized.


NOTE 5.  AVAILABLE-FOR-SALE SECURITIES

                                                                  Unrealized        Estimated
(in thousands)                                       Cost      Gains     Losses    Fair Value
                                                     ----      -----     ------    ----------
February 1, 2003
Government agency bonds..........................  $15,414      $13      $(147)     $ 15,280
Charming Shoppes Master Trust certificates and
     retained interests(1).......................   50,227        0          0        50,227
Low-income housing partnerships..................    7,952        0          0         7,952
Other............................................      299        0          0           299
                                                   --------     ---      -----     ---------
                                                   $73,892      $13      $(147)    $  73,758
                                                   =======      ===      =====     =========
February 2, 2002
Government agency bonds..........................  $14,862      $37       $(52)    $  14,847
Charming Shoppes Master Trust certificates and
     retained interests(1).......................   47,240        0          0        47,240
Low-income housing partnerships..................    7,952        0          0         7,952
Other............................................      327        0          0           327
                                                   --------     ---      -----     ---------
                                                   $70,381      $37      $ (52)    $  70,366
                                                   =======      ===      =====     =========

--------------------

(1) Includes Master Trust certificates of $38,132,000, Interest-only strip of $9,570,000, and retained interests of $2,525,000 at February 1, 2003, and Master Trust certificates of $38,460,000, Interest-only strip of $5,979,000, and retained interests of $2,801,000 at February 2, 2002.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     There were no realized gains or (losses) on available-for-sale securities during Fiscal 2003. Gross realized gains and (losses) on available-for-sale securities were $243,000 and ($12,000), respectively, during Fiscal 2002. Gross realized gains and (losses) on available-for-sale securities were $43,000 and ($292,000), respectively, during Fiscal 2001.

     Contractual maturities of available-for-sale securities at February 1, 2003 were:

                                                              Estimated
(in thousands)                                   Cost        Fair Value
                                                 ----        ----------
Due in one year or less.....................    $50,286         $50,286
Due after one year and before five years....      3,665           3,640
Due after five years and before ten years...     10,912          10,819
Due after ten years.........................      1,077           1,061
                                                -------         -------
                                                 65,940          65,806
Low-income housing partnerships.............      7,952           7,952
                                                -------         -------
                                                $73,892         $73,758
                                                =======         =======

NOTE 6.  INCOME TAXES

     Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes:

(in thousands)           2003              2002             2001
                         ----              ----             ----
Domestic.........      $71,479          $(7,166)          $80,831
Foreign..........        3,225            2,640             3,821
                       -------          -------           -------
                       $74,704          $(4,526)          $84,652
                       =======          =======           =======

     Income tax provision (benefit):

(in thousands)          2003              2002             2001
                        ----              ----             ----
Current:
Federal..........      $ 2,346          $(6,037)          $17,735
State............        1,265            1,296             1,683
Foreign..........          418              288               493
                       -------          -------           -------
                         4,029           (4,453)           19,911
Deferred(1)......       25,026            4,333            13,103
                       -------          -------           -------
                       $29,055          $  (120)          $33,014
                       =======          =======           =======

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
--------------------

 (1)  Primarily Federal

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     We made income tax payments of $5,624,000 and $20,041,000 during Fiscal 2003 and 2001, respectively, and received an income tax refund of $2,902,000 during Fiscal 2002.

     Included in "Prepayments and other" in the accompanying consolidated balance sheets is an income tax receivable of $11,633,000 at February 2, 2002.

     Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                                2003      2002       2001
                                                ----      ----       ----
Statutory Federal income tax (benefit) rate.    35.0%    (35.0)%     35.0%
State income tax, net of Federal income tax.     2.4      18.6        1.9
Foreign income..............................    (1.0)    (14.1)      (1.0)
Employee benefits...........................     1.9      21.1        2.5
Amortization of goodwill....................     0.0      37.8        2.0
Other, net..................................     0.6     (31.1)      (1.4)
                                                ----     -----       ----
                                                38.9%     (2.7)%     39.0%
                                                ====     =====       ====


     Components of deferred tax assets and liabilities:

                                                   Net Current     Net Long-Term
                                                     Assets           Assets
(in thousands)                                    (Liabilities)    (Liabilities)
                                                   -----------      -----------
February 1, 2003
Property, equipment, and leasehold improvements..                    $(13,367)
Tax net operating loss and credit carryforwards..                       7,075
Prepaid and accrued expenses.....................     $ 1,941
Inventory........................................       7,163
Deferred compensation............................                       4,122
Intangible assets................................                     (18,962)
Investments......................................                      (9,286)
Deferred rent....................................       2,880
Other............................................        (258)         (1,736)
                                                      -------        --------
                                                      $11,726        $(32,154)
                                                      =======        ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


Components of deferred tax assets and liabilities (continued):

                                                   Net Current     Net Long-Term
                                                     Assets           Assets
(in thousands)                                    (Liabilities)    (Liabilities)
                                                   -----------      -----------
February 2, 2002
Property, equipment, and leasehold improvements.                     $ (3,892)
Tax net operating loss and credit carryforwards.                        6,879
Prepaid and accrued expenses....................      $ 5,392
Inventory.......................................        1,278
Deferred compensation...........................                        4,104
Intangible assets...............................                      (14,809)
Accrued restructuring expense...................       14,864
Investments.....................................                       (5,137)
Deferred rent...................................        2,098
Employee insurance program......................                      (15,900)
Other...........................................       (2,404)         (4,932)
                                                      -------        --------
                                                      $21,228        $(33,687)
                                                      =======        ========

     We have reached a preliminary settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. We anticipate that the cost of the settlement will be approximately $23,500,000, which includes $18,477,000 of income taxes and $5,023,000 of interest, net of a tax benefit of $2,705,000. Of the $18,477,000 of income taxes, $16,125,000 will be satisfied through the use of existing operating loss and tax credit carrybacks. The net cash payment under the settlement will be $7,375,000. The net liability for this settlement has been included in income taxes payable in the accompanying consolidated balance sheet as of February 1, 2003. As part of the proposed settlement, we will surrender the existing life insurance policies. These policies have a cash surrender value of approximately $15,900,000, which we will receive upon surrender of the policies. We have reclassified the cash value of the policies from other non-current assets to other current assets in the accompanying consolidated balance sheet as of February 1, 2003. Although the ultimate outcome of this matter cannot be predicted with certainty, we do not believe that settlement will have a material impact on our financial condition or results of operations.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 7.  DEBT

     Long-term debt at year end:

(in thousands)                                    2003           2002
                                                  ----           ----
4.75% Senior Convertible Notes Due 2012.......   $150,000     $      0
7.5% Convertible Subordinated Notes Due 2006..          0       96,047
Term loan due August 16, 2004.................          0       67,500
Capital lease obligations.....................     31,703       32,256
6.53% mortgage note...........................     13,650            0
7.77% mortgage note...........................     10,478       10,885
8.15% note....................................      3,750        4,908
7.5% mortgage note............................      6,059        6,261
Other.........................................          0           13
                                                 --------     --------
Total long-term debt..........................    215,640      217,870
Less current portion..........................     12,595        9,379
                                                 --------     --------
                                                 $203,045     $208,491
                                                 ========     ========

     On May 28, 2002, we completed a private placement of $130,000,000 of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). On June 20, 2002, the initial purchasers in the private placement exercised their option to purchase an additional $20,000,000 principal amount of the Senior Notes, resulting in the private placement of Senior Notes in an aggregate principal amount of $150,000,000. We registered the Senior Notes with the Securities and Exchange Commission for resale by the initial purchasers during August 2002.

     The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest, if any. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for the five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

     Net proceeds received from the issuance of the Senior Notes were $145,500,000. We used a portion of the net proceeds to repay in full our $67,500,000 term loan due August 16, 2004, $3,486,000 outstanding under our revolving credit facility, and $6,942,000 of the 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,740,000 shares of our common stock at a cost of $18,708,000. The remaining proceeds ($48,864,000) were invested in cash and cash equivalents and were subsequently used for the purchase of 9,525,993 shares of our common stock from Limited Brands (see "Note 2. Lane Bryant Acquisition" above and "Note 8. Stockholders' Equity" below). In addition, we wrote off $951,000 of unamortized deferred financing costs related to the term loan (see "Note 1. Summary Of Significant Accounting Policies - Impact of Recent Accounting Pronouncements" above). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46 per share. Between May 29, 2002 and June 27, 2002, $89,105,000 principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. Accrued interest expense of $1,967,000, net of income taxes of $1,059,000, on the Subordinated Notes that were converted was reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6,942,000, were redeemed for $7,351,000, including the 2.5% redemption premium and accrued interest of $236,000 to the date of redemption. The redemption premium of $174,000 has been included in continuing operations in the Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003 (see "Note 1. Summary Of Significant Accounting Policies - Impact of Recent Accounting Pronouncements" above).

     As of February 1, 2003, we had a $300,000,000 revolving credit facility (the "Facility") which we obtained in connection with the Lane Bryant acquisition on August 16, 2001, pursuant to a loan and security agreement of the same date (the "Agreement"). The Facility provides for cash borrowings and enables us to issue up to $150,000,000 of letters of credit for overseas purchases of merchandise. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and the value of certain real property. The Facility is secured by our general assets, except for certain assets of our credit card securitization program, certain of our real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and assets of our non-U.S. subsidiaries. The Facility expires on August 16, 2004, and can be renewed for an additional year at our option.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the Agreement. As of February 1, 2003, the interest rate on borrowings under the revolving credit line was 4.25%. There were no borrowings outstanding under the Facility as of February 1, 2003. There is a fee of 1.5% per annum on outstanding documentary letters of credit, a fee of 2% per annum on outstanding stand-by letters of credit, a fee of .375% per annum on the unused portion of the revolving credit facility, and annual servicing fees totaling $96,000. We incurred approximately $7,991,000 of costs in obtaining the Facility. We have deferred these debt acquisition costs and are amortizing them over the life of the Agreement as interest expense.

     The Agreement includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, the repurchase of our common stock, and other limitations. The Agreement also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, maintain an Adjusted Tangible Net Worth (as defined in the Agreement) of $228,000,000 (subject to adjustment). As of February 1, 2003, we were not in default with respect to any of the Agreement's covenants. We had outstanding letters of credit totaling $66,555,000 as of February 1, 2003, and the unused availability under the revolving credit facility was $149,774,000.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


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

     The 7.77% mortgage note, dated November 1, 2001, has a ten-year term with 119 monthly installments of principal and interest of $103,000 commencing in January 2002 and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases and rents we own or receive from tenants of the Bensalem facility. The net proceeds of $10,851,000 from the mortgage note were used to repay a portion of the borrowings outstanding under the $300,000,000 revolving credit facility, discussed above.

     In December 2001, we borrowed $5,000,000 under an 8.15% note. The note has a three-year term with 35 monthly installments of principal and interest of $126,000 commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2004. The note is secured by our equipment and fixtures at our Greencastle, Indiana distribution center. The net proceeds from the note were used to repay a portion of the borrowings outstanding under the $300,000,000 credit facility, discussed above.

     During Fiscal 2003, 2002, and 2001, we acquired $6,997,000, $24,677,000, and $14,896,000, respectively, of point-of-sale ("POS") equipment for our Fashion Bug and Catherine's stores under capital leases. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. During Fiscal 2002, we re-negotiated the terms of certain of our existing capital leases. The re-negotiated leases were combined into a new lease with a 60-month term and a lower interest rate. The effect of the re-negotiation was a net (decrease) increase in total lease payments as follows: Fiscal 2002 - ($25,000); Fiscal 2003 - ($149,000); Fiscal 2004 - $235,000; Fiscal 2005 -
$337,000; Fiscal 2006 - $6,000; Fiscal 2007 - $2,072,000. As of February 1,
2003, the imputed interest rates on the capital leases ranged from 4.48% to 10.87%.

     In December 2002, we entered into two financing leases for the purchase of material handling systems and related equipment and software for the White Marsh distribution center. The lease terms provide for the availability of funds as the equipment and software is delivered and accepted. The first capital lease obligation of $2,500,000 is payable over a term of 60 months at an interest rate of 6.77%, and contains a bargain purchase option. We have received all of the equipment under this lease as of February 1, 2003. The second capital lease obligation of $10,000,000 is payable over a term of 60 months at an interest rate of 7.35% and contains a bargain purchase option. We anticipate that the delivery, installation, and acceptance of the equipment and related software will be completed by the middle of Fiscal 2004. As of February 1, 2003, we have acquired $1,002,000 of equipment under this lease.

     We assumed a 7.5% Mortgage Note and $2,753,000 of capital lease obligations in January 2000 in connection with our Catherine's acquisition. The mortgage financing agreement provides for a $6,919,000 mortgage facility with a seven-year term and monthly payments based on a 20-year amortization period. The mortgage includes a final principal payment of $5,585,000 in Fiscal 2006. The mortgage is secured by land and buildings at our Catherine's office and distribution center in Memphis, Tennessee. There is a pre-payment penalty of 1% of the outstanding principal. If we sell the Memphis, Tennessee distribution center, we may be required to repay this mortgage in full. The capital leases are for data processing and POS equipment. At the end of the initial lease term,

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


we have the option of purchasing the capital lease equipment at fair market value (or at $1 in the case of the POS equipment), renewing the leases, or returning the equipment to the lessor.

     During Fiscal 2003, 2002, and 2001, we made interest payments of $12,859,000, $17,657,000, and $8,712,000, respectively. Interest expense capitalized during Fiscal 2003 was immaterial. No interest expense was capitalized during Fiscal 2002 or 2001.

     Aggregate maturities of long-term debt during the next five fiscal years are:

(in thousands)                   2004       2005       2006      2007      2008
                                 ----       ----       ----      ----      ----
Capital lease obligations...   $ 9,281    $ 9,242    $ 7,705    $4,623    $  853
Mortgage notes..............     3,314      4,605      7,518     1,955     1,999
                               -------    -------    -------    ------    ------
                               $12,595    $13,847    $15,223    $6,578    $2,852
                               =======    =======    =======    ======    ======

     Minimum lease payments under capital leases for the next five fiscal years are: 2004 - $13,232,000; 2005 - $12,344,000; 2006 - $10,260,000; 2007 -
$6,990,000; 2008 - $2,858,000. These minimum lease payments include anticipated payments for equipment not yet received as of February 1, 2003 under the $10,000,000 financing lease for the purchase of material handling systems and related software for the White Marsh distribution center (see above). Included in these minimum lease payments is aggregate imputed interest of $5,544,000.


NOTE 8.  STOCKHOLDERS' EQUITY

     Our capital consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized; and 300,000,000 shares of common stock, $.10 par value.

     During the fiscal years ended January 31, 1998 and January 30, 1999, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. As of February 3, 2001, we had repurchased an aggregate total of 9,105,000 shares of our common stock at an aggregate cost of $41,537,000. The shares repurchased were held as treasury stock. In August 2001, these treasury shares were re-issued to Limited Brands in connection with our acquisition of Lane Bryant (see "Note 2. Lane Bryant Acquisition" above).

     During August and September 2002, we repurchased 9,525,993 shares of our common stock issued in connection with our acquisition of Lane Bryant from Limited Brands for $65,428,000. During Fiscal 2003, pursuant to the authorization of our Board of Directors, we also repurchased an aggregate total of 2,740,000 shares of our common stock on the open market for $18,708,000. The transactions were financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes (see "Note 7. Debt" above). The repurchased shares are being held as treasury shares.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 9.  STOCK OPTION AND STOCK INCENTIVE PLANS

     Our Board of Directors adopted the 2000 Associates' Stock Incentive Plan on January 27, 2000. The plan provides for the grant of options, stock appreciation rights, restricted stock awards, deferred stock, or other stock-based awards to purchase up to 5,000,000 shares of our common stock. The form of the grants, exercise price, and maximum term, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. As of February 1, 2003 and February 2, 2002, 711,630 options and 352,160 options, respectively, were exercisable under this plan. During Fiscal 2003 and 2002, 111,000 shares and 166,175 shares, respectively, were granted as restricted stock awards under this plan. The weighted average market value at date of grant for the Fiscal 2003 and 2002 awards was $5.98 and $6.54 per share, respectively. During Fiscal 2003, 30,545 shares granted as restricted stock awards under this plan were issued and awards totaling 35,180 shares were canceled. During Fiscal 2002, 1,960 shares granted as restricted stock awards under this plan were issued and awards totaling 20,650 shares were canceled. As of February 1, 2003, restricted stock awards totaling 188,840 shares were outstanding under this plan.

     Our Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999. This program provides for the automatic annual grant of options to purchase 20,000 shares of common stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options may not be less than the fair market value of the stock on the date of grant. As of February 1, 2003, February 2, 2002, and February 3, 2001, 180,000 options, 88,000 options, and 28,000 options, respectively, were exercisable under this plan. The program also provides for a one-time grant of 10,000 shares of restricted common stock to each newly elected non-employee director. The grants vest in equal amounts over three years. During Fiscal 2003, Fiscal 2002, and Fiscal 2001, 0 shares, 0 shares, and 10,000 shares, respectively, were granted and issued as one-time grants under this program. The weighted average market value at date of grant for shares granted in Fiscal 2001 was $5.13. As of February 1, 2003, restricted stock awards totaling 3,334 shares were outstanding under this plan. In June 2002, this plan was amended to provide for annual grants of 3,000 restricted stock units ("RSU") to each non-employee director. Each RSU represents a right to receive one share of common stock, or cash of equal value at the Company's option, at the date of vesting, or, if deferred by the director, at a later date after termination of service. The RSUs generally vest in full one year after grant. During Fiscal 2003, RSUs representing 24,000 shares were granted under this program and were outstanding as of February 1, 2003. The weighted average market value of common stock as date of grant for the RSUs was $8.04.

     Our Board of Directors adopted the 1999 Associates' Stock Incentive Plan in February 1999. The plan provides for the grant of options to purchase up to 1,000,000 shares of our common stock. The exercise price of such options may not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of February 1, 2003, February 2, 2002, and February 3, 2001, 250,800 options, 245,200 options, and 127,500 options, respectively, were exercisable under this plan.

     Our 1993 Employees' Stock Incentive Plan provides for the grant of options to purchase up to 9,000,000 shares of common stock plus 9% of shares issued by us after the effective date of the plan and any shares available but unissued under the 1990 Plan described below. The form of the grants and exercise price, where applicable, are at the discretion of our Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of February 1, 2003, February 2, 2002, and February 3, 2001, 4,681,587 options, 4,931,030 options, and 4,380,640 options, respectively, were exercisable under

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


this plan. During Fiscal 2003, 2002, and 2001, 54,500 shares, 394,800 shares and 88,000 shares, respectively, were granted as restricted stock awards under this plan. The weighted average market value at date of grant for the Fiscal 2003, 2002, and 2001 awards was $6.34, $5.73, and $6.81 per share, respectively. During Fiscal 2003, 95,278 shares granted as restricted stock awards under this plan were issued and awards totaling 2,400 shares were canceled. During Fiscal 2002, 198,822 shares granted as restricted stock awards under this plan were issued and awards totaling 17,759 shares were canceled. During Fiscal 2001, 38,308 shares granted as restricted stock awards under this plan were issued and awards totaling 10,300 shares were canceled. As of February 1, 2003, restricted stock awards totaling 560,740 shares were outstanding under this plan.

     Our 1988 Key Employee Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of common stock to our key employees. The exercise price of options granted under this plan is $1.00 per share. As of February 1, 2003, February 2, 2002, and February 3, 2001, 60,982 options, 53,702 options, and 92,937 options, respectively, were exercisable under this plan.

     Our 1990 Employees' Stock Incentive Plan provided for the grant of options to purchase common stock to our key employees. The exercise price of such options could not be less than the fair market value at the date of grant. As a result of adoption of the 1993 Employees' Stock Incentive Plan, we no longer intend to issue options under this plan. As of February 1, 2003, February 2, 2002, and February 3, 2001, 0 options, 144,000 options, and 144,000 options, respectively, were exercisable under this plan.

     Our 1989 Non-Employee Director Stock Option Plan provided for the grant of options to purchase up to 30,000 shares of common stock to each member of our Board of Directors who is not an employee of the Company. The exercise price of such options could not be less than the fair market value of the stock on the date of grant. As of February 1, 2003, February 2, 2002, and February 3, 2001, 49,000 options, 78,000 options, and 66,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, we no longer intend to issue options under this plan.

     The table below summarizes the activity in all Stock Option Plans:

                                                                 Average          Option
                                                    Option       Option           Prices
                                                    Shares        Price          Per Share
                                                    ------        -----          ---------
Outstanding at January 29, 2000................    8,456,859      $5.400     $ .500 - $16.875
Granted - option price equal to market price...    2,192,050       6.633      5.000 -   6.813
Granted - option price less than market price..       37,700       1.000      1.000 -   1.000
Canceled/forfeited.............................     (682,035)      6.225      1.000 -  16.875
Exercised......................................     (906,701)      4.326       .500 -   6.188
                                                  ----------     -------     ----------------
Outstanding at February 3, 2001................    9,097,873       5.724       .500 -  15.813
Granted - option price equal to market price...    2,661,200       6.380      4.730 -   6.710
Granted - option price less than market price..       22,800       1.000      1.000 -   1.000
Canceled/forfeited.............................     (427,578)      6.253      1.000 -  16.875
Exercised......................................     (284,165)      4.015       .500 -   6.000
                                                  ----------     -------     ----------------
Outstanding at February 2, 2002................   11,070,130       5.895       .500 -  15.813
Granted - option price equal to market price...    3,029,500       6.295      4.351 -   8.460
Granted - option price less than market price..       11,100       1.000      1.000 -   1.000
Canceled/forfeited.............................     (681,571)      8.156      1.000 -  15.813
Exercised......................................   (1,326,561)      4.393       .500 -   6.813
                                                  ----------     -------     ----------------
Outstanding at February 1, 2003................   12,102,598      $6.028     $1.000 - $15.813
                                                  ==========      ======     ================

     Weighted average grant date fair value for options granted, using Black-Scholes model and assumptions described under "Note 1. Summary Of Significant Accounting Policies - Common Stock Plans" above:

                                           2003      2002      2001
                                           ----      ----      ----
Option price equal to market price......   $2.34     $3.16     $2.35
Option price less than market price.....    6.23      5.96      5.32

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of February 1, 2003 for the ranges of exercise prices shown:

                                                         Weighted
                                           Weighted       Average
                                            Average      Remaining
                               Option       Option         Life
Ranges of Option Prices        Shares        Price        (Years)
                               ------        -----         -----
$0.00 - $1.00:
Options outstanding.......     118,321       $1.000         5.6
Options exercisable.......      60,982        1.000

$1.01 - $5.00:
Options outstanding.......   3,300,957       $4.042         4.4
Options exercisable.......   2,572,757        4.078

$5.01 - $10.00:
Options outstanding.......   8,017,870       $6.360         5.2
Options exercisable.......   2,634,810        6.330

$10.01 - $15.81:
Options outstanding.......     665,450      $12.772         0.7
Options exercisable.......     665,450       12.772

     At February 1, 2003, 1,404,545 shares were available for grant under the 2000 Associates' Stock Incentive Plan, 36,327 shares were available for grant under the Amended and Restated Non-Employee Directors Program, 266,800 shares were available for grant under the 1999 Associates' Stock Incentive Plan, 758,203 shares were available for grant under the 1993 Employees' Stock Incentive Plan, and 165,678 shares were available for grant under the 1988 Key Employee Stock Option Plan.

     Our 1998 Restricted Stock Award Program provided for the grant of rights to receive shares of our common stock subject to attainment of specified performance goals for Fiscal 2000. During Fiscal 2001, 77,450 shares were issued under this plan and rights to receive 33,605 shares were canceled. Associates paid no cash consideration for shares received under the plan. We do not intend to grant further awards under this plan.

     Our Board of Directors adopted the Restricted Stock Award Plan for Associates on January 26, 1995. The plan provided for discretionary awards of rights to receive up to 200,000 shares of restricted common stock to associates who are not directors or executive officers of the Company. Associates paid no cash consideration for restricted stock received under an award. During Fiscal 2001, 5,500 shares were issued under this plan. We do not intend to grant further awards under this plan.

     The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time. Under the 1989 Non-Employee Director Stock Option Plan and the Amended and Restated Non-Employee Directors Program, shares issued and options granted are subject to forfeiture if the individual ceases to remain a Director of the Company except, under certain circumstances, in the case of retirement or voluntary termination.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 10. EMPLOYEE STOCK PURCHASE PLAN

     Our 1994 Employee Stock Purchase Plan permits employees to purchase shares during each quarterly offering period at a price equal to 85% of the market price of our common stock on either the first day of the offering period or the fifth business day after the end of the offering period, whichever is lower. The shares are purchased through the accumulation of payroll deductions of up to 10% of each participating employee's compensation during such offering period. Under this plan, 2,000,000 shares have been reserved for grant. During Fiscal 2003, 2002, and 2001, 109,269 shares, 82,184 shares, and 57,527 shares, respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2003, 2002, and 2001 was $7.13, $5.52, and $5.41 per share, respectively. At February 1, 2003, 1,482,511 shares were available for future purchases under this plan.


NOTE 11.  SHAREHOLDER RIGHTS PLAN

     On April 12, 1999, pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, our Board of Directors declared a dividend distribution of one Right for each outstanding share of our common stock, payable upon the close of business on April 26, 1999. Each Right entitles the registered holder to purchase from us one three-hundredth of a share of Series A Junior Participating Preferred Stock, or, under certain circumstances, a combination of securities and assets of equivalent value, at a purchase price of $20.00, subject to adjustment. The purchase price may be paid in cash or, if we permit, by the delivery of Rights under certain circumstances. The description and terms of the Rights are set forth in the Rights Agreement.

     Initially, ownership of the Rights will be evidenced by the certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a "Distribution Date" will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock (the "Stock Acquisition Date"), or (ii) the close of business on such date as may be fixed by the our Board of Directors after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of our outstanding common stock. Until the Distribution Date, (i) the Rights will be evidenced by the certificates representing shares of common stock and will be transferred with and only with such certificates, (ii) certificates issued after April 26, 1999 will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for our common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

     In the event that at any time following the Distribution Date a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, our common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the exercise price of the Right. In lieu of requiring payment of the purchase price upon exercise of the Rights following any such event, we may permit the holders simply to surrender the Rights under certain circumstances, in which event they will be entitled to receive our common stock (and other property, as the case may be) with a value of 50% of what could be purchased by payment of the full purchase price. Notwithstanding any of the foregoing, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by the Acquiring Person

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


will be null and void. Rights are not exercisable until such time as the Rights are no longer redeemable by us as set forth in the Rights Agreement.

     In the event that, at any time following the Stock Acquisition Date, (i) we are acquired in a merger or other business combination transaction in which we are not the surviving corporation (other than a merger that is described in, or that follows a tender offer or exchange offer described above), or (ii) 50% or more of our assets or earning power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. Again, provision is made to permit surrender of the Rights in exchange for one-half of the value otherwise purchasable. The events set forth in this paragraph and above are referred to as the "Triggering Events."

     The purchase price payable, and the number of shares of our common stock, or other securities or property issuable, upon exercise of the Rights are subject to certain anti-dilution adjustments. With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments amount to at least 1% of the purchase price. No fractional shares of our common stock will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of our common stock on the last trading date prior to the date of exercise.

     At any time until ten days following the Stock Acquisition Date, we may redeem the Rights in whole, but not in part, at a redemption price of $.01 per Right, subject to adjustment. The ten-day period may be extended by our Board of Directors so long as the Rights are still redeemable. Immediately upon the action of our Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.


NOTE 12.  NET INCOME (LOSS) PER SHARE

(in thousands)                                                           2003       2002        2001
                                                                         ----       ----        ----
Basic weighted average common shares outstanding...................    113,810    105,842     101,119
Dilutive effect of assumed conversion of convertible notes.........     15,655          0      12,875
Dilutive effect of stock options...................................      1,472          0       1,033
                                                                       -------    -------     -------
Diluted weighted average common shares and equivalents outstanding.    130,937    105,842     115,027
                                                                       =======    =======     =======

Income (loss) before cumulative effect of accounting changes.......    $46,328    $(4,406)    $51,638
Decrease in interest expense from assumed conversion of notes,
     net of income taxes...........................................      4,700          0       4,455
                                                                       -------    -------     -------
Income (loss) before cumulative effect of accounting changes
     used to determine diluted earnings per share..................     51,028     (4,406)     56,093
Cumulative effect of accounting changes, net of income taxes.......    (49,098)         0        (540)
                                                                       -------    -------     -------
Net income (loss) used to determine diluted earnings per share.....    $ 1,930    $(4,406)    $55,553
                                                                       =======    =======     =======

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)



     Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:

(in thousands, except per-share amounts)        2003       2002       2001
                                                ----       ----       ----
Number of shares...........................    4,583      5,805      3,762
Weighted average exercise price per share..    $7.66      $7.43      $8.06

     The effect of an assumed conversion of our Convertible Notes into 12.9 million shares of our common stock was excluded from the computation of diluted net loss per share for Fiscal 2002 because the effect would have been anti-dilutive. All options to purchase shares of our common stock at February 2, 2002, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

     Grants of stock awards under our restricted stock award programs generally require continuing employment for a specified period of time as a condition for vesting of the award. Grants that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted earnings per share using the treasury stock method if the impact of the award is dilutive. Upon vesting, shares issued under these award programs are included in the calculation of basic earnings per share.


NOTE 13.  EMPLOYEE RETIREMENT BENEFIT PLAN

     We provide a comprehensive retirement benefit program for our employees. This program provides for a noncontributory profit-sharing plan which covers substantially all full-time employees who meet age and service requirements. Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.

     The program also includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust. The 401(k) plan includes a matching Company contribution of 50% of the participant's elective contribution on up to 6% of the participant's compensation. Participating employees are immediately vested in their own contributions. Full vesting in the matching Company contribution occurs on the earlier of the participant's attainment of 6 years of service, retirement, death, or disability, as defined in the plan. Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.

     The total expense for the above plans amounted to $2,582,000, $2,089,000, and $2,137,000 for Fiscal 2003, 2002, and 2001, respectively.

     As of the date of acquisition, Lane Bryant (through Limited Brands) provided a retirement plan for its employees with benefits substantially the same as our plan. Lane Bryant participant accounts in Limited Brands' plan have been transferred to our plan, and participants in the Lane Bryant plan retain credited years of service earned under that plan. As of the date of acquisition, we also assumed an unfunded liability of $4,244,000 for supplemental retirement benefits for certain Lane Bryant employees.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     We also provide a non-qualified deferred compensation plan to officers and certain key executives. Under this plan, participants may contribute up to 77% of their base compensation and 100% of bonus compensation.


NOTE 14.  ASSET SECURITIZATION

     We record gains or losses on the securitization of our Fashion Bug credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that we have retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and service fees. During Fiscal Years 2003, 2002, and 2001, we recognized additions to the I/O strip of $18,447,000, $14,074,000, and $11,973,000, respectively. Amortization and valuation adjustments in each year were $14,856,000, $12,763,000, and $13,143,000, respectively. The value of the
I/O strip was $9,570,000, $5,979,000, and $4,668,000 as of the end of Fiscal
2003, 2002, and 2001, respectively. In addition, we recognized a servicing liability of $2,496,000, $3,950,000, and $3,864,000 in Fiscal Years 2003, 2002,
and 2001, respectively, and of those balances, $3,375,000, $3,993,000, and $3,260,000 were amortized in each respective fiscal year. The value of the servicing liability was $1,180,000, $2,059,000, and $2,102,000 as of the end of Fiscal 2003, 2002, and 2001, respectively. We amortize additions to the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. We compute the expected life using a 12-month rolling average of principal payments as a percent of outstanding trust receivables sold.

     Proceeds from the sale of new loans to the Trust were approximately $384,162,000, $423,089,000, and $437,697,000 for Fiscal Years 2003, 2002, and
2001, respectively. At February 1, 2003 and February 2, 2002, approximately $301,300,000 and $303,659,000, respectively, of investor certificates remained outstanding. The investor certificates mature as follows: $51,300,000 in the fiscal year ending January 31, 2004, $150,000,000 in the fiscal year ending January 29, 2005, $63,500,000 in the fiscal year ending February 2, 2008, and $36,500,000 in the fiscal year ending January 31, 2009. Our certificates and retained interests in our securitizations, which aggregated $50,227,000 and $47,240,000 at February 1, 2003 and February 2, 2002, respectively, are generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     On November 22, 2002, we issued $100,000,000 of new five-year asset-backed certificates in a private placement, of which $80,000,000 have been sold to investors to-date. To the extent that the remaining certificates are not sold, we will hold them as a retained interest. The weighted average fixed interest rate on the certificates sold is 4.68%. These certificates replaced an $83,500,000 securitization series that matured during the fourth quarter of Fiscal 2003.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. We adopted the disclosure provisions of SFAS No. 140 as of Fiscal 2001, and have adopted the accounting requirements of SFAS No. 140 to the extent that we have issued new beneficial interests after March 31, 2001. Our management uses key valuation assumptions

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


in determining the fair value of our I/O strip. Key valuation assumptions relate to the average lives of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate. We estimate the average lives of the receivables and the anticipated credit losses using a rolling average of the past twelve months' experience, adjusted as necessary for the future impact of these key assumptions. The key assumptions used at February 1, 2003 for the following sensitivities were a loan payment rate of 13.0%, a discount rate of 9.8% and a credit loss percentage of 13.0%. The average life of the receivables sold is approximately 0.6 years. The key assumptions used at February 2, 2002 were a loan payment rate of 13.5%, a discount rate of 12.0%, a credit loss percentage of 12.7%, and an average life of the receivables sold of approximately 0.6 years. A 10% and 20% adverse change in the loan payment rate would impact the fair value of the I/O strip by $787,000 and $1,381,000, respectively. A 10% and 20% adverse change in the discount rate would impact the fair value of the I/O strip receivable by $25,000 and $50,000, respectively. A 10% and 20% adverse change in the credit loss percentage would impact the fair value of the I/O strip receivable by $1,236,000 and $2,472,000, respectively. These adverse changes are hypothetical in nature and are presented for analytical purposes in accordance with SFAS No. 140.

     Collections reinvested in revolving-period securitizations were $450,363,000 and $468,919,000 for Fiscal 2003 and 2002, respectively. Cash flows received on retained interests were $45,708,000 and $38,992,000 for Fiscal 2003 and 2002, respectively. Servicing fees received were $5,723,000 and $6,003,000 for Fiscal 2003 and 2002, respectively. We are the servicer of the Master Trust, and we receive a servicing fee of approximately 2% of the investor interest. Total net credit losses were $39,312,000 and $38,878,000 for Fiscal 2003 and 2002, respectively, and credit card accounts that were 90 or more days delinquent at February 1, 2003 were $13,102,000.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At February 1, 2003, Charming Shoppes Receivables Corp. had $38,132,000 of Charming Shoppes Master Trust certificates and Charming Shoppes Seller, Inc. held retained interests of $1,225,000 (which are included in the $50,227,000 of certificates and retained interests at February 1, 2003 - see "Note 5. Available-For-Sale Securities" above). These assets will be first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We also have non-recourse agreements pursuant to which third parties provide accounts receivable proprietary credit card sales funding programs for our Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Under the Catherine's agreement, we may be required to repurchase receivables from the third party under certain conditions relating to a change in control. Under the Lane Bryant agreement, we may be required to repurchase receivables from the third party upon termination of the agreement. Net funding received from sales of Catherine's receivables for Fiscal 2003 and 2002 was approximately $113,526,000 and $129,098,000, respectively. The net balance of Catherine's accounts receivable held by the third party at February 1, 2003 and February 2, 2002 was approximately $85,754,000 and $98,388,000, respectively. Net funding received from sales of Lane Bryant receivables for Fiscal 2003 and 2002 (subsequent to the date of acquisition) was approximately $251,619,000 and $128,947,000, respectively. The net balance of Lane Bryant accounts receivable held by the third party at February 1, 2003 and February 2, 2002 was approximately $195,326,000 and $206,247,000, respectively.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

     Although we securitize credit card receivables from our Fashion Bug proprietary credit card program in a non-consolidated master trust, we are exposed to fluctuations in interest rates. On September 15, 1999, we entered into an interest rate swap transaction with a notional amount of $50,000,000 that limited our exposure to rising interest rates should the one-month LIBOR rate increase to a rate above the agreement's specified rate of 6.51%. During Fiscal 2001, we terminated the swap agreement. In Fiscal 2002, we recognized the deferred loss related to this termination in comprehensive income. We are amortizing this deferred loss to selling, general, and administrative expenses over 44 months (the remaining life of the original swap period) in accordance with SFAS No. 133.


NOTE 16.  LEASES

     We lease substantially all of our stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for co-tenancies, renewal options, additional rentals based on a percentage of sales, and payment of real estate taxes and common area charges. We also lease certain other buildings and equipment.

     Our rental expense was:

(in thousands)          2003         2002         2001
                        ----         ----         ----
Minimum rental.....   $203,105     $158,878     $117,824
Contingent rental..     32,179       26,201       18,901
                      --------     --------     --------
                      $235,284     $185,079     $136,725
                      ========     ========     ========

     Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: Fiscal 2004 - $203,660,000; Fiscal 2005 - $165,750,000; Fiscal 2006 - $131,160,000; Fiscal 2007 - $98,029,000;
Fiscal 2008 - $71,482,000; Thereafter - $144,549,000.

     Rental expense includes charges from Limited Brands for office and distribution center space in Columbus, Ohio under agreements which expire in December 2007 for the office space, and December 2003 for the distribution center space, with the right to terminate the agreement for the office space earlier upon notice. These charges approximate market rates. The minimum annual rental commitments shown above include $3,925,000, $1,811,000, $1,875,000, $1,940,000, and $1,841,000 for Fiscal 2004 through 2008, respectively, to be paid under these agreements. On September 24, 2002, we acquired a distribution center in White Marsh, Maryland which will replace the existing distribution center in Columbus, Ohio by December 2003.

     Lane Bryant has subleased 207 properties from Limited Brands pursuant to a Master Sublease. The properties subject to the Master Sublease were operated as Lane Bryant stores prior to our acquisition of Lane Bryant. We have guaranteed the obligations of Lane Bryant under the Master Sublease, and, in connection with such guaranty, we have entered into an agreement with Limited Brands that requires us to comply with certain financial covenants restricting the incurrence of additional debt and payments to shareholders, and the repurchase of our common stock. The minimum annual rental commitments shown above include amounts payable under the

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


Lane Bryant master sublease with Limited Brands which we have guaranteed, as follows: Fiscal 2004 - $24,428,000; Fiscal 2005 - $19,165,000; Fiscal 2006 -
$12,187,000; Fiscal 2007 - $8,384,000; Fiscal 2008 - $5,700,000; Thereafter -
$8,440,000.


NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

                                                    February 1, 2003           February 2, 2002
                                                  Carrying        Fair       Carrying       Fair
(in thousands)                                     Amount         Value       Amount        Value
                                                   ------         -----       ------        -----
Assets:
Cash and cash equivalents.......................   $102,026     $102,026      $36,640    $  36,640
Available-for-sale securities...................     73,758       73,758       70,366       70,366

Liabilities:
4.75% Senior Convertible Notes due 2012.........    150,000      112,920            0            0
7.5% Convertible Subordinated Notes due 2006....          0            0       96,047      101,089
Term loan due August 15, 2004...................          0            0       67,500       67,500
6.53% mortgage note.............................     13,650       13,650            0            0
7.77% mortgage note.............................     10,478       10,625       10,885       10,885
8.15% note......................................      3,750        3,827        4,908        4,908
7.5% mortgage note..............................      6,059        6,365        6,261        6,261
Other long-term debt............................          0            0           13           13

     The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain low-income housing partnerships that have no available bid/ask or sales prices as they are not traded in the open market. The carrying amount of these low-income housing partnerships ($7,952,000 at February 1, 2003 and February 2, 2002) was used to approximate fair value. The fair values of our convertible notes are based on quoted market prices for the securities. The fair values of the term loan, mortgage notes, and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.


NOTE 18.  RESTRUCTURING CHARGE (CREDIT)

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


     The restructuring charge included a $17,763,000 non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed, $18,500,000 of anticipated payments to landlords for the early termination of existing store leases, $829,000 for severance costs, and $616,000 for sign removal and other costs. The fixtures and improvements had no alternative use or salvage value, and we scrapped them at the time the stores were closed. The estimated net after-tax cash cost of the restructuring was approximately $6,747,000. The fixed asset write-down and the accrued lease termination, severance, and other costs were reflected in our consolidated balance sheet at February 2, 2002.

     During Fiscal 2003, we closed 124 Fashion Bug stores, converted 30 Fashion Bug stores to Lane Bryant stores), closed 65 Catherine's/Added Dimensions stores, and converted 12 Added Dimensions stores to Catherine's stores, in connection with the restructuring plan. Upon completion of the closing and conversion of The Answer/ Added Dimensions stores in the third quarter of Fiscal 2003, we recognized a pre-tax restructuring credit of $1,351,000. Upon completion of the closing of the Fashion Bug stores in the fourth quarter of Fiscal 2003, we recognized a pre-tax restructuring credit of $3,462,000. These restructuring credits were primarily a result of our ability to negotiate lease terminations on terms more favorable than our original estimates. As of the end of Fiscal 2003 we have completed the restructuring plan.

     The following is a summary of restructuring costs accrued in connection with the plan and amounts charged against the accrual during Fiscal 2003:

                                   Accrued At                     Revision      Accrued At
                                  February 2,                      of Cost     February 1,
(in thousands)                        2002       Settlements      Estimate         2003
                                      ----       -----------      --------         ----
Lease terminations.............     $18,500       $(14,013)       $(4,487)         $0
Severance......................         829           (717)          (112)          0
Sign removal and other costs...         429           (215)          (214)          0
                                    -------       --------        -------         ---
                                    $19,758       $(14,945)       $(4,813)         $0
                                    =======       ========        =======          ==

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED FEBRUARY 1, 2003
                                   (Continued)


NOTE 19.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                            First             Second       Third          Fourth
(in thousands, except per share amounts)   Quarter            Quarter     Quarter         Quarter
                                           -------            -------     -------         -------
Fiscal 2003(1)
Net sales.................................  $630,616          $638,307     $542,332       $601,154
Gross profit..............................   193,381           196,931      151,285        149,760
Income (loss) before cumulative effect
     of accounting changes................    17,272            25,470         (292)         3,878
Net income (loss).........................   (31,826)(1)(2)     25,470         (292)(3)      3,878(4)
Basic net income (loss) per share.........      (.28)(1)(2)        .22          .00            .03
Diluted net income (loss) per share.......      (.24)(1)(2)        .20          .00            .03

Fiscal 2002(5)
Net sales.................................  $394,761          $402,700     $549,295       $647,087
Gross profit..............................   109,185           110,819      153,269        164,969
Net income (loss).........................     8,368            14,860          160        (27,794)(6)
Basic net income (loss) per share.........       .08               .15          .00           (.25)
Diluted net income (loss) per share.......       .08               .14          .00           (.25)

--------------------

(1) In the fourth quarter of Fiscal 2003, we elected to adopt the provisions of FASB EITF 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," effective as of the beginning of Fiscal 2003, and restated our results of operations for Fiscal 2003. Net income for the Fiscal 2003 First Quarter includes $(5,123) $(.05) per basic share and $(.04) per diluted share), net of income taxes, for the cumulative effect of the adoption of EITF 02-16. Quarterly financial data for Fiscal 2003 as previously reported, prior to restatement for the adoption of EITF 02-16, are as follows:


                                                  First     Second        Third
     (in thousands, except per share amounts)    Quarter    Quarter      Quarter
                                                 -------    -------      -------

     Net sales................................. $630,616    $638,307    $542,332
     Gross profit..............................  191,808     197,061     152,584
     Income before cumulative effect of
         accounting changes....................   16,311      25,549         502
     Net income (loss).........................  (27,664)     25,549         502
     Basic net income (loss) per share.........     (.25)        .22         .00
     Diluted net income (loss) per share.......     (.21)        .20         .00

(2) Includes cumulative effect of accounting change of $(43,975) ($(.39) per basic share and $(.35) per diluted share) for impairment of goodwill related to our Catherine's acquisition, in accordance with the transition provisions of SFAS No. 142.

(3) Net income includes pre-tax restructuring credit of $1,351 ($825 after-tax).

(4) Net income includes pre-tax restructuring credit of $3,462 ($2,116 after-tax).

(5) Results of operations for the third and fourth quarters of Fiscal 2002 include the results of Lane Bryant Inc. from August 16, 2001 (the date of acquisition).

(6)  Net loss includes an after-tax restructuring charge of $24,510.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There are no matters that are required to be reported under this Item 9.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information regarding our directors and executive officers is included under the captions "Directors Standing for Election", "Biographies of Directors", "Corporate Governance at Charming Shoppes", "Compensation of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference. Information regarding Executive Officers is included under "Additional Part I Information - Our Executive Officers," in Part I of this Report.


Item 11.  Executive Compensation

     Information regarding executive compensation is included under the captions "Management Compensation" and "Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation", in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding the security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions "Equity Compensation Plan Information" and "Principal Shareholders and Management Ownership" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.


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


Item 14.  Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate and in such a manner as to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, which is made up of several key management employees and reports directly to the CEO and CFO, to centralize and enhance these controls and procedures and assist our manage-ment, including our CEO and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

     Within the 90-day period prior to the filing of this report on Form 10-K (the "Evaluation Date"), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Furthermore, there have been no significant changes in our internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in internal controls) that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                    PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)   Financial Statements

     The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                            ----
Report of Independent Auditors.............................................  40

Consolidated Balance Sheets - February 1, 2003 and February 2, 2002........  41

Consolidated Statements of Operations and Comprehensive Income (Loss) -
years ended February 1, 2003, February 2, 2002, and February 3, 2001.......  42

Consolidated Statements of Stockholders' Equity - years ended
February 1, 2003, February 2, 2002, and February 3, 2001...................  43

Consolidated Statements of Cash Flows - years ended
February 1, 2003, February 2, 2002, and February 3, 2001...................  44

Notes to Consolidated Financial Statements.................................  45

(a)(2)  Financial Statement Schedules

     All schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto included in Part II, Item 8 of this Report on Form 10-K.

(b) Reports on Form 8-K

     On November 21, 2002, we filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure" an excerpt of financial information included in the text of a press release we issued on November 21, 2002. The press release reported our earnings and sales for the third quarter ended November 2, 2002 and re-projected earnings guidance for the fourth quarter and fiscal year ending February 1, 2003.

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

  Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1 Stock Purchase Agreement, dated as of July 9, 2001, among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.1).

2.2 Services Agreement, dated as of August 16, 2001, between LBH, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.2).

2.3 Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.3).

2.4 Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4).

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

4.2 Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.1).

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

4.4 Amendment No. 1, dated January 12, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 4.4).

4.5 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1).

4.6 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2).

4.7 Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.3).

4.8 Amendment No. 1, dated July 25, 2002, to Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 3, 2002. (Exhibit 4.4).

4.9 Amendment No. 3, dated July 29, 2002, effective as of August 16, 2001, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 3, 2002. (Exhibit 4.5).

4.10 Amendment No. 4, dated September 23, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 4.3).

4.11 Amendment No. 5, dated February 12, 2003, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

4.12 Amendment No. 6, dated March 13, 2003, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

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

10.1.4 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.4).

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

10.1.9 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.9).

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

10.1.12 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.1).

10.1.13 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-2 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.2).

10.1.14 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.3).

10.1.15 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.4).

10.1.16 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.5).

10.1.17 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.6).


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

10.2.5 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.1).

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002.

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

10.2.9 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.10 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.8).

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

10.2.15 Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhibit 10.1).

10.2.16 First Amendment, dated as of February 6, 2003, to Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern.

10.2.17 Employment Agreement, dated as of March 12, 2003, by and between Charming Shoppes, Inc. and Erna Zint.

10.2.18 The Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.19 The Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.24).

10.2.20 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.25).

10.2.21 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.2.29).

10.2.22 The Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.32).

10.2.23 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.20).

10.2.24 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.21).

10.2.25 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.22).

10.2.26 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) , incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.23).

10.2.27 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.24).

10.2.28 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.25).

10.2.29 Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company's Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.33).

10.2.30 Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements.

10.2.31 Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries.

                                 Other Exhibits

21      Subsidiaries of Registrant

23      Consent of independent auditors

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

                                          CHARMING SHOPPES, INC.

Date:  April 15, 2003                     /S/ DORRIT J. BERN
                                          -------------------
                                          By:  Dorrit J. Bern
                                          Chairman of the Board
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN                                    /S/ ERIC M. SPECTER
------------------                                    -------------------
Dorrit J. Bern                                        Eric M. Specter
Chairman of the Board                                 Executive Vice President
President and Chief Executive Officer                 Chief Financial Officer
April 15, 2003                                        April 15, 2003

/S/ JOHN J. SULLIVAN                                  /S/ JOSEPH L. CASTLE II
--------------------                                  -----------------------
John J. Sullivan                                      Joseph L. Castle II
Vice President, Corporate Controller                  Director
Chief Accounting Officer                              April 15, 2003
April 15, 2003

/S/ ALAN ROSSKAMM
-----------------                                     -----------------------
Alan Rosskamm                                         Marvin L. Slomowitz
Director                                              Director
April 15, 2003

/S/ MARJORIE MARGOLIES-MEZVINSKY
--------------------------------                      -----------------
Marjorie Margolies-Mezvinsky                          Pamela S. Lewis
Director                                              Director
April 15, 2003

/S/ KENNETH S. OLSHAN                                 /S/ CHARLES T. HOPKINS
---------------------                                 ----------------------
Kenneth S. Olshan                                     Charles T. Hopkins
Director                                              Director
April 15, 2003                                        April 15, 2003

/S/ KATHERINE M. HUDSON
-----------------------
Katherine M. Hudson
Director
April 15, 2003

                  Certification By Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dorrit J. Bern, Principal Executive Officer of Charming Shoppes, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Charming Shoppes, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      April 15, 2003             /S/DORRIT J. BERN
                                      -----------------
                                      Dorrit J. Bern
                                      Chairman of the Board
                                      President and Principal Executive Officer

                  Certification By Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric M. Specter, Principal Financial Officer of Charming Shoppes, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Charming Shoppes, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      April 15, 2003                         /S/ERIC M. SPECTER
                                                  ------------------
                                                  Eric M. Specter
                                                  Executive Vice President
                                                  Principal Financial Officer

                                  Exhibit Index


Exhibit No.  Item
----------   ----

2.1 Stock Purchase Agreement, dated as of July 9, 2001, among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.1).

2.2          Services Agreement, dated as of August 16, 2001, between LBH, Inc.
             and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.2).

2.3 Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.3).

2.4 Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4).

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

4.2 Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 4.1).

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

4.4 Amendment No. 1, dated January 12, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 4.4).

4.5          Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc.
             and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1).

4.6 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2).

4.7 Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.3).

4.8 Amendment No. 1, dated July 25, 2002, to Amendment No. 2, dated May 17, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 3, 2002. (Exhibit 4.4).

4.9 Amendment No. 3, dated July 29, 2002, effective as of August 16, 2001, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 3, 2002. (Exhibit 4.5).

4.10 Amendment No. 4, dated September 23, 2002, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 4.3).

4.11 Amendment No. 5, dated February 12, 2003, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders. . 4.12 Amendment No. 6, dated March 13, 2003, to Loan and Security Agreement dated as of August 16, 2001 by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers, Charming Shoppes of Delaware, Inc., as Borrowers' Agent, Congress Financial Corporation, as Administrative Agent, Collateral Agent, Joint Lead Arranger and Joint Bookrunner, J.P. Morgan Business Credit Corp., as Co-Agent, Joint Lead Arranger and Joint Bookrunner and The Financial Institutions named therein, as Lenders.

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

10.1.4 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.4).

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

10.1.9 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.9).

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

10.1.12 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.1).

10.1.13 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-2 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.2).

10.1.14 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.3).

10.1.15 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.4).

10.1.16 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.5).

10.1.17 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.6).

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

10.2.5 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (Exhibit 10.1).

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002.

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

10.2.9 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.10 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.8).

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

10.2.15 Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 1999. (Exhibit 10.1).

10.2.16 First Amendment, dated as of February 6, 2003, to Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern.

10.2.17 Employment Agreement, dated as of March 12, 2003, by and between Charming Shoppes, Inc. and Erna Zint.

10.2.18 The Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (Exhibit 10.2.22).

10.2.19 The Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.24).

10.2.20 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (Exhibit 10.2.25).

10.2.21 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.2.29).

10.2.22 The Charming Shoppes, Inc. 2000 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.32).

10.2.23 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.20).

10.2.24 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.21).

10.2.25 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.22).

10.2.26 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) , incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.23).

10.2.27 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.24).

10.2.28 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.25).

10.2.29 Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company's Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.2.33).

10.2.30 Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements.

10.2.31 Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries.

21           Subsidiaries of Registrant

23           Consent of independent auditors

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.