Form 10-Q
period 2003-05-03
CHARMING SHOPPES INC
filed 2003-06-06
CIK 19353

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [X] No [ ]

     The number of shares outstanding of the issuer's Common Stock, as of May 23, 2003, was 112,981,870 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
      May 3, 2003 and February 1, 2003................................         2

Condensed Consolidated Statements of Operations
      Thirteen weeks ended May 3, 2003 and May 4, 2002................         3

Condensed Consolidated Statements of Comprehensive Income (Loss)
      Thirteen weeks ended May 3, 2003 and May 4, 2002................         4

Condensed Consolidated Statements of Cash Flows
      Thirteen weeks ended May 3, 2003 and May 4, 2002................         5

Notes to Condensed Consolidated Financial Statements..................    6 - 12

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements............................................   13 - 14

Critical Accounting Policies..........................................   14 - 15

Results of Operations.................................................   15 - 20

Liquidity and Capital Resources.......................................   20 - 22

Financing.............................................................        23

Market Risk...........................................................   23 - 24

Impact of Recent Accounting Pronouncements............................        24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...        24

Item 4.  Controls and Procedures......................................        24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................        25

Item 6.  Exhibits and Reports on Form 8-K.............................        25

SIGNATURES AND CERTIFICATIONS.........................................   26 - 28

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          May 3,       February 1,
(Dollars in thousands, except per-share amounts)                           2003           2003
                                                                           ----           ----
                                                                       (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ..........................................   $    97,629    $   102,026
Available-for-sale securities ......................................        54,613         50,286
Merchandise inventories ............................................       342,448        286,472
Deferred taxes .....................................................        17,986         11,726
Prepayments and other ..............................................        81,379         77,504
                                                                       -----------    -----------
    Total current assets ...........................................       594,055        528,014
                                                                       -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........       681,106        668,168
Less: accumulated depreciation and amortization ....................       360,033        348,295
                                                                       -----------    -----------
    Net property, equipment, and leasehold improvements ............       321,073        319,873
                                                                       -----------    -----------

Trademarks and other intangible assets .............................       170,973        171,138
Goodwill ...........................................................        68,594         68,594
Available-for-sale securities ......................................        24,864         23,472
Other assets .......................................................        28,253         28,065
                                                                       -----------    -----------
Total assets .......................................................   $ 1,207,812    $ 1,139,156
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...................................................   $   206,401    $   147,952
Accrued expenses ...................................................       147,324        163,598
Income taxes payable ...............................................        14,047          7,144
Current portion - long-term debt ...................................        13,644         12,595
Accrued expenses related to cost reduction plan ....................         1,581              0
                                                                       -----------    -----------
    Total current liabilities ......................................       382,997        331,289
                                                                       -----------    -----------

Deferred taxes and other non-current liabilities ...................        49,492         43,188
Long-term debt .....................................................       203,450        203,045

Stockholders' equity
Common Stock $.10 par value:
    Authorized - 300,000,000 shares
    Issued - 125,247,463 shares and 125,149,242 shares, respectively        12,525         12,515
Additional paid-in capital .........................................       200,683        200,040
Treasury stock at cost - 12,265,993 shares .........................       (84,136)       (84,136)
Deferred employee compensation .....................................        (3,521)        (3,370)
Accumulated other comprehensive loss ...............................          (502)          (550)
Retained earnings ..................................................       446,824        437,135
                                                                       -----------    -----------
    Total stockholders' equity .....................................       571,873        561,634
                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................   $ 1,207,812    $ 1,139,156
                                                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Thirteen Weeks Ended
                                                             --------------------
                                                             May 3,        May 4,
(In thousands, except per-share amounts)                      2003         2002(1)
                                                              ----         ----

Net sales ..............................................   $ 564,286     $ 630,616
                                                           ---------     ---------

Cost of goods sold, buying, and occupancy expenses .....     395,488       437,235
Selling, general, and administrative expenses ..........     145,265       159,156
Expenses related to cost reduction plan ................       4,431             0
                                                           ---------     ---------
Total operating expenses ...............................     545,184       596,391
                                                           ---------     ---------

Income from operations .................................      19,102        34,225

Other income, principally interest .....................         424           444
Interest expense .......................................      (3,805)       (6,802)
                                                           ---------     ---------

Income before income taxes, minority interest, and
    cumulative effect of accounting changes ............      15,721        27,867
Income tax provision ...................................       6,116        10,656
                                                           ---------     ---------
Income before minority interest and cumulative effect
    of accounting changes ..............................       9,605        17,211
Minority interest in net loss of consolidated subsidiary          84            61
                                                           ---------     ---------

Income before cumulative effect of accounting changes ..       9,689        17,272
Cumulative effect of accounting changes, net of
    income tax benefit of $2,758 .......................           0       (49,098)
                                                           ---------     ---------

Net income (loss) ......................................   $   9,689     $ (31,826)
                                                           =========     =========

 Basic net income (loss) per share:
    Before cumulative effect of accounting changes .....        $.09         $ .15
    Cumulative effect of accounting changes ............         .00          (.44)
                                                                ----         -----
    Net income (loss) ..................................        $.09         $(.28)(2)
                                                                ====         =====

Diluted net income (loss) per share:
    Before cumulative effect of accounting changes .....        $.08         $ .14
    Cumulative effect of accounting changes ............         .00          (.39)
                                                                ----         -----
    Net income (loss) ..................................        $.08         $(.24)(2)
                                                                ====         =====
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

(2)  Results do not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                            Thirteen Weeks Ended
                                                                            --------------------
                                                                             May 3,       May 4,
(In thousands)                                                                2003        2002(1)
                                                                              ----        ----

Net income (loss) .......................................................   $  9,689     $(31,826)
                                                                            --------     --------

Unrealized gains (losses) on available-for-sale securities, net of income
    taxes of $24 and $(20), respectively ................................        (38)          15
Reclassification of amortization of deferred loss on termination of
    derivative, net of income taxes of $(46) and $(46), respectively ....         86           86
                                                                            --------     --------
    Total other comprehensive income (loss), net of taxes ...............         48          101
                                                                            --------     --------

Comprehensive income (loss) .............................................   $  9,737     $(31,725)
                                                                            ========     ========
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Thirteen Weeks Ended
                                                                         --------------------
                                                                         May 3,         May 4,
(In thousands)                                                            2003          2002(1)
                                                                          ----          ----

Operating activities
Net income (loss) ...................................................   $   9,689     $ (31,826)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ...................................      19,270        18,335
    Write-down of Catherine's goodwill ..............................           0        43,975
    Cumulative effect of capitalization of cash received from vendors           0         7,881
    Deferred income taxes ...........................................      (1,025)       (2,211)
    Other, net ......................................................         694            33
    Changes in operating assets and liabilities:
       Merchandise inventories ......................................     (55,976)      (38,069)
       Accounts payable .............................................      58,449        41,664
       Prepayments and other ........................................      (4,048)      (14,148)
       Accrued expenses and other ...................................     (15,143)       28,093
       Income taxes payable .........................................       6,903             0
       Accrued restructuring costs ..................................           0        (1,274)
       Accrued expenses related to cost reduction plan ..............       1,581             0
                                                                        ---------     ---------
Net cash provided by operating activities ...........................      20,394        52,453
                                                                        ---------     ---------

Investing activities
Investment in capital assets ........................................     (13,325)      (10,606)
Proceeds from sales of available-for-sale securities ................       8,888             3
Gross purchases of available-for-sale securities ....................     (14,669)       (8,996)
Increase in other assets ............................................      (2,562)       (1,239)
                                                                        ---------     ---------
Net cash used in investing activities ...............................     (21,668)      (20,838)
                                                                        ---------     ---------

Financing activities
Proceeds from short-term borrowings .................................      81,172       222,613
Repayments of short-term borrowings .................................     (81,172)     (255,167)
Repayments of long-term borrowings ..................................      (3,382)       (2,355)
Proceeds from exercise of stock options .............................         259         4,053
                                                                        ---------     ---------
Net cash used in financing activities ...............................      (3,123)      (30,856)
                                                                        ---------     ---------

Increase (decrease) in cash and cash equivalents ....................      (4,397)          759
Cash and cash equivalents, beginning of period ......................     102,026        36,640
                                                                        ---------     ---------
Cash and cash equivalents, end of period ............................   $  97,629     $  37,399
                                                                        =========     =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes ..............   $       0     $      13
                                                                        =========     =========
Equipment acquired through capital leases ...........................   $   4,836     $     640
                                                                        =========     =========
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

     We have prepared the condensed consolidated balance sheet as of May 3, 2003, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002, without audit. In the opinion of our management, all adjustments (which include only normal recurring adjustments, except for the cumulative effect of accounting changes) necessary to present fairly the financial position at May 3, 2003, and the results of operations and cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002, have been made.

     We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our February 1, 2003 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 3, 2003 and May 4, 2002 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2004" and "Fiscal 2003" refer to our fiscal year ending January 31, 2004 and our fiscal year ended February 1, 2003, respectively. The terms "Fiscal 2004 First Quarter" and "Fiscal 2003 First Quarter" refer to the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The term "Fiscal 2004 Second Quarter" refers to the thirteen weeks ending August 2, 2003. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

     In the fourth quarter of Fiscal 2003, we adopted the provisions of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," as of the beginning of Fiscal 2003 and restated our results of operations for the first three quarters of Fiscal 2003. EITF Issue 02-16 addresses the accounting for cash consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products, from a reseller. The Issue provides accounting guidance on how a customer should characterize cash consideration received from a vendor, and when to recognize and how to measure that consideration in its income statement. The cumulative effect of the adoption of EITF Issue 02-16 as of the beginning of Fiscal 2003 was a charge of $5,123,000, net of income taxes of $2,758,000. For interim reporting, markdown allowances are deferred, and are recognized in the period in which markdown expenses are recognized.

     In accordance with the transition provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we performed a review of our goodwill and other indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2003. We determined that the carrying value of goodwill related to our acquisition of Catherines Stores Corporation exceeded its estimated fair value under SFAS No. 142. We recognized a charge of $43,975,000 as the cumulative effect of an accounting change as of the beginning of Fiscal 2003 to reduce the carrying value of the Catherine's goodwill to its estimated fair value. This charge has no tax effect, as it is not deductible for tax purposes.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements (continued)

     The results of operations for the Fiscal 2003 First Quarter as previously reported, prior to the restatement for the adoption of EITF Issue 02-16 and the cumulative effect of accounting changes for the adoption of EITF Issue 02-16 and SFAS No. 142, were as follows:

                                                        Thirteen
                                                      Weeks Ended
(In thousands, except per-share amounts)              May 4, 2002
                                                      -----------

Net sales............................................   $630,616
Cost of goods sold, buying, and occupancy expenses...    438,808
Net income...........................................     16,311

Net income per share:
    Basic............................................       $.15
    Diluted..........................................        .14

     We account for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. We amortize deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant over the vesting period of the award or option. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan. We have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

     The following table reconciles net income (loss) and net income (loss) per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income (loss) and pro forma net income (loss) per share using the fair value method under SFAS No. 123:

                                                                      Thirteen Weeks Ended
                                                                      --------------------
(In thousands, except per-share amounts)                            May 3, 2003   May 4, 2002
                                                                    -----------   -----------
                                                                                   (Restated)

Net income (loss), as reported ...................................   $   9,689    $  (31,826)
Add stock-based employee compensation as reported, using intrinsic
     value method, net of income taxes ...........................         270           208
Less stock-based employee compensation, using fair value method,
     net of income taxes .........................................        (989)       (1,365)
                                                                     ---------    ----------
Pro forma net income (loss) ......................................   $   8,970    $  (32,983)
                                                                     =========    ==========

Basic net income (loss) per share:
     As reported .................................................         .09          (.28)
     Pro forma ...................................................         .08          (.30)
Diluted net income (loss) per share:
     As reported .................................................         .08          (.24)
     Pro forma ...................................................         .08          (.25)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.  Trademarks and Other Intangible Assets

                                                       May 3,   February 1,
(In thousands)                                          2003       2003
                                                        ----       ----

Trademarks, tradenames, and internet domain names .   $168,800   $168,800
Customer lists and covenant not to compete ........      3,300      3,300
                                                      --------   --------
Total at cost .....................................    172,100    172,100
Less accumulated amortization of customer lists and
    covenant not to compete .......................      1,127        962
                                                      --------   --------
Net trademarks and other intangible assets ........   $170,973   $171,138
                                                      ========   ========


3.  Long-term Debt

                                           May 3,   February 1,
(In thousands)                              2003       2003
                                            ----       ----

4.75% Senior Convertible Notes due 2012   $150,000   $150,000
Capital lease obligations .............     33,971     31,703
6.53% mortgage note ...................     13,300     13,650
7.77% mortgage note ...................     10,372     10,478
7.5% mortgage note ....................      6,006      6,059
8.15% note ............................      3,445      3,750
                                          --------   --------
Total long-term debt ..................    217,094    215,640
Less current portion ..................     13,644     12,595
                                          --------   --------
Long-term debt ........................   $203,450   $203,045
                                          ========   ========


4.  Stockholders' Equity

                                                                          Thirteen
                                                                        Weeks Ended
(In thousands)                                                          May 3, 2003
                                                                        -----------

Total stockholders' equity, beginning of period ......................   $ 561,634
Net income ...........................................................       9,689
Exercises of stock options ...........................................          86
Amortization of deferred compensation expense ........................         416
Amortization of deferred loss on termination of derivative, net of tax          86
Unrealized losses on available-for-sale securities, net of tax .......         (38)
                                                                         ---------
Total stockholders' equity, end of period ............................   $ 571,873
                                                                         =========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  Customer Loyalty Card Program

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 First Quarter and Fiscal 2003 First Quarter, we recognized revenues of $4,173,000 and $4,311,000, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We plan to terminate this program by the end of the Fiscal 2004 Second Quarter.

     During the Fiscal 2004 First Quarter, we introduced a new customer loyalty card program that is being operated under our proprietary credit card program. For an annual fee of $25, the program grants, among other benefits, a $20 discount each time a customer accumulates over $200 of purchases (up to $2,000 of purchases) to be applied at the next purchase. We have accrued $2,100,000 for the estimated costs of discounts earned during the Fiscal 2004 First Quarter, based on year-to-date purchases. Customers are entitled to a full refund of the $25 annual fee if membership is canceled within 90 days. After 90 days the refund will be reduced by a pro rata amount over nine months. Accordingly, revenues from card fees under the program will be recognized as sales on a pro rata basis after 90 days. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 First Quarter, no revenues were recognized in connection with the new loyalty card program.


6.  Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the company and to realize efficiencies available to us, in order to improve profitability. The components of the cost reduction plan are as follows:

     o Reduction in corporate operating expenses by streamlining processes and gaining optimal pricing through the consolidation of vendors and the continued centralization of finance, human resources, and other administrative functions in order to leverage the efficiency of our shared services organization.

     o    Workforce reduction at our corporate and divisional home offices.

     o Consolidation of our Memphis, Tennessee distribution center into our distribution center in White Marsh, Maryland.

     o Consolidation of our Hollywood, Florida credit operations into our Milford, Ohio facility.

     o Closing of the 9 Monsoon/Accessorize stores that we operate under a joint venture with Monsoon plc.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


6. Expenses Related to Cost Reduction Plan (continued)

     We are accounting for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total estimated costs related to the plan are $10,425,000, of which $4,431,000 of costs were incurred during the Fiscal 2004 First Quarter. We expect to incur the majority of the remaining costs in connection with the plan by the end of the Fiscal 2004 Second Quarter.

     The total estimated costs related to the plan consist of the following:

(In thousands)

Workforce reduction costs ................................   $ 3,160
Lease termination and related costs ......................     3,264
Acceleration of depreciation of property, equipment,
     and leasehold improvements...........................     3,224
Other facility closure costs .............................       777
                                                             -------
Total estimated costs ....................................   $10,425
                                                             =======

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 First Quarter, we terminated 118 employees and accrued the severance benefit in accordance with SFAS No. 146. We expect to terminate approximately 250 additional employees during the Fiscal 2004 Second Quarter in connection with the closing of our Memphis, Tennessee distribution center and our Hollywood, Florida credit operations. In accordance with SFAS No. 146, we are recognizing retention bonuses ratably over the future service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we will recognize the value of the remaining lease obligation related to the Hollywood, Florida facility in June 2003 when we close the facility. Accelerated depreciation costs mainly represent the acceleration of depreciation of the net book value of the assets at our Memphis, Tennessee distribution center, which we expect to close in June 2003, to their estimated salvage value. During the Fiscal 2004 First Quarter, we made the decision to sell the Memphis, Tennessee distribution center.

     Costs accrued in connection with the plan, and payments/settlements against the accrual for the Fiscal 2004 First Quarter, were as follows:

                                                   Costs for
                                                 Quarter Ended   Payments/     Accrued at
(In thousands)                                    May 3, 2003   Settlements   May 3, 2003
                                                  -----------   -----------   -----------

Workforce reduction costs ......................    $ 2,409       $  (828)      $ 1,581
Lease termination and related costs ............        301          (301)            0
Accelerated depreciation costs (non-cash charge)      1,363        (1,363)            0
Other facility closure costs ...................        358          (358)            0
                                                    -------       -------       -------
Total ..........................................    $ 4,431       $(2,850)      $ 1,581
                                                    =======       =======       =======

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


6. Expenses Related to Cost Reduction Plan (continued)

     Expenses related to the plan incurred during the Fiscal 2004 First Quarter are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.


7.  Net Income (Loss) Per Share

                                                                                     Thirteen Weeks Ended
                                                                                     --------------------
(In thousands, except per-share amounts)                                           May 3, 2003  May 4, 2002
                                                                                   -----------  -----------
                                                                                                (Restated)

Basic weighted average common shares outstanding ...............................     112,361      111,741
Dilutive effect of assumed conversion of convertible notes .....................      15,182       12,875
Dilutive effect of stock options ...............................................         185        2,387
                                                                                     -------      -------
Diluted weighted average common shares and equivalents outstanding .............     127,728      127,003
                                                                                     =======      =======

Income before cumulative effect of accounting changes ..........................     $ 9,689     $ 17,272
Decrease in interest expense from assumed conversion of notes,
    net of income taxes ........................................................       1,099        1,120
                                                                                     -------     --------
Income before cumulative effect of accounting changes used to
    determine diluted net income per share .....................................      10,788       18,392
Cumulative effect of accounting changes ........................................           0      (49,098)
                                                                                     -------     --------
Net income (loss) used to determine diluted net income (loss) per share ........     $10,788     $(30,706)
                                                                                     =======     ========

Options with weighted average exercise price greater than market price, excluded from computation of diluted net income (loss) per share:
    Number of shares ...........................................................      11,626          828
    Weighted average exercise price per share ..................................       $6.07       $12.01


8.  Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our adoption of SFAS No. 143 as of the beginning of Fiscal 2004 did not have a material impact on our financial position or results of operations.

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

     We have adopted the interim financial statement disclosure requirements of SFAS No. 148 in the Fiscal 2004 First Quarter. At the present time, we do not intend to change from the intrinsic value method of accounting for stock-based compensation to the fair value method.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date.

     We do not currently hold derivative instruments subject to the provisions of SFAS No. 133, as amended. We do not expect that adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that financial instruments within the scope of the statement be classified as a liability (or an asset in some circumstances). Under previous guidance, such instruments could be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.

     We have not issued financial instruments subject to the provisions of SFAS No. 150. We do not expect that adoption of SFAS No. 150 will have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our annual report on Form 10-K for the fiscal year ended February 1, 2003. As used in this management's discussion and analysis, the terms "Fiscal 2004" and "Fiscal 2003" refer to our fiscal year ending January 31, 2004 and our fiscal year ended February 1, 2003, respectively. The terms "Fiscal 2004 First Quarter" and "Fiscal 2003 First Quarter" refer to the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The terms Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter" refer to the thirteen weeks ending August 2, 2003 and the thirteen weeks ended August 3, 2002, respectively. The term "Fiscal 2005" refers to our fiscal year ending January 29, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures and cost reductions, plans for future operations, and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect," "should," "project," "estimate," "predict," "anticipate," "plan," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

     Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following:

     o Our business is dependent upon our being able to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors, which we may not be able to successfully accomplish in the future.

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

     o We may experience disruptions in the flow of our merchandise during the relocation of our Memphis, Tennessee and Columbus, Ohio distribution centers to our White Marsh, Maryland distribution center.

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

     o We may be unable to successfully integrate Lane Bryant into our current operating structure, or implement our plan to improve merchandise assortments and sales performance in our Lane Bryant stores. We also currently rely on logistics services from Limited Brands, Inc. ("Limited Brands") with respect to our Lane Bryant stores.


CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are discussed in the management's discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our annual report on Form 10-K for the fiscal year ended February 1, 2003. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes in our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

     During the Fiscal 2004 First Quarter, we introduced a new customer loyalty card program that is being operated under our proprietary credit card program. See "Net Sales" below for further details of this program.


RESULTS OF OPERATIONS

     The following table presents certain financial data expressed as a percentage of net sales and on a comparative basis:

                                                                                        Percentage
                                                                                         Increase/
                                                         Thirteen Weeks Ended           (Decrease)
                                                         --------------------           From Prior
                                                      May 3, 2003       May 4, 2002       Period
                                                      -----------       -----------       ------
                                                                         (Restated)

Net sales...........................................    100.0%            100.0%          (10.5)%
Cost of goods sold, buying, and occupancy expenses..     70.1              69.3            (9.5)
Selling, general, and administrative expenses.......     25.7              25.2            (8.7)
Expenses related to cost reduction plan.............      0.8               --              --
Income from operations..............................      3.4               5.4           (44.2)
Other income, principally interest..................      0.1               0.1            (4.5)
Interest expense....................................      0.7               1.1           (44.1)
Income tax provision................................      1.1               1.7           (42.6)
Minority interest in net loss of subsidiary.........      --                --             37.7
Cumulative effect of accounting changes.............      --               (7.8)         (100.0)
Net income (loss)...................................      1.7              (5.0)            --
--------------------

Results may not add due to rounding.


     The following table presents our net sales by store brand:

                                                     Thirteen Weeks Ended
                                                     --------------------
(In millions)                                   May 3, 2003        May 4, 2002
                                                -----------        -----------

Fashion Bug..................................     $252.9             $289.9
Lane Bryant..................................      224.9              238.8
Catherine's..................................       85.7              101.0(1)
Monsoon/Accessorize..........................        0.8                0.9
                                                  ------             ------
Total net sales..............................     $564.3             $630.6
                                                  ======             ======
--------------------

(1) Includes sales from 41 Added Dimensions stores that were closed during Fiscal 2003.

     The following table presents certain additional information related to changes in our net sales:

                                                                    Thirteen Weeks Ended
                                                                    --------------------
                                                                 May 3, 2003     May 4, 2002
                                                                 -----------     -----------

Decrease in comparable store sales (1):
       Fashion Bug.............................................      (3)%            (3)%
       Catherine's.............................................      (2)             (2)
       Lane Bryant.............................................     (11)             --

Sales from new stores as a percentage of total consolidated
   prior-period sales:
       Fashion Bug.............................................       1               4
       Catherine's.............................................       1               3
       Lane Bryant.............................................       3              61

Prior-period sales from closed stores as a percentage of total consolidated prior-period sales:
       Fashion Bug.............................................      (5)             (3)
       Catherine's/Added Dimensions............................      (3)             (3)
       Lane Bryant.............................................      (1)             --

Increase (decrease) in total consolidated sales................     (11)             60
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.


Comparison of Thirteen Weeks Ended May 3, 2003 and May 4, 2002

Net Sales

     Net sales were $564.3 million for the quarter ended May 3, 2003 ("Fiscal 2004 First Quarter"), a decrease of 10.5% from net sales of $630.6 million for the quarter ended May 4, 2002 ("Fiscal 2003 First Quarter"). The number of retail stores in operation at the end of the Fiscal 2004 First Quarter was 2,245 stores, compared to 2,415 stores at the end of the Fiscal 2003 First Quarter. We experienced a year-over-year decrease in overall comparable store sales of 6%. The decrease in sales was due primarily to negative results at our Lane Bryant chain and the decrease in the number of operating stores. As a result of continuing soft demand for apparel caused by a weak economic environment, we continued to experience lower customer traffic levels at each of our chains. Lane Bryant stores experienced comparable store sales decreases in sweaters, wear-to-work and denim separates, and casual woven tops, which were partially offset by increases in casual woven separates, wear-to-work tops, and intimate apparel. The Lane Bryant chain continued to experience poor customer acceptance of certain of its spring apparel merchandise assortments during the Fiscal 2004 First Quarter, resulting in higher levels of promotional pricing. This trend could continue to negatively impact our results for the Fiscal 2004 Second Quarter. Our plans at Lane Bryant include improved merchandise assortments for the 2003 fall season, which should result in improved sales performance for the chain. Fashion Bug stores experienced comparable store sales decreases in junior and missy sportswear and dresses, which were partially offset by increases in intimate apparel and plus sportswear. For Catherine's Stores, comparable store sales decreases in career and casual sportswear were partially offset by increases in dresses and intimate apparel.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 First Quarter and Fiscal 2003 First Quarter, we recognized revenues of $4.2 million and $4.3 million, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We plan to terminate this program by the end of the Fiscal 2004 Second Quarter.

     During the Fiscal 2004 First Quarter, we introduced a new customer loyalty card program that is being operated under our proprietary credit card program. For an annual fee of $25, the program grants, among other benefits, a $20 discount each time a customer accumulates over $200 of purchases (up to $2,000 of purchases) to be applied at the next purchase. We have accrued $2.1 million for the estimated costs of discounts earned during the Fiscal 2004 First Quarter, based on year-to-date purchases. Customers are entitled to a full refund of the $25 annual fee if membership is canceled within 90 days. After 90 days the refund will be reduced by a pro rata amount over nine months. Accordingly, revenues from card fees under the program will be recognized as sales on a pro rata basis after 90 days. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 First Quarter, no revenues were recognized in connection with the new loyalty card program.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $395.5 million in the Fiscal 2004 First Quarter, a decrease of 9.5% from $437.2 million in the Fiscal 2003 First Quarter, principally reflecting the decrease in net sales. As a percentage of net sales, these costs increased 0.8% in the Fiscal 2004 First Quarter as compared to the Fiscal 2003 First Quarter.

     Cost of goods sold as a percentage of net sales decreased 0.8% in the Fiscal 2004 First Quarter as compared to the Fiscal 2003 First Quarter. The decrease was a result of higher merchandise margins in our Fashion Bug and Catherine's chains, partially offset by lower margins in our Lane Bryant chain. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 1.6% in the Fiscal 2004 First Quarter as compared to the Fiscal 2003 First Quarter. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative overall comparable store sales, particularly in our Lane Bryant chain. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $145.3 million in the Fiscal 2004 First Quarter, a decrease of 8.7% from $159.2 million in the Fiscal 2003 First Quarter. As a percentage of net sales, these costs increased by 0.5% in the Fiscal 2004 First Quarter as compared to the Fiscal 2003 First Quarter. Selling expenses as a percentage of sales for the Fiscal 2004 First Quarter increased 0.7% from the prior-year period, primarily as a result of the lack of leverage from the decrease in comparable store sales. General and administrative expenses decreased 0.2% as a percentage of sales, primarily as a result of the realization of cost reduction initiatives, partially offset by the lack of leverage from negative comparable store sales.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the company and to realize efficiencies available to us, in order to improve profitability. We expect this cost reduction plan to improve annualized pre-tax earnings by approximately $45 million, with an improvement of approximately $18 million in pre-tax earnings during Fiscal 2004. We expect that the full annual pre-tax benefit of $45 million will first be realized during Fiscal 2005. We expect the execution of the plan to have no material after-tax cash impact. The components of the cost reduction plan are as follows:

     o Reduction in corporate operating expenses by streamlining processes and gaining optimal pricing through the consolidation of vendors and the continued centralization of finance, human resources, and other administrative functions in order to leverage the efficiency of our shared services organization.

     o    Workforce reduction at our corporate and divisional home offices.

     o Consolidation of our Memphis, Tennessee distribution center into our distribution center in White Marsh, Maryland.

     o Consolidation of our Hollywood, Florida credit operations into our Milford, Ohio facility.

     o Closing of the 9 Monsoon/Accessorize stores that we operate under a joint venture with Monsoon plc.

     We are accounting for the plan in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total estimated costs related to the plan are $10.4 million, of which $4.4 million of costs were incurred during the Fiscal 2004 First Quarter. We expect to incur the majority of the remaining costs in connection with the plan by the end of the Fiscal 2004 Second Quarter.

     The total estimated costs related to the plan consist of the following:

(In millions)

Workforce reduction costs................................   $ 3.1
Lease termination and related costs......................     3.3
Acceleration of depreciation of property, equipment,
     and leasehold improvements..........................     3.2
Other facility closure costs ............................     0.8
                                                            -----
Total estimated costs....................................   $10.4
                                                            =====

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 First Quarter, we terminated 118 employees and accrued the severance benefit in accordance with SFAS No. 146. We expect to terminate approximately 250 additional employees during the Fiscal 2004 Second Quarter in connection with the closing of our Memphis, Tennessee distribution center and our Hollywood, Florida credit operations. In accordance with SFAS No. 146, we are recognizing retention bonuses ratably over the future service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we will recognize the value of the remaining lease obligation related to the Hollywood, Florida facility in June 2003 when we close the facility. Accelerated depreciation costs mainly represent the acceleration of depreciation of the net book value of the assets at our Memphis, Tennessee distribution center, which we expect to close in June 2003, to their estimated salvage value. During the Fiscal 2004 First Quarter, we made the decision to sell the Memphis, Tennessee distribution center.

     Costs accrued in connection with the plan, and payments/settlements against the accrual for the Fiscal 2004 First Quarter, were as follows:

                                                  Costs for
                                                Quarter Ended    Payments/     Accrued at
(In millions)                                    May 3, 2003    Settlements    May 3, 2003
                                                 -----------    -----------    -----------

Workforce reduction costs.......................     $2.4          $(0.8)           $1.6
Lease termination and related costs.............      0.3           (0.3)            0.0
Accelerated depreciation costs (non-cash charge)      1.4           (1.4)            0.0
Other facility closure costs....................      0.3           (0.3)            0.0
                                                     ----          ------           ----
Total...........................................     $4.4          $(2.8)           $1.6
                                                     ====          ======           ====

     Expenses incurred during the Fiscal 2004 First Quarter are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.

Other Income/Interest Expense

     Other income (principally interest income) was $0.4 million in the Fiscal 2004 First Quarter, unchanged from $0.4 million in the Fiscal 2003 First Quarter. Interest expense was $3.8 million in the Fiscal 2004 First Quarter, a decrease of 44.1% from $6.8 million in the Fiscal 2003 First Quarter. The decrease was the result of both lower interest rates on borrowings and reduced levels of borrowings in the Fiscal 2004 First Quarter as compared to the Fiscal 2003 First Quarter. During the Fiscal 2003 Second Quarter, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes.

Income Tax Provision

     The income tax provision for the Fiscal 2004 First Quarter was $6.1 million, resulting in a 38.9% effective tax rate, as compared to an income tax provision for the Fiscal 2003 First Quarter of $10.7 million, resulting in a 38.2% effective tax rate.

Cumulative Effect of Accounting Changes

     In Fiscal 2003, we changed our method of accounting for cash consideration received from a vendor in accordance with the provisions of FASB Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue 02-16 addresses the accounting for cash consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products, from a reseller. The Issue provides accounting guidance on how a customer should characterize cash consideration received from a vendor and when to recognize and how to measure that consideration in its income statement.

     We adopted the provisions of EITF Issue 02-16 as of the beginning of Fiscal 2003 and restated our results of operations for the first three quarters of Fiscal 2003. The cumulative effect of the adoption of EITF Issue 02-16 as of the beginning of Fiscal 2003 was a charge of $5.1 million, net of income taxes of $2.8 million.

     In accordance with the transition provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," we performed a review of our goodwill and other indefinite-lived intangible assets for impairment during the Fiscal 2003 Second Quarter. We determined that the carrying value of goodwill related to our Catherine's stores acquisition exceeded the estimated fair value of the goodwill under SFAS No. 142. We recognized a charge of $44.0 million as the cumulative effect of an accounting change as of the beginning of Fiscal 2003 to reduce the carrying value of the Catherine's goodwill to its estimated fair value. This charge has no tax effect, as it is not deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facility.

     The following table highlights certain information related to our liquidity and capital resources:

                                            May 3,     February 1,
(Dollars in millions)                        2003         2003
                                             ----         ----

Cash and cash equivalents................  $  97.6       $102.0
Long-term available-for-sale securities..     24.9         23.5
Working capital..........................    211.1        196.7
Current ratio............................      1.6          1.6
Long-term debt to equity ratio...........     35.6%        36.2%

     Our net cash provided by operating activities was $20.4 million for the Fiscal 2004 First Quarter, as compared to $52.5 million for the Fiscal 2003 First Quarter. The decrease was primarily a result of a $7.6 million decrease in net income before non-cash charges and the cumulative effect of accounting changes, and a $23.4 million decrease in net prepaid and accrued expenses.

     Our capital expenditures were $13.3 million during the Fiscal 2004 First Quarter. In addition, we acquired $4.8 million of equipment under capital leases. During the remainder of Fiscal 2004, we anticipate incurring additional capital expenditures of approximately $35.0 - $40.0 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds. In addition to the $35.0 - $40.0 million of capital expenditures discussed above, we expect to incur approximately $4.0 million of additional capital lease financing over the next three to six months for equipment for, and improvements to, the White Marsh facility.

     The following table sets forth information with respect to our store activity for the Fiscal 2004 First Quarter and planned store activity for all of Fiscal 2004 (including the Fiscal 2004 First Quarter):

                                Fashion     Lane                    Monsoon/
                                  Bug      Bryant    Catherine's   Accessorize    Total
                                  ---      ------    -----------   -----------    -----
Fiscal 2004 First Quarter:
Stores at February 1, 2003....   1,083       689         467            9         2,248
                                 -----       ---         ---           --         -----

Stores opened.................       1         9           2                         12
Stores converted..............                 4(1)                                   4
Stores closed.................     (11)       (3)         (4)          (1)         ( 19)
                                 -----       ---         ---           --         -----
Net change in stores..........     (10)       10          (2)          (1)           (3)
                                 -----       ---         ---           --         -----

Stores at May 3, 2003.........   1,073       699         465            8         2,245
                                 =====       ===         ===           ==         =====

Stores relocated during period       7         2           5                         14
Stores remodeled during period                 3           2                          5

Fiscal 2004:
Planned store openings........       2     33-36       10-15                      45-53
Planned store closings........   25-30        15          15            8         63-68
Planned store relocations.....   20-25     20-25       15-20                      55-70
--------------------

(1) Fashion Bug stores closed prior to February 1, 2003 which were converted to Lane Bryant stores during the Fiscal 2004 First Quarter.

     We have formed a trust called the Charming Shoppes Master Trust to which Spirit of America National Bank, our credit card bank, has transferred, through a special-purpose entity, its interest in credit card receivables created under our Fashion Bug proprietary credit card program. We, together with the trust, have entered into various agreements under which the trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the trust has entered into the securitization agreement. We securitized $74.6 million of credit card receivables in the Fiscal 2004 First Quarter and had $277.1 million of securitized credit card receivables outstanding as of May 3, 2003. We held certificates and retained interests in our securitizations of $54.4 million as of May 3, 2003, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. At May 3, 2003, Charming Shoppes Receivables Corp. held $44.1 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $0.7 million (which are included in the $54.4 million of retained interests we held at May 3, 2003). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to hold proceeds of receivables within the trust as additional enhancement, which proceeds would otherwise be available to be paid to us with respect to our subordinated interests. For example, if either we or the trust fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the trust to stop using collections on trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we should have sufficient notice to seek alternative forms of financing through other third-party providers. As of May 3, 2003, the trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. Additional information regarding this program is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II,
Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Asset Securitization" of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

     We also have non-recourse agreements under which third parties provide accounts receivable proprietary credit card sales funding programs for both our Catherine's and Lane Bryant stores. These funding programs expire in January 2005 for Catherine's and in January 2006 for Lane Bryant. Under these agreements, the third parties reimburse us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Additional information regarding these agreements is included in "Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Asset Securitization" of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

FINANCING

     As of May 3, 2003, we had a $300.0 million revolving credit facility, which provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise and for other guarantees. As of May 3, 2003, there were no borrowings outstanding under the revolving credit facility. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, and can be renewed for an additional year at our option.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of May 3, 2003, the interest rate on borrowings under the revolving credit line was 4.25%.

     The revolving credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The revolving credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). As of May 3, 2003, we were not in violation of any of the covenants included in the revolving credit facility. As of May 3, 2003, the excess availability under the revolving credit facility was $193.4 million.

     Additional information regarding our long-term borrowings is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Debt" of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

     As of May 3, 2003, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million additional shares of our common stock. Our ability to exercise this authority currently is restricted by the terms of our revolving credit facility and an agreement with Limited Brands that we entered into in conjunction with our acquisition of Lane Bryant. Subject to obtaining consents, and as conditions may allow, we may acquire additional shares of our common stock. Such shares, if purchased, would be held as treasury shares.


MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. As of May 3, 2003, a portion of the certificates have fixed rates. To the extent that interest rates decline, we may be exposed to interest-rate risk on our fixed-rate certificates. The floating rate index on our floating-rate certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of May 3, 2003, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2004, an increase of approximately $700 thousand in selling, general, and administrative expenses would result.

     As of May 3, 2003, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 8. Impact of Recent Accounting Pronouncements" above.


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

     Within the 90-day period prior to the filing of this report on Form 10-Q (the "Evaluation Date"), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Furthermore, there have been no significant changes in our internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in internal controls) that could significantly affect those controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     On April 17, 2003, Donald Brown, Thomas Lamore, and Sau Yeung filed suit against 109 entities, including Lane Bryant, Inc., in the Los Angeles County Superior Court, California. The named plaintiffs purport to represent a class of applicants for employment against 109 defendants, alleging, among other things, violations of California state laws regarding the questioning of job applicants about certain illegal drug-related criminal convictions. We are conducting a preliminary investigation of the allegations, but we have not made any final judgments about the likelihood of class certification or liability of Lane Bryant. Other than this matter, there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

10.1 Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.

     (b) Reports on Form 8-K

     On March 18, 2003, we filed a Current Report on Form 8-K to report, under "Item 9. Regulation FD Disclosure," our early adoption of the provisions of Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including A Reseller) for Cash Consideration Received from a Vendor," effective as of the beginning of our fiscal year ended February 1, 2003 ("Fiscal 2003"). The information provided under Item 9 included a discussion of the impact of adoption of EITF Issue 02-16 on our reported results for Fiscal 2003 and our condensed consolidated statements of operations for the first three quarters of Fiscal 2003 as originally reported and as restated for the adoption of EITF Issue 02-16.

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      June 6, 2003                    /S/DORRIT J. BERN
                                           -----------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      June 6, 2003                    /S/ERIC M. SPECTER
                                           ------------------
                                           Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date:      June 6, 2003                /S/DORRIT J. BERN
                                       -----------------
                                       Dorrit J. Bern
                                       Chairman of the Board
                                       President and Principal Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date:      June 6, 2003                /S/ERIC M. SPECTER
                                       ------------------
                                       Eric M. Specter
                                       Executive Vice President
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

     10.1 Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003.

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Executive Officer of the Company.

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by the Chief Financial Officer of the Company.