Form 10-Q
period 2003-08-02
CHARMING SHOPPES INC
filed 2003-09-11
CIK 19353

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

                  For the quarterly period ended August 2, 2003

                                       or

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

     The number of shares outstanding of the issuer's Common Stock, as of August 28, 2003, was 113,072,721 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
      August 2, 2003 and February 1, 2003...................................       2

Condensed Consolidated Statements of Operations
      Thirteen weeks ended August 2, 2003 and August 3, 2002................       3
      Twenty-six weeks ended August 2, 2003 and August 3, 2002..............       4

Condensed Consolidated Statements of Comprehensive Income (Loss)
      Thirteen and Twenty-six weeks ended August 2, 2003 and August 3, 2002.       5

Condensed Consolidated Statements of Cash Flows
      Twenty-six weeks ended August 2, 2003 and August 3, 2002..............       6

Notes to Condensed Consolidated Financial Statements........................  7 - 16

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements.................................................. 17 - 18

Critical Accounting Policies................................................ 18 - 19

Results of Operations....................................................... 19 - 27

Liquidity and Capital Resources............................................. 27 - 30

Financing................................................................... 30 - 31

Market Risk.................................................................      31

Impact of Recent Accounting Pronouncements..................................      32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........      32

Item 4.  Controls and Procedures............................................      32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................      33

Item 4.  Submission of Matters to a Vote of Security Holders................      33

Item 6.  Exhibits and Reports on Form 8-K...................................      34

SIGNATURES..................................................................      35

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         August 2,     February 1,
(Dollars in thousands, except per-share amounts)                           2003           2003
                                                                           ----           ----
                                                                        (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ..........................................   $   139,874    $   102,026
Available-for-sale securities ......................................        51,226         50,286
Merchandise inventories ............................................       307,052        286,472
Deferred taxes .....................................................        17,970         11,726
Prepayments and other ..............................................        80,378         77,504
                                                                       -----------    -----------
    Total current assets ...........................................       596,500        528,014
                                                                       -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........       694,817        668,168
Less accumulated depreciation and amortization .....................       374,406        348,295
                                                                       -----------    -----------
    Net property, equipment, and leasehold improvements ............       320,411        319,873
                                                                       -----------    -----------

Trademarks and other intangible assets .............................       170,808        171,138
Goodwill ...........................................................        68,594         68,594
Available-for-sale securities ......................................        24,275         23,472
Other assets .......................................................        26,588         28,065
                                                                       -----------    -----------
Total assets .......................................................   $ 1,207,176    $ 1,139,156
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...................................................   $   184,013    $   147,952
Accrued expenses ...................................................       146,559        163,598
Income taxes payable ...............................................         9,559          7,144
Current portion - long-term debt ...................................        14,626         12,595
Accrued expenses related to cost reduction plan ....................         3,678              0
                                                                       -----------    -----------
    Total current liabilities ......................................       358,435        331,289
                                                                       -----------    -----------

Deferred taxes and other non-current liabilities ...................        53,372         43,188
Long-term debt .....................................................       204,102        203,045

Stockholders' equity
Common Stock $.10 par value:
    Authorized - 300,000,000 shares
    Issued - 125,333,748 shares and 125,149,242 shares, respectively        12,533         12,515
Additional paid-in capital .........................................       201,057        200,040
Treasury stock at cost - 12,265,993 shares .........................       (84,136)       (84,136)
Deferred employee compensation .....................................        (3,259)        (3,370)
Accumulated other comprehensive loss ...............................          (397)          (550)
Retained earnings ..................................................       465,469        437,135
                                                                       -----------    -----------
    Total stockholders' equity .....................................       591,267        561,634
                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................   $ 1,207,176    $ 1,139,156
                                                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Thirteen Weeks Ended
                                                             --------------------
                                                            August 2,    August 3,
(In thousands, except per-share amounts)                      2003        2002(1)
                                                              ----        -------

Net sales ..............................................   $ 605,456    $ 638,307
                                                           ---------    ---------

Cost of goods sold, buying, and occupancy expenses .....     428,425      441,376
Selling, general, and administrative expenses ..........     136,899      151,391
Expenses related to cost reduction plan ................       6,389            0
                                                           ---------    ---------
Total operating expenses ...............................     571,713      592,767
                                                           ---------    ---------

Income from operations .................................      33,743       45,540

Other income, principally interest .....................         540          719
Interest expense .......................................      (3,849)      (5,678)
                                                           ---------    ---------

Income before income taxes and minority interest .......      30,434       40,581
Income tax provision ...................................      11,838       15,501
                                                           ---------    ---------
Income before minority interest ........................      18,596       25,080
Minority interest in net loss of consolidated subsidiary          49          390
                                                           ---------    ---------

Net income .............................................   $  18,645    $  25,470
                                                           =========    =========

Basic net income per share..............................       $ .17        $ .22
                                                               =====        =====

Diluted net income per share............................       $ .15        $ .20
                                                               =====        =====
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Twenty-six Weeks Ended
                                                              ----------------------
                                                             August 2,      August 3,
(In thousands, except per-share amounts)                       2003          2002(1)
                                                               ----          -------

Net sales ..............................................   $ 1,169,742    $ 1,268,923
                                                           -----------    -----------

Cost of goods sold, buying, and occupancy expenses .....       823,913        878,611
Selling, general, and administrative expenses ..........       282,164        310,547
Expenses related to cost reduction plan ................        10,820              0
                                                           -----------    -----------
Total operating expenses ...............................     1,116,897      1,189,158
                                                           -----------    -----------

Income from operations .................................        52,845         79,765

Other income, principally interest .....................           964          1,163
Interest expense .......................................        (7,654)       (12,480)
                                                           -----------    -----------

Income before income taxes, minority interest, and
    cumulative effect of accounting changes ............        46,155         68,448
Income tax provision ...................................        17,954         26,157
                                                           -----------    -----------
Income before minority interest and cumulative effect
    of accounting changes ..............................        28,201         42,291
Minority interest in net loss of consolidated subsidiary           133            451
                                                           -----------    -----------

Income before cumulative effect of accounting changes ..        28,334         42,742
Cumulative effect of accounting changes, net of
    income tax benefit of $2,758 .......................             0        (49,098)
                                                           -----------    -----------

Net income (loss) ......................................   $    28,334    $    (6,356)
                                                           ===========    ===========

 Basic net income (loss) per share:
    Before cumulative effect of accounting changes......         $ .25          $ .38
    Cumulative effect of accounting changes.............           .00           (.43)
                                                                 -----          -----
    Net income (loss)...................................         $ .25          $(.06)(2)
                                                                 =====          =====

Diluted net income (loss) per share:
    Before cumulative effect of accounting changes......         $ .24          $ .34
    Cumulative effect of accounting changes.............           .00           (.37)
                                                                 -----          -----
    Net income (loss)...................................         $ .24          $(.03)
                                                                 =====          =====
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements). (2) Results do not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                       Thirteen Weeks Ended     Twenty-six Weeks Ended
                                                       --------------------     ----------------------
                                                       August 2,   August 3,    August 2,     August 3,
(In thousands)                                           2003       2002(1)       2003         2002(1)
                                                         ----       -------       ----         -------

Net income (loss) ..................................   $ 18,645    $ 25,470     $ 28,334      $ (6,356)
                                                       --------    --------     --------      --------

Unrealized gains (losses) on available-for-sale
    securities, net of income taxes of $(13), $79,
    $11, and $59, respectively .....................         20        (112)         (18)          (97)
Reclassification of amortization of deferred loss on
    termination of derivative, net of income taxes
    of $(46), $(46), $(92) and $(92), respectively .         85          85          171           171
                                                       --------    --------     --------      --------
Total other comprehensive income (loss),
    net of taxes ...................................        105         (27)         153            74
                                                       --------    --------     --------      --------

Comprehensive income (loss) ........................   $ 18,750    $ 25,443     $ 28,487      $ (6,282)
                                                       ========    ========     ========      ========

--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Twenty-six Weeks Ended
                                                                         ----------------------
                                                                         August 2,    August 3,
(In thousands)                                                             2003        2002(1)
                                                                           ----        -------

Operating activities
Net income (loss) ...................................................   $  28,334    $  (6,356)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ...................................      39,226       38,813
    Write-down of Catherine's Goodwill ..............................           0       43,975
    Cumulative effect of capitalization of cash received from vendors           0        7,881
    Deferred income taxes ...........................................       2,240       (2,230)
    Loss from disposition of capital assets .........................       1,342        1,870
    Capitalized interest on conversion of convertible notes .........           0        3,026
    Other, net ......................................................        (133)        (451)
    Changes in operating assets and liabilities:
       Merchandise inventories ......................................     (20,580)      (7,803)
       Accounts payable .............................................      36,061       33,228
       Prepayments and other ........................................      (2,968)     (14,172)
       Accrued expenses and other ...................................     (15,286)      20,640
       Income taxes payable .........................................       2,415       16,209
       Accrued restructuring costs ..................................           0       (5,497)
       Accrued expenses related to cost reduction plan ..............       3,678            0
                                                                        ---------    ---------
Net cash provided by operating activities ...........................      74,329      129,133
                                                                        ---------    ---------

Investing activities
Investment in capital assets ........................................     (25,914)     (24,829)
Proceeds from sales of available-for-sale securities ................      19,735        3,922
Gross purchases of available-for-sale securities ....................     (21,507)     (23,735)
Increase (decrease) in other assets .................................      (3,144)       2,242
                                                                        ---------    ---------
Net cash used in investing activities ...............................     (30,830)     (42,400)
                                                                        ---------    ---------

Financing activities
Proceeds from short-term borrowings .................................     111,069      222,613
Repayments of short-term borrowings .................................    (111,069)    (276,909)
Proceeds from long-term borrowings ..................................       1,050      150,000
Repayments of long-term borrowings ..................................      (7,172)     (79,079)
Payments of deferred financing costs ................................           0       (5,378)
Purchases of treasury stock .........................................           0      (18,271)
Proceeds from exercise of stock options .............................         471        4,542
                                                                        ---------    ---------
Net cash used in financing activities ...............................      (5,651)      (2,482)
                                                                        ---------    ---------

Increase in cash and cash equivalents ...............................      37,848       84,251
Cash and cash equivalents, beginning of period ......................     102,026       36,640
                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................   $ 139,874    $ 120,891
                                                                        =========    =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes ..............   $       0    $  92,131
                                                                        =========    =========
Equipment acquired through capital leases ...........................   $   9,210    $     640
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

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

     We have prepared the condensed consolidated balance sheet as of August 2, 2003, the condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 2, 2003 and August 3, 2002 without audit. In the opinion of our management, all adjustments (which include only normal recurring adjustments, except for the cumulative effect of accounting changes) necessary to present fairly the financial position at August 2, 2003, the results of operations for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002, and cash flows for the twenty-six weeks ended August 2, 2003 and August 3, 2002 have been made.

     We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our February 1, 2003 Annual Report on Form 10-K. The results of operations for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2004" and "Fiscal 2003" refer to our fiscal year ending January 31, 2004 and our fiscal year ended February 1, 2003, respectively. The terms "Fiscal 2004 First Quarter" and "Fiscal 2003 First Quarter" refer to the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The terms "Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter" refer to the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively. The terms "first half of Fiscal 2004" and "first half of Fiscal 2003" refer to the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

     In accordance with the transition provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we performed a review of our goodwill and other indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2003. We determined that the carrying value of goodwill related to our acquisition of Catherines Stores Corporation ("Catherine's") exceeded its estimated fair value under SFAS No. 142. We recognized a charge of $43,975,000 as the cumulative effect of an accounting change as of the beginning of Fiscal 2003 to reduce the carrying value of the Catherine's goodwill to its estimated fair value. This charge has no tax effect, as it is not deductible for tax purposes.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements (continued)

     In the fourth quarter of Fiscal 2003, we adopted the provisions of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," as of the beginning of Fiscal 2003 and restated our results of operations for the first three quarters of Fiscal 2003. EITF Issue 02-16 addresses the accounting for cash consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products, from a reseller. The Issue provides accounting guidance on how a customer should characterize cash consideration received from a vendor, and when to recognize and how to measure that consideration in its income statement. The cumulative effect of the adoption of EITF Issue 02-16 as of the beginning of Fiscal 2003 was a charge of $5,123,000, net of income taxes of $2,758,000. For interim reporting, markdown allowances are generally deferred, and are recognized in the period in which markdown expenses are recognized.

     The results of operations for the Fiscal 2003 Second Quarter and first half of Fiscal 2003 as previously reported, prior to the restatement for the adoption of EITF Issue 02-16, were as follows:

                                                         Thirteen          Twenty-six
                                                       Weeks Ended         Weeks Ended
(In thousands, except per-share amounts)             August 3, 2002      August 3, 2002
                                                     --------------      --------------

Net sales ........................................     $   638,307         $ 1,268,923
Cost of goods sold, buying, and occupancy expenses         441,246             880,054
Net income (loss) ................................          25,549              (2,115)

Net income (loss) per share:
    Basic ........................................           $ .22              $ (.02)
    Diluted ......................................             .20                 .00

     We account for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. We amortize deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant over the vesting period of the award or option. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan. We have elected to follow the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as of the beginning of Fiscal 2004.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements (continued)

     The following table reconciles net income (loss) and net income (loss) per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income (loss) and pro forma net income (loss) per share using the fair value method under SFAS No. 123:

                                               Thirteen Weeks Ended      Twenty-six Weeks Ended
                                               --------------------      ----------------------
                                               August 2,   August 3,      August 2,   August 3,
(In thousands, except per-share amounts)         2003       2002(1)         2003       2002(1)
                                                 ----      -------          ----       -------

Net income (loss), as reported .............   $ 18,645    $ 25,470       $ 28,334    $ (6,356)
Add stock-based employee compensation as
     reported, using intrinsic value method,
     net of income taxes ...................        230         201            500         409
Less stock-based employee compensation,
     using fair value method, net of income
     taxes .................................       (695)     (1,493)        (1,684)     (2,858)
                                               --------    --------       --------    --------
Pro forma net income (loss) ................   $ 18,180    $ 24,178       $ 27,150    $ (8,805)
                                               ========    ========       ========    ========

Basic net income (loss) per share:
     As reported............................      $ .17       $ .22          $ .25      $ (.06)
     Pro forma..............................        .16         .21            .24        (.08)
Diluted net income (loss) per share:
     As reported............................        .15         .20            .24        (.03)
     Pro forma..............................        .15         .19            .23        (.05)

--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).


2.  Trademarks and Other Intangible Assets

                                                      August 2,   February 1,
(In thousands)                                          2003         2003
                                                        ----         ----

Trademarks, tradenames, and internet domain names .   $168,800     $168,800
Customer lists and covenant not to compete ........      3,300        3,300
                                                      --------     --------
Total at cost .....................................    172,100      172,100
Less accumulated amortization of customer lists and
    covenant not to compete .......................      1,292          962
                                                      --------     --------
Net trademarks and other intangible assets ........   $170,808     $171,138
                                                      ========     ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3.  Long-term Debt

                                          August 2,   February 1,
(In thousands)                              2003         2003
                                            ----         ----

4.75% Senior Convertible Notes due 2012  $ 150,000    $ 150,000
Capital lease obligations .............     35,378       31,703
6.53% mortgage note ...................     12,950       13,650
7.77% mortgage note ...................     10,263       10,478
7.5% mortgage note ....................      5,952        6,059
Other long-term debt ..................      4,185        3,750
                                         ---------    ---------
Total long-term debt ..................    218,728      215,640
Less current portion ..................     14,626       12,595
                                         ---------    ---------
Long-term debt ........................  $ 204,102    $ 203,045
                                         =========    =========


4.  Stockholders' Equity

                                                                        Twenty-six
                                                                        Weeks Ended
(In thousands)                                                         August 2, 2003
                                                                       --------------

Total stockholders' equity, beginning of period ......................   $ 561,634
Net income ...........................................................      28,334
Exercises of stock options ...........................................         377
Amortization of deferred compensation expense ........................         769
Amortization of deferred loss on termination of derivative, net of tax         171
Unrealized losses on available-for-sale securities, net of tax .......         (18)
                                                                         ---------
Total stockholders' equity, end of period ............................   $ 591,267
                                                                         =========


5.  Customer Loyalty Card Program

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that is being operated under our Fashion Bug proprietary credit card program. For an annual fee of $25, the program grants, among other benefits, a $20 discount each time a customer accumulates over $200 of purchases (up to $2,000 of purchases) to be applied at the next purchase. We have accrued $2,400,000 for the estimated costs of discounts earned and coupons issued and not redeemed during the first half of Fiscal 2004. Customers are entitled to a full refund of the $25 annual fee if membership is canceled within 90 days. After 90 days customers will be entitled to a pro rata refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25 % of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 Second Quarter, we recognized revenues of $2,791,000 in connection with the new loyalty card program. No revenues were recognized during the Fiscal 2004 First Quarter.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  Customer Loyalty Card Program (continued)

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 Second Quarter and Fiscal 2003 Second Quarter, we recognized revenues of $2,135,000 and $6,096,000, respectively, in connection with this program. During the first half of Fiscal 2004 and the first half of Fiscal 2003, we recognized revenues of $6,308,000 and $10,407,000, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We terminated this program during the Fiscal 2004 Second Quarter.


6.  Net Income (Loss) Per Share

                                                   Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                   --------------------   ----------------------
                                                   August 2,   August 3,   August 2,   August 3,
(In thousands, except per-share amounts)             2003       2002(1)      2003       2002(1)
                                                     ----       -------      ----       -------
Basic weighted average common shares
    outstanding ...............................     112,421     115,621     112,391     113,681
Dilutive effect of assumed conversion of
    4.75% senior convertible notes ............      15,182      10,233      15,182       5,117
Dilutive effect of assumed conversion of
    7.5% convertible subordinated notes .......                   9,148                  11,012
Dilutive effect of stock options ..............         807       2,208         496       2,297
                                                  ---------   ---------   ---------   ---------
Diluted weighted average common shares and
    equivalents outstanding ...................     128,410     137,210     128,069     132,107
                                                  =========   =========   =========   =========

Income before cumulative effect of accounting
    changes ...................................   $  18,645   $  25,470   $  28,334   $  42,742
Decrease in interest expense from assumed
    conversion of notes, net of income taxes ..       1,062       1,352       2,161       2,472
                                                  ---------   ---------   ---------   ---------
Income before cumulative effect of accounting
    changes used to determine diluted net
    income per share ..........................      19,707      26,822      30,495      45,214
Cumulative effect of accounting changes .......           0           0           0     (49,098)
                                                  ---------   ---------   ---------   ---------
Net income (loss) used to determine diluted net
    income (loss) per share ...................   $  19,707   $  26,822   $  30,495   $  (3,884)
                                                  =========   =========   =========   =========

--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


6.  Net Income (Loss) Per Share (continued)

                                                     Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                     --------------------   ----------------------
                                                     August 2,   August 3,   August 2,   August 3,
(In thousands, except per-share amounts)               2003        2002        2003        2002
                                                       ----        ----        ----        ----
Options with weighted average exercise price
    greater than market price, excluded
    from computation of diluted net income
    (loss) per share:
    Number of shares...........................       8,430       1,075       10,342         951
    Weighted average exercise price per share..       $6.44      $11.03        $6.14      $11.46


7.  Expenses Related to Cost Reduction Plan

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


     We are accounting for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total estimated costs related to the plan are $11,140,000, of which $4,431,000 of costs were incurred during the Fiscal 2004 First Quarter and $6,389,000 of costs were incurred during the Fiscal 2004 Second Quarter. We expect to incur the remaining costs in connection with the plan by the end of Fiscal 2004.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


7.  Expenses Related to Cost Reduction Plan (continued)

     The total estimated costs related to the plan consist of the following:

(In thousands)

Workforce reduction costs .....................................................   $  3,075
Lease termination and related costs ...........................................      3,690
Acceleration of depreciation of property, equipment, and leasehold improvements      3,703
Other facility closure costs ..................................................        672
                                                                                  --------
Total estimated costs .........................................................   $ 11,140
                                                                                  ========

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 First Quarter, we terminated 118 employees and accrued the severance benefit in accordance with SFAS No. 146. We terminated 231 employees during the Fiscal 2004 Second Quarter in connection with the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining Monsoon stores. In accordance with SFAS No. 146, we recognized retention bonuses ratably over the service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility. Accelerated depreciation costs mainly represent the acceleration of depreciation of the net book value of the assets at our Memphis, Tennessee distribution center, which we closed in June 2003, to estimated fair value.

     During the Fiscal 2004 First Quarter, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its fair value as of its cease-use date of June 2003. Subsequent to the end of the Fiscal 2004 Second Quarter, we made a decision to re-evaluate the use of the facility. As a result, we will depreciate the current carrying amount of the asset over its estimated useful life.

     The total estimated costs related to the plan increased $715,000 during the Fiscal 2004 Second Quarter, primarily as a result of a decrease in estimated sublease income for the Hollywood, Florida facility and a decrease in the estimated fair value of the Memphis, Tennessee distribution center.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


7.  Expenses Related to Cost Reduction Plan (continued)

     Costs accrued in connection with the plan, and payments/settlements against the accrual for the first half of Fiscal 2004, were as follows:

                                Costs for       Costs for
                              Quarter Ended   Quarter Ended     Payments/      Accrued at
(In thousands)                 May 3, 2003    August 2, 2003   Settlements   August 2, 2003
                               -----------    --------------   -----------   --------------

Workforce reduction costs ....   $ 2,409         $   650        $ (2,140)       $   919
Lease termination and
     related costs ...........       301           3,139            (681)         2,759
Accelerated depreciation costs
     (non-cash charge) .......     1,363           2,340          (3,703)             0
Other facility closure costs .       358             260            (618)             0
                                 -------         -------        --------        -------
Total ........................   $ 4,431         $ 6,389        $ (7,142)       $ 3,678
                                 =======         =======        ========        =======

     Expenses related to the plan incurred during the Fiscal 2004 Second Quarter and first half of Fiscal 2004 are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.


8.  Corporate-owned Life Insurance Program

     Pending final calculation of interest, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. The settlement includes $18,477,000 of income taxes and approximately $4,420,000 of interest, net of a tax benefit of $2,380,000. Of the $18,477,000 of income taxes, $16,125,000 was satisfied through the use of existing operating loss and tax credit carrybacks. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16,332,000. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement will have a net positive impact of approximately $7,100,000 on our Fiscal 2004 cash flows.


9.  Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our adoption of SFAS No. 143 as of the beginning of Fiscal 2004 had no impact on our financial position or results of operations.

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

     We do not currently hold derivative instruments subject to the provisions of SFAS No. 133, as amended. Adoption of SFAS No. 149 had no impact on our financial position or results of operations.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.  Impact of Recent Accounting Pronouncements (continued)

     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." A variable interest entity ("VIE") is a corporation, trust, partnership, or other legal entity used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to finance its activities without additional subordinated financial support from other parties. Consolidation of a VIE by a variable interest holder is required if the variable interest holder is subject to a majority of the VIE's risk of loss, is entitled to receive a majority of the VIE's residual returns, or both. The variable interest holder that consolidates the VIE is the primary beneficiary. FIN No. 46 also requires that the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide certain additional disclosures. FIN No. 46 provides certain exceptions to these rules, including qualifying special purpose entities ("QSPEs") subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     FIN No. 46 is effective immediately for new VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the consolidation provisions of FIN. No. 46 are to be applied in the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN No. 46 apply to financial statements issued after January 31, 2003, regardless of when the VIE was established. We are currently assessing the impact of FIN No. 46 on our financial statements; however, we do not expect that adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our annual report on Form 10-K for the fiscal year ended February 1, 2003. As used in this management's discussion and analysis, the terms "Fiscal 2004" and "Fiscal 2003" refer to our fiscal year ending January 31, 2004 and our fiscal year ended February 1, 2003, respectively. The terms "Fiscal 2004 First Quarter" and "Fiscal 2003 First Quarter" refer to the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The terms "Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter" refer to the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively. The term "Fiscal 2005" refers to our fiscal year ending January 29, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


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

o We rely significantly on foreign sources of production and face a variety of risks (including political instability, imposition of duties, quotas, or sanctions, increased security requirements applicable to imports, delays in shipping, increased costs of transportation, and issues relating to compliance with domestic or international labor standards) generally associated with doing business in foreign markets and importing merchandise from abroad.

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

     During the Fiscal 2004 First Quarter, we introduced a new customer loyalty card program that is being operated under our proprietary credit card program. See "Comparison of Thirteen Weeks Ended August 2, 2003 and August 3, 2002; Net Sales" and "Comparison of Twenty-six Weeks Ended August 2, 2003 and August 3, 2002; Net Sales" below for further details of this program.


RESULTS OF OPERATIONS

     The following table presents certain financial data expressed as a percentage of net sales and on a comparative basis:

                                           Thirteen Weeks Ended     Percentage   Twenty-six Weeks Ended    Percentage
                                           --------------------       Change     ----------------------      Change
                                           August 2,   August 3,    From Prior    August 2,   August 3,    From Prior
                                              2003      2002(1)       Period         2003      2002(1)       Period
                                              ----      -------       ------         ----      -------       ------

Net sales...............................     100.0%      100.0%       (5.1)%        100.0%      100.0%       (7.8)%
Cost of goods sold, buying, and
    occupancy expenses..................      70.8        69.1        (2.9)          70.4        69.2        (6.2)
Selling, general, and administrative
    expenses............................      22.6        23.7        (9.6)          24.1        24.5        (9.1)
Expenses related to cost reduction plan.       1.1         0.0          -             0.9         0.0          -
Income from operations..................       5.6         7.1       (25.9)           4.5         6.3       (33.7)
Other income, principally interest......       0.1         0.1       (24.9)           0.1         0.1       (17.1)
Interest expense........................       0.6         0.9       (32.2)           0.7         1.0       (38.7)
Income tax provision....................       2.0         2.5       (23.6)           1.5         2.1       (31.4)
Minority interest in net loss of                -          0.1       (87.4)            -           -        (70.5)
subsidiary..............................
Cumulative effect of accounting changes.        -           -           -              -         (3.9)         -
Net income (loss)                              3.1         4.0       (26.8)           2.4        (0.5)         -

--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

Results may not add due to rounding.

     The following table presents our net sales by store brand:

                             Thirteen Weeks Ended     Twenty-six Weeks Ended
                             --------------------     ----------------------
                            August 2,    August 3,    August 2,    August 3,
(In millions)                 2003         2002         2003         2002
                              ----         ----         ----         ----

Fashion Bug.............    $ 297.1      $ 320.6     $   550.0    $   610.5
Lane Bryant.............      221.0        226.9         445.9        465.7
Catherine's.............       86.4         89.8(1)      172.1        190.8(1)
Monsoon/Accessorize.....        1.0          1.0           1.7          1.9
                            -------      -------     ---------    ---------
Total net sales.........    $ 605.5      $ 638.3     $ 1,169.7    $ 1,268.9
                            =======      =======     =========    =========

--------------------

(1) Includes sales from Added Dimensions stores that were closed during Fiscal 2003.

     The following table presents certain additional information related to changes in our net sales:

                                                         Thirteen Weeks Ended     Twenty-six Weeks Ended
                                                         --------------------     ----------------------
                                                         August 2,   August 3,    August 2,     August 3,
                                                           2003        2002         2003          2002
                                                           ----        ----         ----          ----
Increase (Decrease) in comparable store sales (1):
       Fashion Bug....................................       3%          4%           0%            0%
       Catherine's....................................       4           0             1            (1)
       Lane Bryant....................................      (9)          -           (10)            -

Sales from new stores as a percentage of total
    consolidated prior-period sales:
       Fashion Bug....................................       1           3             1             4
       Catherine's....................................       1           3             1             3
       Lane Bryant....................................       3          56             3            58

Prior-period sales from closed stores as a percentage
    of total consolidated prior-period sales:
       Fashion Bug....................................      (5)         (3)           (5)           (3)
       Catherine's....................................      (2)         (5)           (2)           (4)
       Lane Bryant....................................      (1)          -            (1)            -

Increase (decrease) in total sales....................      (5)         59            (8)           59

--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.


Comparison of Thirteen Weeks Ended August 2, 2003 and August 3, 2002

Net Sales

     Net sales were $605.5 million for the quarter ended August 2, 2003 ("Fiscal 2004 Second Quarter"), a decrease of 5.1% from net sales of $638.3 million for the quarter ended August 3, 2002 ("Fiscal 2003 Second Quarter"). The number of retail stores in operation at the end of the Fiscal 2004 Second Quarter was 2,240 stores, compared to 2,334 stores at the end of the Fiscal 2003 Second Quarter. The decrease in sales was due primarily to negative results at our Lane Bryant chain and a decrease in the number of operating stores at our Fashion Bug chain following our Fiscal 2003 store restructuring initiative. We continued to experience lower customer traffic levels as a result of soft demand for apparel. We experienced a year-over-year decrease in consolidated comparable store sales of 1%. Fashion Bug stores experienced comparable store sales increases in plus and missy sportswear, accessories, shoes, and intimate apparel, which were partially offset by a decrease in dresses. For Catherine's Stores, comparable store sales increases in knit and denim sportswear, accessories, and intimate apparel were partially offset by a decrease in career wear. Lane Bryant stores continued to experience comparable store sales decreases in dresses, casual woven tops, and non-core denim, which were partially offset by increases in knit tops, sleepwear, casual woven separates, jewelry, and accessories. The Lane Bryant chain continued to experience poor customer acceptance of certain of its merchandise assortments during the Fiscal 2004 Second Quarter, resulting in higher levels of promotional pricing. This trend could continue to negatively impact our results for the Fiscal 2004 Third Quarter. Our plans at Lane Bryant include improved merchandise assortments for the 2003 fall season along with an expanded direct marketing campaign, which are expected to result in improved sales performance for the chain.

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that is being operated under our Fashion Bug proprietary credit card program. For an annual fee of $25, the program grants, among other benefits, a $20 discount each time a customer accumulates over $200 of purchases (up to $2,000 of purchases) to be applied at the next purchase. During the Fiscal 2004 Second Quarter, we increased the accrual for the estimated costs of discounts earned and coupons issued and not redeemed from $2.1 million to $2.4 million. Customers are entitled to a full refund of the $25 annual fee if membership is canceled within 90 days. After 90 days customers will be entitled to a pro rata refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25 % of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 Second Quarter, we recognized revenues of $2.8 million in connection with the new loyalty card program.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the Fiscal 2004 Second Quarter and Fiscal 2003 Second Quarter, we recognized revenues of $2.1 million and $6.1 million, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We terminated this program during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $428.4 million in the Fiscal 2004 Second Quarter, a decrease of 2.9% from $441.4 million in the Fiscal 2003 Second Quarter, principally reflecting the decrease in net sales. As a percentage of net sales, these costs increased 1.7% in the Fiscal 2004 Second Quarter as compared to the Fiscal 2003 Second Quarter.

     Cost of goods sold as a percentage of net sales increased 1.8% in the Fiscal 2004 Second Quarter as compared to the Fiscal 2003 Second Quarter. The increase was primarily a result of lower merchandise margins in our Catherine's and Lane Bryant chains, partially offset by improved margins in our Fashion Bug chain. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales decreased 0.1% in the Fiscal 2004 Second Quarter as compared to the Fiscal 2003 Second Quarter. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $136.9 million in the Fiscal 2004 Second Quarter, a decrease of 9.6% from $151.4 million in the Fiscal 2003 Second Quarter. As a percentage of net sales, these costs decreased by 1.1% in the Fiscal 2004 Second Quarter as compared to the Fiscal 2003 Second Quarter. Selling expenses as a percentage of sales for the Fiscal 2004 Second Quarter decreased 0.8% from the prior-year period, primarily as a result of improved management of store payroll budgets and hours. General and administrative expenses decreased 0.3% as a percentage of sales, primarily as a result of the realization of cost reduction initiatives, including improved management of controllable expenses.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the company and to realize efficiencies available to us, in order to improve profitability. We expect this cost reduction plan to improve annualized pre-tax earnings by approximately $45 million, with an improvement of approximately $18 million in pre-tax earnings during Fiscal 2004. We expect that the full annual pre-tax benefit of $45 million will be realized during Fiscal 2005. We expect the execution of the plan to have no material after-tax cash impact. The components of the cost reduction plan are as follows:

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

     We are accounting for the plan in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total estimated costs related to the plan are $11.1 million, of which $6.4 million of costs were incurred during the Fiscal 2004 Second Quarter. We expect to incur the majority of the remaining costs in connection with the plan by the end of Fiscal 2004.

     The total estimated costs related to the plan consist of the following:

(In millions)

Workforce reduction costs ..............................   $  3.1
Lease termination and related costs ....................      3.7
Acceleration of depreciation of property, equipment,
    and leasehold improvements .........................      3.7
Other facility closure costs ...........................      0.6
                                                           ------
Total estimated costs ..................................   $ 11.1
                                                           ======

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 Second Quarter, we terminated 231 employees in connection with the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining Monsoon stores, and accrued the severance benefit in accordance with SFAS No.
146. In accordance with SFAS No. 146, we recognized retention bonuses ratably over the service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility. Accelerated depreciation costs mainly represent the acceleration of depreciation of the net book value of the assets at our Memphis, Tennessee distribution center, which we closed in June 2003, to estimated fair value.

     During the Fiscal 2004 First Quarter, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset so that it was recorded at fair value on its cease-use date of June 2003. Subsequent to the end of the Fiscal 2004 Second Quarter, we made a decision to re-evaluate the use of the facility. As a result, we will depreciate the current carrying amount of the asset over its estimated useful life.

     The total estimated costs related to the plan increased $715,000 during the Fiscal 2004 Second Quarter, primarily as a result of a decrease in estimated sublease income for the Hollywood, Florida facility and a decrease in the estimated fair value of the Memphis, Tennessee distribution center.

     Costs accrued in connection with the plan, and payments/settlements against the accrual for the Fiscal 2004 Second Quarter, were as follows:

                                                 Costs for
                                 Accrued at    Quarter Ended     Payments/      Accrued at
(In millions)                    May 3, 2003   August 2, 2003   Settlements   August 2, 2003
                                 -----------   --------------   -----------   --------------

Workforce reduction costs......     $ 1.6          $ 0.6          $ (1.3)         $ 0.9
Lease termination and
    related costs..............       0.0            3.2            (0.4)           2.8
Accelerated depreciation costs
    (non-cash charge)..........       0.0            2.3            (2.3)           0.0
Other facility closure costs...       0.0            0.3            (0.3)           0.0
                                    -----          -----          ------          -----
Total..........................     $ 1.6          $ 6.4          $ (4.3)         $ 3.7
                                    =====          =====          ======          =====

     Expenses related to the plan incurred during the Fiscal 2004 Second Quarter are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.

Other Income/Interest Expense

     Other income (principally interest income) was $0.5 million in the Fiscal 2004 Second Quarter, a decrease from $0.7 million in the Fiscal 2003 Second Quarter. Interest expense was $3.8 million in the Fiscal 2004 Second Quarter, a decrease of 32.2% from $5.7 million in the Fiscal 2003 Second Quarter. Fiscal 2003 Second Quarter interest expense included a write-off of $1.0 million of unamortized deferred financing costs related to our $67.5 million 11.5% term loan which was paid off. In addition, the decrease was primarily a result of lower interest rates on borrowings in the Fiscal 2004 Second Quarter as compared to the Fiscal 2003 Second Quarter. During the Fiscal 2003 Second Quarter, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes.

Income Tax Provision

     The income tax provision for the Fiscal 2004 Second Quarter was $11.8 million, resulting in a 38.9% effective tax rate, as compared to an income tax provision for the Fiscal 2003 Second Quarter of $15.5 million, resulting in a 38.2% effective tax rate.


Comparison of Twenty-six Weeks Ended August 2, 2003 and August 3, 2002

Net Sales

     Net sales were $1,169.7 million for the twenty-six weeks ended August 2, 2003 ("first half of Fiscal 2004"), a decrease of 7.8% from net sales of $1,268.9 million for the twenty-six weeks ended August 3, 2002 ("first half of Fiscal 2003"). The decrease in sales was due primarily to negative results at our Lane Bryant chain and a decrease in the number of operating stores at our Fashion Bug chain following our Fiscal 2003 store restructuring initiative. We continued to experience lower customer traffic levels at each of our chains as a result of soft demand for apparel. We experienced a year-over-year decrease in consolidated comparable store sales of 4%. Fashion Bug stores experienced comparable store sales increases in plus sportswear, intimate apparel, accessories, and shoes, which were offset by decreases in junior and misses sportswear and dresses. For Catherine's Stores, comparable store sales increases in accessories, budget and petite dresses, knits, and denim were offset by decreases in career wear, moderate dresses, and casual wovens. Lane Bryant stores experienced comparable store sales decreases in dresses, casual woven tops, and non-core denim, which were partially offset by increases in knit tops, sleepwear, casual woven separates, jewelry, and accessories. The Lane Bryant chain continued to experience poor customer acceptance of certain of its merchandise assortments during the first half of Fiscal 2004, resulting in higher levels of promotional pricing. This trend could continue to negatively impact our results for the Fiscal 2004 Third Quarter. Our plans at Lane Bryant include improved merchandise assortments for the 2003 fall season along with an expanded direct marketing campaign, which are expected to result in improved sales performance for the chain.

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that is being operated under our Fashion Bug proprietary credit card program. For an annual fee of $25, the program grants, among other benefits, a $20 discount each time a customer accumulates over $200 of purchases (up to $2,000 of purchases) to be applied at the next purchase. We have accrued $2.4 million for the estimated costs of discounts earned and coupons issued and not redeemed during the first half of Fiscal 2004. Customers are entitled to a full refund of the $25 annual fee if membership is canceled within 90 days. After 90 days customers will be entitled to a pro rata refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25 % of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the first half of Fiscal 2004, we recognized revenues of $2.8 million in connection with the new loyalty card program.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. The program grants discounts on customer purchases over a twelve-month period upon payment of a $25 annual fee. Revenues from card fees under the program are recognized as sales over the life of the membership dependent on discounts being earned by the customer. If a customer does not earn discounts in an amount that exceeds the card fee, such difference is recognized as revenue upon the expiration of the annual period. Upon early cancellation of a loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. Costs we incur in connection with administering the program are recognized in cost of goods sold as incurred. During the first half of Fiscal 2004 and the first half of Fiscal 2003, we recognized revenues of $6.3 million and $10.4 million, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We terminated this program during the first half of Fiscal 2004.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $823.9 million in the first half of Fiscal 2004, a decrease of 6.2% from $878.6 million in the first half of Fiscal 2003, principally reflecting the decrease in net sales. As a percentage of net sales, these costs increased 1.2% in the first half of Fiscal 2004 as compared to the first half of Fiscal 2003.

     Cost of goods sold as a percentage of net sales increased 0.5% in the first half of Fiscal 2004 as compared to the first half of Fiscal 2003. The increase was a result of significantly lower merchandise margins in our Lane Bryant chain and a decrease in margins in our Catherine's chain, partially offset by an improvement in margins in our Fashion Bug chain. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 0.7% in the first half of Fiscal 2004 as compared to the first half of Fiscal 2003. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative comparable store sales, particularly in our Lane Bryant chain. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $282.2 million in the first half of Fiscal 2004, a decrease of 9.1% from $310.5 million in the first half of Fiscal 2003. As a percentage of net sales, these costs decreased by 0.4% in the first half of Fiscal 2004 as compared to the first half of Fiscal 2003. Selling expenses as a percentage of sales for the first half of Fiscal 2004 decreased 0.1% from the prior-year period, primarily as a result of improvements in store payroll expenses and the realization of cost reduction initiatives. General and administrative expenses decreased 0.3% as a percentage of sales, primarily as a result of the realization of cost reduction initiatives, including improved management of controllable expenses.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the company and to realize efficiencies available to us, in order to improve profitability (see "Comparison of Thirteen Weeks Ended August 2, 2003 and August 3, 2002; Expenses Related to Cost Reduction Plan" above for details of the plan). The total estimated costs related to the plan are $11.1 million, of which $10.8 million of costs were incurred during the first half of Fiscal 2004. We expect to incur the majority of the remaining costs in connection with the plan by the end of Fiscal 2004.

     During the Fiscal 2004 First Quarter, we terminated 118 employees and accrued the severance benefit in accordance with SFAS No. 146. We terminated 231 employees during the Fiscal 2004 Second Quarter in connection with the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining Monsoon stores. In accordance with SFAS No. 146, we recognized retention bonuses ratably over the service period. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility.

     Costs accrued in connection with the plan, and payments/settlements against the accrual for the first half of Fiscal 2004, were as follows:

                                     Costs for       Costs for
                                   Quarter Ended   Quarter Ended     Payments/      Accrued at
(In millions)                       May 3, 2003    August 2, 2003   Settlements   August 2, 2003
                                    -----------    --------------   -----------   --------------

Workforce reduction costs........      $ 2.4           $ 0.6          $ (2.1)         $ 0.9
Lease termination and
    related costs................        0.3             3.2            (0.7)           2.8
Accelerated depreciation costs
    (non-cash charge)............        1.4             2.3            (3.7)           0.0
Other facility closure costs.....        0.3             0.3            (0.6)           0.0
                                       -----           -----          ------          -----
Total............................      $ 4.4           $ 6.4          $ (7.1)         $ 3.7
                                       =====           =====          ======          =====

     Expenses related to the plan incurred during the first half of Fiscal 2004 are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.

Other Income/Interest Expense

     Other income (principally interest income) was $1.0 million in the first half of Fiscal 2004, a decrease from $1.2 million in the first half of Fiscal 2003. Interest expense was $7.7 million in the first half of Fiscal 2004, a decrease of 38.7% from $12.5 million in the first half of Fiscal 2003. Interest expense for the first half of Fiscal 2003 included a write-off of $1.0 million of unamortized deferred financing costs related to our $67.5 million 11.5% term loan which was paid off. In addition, the decrease was the result of both lower interest rates on borrowings and reduced levels of borrowings in the first half of Fiscal 2004 as compared to the first half of Fiscal 2003. During the Fiscal 2003 Second Quarter, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes.

Income Tax Provision

     The income tax provision for the first half of Fiscal 2004 was $18.0 million, resulting in a 38.9% effective tax rate, as compared to an income tax provision for the first half of Fiscal 2003 of $26.2 million, resulting in a 38.2% effective tax rate.

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

     The following table highlights certain information related to our liquidity and capital resources:

                                                 August 2,         February 1,
(Dollars in millions)                              2003               2003
                                                   ----               ----

Cash and cash equivalents.....................     $139.9             $102.0
Long-term available-for-sale securities.......      $24.3              $23.5
Working capital...............................     $238.1             $196.7
Current ratio.................................        1.7                1.6
Long-term debt to equity ratio................       34.5%              36.2%

     Our net cash provided by operating activities was $74.3 million for the first half of Fiscal 2004, as compared to $129.1 million for the first half of Fiscal 2003. The decrease was primarily a result of a $15.5 million decrease in net income before non-cash charges and the cumulative effect of accounting changes; a $9.9 million increase in our investment in inventories, net of accounts payable; and a $29.4 million decrease in net prepaid and accrued expenses as a result of the timing of payments of accrued expenses.

     Our capital expenditures were $25.9 million during the first half of Fiscal 2004. In addition, we acquired $9.2 million of equipment under capital leases. During the remainder of Fiscal 2004, we anticipate incurring additional capital expenditures of approximately $20 - $25 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds. In addition to the $20 - $25 million of capital expenditures discussed above, we expect to incur approximately $8 million of additional capital lease financing during the period from December 2003 through June 2004 in connection with the replacement of point-of-sale equipment for our Lane Bryant stores.

     Pending final calculation of interest, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. The settlement includes $18.5 million of income taxes and approximately $4.4 million of interest, net of a tax benefit of $2.4 million. Of the $18.5 million of income taxes, $16.1 million was satisfied through the use of existing operating loss and tax credit carrybacks. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16.3 million. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement will have a net positive impact of approximately $7.1 million on our Fiscal 2004 cash flows.

     The following table sets forth information with respect to our store activity for the first half of Fiscal 2004 and planned store activity for all of Fiscal 2004 (including the first half of Fiscal 2004):

                                  Fashion     Lane                      Monsoon/
                                    Bug      Bryant      Catherine's   Accessorize   Total
                                    ---      ------      -----------   -----------   -----
Fiscal 2004 First Half:
Stores at February 1, 2003......   1,083       689           467            9        2,248
                                   -----       ---           ---           --        -----

Stores opened...................       1        17             2                        20
Stores converted................      (2)        7(1)         (1)                        4
Stores closed...................     (14)      ( 6)           (3)          (9)         (32)
                                   -----       ---           ---           --        -----
Net change in stores............     (15)       18            (2)          (9)          (8)
                                   -----       ---           ---           --        -----

Stores at August 2, 2003........   1,068       707           465            0        2,240
                                   =====       ===           ===           ==        =====

Stores relocated during period..      10         1             8                        19
Stores remodeled during period..                 9             2                        11

Fiscal 2004:
Planned store openings..........       2     33-36         10-15                     45-53
Planned store closings..........   25-32     18-22         12-15            9        64-78
Planned store relocations.......   20-25     20-25         15-20                     55-70

--------------------

(1) Includes 4 Fashion Bug stores closed prior to February 1, 2003 which were converted to Lane Bryant stores during the Fiscal 2004 First Half.

     We have formed a trust called the Charming Shoppes Master Trust (the "Trust") to which Spirit of America National Bank, our credit card bank, has transferred, through a special-purpose entity, its interest in credit card receivables created under our Fashion Bug proprietary credit card program. We, together with the Trust, have entered into various agreements under which the Trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the Trust has entered into the securitization agreement. The Trust currently has two series of credit card receivables securitizations, series 1999-1 and 2002-1, with outstanding investor interests of $150,000,000 and $100,000,000, respectively. The first scheduled principal payment dates and expected final principal payment dates range from March 15, 2004 to February 15, 2005 for Series 1999-1 and August 15, 2007 to May 15, 2008 for Series 2002-1. As credit card receivables securitizations reach maturity, we anticipate that we will continue to obtain funding for the Fashion Bug proprietary credit card program through additional securitizations.

     We securitized $158.1 million of private label credit card receivables in the first half of Fiscal 2004 and had $273.7 million of securitized credit card receivables outstanding as of August 2, 2003. We held certificates and retained interests in our securitizations of $51.0 million as of August 2, 2003, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. At August 2, 2003, Charming Shoppes Receivables Corp. held $41.1 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $0.7 million (which are included in the $51.0 million of retained interests we held at August 2, 2003). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to hold proceeds of receivables within the trust as additional enhancement, which proceeds would otherwise be available to be paid to us with respect to our subordinated interests. For example, if either we or the trust fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the trust to stop using collections on trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we should have sufficient notice to seek alternative forms of financing through other third-party providers. As of August 2, 2003, the trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     During the Fiscal 2004 Second Quarter, a credit-rating agency placed our rated securitization certificates on a credit watch. On September 10, 2003, the credit-rating agency removed the securitization certificates from credit watch and reconfirmed the ratings of the certificates.

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


FINANCING

     As of August 2, 2003, we had a $300.0 million revolving credit facility, which provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise and for other guarantees. As of August 2, 2003, there were no borrowings outstanding under the revolving credit facility. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, and can be renewed for an additional year at our option.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans, and is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of August 2, 2003, the interest rate on borrowings under the revolving credit line was 4.0%.

     The revolving credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The revolving credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). As of August 2, 2003, we were not in violation of any of the covenants included in the revolving credit facility. As of August 2, 2003, the excess availability under the revolving credit facility was $166.9 million.

     Additional information regarding our long-term borrowings is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Debt" of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

     As of August 2, 2003, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million additional shares of our common stock. Our ability to exercise this authority currently is restricted by the terms of our revolving credit facility and an agreement with Limited Brands that we entered into in conjunction with our acquisition of Lane Bryant. Subject to obtaining consents, and as conditions may allow, we may acquire additional shares of our common stock. Such shares, if purchased, would be held as treasury shares.


MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. As of August 2, 2003, a portion of the certificates have fixed rates. To the extent that interest rates decline, we may be exposed to interest-rate risk on our fixed-rate certificates. The floating rate index on our floating-rate certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have reduced our exposure to fluctuations in interest rates. However, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of August 2, 2003, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. If short-term interest rates were to increase by one percentage point by the end of Fiscal 2004, an increase of approximately $600 thousand in selling, general, and administrative expenses would result.

     As of August 2, 2003, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 9. Impact of Recent Accounting Pronouncements" above.


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

     As of the end of the period covered by this report on Form 10-Q (the "Evaluation Date"), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Furthermore, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 and our Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

     Other than ordinary routine litigation incidental to our business, there are no other pending legal proceedings to which we or any of our subsidiaries are a party, and there are no other proceedings that are expected to have a material adverse effect on our financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on June 26, 2003.

     William O. Albertini and Charles T. Hopkins were nominated for election, in our Proxy Statement, to serve three-year terms as Class A Directors. The total number of shares represented at the Annual Meeting were 103,968,057 shares, representing 92.0% of the total number of shares outstanding as of the close of business on May 7, 2003 (the record date fixed by the Board of Directors). The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class A Directors nominated:

        Name                             Votes For               Votes Withheld
        ----                             ---------               --------------
William O. Albertini                    103,570,231                   397,826
Charles T. Hopkins                      102,510,928                 1,457,129

     A proposal to approve the 2003 Non-Employee Directors Compensation Plan, authorizing the availability of 600,000 shares of our common stock for grants and awards to non-employee directors, was approved, with 91,218,147 votes for the proposal, 12,626,319 votes against the proposal, and 123,591 abstentions.

     A proposal to approve the 2003 Incentive Compensation Plan was approved, with 96,815,474 votes for the proposal, 7,046,795 votes against the proposal, and 105,788 abstentions.

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

31.1 Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

     On May 22, 2003, we filed a Current Report on Form 8-K to furnish, under "Item 9. Regulation FD Disclosure," and "Item 12. Results of Operations and Financial Condition," the text of our press release, issued May 22, 2003, announcing our earnings for the quarter ended May 3, 2003 (the first quarter of our fiscal year ending January 31, 2004).

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHARMING SHOPPES, INC.
                                              (Registrant)


Date:      September 5, 2003               /S/ DORRIT J. BERN
                                           ------------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      September 5, 2003               /S/ ERIC M. SPECTER
                                           -------------------
                                           Eric M. Specter
                                           Executive Vice President
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

   31.1 Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.