Form 10-Q
period 2003-11-01
CHARMING SHOPPES INC
filed 2003-12-05
CIK 19353

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

                 For the quarterly period ended November 1, 2003

                                       or

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

     The number of shares outstanding of the issuer's Common Stock, as of December 1, 2003, was 113,180,608 shares.

===============================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
      November 1, 2003 and February 1, 2003 ........................        2

Condensed Consolidated Statements of Operations
      Thirteen weeks ended November 1, 2003 and November 2, 2002 ...        3
      Thirty-nine weeks ended November 1, 2003 and November 2, 2002         4

Condensed Consolidated Statements of Comprehensive Income (Loss)
      Thirteen and Thirty-nine weeks ended November 1, 2003 and
            November 2, 2002........................................        5

Condensed Consolidated Statements of Cash Flows
      Thirty-nine weeks ended November 1, 2003 and November 2, 2002         6

Notes to Condensed Consolidated Financial Statements ...............   7 - 16

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements .........................................   17 - 18

Critical Accounting Policies .......................................        19

Results of Operations ..............................................   19 - 27

Liquidity and Capital Resources ....................................   27 - 31

Financing ..........................................................        31

Market Risk ........................................................        32

Impact of Recent Accounting Pronouncements .........................        32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         32

Item 4.  Controls and Procedures ...................................        33

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .........................................        34

Item 6.  Exhibits and Reports on Form 8-K ..........................        34

SIGNATURES .........................................................        35

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        November 1,    February 1,
(Dollars in thousands, except per-share amounts)                           2003           2003
                                                                           ----           ----
                                                                       (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ..........................................   $    72,287    $   102,026
Available-for-sale securities ......................................        55,024         50,286
Merchandise inventories ............................................       408,170        286,472
Deferred taxes .....................................................        16,626         11,726
Prepayments and other ..............................................        64,123         77,504
                                                                       -----------    -----------
    Total current assets ...........................................       616,230        528,014
                                                                       -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........       698,052        668,168
Less accumulated depreciation and amortization .....................       378,730        348,295
                                                                       -----------    -----------
    Net property, equipment, and leasehold improvements ............       319,322        319,873
                                                                       -----------    -----------

Trademarks and other intangible assets .............................       170,643        171,138
Goodwill ...........................................................        68,594         68,594
Available-for-sale securities ......................................        23,641         23,472
Other assets .......................................................        24,791         28,065
                                                                       -----------    -----------
Total assets .......................................................   $ 1,223,221    $ 1,139,156
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...................................................   $   195,553    $   147,952
Accrued expenses ...................................................       152,627        163,598
Income taxes payable ...............................................           801          7,144
Current portion - long-term debt ...................................        14,523         12,595
Accrued expenses related to cost reduction plan ....................         2,877              0
                                                                       -----------    -----------
    Total current liabilities ......................................       366,381        331,289
                                                                       -----------    -----------

Deferred taxes and other non-current liabilities ...................        61,986         43,188
Long-term debt .....................................................       200,588        203,045

Stockholders' equity
Common Stock $.10 par value:
    Authorized - 300,000,000 shares
    Issued - 125,446,267 shares and 125,149,242 shares, respectively        12,545         12,515
Additional paid-in capital .........................................       201,561        200,040
Treasury stock at cost - 12,265,993 shares .........................       (84,136)       (84,136)
Deferred employee compensation .....................................        (2,918)        (3,370)
Accumulated other comprehensive loss ...............................          (414)          (550)
Retained earnings ..................................................       467,628        437,135
                                                                       -----------    -----------
    Total stockholders' equity .....................................       594,266        561,634
                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................   $ 1,223,221    $ 1,139,156
                                                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Thirteen Weeks Ended
                                                             --------------------
                                                           November 1,  November 2,
(In thousands, except per-share amounts)                      2003       2002(1)
                                                              ----       -------

Net sales ..............................................   $ 530,291    $ 542,332
                                                           ---------    ---------

Cost of goods sold, buying, and occupancy expenses .....     381,154      391,047
Selling, general, and administrative expenses ..........     141,719      148,323
Expenses related to cost reduction plan ................         148            0
Restructuring credit ...................................           0       (1,351)
                                                           ---------    ---------
Total operating expenses ...............................     523,021      538,019
                                                           ---------    ---------

Income from operations .................................       7,270        4,313

Other income, principally interest .....................         344          698
Interest expense .......................................      (4,123)      (4,667)
                                                           ---------    ---------

Income before income taxes and minority interest .......       3,491          344
Income tax provision ...................................       1,341          672
                                                           ---------    ---------
Income (loss) before minority interest .................       2,150         (328)
Minority interest in net loss of consolidated subsidiary           9           36
                                                           ---------    ---------

Net income (loss) ......................................   $   2,159    $    (292)
                                                           =========    =========

Basic net income (loss) per share ......................   $     .02    $     .00
                                                           =========    =========

Diluted net income (loss) per share ....................   $     .02    $     .00
                                                           =========    =========
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Thirty-nine Weeks Ended
                                                             -----------------------
                                                            November 1,    November 2,
(In thousands, except per-share amounts)                       2003          2002(1)
                                                               ----          -------

Net sales ..............................................   $ 1,700,033    $ 1,811,255
                                                           -----------    -----------

Cost of goods sold, buying, and occupancy expenses .....     1,205,067      1,269,658
Selling, general, and administrative expenses ..........       423,883        458,870
Expenses related to cost reduction plan ................        10,968              0
Restructuring credit ...................................             0         (1,351)
                                                           -----------    -----------
Total operating expenses ...............................     1,639,918      1,727,177
                                                           -----------    -----------

Income from operations .................................        60,115         84,078

Other income, principally interest .....................         1,308          1,861
Interest expense .......................................       (11,777)       (17,147)
                                                           -----------    -----------

Income before income taxes, minority interest, and
    cumulative effect of accounting changes ............        49,646         68,792
Income tax provision ...................................        19,295         26,829
                                                           -----------    -----------
Income before minority interest and cumulative effect
    of accounting changes ..............................        30,351         41,963
Minority interest in net loss of consolidated subsidiary           142            487
                                                           -----------    -----------

Income before cumulative effect of accounting changes ..        30,493         42,450
Cumulative effect of accounting changes, net of
    income tax benefit of $2,758 .......................             0        (49,098)
                                                           -----------    -----------

Net income (loss) ......................................   $    30,493    $    (6,648)
                                                           ===========    ===========

 Basic net income (loss) per share:
    Before cumulative effect of accounting changes .....   $       .27    $       .37
    Cumulative effect of accounting changes ............           .00           (.43)
                                                           -----------    -----------
    Net income (loss) ..................................   $       .27    $      (.06)
                                                           ===========    ===========

Diluted net income (loss) per share:
    Before cumulative effect of accounting changes .....   $       .26    $       .35
    Cumulative effect of accounting changes ............           .00           (.37)
                                                           -----------    -----------
    Net income (loss) ..................................   $       .26    $      (.02)
                                                           ===========    ===========
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                 Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                                 --------------------    -----------------------
                                               November 1,  November 2,  November 1,  November 2,
(In thousands)                                    2003        2002(1)       2003        2002(1)
                                                  ----        -------       ----        -------

Net income (loss) ...........................   $  2,159     $   (292)    $ 30,493     $ (6,648)
                                                --------     --------     --------     --------

Unrealized losses on available-for-sale
    securities, net of income taxes of $66,
    $18, $77, and $77, respectively .........       (102)         (32)        (120)        (129)
Reclassification of amortization of deferred
    loss on termination of derivative, net of
    income taxes of $(46), $(46),
    $(138), and $(138), respectively ........         85           85          256          256
                                                --------     --------     --------     --------
Total other comprehensive income (loss),
    net of taxes ............................        (17)          53          136          127
                                                --------     --------     --------     --------

Comprehensive income (loss) .................   $  2,142     $   (239)    $ 30,629     $ (6,521)
                                                ========     ========     ========     ========
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Thirty-nine Weeks Ended
                                                                        -----------------------
                                                                        November 1,  November 2,
(In thousands)                                                             2003        2002(1)
                                                                           ----        ------

Operating activities
Net income (loss) ...................................................   $  30,493    $  (6,648)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ...................................      56,714       58,263
    Write-down of Catherine's Goodwill ..............................           0       43,975
    Cumulative effect of capitalization of cash received from vendors           0        7,881
    Deferred income taxes ...........................................      11,015       (2,762)
    Loss from disposition of capital assets .........................       1,363        2,667
    Capitalized interest on conversion of convertible notes .........           0        3,026
    Other, net ......................................................        (142)        (487)
    Changes in operating assets and liabilities:
       Merchandise inventories ......................................    (121,698)     (81,985)
       Accounts payable .............................................      47,601       72,417
       Prepayments and other ........................................      13,252       (1,500)
       Accrued expenses and other ...................................      (8,007)      20,054
       Income taxes payable .........................................      (6,343)      15,990
       Accrued restructuring costs ..................................           0      (11,975)
       Accrued expenses related to cost reduction plan ..............       2,877            0
                                                                        ---------    ---------
Net cash provided by operating activities ...........................      27,125      118,916
                                                                        ---------    ---------

Investing activities
Investment in capital assets ........................................     (39,376)     (64,575)
Proceeds from sales of available-for-sale securities ................      24,971       15,973
Gross purchases of available-for-sale securities ....................     (30,075)     (31,193)
Proceeds from sales of capital assets ...............................           0          801
Increase in other assets ............................................      (3,632)        (374)
                                                                        ---------    ---------
Net cash used in investing activities ...............................     (48,112)     (79,368)
                                                                        ---------    ---------

Financing activities
Proceeds from short-term borrowings .................................     173,213      362,358
Repayments of short-term borrowings .................................    (173,213)    (390,460)
Proceeds from long-term borrowings ..................................       1,053      164,000
Repayments of long-term borrowings ..................................     (10,792)     (81,296)
Payments of deferred financing costs ................................           0       (5,491)
Purchases of treasury stock .........................................           0      (84,136)
Proceeds from exercise of stock options .............................         987        5,093
                                                                        ---------    ---------
Net cash used in financing activities ...............................      (8,752)     (29,932)
                                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents ....................     (29,739)       9,616
Cash and cash equivalents, beginning of period ......................     102,026       36,640
                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................   $  72,287    $  46,256
                                                                        =========    =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes ..............   $       0    $  92,131
                                                                        =========    =========
Equipment acquired through capital leases ...........................   $   9,210    $   2,850
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

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

     We have prepared the condensed consolidated balance sheet as of November 1, 2003, the condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 without audit. In the opinion of our management, all adjustments (which include only normal recurring adjustments, except for the cumulative effect of accounting changes) necessary to present fairly the financial position at November 1, 2003, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, and cash flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 have been made.

     We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our February 1, 2003 Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2004" and "Fiscal 2003" refer to our fiscal year ending January 31, 2004 and our fiscal year ended February 1, 2003, respectively. The terms "Fiscal 2004 First Quarter" and "Fiscal 2003 First Quarter" refer to the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The terms "Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter" refer to the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively. The terms "Fiscal 2004 Third Quarter" and "Fiscal 2003 Third Quarter" refer to the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively. The terms "first three quarters of Fiscal 2004" and "first three quarters of Fiscal 2003" refer to the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The term "Fiscal 2003 Fourth Quarter" refers to the thirteen weeks ended February 1, 2003. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

     In accordance with the transition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we performed a review of our goodwill and other indefinite-lived intangible assets for impairment during the Fiscal 2003 Second Quarter. We determined that the carrying value of goodwill related to our acquisition of Catherines Stores Corporation ("Catherine's") exceeded its estimated fair value under SFAS No. 142. We recognized a charge of $43,975,000 as the cumulative effect of an accounting change as of the beginning of Fiscal 2003 to reduce the carrying value of the Catherine's goodwill to its estimated fair value. This charge has no tax effect, as it is not deductible for tax purposes.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements (continued)

     In the Fiscal 2003 Fourth Quarter, we adopted the provisions of FASB Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," as of the beginning of Fiscal 2003, and restated our results of operations for the first three quarters of Fiscal 2003. EITF Issue 02-16 addresses the accounting for cash consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products, from a reseller. The Issue provides accounting guidance on how a customer should characterize cash consideration received from a vendor, and when to recognize and how to measure that consideration in its income statement. The cumulative effect of the adoption of EITF Issue 02-16 as of the beginning of Fiscal 2003 was a charge of $5,123,000, net of income taxes of $2,758,000. For interim reporting, markdown allowances are generally deferred, and are recognized in the period in which markdown expenses are recognized.

     The results of operations for the Fiscal 2003 Third Quarter and first three quarters of Fiscal 2003 as previously reported, prior to the restatement for the adoption of EITF Issue 02-16, were as follows:

                                                      Thirteen      Thirty-nine
                                                     Weeks Ended    Weeks Ended
                                                     November 2,    November 2,
(In thousands, except per-share amounts)                2002           2002
                                                        ----           ----

Net sales.........................................   $ 542,332    $ 1,811,255
Cost of goods sold, buying, and occupancy expenses     389,748      1,269,802
Net income (loss).................................         502         (1,613)

Net income (loss) per share:
    Basic.........................................       $ .00         $ (.01)
    Diluted.......................................         .00            .01

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements (continued)

     The following table reconciles net income (loss) and net income (loss) per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income (loss) and pro forma net income (loss) per share using the fair value method under SFAS No. 123:

                                            Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                            --------------------     -----------------------
(In thousands, except                      November 1,  November 2,  November 1,  November 2,
     per-share amounts)                       2003       2002(1)         2003       2002(1)
                                              ----       -------         ----       -------

Net income (loss), as reported...........   $ 2,159    $   (292)       $ 30,493    $  (6,648)
Add stock-based employee compensation
     as reported, using intrinsic value
     method, net of income taxes.........       245         194             745          603
Less stock-based employee compensation,
     using fair value method, net of
     income taxes........................      (810)     (1,502)         (2,494)      (4,360)
                                            -------    --------        --------    ---------
Pro forma net income (loss)..............   $ 1,594    $ (1,600)       $ 28,744    $ (10,405)
                                            =======    ========        ========    =========

Basic net income (loss) per share:
     As reported.........................     $ .02       $ .00           $ .27       $ (.06)
     Pro forma...........................       .01        (.01)            .26         (.09)
Diluted net income (loss) per share:
     As reported.........................       .02         .00             .26         (.02)
     Pro forma...........................       .01        (.01)            .25         (.05)
--------------------

(1)  Restated for adoption of EITF 02-16 (see above).


2.  Trademarks and Other Intangible Assets

                                                     November 1,   February 1,
(In thousands)                                          2003          2003
                                                        ----          ----

Trademarks, tradenames, and internet domain names .   $168,800      $168,800
Customer lists and covenant not to compete ........      3,300         3,300
                                                      --------      --------
Total at cost .....................................    172,100       172,100
Less accumulated amortization of customer lists and
    covenant not to compete .......................      1,457           962
                                                      --------      --------
Net trademarks and other intangible assets ........   $170,643      $171,138
                                                      ========      ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3.  Long-term Debt

                                         November 1,   February 1,
(In thousands)                              2003          2003
                                            ----          ----

4.75% Senior Convertible Notes due 2012   $150,000      $150,000
Capital lease obligations .............     32,592        31,703
6.53% mortgage note ...................     12,600        13,650
7.77% mortgage note ...................     10,152        10,478
7.5% mortgage note ....................      5,896         6,059
Other long-term debt ..................      3,871         3,750
                                          --------      --------
Total long-term debt ..................    215,111       215,640
Less current portion ..................     14,523        12,595
                                          --------      --------
Long-term debt ........................   $200,588      $203,045
                                          ========      ========


4.  Stockholders' Equity

                                                                         Thirty-nine
                                                                         Weeks Ended
                                                                         November 1,
(In thousands)                                                              2003
                                                                            ----

Total stockholders' equity, beginning of period ......................   $ 561,634
Net income ...........................................................      30,493
Exercises of stock options ...........................................         857
Amortization of deferred compensation expense ........................       1,146
Amortization of deferred loss on termination of derivative, net of tax         256
Unrealized losses on available-for-sale securities, net of tax .......        (120)
                                                                         ---------
Total stockholders' equity, end of period ............................   $ 594,266
                                                                         =========


5.  Customer Loyalty Card Programs

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  Customer Loyalty Card Programs (continued)

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that we operate under our Fashion Bug proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During the Fiscal 2004 Third Quarter and Fiscal 2004 Second Quarter, we recognized revenues of $2,517,000 and $2,791,000, respectively, in connection with this program. No revenues were recognized during the Fiscal 2004 First Quarter. We have accrued $1,900,000 for the estimated costs of discounts earned and coupons issued and not redeemed during the first three quarters of Fiscal 2004.

         Under a previous Fashion Bug store loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who do not earn discounts during the membership period that exceed the card fee, the difference between the membership fee and discounts earned is recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees are reduced by the amount of any discounts granted to the member under the program. During the Fiscal 2004 Third Quarter and Fiscal 2003 Third Quarter, we recognized revenues of $401,000 and $5,804,000, respectively, in connection with this program. During the first three quarters of Fiscal 2004 and the first three quarters of Fiscal 2003, we recognized revenues of $6,709,000 and $16,211,000, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We terminated this program during the Fiscal 2004 Second Quarter.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


6.  Net Income (Loss) Per Share

                                                               Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                               --------------------     -----------------------
                                                              November 1,  November 2,  November 1,  November 2,
(In thousands, except per-share amounts)                         2003        2002(1)       2003        2002(1)
                                                                 ----        -------       ----       -------

Basic weighted average common shares outstanding ..........     112,533      115,605      112,438     114,322
Dilutive effect of assumed conversion of
    4.75% senior convertible notes ........................           0            0       15,182       8,472
Dilutive effect of assumed conversion of
    7.5% convertible subordinated notes ...................           0            0            0       7,341
Dilutive effect of stock options and awards ...............       2,423            0        1,139       1,867
                                                                -------      -------      -------     -------
Diluted weighted average common shares and
    equivalents outstanding ...............................     114,956      115,605      128,759     132,002
                                                                =======      =======      =======     =======

Income (loss) before cumulative effect of
    accounting changes ....................................     $ 2,159      $  (292)     $30,493     $42,450
Decrease in interest expense from assumed
    conversion of notes, net of income taxes ..............           0            0        3,248       3,556
                                                                -------      -------      -------     -------
Income (loss) before cumulative effect of
    accounting changes used to determine diluted
    net income (loss) per share ...........................       2,159         (292)      33,741      46,006
Cumulative effect of accounting changes ...................           0            0            0     (49,098)
                                                                -------      -------      -------     -------
Net income (loss) used to determine diluted net
    income (loss) per share ...............................     $ 2,159      $  (292)     $33,741     $ 3,092)
                                                                =======      =======      =======     =======

Options with weighted average exercise price greater
    than market price, excluded from computation of
    diluted net income (loss) per share:
    Number of shares ......................................       7,542       4,910        8,351       1,008
    Weighted average exercise price per share .............      $ 6.67      $ 7.58       $ 6.64     $ 11.23
--------------------

(1)  Restated for adoption of EITF 02-16 (See Note 1 above).

     The effect of an assumed conversion of our 4.75% senior convertible notes into 15.2 million shares of our common stock was excluded from the calculation of diluted net income per share for the thirteen weeks ended November 1, 2003 because the effect would have been anti-dilutive. The effect of an assumed conversion of our 4.75% senior convertible notes, and the dilutive effect of stock options and awards of 1.0 million shares, were excluded from the calculation of diluted net loss per share for the thirteen weeks ended November 2, 2002 because the effect would have been anti-dilutive.

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

     We are accounting for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total estimated costs related to the plan are $11,143,000, of which $4,431,000 of costs were incurred during the Fiscal 2004 First Quarter, $6,389,000 of costs were incurred during the Fiscal 2004 Second Quarter, and $148,000 of costs were incurred during the Fiscal 2004 Third Quarter.

     The total estimated costs related to the plan consist of the following:

(In thousands)

Workforce reduction costs.....................................     $ 3,064
Lease termination and related costs...........................       3,703
Acceleration of depreciation of property, equipment,
    and leasehold improvements................................       3,703
Other facility closure costs..................................         673
                                                                   -------
Total estimated costs.........................................     $11,143
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

     During the Fiscal 2004 First Quarter, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its fair value as of its expected cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we made a decision to re-evaluate the use of the facility. As a result, we began to depreciate the current carrying amount of the asset over its estimated useful life.

     Expenses incurred in connection with the plan and payments/settlements of those expenses for the first three quarters of Fiscal 2004, and the remaining accrual at November 1, 2003, were as follows:

                                                  Thirty-nine Weeks Ended
                                                     November 1, 2003
                                                     ----------------      Accrual at
                                                   Expenses   Payments/    November 1,
(In thousands)                                     Incurred  Settlements      2003
                                                   --------  -----------      ----

Workforce reduction costs ......................   $ 3,059    $(2,856)      $   203
Lease termination and related costs ............     3,571       (897)        2,674
Accelerated depreciation costs (non-cash charge)     3,703     (3,703)            0
Other facility closure costs ...................       635       (635)            0
                                                   -------    -------       -------
Total ..........................................   $10,968    $(8,091)      $ 2,877
                                                   =======    =======       =======

     Expenses related to the plan accrued during the thirteen-weeks and thirty-nine weeks ended November 1, 2003 are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations for the respective periods.


8.  Restructuring Credit

     On January 28, 2002, we announced a restructuring plan that included the closing of The Answer/Added Dimensions chain of 77 stores and the conversion of approximately 20% of the Added Dimensions stores to Catherine's stores.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.  Corporate-owned Life Insurance Program

     During the Fiscal 2004 Second Quarter, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. The settlement included $18,477,000 of income taxes and $4,428,000 of interest, net of a tax benefit of $2,390,000. Of the $18,477,000 of income taxes, $16,125,000 was satisfied through the use of existing operating loss and tax credit carrybacks. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16,332,000. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement will have a net positive impact of approximately $7,100,000 on our Fiscal 2004 cash flows.


10.  Impact of Recent Accounting Pronouncements

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

     We have adopted the interim financial statement disclosure requirements of SFAS No. 148 in the Fiscal 2004 First Quarter. At the present time, we do not intend to voluntarily change from the intrinsic value method of accounting for stock-based compensation to the fair value method.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


10.  Impact of Recent Accounting Pronouncements (continued)

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that financial instruments within the scope of the statement be classified as a liability (or an asset in some circumstances). Under previous guidance, such instruments could be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB issued a FASB Staff Position ("FSP") to defer indefinitely the application of various provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests of all entities. The FSP also deferred indefinitely the classification and measurement provisions for non-controlling interests in consolidated limited-life entities.

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

     FIN No. 46 is effective for all VIEs created after January 31, 2003. The disclosure provisions of FIN No. 46 apply to financial statements issued after January 31, 2003, regardless of when the VIE was established. For VIEs created before February 1, 2003, the consolidation provisions of FIN. No. 46, as originally issued, were to be applied in the first interim or annual reporting period beginning after June 15, 2003. In October 2003, the FASB postponed the implementation date for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003, provided that the reporting entity has not issued financial statements reporting the VIE in accordance with FIN No. 46. Early adoption of the provisions of FIN No. 46 is permitted. We are currently assessing the impact of FIN No. 46 on our financial statements; however, we do not expect that adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our annual report on Form 10-K for the fiscal year ended February 1, 2003. As used in this management's discussion and analysis, the terms "Fiscal 2004" and "Fiscal 2003" refer to our fiscal year ending January 31, 2004 and our fiscal year ended February 1, 2003, respectively. The term "Fiscal 2005" refers to our fiscal year ending January 29, 2005. The terms "Fiscal 2004 First Quarter" and "Fiscal 2003 First Quarter" refer to the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The terms "Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter" refer to the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively. The terms "Fiscal 2004 Third Quarter" and "Fiscal 2003 Third Quarter" refer to the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively. The terms "first three quarters of Fiscal 2004" and "first three quarters of Fiscal 2003" refer to the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The term "Fiscal 2003 Fourth Quarter" refers to the thirteen weeks ended February 1, 2003. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, and cost reductions; plans for future operations; and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect," "should," "project," "estimate," "predict," "anticipate," "plan," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

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

o We may experience disruptions in the flow of our merchandise during the relocation of our Columbus, Ohio distribution center to our White Marsh, Maryland distribution center.

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

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that is being operated under our Fashion Bug proprietary credit card program. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Customer Loyalty Card Program" above for details of this program.


RESULTS OF OPERATIONS

     The following table presents certain financial data expressed as a percentage of net sales and on a comparative basis:

                                 Thirteen Weeks Ended        Percentage      Thirty-nine Weeks Ended       Percentage
                                 --------------------          Change        -----------------------         Change
                              November 1,     November 2,    From Prior    November 1,     November 2,     From Prior
                                  2003          2002(1)        Period          2003          2002(1)         Period
                                  ----          -------        ------          ----          -------         ------

Net sales...................     100.0%          100.0%         (2.3)%        100.0%          100.0%          (6.1)%
Cost of goods sold,
    buying, and occupancy
    expenses................      71.9            72.1          (2.5)          70.9            70.1           (5.1)
Selling, general, and
    administrative expenses.      26.7            27.3          (4.5)          24.9            25.3           (7.6)
Expenses related to cost
    reduction plan..........       0.0              -             -             0.6              -              -
Restructuring credit........        -             (0.2)       (100.0)            -             (0.1)        (100.0)
Income from operations......       1.4             0.8          68.6            3.5             4.6          (28.5)
Other income, principally
    interest................       0.1             0.1         (50.7)           0.1             0.1          (29.7)
Interest expense............       0.8             0.9         (11.6)           0.7             0.9          (31.3)
Income tax provision........       0.3             0.1          99.6            1.1             1.5          (28.1)
Minority interest in net
loss
    of subsidiary...........        -               -          (75.0)            -               -           (70.8)
Cumulative effect of
    accounting changes......        -               -            -               -             (2.7)        (100.0)
Net income (loss)                  0.4            (0.1)          -              1.8            (0.4)            -
--------------------

(1) Restated for adoption of EITF 02-16 (See Note 1 of Notes to Condensed Consolidated Financial Statements).

Results may not add due to rounding.

     The following table presents our net sales by store brand:

                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                             --------------------           -----------------------
                          November 1,    November 2,      November 1,      November 2,
(In millions)                2003           2002             2003             2002
                             ----           ----             ----             ----

Fashion Bug...........      $247.9         $256.6         $  797.9         $  867.1
Lane Bryant...........       206.7          205.0            652.6            670.8
Catherine's...........        75.7           79.8(1)         247.8            270.6(1)
Monsoon/Accessorize...          - (2)         0.9              1.7(2)           2.8
                            ------         ------         --------         --------
Total net sales.......      $530.3         $542.3         $1,700.0         $1,811.3
                            ======         ======         ========         ========
--------------------

(1) Includes sales from Added Dimensions stores that were closed during Fiscal 2003.

(2)  All Monsoon/Accessorize stores were closed prior to August 2, 2003.


     The following table presents certain additional information related to changes in our net sales:

                                                    Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                    --------------------         -----------------------
                                                  November 1,   November 2,     November 1,   November 2,
                                                     2003          2002            2003          2002
                                                     ----          ----            ----          ----

Increase (Decrease) in comparable
    store sales(1):
       Consolidated company....................        0%           (4)%            (3)%          (1)%
       Fashion Bug.............................        6            (1)              2             0
       Catherine's.............................       (5)            1              (1)            0
       Lane Bryant.............................       (5)           (8)             (9)           (4)

Sales from new stores as a percentage of
    total consolidated prior-period sales:
       Fashion Bug.............................        1             3               1             3
       Catherine's.............................        1             2               1             2
       Lane Bryant.............................        3             2               3            35

Prior-period sales from closed stores as a
    percentage of total consolidated
    prior-period sales:
       Fashion Bug.............................       (4)           (3)             (5)           (3)
       Catherine's.............................       (1)           (4)             (2)           (4)
       Lane Bryant.............................       (1)           (1)             (1)            0

Increase (decrease) in total sales.............       (2)           (1)             (6)           34
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

Comparison of Thirteen Weeks Ended November 1, 2003 and November 2, 2002

Net Sales

     Net sales were $530.3 million for the quarter ended November 1, 2003 ("Fiscal 2004 Third Quarter"), a decrease of 2.2% from net sales of $542.3 million for the quarter ended November 2, 2002 ("Fiscal 2003 Third Quarter"). The number of retail stores in operation at the end of the Fiscal 2004 Third Quarter was 2,257 stores, compared to 2,340 stores at the end of the Fiscal 2003 Third Quarter. The decrease in sales was due primarily to a decrease in the number of operating stores at our Fashion Bug chain following our Fiscal 2003 store restructuring initiative and negative comparable store sales results at our Lane Bryant and Catherine's chains. Consolidated comparable store sales were flat for the Fiscal 2004 Third Quarter.

     For Fashion Bug stores, higher average dollar transactions and positive comparable store sales in the Plus and Misses categories, along with the chain's "Priced Just Right" program, contributed to a comparable store sales increase of 6% for the Fiscal 2004 Third Quarter. For Catherine's stores, higher unit sales in the quarter were more than offset by negative traffic trends, resulting in negative comparable store sales of 5%. Categories with positive comparable store sales included Denim, which performed strongly as a result of the chain's fit initiative, Accessories, Leather Coats, Bras, and Shape Wear, which were offset by declines in comparable store sales of Career Wear, including Separates, Dresses, and Suits. Lane Bryant experienced negative comparable stores sales of 5% for the quarter but improved on a quarter over quarter basis. Lane Bryant stores experienced increased unit sales and higher average dollar transactions, which were more than offset by weak mall traffic and lower numbers of transactions as compared to the prior-year period. Improved comparable store sales of Intimate Apparel, Accessories, Active Wear, Knit and Woven Separates, and Outerwear were offset by declines in comparable store sales of Casual and Wear-to-Work Apparel lines. Our plans are to remain focused on continuing our progress in improving merchandise assortments at Lane Bryant.

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that is being operated under our Fashion Bug proprietary credit card program. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Customer Loyalty Card Program" above for details of this program. During the Fiscal 2004 Third Quarter, we decreased the accrual for the estimated costs of discounts earned and coupons issued and not redeemed from $2.4 million to $1.9 million. During the Fiscal 2004 Third Quarter, we recognized revenues of $2.5 million in connection with the new loyalty card program.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Customer Loyalty Card Program" above for details of this program. During the Fiscal 2004 Third Quarter and Fiscal 2003 Third Quarter, we recognized revenues of $0.4 million and $5.8 million, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We terminated this program during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $381.2 million for the Fiscal 2004 Third Quarter, a decrease from $391.0 million for the Fiscal 2003 Third Quarter, principally reflecting the decrease in net sales. As a percentage of net sales, these costs decreased 0.2% in the Fiscal 2004 Third Quarter as compared to the Fiscal 2003 Third Quarter.

     Cost of goods sold as a percentage of net sales decreased 0.2% in the Fiscal 2004 Third Quarter as compared to the Fiscal 2003 Third Quarter. The decrease was primarily a result of improved margins in our Fashion Bug and Lane Bryant chains, partially offset by reduced margins in our Catherine's chain. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales in the Fiscal 2004 Third Quarter were unchanged from the Fiscal 2003 Third Quarter. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $141.7 million for the Fiscal 2004 Third Quarter, a decrease from $148.3 million for the Fiscal 2003 Third Quarter. As a percentage of net sales, these costs decreased by 0.6% in the Fiscal 2004 Third Quarter as compared to the Fiscal 2003 Third Quarter. Selling expenses as a percentage of sales for the Fiscal 2004 Third Quarter decreased 0.6% from the prior-year period. General and administrative expenses were slightly lower than the prior-year period, and were unchanged as a percentage of sales. The improvements in selling, general, and administrative expenses were primarily a result of reductions in store payroll and the realization of cost reduction initiatives, including improved management of controllable expenses.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize efficiencies available to us, in order to improve profitability. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 7. Expenses Related to Cost Reduction Plan" above for details of this program. The total estimated costs related to this plan are $11.1 million, of which $0.1 million of costs were incurred during the Fiscal 2004 Third Quarter. We do not expect a material after-tax cash impact from execution of this plan. We expect this cost reduction plan to improve annualized pre-tax earnings by approximately $45 million. During the thirty-nine weeks ended November 1, 2003, we realized cost reductions of more than $20 million as a result of this plan. We expect to realize the remaining benefits of the cost reduction plan by the end of Fiscal 2005.

     During the Fiscal 2004 First Quarter, we made the decision to sell our Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset so that it was recorded at fair value on its cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we made a decision to re-evaluate the use of the facility. As a result, we began to depreciate the current carrying amount of the asset over its estimated useful life.

     Expenses incurred in connection with the plan and payments/settlements of those expenses for the Fiscal 2004 Third Quarter, and the remaining accrual at November 1, 2003, were as follows:

                                            Expenses for
                               Accrued at   Quarter Ended                 Accrued at
                                August 2,    November 1,    Payments/    November 1,
(In millions)                     2003          2003       Settlements       2003
                                  ----          ----       -----------       ----

Workforce reduction costs...      $0.9          $0.0          $(0.7)         $0.2
Lease termination and
    related costs...........       2.8           0.1           (0.2)          2.7
                                  ----          ----          -----          ----
Total.......................      $3.7          $0.1          $(0.9)         $2.9
                                  ====          ====          =====          ====

     Expenses related to the plan incurred during the Fiscal 2004 Third Quarter are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.

Restructuring Credit

     During the Fiscal 2003 Third Quarter, we completed the closing and conversion of The Answer/ Added Dimensions stores, and we recognized a pre-tax restructuring credit of $1.4 million. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 8. Restructuring Credit" above. The restructuring credit was primarily a result of our ability to negotiate lease terminations and amendments on terms more favorable than our original estimates.

Other Income/Interest Expense

     Other income (principally interest income) was $0.3 million for the Fiscal 2004 Third Quarter, a decrease from $0.7 million for the Fiscal 2003 Third Quarter. Interest expense was $4.1 million for the Fiscal 2004 Third Quarter, a decrease of 11.7% from $4.7 million for the Fiscal 2003 Third Quarter. The decrease was primarily a result of a reduced level of borrowings in the Fiscal 2004 Third Quarter as compared to the Fiscal 2003 Third Quarter.

Income Tax Provision

     The income tax provision for the Fiscal 2004 Third Quarter was $1.3 million, resulting in a 38.4% effective tax rate, as compared to an income tax provision for the Fiscal 2003 Third Quarter of $0.7 million, resulting in a 195.4% effective tax rate. During the Fiscal 2003 Third Quarter we increased the estimated effective tax rate for Fiscal 2003 from 38.2% to 39.0%. The increase in the effective tax rate for Fiscal 2003 was a result of the effect of unfavorable net permanent differences between book income and taxable income on our reduced estimate of Fiscal 2003 pre-tax income. The impact of this change in estimate on a relatively small pre-tax income for the Fiscal 2003 Third Quarter resulted in the high effective tax rate for the quarter.

Comparison of Thirty-nine Weeks Ended November 1, 2003 and November 2, 2002

Net Sales

     Net sales were $1,700.0 million for the first three quarters of Fiscal 2004, a decrease of 6.1% from net sales of $1,811.3 million for the first three quarters of Fiscal 2003. The decrease in sales was due primarily to negative comparable store sales results at our Lane Bryant chain, a decrease in the number of operating stores at our Fashion Bug chain following our Fiscal 2003 store restructuring initiative, and the closing of our The Answer/Added Dimensions chain during Fiscal 2003. We experienced a year-over-year decrease in consolidated comparable store sales of 3%.

     Fashion Bug stores experienced quarter-over-quarter improvements in comparable store sales, with a comparable store sales decrease of 3% in the Fiscal 2004 First Quarter offset by comparable store sales increases of 3% and 6% in the Fiscal 2004 Second Quarter and Fiscal 2004 Third Quarter, respectively. Year-to-date comparable store sales increased 2%, with increases in Plus Sportswear, Accessories, Intimate Apparel, and Shoes partially offset by decreases in Junior Sportswear and Dresses. Catherine's stores comparable store sales, which had improved from a decrease of 2% in the Fiscal 2004 First Quarter to an increase of 4% in the Fiscal 2004 Second Quarter, decreased 5% in the Fiscal 2004 Third Quarter. Year-to-date comparable store sales decreased 1%, reflecting decreases in Dresses, Career Sportswear, Suits, and Hosiery. Although Lane Bryant stores have experienced negative comparative store sales, they have shown quarter-over-quarter improvements, with a 5% decrease in comparable store sales in the Fiscal 2004 Third Quarter, as compared to a 9% decrease in the Fiscal 2004 Second Quarter and an 11% decrease in the Fiscal 2004 First Quarter. Year-to-date comparable stores sales decreased 9%, reflecting decreases in Sweaters, Casual Woven Tops, and Denim Separates which were partially offset by increases in Knit and Active Separates, Sleepwear, and Casual Woven Tops. Improved merchandise assortments for our Lane Bryant stores have resulted in increased unit sales and improved sales performance for the chain.

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

     During the Fiscal 2004 First Quarter, we introduced a new Fashion Bug customer loyalty card program that is being operated under our Fashion Bug proprietary credit card program. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Customer Loyalty Card Program" above for details of this program. We have accrued $1.9 million for the estimated costs of discounts earned and coupons issued and not redeemed during the first three quarters of Fiscal 2004. During the first three quarters of Fiscal 2004, we recognized revenues of $5.3 million in connection with the new loyalty card program.

     In Fiscal 2002, we began a customer loyalty card program for our Fashion Bug store customers. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 5. Customer Loyalty Card Program" above for details of this program. During the first three quarters of Fiscal 2004 and the first three quarters of Fiscal 2003, we recognized revenues of $6.7 million and $16.2 million, respectively, in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program. We terminated this program during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $1,205.1 million for the first three quarters of Fiscal 2004, a decrease from $1,269.7 million for the first three quarters of Fiscal 2003, principally reflecting the decrease in net sales. As a percentage of net sales, these costs increased 0.8% in the first three quarters of Fiscal 2004 as compared to the first three quarters of Fiscal 2003.

     Cost of goods sold as a percentage of net sales increased 0.2% in the first three quarters of Fiscal 2004 as compared to the first three quarters of Fiscal 2003. The increase was a result of lower merchandise margins in our Lane Bryant and Catherine's chains, partially offset by an improvement in margins in our Fashion Bug chain. Cost of goods sold includes merchandise costs, net of discounts and allowances, freight, and inventory shrinkage. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 0.6% in the first three quarters of Fiscal 2004 as compared to the first three quarters of Fiscal 2003. The increase in buying and occupancy expenses as a percentage of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative comparable store sales, particularly in our Lane Bryant chain. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $423.9 million for the first three quarters of Fiscal 2004, a decrease from $458.9 million for the first three quarters of Fiscal 2003. As a percentage of net sales, these costs decreased by 0.4% in the first three quarters of Fiscal 2004 as compared to the first three quarters of Fiscal 2003. Selling expenses as a percentage of sales for the first three quarters of Fiscal 2004 decreased 0.2% from the prior-year period, and general and administrative expenses decreased 0.2% as a percentage of sales. These decreases were primarily a result of the realization of cost reduction initiatives, including improved management of controllable expenses.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize efficiencies available to us, in order to improve profitability. See "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 7. Expenses Related to Cost Reduction Plan" above for details of this program. The total estimated costs related to this plan are $11.1 million, of which $11.0 million of costs were incurred during the first three quarters of Fiscal 2004. We do not expect a material after-tax cash impact from execution of this plan. We expect this cost reduction plan to improve annualized pre-tax earnings by approximately $45 million. During the thirty-nine weeks ended November 1, 2003, we realized cost reductions of more than $20 million as a result of this plan. We expect to realize the remaining benefits of the cost reduction plan by the end of Fiscal 2005.

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

     During the Fiscal 2004 First Quarter, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset so that it was recorded at fair value on its cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we made a decision to re-evaluate the use of the facility. As a result, we began to depreciate the current carrying amount of the asset over its estimated useful life.

     Expenses incurred in connection with the plan and payments/settlements of those expenses for the first three quarters of Fiscal 2004, and the remaining accrual at November 1, 2003, were as follows:

                                                      Expenses for
                                                       Thirty-nine
                                                       Weeks Ended               Accrued at
                                                       November 1,   Payments/   November 1,
(In millions)                                             2003      Settlements     2003
                                                          ----      -----------     ----

Workforce reduction costs...........................    $  3.1         $(2.9)       $0.2
Lease termination and related costs.................       3.6          (0.9)        2.7
Accelerated depreciation costs (non-cash charge)....       3.7          (3.7)        0.0
Other facility closure costs........................       0.6          (0.6)        0.0
                                                         -----         -----        ----
Total...............................................     $11.0         $(8.1)       $2.9
                                                         =====         =====        ====

     Expenses related to the plan incurred during the first three quarters of Fiscal 2004 are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations.

Restructuring Credit

     During the first three quarters of Fiscal 2003, we completed the closing and conversion of The Answer/Added Dimensions stores, and we recognized a pre-tax restructuring credit of $1.4 million (see "Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 8. Restructuring Credit" above). The restructuring credit was primarily a result of our ability to negotiate lease terminations and amendments on terms more favorable than our original estimates.

Other Income/Interest Expense

     Other income (principally interest income) was $1.3 million for the first three quarters of Fiscal 2004, a decrease from $1.9 million for the first three quarters of Fiscal 2003. Interest expense was $11.8 million for the first three quarters of Fiscal 2004, a decrease of 31.3% from $17.1 million for the first three quarters of Fiscal 2003. Interest expense for the first three quarters of Fiscal 2003 included a write-off of $1.0 million of unamortized deferred financing costs related to our $67.5 million 11.5% term loan which was paid off. In addition, the decrease was the result of both reduced levels of borrowings and lower interest rates on borrowings in the first three quarters of Fiscal 2004 as compared to the first three quarters of Fiscal 2003. During the Fiscal 2003 Second Quarter, we replaced $96.0 million of 7.5% Convertible Subordinated Notes due 2006 and a $67.5 million 11.5% term loan with $150.0 million of 4.75% Senior Convertible Notes.

Income Tax Provision

     The income tax provision for the first three quarters of Fiscal 2004 was $19.3 million, resulting in a 38.9% effective tax rate, as compared to an income tax provision for the first three quarters of Fiscal 2003 of $26.8 million, resulting in a 39.0% effective tax rate.

Cumulative Effect of Accounting Changes

     In Fiscal 2003, we changed our method of accounting for cash consideration received from a vendor in accordance with the provisions of FASB Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue 02-16 (the "Issue") addresses the accounting for cash consideration given to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products, from a reseller. The Issue provides accounting guidance on how a customer should characterize cash consideration received from a vendor and when to recognize and how to measure that consideration in its income statement.

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

     The following table highlights certain information related to our liquidity and capital resources:

                                               November 1,      February 1,
(Dollars in millions)                             2003             2003
                                                  ----             ----

Cash and cash equivalents...................      $72.3           $102.0
Long-term available-for-sale securities.....      $23.6            $23.5
Working capital.............................     $249.8           $196.7
Current ratio...............................        1.7              1.6
Long-term debt to equity ratio..............       33.8%            36.2%

     Our net cash provided by operating activities was $27.1 million for the first three quarters of Fiscal 2004, as compared to $118.9 million for the first three quarters of Fiscal 2003. The decrease was a result of a $6.5 million decrease in net income before non-cash charges and the cumulative effect of accounting changes; a $64.5 million increase in our investment in inventories, net of accounts payable; and a $20.8 million net change in prepaid and accrued expenses and income taxes payable.

     The increase in the net investment in inventories was primarily a result of a pre-Christmas seasonal build-up of inventories and a temporarily depressed level of inventories at the end of the Fiscal 2003 Third Quarter caused by dock strikes on the West Coast. The current year increase reflects a return to more normalized inventory levels. Prepaid expenses decreased $13.3 million during the first three quarters of Fiscal 2004, as compared to an increase of $1.5 million during the first three quarters of Fiscal 2003. The Fiscal 2004 decrease was primarily a result of our surrender of existing life insurance policies and receipt of their cash surrender value in connection with our settlement of an Internal Revenue Service audit of our corporate-owned life insurance program (see below). The settlement also resulted in a decrease in income taxes payable during the first three quarters of Fiscal 2004 that more than offset accrued taxes payable for the period. Income taxes payable decreased $6.3 million during the first three quarters of Fiscal 2004, as compared to an increase of $16.0 million during the first three quarters of Fiscal 2003. Accrued expenses and other liabilities decreased $8.0 million during the first three quarters of Fiscal 2004, as compared to an increase of $20.1 million during the first three quarters of Fiscal 2003, primarily as a result of the timing of certain payments. Cash flow from operating activities for the first three quarters of Fiscal 2003 also included a $12.0 million decrease in accrued restructuring costs for payments related to a restructuring plan announced on January 28, 2002.

     Our capital expenditures were $39.4 million during the first three quarters of Fiscal 2004. In addition, we acquired $9.2 million of equipment under capital leases. During the remainder of Fiscal 2004, we anticipate incurring additional capital expenditures of approximately $10 - $12 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance these capital expenditures principally through internally generated funds. In addition to the $10 - $12 million of capital expenditures discussed above, we expect to incur approximately $8 million of additional capital lease financing during the period from December 2003 through June 2004 in connection with the replacement of point-of-sale equipment for our Lane Bryant stores.

     During the Fiscal 2004 Second Quarter, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. The settlement included $18.5 million of income taxes and $4.4 million of interest, net of a tax benefit of $2.4 million. Of the $18.5 million of income taxes, $16.1 million was satisfied through the use of existing operating loss and tax credit carrybacks. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16.3 million. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement will have a net positive impact of approximately $7.1 million on our Fiscal 2004 cash flows.

     The following table sets forth information with respect to our store activity for the first three quarters of Fiscal 2004 and planned store activity for all of Fiscal 2004 (including the first three quarters of Fiscal 2004):

                                  Fashion    Lane                     Monsoon/
                                    Bug     Bryant     Catherine's   Accessorize   Total
                                    ---     ------     -----------   -----------   -----

Fiscal 2004 Year-to-Date:
Stores at February 1, 2003......   1,083      689          467            9        2,248
                                   -----      ---          ---           --        -----

Stores opened...................       2       31           10                        43
Stores converted................      (2)       8(1)        (2)                        4
Stores closed...................     (15)      (9)          (5)          (9)         (38)
                                   -----      ---        -----           --        -----
Net change in stores............     (15)      30            3           (9)           9
                                   -----      ---        -----           --        -----

Stores at November 1, 2003......   1,068      719          470            0        2,257
                                   =====      ===          ===           ==        =====

Stores relocated during period..      19       20           15                        54
Stores remodeled during period..       3       10            1                        14

Fiscal 2004:
Planned store openings..........       2    33-35        10-15                     45-52
Planned store closings..........   25-32    16-20        10-15            9        60-76
Planned store relocations.......   20-25    20-25        15-20                     55-70
--------------------

(1) Includes 4 Fashion Bug stores closed prior to February 1, 2003 which were converted to Lane Bryant stores during the first three quarters of Fiscal 2004.

     We have formed a trust called the Charming Shoppes Master Trust (the "Trust") to which Spirit of America National Bank, our credit card bank, has transferred, through a special-purpose entity, its interest in credit card receivables created under our Fashion Bug proprietary credit card program. We, together with the Trust, have entered into various agreements under which the Trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the Trust has entered into the securitization agreement. The Trust currently has two series of credit card receivables securitizations, series 1999-1 and 2002-1, with outstanding investor interests of $150.0 million and $100.0 million, respectively. The first scheduled principal payment dates and expected final principal payment dates range from March 15, 2004 to February 15, 2005 for Series 1999-1 and August 15, 2007 to May 15, 2008 for Series 2002-1. As these credit card receivables securitizations reach maturity, we plan to obtain funding for the Fashion Bug proprietary credit card program through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

     We securitized $232.7 million of private label credit card receivables in the first three quarters of Fiscal 2004 and had $263.0 million of securitized credit card receivables outstanding as of November 1, 2003. We held certificates and retained interests in our securitizations of $54.7 million as of November 1, 2003, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. At November 1, 2003, Charming Shoppes Receivables Corp. held $45.6 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $0.7 million (which are included in the $54.7 million of retained interests we held at November 1, 2003). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to hold proceeds of receivables within the trust as additional enhancement, which proceeds would otherwise be available to be paid to us with respect to our subordinated interests. For example, if either we or the trust fail to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the trust to stop using collections on trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we should have sufficient notice to seek alternative forms of financing through other third-party providers. As of November 1, 2003, the trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if not required to be paid to the other certificate holders, will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     On June 24, 2003, a credit-rating agency placed our rated securitization certificates on a credit watch. On September 10, 2003, the credit-rating agency removed the securitization certificates from credit watch and reaffirmed the ratings of the certificates.

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


FINANCING

     As of November 1, 2003, we had a $300.0 million revolving credit facility, which provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for overseas purchases of merchandise and for other guarantees. The availability of borrowings under our revolving credit facility is subject to limitations based on eligible inventory and the value of certain real property. The credit facility is secured by our general assets, except for certain assets related to our credit card securitization program, certain real properties and equipment subject to other mortgages, our interest in our joint venture with Monsoon plc, and the assets of our non-U.S. subsidiaries. The credit facility expires on August 16, 2004, and can be renewed for an additional year at our option. As of November 1, 2003, there were no borrowings outstanding under the revolving credit facility. We purchase merchandise from both the domestic and overseas wholesale apparel marketplace six to nine months prior to the start of a season and utilize letters of credit for overseas purchases.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .75% per annum for Prime Rate Loans, and LIBOR plus 2.0% to LIBOR plus 2.75% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our Leverage Ratio or excess availability, as defined in the credit facility. As of November 1, 2003, the interest rate on borrowings under the revolving credit line was 4.0%.

     The revolving credit facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The revolving credit facility also requires, among other things, that we not pay dividends on our common stock and, under certain circumstances, that we maintain an Adjusted Tangible Net Worth of $228.0 million (subject to adjustment). As of November 1, 2003, we were in compliance with the covenants included in the revolving credit facility. As of November 1, 2003, the excess availability under the revolving credit facility was $234.5 million.

     Additional information regarding our long-term borrowings is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Debt" of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

     As of November 1, 2003, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million additional shares of our common stock. Our ability to exercise this authority currently is restricted by the terms of our revolving credit facility and an agreement with Limited Brands that we entered into in conjunction with our acquisition of Lane Bryant. Subject to obtaining consents, and as conditions may allow, we may acquire additional shares of our common stock. Such shares, if purchased, would be held as treasury shares.

MARKET RISK

     We manage our Fashion Bug proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. Until November 2000, the credit card program billed finance charges based on a fixed rate. As of November 2000, finance charges on all accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. As of November 1, 2003, a portion of the certificates have fixed rates. To the extent that interest rates decline, we may be exposed to interest-rate risk on our fixed-rate certificates. The floating rate index on our floating-rate certificates is either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have exposure in the movement of basis risk between the floating rate index on the certificates and the Prime rate. As of November 1, 2003, the floating-rate finance charge rate was below the contractual floor rate, thus exposing us to a portion of interest-rate risk. If short-term interest rates were to increase by one percentage point by the end of Fiscal 2004, an increase of approximately $306 thousand in selling, general, and administrative expenses would result.

     As of November 1, 2003, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     In October 2003, we settled a purported class action suit filed in Alameda Superior Court, California on October 26, 2001 against Lane Bryant, Inc. by a terminated employee. The suit alleged that the terminated employee and all Lane Bryant store sales managers in California were misclassified as exempt employees, and are actually nonexempt employees and entitled to be paid overtime which they had not received. The settlement did not have a material impact on our results of operations for the quarter or nine months ended November 1, 2003.

     There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 and our Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

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

31.1 Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

     On August 21, 2003, we filed a Current Report on Form 8-K to furnish, under "Item 12. Results of Operations and Financial Condition," the text of our press release, issued August 21, 2003, announcing our earnings for the quarter ended August 2, 2003 (the second quarter of our fiscal year ending January 31, 2004).

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


                                          CHARMING SHOPPES, INC.
                                          ----------------------
                                          (Registrant)


Date:      December 4, 2003               /S/ Dorrit J. Bern
                                          ------------------
                                          Dorrit J. Bern
                                          Chairman of the Board
                                          President and Chief Executive Officer


Date:      December 4, 2003               /S/ Eric M. Specter
                                          -------------------
                                          Eric M. Specter
                                          Executive Vice President
                                          Chief Financial Officer

                                  Exhibit Index

Exhibit No.                            Item
-----------  ------------------------------------------------------------------

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