Form 10-K
period 2004-01-31
CHARMING SHOPPES INC
filed 2004-04-13
CIK 19353

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

                   For the fiscal year ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________ .

                        Commission file number 000-07258

                             CHARMING SHOPPES, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Pennsylvania                                           23-1721355
         ------------                                           ----------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                               IdentificationNo.)

 450 Winks Lane, Bensalem, Pennsylvania                             19020
 --------------------------------------                             -----
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] YES [ ] NO

     The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of August 2, 2003 (the last day of the registrant's most recently completed second fiscal quarter), based on the closing price on August 1, 2003, was approximately $576,208,000.

     As of April 1, 2004, 114,495,415 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference herein from the registrant's definitive proxy statement for its annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

                             CHARMING SHOPPES, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     Page

Item 1    Business
          General..........................................................   1
          Stores...........................................................   2
          Merchandising and Buying.........................................   3
          Marketing and Promotions.........................................   5
          Proprietary Credit Card Programs.................................   5
          Sourcing.........................................................   6
          Distribution and Logistics.......................................   6
          Competition......................................................   7
          MONSOON and ACCESSORIZE Joint Venture............................   7
          Employees........................................................   7
          Trademarks and Servicemarks......................................   7
          Executive Offices................................................   8
          Available Information............................................   8
Item 2    Properties.......................................................   8
Item 3    Legal Proceedings................................................   9
Item 4    Submission of Matters to a Vote of Security Holders..............   9
Additional Part I Information - Our Executive Officers.....................  10

PART II
Item 5    Market for the Registrant's Common Equity and Related
              Stockholder Matters..........................................  11
Item 6    Selected Financial Data..........................................  12
Item 7    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  14
          Forward-Looking Statements.......................................  14
          Overview.........................................................  16
          Critical Accounting Policies.....................................  17
          Results of Operations............................................  23
          Financial Condition..............................................  32
          Market Risk......................................................  38
          Impact of Recent Accounting Pronouncements.......................  39
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......  39
Item 8    Financial Statements and Supplementary Data......................  40
Item 9    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................  81
Item 9A   Controls and Procedures..........................................  81

PART III
Item 10   Directors and Executive Officers of the Registrant...............  82
Item 11   Executive Compensation...........................................  82
Item 12   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters.............................  82
Item 13   Certain Relationships and Related Transactions...................  83
Item 14   Principal Accountant Fees and Services...........................  83

PART IV
Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  84

SIGNATURES.................................................................  92

                                     PART I


Item 1.  Business

General

     We are a leading specialty apparel retailer primarily focused on plus-size women's apparel through our three distinct brands: LANE BRYANT(R), FASHION BUG(R), and CATHERINES Plus Sizes(R). During the year ended January 31, 2004 ("Fiscal 2004"), the sale of plus-size apparel represented approximately 77% of our total net sales. Through our fashion content, store layouts, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural profiles. As of January 31, 2004, we operated 2,227 stores in 48 states.

     In the late 1990's, our management team initiated a strategic plan aimed at capitalizing on the anticipated growth in the market for plus-size women's apparel. We began this process by increasing the floor space allocated to plus-size apparel in our FASHION BUG stores. In August 1999, we acquired the MODERN WOMANTM chain of 136 stores, which specialized in plus-size women's apparel. In January 2000, we acquired the CATHERINES(R) chain of 436 stores, which also specialized in plus-size women's apparel. We have since converted the MODERN WOMAN chain into CATHERINES stores. In August 2001, we acquired the Lane Bryant chain of 651 stores. LANE BRYANT is a premier brand in the plus-size market with an established customer base and proprietary-branded labels. The acquisition of LANE BRYANT significantly accelerated our long-term growth strategy of becoming a leader in the sale of plus-size women's apparel.

     Each of our brands is designed to attract a distinct customer:

          LANE BRYANT. LANE BRYANT is a widely recognized name in plus-size fashion. Through private labels, such as VENEZIA(R) and CACIQUE(R) (a line of intimate apparel), LANE BRYANT offers fashionable and sophisticated apparel in plus-sizes 14 - 28, including wear-to-work and casual sportswear, as well as accessories for the plus-size customer. LANE BRYANT has a loyal customer base, generally ranging in age from 25 to 45 years old, that shops for fashionable merchandise in the moderate price range. Primarily a mall-based destination store for the plus-size woman, LANE BRYANT currently operates 710 stores in 46 states that average approximately 6,100 square feet. In March 2003, we began e-commerce operations on our LANE BRYANT website.

          FASHION BUG and FASHION BUG PLUS. FASHION BUG and FASHION BUG PLUS stores specialize in selling a wide variety of plus-size, misses and junior apparel, accessories, and casual footwear. FASHION BUG customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range. Our 1,051 FASHION BUG stores are located in 45 states, primarily in strip shopping centers, and average approximately 9,000 square feet. FASHION BUG currently operates a marketing website offering fashion advisories, promotional information, and a store locator. We plan to introduce e-commerce operations on this website during the fiscal year ending January 29, 2005 ("Fiscal 2005").

          CATHERINES PLUS SIZES. CATHERINES specializes in plus-sizes and is particularly known for extended sizes (over size 28) and petite plus-sizes. CATHERINES offers classic apparel and accessories for wear-to-work and casual lifestyles. CATHERINES customers generally range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value when purchasing clothes. Our 466 CATHERINES stores are located in 44 states, primarily in strip shopping centers in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States, and average approximately 4,100 square feet. In March 2002, we began e-commerce operations on our CATHERINES website.

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve our profitability. During Fiscal 2004, we realized cost reductions of more than $30 million as a result of this plan. We expect this cost reduction plan to improve annualized pre-tax earnings by a total of approximately $45 million. Execution of the cost reduction plan resulted in a pre-tax charge of $11.5 million in Fiscal 2004. Components of the charge included a $4.2 million non-cash charge, primarily for accelerated depreciation of the net book value of the assets at our Memphis, Tennessee distribution center, and $7.3 million of cash items, primarily related to lease termination costs and severance. The costs related to the plan did not have a material after-tax cash impact in Fiscal 2004. Additional details of the plan are included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" below.

Stores

     Our 2,227 stores (as of January 31, 2004) are primarily located in suburban areas and small towns. Approximately 70% of these stores are located in strip shopping centers, while the balance are located in community and regional malls. The majority of our FASHION BUG and CATHERINES stores are strip-center based. Most of our LANE BRYANT stores are in malls. Over the past few years, LANE BRYANT has expanded into strip centers, and has demonstrated success in strip center locations. Approximately 20% of our LANE BRYANT stores are currently located in strip shopping centers.

     We believe that our customers visit strip shopping centers frequently as a result of the tenant mix and convenience of strip shopping centers. Our long-term store growth plans are to expand both LANE BRYANT and CATHERINES into additional strip center locations. Availability of strip center retail space continues to significantly outpace mall expansion. In addition, we benefit in strip centers from substantially lower occupancy costs as compared to occupancy costs in malls.

     Our merchandise displays enable our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. We relocate or remodel our stores as appropriate to convey a fresh and contemporary shopping environment. We frequently test and implement new store designs and fixture packages that are aimed at providing an effective merchandise presentation. In particular, we intend, on a targeted basis, to continue remodeling certain of our FASHION BUG stores to present a bright, well-defined, easy-to-shop layout. In addition, we emphasize customer service, including the presence of helpful salespeople in the stores, layaway plans, and acceptance of merchandise returns for cash or credit within a reasonable time period. Typically, our stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

     We continue to seek additional new locations that meet our financial and operational objectives. We currently plan to open approximately 55 stores during Fiscal 2005. The breakdown by brand is approximately: 35 LANE BRYANT stores, 15 CATHERINES stores, and 5 FASHION BUG stores. Additionally, we currently plan to relocate approximately 55 stores during Fiscal 2005.

     Our store openings and closings and number of locations over the past five fiscal years are set forth in the following table:

                                                                   Year Ended
                                               ------------------------------------------------
                                               Jan. 31,   Feb. 1,    Feb. 2,   Feb. 3,  Jan. 29,
                                                 2004      2003       2002      2001      2000
                                                 ----      ----       ----      ----      ----
Store Activity:
Number of stores open at beginning of period    2,248     2,446      1,755     1,740     1,135
Opened during period .......................       50        57        125       106        75
Acquired during period .....................        0         0        651         0       572
Closed during period .......................      (71)     (255)       (85)      (91)      (42)
                                               ------    ------     ------    ------    ------
                                                                                            (2)
Number of stores open at end of period .....    2,227     2,248      2,446     1,755     1,740
                                               ======    ======     ======    ======    ======

Number of Stores by Brand:
FASHION BUG and FASHION BUG PLUS ...........    1,051     1,083      1,252     1,230     1,185
LANE BRYANT ................................      710       689        647         0         0
CATHERINES .................................      466       467        461       414       452(3)
THE ANSWER(R)/ADDED DIMENSIONS(R) ..........        0         0         77       110       103
MONSOON/ACCESSORIZE(4) .....................        0         9          9         1         0
                                               ------    ------     ------    ------    ------
Number of stores open at end of period .....    2,227     2,248      2,446     1,755     1,740
                                               ======    ======     ======    ======    ======
--------------------

(1) Includes 124 FASHION BUG stores and 68 ADDED DIMENSIONS stores that were closed in connection with a restructuring plan announced on January 28, 2002.

(2) Includes 35 MODERN WOMAN stores that were closed in connection with the conversion of MODERN WOMAN stores into CATHERINES stores during the year ended February 3, 2001.

(3) Includes 122 MODERN WOMAN stores that were closed or converted to the CATHERINES formats during the year ended February 3, 2001.

(4) We closed these stores during Fiscal 2004 (see "MONSOON and ACCESSORIZE Joint Venture" below).

     All stores are operated under our direct management. Each store has a manager and an assistant manager or supervisor, who are in daily operational control of their location. We employ district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each district manager has responsibility for an average of 12 stores. Regional managers, who report to a Director of Stores, supervise the district managers. Generally, we appoint store managers from the group of assistant managers, and district managers are appointed from the group of store managers. We seek to motivate our store personnel through internal advancement and promotion, competitive wages and various incentive, medical, and retirement plans. We centrally develop store operations, merchandising, and buying policies, assigning to individual store management the principal duties of display, selling, and reporting through point-of-sale terminals.

Merchandising and Buying

     We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the target customer for each of our brands. Separate merchandise groups for each of our brands conduct merchandise purchasing, using buyers supervised by one or more merchandise managers. We believe that specialization of buyers within our brands enhances the distinctiveness of the brands and their offerings. In addition, we use domestic and international fashion market guidance, fashion advisory services, proprietary design, and in-store testing to determine the optimal product assortments for each of our brands. We believe that this approach results in greater success in predicting customer preferences while reducing our inventory investment and risk. We also seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.

     We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location. At LANE BRYANT, we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and wear-to-work merchandise, intimate apparel, and accessories. We strive to translate current trends into plus-sizes and to be first to market with our merchandise. At FASHION BUG, we offer an assortment of both casual and wear-to-work apparel, in plus, misses, junior, and girls sizes as well as maternity, at low-to-moderate prices. FASHION BUG's plus- and misses-size merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel, including knit and woven tops, dresses, shorts, pants, and skirts, as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear. FASHION BUG's junior merchandise reflects the latest fashion trends and includes a significant amount of well-recognized third-party national brands. At CATHERINES, we offer a broad assortment of plus-size merchandise in classic styles designed to provide "head-to-toe" dressing for the 40- to 65-year-old customer. CATHERINES features sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes. CATHERINES has developed a unique expertise in the fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

     For stores that are identified as having certain profiles, we have distribution systems in place that can stock the stores with products specifically targeted to such profiles. Our merchandising staffs obtain store and brand-wide inventory information generated by merchandise information systems that use point-of-sale terminals. Through these terminals, merchandise can be followed from the placement of our initial order for the merchandise to the actual sale to our customer. Based upon this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons. In addition, we continue to work to improve inventory turnover by better managing the flow of seasonal merchandise to our stores across all geographic regions.

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

     Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the spring and Christmas seasons. We generally build inventory levels before these peak sales periods. To keep inventory current and fashionable, we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 2004, as a percent of total sales, were 24.7%, 26.5%, 23.2%, and 25.6%, respectively.

     During the second half of Fiscal 2003 and the first half of Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, certain of its products, which resulted in higher levels of promotional pricing. In addition, certain basic products were under-stocked during the second half of Fiscal 2003, resulting in missed sales opportunities. As a result of these issues, we initiated a plan to re-establish growth at LANE BRYANT. Due to product lead times, these issues negatively affected LANE BRYANT results into the first half of Fiscal 2004. Although LANE BRYANT continued to experience negative comparable store sales during Fiscal 2004, the brand experienced quarter-to-quarter improvement in comparable store sales. LANE BRYANT comparable store sales increased 1% in the fourth quarter of Fiscal 2004, as compared to comparable store sales decreases in the first three quarters of Fiscal 2004.

Marketing and Promotions

     We use several types of advertising to stimulate customer traffic. We use targeted direct mail advertising to preferred customers selected from a database of approximately 29 million proprietary credit card, third-party credit card, and cash customers. We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours to attract customers. We believe that, with the planning and guidance of our specialized home office personnel, each brand provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

     We maintain websites for our LANE BRYANT, FASHION BUG, and CATHERINES brands that provide information regarding current fashions and promotions. Our LANE BRYANT website enjoys more than 900,000 unique visitors per month and an established on-line community. In March 2002, we began e-commerce operations on our CATHERINES website, and in March 2003, we began e-commerce operations on our LANE BRYANT website. We plan to introduce e-commerce operations on our FASHION BUG website during Fiscal 2005.

     During Fiscal 2004, we launched FIGURE(TM) magazine, a periodic fashion and lifestyle magazine for women. The magazine features clothing and fashions from our LANE BRYANT, FASHION BUG, and CATHERINES brands, and also covers beauty, health and fitness, home, food and entertaining, relationships, social, and community issues. The magazine is available by subscription, and is also sold in all of our stores and at selected newsstands and supermarkets, including certain national booksellers. Since its inception in August 2003, the magazine has grown to a circulation of more than 400,000 copies.

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. Additional information on our loyalty card programs is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Revenue Recognition" below.

Proprietary Credit Card Programs

     We seek to encourage sales through the promotion of our proprietary credit cards. We believe that our credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct mail promotion, and encouraging incremental sales.

     Our FASHION BUG credit card program accounted for approximately 27% of FASHION BUG retail sales in Fiscal 2004, and has approximately two million active accounts. We control credit policies and service the FASHION BUG proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

     Our LANE BRYANT and CATHERINES brands also offer customers the convenience of proprietary credit card programs. The LANE BRYANT credit card program accounted for approximately 29% of LANE BRYANT retail sales during Fiscal 2004, and has approximately one million active accounts. The CATHERINES credit card program accounted for approximately 30% of CATHERINES retail sales during Fiscal 2004, and has approximately 500,000 active accounts. We use third-party banks to finance and service the LANE BRYANT and CATHERINES credit card programs. These third-party banks provide new account approval, credit authorization, billing, and account collection services. Under non-recourse agreements with the third-party banks, we are reimbursed with respect to sales generated by the credit cards.

     A more comprehensive description of our asset securitization process and our commitments under the third-party bank agreements is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Off-Balance-Sheet Arrangements" and "Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; Note 16. Asset Securitization" below.

Sourcing

     To meet the demands of our customers, we access both the domestic wholesale and overseas apparel markets for our merchandise purchases. This allows us to maintain flexible lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. During Fiscal 2004, we purchased merchandise from approximately 1,000 suppliers and factories located throughout the world. We use our overseas sourcing operations, which generally require longer lead times, primarily to purchase fashion-basic merchandise. In Fiscal 2004, overseas sourcing accounted for approximately 19% of consolidated merchandise purchases. Overseas sourcing as a percent of merchandise purchases by brand, was approximately 26% for FASHION BUG, 13% for LANE BRYANT, and 12% for CATHERINES. During Fiscal 2004, we purchased a portion of LANE BRYANT merchandise from Mast Industries, Inc. ("Mast"). Mast, a contract manufacturer and apparel importer, is a wholly-owned subsidiary of Limited Brands, Inc. ("Limited Brands"). These purchases from Mast accounted for approximately 17% of our total merchandise purchases and approximately 40% of merchandise purchases for LANE BRYANT during Fiscal 2004. No other vendor accounted for more than 4% of total merchandise purchases during Fiscal 2004.

     We pay for merchandise purchases outside the United States using letters of credit with third-party vendors where we are the importer of record. To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should political instability result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.


Distribution and Logistics

     We currently operate two distribution centers. For our FASHION BUG stores, we operate a distribution center in Greencastle, Indiana. Located on a 150-acre tract of land, this facility contains a building of approximately 1,000,000 square feet. We estimate that this facility has the capacity to service up to approximately 1,800 stores. For our LANE BRYANT stores and CATHERINES stores, we operate a distribution center in White Marsh, Maryland. Located on 29 acres of land, the White Marsh facility contains a building of approximately 393,000 square feet, which is currently designed to service up to approximately 1,400 stores.

     We acquired the 393,000 square foot White Marsh distribution center during Fiscal 2003 at a cost of $17.3 million to replace LANE BRYANT's leased distribution center in Columbus, Ohio. We completed the relocation of the Columbus distribution center to our White Marsh distribution center in February 2004. The lease for the Columbus, Ohio distribution center and a related logistics and transportation services agreement were terminated effective as of February 29, 2004 in accordance with early cancellation provisions of the lease and agreement. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we were also able to consolidate our 213,000 square foot Memphis, Tennessee distribution center into the White Marsh facility during Fiscal 2004. We relocated the Memphis distribution center in June 2003. We are currently evaluating alternative uses for the Memphis facility. The consolidation of the Memphis distribution center into the

White Marsh facility was part of a cost reduction plan announced in March 2003. See "General" above, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" below for details of the cost reduction plan.

     Substantially all of our merchandise purchases are received at our distribution facilities, where they are prepared for distribution to our stores. Automated sorting systems in the distribution centers enhance the flow of merchandise from receipt to quality control inspection, receiving, ticketing, packing, and final shipment. Merchandise is shipped to each store principally by common carriers. We use computerized automated distribution profiles to combine shipments when possible and improve the efficiency of the distribution operations.

Competition

     The retail sale of women's apparel is a highly competitive business with numerous competitors, including department stores, specialty apparel stores, discount stores, and mail-order and e-commerce companies. We cannot reasonably estimate the number of our competitors due to the large number of companies selling women's apparel. The primary elements of competition are merchandise style, size, selection, fit, quality, display, and price, as well as store location, design, advertising, and promotion and personalized service to the customers.

MONSOON and ACCESSORIZE Joint Venture

     In October 2000, we announced the signing of a joint venture agreement with MONSOON plc., in order to bring the United Kingdom's apparel and accessories concepts of MONSOON(R) and ACCESSORIZE(R) stores to the United States. We tested the concept in the United States during 2001 and 2002. The performance of the stores opened during the test period did not meet our expectations. Higher-than-anticipated lease costs led to our decision, announced on March 18, 2003 as part of our cost reduction plan, to discontinue the operation of these stores. We closed our nine MONSOON/ACCESSORIZE stores during Fiscal 2004. See "General" above, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" below for details of the cost reduction plan.

Employees

     As of the end of Fiscal 2004, we employed approximately 25,000 associates, which included approximately 16,000 part-time employees. In addition, we hire a number of temporary employees during the Christmas season. Approximately 25 of our employees are represented by unions. We believe that overall our relationship with these unions, and our employees in general, is satisfactory.

Trademarks and Servicemarks

     We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. "FASHION BUG(R)", "FASHION BUG PLUS(R)", "BUNDLE OF JOY(TM)", "FIGURE
(TM)", "L.A. BLUES(R)", "CATHERINES(R)", "CATHERINES PLUS SIZES(R)", "C.S.T. STUDIO(R)", "C.S.T. SPORT(R)", "MAGGIE BARNES(R)", "ANNA MAXWELL(R)", "LIZ & ME(R)", "SERENADA(R)", "CAPISTRANO(R)", "LANE BRYANT(R)", "VENEZIA(R)", "VENEZIA JEANS CLOTHING CO.(R)", "CACIQUE(R)", "ELEMENTAL STRETCH(R)", and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

     We also own the following domain name registrations: charming.com, charmingshoppes.com, fashionbug.com, fashionbugplus.com, fashionbugcard.com, catherines.com, lanebryant.com, figuremagazine.com, and others of lesser importance.

Executive Offices

     Charming Shoppes, Inc., was incorporated in Pennsylvania in 1969. Our principal offices are located at 450 Winks Lane, Bensalem, Pennsylvania 19020. Our telephone number is (215) 245-9100.

Available Information

     We maintain an Internet website at www.charmingshoppes.com. As of March 25, 2003, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our historical filings can also be accessed directly from the SEC's website at www.sec.gov. See "PART III; Item 10. Directors and Executive Officers of the Registrant" below for additional information that is available on our Internet website.


Item 2.  Properties

     We lease all our stores, with the exception of four stores that we own. Typically, store leases have initial terms of 5 to 20 years and generally contain provisions for co-tenancies, renewal options, additional rentals based on a percentage of sales, and payment of real estate taxes and common area charges.

     With respect to leased stores open as of January 31, 2004, the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:


                                              Number of
                    Period                 Leases Expiring
                    ------                 ---------------
                 2004                             68(1)
                 2005 - 2009                     794
                 2010 - 2014                     386
                 2015 - 2019                     323
                 2020 - 2024                     459
                 2025 - 2029                     154
                 Thereafter                       39

---------------

(1) Includes 32 stores on month-to-month leases

     We own a 1,000,000 square foot distribution center in Greencastle, Indiana that services our FASHION BUG and FASHION BUG PLUS stores and a 393,000 square foot distribution center in White Marsh, Maryland that services our LANE BRYANT and CATHERINES stores. We acquired the White Marsh distribution center during Fiscal 2003 to replace our leased distribution center in Columbus, Ohio. We relocated the Columbus distribution center in February 2004. The lease for the Columbus, Ohio distribution center and a related logistics and transportation services agreement were terminated effective as of February 29, 2004 in accordance with early cancellation provisions of the lease and agreement. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we were also able to consolidate our 213,000 square foot Memphis, Tennessee distribution center into the White Marsh facility. We relocated the Memphis distribution center in June 2003. We are currently evaluating alternative uses for the Memphis facility.

     We lease 105,000 square feet of office space in Bensalem, Pennsylvania that houses our corporate headquarters and certain FASHION BUG operations. We also own approximately 22 acres in Bensalem with a 145,000 square foot office building that houses our primary data processing facility and additional administrative offices. We own a 63,000 square foot facility in Memphis, Tennessee that houses our CATHERINES corporate offices. We also lease 130,000 square feet of office space near Columbus, Ohio that houses our LANE BRYANT corporate offices. Our credit operations, including Spirit of America National Bank, our wholly-owned credit card bank subsidiary, occupy 30,000 square feet of leased office space in Miami Township, Ohio. We also maintain offices in New York City that occupy 13,000 square feet of leased space, and we own or lease a total of 43,000 square feet of office and warehouse space in Asia.


Item 3.  Legal Proceedings

     On December 22, 2003, the Superior Court of California, County of Los Angeles dismissed a suit filed on April 17, 2003 by Donald Brown, Thomas Lamore, and Sau Yeung against 109 entities, including Lane Bryant, Inc. The named plaintiffs purported to represent a class of applicants for employment against the 109 defendants, alleging, among other things, violations of California state laws regarding the questioning of job applicants about certain illegal drug-related criminal convictions.

     On March 13, 2003, a former employee of FASHION BUG filed a purported class action suit in Los Angeles County Superior Court, California, against Charming Shoppes and FASHION BUG of California, Inc. This case was settled on March 17, 2004, and did not have a material impact on our results of operations for the year ended January 31, 2004.

     There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in our Quarterly Reports on Form 10-Q for the quarters ended May 3, 2003 and November 1, 2003.

     Other than ordinary routine litigation incidental to our business, there are no other pending material legal proceedings that we or any of our subsidiaries are a party to, and there are no other proceedings that are expected to have a material adverse effect on our financial condition or results of operations.


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

     Dorrit J. Bern, 53, has served as Chairman of the Board of Directors since January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern's term as a Director expires in 2005.

     Joseph M. Baron, 56, has served as Executive Vice President and Chief Operating Officer since March 2002. Before that, he served as President and Chief Executive Officer of Homelife Corporation from February 1999 to October 2001, and as President of Sears Homelife Furniture from 1996 to February 1999. Homelife Corporation filed a bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code during July 2001.

     Michel Bourlon, 44, has served as Executive Vice President - Sourcing since March 2004. Before that, he served as Managing Director of Eddie Bauer International (Hong Kong) Ltd., from September 1997 to February 2004.

     Anthony A. DeSabato, 55, has served as Executive Vice President - Corporate and Labor Relations, Business Ethics, and Loss Prevention since July 2003. Before that, he served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

     Eric M. Specter, 46, has served as Executive Vice President - Chief Financial Officer since January 1997, and he has been employed by us since 1983. He also served as Treasurer from February 1998 to March 2000.

     Colin D. Stern, 55, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

     Gale H. Varma, 53, has served as Executive Vice President - Human Resources since July 2003. Before that, she served as Division Vice President - Human Resources and Ethics Officer for the Prudential Institutional Employee Benefits division of Prudential Financial Services, a division of Prudential Insurance Company of America, from September 1997 to April 2003.

     Erna Zint, 60, has served as Executive Vice President - Sourcing since January 1996, and will assume the position of Executive Vice President - Quality Assurance/Control and Technical Design in June 2004.

     Jonathon Graub, 45, has served as Senior Vice President - Real Estate, since December 1999, and he has been employed by us since 1981.

     John J. Sullivan, 57, has served as Vice President - Corporate Controller since October 1998.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Our common stock is traded on the over-the-counter market and quoted on the NASDAQ National Market ("NASDAQ") under the symbol "CHRS," and is listed and traded on the Chicago Board Options Exchange ("CBOE") under the symbol "QSR." The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by NASDAQ.

                  Fiscal 2004     Fiscal 2003
                  -----------     -----------
                  High    Low     High    Low

1st Quarter....  $4.75   $2.70   $9.14   $5.46
2nd Quarter....   5.72    3.94    8.90    5.74
3rd Quarter....   6.80    4.89    7.42    3.86
4th Quarter....   6.85    5.09    5.47    3.30

     The approximate number of holders of record of our common stock as of April 1, 2004 was 2,259. This number excludes individual stockholders holding stock under nominee security position listings.

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the near future. In addition, our existing credit facility and one of our agreements with Limited Brands restrict the payment of dividends on our common stock. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Financing; Long-term Debt and Equity Financing" and "Item
8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 7. Debt" below).

Item 6.  Selected Financial Data

     The following table presents selected financial data for each of our five fiscal years ended as of January 29, 2000 through January 31, 2004. The selected financial data is taken from our audited financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included under "Item 8. Financial Statements and Supplementary Data."


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY

                                                                             Year Ended
                                                  ----------------------------------------------------------------
                                                 Jan. 31,       Feb. 1,        Feb. 2,       Feb. 3,      Jan. 29,
(Dollars in thousands, except per share amounts)   2004          2003          2002(1)     2001(1)(2)      2000(1)
                                                   ----          ----          ------      ---------       ------
Operating Statement Data:
Net sales...................................... $2,285,680    $2,412,409    $1,993,843    $1,607,079     $1,196,529
                                                ----------    ----------    ----------    ----------     ----------
Cost of goods sold, buying, and occupancy
    expenses...................................  1,642,065     1,721,052     1,455,601     1,134,554        854,774
Selling, general, and administrative expenses..    554,884       603,502       486,204       382,398        281,637
Amortization of goodwill.......................          0             0         4,885         4,885              0
Expenses related to cost reduction plan........     11,534(3)          0             0             0              0
Restructuring charge (credit)..................          0        (4,813)(4)    37,708(4)          0         (3,471)(5)
Non-recurring gain from demutualization of
    insurance company..........................          0             0             0             0         (6,700)(6)
                                                ----------    ----------    ----------    ----------     ----------
Total operating expenses.......................  2,208,483     2,319,741     1,984,398     1,521,837      1,126,240
                                                ----------    ----------    ----------    ----------     ----------
Income from operations.........................     77,197        92,668         9,445        85,242         70,289
Other income, principally interest.............      2,050         2,328         4,730         8,304          9,594(7)
Interest expense...............................    (15,609)      (20,292)      (18,701)       (8,894)        (7,308)
                                                ----------    ----------    ----------    ----------     ----------
Income (loss) before income taxes, minority
    interest, and cumulative effect of
    accounting changes.........................     63,638        74,704        (4,526)       84,652         72,575
Income tax provision (benefit).................     23,141        29,055          (120)       33,014       27,516(7)
                                                ----------    ----------    ----------    ----------     ----------
Income (loss) before minority interest and
    cumulative effect of accounting changes....     40,497        45,649        (4,406)       51,638         45,059
Minority interest in net loss of consolidated
    subsidiary.................................        142           679             0             0              0
Cumulative effect of accounting changes,
    net of tax.................................          0     c (49,098)(8)         0          (540)(9)          0
                                                ----------    ----------    ----------    ----------     ----------
Net income (loss).............................. $   40,639    $   (2,770)   $   (4,406)   $   51,098     $   45,059
                                                ==========    ==========    ==========    ==========     ==========

Basic net income (loss) per share:
    Before cumulative effect of accounting
         changes...............................      $ .36         $ .41         $(.04)        $ .51          $ .46
    Net income (loss)..........................        .36          (.02)         (.04)          .50            .46
Basic weighted average common shares
     outstanding...............................    112,491       113,810       105,842       101,119         98,609

Net income (loss) per share, assuming dilution:
    Before cumulative effect of accounting
         changes...............................      $ .35         $ .39         $(.04)        $ .49          $ .43
    Net income (loss)..........................        .35           .01          (.04)          .48            .43
Diluted weighted average common shares and
    equivalents outstanding....................    128,558       130,937       105,842       115,027        115,888

Balance Sheet Data(10):
Total assets................................... $1,164,879    $1,131,886    $1,137,147      $846,772       $779,612
Current portion - long-term debt...............     17,278        12,595         9,379         4,954          1,920
Long-term debt.................................    202,819       203,045       208,491       113,540        105,213
Working capital................................    271,915       193,517       141,839       208,389        161,376
Stockholders' equity...........................    605,085       561,634       549,802       493,269        436,263

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY
                                   (Continued)


                                                                               Year Ended
                                                    ----------------------------------------------------------------
                                                    Jan. 31,       Feb. 1,       Feb. 2,      Feb. 3,       Jan. 29,
                                                      2004          2003         2002(1)     2001(1)(2)      2000(1)
                                                      ----          ----         ------      ---------       -------

Performance Data:
Including cumulative effect of accounting changes:
     Net return on average stockholders' equity..      7.0%         (0.5)%        (0.8)%        11.0%          11.0%
     Net return on average total assets..........      3.6          (0.2)         (0.4)          6.3            6.2

Before cumulative effect of accounting changes:
     Net return on average stockholders' equity..      6.4%          7.9%         (0.8)%        11.1%          11.0%
     Net return on average total assets..........      3.4           3.9          (0.4)          6.4            6.2
--------------------

(1) Includes the results of operations of Lane Bryant, Inc., acquired August 16, 2001; Catherines Stores Corporation, acquired January 7, 2000; and Modern Woman Holdings, Inc., acquired August 2, 1999 from the dates of their respective acquisitions.

(2)  Fiscal 2001 consisted of 53 weeks.

(3) In March 2003, we announced a cost reduction plan designed to take advantage of the centralization of corporate administrative services and to realize certain efficiencies, in order to improve profitability. For details of the program, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" below.

(4) In January 2002, our Board of Directors approved a restructuring plan that included the closing of THE ANSWER/ADDED DIMENSIONS chain of 77 stores; the conversion of approximately 20% of the ADDED DIMENSIONS stores to CATHERINES stores; the closing of 130 under-performing FASHION BUG stores; and the conversion of 44 FASHION BUG stores to LANE BRYANT stores. This restructuring plan resulted in a pre-tax charge of $37,708,000 in Fiscal 2002. We completed the restructuring plan by the end of Fiscal 2003, and recognized a pre-tax restructuring credit of $4,813,000, primarily as a result of favorable negotiations of lease terminations.

(5) During Fiscal 2000, we revised our estimates of costs recognized during Fiscal 1999 relating to the closing of our Bensalem distribution center and the elimination of our men's business. As a result, we recognized pre-tax restructuring credits of $2,834,000 relating to the closing of our distribution center and $2,096,000 relating to the elimination of our men's business. In addition, we recognized a pre-tax restructuring charge of $1,459,000 in Fiscal 2000 in connection with the consolidation of the MODERN WOMAN chain of stores into the CATHERINES brand.

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








                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY
                                   (Continued)


(8) In Fiscal 2003, we fully adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the transition provisions of SFAS No. 142, we tested goodwill related to our CATHERINES acquisition for impairment, and recorded a write-down of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. In addition, we recognized a charge of $5,123,000, net of income taxes of $2,758,000, in connection with the adoption of FASB Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This charge represents a reduction in inventory cost for the cumulative effect of cash received from vendors as of the beginning of Fiscal 2003. Pro forma net income (loss) and per share information as if we had applied the provisions of EITF Issue 02-16 for all years presented is as follows:

                                                                   Year Ended
                                                          -----------------------------
                                                          Feb. 2,     Feb. 3,   Jan. 29,
     (In thousands, except per share amounts)              2002        2001       2000
                                                           ----        ----       ----
     Pro forma net income (loss)........................ $(5,189)    $51,309    $44,600
     Basic net income (loss) per share..................    (.05)        .51        .45
     Net income (loss) per share, assuming dilution.....    (.05)        .48        .43

(9) We changed our method of accounting for sales returns and layaway sales in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") effective as of January 30, 2000. The cumulative effect of the change as of January 30, 2000 was a reduction in income of $540,000, net of a tax benefit of $334,000.

(10) Certain prior-year amounts reflect reclassifications to conform to the current-year presentation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "Fiscal 2004," "Fiscal 2003," and "Fiscal 2002" refer to our fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively. The term "Fiscal 2005" refers to our fiscal year which will end on January 29, 2005.


FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, financing needs or plans, and plans for future operations, as well as assumptions relating to the foregoing. The words "expect," "project," "estimate," "predict," "anticipate," "plan," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.

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

o A slowdown in the United States economy and an uncertain economic outlook could lead to reduced consumer demand for our apparel and accessories in the future.

o The women's specialty retail apparel industry is highly competitive and we may be unable to compete successfully against existing or future competitors.

o We cannot assure the successful implementation of our business plan for increased profitability and growth in our plus-size women's apparel business.

o Our business plan is largely dependent upon the continued growth in the plus-size women's apparel market, which may not continue.

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

o We rely significantly on foreign sources of production and face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad. Such risks include (but are not necessarily limited to) political instability, imposition of, or changes in, duties or quotas, increased security requirements applicable to imports, delays in shipping, increased costs of transportation, and issues relating to compliance with domestic or international labor standards.

o Our stores experience seasonal fluctuations in net sales and operating income. Any decrease in sales or margins during our peak sales periods, or in the availability of working capital during the months preceding such periods, could have a material adverse effect on our business. In addition, extreme or unseasonable weather conditions may have a negative impact on our sales.

o War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

o We may be unable to obtain adequate insurance for our operations at a reasonable cost.

o We may be unable to protect our trademarks and other intellectual property rights, which are important to our success and our competitive position.

o We may be unable to hire and retain a sufficient number of suitable sales associates at our stores.

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

o We may be unable to successfully implement our plan to re-establish growth and improve merchandise assortments in our LANE BRYANT brand.

o The carrying amount and/or useful life of intangible assets related to acquisitions are subject to periodic valuation tests. An adverse change in interest rates or other factors could have a significant impact on the results of the valuation tests, resulting in a write-down of the carrying value or acceleration of amortization of acquired intangible assets.


OVERVIEW

     We are a specialty apparel retailer primarily focused on serving the plus-size woman through three distinct brands: LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES. We currently represent 40% of the women's plus-size specialty retail apparel market, and are the third largest specialty apparel retailer in the United States based on store count. Through our varied plus-size fashion concepts, we cater to customers from a broad range of socioeconomic, demographic, and cultural profiles. As of January 31, 2004, we operated 2,227 stores in 48 states.

     The apparel industry is highly competitive and is continuously faced with new and existing competitors seeking areas of growth to expand their business. Our strategy of focusing on the growing plus-size market through our three brands has allowed us to gain increased market share in the women's plus-size apparel market. Americans continue to gain weight in all age groups, with an estimated 65% of American adults being overweight and half of American women wearing size 14 or larger. Through our three brands, we offer plus-size women's apparel to all age groups, with varied fashion tastes and income levels, in multiple shopping venues. By focusing on the plus-size market, we believe that we are well-positioned to meet the demands of this growing segment. Our plans are to increase our store base at our LANE BRYANT and CATHERINES brands through expansion into under-penetrated markets, focusing primarily on strip and lifestyle center formats. An important challenge for us will be to maintain and increase our market share through growth in our store base as well as to extend into other direct-to-consumer channels to reach our customers. We are further challenged by competitors that enter into the plus-size market and offer similar apparel at lower prices. We believe that our fit initiative will differentiate us from our competitors. The goal of this initiative is to be the fit specialists for plus-size women by offering products with improved fit.

     Our sales performance over the last three years has been negatively affected by the general slowdown in the U. S. economy, reduced levels of consumer confidence, and the unstable geopolitical climate. In addition, sales performance at our LANE BRYANT brand during the second half of Fiscal 2003 and the first half of Fiscal 2004 was negatively affected by a combination of poor customer acceptance of, and fit and quality issues with, certain of its products, and under-stocking of certain basic products. As a result, we had to maintain higher levels of promotional pricing during those periods. We implemented a plan in Fiscal 2003 to improve merchandise assortments at LANE BRYANT, which began to show a positive impact in Fiscal 2004, with a 1.0% increase in comparable store sales in the fourth quarter, following six quarters of negative comparable store sales performance. In addition, we experienced increased unit sales and improved sales performance at Lane Bryant during the latter half of Fiscal 2004. Our challenge will be to continue improvements at LANE BRYANT in Fiscal 2005.

     We also expect the deflationary pricing environment to continue to impact the apparel industry. In addition, the anticipated elimination of quota on imports in 2005 may create further downward pressure on retail prices.

     In addition to our continued focus on controlling expenses, two other areas of focus for us in Fiscal 2005 are maintaining control over inventories while improving gross margins at our three brands.

     We estimate that our cost reduction initiative, which began in 2003, will save us a total of approximately $45 million of expenses on an annualized basis. The success of this initiative enabled us to reduce operating expenses by over $30 million in Fiscal 2004. The expense savings from our cost reduction initiative coupled with other cost control related savings enabled us to offset declines in sales that we experienced in Fiscal 2004. We expect to achieve the remaining $15 million of cost savings in Fiscal 2005. Of the remaining $15 million, approximately $8 million of the savings are anticipated from efficiencies we expect to gain from the consolidation of our CATHERINES and LANE BRYANT distribution centers into our new White Marsh distribution center, which we completed in February 2004.

     We offer e-commerce at our CATHERINES and LANE BRYANT websites and plan to offer e-commerce at our FASHION BUG website during Fiscal 2005. Our Fiscal 2005 plan is to double our Fiscal 2004 e-commerce sales volume through continuing to broaden category offerings at our websites. Our e-commerce sales in Fiscal 2004 and our planned e-commerce sales in Fiscal 2005 are less than one percent of our consolidated net sales. Our websites currently offer basic merchandise, and we see opportunities to offer and provide expanded product offerings on our websites, such as intimate apparel and hard-to-find sizes. This provides us opportunities to offer more merchandise categories than we are able to provide in our stores.


CRITICAL ACCOUNTING POLICIES

     We have prepared the financial statements and accompanying notes included elsewhere in this report in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

     We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, we consider the following accounting policies and related assumptions to be more critical to, and involve the most significant management judgments and estimates in, the preparation of our financial statements and accompanying notes.

Revenue Recognition

     Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. Revenues from our e-commerce business include shipping and handling fees billed to customers. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

     During Fiscal 2004, we introduced a new FASHION BUG customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. This program provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months.

     Under a previous FASHION BUG customer loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during the second quarter of Fiscal 2004.

Inventories

     We value our merchandise inventories at the lower of cost or market under the retail inventory method (average cost basis), which is an averaging method that is widely used in the retail industry. Under the retail inventory method ("RIM"), the valuation of inventories at cost, and the resulting gross margins, are adjusted in proportion to markdowns and shrinkage on our retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns, and shrinkage, which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. Events such as store closings, liquidations, and a weak general economic environment for retail apparel sales could result in an increase in the level of markdowns. Such an increase in the level of markdowns could result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods under the RIM. Also, failure to properly estimate markdowns currently can result in an overstatement of inventory cost under the lower of cost or market principle. At the end of Fiscal 2004 and Fiscal 2003, in addition to markdowns that had been recorded in inventory, an additional $10.1 million and $9.6 million, respectively, of markdowns representing markdowns not yet taken on aged inventory was recorded in order to properly reflect inventory at the lower of cost or market.

     In connection with our restructuring plan announced on January 28, 2002 (see "RESULTS OF OPERATIONS; Comparison of Fiscal 2003 to Fiscal 2002; Restructuring Charge/Credit" below), we recognized additional markdowns of $3.0 million in the fourth quarter of Fiscal 2002. The markdowns were related to the valuation of inventory for THE ANSWER/ADDED DIMENSIONS stores that we closed during the first half of Fiscal 2003.

     We elected to adopt the provisions of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16 (see "Accounting for Cash Consideration Received From a Vendor" below) as of the beginning of Fiscal 2003. As of January 31, 2004 and February 1, 2003, $9.5 million and $8.1 million, respectively, of cash received from vendors was deferred into inventory to be recognized as inventory is sold.

Impairment of Long-Lived Assets

     Prior to Fiscal 2003, we evaluated the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 also resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used, and provides additional guidance on estimating cash flows when testing for recoverability. SFAS No. 141 also requires that long-lived assets to be disposed of other than by sale (such as by abandonment) be classified as held and used until disposal, and establishes more restrictive criteria for classifying assets as held for sale.

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

     In accordance with the provisions of SFAS No. 144, we recorded a $2.7 million write-down of under-performing assets related to our consolidated MONSOON joint venture during Fiscal 2003. The write-down is included in occupancy expenses in our consolidated statement of operations. The amount of the write-down was the same as what we would have recorded under SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations in Fiscal 2003. In connection with our restructuring plan announced on January 28, 2002 (see "RESULTS OF OPERATIONS; Comparison of Fiscal 2003 to Fiscal 2002; Restructuring Charge/Credit" below), we recognized a write-down of store fixed assets of approximately $17.8 million during Fiscal 2002 in accordance with the provisions of SFAS No. 121. We believe that the estimates and assumptions used in determining these impairment charges were reasonable and appropriate.

     We fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of the beginning of Fiscal 2003. In accordance with the transition provisions of SFAS No. 142, we performed a review of our goodwill and other intangible assets for possible impairment. As a result, we determined that the carrying value of goodwill related to our CATHERINES acquisition (which included the value of intangible assets we did not separately account for at the date of the CATHERINES acquisition) exceeded the estimated fair value of the goodwill under SFAS No. 142. We determined the estimated fair value of the CATHERINES goodwill using the present value of expected future cash flows associated with the CATHERINES assets. We recorded a write-down, which was not deductible for income tax purposes, of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down was attributable to the value of unrecorded trademarks. We also evaluated our goodwill, trademarks, tradenames, and internet domain names related to our LANE BRYANT acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there was no impairment of those assets. We have included the write-down of the CATHERINES goodwill as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003. Our calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used. We believe that the estimates and assumptions we used were reasonable and appropriate.

     In accordance with the provisions of SFAS No. 142, we re-evaluate goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarters of Fiscal 2003 and Fiscal 2004, and determined that there has been no additional impairment of these assets.

Acquisitions - Purchase Price Allocation

     We account for acquisitions in accordance with the provisions of SFAS No. 141, "Business Combinations." We assign to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill. We make the initial purchase price allocation based on the evaluation of information and estimates available at the date of the financial statements. As final information regarding the fair value of assets acquired and liabilities assumed is evaluated and estimates are refined, we make appropriate adjustments to the amounts allocated to those assets and liabilities and make corresponding changes to the amount allocated to goodwill. We use all available information to make these fair value determinations and, for major business acquisitions, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. We have, if necessary, up to one year after the closing date of an acquisition to finish these fair value determinations and finalize the purchase price allocation.

Asset Securitization

     Asset securitization is a practice commonly used in the retail industry that allows companies with proprietary credit card programs to finance credit card receivables at attractive rates. Asset securitization primarily involves the sale of proprietary credit card receivables to a special purpose entity, which in turn transfers the receivables to a trust (the "Trust") that is a qualified special purpose entity ("QSPE") and is administered by an independent trustee. We use asset securitization to fund the credit card receivables generated by our FASHION BUG credit card program. The FASHION BUG credit cards are issued by Spirit of America National Bank, one of our subsidiaries. Because the Trust qualifies as a QSPE, its assets and liabilities are not consolidated in our balance sheet.

     Investors purchase various forms of certificates or credit card receivable interests (the "Certificates") issued by the Trust that represent undivided interests in the Trust's underlying assets. The Trust pays to the Certificate holders a portion of future scheduled cash flows from the credit card receivables under preset terms and conditions. Payments to Certificate holders are dependent upon actual cash flows generated by the underlying Trust assets.

     We retain certain subordinated interests in each securitization transaction that effectively serve as a form of credit enhancement to the Certificates sold to outside investors. To the extent that cash flows to the Trust from the credit card receivables remain available after repayment of the outside investors' interests, such amounts are paid to us. Neither the investors nor the Trust have recourse against us beyond the combination of Trust assets and our subordinated interests, other than for breaches of certain customary representations, warranties, and covenants.

These representations, warranties, covenants, and related indemnities do not protect the Trust or the outside investors against credit-related losses on the receivables.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we record an interest in the estimated present value of cash flows we expect to receive over the period the receivables are outstanding. These cash flows essentially represent finance charges and late fees in excess of amounts paid to Certificate holders, credit losses, and service fees, and are referred to as the interest-only strip ("I/O strip"). In addition to the I/O strip, we recognize a servicing liability, since the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of the costs of servicing over the servicing fees we expect to receive, and is recorded at estimated fair value. Since quoted market prices are generally not available, we determine the fair value of the costs of servicing by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances. We discount the costs in excess of the servicing fees we expect to collect over the estimated life of the receivables sold. The discount rate and estimated life assumptions used in valuing the servicing liability are equivalent to those used in valuing the I/O strip. We amortize the I/O strip and the servicing liability on a straight-line basis over the expected life of the credit card receivables.

     We use certain key valuation assumptions related to the average life of the receivables sold, the finance charges net of interest to be earned by certificate holders, and anticipated credit losses, as well as the appropriate market discount rate in determining the estimated value of the I/O strip and the servicing liability. We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests. Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could cause actual results to differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used. The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip:

(In millions)                             10% Change           20% Change
                                          ----------           ----------

Payment rate............................     $0.7                 $1.3
Residual cash flows discount rate.......      0.1                  0.2
Credit loss percentage..................      1.1                  2.3


Costs Associated With Exit or Disposal Activities

     We have traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan, in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified EITF Issue No. 94-3. Under SFAS No. 146, we are required to recognize liabilities for costs associated with an exit or disposal activity initiated after December 31, 2002 when the liabilities are incurred. Commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Under SFAS No. 146, we are required to recognize severance pay over time rather than "up front" if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The liability for severance pay is recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee's termination benefit is based on length of service. Fair value should be used for initial measurement of liabilities under SFAS No. 146. Adoption of SFAS No. 146 results in the deferral of recognition of certain costs for restructuring plans initiated subsequent to December 31, 2002, from the date of commitment to such a plan to the date that costs are incurred under the plan.

     On March 18, 2003, we announced the implementation of a cost reduction plan (see RESULTS OF OPERATIONS; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" below). Costs incurred in connection with the implementation of this plan are being accounted for in accordance with the provisions of SFAS No. 146.

Accounting for Cash Consideration Received From a Vendor

     EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," addresses the accounting for cash consideration received from a vendor, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. We adopted the provisions of EITF Issue No. 02-16 as of the beginning of Fiscal 2003. We recognized a charge of $5.1 million, net of income taxes of $2.8 million, for the cumulative effect of the deferral of cash received from vendors as of the beginning of Fiscal 2003. The impact of the adoption of EITF 02-16 on the year ended February 1, 2003 was an increase in cost of goods sold of $0.2 million. As of January 31, 2004 and February 1, 2003, $9.5 million and $8.1 million, respectively, of cash received from vendors has been deferred into inventory and will be recognized as a reduction of cost of goods sold as inventory is sold.

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

     We account for stock-based compensation using the intrinsic value method. We recognize compensation expense for stock options and stock awards that have an exercise price less than the market price of our common stock at the date of grant of the option or award. We measure compensation expense based on the difference between the market price and the exercise price of an option or award at the date of grant. This compensation expense is recognized on a straight-line basis over the vesting period of each option or award. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

     Under the fair value method, we would be required to recognize compensation expense for all stock options and stock awards. Compensation would be measured based on an estimated fair value of the option or award, using an option pricing model, such as the Black-Scholes or binomial pricing model. These models require estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option or award, and a relevant risk-free interest rate. For purposes of determining our pro forma disclosures of the effect of adopting the fair value method, we use the Black-Scholes option-pricing model and various assumptions that are detailed in "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Common Stock Plans" below. The use of different option-pricing models and different estimates or assumptions could result in materially different estimates of compensation expense under the fair value method.

Insurance Liabilities

     We use a combination of third-party insurance and/or self-insurance for certain risks, including workers' compensation, medical, dental, automobile, and general liability claims. Our insurance liabilities are a component of "Accrued expenses" on our consolidated balance sheet, and represent our estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating our self-insurance liabilities, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.


RESULTS OF OPERATIONS

Financial Summary

     The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                                                                                     Percentage Increase
                                                                                         (Decrease)
                                                    Percentage of Net Sales            From Prior Year
                                                 Fiscal     Fiscal     Fiscal       Fiscal         Fiscal
                                                  2004       2003       2002       2004-2003      2003-2002
                                                  ----       ----       ----       ---------      ---------
Net sales......................................  100.0%     100.0%     100.0%        (5.3)%         21.0%
Cost of goods sold, buying, and occupancy......   71.8       71.3       73.0         (4.6)          18.2
Selling, general, and administrative...........   24.3       25.0       24.4         (8.1)          24.1
Expenses related to cost reduction plan........    0.5        --         --           --             --
Restructuring charge (credit)..................    --        (0.2)       1.9          **             **
Amortization of goodwill.......................    --         --         0.2          --          (100.0)
Income from operations.........................    3.4        3.8        0.5        (16.7)         881.1
Other income, principally interest.............    0.1        0.1        0.2        (11.9)         (50.8)
Interest expense...............................    0.7        0.8        0.9        (23.1)           8.5
Income tax provision (benefit).................    1.0        1.2        --         (20.4)           **
Minority interest in net loss of subsidiary....    0.0        0.0        --         (79.1)           **
Cumulative effect of accounting changes........    --        (2.0)       --           **             **
Net income (loss)..............................    1.8       (0.1)      (0.2)         **           (37.1)
--------------------

**   Not meaningful
Results may not add due to rounding

     The following table shows our net sales by store brand:

                                              Year Ended               Year Ended               Year Ended
                                           January 31, 2004         February 1, 2003         February 2, 2002
                                           ----------------         ----------------         ----------------
                                          Fiscal      Fourth       Fiscal      Fourth       Fiscal      Fourth
(In millions)                              Year       Quarter       Year       Quarter       Year       Quarter
                                           ----       -------       ----       -------       ----       -------
FASHION BUG...........................   $1,057.1      $259.2     $1,156.0      $288.9     $1,164.0      $303.4
LANE BRYANT...........................      903.6       251.0        906.9       236.1        445.3(1)    254.1
CATHERINES(2).........................      323.3        75.5        345.2        74.6        381.7        88.0
MONSOON/ACCESSORIZE(3)................        1.7         0.0          4.3         1.5          2.8         1.6
                                         --------      ------     --------      ------     --------      ------
Total net sales.......................   $2,285.7      $585.7     $2,412.4      $601.1     $1,993.8      $647.1
                                         ========      ======     ========      ======     ========      ======
--------------------

(1)  Sales from the date of acquisition on August 16, 2001.

(2) Includes sales of ADDED DIMENSIONS stores, which were closed or converted to CATHERINES stores during the first half of Fiscal 2003.

(3) The MONSOON/ACCESSORIZE stores were closed during the first half of Fiscal 2004.

     The following table shows additional information related to changes in our net sales:

                                                                       Year Ended                 Year Ended
                                                                    January 31, 2004           February 1, 2003
                                                                    ----------------           ----------------
                                                                   Fiscal       Fourth       Fiscal       Fourth
                                                                    Year        Quarter       Year        Quarter
 (Decrease) increase in comparable store sales(1):
     Consolidated Company......................................      (2)%         (1)%         (2)%         (5)%
     FASHION BUG...............................................       0           (4)           0            1
     CATHERINES(2).............................................      (1)           0            0            0
     LANE BRYANT(3)............................................      (6)           1           (6)         (12)

Sales from new stores as a percentage of total consolidated
     prior-period sales:
     FASHION BUG...............................................       1            1            2            1
     CATHERINES(2).............................................       1            1            2            1
     LANE BRYANT...............................................       3            2           25            2

Prior-period sales from closed stores as a percentage of
     total consolidated prior-period sales:
     FASHION BUG...............................................      (4)          (3)          (3)          (4)
     CATHERINES(2).............................................      (2)           0           (4)          (3)
     LANE BRYANT...............................................      (1)          (1)          (0)          (1)

Increase (decrease) in total sales.............................      (5)%         (3)%         21%          (7)%
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

(2) Includes sales of ADDED DIMENSIONS stores, which were closed or converted to CATHERINES stores during the first half of Fiscal 2003.

(3) Comparable store sales for LANE BRYANT for fiscal year ended February 1, 2003 are based on historical data, giving effect to our acquisition of LANE BRYANT as if it had occurred on February 4, 2001. Results may not be equivalent to the change in total sales.

     The following table sets forth information with respect to store activity for Fiscal 2004 and planned store activity for Fiscal 2005:

                                 FASHION     LANE                 MONSOON/
                                   BUG      BRYANT  CATHERINES  ACCESSORIZE    Total

Fiscal 2004:
Stores at February 1, 2003 ...    1,083       689       467           9        2,248
                                 ------    ------    ------      ------       ------
Stores opened ................        2        34        10           0           46
Stores converted(1) ..........       (2)        8        (2)          0            4
Stores closed ................      (32)      (21)       (9)         (9)         (71)
                                 ------    ------    ------      ------       ------
Net changes in stores ........      (32)       21        (1)         (9)         (21)
                                 ------    ------    ------      ------       ------
Stores at January 31, 2004 ...    1,051       710       466           0        2,227
                                 ======    ======    ======      ======       ======

Stores relocated during period       19        21        16         --            56
Stores remodeled during period        3        10         1         --            14

Fiscal 2005:
Planned store openings .......        5        35        15         --            55
Planned store relocations ....       20        20        15         --            55
Planned store closings .......       25        10        15         --            50
--------------------

(1) Four FASHION BUG stores that were converted to LANE BRYANT stores during Fiscal 2004 were closed during Fiscal 2003.



Comparison of Fiscal 2004 to Fiscal 2003

Net Sales

     The decrease in net sales from Fiscal 2003 to Fiscal 2004 resulted primarily from a decrease in the number of operating stores at our FASHION BUG brand and the closing of our THE ANSWER/ADDED DIMENSIONS stores following our Fiscal 2003 store restructuring initiative, and negative comparable store sales results at our LANE BRYANT brand. We operated 2,227 retail stores at the end of Fiscal 2004, as compared to 2,248 stores at the end of Fiscal 2003.

     FASHION BUG stores experienced mixed results in comparable store sales during Fiscal 2004, with flat comparable store sales for the year. The average number of transactions and average number of units sold per customer ("UPC") increased 1% and 3%, respectively, in our FASHION BUG stores, while the average dollar sale and average retail value per unit sold decreased 1% and 3%, respectively. FASHION BUG stores experienced increases in sales of plus sportswear, accessories, intimate apparel, and footwear, which were partially offset by decreases in sales of junior sportswear and dresses.

     CATHERINES stores also experienced mixed results in comparable store sales during Fiscal 2004, with a 1% decrease in comparable store sales for the year. The average dollar sale and average UPC each increased 3% in our CATHERINES stores, while the average number of transactions and average retail value per unit sold decreased 2% and 1%, respectively. Increased sales of denim, which performed strongly as a result of the brand's fit initiative, and intimate apparel were offset by decreases in sales of dresses, career sportswear, suits, sweaters, and hosiery.

     Although LANE BRYANT stores experienced quarter-over-quarter improvements in comparable store sales during Fiscal 2004, they experienced an overall decrease of 6% in comparable store sales for the year. Although the average UPC increased 11% for LANE BRYANT stores, the average dollar sale and average retail value per unit sold decreased 4% and 14% respectively, reflecting the brand's higher level of promotional pricing. The average number of transactions at LANE BRYANT stores decreased 3%. For LANE BRYANT, decreases in sales of sweaters, casual woven tops, and denim separates were partially offset by increases in sales of knit and active separates, intimate apparel, and casual woven separates. The LANE BRYANT brand experienced poor customer acceptance of, and fit and quality issues with, certain of its products during the second half of Fiscal 2003 and the first half of Fiscal 2004, resulting in higher levels of promotional pricing. In addition, certain basic products were under-stocked during the second half of Fiscal 2003, resulting in missed sales opportunities. Improved merchandise assortments resulted in increased unit sales and improved sales performance for the LANE BRYANT brand during the second half of Fiscal 2004.

Cost of Goods Sold, Buying, and Occupancy

     The decrease in cost of goods sold, buying, and occupancy expenses from Fiscal 2003 to Fiscal 2004 principally reflects the decrease in net sales. Cost of goods sold as a percentage of net sales was unchanged from Fiscal 2003 to Fiscal 2004. Improvements in merchandise margins in our FASHION BUG brand were offset by lower merchandise margins in our LANE BRYANT and CATHERINES brands. Higher levels of promotional activity and poor customer acceptance of certain LANE BRYANT products, as discussed above, also negatively affected merchandise margins in both years. Cost of goods sold for Fiscal 2003 included $5.1 million of costs related to the valuation of LANE BRYANT inventories. The $5.1 million related to markdowns for inventory on hand as a result of the poor customer acceptance of, and fit and quality issues with, certain of LANE BRYANT's products, which resulted in higher levels of promotional pricing to liquidate the product. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales increased 0.5% in Fiscal 2004 as compared to Fiscal 2003. The increase in buying and occupancy expenses as a percentage of net sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative comparable store sales, particularly in our LANE BRYANT brand. Occupancy expenses for Fiscal 2003 included a $2.7 million write-down of under-performing assets related to our MONSOON/ACCESSORIZE stores. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     The decrease in selling, general, and administrative expenses from Fiscal 2003 to Fiscal 2004 was primarily a result of reductions in store payroll and the realization of cost reduction initiatives, including improved management of controllable expenses (see "Expenses Related to Cost Reduction Plan" below). Selling expenses decreased 0.2% as a percentage of net sales. General and administrative expenses decreased 0.5% as a percentage of net sales. General and administrative expenses for Fiscal 2003 were negatively affected by costs associated with transitional service agreements related to the LANE BRYANT acquisition. We completed the integration of LANE BRYANT's information systems during Fiscal 2003.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. See "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 14. EXPENSES RELATED TO COST REDUCTION PLAN" below for details of this program. The cost reduction plan was substantially completed during Fiscal 2004. We did not experience a material after-tax cash impact from execution of this plan. e expect this cost reduction plan to improve annualized pre-tax earnings by a total of approximately $45 million. During Fiscal 2004, we realized cost reductions of more than $30 million as a result of this plan. We expect to realize the remaining benefits of the cost reduction plan by the end of Fiscal 2005.

     Expenses incurred in connection with the plan, payments/settlements of those expenses for Fiscal 2004, and the remaining accrual at January 31, 2004, were as follows:

                                      Year Ended                     Accrued at
                                      January 31,     Payments/      January 31,
(In millions)                            2004        Settlements        2004
                                         ----        -----------        ----

Workforce reduction costs............    $ 3.0          $(3.0)            $0.0
Lease termination and related costs..      3.7           (1.1)             2.6
Accelerated depreciation costs
     (non-cash charge)...............      4.2           (4.2)             0.0
Other facility closure costs.........      0.6           (0.6)             0.0
                                         -----          -----             ----
Total................................    $11.5          $(8.9)            $2.6
                                         =====          =====             ====

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the first quarter of Fiscal 2004. During Fiscal 2004, we terminated 349 employees in connection with workforce reductions at our corporate and divisional home offices and the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining MONSOON stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility. Accelerated depreciation costs represent the acceleration of depreciation of the net book value of the assets at our Memphis distribution center and our Hollywood credit operations, which were closed in June 2003, to their estimated net realizable values.

     During the first quarter of Fiscal 2004, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its then-expected cease-use date of June 2003. During the third quarter of Fiscal 2004, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated useful life.

Other Income/Interest Expense

     The decrease in other income from Fiscal 2003 to Fiscal 2004 resulted from a $0.8 million decrease in interest income. Interest income decreased as a result of a decrease in the average yield on investments during Fiscal 2004 as compared to Fiscal 2003. The decrease in interest expense from Fiscal 2003 to Fiscal 2004 resulted primarily from lower interest rates on borrowings during Fiscal 2004 as compared to Fiscal 2003. Interest expense for Fiscal 2003 also included a write-off of $1.0 million of unamortized deferred financing costs related to a $67.5 million term loan that was repaid during Fiscal 2003. During Fiscal 2003, we replaced a $67.5 million 11.5% term loan and $96.0 million of 7.5% Convertible Subordinated Notes with $150.0 million of 4.75% Senior Convertible Notes (see "Financing" below).

Income Tax Provision

     The effective income tax rate was 36.4% in Fiscal 2004 as compared to 38.9% in Fiscal 2003. The lower effective tax rate in Fiscal 2004 was due primarily to changes in previously estimated full-year amounts, including our tax liability related to insurance programs.


Comparison of Fiscal 2003 to Fiscal 2002

Net Sales

     The increase in net sales from Fiscal 2002 to Fiscal 2003 was primarily a result of our acquisition of LANE BRYANT in August 2001. We operated 2,248 stores at the end of Fiscal 2003, as compared to 2,446 stores at the end of Fiscal 2002. Had we acquired LANE BRYANT as of the beginning of Fiscal 2002, we would have experienced an overall comparable store sales decrease of 2.0% from Fiscal 2002.

     In Fiscal 2003, LANE BRYANT stores experienced comparable store sales decreases in sweaters, denim, and intimate apparel. In particular, the LANE BRYANT brand experienced poor customer acceptance of, and fit and quality issues with, certain of its products during the second half of Fiscal 2003, resulting in higher levels of promotional pricing. In addition, certain basic products at LANE BRYANT were under-stocked, resulting in missed sales opportunities. Due to product lead times, these issues negatively affected LANE BRYANT results into the first half of Fiscal 2004 (see "Comparison of Fiscal 2004 to Fiscal 2003; Net Sales" above). For FASHION BUG stores, comparable store sales increases in junior and plus sportswear, footwear, intimate apparel, and accessories were offset by declines in other missy sportswear, dresses, and coats. For CATHERINES stores, comparable store sales increases in casual sportswear were offset by declines in other merchandise categories. During Fiscal 2003, we discontinued the ADDED DIMENSIONS brand, closed the remaining ADDED DIMENSIONS stores, and liquidated the remaining ADDED DIMENSIONS store inventory.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses increased from Fiscal 2002 to Fiscal 2003, primarily as a result of the increase in net sales, but decreased as a percentage of net sales. Cost of goods sold as a percentage of net sales decreased 3.0% in Fiscal 2003 as compared to Fiscal 2002. The higher merchandise margins reflected improved inventory management in the FASHION BUG and CATHERINES brands and benefits from our restructuring plan (see "Restructuring Charge/Credit" below), partially offset by declining margins in the LANE BRYANT brand. Markdowns taken in connection with liquidation of ADDED DIMENSIONS inventories during Fiscal 2003 were offset by $3.0 million of costs accrued at the end of Fiscal 2002 related to the valuation of inventory for stores to be closed as the result of our restructuring plan. Merchandise margins for Fiscal 2003 were negatively impacted by higher levels of promotional activity during the second half of the fiscal year as a result of a generally sluggish Christmas holiday season and poor customer acceptance of certain LANE BRYANT products, as discussed above. Cost of goods sold for Fiscal 2003 included $5.1 million of costs related to the valuation of LANE BRYANT inventories. The $5.1 million related to markdowns for inventory on hand as a result of the poor customer acceptance of, and fit and quality issues with, certain of LANE BRYANT's products, which resulted in higher levels of promotional pricing to liquidate the product. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses increased as a percentage of net sales from Fiscal 2002 to Fiscal 2003, primarily as a result of the lack of leverage on relatively fixed occupancy costs caused by negative comparable store sales. Occupancy expenses for Fiscal 2003, as a percentage of net sales, increased 1.2% from Fiscal 2002. Relatively higher occupancy expenses for the LANE BRYANT stores as compared to our other brands and a $2.7 million write-down of under-performing assets related to our MONSOON/ACCESSORIZE stores contributed to the increase in occupancy expenses as a percentage of net sales. Buying expenses increased 0.1% as a percentage of sales from Fiscal 2002 to Fiscal 2003. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     The increase in selling, general, and administrative expenses from Fiscal 2002 to Fiscal 2003 was principally a result of the acquisition of LANE BRYANT. Selling expenses increased 0.4% as a percentage of net sales. The increase was attributable to a number of factors, including higher store payroll and benefit costs, new point-of-sales systems at FASHION BUG, and an increase in direct marketing expenses in the CATHERINES and LANE BRYANT brands. General and administrative expenses increased 0.2% as a percentage of net sales in Fiscal 2003, primarily as a result of increased employee benefits costs, costs associated with transitional service agreements related to the LANE BRYANT acquisition, and the lack of leverage on fixed costs, particularly at LANE BRYANT. During Fiscal 2003, we completed the integration of LANE BRYANT's information systems.

Restructuring Charge/Credit

     On January 28, 2002, we announced a restructuring plan, including a number of initiatives designed to position us for increased profitability and growth in the women's plus-size apparel business. The restructuring plan included the closing or conversion of our THE ANSWER/ADDED DIMENSIONS stores, the closing of 130 under-performing FASHION BUG stores, and the conversion of 44 FASHION BUG store locations to LANE BRYANT stores. The restructuring plan resulted in a pre-tax charge of $37.7 million in the fourth quarter of Fiscal 2002. The restructuring charge included a $17.8 million non-cash write-down of fixed assets (primarily store fixtures and improvements) in the stores to be closed. The restructuring charge also included $18.5 million of anticipated payments to landlords for the early termination of existing store leases, $800 thousand for severance costs, and $600 thousand for sign removal and other costs.

     We completed the restructuring plan and recognized a pre-tax restructuring credit of $4.8 million during Fiscal 2003. The restructuring credit was primarily a result of our ability to negotiate lease terminations on terms more favorable than those used in our original estimates. Because a majority of the store closings occurred during the second half of Fiscal 2003, the full benefit of the restructuring plan was not realized until Fiscal 2004.

Amortization of Goodwill

     During Fiscal 2002, we recognized $4.9 million of amortization of goodwill related to our CATHERINES acquisition. We adopted the provisions of SFAS No. 142 as of February 3, 2002, and discontinued the amortization of the CATHERINES goodwill. However, the CATHERINES goodwill, and goodwill related to our acquisition of LANE BRYANT, are subject to periodic impairment reviews in accordance with the provisions of SFAS No. 142 (see "CRITICAL ACCOUNTING POLICIES; Impairment of Long-Lived Assets" above and "Cumulative Effect of Accounting Changes" below).

Other Income/Interest Expense

     The decrease in other income from Fiscal 2002 to Fiscal 2003 resulted primarily from a $2.1 million decrease in interest income. The decrease in interest income resulted from a lower average yield on investments during Fiscal 2003 as compared to Fiscal 2002. Interest expense increased primarily as a result of amortization of fees related to our credit facility, and to a lesser extent as a result of additional long-term mortgage borrowings and acquisitions of point-of-sale equipment under long-term capital leases. In addition, interest expense in Fiscal 2003 included a write-off of $1.0 million of unamortized deferred financing costs related to a $67.5 million term loan that was repaid during the period (see "Financing" below). These increases were partially offset by reduced interest expense in Fiscal 2003 as a result of relatively lower interest rates on borrowings and reduced levels of borrowings. During Fiscal 2003, we replaced the $67.5 million 11.5% term loan and $96.0 million of 7.5% Convertible Subordinated Notes with $150.0 million of 4.75% Senior Convertible Notes (see "Financing" below).

Income Tax Provision

     The effective tax rate for Fiscal 2003 was 38.9%, as compared to a (2.7)% effective tax rate for Fiscal 2002. The unusual effective tax rate in Fiscal 2002 resulted from the effect of a $1.8 million provision related to one of our employee insurance programs on a relatively small pre-tax loss.

Cumulative Effect of Accounting Changes

     We fully adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of February 3, 2002. In accordance with the transition provisions of SFAS No. 142, we tested goodwill related to our CATHERINES acquisition for impairment during Fiscal 2003, and recorded a write-down of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. We also elected to adopt the provisions of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" as of the beginning of Fiscal 2003. The cumulative effect at the beginning of Fiscal 2003 from deferring the recognition of cash received from vendors was a charge of $5.1 million, net of income taxes of $2.8 million. The write-down of goodwill and the deferral of cash received from vendors have been presented as the cumulative effect of accounting changes as of February 3, 2002 in our Fiscal 2003 results of operations. See "Impairment of Long-Lived Assets" and "Accounting for Cash Consideration Received From a Vendor" in "CRITICAL ACCOUNTING POLICIES" above for additional discussion of these items.


Comparison of Fourth Quarter 2004 to Fourth Quarter 2003

Net Sales

     Net sales in the fourth quarter of Fiscal 2004 were $585.7 million, a decrease of 2.6% from net sales of $601.2 million in the fourth quarter of Fiscal 2003. Overall, comparable store sales decreased 1% in the fourth quarter of Fiscal 2004. The decrease in sales was primarily attributable to a decrease in the number of FASHION BUG operating stores following our Fiscal 2003 store restructuring initiative and a 4% decrease in FASHION BUG comparable store sales. As a result of lower levels of promotional activity in comparison to competitors in the early part of the Christmas season, FASHION BUG stores experienced comparable store sales decreases in all major product categories except for accessories. Although the average number of units sold per customer ("UPC") at FASHION BUG increased 4%, the number of transactions, average retail price per unit, and average dollars per sale decreased during the fourth quarter of Fiscal 2004. LANE BRYANT stores experienced a 1% increase in comparable store sales for the quarter, with comparable store sales increases in accessories, intimate apparel, and casual sportswear, which were partially offset by comparable store sales decreases in other product categories. For LANE BRYANT stores, a 10% increase in both UPC and average dollars per sale were partially offset by decreases in the average retail price per unit and the number of transactions. CATHERINES stores experienced flat comparable store sales for the quarter, with comparable store sales increases in casual sportswear and intimate apparel offset by decreases in other product categories. For CATHERINES stores, a 2% increase in UPC was offset by slight decreases in the average retail price per unit and the number of transactions, while average dollars per sale was flat.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $437.0 million in the fourth quarter of Fiscal 2004, a decrease of 3.2% from $451.4 million in the fourth quarter of Fiscal 2003. As a percentage of net sales, these costs decreased by 0.5% in the fourth quarter of Fiscal 2004 as compared to the fourth quarter of Fiscal 2003. Cost of goods sold, as a percentage of net sales, decreased 0.9% in the fourth quarter of Fiscal 2004 as compared to the fourth quarter of Fiscal 2003. Significantly improved margins in our LANE BRYANT stores were partially offset by reduced gross margins in our CATHERINES stores. Cost of goods sold for the fourth quarter of Fiscal 2003 included $5.1 million of costs related to the valuation of LANE BRYANT inventories. The $5.1 million related to markdowns for inventory on hand as a result of the poor customer acceptance of, and fit and quality issues with, certain LANE BRYANT products, which resulted in higher levels of promotional pricing in order to liquidate the product. Buying and occupancy expenses, expressed as a percentage of net sales, increased 0.4% in the fourth quarter of Fiscal 2004 as compared to the fourth quarter of Fiscal 2003. The increase in buying and occupancy expenses as a percent of sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative overall comparable store sales.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $131.0 million in the fourth quarter of Fiscal 2004, a decrease of 9.4% from $144.6 million in the fourth quarter of Fiscal 2003. As a percentage of net sales, these costs decreased by 1.7% in the fourth quarter of Fiscal 2004 as compared to the fourth quarter of Fiscal 2003. The decrease is primarily a result of the realization of cost reduction initiatives, including improved management of controllable expenses (see "Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" above). General and administrative expenses for the fourth quarter of Fiscal 2004 also benefited from reduced medical benefits costs, as a result of reduced medical claims by employees covered by our self-insured employee benefit program.

Other Income/Interest Expense

     Other income in the fourth quarter of Fiscal 2004 was $0.7 million as compared to $0.5 million for the fourth quarter of Fiscal 2003. Interest expense was $3.8 million in the fourth quarter of Fiscal 2004, an increase from $3.1 million in the fourth quarter of Fiscal 2003.

Income Tax Provision

     The effective income tax rate was 27.5% in Fiscal 2004 as compared to 37.7% in Fiscal 2003. The lower effective tax rate in Fiscal 2004 was due primarily to changes in previously estimated full-year amounts, including our tax liability related to insurance programs.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facility described below. The following table highlights certain information related to our liquidity and capital resources:

                                               Fiscal     Fiscal       Fiscal
(Dollars in thousands)                          2004       2003         2002
                                                ----       ----         ----

Cash and cash equivalents...................  $123,781    $102,026    $ 36,640
Long-term available-for-sale securities(1)..    14,521      16,202      15,245
Cash provided by operating activities.......    90,286     205,992     143,831
Working capital.............................   271,915     193,517     141,839
Current ratio...............................       1.9         1.6         1.4
Long-term debt to equity ratio..............      33.5%       36.2%       37.9%
--------------------

(1) At January 31, 2004, long-term liabilities related to our share of losses in our low-income housing partnerships were reclassified as a reduction of the cost of the investment in the partnerships. Prior-year amounts reflect reclassifications to conform to the current-year presentation.

Cash Provided by Operating Activities

     Our net cash provided by operating activities in Fiscal 2004 was $90.3 million, a decrease of $115.7 million from $206.0 million in Fiscal 2003. The decrease was primarily a result of a $81.8 million increase in our investment in inventories, net of accounts payable. Net cash provided by operating activities also decreased as a result of a $10.7 million decrease in net income before non-cash charges and the cumulative effect of accounting changes, a $29.8 million net change in prepaid and accrued expenses and other liabilities, and a $13.2 million change in income taxes payable. These decreases were partially offset by a $19.8 million decrease in accrued restructuring costs during Fiscal 2003.

     The increase in the net investment in inventories was primarily a result of a combination of slightly higher levels of store inventories at the end of Fiscal 2004 due to lower-than-planned sales in the fourth quarter of Fiscal 2004 and a one-time benefit from improved vendor terms received during Fiscal 2003 from conforming LANE BRYANT's vendor terms to our corporate terms. During Fiscal 2004, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program (see below). The settlement resulted in a decrease in income taxes payable during Fiscal 2004 that more than offset accrued taxes payable for the period. The change in prepaid and accrued expenses and other liabilities was primarily a result of the timing of certain payments.

     Net cash provided by operating activities increased $62.2 million from $143.8 million in Fiscal 2002 to $206.0 million in Fiscal 2003. The increase was primarily a result of an increase in net income before non-cash charges and the cumulative effect of accounting changes. In addition, our investment in inventories, net of accounts payable, decreased during Fiscal 2003 as compared to Fiscal 2002 as a result of improved vendor terms from conforming LANE BRYANT's vendor terms to our corporate terms. These changes were partially offset by the $19.8 million decrease in accrued restructuring costs during Fiscal 2003.

     During Fiscal 2004, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. The settlement included $18.5 million of income taxes and $4.0 million of interest, net of a tax benefit of $2.2 million. Of the $18.5 million of income taxes, $16.1 million was satisfied through the use of existing operating losses and tax credits. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16.3 million. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement had a net positive impact of approximately $7.8 million on our Fiscal 2004 cash flows. The utilization of the operating losses and tax credits to satisfy income taxes related to the COLI settlement resulted in a decrease in net deferred tax assets.

Capital Expenditures

     Our capital expenditures were $45.0 million, $74.3 million, and $63.0 million in Fiscal 2004, 2003, and 2002, respectively. In Fiscal 2004, these expenditures were primarily for the construction, remodeling, and fixturing of new and existing retail stores and corporate systems technology. In addition, pursuant to a program to replace point-of-sale ("POS") equipment in our FASHION BUG stores and, in Fiscal 2004 our LANE BRYANT stores, we acquired $8.5 million, $3.5 million, and $24.7 million of POS equipment under capital leases in Fiscal 2004, 2003, and 2002, respectively. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. During Fiscal 2002, we re-negotiated the terms of certain of these capital leases. The re-negotiated leases were combined into a new lease with a 60-month term and a lower interest rate. We also acquired $9.0 million and $3.5 million of material handling systems and related equipment and software for our White Marsh, Maryland distribution center under capital leases in Fiscal 2004 and 2003, respectively. These capital leases generally have an initial lease term of 60 months and contain a bargain purchase option. Total investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing, were $62.5 million, $81.3 million, and $87.7 million in Fiscal 2004, 2003, and 2002, respectively.

     During Fiscal 2003, we acquired the 393,000 square foot White Marsh distribution center at a cost of $17.3 million to replace our leased distribution center in Columbus, Ohio. We relocated the Columbus distribution center in February 2004. The lease for the Columbus, Ohio distribution center and a related logistics and transportation services agreement were terminated effective as of February 29, 2004 in accordance with early cancellation provisions of the lease and agreement. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we were also able to consolidate our 213,000 square foot Memphis, Tennessee distribution center into the White Marsh facility during Fiscal 2004. We relocated the Memphis distribution center in June 2003. We are currently evaluating alternative uses for the Memphis facility. The consolidation of the Memphis distribution center into the White Marsh facility was part of a cost reduction plan announced in March 2003. See "RESULTS OF OPERATIONS; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" above and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 14. EXPENSES RELATED TO COST REDUCTION PLAN" below for details of the cost reduction plan.

     We anticipate capital expenditures of approximately $70 million during Fiscal 2005. These expenditures will primarily be for construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements in information technology and point-of-sale infrastructure. We expect to finance these capital expenditures principally through internally generated funds and capital lease financing.

Long-term Debt, Lease, Dividend, and Purchase Commitments

     At January 31, 2004, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our revolving credit facility, letters of credit, long-term deferred compensation plans, and purchase obligations were as follows:

                                                      Payments Due by Period
                                      -----------------------------------------------------
                                                   Less      One to      Three      More
                                                   Than       Three     to Five   Than Five
(In millions)                            Total   One Year     Years      Years      Years
                                         -----   --------     -----      -----      -----

Long-term debt, including current
     portion(1).....................  $  192.2    $  6.9     $ 12.6     $  6.6      $166.1
Capital leases......................      42.5      14.6       21.6        6.2         0.1
Operating leases(2).................     768.1     202.1      282.5      163.4       120.1
Revolving credit facility(3)........       0.0       0.0        0.0        0.0         0.0
Letters of credit(3)................      70.7      70.7        0.0        0.0         0.0
Stand-by letters of credit(3).......       4.5       4.5        0.0        0.0         0.0
Long-term deferred compensation(4)..       3.2       1.1        1.1        0.7         0.3
Purchase commitments(5).............     457.8     457.8        0.0        0.0         0.0
                                      --------    ------     ------     ------      ------
Total...............................  $1,539.0    $757.7     $317.8     $176.9      $286.6
                                      ========    ======     ======     ======      ======
--------------------

(1) Amounts represent the expected cash payments of our long-term debt (including our convertible debt through maturity) and do not include any fair value adjustments, bond premiums, discounts or revolving credit facilities.

(2) Commitments under operating leases include $50.5 million payable under the LANE BRYANT master sublease with Limited Brands, which we have guaranteed.

(3) We currently have a $300 million revolving credit facility that expires on August 15, 2008, which provides for cash borrowings and the ability to issue up to $150 million of letters of credit. At January 31, 2004, there were no borrowings under this facility.

(4) Long term compensation consists of our non-qualified deferred compensation plan and supplemental retirement plan, which are included in "Deferred taxes and other non-current liabilities" on our consolidated balance sheets. We have developed estimates of projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of January 31, 2004. We have excluded $12.8 million of retirement/termination benefit distribution obligations as of January 31, 2004 from the above estimates. This amount has been excluded because the value of the obligation and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

(5) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

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

Off-Balance-Sheet Arrangements

     We have formed a trust called the Charming Shoppes Master Trust to which Spirit of America National Bank, our credit card bank, has transferred, through a special purpose entity, its interest in credit card receivables created under our FASHION BUG proprietary credit card program. We, together with the trust, have entered into various agreements under which the trust can sell, on a revolving basis, interests in these receivables for a specified term. When the revolving period terminates, an amortization period begins during which principal payments are made to the parties with whom the trust has entered into the securitization agreement. We securitized $331.7 million and $384.2 million of credit card receivables in Fiscal 2004 and Fiscal 2003, respectively, and had $269.4 million of securitized credit card receivables outstanding as of January 31, 2004. We held certificates and retained interests in our securitizations of $55.4 million as of the end of Fiscal 2004, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     On November 22, 2002, we issued $100.0 million of new five-year asset-backed certificates in a private placement, of which $80.0 million have been sold to investors as of January 31, 2004. The weighted-average fixed interest rate on the certificates sold is 4.68%. These certificates replaced an $83.5 million securitization series that matured during the fourth quarter of Fiscal 2003. On January 21, 2004, we closed a new conduit credit card securitization facility of $132.0 million that will provide additional funding of up to $100.0 million for a term of up to two years, subject to an annual renewal. As of January 31, 2004, no credit card receivables were funded under this facility. Subsequent to January 31, 2004, we sold to investors an additional $9.5 million of certificates under the $100.0 million facility that we were holding as a retained interest. As of January 31, 2004, these certificates were included in short-term available-for-sale securities. To the extent that remaining certificates under the $100.0 million facility are not sold, we will hold them as a retained interest.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At January 31, 2004, Charming Shoppes Receivables Corp. held $28.8 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $9.2 million (which are included in the $55.7 million of short-term available-for-sale securities we held at January 31, 2004). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the trust as additional enhancement. For example, if we fail or the trust fails to meet certain financial performance standards, a credit enhancement condition would occur, and the trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the trust to stop using collections on trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of January 31, 2004, the trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. See "CRITICAL ACCOUNTING POLICIES; Asset Securitizations" above, "MARKET RISK" below, and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization" below for additional discussion of our asset securitization program.

     We also have non-recourse agreements under which third parties provide proprietary credit card sales accounts receivable funding programs for both our CATHERINES and LANE BRYANT brands. These funding programs expire in January 2005 for CATHERINES and in January 2006 for LANE BRYANT. Under these agreements, the third parties reimburse us daily for sales generated by the respective brand's proprietary credit card accounts. Under the CATHERINES agreement, we may be required to repurchase receivables from the third party under certain conditions relating to a change in control of the Company. Under the LANE BRYANT agreement, we may be required to repurchase receivables from the third party upon termination of the agreement. The net balances of CATHERINES accounts receivable held by the third party at January 31, 2004 and February 1, 2003 were approximately $70.4 million and $85.8 million, respectively. The net balances of LANE BRYANT accounts receivable held by the third party at January 31, 2004 and February 1, 2003 were approximately $198.3 million and $195.3 million, respectively.

     On January 28, 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards are issued, we gave notification of termination and election to purchase the CATHERINES credit card portfolio to the third-party provider. In accordance with the terms of the agreement, the purchase option required us to provide one year's notice in order to terminate the agreement and to purchase the portfolio, subject to the negotiation of the final purchase agreement.

     We lease substantially all of our operating stores under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in "Liquidity and Capital Resources" above, and in "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases" below.

Financing

Revolving Credit Facility

     On January 29, 2004, we amended and restated our existing $300.0 million revolving credit facility that was scheduled to expire on August 16, 2004 and extended the facility to August 15, 2008. The amended $300.0 million Facility (the "Facility") provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for purchases of merchandise and for standby letters of credit. As of January 31, 2004, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization program, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of January 31, 2004, we had $4.0 million of unamortized deferred debt acquisition costs related to the original revolving credit facility and the amended and restated facility. We are amortizing these deferred debt acquisition costs on a straight-line basis over the life of the amended and restated facility as interest expense.

     The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.5% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The interest rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of January 31, 2004, the interest rate on borrowings under the Facility was 4.00% for Prime Rate Loans and 2.60% for Eurodollar Rate Loans.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50.0 million at any time within a fiscal quarter, that we maintain consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility), of $115.0 million. As of January 31, 2004, the excess and suppressed availability, including excess cash, under the revolving credit facility was $202.4 million. We had outstanding letters of credit totaling $75.2 million as of January 31, 2004. As of the end of Fiscal 2004, we were not in violation of any of the covenants included in the Facility.

Long-term Debt and Equity Financing

     During Fiscal 2003, we completed a private placement of $150.0 million of 4.75% Senior Convertible Notes due 2012 (the "Senior Notes"). We registered the Senior Notes with the Securities and Exchange Commission for resale by the initial purchasers during August 2002. Net proceeds received from the issuance of the Senior Notes were $145.5 million. We used a portion of the net proceeds to repay in full our $67.5 million 11.5% term loan due August 16, 2004, $3.5 million outstanding under our revolving credit facility, and $6.9 million of our 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,740,000 shares of our common stock at a cost of $18.7 million. The remaining proceeds ($48.9 million) were invested in cash and cash equivalents and were subsequently used for the purchase of 9,525,993 shares of our common stock from Limited Brands (see below).

     The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% of principal on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for a five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

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

     As of January 31, 2004, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million additional shares of our common stock. Our ability to exercise this authority is currently subject to certain restrictions by the terms of our revolving credit facility and an agreement with Limited Brands that we entered into in conjunction with our acquisition of LANE BRYANT. Subject to obtaining consent, and as conditions may allow, we may from time to time acquire additional shares of our common stock. Such shares, if purchased, would be held as treasury shares.

     In November 2001, we borrowed $10.9 million under a 7.77% mortgage note, which is secured by land, buildings, and fixtures we own in Bensalem, Pennsylvania and by leases and rents owned or received by us from tenants of the Bensalem facility. The net proceeds from the mortgage note were used to repay a portion of the borrowings outstanding under our revolving credit facility. In December 2001, we borrowed $5.0 million under an 8.15% note, which is secured by equipment and fixtures at our Greencastle, Indiana distribution center. The net proceeds from the note were used to repay a portion of the borrowings outstanding under our revolving credit facility. In October 2002, we borrowed $14.0 million under a 6.53% mortgage note, which is secured by land, a building, and certain fixtures at the White Marsh, Maryland distribution center. The net proceeds were used to finance a substantial portion of the White Marsh acquisition. In December 2002, we entered into two financing leases for the purchase of material handling systems and related equipment and software for the White Marsh distribution center (see "Liquidity and Capital Resources" above).

     As part of the acquisition of CATHERINES, we assumed a 7.5% mortgage note of $6.9 million ($5.8 million of principal was outstanding on this note as of January 31, 2004), which is secured by land and buildings at our CATHERINES office and distribution center in Memphis, Tennessee. There is a pre-payment penalty of 1% of the outstanding principal.


MARKET RISK

     We manage our FASHION BUG proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card receivables portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The certificates issued under the securitization include both floating and fixed interest rate certificates. The floating rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure to the extent that the movement of the floating rate index on the certificates varies from the movement of the Prime rate. Additionally, as of January 31, 2004, the floating finance charge rate on the credit cards was below the contractual floor rate, thus exposing us to interest rate risk on the portion of certificates that are funded at floating rates. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2005, an increase of approximately $750 thousand in selling, general, and administrative expenses would result.

     As of January 31, 2004, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Summary of Significant Accounting Policies; Impact of Recent Accounting Pronouncements."


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" above.

Item 8.  Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Charming Shoppes, Inc.



     We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

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




                                              /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 17, 2004

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                January 31,      February 1,
(Dollars in thousands, except share amounts)                                       2004             2003
                                                                                   ----             ----
ASSETS
Current assets
Cash and cash equivalents.....................................................   $   123,781    $   102,026
Available-for-sale securities ................................................        55,688         50,286
Merchandise inventories ......................................................       309,995        286,472
Deferred taxes ...............................................................        19,902         11,726
Prepayments and other ........................................................        57,494         74,296
                                                                                 -----------    -----------
Total current assets .........................................................       566,860        524,806
                                                                                 -----------    -----------

Property, equipment, and leasehold improvements - at cost ....................       705,257        671,376
Less accumulated depreciation and amortization ...............................       386,633        348,295
                                                                                 -----------    -----------
Net property, equipment, and leasehold improvements ..........................       318,624        323,081
                                                                                 -----------    -----------

Trademarks and other intangible assets .......................................       170,478        171,138
Goodwill .....................................................................        66,956         68,594
Available-for-sale securities, including fair value adjustments of $(390)
       as of January 31, 2004 and $(134) as of February 1, 2003 ..............        14,521         16,202
Other assets .................................................................        27,440         28,065
                                                                                 -----------    -----------
Total assets .................................................................   $ 1,164,879    $ 1,131,886
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable .............................................................   $   135,777    $   147,952
Accrued expenses .............................................................       138,166        163,598
Income taxes payable .........................................................         1,128          7,144
Current portion - long-term debt .............................................        17,278         12,595
Accrued expenses related to cost reduction plan ..............................         2,596              0
                                                                                 -----------    -----------
Total current liabilities ....................................................       294,945        331,289
                                                                                 -----------    -----------

Deferred taxes and other non-current liabilities .............................        62,030         35,918
Long-term debt ...............................................................       202,819        203,045

Stockholders' equity
Common stock $.10 par value
       Authorized - 300,000,000 shares
       Issued - 125,526,573 shares and 125,149,242 shares ....................        12,553         12,515
Additional paid-in capital ...................................................       201,798        200,040
Treasury stock at cost - 12,265,993 shares ...................................       (84,136)       (84,136)
Deferred employee compensation ...............................................        (2,539)        (3,370)
Accumulated other comprehensive income (loss) ................................          (365)          (550)
Retained earnings ............................................................       477,774        437,135
                                                                                 -----------    -----------
Total stockholders' equity ...................................................       605,085        561,634
                                                                                 -----------    -----------
Total liabilities and stockholders' equity ...................................   $ 1,164,879    $ 1,131,886
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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)


                                                                                                 Year Ended
                                                                                   ---------------------------------------
                                                                                   January 31,   February 1,    February 2,
(In thousands, except per share amounts)                                              2004          2003           2002
                                                                                      ----          ----           ----
Net sales .....................................................................   $ 2,285,680    $ 2,412,409    $ 1,993,843
                                                                                  -----------    -----------    -----------
Cost of goods sold, buying, and occupancy expenses ............................     1,642,065      1,721,052      1,455,601
Selling, general, and administrative expenses .................................       554,884        603,502        486,204
Expenses related to cost reduction plan .......................................        11,534              0              0
Restructuring charge (credit) .................................................             0         (4,813)        37,708
Amortization of goodwill ......................................................             0              0          4,885
                                                                                  -----------    -----------    -----------
Total operating expenses ......................................................     2,208,483      2,319,741      1,984,398
                                                                                  -----------    -----------    -----------
Income from operations ........................................................        77,197         92,668          9,445
Other income, principally interest ............................................         2,050          2,328          4,730
Interest expense ..............................................................       (15,609)       (20,292)       (18,701)
                                                                                  -----------    -----------    -----------
Income (loss) before income taxes, minority interest, and cumulative
     effect of accounting changes .............................................        63,638         74,704         (4,526)
Income tax provision (benefit) ................................................        23,141         29,055           (120)
                                                                                  -----------    -----------    -----------
Income (loss) before minority interest and cumulative effect
     of accounting changes ....................................................        40,497         45,649         (4,406)
Minority interest in net loss of consolidated subsidiary ......................           142            679              0
                                                                                  -----------    -----------    -----------
Income (loss) before cumulative effect of accounting changes ..................        40,639         46,328         (4,406)
Cumulative effect of accounting changes, net of income tax benefit of $2,758 ..             0        (49,098)             0
                                                                                  -----------    -----------    -----------
Net income (loss) .............................................................        40,639         (2,770)        (4,406)
                                                                                  -----------    -----------    -----------
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities, net of income tax
      (expense) benefit of $100 in 2004, $46 in 2003, and $(66) in 2002 .......          (156)           (73)            70
Reclassification of realized gains on available-for-sale securities
     included in net income, net of income tax expense of $80 in 2002 .........             0              0           (151)
Unamortized deferred loss on termination of derivative, net of income tax
     benefit of $621 in 2002 ..................................................             0              0         (1,152)
Reclassification of amortization of deferred loss on termination of derivative,
     net of income tax benefit of $184 in 2004, 2003, and 2002 ................           341            341            341
                                                                                  -----------    -----------    -----------
Total other comprehensive income (loss) .......................................           185            268           (892)
                                                                                  -----------    -----------    -----------
Comprehensive income (loss)....................................................   $    40,824    $    (2,502)   $    (5,298)
                                                                                  ===========    ===========    ===========
Basic net income (loss) per share:
Before cumulative effect of accounting changes.................................         $ .36          $ .41          $(.04)
Cumulative effect of accounting changes........................................           .00           (.43)           .00
                                                                                        -----          -----          -----
Net income (loss)..............................................................         $ .36          $(.02)         $(.04)
                                                                                        =====          =====          =====
Diluted net income (loss) per share:
Before cumulative effect of accounting changes.................................         $ .35          $ .39          $(.04)
Cumulative effect of accounting changes........................................           .00           (.37)           .00
                                                                                        -----          -----          -----
Net income (loss)..............................................................         $ .35          $ .01(1)       $(.04)
                                                                                        =====          =====          =====

(1)  Results do not add due to rounding.

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Common Stock        Additional         Treasury Stock
                                                 ------------------        Paid-in       ---------------------
(Dollars in thousands)                           Shares       Amount       Capital       Shares         Amount
                                                 ------       ------       -------       ------         ------
Balance, February 3, 2001...................   110,731,483    $11,073    $ 80,977      (9,105,000)     $(41,537)
Issued to employees.........................       467,113         47       3,532
Exercise of stock options...................       284,165         28       1,112
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (12,598)        (1)        (95)
Acquisition of Lane Bryant, Inc.............       420,993         42      17,721       9,105,000        41,537
Tax benefit - employee stock programs.......                                   20
                                               -----------    -------    --------      ----------       -------
Balance, February 2, 2002...................   111,891,156     11,189     103,267               0             0
Issued to employees.........................       189,266         19       1,329
Exercise of stock options...................     1,326,561        133       5,695
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (25,801)        (2)       (148)
Shares received in payment of stock
     option exercises.......................      (176,278)       (18)     (1,485)
Shares issued on conversion of convertible
     debt...................................    11,944,338      1,194      89,877
Purchases of treasury stock.................                                          (12,265,993)      (84,136)
Tax benefit - employee stock programs.......                                1,505
                                               -----------    -------    --------      ----------      --------
Balance, February 1, 2003...................   125,149,242     12,515     200,040     (12,265,993)      (84,136)
Issued to employees.........................       179,506         18         991
Exercise of stock options...................       220,459         22         834
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (22,634)        (2)        (90)
Tax benefit - employee stock programs.......                                   23
                                               -----------    -------    --------      ----------      --------
Balance, January 31, 2004...................   125,526,573    $12,553    $201,798     (12,265,993)     $(84,136)
                                               ===========    =======    ========      ==========      ========

                                                                  Accumulated
                                                   Deferred          Other
                                                   Employee      Comprehensive      Retained
                                                 Compensation    Income (Loss)      Earnings
                                                 ------------    -------------      --------

Balance, February 3, 2001.......................   $(1,629)           $  74         $444,311
Issued to employees.............................    (3,229)
Amortization....................................     1,117
Unrealized losses, net of tax benefit of $450...                       (892)
Net loss........................................                                      (4,406)
                                                   -------            -----         --------
Balance, February 2, 2002.......................    (3,741)            (818)         439,905
Issued to employees.............................      (844)
Amortization....................................     1,215
Unrealized gains, net of income taxes of $139...                        268
Net loss........................................                                      (2,770)
                                                   -------            -----         --------
Balance, February 1, 2003.......................    (3,370)            (550)         437,135
Issued to employees.............................      (600)
Amortization....................................     1,431
Unrealized gains, net of income taxes of $84....                        185
Net income......................................                                      40,639
                                                   -------            -----         --------
Balance, January 31, 2004.......................   $(2,539)           $(365)        $477,774
                                                   =======            =====         ========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended
                                                                        -----------------------------------------
                                                                        January 31,     February 1,    February 2,
(In thousands)                                                             2004            2003           2002
                                                                           ----            ----           ----
Operating activities

Net income (loss) .....................................................   $  40,639    $  (2,770)   $  (4,406)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization ....................................      76,347       79,421       63,902
     Deferred income taxes, net of acquisitions .......................      12,049        5,327        9,212
     Write-down of Catherine's goodwill ...............................           0       43,975            0
     Cumulative effect of capitalization of cash received from vendors            0        7,881            0
     Write-down of capital assets due to restructuring ................           0            0       17,763
     Net loss from disposition of capital assets ......................       1,537        3,436        4,278
     Capitalized interest on conversion of convertible notes ..........           0        3,026            0
     Tax benefit related to stock plans ...............................          23        1,505           20
     Other, net .......................................................        (142)        (679)        (231)
     Changes in operating assets and liabilities, net of acquisitions:
         Merchandise inventories ......................................     (23,523)       6,054       66,671
         Accounts payable .............................................     (12,175)      40,061      (12,541)
         Prepayments and other ........................................      16,802       16,583       (9,866)
         Income taxes payable .........................................      (6,016)       7,144            0
         Accrued expenses and other ...................................     (17,851)      14,786      (10,356)
         Accrued expenses related to cost reduction plan ..............       2,596            0            0
         Accrued restructuring costs ..................................           0      (19,758)      19,385
                                                                          ---------    ---------    ---------
Net cash provided by operating activities .............................      90,286      205,992      143,831
                                                                          ---------    ---------    ---------

Investing activities
Gross purchases of available-for-sale securities ......................     (35,440)     (58,308)     (51,902)
Proceeds from sales of available-for-sale securities ..................      31,463       54,797      106,950
Acquisition of Lane Bryant, Inc., net of cash acquired ................           0            0     (280,841)
Investment in capital assets ..........................................     (45,014)     (74,303)     (63,046)
Proceeds from sales of capital assets .................................         500          801            0
Decrease (increase) in other assets ...................................      (6,704)      (4,150)       2,705
                                                                          ---------    ---------    ---------
Net cash used in investing activities .................................     (55,195)     (81,163)    (286,134)
                                                                          ---------    ---------    ---------

Financing activities
Proceeds from short-term borrowings ...................................     221,423      534,499      623,704
Repayments of short-term borrowings ...................................    (221,423)    (588,795)    (569,407)
Proceeds from long-term borrowings ....................................       1,557      164,000       90,950
Repayments of long-term borrowings ....................................     (14,566)     (84,122)     (16,251)
Payments of deferred financing costs ..................................      (1,500)      (5,568)      (7,991)
Purchases of treasury stock ...........................................           0      (84,136)           0
Proceeds from issuances of common stock ...............................       1,173        4,679        1,394
                                                                          ---------    ---------    ---------
Net cash provided by (used in) financing activities ...................     (13,336)     (59,443)     122,399
                                                                          ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ......................      21,755       65,386      (19,904)
Cash and cash equivalents, beginning of year ..........................     102,026       36,640       56,544
                                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year ................................   $ 123,781    $ 102,026    $  36,640
                                                                          =========    =========    =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes ................   $       0    $  89,105    $       0
                                                                          =========    =========    =========
Common stock issued for acquisition of Lane Bryant, Inc. ..............   $       0    $       0    $  59,300
                                                                          =========    =========    =========
Purchases of assets under capital leases ..............................   $  17,466    $   6,997    $  24,677
                                                                          =========    =========    =========

Certain prior-year amounts have been reclassified to conform to the current-year presentation. See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
     We operate retail specialty stores located throughout the continental United States that merchandise plus-size, misses, and junior sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices.

Principles of Consolidation
     The consolidated financial statements include the accounts of Charming Shoppes, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We have a 52 - 53 week fiscal year ending on the Saturday nearest to January 31. As used herein, the terms "Fiscal 2004," "Fiscal 2003," and "Fiscal 2002" refer to the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively. The term "Fiscal 2005" refers to the fiscal year which will end on January 29, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc., and, where applicable, our consolidated subsidiaries.

     During Fiscal 2001, we entered into a joint venture agreement with MONSOON plc. to open and operate MONSOON/ACCESSORIZE stores in the United States. We invested $4,000,000 for an 80% controlling interest in the joint venture. We began operating the joint venture as a consolidated operating unit and accounted for MONSOON plc.'s investment as a minority interest. On March 18, 2003, we announced that we would discontinue the operation of the 9 MONSOON/ACCESSORIZE stores operated under the joint venture, and we closed the stores during Fiscal 2004 (see "Property and Depreciation" below).

Foreign Operations
     We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing. There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2004 to January 31, 2004 that would have a material effect on our financial position or results of operations.

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
     We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

Available-for-Sale Securities
     Our investments are classified as available for sale. Securities traded on an established market are carried at fair value, and unrealized gains and losses are reported in a separate component of stockholders' equity. We adjust the cost of these investments for amortization of premiums and the accretion of discounts to maturity where applicable. Such adjustments are included in interest income. We include interest income and realized gains and losses from investments in other income. The cost of securities sold is based on the specific identification method. Short-term available-for-sale securities include investments with an original maturity of greater than three months and a remaining maturity of less than one year, and consist primarily of retained interests in our asset securitization program (see "Note 16. Asset Securitization" below). Long-term available-for-sale securities include

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


investments that have an original maturity of greater than one year, but are available on an as-needed basis to support our working capital needs.

Inventories
     We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis). Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns currently taken and shrinkage on the retail value of inventories. In addition to markdowns that have been taken (i.e., selling price permanently reduced on the selling floor), we accrue an estimate for markdowns not yet recorded that we believe will be necessary to sell end-of-season inventory on hand at the end of the period. We purchase inventory by season and distinguish aged inventory by tracking inventory quantities on hand by season. We liquidate aged seasonal inventory through markdowns or sale to liquidators. We base our inventory shrinkage on periodic physical inventories on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates. We determine interim shrinkage estimates on a store-by-store basis, based on our most recent physical inventory results.

Property and Depreciation
     For financial reporting purposes, we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the lives of the respective leases. We use accelerated depreciation methods for income tax reporting purposes. Depreciation and amortization of property, equipment (including equipment acquired under capital leases), and leasehold improvements was $68,354,000, $70,357,000, and $53,134,000 in Fiscal 2004, 2003, and 2002,
respectively.

     Prior to Fiscal 2003, we evaluated the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In Fiscal 2003, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121 and resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 also superseded the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used, and provides additional guidance on estimating cash flows when testing for recoverability. SFAS No. 141 also requires the classification of long-lived assets to be disposed of other than by sale (such as by abandonment) as held and used until disposal, and establishes more restrictive criteria for classifying assets as held for sale.

     Under SFAS No. 144, we assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and future estimated results when evaluating an asset for potential impairment, then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     Pursuant to SFAS No. 144, we recorded a $2,700,000 write-down of under-performing assets related to our consolidated MONSOON joint venture during Fiscal 2003. The amount of the write-down is included in occupancy expenses.

Goodwill and Intangible Assets
      In Fiscal 2002, we acquired trademarks, tradenames, internet domain names, customer lists, and a covenant not to compete in connection with our acquisition of LANE BRYANT (see "Note 2. LANE BRYANT Acquisition" below). The values of these intangible assets were determined by an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. The LANE BRYANT trademarks, tradenames, and internet domain names are well-recognized in the plus-size apparel market. We expect to renew and protect these trademarks, tradenames, and internet domain names indefinitely, and expect that they will generate positive cash flows for the Company for the foreseeable future. Therefore, the appraised value of the trademarks, tradenames, and internet domain names are not being amortized. We periodically review the trademarks, tradenames, and internet domain names for indicators of a limited useful life. We are amortizing the customer lists and covenant not to compete over their estimated useful life of five years.

     We have allocated to goodwill the excess of the cost of the LANE BRYANT acquisition over the estimated fair value of the identifiable tangible and intangible net assets acquired. In accordance with the provisions of SFAS No. 142, we are not amortizing the goodwill.

     Prior to Fiscal 2003, we amortized goodwill related to our acquisition of Catherines Stores, Inc. ("CATHERINES") on a straight-line basis over 20 years. We recognized $4,885,000 of amortization of CATHERINES goodwill in Fiscal 2002. As of the beginning of Fiscal 2003, we fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the transition provisions of SFAS No. 142, we discontinued the amortization of CATHERINES goodwill, and we review the value of the LANE BRYANT and CATHERINES goodwill for impairment on an annual basis.

     The pro forma effect of applying the non-amortization provisions of SFAS No. 142 for Fiscal 2002 is as follows:

(In thousands, except per-share amounts)                             2002
                                                                     ----
Net loss as reported..............................................  $(4,406)
Amortization of goodwill (1)......................................    4,885
                                                                    -------
Pro forma net income excluding goodwill amortization..............  $   479
                                                                    =======

Diluted net income per share as reported..........................    $(.04)
Pro forma per share effect of excluding goodwill amortization (1).      .05
                                                                      -----
Pro forma diluted net income per share............................    $ .00(2)
                                                                      =====
--------------------

(1) The goodwill amortization is not deductible for tax purposes and therefore has no related tax effect.

(2)  Results do not add due to rounding.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     In accordance with the transition provisions of SFAS No. 142, we performed a review of our goodwill and other indefinite-lived intangible assets for impairment during Fiscal 2003. As a result, we determined that the carrying value of goodwill related to our CATHERINES acquisition (including the value of intangible assets we did not separately account for at the date of the CATHERINES acquisition) exceeded the estimated fair value of the CATHERINES goodwill under SFAS No. 142. We determined the estimated fair value of the CATHERINES goodwill using the present value of expected future cash flows associated with the CATHERINES assets. We recorded a write-down (which was not deductible for income tax purposes) of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. We also evaluated the goodwill, trademarks, tradenames, and internet domain names related to our LANE BRYANT acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there had been no impairment of these assets. The write-down of the CATHERINES goodwill is presented as the cumulative effect of an accounting change, as of February 3, 2002, in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003. The calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

     In accordance with the provisions of SFAS No. 142, we are required to re-evaluate goodwill and other indefinite-lived intangible assets annually, or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarters of Fiscal 2003 and Fiscal 2004, and determined that there has been no impairment of these assets.

Asset Securitization
     Asset securitization involves the sale of FASHION BUG proprietary credit card receivables by our credit card bank to a special purpose entity, which in turn transfers the receivables to a qualified special purpose entity (the "Trust") created for the securitization. Asset-backed certificates issued by the Trust represent undivided interests in those credit card receivables transferred into the Trust. The Trust issues certificates which are sold to investors, and we retain any undivided interests that remain unsold. We include these remaining undivided interests, and any other retained interests, in short-term available-for-sale securities in our accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value. The assets and liabilities of the Trust are not included in our consolidated balance sheet.

     Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in our accompanying consolidated statements of operations and comprehensive income
(loss). We have adopted the accounting requirements of SFAS No. 140 as of March 31, 2001, and we have applied these requirements to new beneficial interests issued under our asset securitization program after that date. Adoption of the accounting requirements of SFAS No. 140 did not have a material impact on our results of operations or financial position. See "Impact of Recent Accounting Pronouncements" below for a discussion of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities."

Deferred Debt Acquisition Costs
     Debt acquisition costs are deferred and amortized on a straight-line basis over the life of the related debt agreement.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


Insurance Liabilities
     We use a combination of third-party insurance and/or self-insurance for certain risks, including workers' compensation, medical, dental, automobile, and general liability claims. Our insurance liabilities are a component of "Accrued expenses" on our consolidated balance sheet, and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating our self insurance liabilities, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Common Stock Plans
     We account for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. We amortize deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant on a straight-line basis over the vesting period of the award or option. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan. We have elected to follow the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." We adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as of the beginning of Fiscal 2004.

     The following table reconciles net income (loss) and net income (loss) per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income (loss) and pro forma net income (loss) per share using the fair value method under SFAS No. 123:

(In thousands, except per share amounts)                       2004       2003        2002
                                                               ----       ----        ----
Net income (loss) as reported.............................   $40,639    $(2,770)    $(4,406)
Add stock-based employee compensation as reported,
     using intrinsic value method, net of income taxes....       930        790         725
Less stock-based employee compensation, using fair-value
     method, net of income taxes..........................    (3,298)    (5,864)     (3,364)
                                                             -------    -------     -------
Pro forma net income (loss)...............................   $38,271    $(7,844)    $(7,045)
                                                             =======    =======     =======

Basic net income (loss) per share:
     As reported..........................................      $.36      $(.02)      $(.04)
     Pro forma............................................       .34       (.07)       (.07)
Diluted net income (loss) per share:
     As reported..........................................       .35        .01        (.04)
     Pro forma............................................       .33       (.02)       (.07)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     For purposes of determining the pro forma disclosures, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, we used an estimated stock price volatility of 37.6, a dividend yield of 0.0%, expected lives of 3 months for the Employee Stock Purchase Plan, 3 to 5 years for stock award plans, and 3 to 7 years for stock option and stock incentive plans, and the following risk-free interest rates:

(In percents)                              2004     2003     2002
                                           ----     ----     ----
Risk-free interest rate:
     Employee stock purchase plan........   0.9      1.1      1.7
     Stock award plans...................   2.8      3.1      3.8
     Stock option and incentive plans....   2.8      3.1      5.0

Revenue Recognition
     Revenues from merchandise sales are net of returns and allowances, and exclude sales tax. Revenues from our e-commerce business include shipping and handling fees billed to customers. We record a reserve for estimated future sales returns based on an analysis of actual returns received, and we defer recognition of layaway sales to the date of delivery.

     We offer our customers various loyalty card programs (see "Note 12. customer loyalty card programS" below). Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

Cost of Goods Sold, Buying, and Occupancy Expenses
     Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. We capitalize net merchandise costs and freight as inventory costs. Cost of goods sold also includes costs incurred in connection with our customer loyalty card programs (see "Revenue Recognition" above). Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Advertising Costs
     We expense advertising costs as incurred. Advertising costs charged to expense were $60,494,000, $63,943,000, and $47,310,000 in Fiscal 2004, 2003, and
2002, respectively.

Costs Associated With Exit or Disposal Activities
     We recognize liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 when the liabilities are incurred, and value the liabilities at fair value, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Severance pay is recognized as employees render service over future periods if the severance arrangement requires employees to render future service beyond a minimum retention period.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


Income Taxes
     We use the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, we adjust deferred tax assets and liabilities to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax basis differences.

     We have not provided U.S. income taxes on undistributed earnings of foreign subsidiaries accumulated through January 31, 2004 because we intend to reinvest such undistributed earnings in foreign operations.

Net Income (Loss) Per Share
     Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method. Common share equivalents also include the effect of assumed conversions of our convertible debt, using the "if-converted" method, when the effect of such assumed conversions is dilutive. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

Comprehensive Income (Loss)
     The consolidated statements of operations and comprehensive income (loss) include transactions from non-owner sources that affect stockholders' equity. Unrealized gains and losses recognized in comprehensive income are reclassified to net income upon their realization.

Business Segments and Related Disclosures
     Our LANE BRYANT, FASHION BUG, and CATHERINES stores are aggregated within a single segment - retail sales of women's apparel, and within a single geographic area - the continental United States. Our foreign sourcing operations do not constitute a material geographic segment.

Costs of Computer Software Developed or Obtained for Internal Use
     Costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Cash Consideration Received from Vendors
     As of the beginning of Fiscal 2003, cash consideration received from vendors is recorded as a reduction of inventory and is recognized in cost of goods sold as inventory is sold, in accordance with EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." In Fiscal 2003, we recognized a charge of $5,123,000, net of income taxes of $2,758,000, for the cumulative effect of the deferral of cash received from vendors as of the beginning of Fiscal 2003. The impact of the adoption of EITF 02-16 on the year ended February 1, 2003 was an increase in cost of goods sold of $216,000. As of January 31, 2004 and February 1, 2003, $9,456,000 and $8,097,000, respectively, of cash received from vendors has been deferred into inventory and will be recognized as inventory is sold. We defer the recognition of markdown allowances during interim periods in order to better match the recognition of markdown allowances to the period the related markdown expenses are recorded. Pro forma net loss and diluted net loss per share for Fiscal 2002, assuming the change in accounting for the deferral of cash received from vendors was retroactively applied to the beginning of Fiscal 2002, are $5,189,000 and $.05, respectively.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


Impact of Recent Accounting Pronouncements
     We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of the beginning of Fiscal 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

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

     FIN No. 46 is effective for all VIEs created after January 31, 2003. The disclosure provisions of FIN No. 46 apply to financial statements issued after January 31, 2003, regardless of when the VIE was established. For VIEs created before February 1, 2003, the consolidation provisions of FIN No. 46, as originally issued, were to be applied in the first interim or annual reporting period beginning after June 15, 2003. In October 2003, the FASB postponed the implementation date for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003, provided that the reporting entity has not issued financial statements reporting the VIE in accordance with FIN No. 46. In December 2003, the FASB revised FIN No. 46 to delay the required implementation date for entities that are not special purpose entities ("SPEs"), such as equity method investments in operating companies. Early adoption of the provisions of FIN No. 46 is permitted. We do not expect that adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


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

     In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 revises or rescinds portions of the interpretive guidance on revenue recognition included in Topic 13 of the codification of SEC Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.


NOTE 2.  LANE BRYANT ACQUISITION

     On August 16, 2001, we acquired 100% of the outstanding stock of Lane Bryant, Inc. ("LANE BRYANT") from a subsidiary of Limited Brands, Inc. ("Limited Brands") for cash of $286,223,000 and 8,688,784 shares of our common stock valued at $55,000,000. As of the date of acquisition, LANE BRYANT operated 651 retail apparel stores in 46 states, specializing in fashion apparel and related accessories for women wearing plus-sizes 14 and greater. The cash paid for the acquisition was funded with the use of approximately $83,000,000 of our existing cash and cash equivalents, a $75,000,000 term loan, and revolving loans under a new credit facility we obtained in connection with the acquisition (see "Note 7. Debt" below). In December 2001, based on the final determination of the fair value of the LANE BRYANT net assets acquired, we issued to a subsidiary of Limited Brands an additional 837,209 shares of our common stock valued at $4,300,000. The aggregate total of 9,525,993 shares of common stock issued included 9,105,000 shares of treasury stock that we had re-acquired before the LANE BRYANT acquisition. During Fiscal 2002, we repurchased the 9,525,993 shares of our common stock issued in connection with our acquisition of LANE BRYANT (see "Note 8. Stockholders' Equity" below). In accordance with the terms of the acquisition agreement, the numbers of shares of our common stock issued in connection with the acquisition were based on the average closing market values of our stock for the five-day period ending two days before the issuance of the shares.

     Our acquisition of LANE BRYANT complements our long-term growth strategy of becoming a leader in the sale of plus-size specialty apparel. LANE BRYANT is a premier brand in the plus-size market with an established customer base and proprietary brand names, and operates in multiple retail venues, primarily in leading malls.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)



     We accounted for the acquisition under the purchase method of accounting, and we included the results of operations of LANE BRYANT in our results of operations from the date of acquisition. Prior-period results have not been restated. Assets acquired and liabilities assumed were recorded at their estimated fair values. In accordance with the provisions of SFAS No. 141, we recognized certain intangible assets acquired, primarily trademarks, tradenames, and internet domain names, separately from goodwill. The fair values of acquired intangible assets were based on an independent appraisal. The fair values of acquired property and equipment were based primarily on depreciated replacement cost. Other assets acquired and liabilities assumed were recorded at their estimated fair values. Concurrent with the acquisition of LANE BRYANT, we began a detailed evaluation of LANE BRYANT's operations, resulting in a plan for the closing of 14 under-performing LANE BRYANT stores and the involuntary termination of approximately 140 store employees. As of February 2, 2002, we finalized the plan to close the under-performing stores and to terminate the store employees. As a result, we recorded a liability of $3,762,000 as part of the purchase price allocation, which was primarily for estimated lease termination payments. In addition, we recorded an accrual of $390,000 for severance of store employees. As of the end of Fiscal 2004, we closed nine of the under-performing stores. Of the remaining five stores, two stores will close during Fiscal 2005 and three stores will not be closed. In connection with the acquisition, we entered into a services agreement with Limited Brands and certain affiliates of Limited Brands under which we received certain transitional services. These transitional services included data center processing of LANE BRYANT business applications, such as store polling and support of store systems; continuation of contract services with vendors for voice and data networks; and conversion services. We moved all of the LANE BRYANT business applications and processes from the Limited Brands platform to our platform by the end of Fiscal 2003.

     In accordance with the provisions of SFAS No. 142, the trademarks, tradenames, and internet domain names acquired are not being amortized, but are subject to annual reviews for impairment or for indicators of a limited useful life. Other intangible assets acquired, consisting of customer lists and a covenant not to compete, are being amortized over their estimated useful life of five years.

     The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired has been allocated to goodwill. In accordance with the requirements of SFAS No. 142, the goodwill is not being amortized, but is subject to an annual review for impairment.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     The following condensed balance sheet presents the financial position of LANE BRYANT as of August 16, 2001 after giving effect to the acquisition:

(In thousands)
Cash and cash equivalents...............................     $  5,382
Merchandise inventories.................................      107,951
Deferred income taxes...................................       20,099
Prepayments and other...................................       11,504
                                                             --------
Total current assets....................................      144,936
Property, equipment, and leasehold improvements, net....       79,884
Tradenames and other intangibles........................      172,100
Goodwill................................................       23,038
                                                             --------
Total assets............................................     $419,958
                                                             ========

Accounts payable........................................     $ 25,551
Accrued expenses........................................       35,842
                                                             --------
Total current liabilities...............................       61,393
Deferred income taxes...................................       13,042
Total stockholders' equity..............................      345,523
                                                             --------
Total liabilities and equity............................     $419,958
                                                             ========

     The following unaudited pro forma results of operations for Fiscal 2002 are based on historical data, and give effect to our acquisition of LANE BRYANT as if the acquisition had occurred on February 4, 2001. The pro forma information includes adjustments having a continuing impact on the consolidated Company as a result of using the purchase method of accounting for the acquisition.

(In thousands except per share amounts)                      2002
                                                             ----
Net sales...............................................  $2,486,178
Income before cumulative effect of accounting changes...       1,691
Net income..............................................       1,691
Net income per share:
         Basic..........................................        $.02
         Diluted........................................         .02

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     During Fiscal 2003, we recorded certain adjustments to goodwill recognized in connection with the LANE BRYANT acquisition, as follows:

o At the date of acquisition in August 2001, there was an agreement for an unfavorable service contract for which we recorded a liability of $4,640,000 based on the estimated payment terms. During Fiscal 2003, the payment terms of the unfavorable service contract were finalized. As a result, we revised our estimate of costs related to the contract to $2,081,000, which resulted in a decrease of $1,561,000 in LANE BRYANT goodwill, net of deferred income taxes of $998,000.

o We recorded adjustments to certain liabilities, which resulted in a decrease in LANE BRYANT goodwill of $438,000, net of deferred income taxes of $90,000.

o We recorded a liability for severance in accordance with an agreement entered into at the time of the acquisition that allowed us to use the existing LANE BRYANT distribution center and receive related distribution services on a transition basis. This severance liability resulted in an increase in goodwill of $611,000, net of deferred income taxes of $389,000.

o We reduced the acquisition value assigned to equipment and leasehold improvements in the existing LANE BRYANT distribution center, which we will abandon at the end of the transition period as a result of our acquisition of a replacement distribution center in White Marsh, Maryland. This adjustment, which had no deferred tax impact, resulted in an increase in goodwill of $971,000.

o We increased a liability for future claims related to LANE BRYANT's pre-acquisition operations, which resulted in an increase in goodwill of $1,220,000, net of deferred income taxes of $780,000.

o We decreased deferred tax assets as a result of a correction of the effective tax rate used to determine deferred taxes related to certain assets acquired, which resulted in an increase in goodwill of $1,524,000.

     During the fourth quarter of Fiscal 2004, we finalized the closing of under-performing stores identified at LANE BRYANT's acquisition date and reduced liabilities for estimated lease termination payments, severance of store employees, and other liabilities, which resulted in a decrease in goodwill of $1,638,000, net of deferred income taxes of $1,227,000.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 3.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

                                                           Lives
(Dollars in thousands)                                    (Years)       2004         2003
                                                          -------       ----         ----
Land.....................................................             $  5,983     $  5,630
Buildings and improvements............................... 10 to 40      70,538       73,285
Store fixtures...........................................  5 to 10     124,018      127,682
Equipment................................................  3 to 10     195,195      176,477
Equipment acquired under capital leases..................    7          65,851       48,452
Leasehold improvements................................... 10 to 20     243,672      239,850
                                                                      --------     --------
Total at cost............................................              705,257      671,376
                                                                      --------     --------
Less:  Accumulated depreciation and amortization.........              364,143      331,629
       Accumulated amortization of capital lease assets..               22,490       16,666
                                                                      --------     --------
Total accumulated depreciation and amortization..........              386,633      348,295
                                                                      --------     --------
Net property, equipment, and leasehold improvements......             $318,624     $323,081
                                                                      ========     ========


NOTE 4.  TRADEMARKS AND OTHER INTANGIBLE ASSETS

                                                           Life
(Dollars in thousands)                                    (Years)       2004         2003
                                                          -------       ----         ----
Trademarks, tradenames, and internet domain names........             $168,800     $168,800
Customer lists and covenant not to compete...............    5           3,300        3,300
                                                                      --------     --------
Total at cost............................................              172,100      172,100
Less:  accumulated amortization of customer lists and
       covenant not to compete...........................                1,622          962
                                                                      --------     --------
Net trademarks and other intangible assets...............             $170,478     $171,138
                                                                      ========     ========

     Total amortization of other intangible assets was $660,000 in Fiscal 2004, $656,000 in Fiscal 2003, and $306,000 in Fiscal 2002. Estimated amortization of intangible assets for the next five fiscal years is: 2005 and 2006 - $660,000 per year; 2007 - $358,000; thereafter - $0.

     The trademarks and other intangible assets were acquired during Fiscal 2002 in connection with our acquisition of LANE BRYANT (see "Note 2. LANE BRYANT Acquisition" above). We determined the values of the intangible assets through an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. In accordance with the provisions of SFAS No. 142, the trademarks, tradenames, and internet domain names acquired are not being amortized, but are subject to annual reviews for impairment or for indicators of a limited useful life (see "NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Goodwill and Intangible Assets" above).

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 5.  AVAILABLE-FOR-SALE SECURITIES

                                                               Unrealized         Estimated
(In thousands)                                       Cost     Gains   Losses     Fair Value
                                                     ----     -----   ------     ----------
January 31, 2004
Government agency bonds............................  $14,671    $ 0    $(390)      $14,281
Charming Shoppes Master Trust certificates and
     retained interests(1).........................   55,363      0        0        55,363
Other..............................................      565      0        0           565
                                                     -------    ---    -----       -------
                                                     $70,599    $ 0    $(390)      $70,209
                                                     =======    ===    =====       =======
February 1, 2003
Government agency bonds............................  $15,414    $13    $(147)      $15,280
Charming Shoppes Master Trust certificates and
     retained interests(1).........................   50,227      0        0        50,227
Low-income housing partnerships(2).................      682      0        0           682
Other..............................................      299      0        0           299
                                                     -------    ---    -----       -------
                                                     $66,622    $13    $(147)      $66,488
                                                     =======    ===    =====       =======
--------------------

(1) Includes Master Trust certificates of $44,345,000, Interest-only strip of $9,208,000, and retained interests of $1,810,000 at January 31, 2004, and Master Trust certificates of $38,132,000, Interest-only strip of $9,570,000, and retained interests of $2,525,000 at February 1, 2003. Subsequent to January 31, 2004, we sold $9,500,000 of certificates to third-party investors.

(2) At January 31, 2004, long-term liabilities related to our share of losses in our low-income housing partnerships were reclassified as a reduction of the cost of the investment in the partnerships. February 1, 2003 amounts reflect a reclassification to conform to the current-year presentation.

     There were no realized gains or (losses) on available-for-sale securities during Fiscal 2004 or Fiscal 2003. Gross realized gains and (losses) on available-for-sale securities were $243,000 and ($12,000), respectively, during Fiscal 2002.

     Contractual maturities of available-for-sale securities at January 31, 2004 were:

                                                                    Estimated
(In thousands)                                         Cost        Fair Value
                                                       ----        ----------
Due in one year or less(1)........................    $55,688         $55,688
Due after one year and before five years..........      5,130           5,055
Due after five years and before ten years.........      8,469           8,224
Due after ten years...............................      1,312           1,242
                                                      -------         -------
                                                      $70,599         $70,209
                                                      =======         =======
--------------------

(1)  Includes Charming Shoppes Master Trust certificates and retained interests.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 6.  INCOME TAXES

     Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes:

(In thousands)                            2004           2003           2002
                                          ----           ----           ----
Domestic..............................   $60,296       $71,479        $(7,166)
Foreign...............................     3,342         3,225          2,640
                                         -------       -------        -------
                                         $63,638       $74,704        $(4,526)
                                         =======       =======        =======

     Income tax provision (benefit):

(In thousands)                            2004           2003           2002
                                          ----           ----           ----
Current:
Federal...............................   $12,743       $ 2,346        $(6,037)
State.................................     1,013         1,265          1,296
Foreign...............................       529           418            288
                                         -------       -------        -------
.......................................    14,285         4,029         (4,453)
Deferred(1)...........................     8,856        25,026          4,333
                                         -------       -------        -------
                                         $23,141       $29,055        $  (120)
                                         =======       =======        =======
--------------------

 (1)  Primarily Federal

     We made income tax payments of $10,147,000 and $5,624,000 during Fiscal 2004 and 2003, respectively, and received an income tax refund of $2,902,000 during Fiscal 2002.

     Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                                2004      2003      2002(1)
                                                ----      ----      ------
Statutory Federal income tax (benefit) rate...  35.0%     35.0%     (35.0)%
State income tax, net of Federal income tax...   2.0       2.4       18.6
Foreign income................................  (1.0)     (1.0)     (14.1)
Employee benefits.............................  (0.4)      1.9       21.1
Amortization of goodwill......................   0.0       0.0       37.8
Other, net....................................   0.8       0.6      (31.1)
                                                ----      ----      -----
                                                36.4%     38.9%      (2.7)%
                                                ====      ====      =====
--------------------

(1) Amounts are based on a small pre-tax loss for Fiscal 2002 and are not necessarily comparable to other fiscal years.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     Components of deferred tax assets and liabilities:

                                                    Net Current    Net Long-Term
                                                      Assets          Assets
(In thousands)                                     (Liabilities)   (Liabilities)
                                                   -------------   -------------
January 31, 2004
Property, equipment, and leasehold improvements...                   $(22,316)
Tax net operating loss and credit carryforwards...                      2,734
Prepaid and accrued expenses......................     $12,342
Inventory.........................................       4,320
Deferred compensation.............................                      6,111
Intangible assets.................................                    (22,914)
Investments.......................................                     (3,612)
Deferred rent.....................................       2,978
Other.............................................         262         (6,951)
                                                       -------       --------
                                                       $19,902       $(46,948)
                                                       =======       ========

February 1, 2003
Property, equipment, and leasehold improvements...                   $(13,367)
Tax net operating loss and credit carryforwards...                      7,075
Prepaid and accrued expenses......................     $ 1,941
Inventory.........................................       7,163
Deferred compensation.............................                      4,122
Intangible assets.................................                    (18,962)
Investments.......................................                     (2,016)
Deferred rent.....................................       2,880
Other.............................................        (258)        (1,736)
                                                       -------       --------
                                                       $11,726       $(24,884)
                                                       =======       ========

     During Fiscal 2004, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program. The settlement included $18,477,000 of income taxes and $4,038,000 of interest, net of a tax benefit of $2,175,000. Of the $18,477,000 of income taxes, $16,125,000 was satisfied through the use of existing operating losses and tax credits. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16,332,000. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement had a net positive impact of $7,767,000 on our Fiscal 2004 cash flows. The utilization of the operating losses and tax credits to satisfy income taxes related to the COLI settlement resulted in a decrease in net deferred tax assets.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 7.  DEBT

     Long-term debt at year end:

(In thousands)                                      2004           2003
                                                    ----           ----
4.75% Senior Convertible Notes Due 2012.....      $150,000       $150,000
Capital lease obligations...................        37,934         31,703
6.53% mortgage note.........................        12,250         13,650
7.77% mortgage note.........................        10,039         10,478
7.5% mortgage note..........................         5,840          6,059
8.15% note..................................         2,494          3,750
Other long-term debt........................         1,540              0
                                                  --------       --------
Total long-term debt........................       220,097        215,640
Less current portion........................        17,278         12,595
                                                  --------       --------
                                                  $202,819       $203,045
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

     The Senior Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% of principal on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest, if any. Also, under such circumstances, we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for the five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

     Net proceeds received from the issuance of the Senior Notes were $145,500,000. We used a portion of the net proceeds to repay in full our $67,500,000 term loan due August 16, 2004, $3,486,000 outstanding under our revolving credit facility, and $6,942,000 of our 7.5% Convertible Subordinated Notes due 2006 called for redemption (see below). We also used a portion of the proceeds to purchase 2,740,000 shares of our common stock at a cost of $18,708,000. The remaining proceeds were invested in cash and cash equivalents and were subsequently used for the purchase of 9,525,993 shares of our common stock from Limited Brands (see "Note 2. LANE BRYANT Acquisition" above and "Note
8. Stockholders' Equity" below). In addition, we wrote off $951,000 of unamortized deferred financing costs related to the term loan (see "Note 1. Summary Of Significant Accounting Policies; Impact of Recent Accounting Pronouncements" above). The term loan that was repaid had an 11.5% interest rate and various financial covenants.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     On May 29, 2002, we called our 7.5% Convertible Subordinated Notes due 2006 (the "Subordinated Notes") for redemption on June 28, 2002. The redemption price was 102.5% of the principal amount of the Subordinated Notes, plus accrued and unpaid interest to the date of redemption. The Subordinated Notes had an original maturity date of July 15, 2006, and could be converted into shares of our common stock until the close of business on June 27, 2002 at a conversion price of $7.46 per share. Between May 29, 2002 and June 27, 2002, $89,105,000 principal amount of the Subordinated Notes were converted into 11,944,338 shares of our common stock pursuant to the conversion terms of the Notes. Accrued interest expense of $1,967,000, net of income taxes of $1,059,000, on the Subordinated Notes that were converted was reclassified to additional paid-in capital. On June 28, 2002, the remaining Subordinated Notes, with an aggregate principal amount of $6,942,000, were redeemed for $7,351,000, including the 2.5% redemption premium and accrued interest of $236,000 to the date of redemption. The redemption premium of $174,000 has been included in continuing operations in the Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003 (see "Note 1. Summary Of Significant Accounting Policies; Impact of Recent Accounting Pronouncements" above).

     On January 29, 2004, we amended and restated our existing $300,000,000 revolving credit facility that was scheduled to expire on August 16, 2004 and extended the facility to August 15, 2008. The amended $300,000,000 revolving credit facility (the "Facility") provides for cash borrowings and enables us to issue up to $150,000,000 of letters of credit for purchases of merchandise and for standby letters of credit. As of January 31, 2004, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization program, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of January 31, 2004, we had $4,047,000 of unamortized deferred debt acquisition costs related to the original revolving credit facility and the amended and restated facility. We are amortizing these deferred debt acquisition costs on a straight-line basis over the life of the amended and restated facility as interest expense.

     The interest rate on borrowings under the revolving credit facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.5% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The interest rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of January 31, 2004, the interest rate on borrowings under the revolving credit line was 4.00% for Prime Rate Loans and 2.60% for Eurodollar Rate Loans. There is a fee of 1.0% to 1.25% per annum on outstanding letters of credit and a fee of .375% per annum on the unused portion of the revolving credit facility.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50,000,000 at any time within a fiscal quarter, that we maintain consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges), of $115,000,000. As of January 31, 2004, the excess and suppressed availability, including excess cash, under the revolving credit facility was $202,429,000. We had outstanding letters of credit totaling $75,192,000 as of January 31, 2004. As of January 31, 2004, we were not in default with respect to any of the Facility's covenants.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     Pursuant to a program to replace point-of-sale ("POS") equipment in our FASHION BUG stores and, in Fiscal 2004 our LANE BRYANT stores, we acquired $8,468,000, $ 3,495,000, and $24,677,000 of POS equipment under capital leases in Fiscal 2004, 2003, and 2002, respectively. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. As of January 31, 2004, the imputed interest rates on the capital leases ranged from 4.48% to 10.87%.

     In December 2002, we entered into two financing leases for the purchase of material handling systems and related equipment and software for the White Marsh distribution center. The lease terms provide for the availability of funds as the equipment and software is delivered and accepted. The first capital lease obligation of $2,500,000 is payable over a term of 60 months at an interest rate of 6.77%, and contains a bargain purchase option. We received all of the equipment under this lease as of February 1, 2003. The second capital lease obligation of $10,000,000 is payable over a term of 60 months at an interest rate of 7.35% and contains a bargain purchase option. As of February 1, 2003, we had acquired $1,002,000 of equipment under this lease. We received the remainder of the equipment and related software under this lease during Fiscal 2004.

     In October 2002, we borrowed $14,000,000 under a 6.53% mortgage note. The note has a ten-year term with 120 monthly installments of principal of $117,000 plus interest. The mortgage note is secured by land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland, which we acquired on September 24, 2002. The net proceeds were used to finance a substantial portion of the White Marsh acquisition.

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

     We assumed a 7.5% Mortgage Note in connection with our CATHERINES acquisition. The mortgage financing agreement provides for a $6,919,000 mortgage facility with a seven-year term and monthly payments based on a 20-year amortization period. The mortgage includes a final principal payment of $5,585,000 in Fiscal 2006. The mortgage is secured by land and buildings at our CATHERINES office and distribution center in Memphis, Tennessee. There is a pre-payment penalty of 1% of the outstanding principal.

     In December 2001, the Company borrowed $5.0 million under an 8.15% note. The note has a three-year term with 35 monthly installments of principal and interest of $126 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2004. The note is secured by equipment and fixtures owned by the Company at its distribution center in Greencastle, Indiana. The net proceeds from the note were used to repay a portion of the borrowings outstanding under the Company's credit facility, discussed above.

     During Fiscal 2004, 2003, and 2002, we made interest payments of $13,572,000, $12,859,000, and $17,657,000, respectively. Interest expense capitalized during Fiscal 2004 was $725,000. Interest expense capitalized in Fiscal 2003 was immaterial. No interest expense was capitalized during Fiscal 2002.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     Aggregate maturities of long-term debt during the next five fiscal years are as follows:

(In thousands)                  2005       2006       2007      2008      2009
                                ----       ----       ----      ----      ----
Capital lease obligations...  $12,464    $11,167    $ 8,376    $4,238    $1,580
Mortgage notes..............    4,604      7,518      1,955     1,999     2,048
Other long-term debt........      210        212        214       216       218
                              -------    -------    -------    ------    ------
                              $17,278    $18,897    $10,545    $6,453    $3,846
                              =======    =======    =======    ======    ======

     Minimum lease payments under capital leases for the next five fiscal years are: 2005 - $14,600,000; 2006 - $12,523,000; 2007 - $9,077,000; 2008 -
$4,503,000; 2009 - $1,644,000. Included in these minimum lease payments is aggregate imputed interest of $4,522,000.


NOTE 8.  STOCKHOLDERS' EQUITY

     Our stockholders' equity consists of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized; and 300,000,000 shares of common stock, $.10 par value.

     During the fiscal years ended January 31, 1998 and January 30, 1999, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Prior to Fiscal 2002, we repurchased an aggregate total of 9,105,000 shares of our common stock at an aggregate cost of $41,537,000, which we held as treasury stock. In August 2001, we re-issued these treasury shares to Limited Brands in connection with our acquisition of LANE BRYANT (see "Note 2. LANE BRYANT Acquisition" above).

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


NOTE 9.  STOCK OPTION AND STOCK INCENTIVE PLANS

     Our Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999, and provided for the grant of options or awards of up to an aggregate total of 700,000 shares of common stock. This program includes an automatic annual grant of options to purchase 20,000 shares of common stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options may not be less than the fair market value of the stock on the date of grant. As of January 31, 2004,

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


February 1, 2003, and February 2, 2002, 282,400 options, 180,000 options, and 88,000 options, respectively, were exercisable under this plan. The program also provided for a one-time grant of 10,000 shares of restricted common stock to each newly elected non-employee director. The grants vest in equal amounts over three years. During Fiscal 2004, 10,000 shares of restricted common stock were granted as one-time grants and were outstanding as of January 31, 2004. The weighted-average market value at date of grant for the Fiscal 2004 award was $4.57. In June 2002, this plan was amended to provide for annual grants of 3,000 restricted stock units ("RSUs") to each non-employee director. The RSUs generally vested in full one year after grant. During Fiscal 2004, RSUs representing 24,000 shares that were granted during Fiscal 2003 were settled in cash or deferred payment for $113,000, based on a market value of $4.72 per share on the date of vesting. The weighted-average market value of common stock at date of grant for the Fiscal 2003 RSU awards was $8.04.

     Our 2003 Non-Employee Directors Compensation Plan was approved by shareholders on June 26, 2003. This plan is an additional amendment and restatement of our Amended and Restated Non-Employee Directors Program adopted on July 1, 1999 (see previous paragraph). Directors who are not employed by the Company are eligible for participation in the plan. The Board of Directors administers the plan and approves the form and amount of awards under the plan. This plan provides for the grant of stock options, stock appreciation rights ("SARs"), restricted stock awards, RSUs, or deferred shares of up to an aggregate total of 600,000 shares of our common stock. No more than 50% of the shares reserved for issuance under the plan may be issued as restricted stock awards or RSUs. The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant. The maximum term of options and SARs issued under the plan is ten years. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director's fees. The plan includes a provision that options previously granted under the plan will not be amended or replaced in a transaction that constitutes a "repricing" (as defined in the plan) without shareholder approval. The plan provides for an initial restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director. The plan also provides for annual grants of options for 6,500 shares of common stock that vest in one year and annual grants of 3,000 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders. Each RSU represents a right to receive one share of common stock, or cash of equal value at the Company's option, at the date of vesting, or, if deferred by the director, at a later date after termination of service. As of January 31, 2004, no options were exercisable under this plan and 21,000 RSUs were granted and outstanding. The weighted-average market value of common stock at date of grant for the Fiscal 2004 RSU awards was $4.78.

     Our Board of Directors adopted the 2000 Associates' Stock Incentive Plan on January 27, 2000. The plan provides for the grant of options, SARS, restricted stock awards, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock. The form of the grants, exercise price, and maximum term, where applicable, are at the discretion of the Board of Directors and the Stock Option Committee of the Board of Directors. As of January 31, 2004, February 1, 2003, and February 2, 2002, 1,891,271 options, 711,630 options, and 352,160 options, respectively, were exercisable under this plan. As of January 31, 2004 and February

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


1, 2003, restricted stock awards totaling 229,791 shares and 188,840 shares, respectively, were outstanding under this plan. Additional information related to this plan is as follows:

                                                    2004      2003       2002
                                                    ----      ----       ----
Restricted stock awards granted..................  97,000    111,000    166,175
Weighted average market price at date of grant
     for awards granted..........................   $3.36      $5.98      $6.54
Shares issued under stock awards.................  27,599     30,545      1,960
Cancellations of restricted stock awards.........  28,450     35,180     20,650

     Our Board of Directors adopted the 1999 Associates' Stock Incentive Plan in February 1999. The plan provides for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock. The exercise price of such options may not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of January 31, 2004, February 1, 2003, and February 2, 2002, 321,800 options, 250,800 options, and 245,200 options, respectively, were exercisable under this plan.

     Our 1993 Employees' Stock Incentive Plan provides for the grant of options or awards for up to an aggregate total of 10,899,000 shares of common stock and any shares available but unissued under our discontinued 1990 Employees' Stock Incentive Plan. The form of the grants and exercise price, where applicable, are at the discretion of our Board of Directors and the Stock Option Committee of the Board of Directors. The maximum term of options issued under the plan is ten years. As of January 31, 2004, February 1, 2003, and February 2, 2002, 6,398,767 options, 4,681,587 options, and 4,931,030 options, respectively, were exercisable under this plan. As of January 31, 2004, February 1, 2003, and February 2, 2002, restricted stock awards totaling 506,280 shares, 560,740 shares, and 603,918 shares, respectively, were outstanding under this plan. Additional information related to this plan is as follows:

                                                    2004       2003      2002
                                                    ----       ----      ----
Restricted stock awards granted..................  52,500     54,500    394,800
Weighted average market price at date of grant
     for awards granted..........................   $3.48      $6.34      $5.73
Shares issued under stock awards.................  88,060     95,278    198,822
Cancellations of restricted stock awards.........  18,900      2,400     17,759

     Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of January 31, 2004, February 1, 2003, and February 2, 2002, 55,482 options, 60,982 options, and 53,702 options, respectively, were exercisable under this plan.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     Our 1989 Non-Employee Director Stock Option Plan provided for the grant of options to each member of our Board of Directors who is not an employee of the Company to purchase up to 30,000 shares of common stock. The exercise price of such options could not be less than the fair market value of the stock on the date of grant. As of January 31, 2004, February 1, 2003, and February 2, 2002, 25,000 options, 49,000 options, and 78,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, we no longer intend to issue options under this plan.

     The table below summarizes the activity in all Stock Option Plans:

                                                               Average         Option
                                                   Option      Option          Prices
                                                   Shares       Price         Per Share
                                                   ------       -----         ---------
Outstanding at February 3, 2001................   9,097,873     $5.724    $ .500 - $15.813
Granted - option price equal to market price...   2,661,200      6.380     4.730 -   6.710
Granted - option price less than market price..      22,800      1.000     1.000 -   1.000
Canceled/forfeited.............................    (427,578)     6.253     1.000 -  16.875
Exercised......................................    (284,165)     4.015      .500 -   6.000
                                                 ----------    -------    ----------------
Outstanding at February 2, 2002................  11,070,130      5.895      .500 -  15.813
Granted - option price equal to market price...   3,029,500      6.295     4.351 -   8.460
Granted - option price less than market price..      11,100      1.000     1.000 -   1.000
Canceled/forfeited.............................    (681,571)     8.156     1.000 -  15.813
Exercised......................................  (1,326,561)     4.393      .500 -   6.813
                                                 ----------    -------    ----------------
Outstanding at February 1, 2003................  12,102,598      6.028     1.000 -  15.813
Granted - option price equal to market price...   1,121,375      3.600     2.760 -   6.640
Granted - option price less than market price..      44,300      1.000     1.000 -   1.000
Canceled/forfeited.............................    (913,828)     8.517     1.000 -  15.125
Exercised......................................    (220,459)     3.882     1.000 -   6.000
                                                 ----------    -------    ----------------
Outstanding at January 31, 2004................  12,133,986     $5.637    $1.000 - $12.125
                                                 ==========     ======    ================

     The weighted average grant date fair values for options granted, using the Black-Scholes model and assumptions described under "Note 1. Summary Of Significant Accounting Policies; Common Stock Plans" above, are as follows:

                                            2004       2003        2002
                                            ----       ----        ----
Option price equal to market price......   $1.14      $2.34       $3.16
Option price less than market price.....    3.51       6.23        5.96

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of January 31, 2004 for the ranges of exercise prices shown:

                                                               Weighted
                                               Weighted         Average
                                                Average        Remaining
                                   Option       Option           Life
Ranges of Option Prices            Shares        Price          (Years)
-----------------------            ------        -----           -----
$0.00 - $1.00:
Options outstanding...........     129,588       $1.000           6.3
Options exercisable...........      55,482        1.000
$1.01 - $5.00:
Options outstanding...........   3,816,632       $3.824           3.2
Options exercisable...........   2,832,859        4.058
$5.01 - $10.00:
Options outstanding...........   7,795,916       $6.324           4.1
Options exercisable...........   5,694,529        6.346
$10.01 - $15.81:
Options outstanding...........     391,850      $11.154           0.1
Options exercisable...........     391,850       11.154

     At January 31, 2004, the following shares were available for grant under our various stock plans: 2000 Associates' Stock Incentive Plan - 758,906 shares; 2003 Non-Employee Directors Compensation Plan - 533,500 shares; Amended and Restated Non-Employee Directors Program - 55,527 shares; 1999 Associates' Stock Incentive Plan - 275,100 shares; 1993 Employees' Stock Incentive Plan - 2,136,189 shares; and 1988 Key Employee Stock Option Plan - 133,720 shares.

     The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time. Under the 1989 Non-Employee Director Stock Option Plan and the 2003 Non-Employee Directors Program, shares issued and options granted are subject to forfeiture if the individual does not remain a Director of the Company for a specified period of time except, under certain circumstances, in the case of retirement or voluntary termination.


NOTE 10.  EMPLOYEE STOCK PURCHASE PLAN

     Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock's market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee's compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. During Fiscal 2004, 2003, and 2002, 106,457 shares, 109,269 shares, and 82,184 shares, respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2004, 2003, and 2002 was $4.57, $7.13, and $5.52 per share, respectively. At
January 31, 2004, 1,376,054 shares were available for future purchases under this plan.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


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

     Initially, ownership of the Rights will be evidenced by the certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a "Distribution Date" will occur upon the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock (the "Stock Acquisition Date"); or (ii) the close of business on such date as may be fixed by the our Board of Directors after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of our outstanding common stock. Until the Distribution Date: (i) the Rights will be evidenced by the certificates representing shares of common stock and will be transferred with and only with such certificates; (ii) certificates issued after April 26, 1999 will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for our common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

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

     In the event that, at any time following the Stock Acquisition Date: (i) we are acquired in a merger or other business combination transaction in which we are not the surviving corporation (other than a merger that is described in, or that follows a tender offer or exchange offer described above); or (ii) 50% or more of our assets or earning power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. Again, provision is made to permit surrender of the Rights in exchange for one-half of the value otherwise purchasable. The events set forth in this paragraph and above are referred to as the "Triggering Events."

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     The purchase price payable and the number of shares of our common stock or other securities or property to be issued upon exercise of the Rights are subject to certain anti-dilution adjustments. With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments amount to at least 1% of the purchase price. Instead of fractional shares of our common stock, an adjustment in cash will be made based on the market price of our common stock on the last trading date before the date of exercise.

     At any time until ten days following the Stock Acquisition Date, we may redeem the Rights in whole, but not in part, at a redemption price of $.01 per Right, subject to adjustment. Our Board of Directors may extend the ten-day period as long as the Rights are still redeemable. Immediately upon the order of our Board of Directors to redeem the Rights, the Rights will terminate and the holders of Rights will only be able to receive the redemption price. Until a Right is exercised, the holder of the Right will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.


NOTE 12.  CUSTOMER LOYALTY CARD PROGRAMS

     During the first quarter of Fiscal 2004, we introduced a new FASHION BUG customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During Fiscal 2004, we recognized revenues of $7,750,000 in connection with this program. As of the end of Fiscal 2004, we accrued $1,200,000 for the estimated costs of discounts earned and coupons issued and not redeemed.

     Under a previous FASHION BUG store loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. During Fiscal 2004, Fiscal 2003, and Fiscal 2002, we recognized revenues of $6,377,000, $21,828,000, and $13,210,000, respectively, in connection with this program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during the second quarter of Fiscal 2004.


NOTE 13.  EMPLOYEE RETIREMENT BENEFIT PLAN

     We provide a comprehensive retirement benefit program for our employees. This program provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements. Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


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

     The total expense for the above plans was $2,619,000, $2,582,000, and $2,089,000 for Fiscal 2004, 2003, and 2002, respectively.

     We also provide a non-qualified deferred compensation plan to officers and certain key executives. Under this plan, participants may contribute up to 77% of their base compensation and 100% of bonus compensation. This plan includes a matching Company contribution of 50% of the participant's contribution on up to 6% of the participant's compensation, less any matching contributions made for the participant under our 401(k) plan. The total expense for this plan was $1,155,000, $854,000, and $867,000 for Fiscal 2004, 2003, and 2002,
respectively.

     During Fiscal 2004, we established a non-qualified defined contribution supplemental retirement plan for certain management and key executives. Under this plan, we contribute amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan. The total expense for this plan was $975,000 for Fiscal 2004.


NOTE 14.  EXPENSES RELATED TO COST REDUCTION PLAN

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. The components of the cost reduction plan are as follows:

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

     o Closing of the nine MONSOON/ACCESSORIZE stores that we operate under a joint venture with MONSOON plc.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     We are accounting for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Expenses incurred in connection with the plan and payments/ settlements of those expenses for Fiscal 2004, and the remaining accrual at January 31, 2004, were as follows:

                                                          Year Ended
                                                       January 31, 2004
                                                    -----------------------    Accrual at
                                                    Expenses     Payments/     January 31,
(In thousands)                                      Incurred    Settlements       2004
                                                    --------    -----------       ----
Workforce reduction costs.........................   $ 2,980      $(2,980)      $    0
Lease termination and related costs...............     3,691       (1,095)       2,596
Accelerated depreciation costs (non-cash charge)..     4,195       (4,195)           0
Other facility closure costs......................       668         (668)           0
                                                     -------      -------       ------
Total.............................................   $11,534      $(8,938)      $2,596
                                                     =======      =======       ======

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the first quarter of Fiscal 2004. During Fiscal 2004, we terminated 349 employees in connection with workforce reductions at our corporate and divisional home offices and the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining MONSOON stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility. Accelerated depreciation costs represent the acceleration of depreciation of the net book value of the assets at our Memphis distribution center and our Hollywood credit operations, which were closed in June 2003, to their estimated net realizable values.

     During the first quarter of Fiscal 2004, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its expected cease-use date of June 2003. During the third quarter of Fiscal 2004, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated useful life.

     Expenses related to the plan accrued during the year ended January 31, 2004 are included in "Expenses related to cost reduction plan" in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 15.  NET INCOME (LOSS) PER SHARE

(In thousands)                                                           2004       2003       2002
                                                                         ----       ----       ----
Basic weighted average common shares outstanding....................   112,491    113,810     105,842
Dilutive effect of assumed conversion of convertible notes..........    15,182     15,655           0
Dilutive effect of stock options....................................       885      1,472           0
                                                                       -------    -------     -------
Diluted weighted average common shares and equivalents outstanding..   128,558    130,937     105,842
                                                                       =======    =======     =======

Income (loss) before cumulative effect of accounting changes........   $40,639    $46,328     $(4,406)
Decrease in interest expense from assumed conversion of notes,
     net of income taxes............................................     4,334      4,700           0
                                                                       -------    -------     -------
Income (loss) before cumulative effect of accounting changes
     used to determine diluted earnings per share...................    44,973     51,028      (4,406)
Cumulative effect of accounting changes, net of income taxes........         0    (49,098)          0
                                                                       -------    -------     -------
Net income (loss) used to determine diluted earnings per share......   $44,973    $ 1,930     $(4,406)
                                                                       =======    =======     =======

     Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:

(In thousands, except per-share amounts)         2004       2003      2002
                                                 ----       ----      ----
Number of shares..............................   8,255     4,583     5,805
Weighted average exercise price per share.....   $6.63     $7.66     $7.43

     The effect of an assumed conversion of our Convertible Notes into 12.9 million shares of our common stock was excluded from the calculation of diluted net loss per share for Fiscal 2002 because the effect would have been anti-dilutive. All options to purchase shares of our common stock were excluded from the calculation of diluted net loss per share for Fiscal 2002 because the effect would have been anti-dilutive.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 16.  ASSET SECURITIZATION

     We record gains or losses on the securitization of our FASHION BUG credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that we have retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and service fees. During Fiscal 2004, 2003, and 2002, we recognized the following activity related to the I/O strip:

(In thousands)                                 2004         2003         2002
                                               ----         ----         ----
Additions to the I/O strip..............     $13,638      $18,447      $14,074
Amortization and valuation adjustments..      14,000       14,856       12,763
Value of the I/O strip at end of year...       9,208        9,570        5,979

     In addition, we recognized a servicing liability in Fiscal Years 2004, 2003, and 2002 because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received, and is recorded at its estimated fair value. Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining and providing customer service during the expected life of the securitized credit card receivable balances. We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip. During Fiscal 2004, 2003, and 2002, we recognized the following activity related to the servicing liability:

(In thousands)                                       2004     2003      2002
                                                     ----     ----      ----
Additions to the servicing liability.............   $4,011   $2,496    $3,950
Amortization of the servicing liability..........    2,141    3,375     3,993
Value of the servicing liability at end of year..    3,050    1,180     2,059

     We amortize the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. We estimate the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     The following table presents additional information relating to the Trust for Fiscal 2004, 2003, and 2002:

(In thousands)                                                      2004        2003       2002
                                                                    ----        ----       ----
Proceeds from sales of new receivables to Trust.................. $331,718   $384,162    $423,089
Collections reinvested in revolving-period securitizations.......  422,793    450,363     468,919
Cash flows received on retained interests........................   41,951     45,708      38,992
Servicing fees received..........................................    6,634      5,723       6,003
Net credit losses................................................   30,850     39,312      38,878
Investor certificates outstanding at end of year.................  269,425    301,300     303,659
Credit card accounts 90 or more days delinquent at end of year...    9,795     13,102      14,094

     We are the servicer of the Trust, and we receive a servicing fee of approximately 2% of the investor interest. The investor certificates outstanding as of January 31, 2004 mature as follows: $169,425,000 in the fiscal year ending January 29, 2005, $63,500,000 in the fiscal year ending February 2, 2008, and $36,500,000 in the fiscal year ending January 31, 2009. Our certificates and retained interests in our securitizations, which aggregated $55,363,000 and $50,227,000 at January 31, 2004 and February 1, 2003, respectively, are generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     On November 22, 2002, we issued $100,000,000 of new five-year asset-backed certificates in a private placement, of which $80,000,000 have been sold to investors as of January 31, 2004. The weighted-average fixed interest rate on the certificates sold is 4.68%. These certificates replaced an $83,500,000 securitization series that matured during the fourth quarter of Fiscal 2003. On January 21, 2004, we closed a new conduit credit card securitization facility of $132,000,000 that will provide additional funding of up to $100,000,000 for a term of up to two years, subject to an annual renewal. As of January 31, 2004, no credit card receivables were funded under this facility. Subsequent to January 31, 2004, we sold to investors an additional $9,500,000 of certificates under the $100,000,000 facility that we were holding as a retained interest. As of January 31, 2004, these certificates were included in short-term available-for-sale securities. To the extent that remaining certificates under the $100,000,000 facility are not sold, we will hold them as a retained interest.

     Our management uses key valuation assumptions in determining the fair value of our I/O strip. We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests. The key assumptions used to value our retained interest were as follows:

                                         January 31, 2004    February 1, 2003
                                         ----------------    ----------------
Payment rate..........................        11.4%               13.0%
Residual cash flows discount rate.....        13.5%                9.8%
Net credit loss percentage............        12.5%               13.0%
Average life of receivables sold......      0.7 years           0.6 years

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip. This information is presented in accordance with the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

(In thousands)                            10% Change           20% Change
                                          ----------           ----------
Payment rate.........................        $  732               $1,321
Residual cash flows discount rate....            76                  153
Credit loss percentage...............         1,143                2,268

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special purpose entities created for the securitization program. At January 31, 2004, Charming Shoppes Receivables Corp. had $28,800,000 of Charming Shoppes Master Trust certificates and Charming Shoppes Seller, Inc. held retained interests of $9,208,000 (which are included in the $55,688,000 of short-term available-for-sale securities at January 31, 2004 - see "Note 5. Available-For-Sale Securities" above). These assets will be first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We also have non-recourse agreements pursuant to which third parties provide accounts receivable proprietary credit card sales funding programs for our CATHERINES and LANE BRYANT stores. These funding programs expire in January 2005 for CATHERINES and in January 2006 for LANE BRYANT. Under these agreements, the third parties reimburse us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Under the CATHERINES agreement, we may be required to repurchase receivables from the third party under certain conditions relating to a change in control. Under the LANE BRYANT agreement, we may be required to repurchase receivables from the third party upon termination of the agreement. Additional information for Fiscal 2004, 2003, and 2002 regarding these agreements is as follows:

(In thousands)                                         2004        2003        2002
                                                       ----        ----        ----
Net funding received from sales of receivables:
     LANE BRYANT..................................   $262,004    $251,619    $128,947(1)
     CATHERINES...................................    100,146     113,526     129,098

Net  accounts receivable balance held by third
     party at end of year:
     LANE BRYANT..................................    198,272     195,326     206,247
     CATHERINES...................................     70,416      85,754      98,388
--------------------

(1)  Subsequent to our acquisition of LANE BRYANT on August 16, 2001.

     On January 28, 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards are issued, we gave notification of termination and election to purchase the CATHERINES credit card portfolio to the third-party provider. In accordance with the terms of the agreement, the purchase option required us to provide one year's notice in order to terminate the agreement and to purchase the portfolio, subject to the negotiation of the final purchase agreement.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 17.  LEASES

     We lease substantially all of our stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for co-tenancies, renewal options, additional rentals based on a percentage of sales, and payment of real estate taxes and common area charges. We also lease certain other buildings and equipment.

     Our rental expense was:

(In thousands)          2004           2003         2002
                        ----           ----         ----
Minimum rental.....    $200,128      $203,105      $158,878
Contingent rental..      31,846        32,179        26,201
                       --------      --------      --------
                       $231,974      $235,284      $185,079
                       ========      ========      ========

     Minimum annual rental commitments for all non-cancelable leases for the next five fiscal years and thereafter are: Fiscal 2005 - $202,067,000; Fiscal 2006 - $158,573,000; Fiscal 2007 - $123,922,000; Fiscal 2008 - $94,725,000;
Fiscal 2009 - $68,675,000; Thereafter - $120,136,000.

     Rental expense includes charges from Limited Brands for office and distribution center space in Columbus, Ohio under agreements which expire in December 2007 for the office space, and February 2004 for the distribution center space, with the right to terminate the agreement for the office space earlier upon notice. These charges approximate market rates. The minimum annual rental commitments shown above include $1,750,000 for Fiscal 2005, Fiscal 2006, and Fiscal 2007, and $1,604,000 for Fiscal 2008 to be paid under these agreements. In September 2002, we acquired a distribution center in White Marsh, Maryland that replaced the existing distribution center in Columbus, Ohio as of February 2004.

     LANE BRYANT currently subleases 120 properties from Limited Brands pursuant to a Master Sublease. The properties subject to the Master Sublease were operated as LANE BRYANT stores prior to our acquisition of LANE BRYANT. We have guaranteed the obligations of LANE BRYANT under the Master Sublease. In connection with such guaranty, we have entered into an agreement with Limited Brands that requires us to comply with certain financial covenants restricting the incurrence of additional debt and payments to shareholders, and the repurchase of our common stock. The minimum annual rental commitments shown above include amounts payable under the LANE BRYANT master sublease with Limited Brands which we have guaranteed, as follows: Fiscal 2005 - $18,089,000; Fiscal 2006 - $12,558,000; Fiscal 2007 - $8,482,000; Fiscal 2008 - $5,258,000; Fiscal
2009 - $4,333,000; Thereafter - $1,821,000.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

                                            January 31, 2004        February 1, 2003
                                            ----------------        ----------------
                                           Carrying     Fair       Carrying     Fair
(In thousands)                              Amount      Value       Amount      Value
                                            ------      -----       ------      -----
Assets:
Cash and cash equivalents................  $123,781   $123,781     $102,026   $102,026
Available-for-sale securities............    70,209     70,209       66,488     66,488

Liabilities:
4.75% Senior Convertible Notes due 2012..   150,000    150,164      150,000    112,920
6.53% mortgage note......................    12,250     12,205       13,650     13,650
7.77% mortgage note......................    10,039     10,531       10,478     10,625
7.5% mortgage note.......................     5,840      6,053        6,059      6,365
8.15% note...............................     2,494      2,526        3,750      3,827
Other long-term debt.....................     1,540      1,278          -          -

     The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain low-income housing partnerships that have no available bid/ask or sales prices as they are not traded in the open market. The carrying amount of these low-income housing partnerships ($0 at January 31, 2004 and $682,000 at February 1, 2003) was used to approximate fair value. The fair values of our convertible notes are based on quoted market prices for the securities. The fair values of the term loan, mortgage notes, and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.


NOTE 19.  RESTRUCTURING CHARGE (CREDIT)

     On January 28, 2002, we announced a restructuring plan, including a number of initiatives designed to position the Company for increased profitability and growth in the plus-size businesses. The major components of the plan included:
(i) the closing of 77 THE ANSWER/ADDED DIMENSIONS stores and the conversion of approximately 20% of the ADDED DIMENSIONS stores to CATHERINES stores; (ii) the closing of 130 under-performing FASHION BUG stores; and (iii) the conversion of 44 FASHION BUG store locations to LANE BRYANT stores. The restructuring plan resulted in a pre-tax charge of $37,708,000 in the fourth quarter of Fiscal 2002.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


     During Fiscal 2003, we closed 124 FASHION BUG stores, converted 30 FASHION BUG stores to LANE BRYANT stores, closed 65 CATHERINES/ADDED DIMENSIONS stores, and converted 12 ADDED DIMENSIONS stores to CATHERINES stores, in connection with the restructuring plan. Upon completion of the closing and conversion of THE ANSWER/ ADDED DIMENSIONS stores in the third quarter of Fiscal 2003, we recognized a pre-tax restructuring credit of $1,351,000. Upon completion of the closing of the FASHION BUG stores in the fourth quarter of Fiscal 2003, we recognized a pre-tax restructuring credit of $3,462,000. The restructuring credits were primarily a result of our ability to negotiate lease terminations on terms more favorable than our original estimates. We completed the restructuring plan as of the end of Fiscal 2003.

     The following is a summary of restructuring costs accrued in connection with the plan and amounts charged against the accrual during Fiscal 2003:

                                 Accrued At                     Revision       Accrued At
                                 February 2,                     of Cost      February 1,
(In thousands)                      2002       Settlements      Estimate          2003
                                    ----       -----------      --------          ----
Lease terminations.............   $18,500       $(14,013)       $(4,487)          $ 0
Severance......................       829           (717)          (112)            0
Sign removal and other costs...       429           (215)          (214)            0
                                  -------       --------        -------           ---
                                  $19,758       $(14,945)       $(4,813)          $ 0
                                  =======       ========        =======           ===

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 31, 2004
                                   (Continued)


NOTE 20.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                            First             Second         Third           Fourth
(In thousands, except per share amounts)   Quarter            Quarter        Quarter         Quarter
                                           -------            -------        -------         -------
Fiscal 2004
Net sales ............................   $ 564,286          $ 605,456      $ 530,291       $ 585,647
Gross profit .........................     168,798            177,031        149,137         148,649
Net income ...........................       9,689(1)          18,645(1)       2,159(1)       10,146
Basic net income per share ...........         .09                .17            .02             .09
Diluted net income per share .........         .08                .15            .02             .09

Fiscal 2003
Net sales ............................   $ 630,616          $ 638,307      $ 542,332       $ 601,154
Gross profit .........................     193,381            196,931        151,285         149,760
Income (loss) before cumulative effect
     of accounting changes ...........      17,272             25,470           (292)          3,878
Net income (loss) ....................     (31,826)(2)(3)      25,470           (292)(4)       3,878(4)
Basic net income (loss) per share ....        (.28)(2)(3)         .22            .00             .03
Diluted net income (loss) per share ..        (.24)(2)(3)         .20            .00             .03

-------------------

(1) Includes expenses related to cost reduction plan of $4,431 ($2,707 after-tax) in First Quarter, $6,389 ($3,904 after-tax) in Second Quarter, $148 ($91 after-tax) in Third Quarter, and $566 ($410 after-tax) in Fourth Quarter.

(2) Includes cumulative effect of accounting change of $(5,123) ($(.05) per basic share and $(.04) per diluted share), net of income taxes, for adoption of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," effective as of the beginning of Fiscal 2003.

(3) Includes cumulative effect of accounting change of $(43,975) ($(.39) per basic share and $(.35) per diluted share) for impairment of goodwill related to our CATHERINES acquisition, in accordance with the transition provisions of SFAS No. 142.

(4) Includes pre-tax restructuring credit of $1,351 ($825 after-tax) in Third Quarter and $3,462 ($2,116 after-tax) in Fourth Quarter.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


Item 9A.  Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate and in such a manner as to allow timely decisions regarding required disclosure. We have a Disclosure Committee, which is made up of several key management employees and reports directly to the CEO and CFO, to centralize and enhance these controls and procedures and assist our management, including our CEO and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

     As of the end of the period covered by this report on Form 10-K (the "Evaluation Date"), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Furthermore, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     We have adopted the Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy (the "Policy"), that applies to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, and principal accounting officer. The Policy has been filed as Exhibit 14 to this report on Form 10-K. We have also adopted corporate governance guidelines (the "Guidelines") and charters (the "Charters") for the audit committee, the compensation and stock option committee, the corporate governance and nominating committee, and the finance committee of our Board of Directors. The Policy, Guidelines, and Charters are available on our Internet website, www.charmingshoppes.com, in the "About Us" section. A copy of the Policy, Guidelines, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 450 Winks Lane, Bensalem, PA, 19020.

     Our Board of Directors has sole authority for making any amendments to, or granting waivers from, any provision of the Policy that affects our executive officers or directors, including our principal executive officer, principal financial officer, or principal accounting officer. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any such amendment or waiver by disclosing the nature of such amendment or waiver in a report on Form 8-K within five days.


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


Item 14.  Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is included under the caption "Audit and Other Fees" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)   Financial Statements

     The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                          Page
                                                                          ----
Report of Independent Auditors............................................  40

Consolidated Balance Sheets - January 31, 2004 and February 1, 2003.......  41

Consolidated Statements of Operations and Comprehensive Income (Loss) -
     Years Ended January 31, 2004, February 1, 2003, and February 2, 2002.  42

Consolidated Statements of Stockholders' Equity - Years Ended
     January 31, 2004, February 1, 2003, and February 2, 2002.............  43

Consolidated Statements of Cash Flows - Years Ended
     January 31, 2004, February 1, 2003, and February 2, 2002.............  44

Notes to Consolidated Financial Statements................................  45

(a)(2)  Financial Statement Schedules

     All schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto included in Part II, Item 8 of this Report on Form 10-K.

(b) Reports on Form 8-K

     On November 20, 2003, we filed a Current Report on Form 8-K to furnish, under "Item 12. Results of Operations and Financial Condition" the text of our press release, issued November 20, 2003, announcing our earnings for the quarter ended November 1, 2003 (the third quarter of our fiscal year ending January 31, 2004).

     On February 4, 2004, we filed a Current Report on Form 8-K to report, under "Item 5. Other Events and Regulation FD Disclosure" the text of our press release, issued February 4, 2004, announcing that we have amended and restated our $300 million revolving credit facility effective as of January 29, 2004.

     On March 18, 2004, we filed a Current Report on Form 8-K to furnish, under "Item 12. Results of Operations and Financial Condition" the text of our press release, issued March 18, 2004, announcing our earnings for the quarter and fiscal year ended January 31, 2004.

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

4.3 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1).

4.4 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2).

4.5 Amended and Restated Loan and Security Agreement, dated as of January 29, 2004, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers; Charming Shoppes of Delaware, Inc., as Borrowers' Agent; Congress Financial Corporation, as Administrative Agent, Collateral Agent, and Joint Bookrunner; J.P. Morgan Business Credit Corp., as Co-Documentation Agent, Joint Lead Arranger, and Joint Bookrunner; Wachovia Bank, National Association, as Joint Lead Arranger; Bank of America, N.A. and Fleet Retail Group, Inc., as Co-Documentation Agents; and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated February 4, 2004. (Exhibit 99.2).

     Our miscellaneous long-term debt instruments and credit facility agreements, under which the underlying authorized debt is equal to less than 10% of our consolidated total assets, may not be filed as exhibits to this report. We agree to furnish to the Commission, upon request, copies of any such instruments not filed.


                               Material Contracts

10.1.1 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.2 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.3 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.4).

10.1.4 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.23).

10.1.5 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.16).

10.1.6 Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.17).

10.1.7 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. for the quarter ended May 1, 1999. (File No. 000-19372, Item 6. (A)(1)).

10.1.8 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.9).

10.1.9 Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1(a)).

10.1.10 First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1).

10.1.11 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.1).

10.1.12 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.2).

10.1.13 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.3).

10.1.14 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.4).

10.1.15 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.5).

10.1.16 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.6).

10.1.17 Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay's Bank PLC as Administrator for the Conduit Purchaser.

10.1.18 Series 2004-VFC Supplement, dated as of January 21, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 and amended as of July 22, 1999 and as of May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee on behalf of the Series 2004-VFC Certificateholders, for up to $132,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2004-VFC.


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

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.6).

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

10.2.16 First Amendment, dated as of February 6, 2003, to Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit
J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.16).

10.2.17 Employment Agreement, dated as of March 12, 2003, by and between Charming Shoppes, Inc. and Erna Zint, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.17).

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

10.2.30 Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.30).

10.2.31 Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.31).

10.2.32 Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (Exhibit 10.1).


                                 Other Exhibits

14 Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy

21 Subsidiaries of Registrant

23 Consent of independent auditors

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

                              CHARMING SHOPPES, INC.

Date:  April 8, 2004          /S/ DORRIT J. BERN
                              ------------------
                              By: Dorrit J. Bern
                              Chairman of the Board
                              President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN                                 /S/ ERIC M. SPECTER
------------------                                 -------------------
Dorrit J. Bern                                     Eric M. Specter
Chairman of the Board                              Executive Vice President
President and Chief Executive Officer              Chief Financial Officer
April 8, 2004                                      April 8, 2004

/S/ JOHN J. SULLIVAN                               /S/ JOSEPH L. CASTLE II
--------------------                               -----------------------
John J. Sullivan                                   Joseph L. Castle II
Vice President, Corporate Controller               Director
Chief Accounting Officer                           April 8, 2004
April 8, 2004

/S/ ALAN ROSSKAMM                                  /S/ WILLIAM O. ALBERTINI
-----------------                                  ------------------------
Alan Rosskamm                                      William O. Albertini
Director                                           Director
April 8, 2004                                      April 8, 2004

/S/ KATHERINE M. HUDSON                            /S/ PAMELA S. LEWIS
-----------------------                            -------------------
Katherine M. Hudson                                Pamela S. Lewis
Director                                           Director
April 8, 2004                                      April 8, 2004

/S/ KENNETH S. OLSHAN                              /S/ CHARLES T. HOPKINS
---------------------                              ----------------------
Kenneth S. Olshan                                  Charles T. Hopkins
Director                                           Director
April 8, 2004                                      April 8, 2004

                                  Exhibit Index


Exhibit No. Item
----------  ----
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

4.3         Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc.
            and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.1).

4.4 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (Exhibit 4.2).

4.5 Amended and Restated Loan and Security Agreement, dated as of January 29, 2004, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers; Charming Shoppes of Delaware, Inc., as Borrowers' Agent; Congress Financial Corporation, as Administrative Agent, Collateral Agent, and Joint Bookrunner; J.P. Morgan Business Credit Corp., as Co-Documentation Agent, Joint Lead Arranger, and Joint Bookrunner; Wachovia Bank, National Association, as Joint Lead Arranger; Bank of America, N.A. and Fleet Retail Group, Inc., as Co-Documentation Agents; and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated February 4, 2004. (Exhibit 99.2).

10.1.1 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.2 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.3 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.4).

10.1.4 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (Exhibit 10.1.23).

10.1.5 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.16).

10.1.6 Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (Exhibit 10.1.17).

10.1.7 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. for the quarter ended May 1, 1999. (File No. 000-19372, Item 6. (A)(1)).

10.1.8 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.1.9).

10.1.9 Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1(a)).

10.1.10 First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (No. 333-71757) (Exhibit 10.1).

10.1.11 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.1).

10.1.12 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.2).

10.1.13 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.3).

10.1.14 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.4).

10.1.15 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.5).

10.1.16 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (Exhibit 10.6).

10.1.17 Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay's Bank PLC as Administrator for the Conduit Purchaser.

10.1.18 Series 2004-VFC Supplement, dated as of January 21, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 and amended as of July 22, 1999 and as of May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee on behalf of the Series 2004-VFC Certificateholders, for up to $132,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2004-VFC.

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

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.6).

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

10.2.16 First Amendment, dated as of February 6, 2003, to Employment Agreement, dated as of October 12, 1999, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.16).

10.2.17 Employment Agreement, dated as of March 12, 2003, by and between Charming Shoppes, Inc. and Erna Zint, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.17).

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

10.2.26 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (Exhibit 10.2.23).

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

10.2.30 Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.30).

10.2.31 Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (Exhibit 10.2.31).

10.2.32 Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (Exhibit 10.1).

14          Charming Shoppes, Inc. Business Ethics and Standards of Conduct
            Policy

21          Subsidiaries of Registrant

23          Consent of independent auditors

31.1 Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.