Form 10-Q
period 2004-05-01
CHARMING SHOPPES INC
filed 2004-05-28
CIK 19353

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

                   For the quarterly period ended May 1, 2004

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

     The number of shares outstanding of the issuer's Common Stock (par value $.10 per share), as of May 25, 2004, was 115,037,969 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
      May 1, 2004 and January 31, 2004................................        2

Condensed Consolidated Statements of Operations
and Comprehensive Income
      Thirteen weeks ended May 1, 2004 and May 3, 2003................        3

Condensed Consolidated Statements of Cash Flows
      Thirteen weeks ended May 1, 2004 and May 3, 2003................        4

Notes to Condensed Consolidated Financial Statements..................   5 - 10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements............................................  11 - 12

Critical Accounting Policies..........................................       13

Results of Operations.................................................  13 - 17

Liquidity and Capital Resources.......................................  17 - 20

Financing.............................................................  20 - 21

Market Risk...........................................................  21 - 22

Impact of Recent Accounting Pronouncements............................       22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...       22

Item 4.  Controls and Procedures......................................       22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................       23

Item 6.  Exhibits and Reports on Form 8-K.............................       23

SIGNATURES............................................................       24

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          May 1,       January 31,
(Dollars in thousands, except share amounts)                               2004           2004
                                                                           ----           ----
                                                                       (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ..........................................   $   145,324    $   123,781
Available-for-sale securities ......................................        59,214         55,688
Merchandise inventories ............................................       356,441        309,995
Deferred taxes .....................................................        19,861         19,902
Prepayments and other ..............................................        75,693         57,494
                                                                       -----------    -----------
    Total current assets ...........................................       656,533        566,860
                                                                       -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........       713,413        705,257
Less accumulated depreciation and amortization .....................       396,207        386,633
                                                                       -----------    -----------
    Net property, equipment, and leasehold improvements ............       317,206        318,624
                                                                       -----------    -----------

Trademarks and other intangible assets .............................       170,313        170,478
Goodwill ...........................................................        66,956         66,956
Available-for-sale securities ......................................        15,480         14,521
Other assets .......................................................        28,096         27,440
                                                                       -----------    -----------
Total assets .......................................................   $ 1,254,584    $ 1,164,879
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...................................................   $   173,329    $   135,777
Accrued expenses ...................................................       146,523        138,166
Income taxes payable ...............................................        13,129          1,128
Current portion - long-term debt ...................................        23,035         17,278
Accrued expenses related to cost reduction plan ....................         2,531          2,596
                                                                       -----------    -----------
    Total current liabilities ......................................       358,547        294,945
                                                                       -----------    -----------

Deferred taxes and other non-current liabilities ...................        60,168         62,030
Long-term debt .....................................................       196,835        202,819

Stockholders' equity
Common Stock $.10 par value:
    Authorized - 300,000,000 shares
    Issued - 127,057,083 shares and 125,526,573 shares, respectively        12,706         12,553
Additional paid-in capital .........................................       213,077        201,798
Treasury stock at cost - 12,265,993 shares .........................       (84,136)       (84,136)
Deferred employee compensation .....................................        (7,035)        (2,539)
Accumulated other comprehensive loss ...............................          (280)          (365)
Retained earnings ..................................................       504,702        477,774
                                                                       -----------    -----------
    Total stockholders' equity .....................................       639,034        605,085
                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................   $ 1,254,584    $ 1,164,879
                                                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                              Thirteen Weeks Ended
                                                                              --------------------
                                                                              May 1,        May 3,
(In thousands, except per share amounts)                                       2004          2003
                                                                               ----          ----
Net sales ...............................................................   $ 592,738     $ 564,286
                                                                            ---------     ---------

Cost of goods sold, buying, and occupancy expenses ......................     400,387       395,488
Selling, general, and administrative expenses ...........................     148,850       145,265
Expenses related to cost reduction plan .................................           0         4,431
                                                                            ---------     ---------
Total operating expenses ................................................     549,237       545,184
                                                                            ---------     ---------

Income from operations ..................................................      43,501        19,102

Other income, principally interest ......................................         394           424
Interest expense ........................................................      (3,883)       (3,805)
                                                                            ---------     ---------

Income before income taxes and minority interest ........................      40,012        15,721
Income tax provision ....................................................      13,084         6,116
                                                                            ---------     ---------
Income before minority interest .........................................      26,928         9,605
Minority interest in net loss of consolidated subsidiary ................           0            84
                                                                            ---------     ---------

Net income ..............................................................      26,928         9,689
                                                                            ---------     ---------

Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of income
    tax (provision) benefit of $(21) and $24, respectively ..............          11           (38)
Reclassification of amortization of deferred loss on termination of
    derivative, net of income taxes of $(40) and $(46), respectively ....          74            86
                                                                            ---------     ---------
Total other comprehensive income, net of taxes ..........................          85            48
                                                                            ---------     ---------

Comprehensive income ....................................................   $  27,013     $   9,737
                                                                            =========     =========

Basic net income per share................................................     $ . 24         $ .09
                                                                               ======         =====

Diluted net income per share..............................................     $ . 22         $ .08
                                                                               ======         =====

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Thirteen Weeks Ended
                                                           --------------------
                                                           May 1,        May 3,
(In thousands)                                              2004          2003
                                                            ----          ----
Operating activities
Net income ...........................................   $  26,928     $   9,689
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................      17,007        19,270
    Deferred income taxes ............................      (1,536)       (1,025)
    Other, net .......................................         373           694
    Changes in operating assets and liabilities:
       Merchandise inventories .......................     (46,446)      (55,976)
       Accounts payable ..............................      37,552        58,449
       Prepayments and other .........................     (18,199)       (3,874)
       Accrued expenses and other ....................       8,011       (15,143)
       Income taxes payable ..........................      12,001         6,903
       Accrued expenses related to cost reduction plan         (65)        1,581
                                                         ---------     ---------
Net cash provided by operating activities ............      35,626        20,568
                                                         ---------     ---------

Investing activities
Investment in capital assets .........................      (9,825)      (13,325)
Proceeds from sales of available-for-sale securities .      10,231         8,888
Gross purchases of available-for-sale securities .....     (14,684)      (14,669)
Increase in other assets .............................      (2,021)       (2,562)
                                                         ---------     ---------
Net cash used in investing activities ................     (16,299)      (21,668)
                                                         ---------     ---------

Financing activities
Proceeds from short-term borrowings ..................      57,052        81,172
Repayments of short-term borrowings ..................     (57,052)      (81,172)
Repayments of long-term borrowings ...................      (4,126)       (3,382)
Proceeds from issuance of common stock ...............       6,342            85
                                                         ---------     ---------
Net cash provided by (used in) financing activities ..       2,216        (3,297)
                                                         ---------     ---------

Increase (decrease) in cash and cash equivalents .....      21,543        (4,397)
Cash and cash equivalents, beginning of period .......     123,781       102,026
                                                         ---------     ---------
Cash and cash equivalents, end of period .............   $ 145,324     $  97,629
                                                         =========     =========

Non-cash financing and investing activities
Equipment acquired through capital leases ............   $   3,899     $   4,836
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

     We have prepared our condensed consolidated balance sheet as of May 1, 2004, and our condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003, without audit. In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at May 1, 2004, and the results of our operations and cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with our financial statements and related notes included in our January 31, 2004 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended May 1, 2004 and May 3, 2003 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2005" and "Fiscal 2004" refer to our fiscal year ending January 29, 2005 and our fiscal year ended January 31, 2004, respectively. The terms "Fiscal 2005 First Quarter" and "Fiscal 2004 First Quarter" refer to the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

     We account for cash consideration received from vendors in accordance with the provisions of EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." For interim reporting, we generally defer markdown allowances and recognize them in the period in which markdown expenses are recognized. Inasmuch as the markdown allowances at the date of purchase are intended to compensate us for future markdowns taken at the time of sale, we defer the recognition of markdown allowances during the interim periods in order to better match the recognition of markdown allowances to the period the related markdown expenses are recorded.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements (Continued)

     The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation":

                                                                   Thirteen Weeks Ended
                                                                   --------------------
                                                                   May 1,        May 3,
(In thousands, except per share amounts)                            2004          2003
                                                                    ----          ----
Net income as reported ........................................   $ 26,928      $  9,689
Add stock-based employee compensation using intrinsic value
     method, net of income taxes ..............................        387           270
Less stock-based employee compensation using fair value method,
     net of income taxes ......................................       (841)         (989)
                                                                  --------      --------
Pro forma net income ..........................................   $ 26,474      $  8,970
                                                                  ========      ========

Basic net income per share:
     As reported...............................................     $ . 24         $ .09
     Pro forma.................................................       . 23           .08
Diluted net income per share:
     As reported...............................................       . 22           .08
     Pro forma.................................................       . 21           .08


Note 2.  Trademarks and Other Intangible Assets

                                                          May 1,     January 31,
(In thousands)                                             2004        2004
                                                           ----        ----
Trademarks, tradenames, and internet domain names ....   $168,800    $168,800
Customer lists and covenant not to compete ...........      3,300       3,300
                                                         --------    --------
Total at cost ........................................    172,100     172,100
Less accumulated amortization of customer lists and
    covenant not to compete ..........................      1,787       1,622
                                                         --------    --------
Net trademarks and other intangible assets ...........   $170,313    $170,478
                                                         ========    ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 3.  Long-term Debt

                                                           May 1,     January 31,
(In thousands)                                              2004         2004
                                                            ----         ----
4.75% Senior Convertible Notes due 2012.................. $150,000     $150,000
Capital lease obligations ...............................   38,520       37,934
6.53% mortgage note .....................................   11,900       12,250
7.77% mortgage note .....................................    9,923       10,039
7.5% mortgage note ......................................    5,783        5,840
8.15% note ..............................................    2,164        2,494
Other long-term debt ....................................    1,580        1,540
                                                          --------     --------
Total long-term debt ....................................  219,870      220,097
Less current portion ....................................   23,035       17,278
                                                          --------     --------
Long-term debt .......................................... $196,835     $202,819
                                                          ========     ========


Note 4.  Stockholders' Equity

                                                                        Thirteen
                                                                       Weeks Ended
                                                                         May 1,
(In thousands)                                                            2004
                                                                          ----
Total stockholders' equity, beginning of period.......................  $605,085
Net income............................................................    26,928
Issuance of common stock..............................................     6,342
Amortization of deferred compensation expense.........................       594
Amortization of deferred loss on termination of derivative, net of tax        74
Unrealized gains on available-for-sale securities, net of tax ........        11
                                                                        --------
Total stockholders' equity, end of period.............................  $639,034
                                                                        ========


Note 5.  Customer Loyalty Card Programs

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs we incur in connection with administering these programs as cost of goods sold when incurred.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 5.  Customer Loyalty Card Programs (Continued)

     During the Fiscal 2004 First Quarter, we introduced a new FASHION BUG(R) customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During the Fiscal 2005 First Quarter, we recognized revenues of $1,415,000 in connection with this program. No revenues were recognized during the Fiscal 2004 First Quarter. As of May 1, 2004 and January 31, 2004, we accrued $803,000 and $1,200,000, respectively, for the estimated costs of discounts earned and coupons issued and not redeemed.

     Under a previous FASHION BUG store loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. During the Fiscal 2004 First Quarter, we recognized revenues of $4,173,000 in connection with this program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during the second quarter of Fiscal 2004. Our CATHERINES(R) brand currently offers a similar loyalty program. During the Fiscal 2005 First Quarter and Fiscal 2004 First Quarter, we recognized revenues of $1,849,000 and $1,903,000, respectively, in connection with this program.


Note 6.  Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total costs recognized during Fiscal 2004 related to this plan were $11,534,000, with $4,431,000 of the costs recognized during the Fiscal 2004 First Quarter.

     Costs incurred during the Fiscal 2004 First Quarter consisted of the following (in thousands):

Workforce reduction costs...............................................  $2,409
Lease termination and related costs.....................................     301
Acceleration of depreciation of property, equipment,
     and leasehold improvements.........................................   1,363
Other facility closure costs............................................     358
                                                                          ------
Total costs.............................................................  $4,431
                                                                          ======

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 6.  Expenses Related to Cost Reduction Plan (Continued)

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 First Quarter, we terminated 118 employees at our corporate and divisional home offices. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at our Hollywood, Florida credit facility, reduced by estimated sublease income. We recognized the present value of the remaining lease obligations, less sublease income, related to the Hollywood facility in June 2003 when we closed the facility.

     Accelerated depreciation costs mainly represent the acceleration of depreciation of the net book value of the assets at our Memphis, Tennessee distribution center and our Hollywood, Florida credit facility, which we closed in June 2003, to their estimated fair values. During the Fiscal 2004 First Quarter, we made the decision to sell our Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its expected cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated useful life.

     As of May 1, 2004 and January 31, 2004, there were $2,531,000 and $2,596,000, respectively, of accrued lease termination costs related to the closing of the Hollywood facility.


 Note 7.  Net Income Per Share

                                                                      Thirteen Weeks Ended
                                                                      --------------------
                                                                      May 1,        May 3,
(In thousands)                                                         2004          2003
                                                                       ----          ----
Basic weighted average common shares outstanding....................  113,297       112,361
Dilutive effect of assumed conversion of convertible notes..........   15,182        15,182
Dilutive effect of stock options and awards.........................    1,903           185
                                                                      -------       -------
Diluted weighted average common shares and equivalents outstanding..  130,382       127,728
                                                                      =======       =======

Net income..........................................................  $26,928       $ 9,689
Decrease in interest expense from assumed conversion of notes,
    net of income taxes.............................................    1,135         1,099
                                                                      -------       -------
Net income used to determine diluted net income per share...........  $28,063       $10,788
                                                                      =======       =======

Options with weighted average exercise price greater than market price, excluded from computation of net income per share:
    Number of shares (in thousands).................................      433        11,626
    Weighted average exercise price per share.......................    $8.25         $6.07

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 8.  Income Taxes

     The effective income tax rate was 32.7% in the Fiscal 2005 First Quarter as compared to 38.9% in the Fiscal 2004 First Quarter. The lower effective tax rate in the Fiscal 2005 First Quarter is primarily the result of finalizing certain prior year tax audits. The higher effective tax rate in the Fiscal 2004 First Quarter was due primarily to a provision for taxes related to one of our insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.


Note 9.  Impact of Recent Accounting Pronouncements

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

     FIN No. 46 is effective for all VIEs created after January 31, 2003. The disclosure provisions of FIN No. 46 apply to financial statements issued after January 31, 2003, regardless of when the VIE was established. For VIEs created before February 1, 2003, the consolidation provisions of FIN No. 46, as originally issued, were to be applied in the first interim or annual reporting period beginning after June 15, 2003. In October 2003, the FASB postponed the implementation date for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003, provided that the reporting entity has not issued financial statements reporting the VIE in accordance with FIN No. 46. In December 2003, the FASB revised FIN No. 46 to delay the required implementation date for entities that are not special purpose entities ("SPEs"), such as equity method investments in operating companies. Adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. As used in this management's discussion and analysis, the terms "Fiscal 2005," "Fiscal 2004," and Fiscal 2003" refer to our fiscal year ending January 29, 2005 and our fiscal years ended January 31, 2004 and February 1, 2003, respectively. The terms "Fiscal 2005 First Quarter" and "Fiscal 2004 First Quarter" refer to the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The terms "Fiscal 2005 Second Quarter," "Fiscal 2005 Third Quarter," and "Fiscal 2005 Fourth Quarter" refer to the thirteen weeks ending July 31, 2004, October 30, 2004, and January 29, 2005, respectively. The term "Fiscal 2006 First Quarter" refers to the thirteen weeks ending April 30, 2005. The term "Fiscal 2004 Third Quarter" refers to the thirteen weeks ended November 1, 2003. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


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

o A slowdown in the United States economy, an uncertain economic outlook, and escalating gasoline prices could lead to reduced consumer demand for our apparel and accessories in the future.

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

o We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization program. If we were unable to obtain sufficient financing at affordable cost, our ability to merchandise our stores would be adversely affected.

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

o We may be unable to successfully implement our plan to improve merchandise assortments in our brands.

o The carrying amount and/or useful life of intangible assets related to acquisitions are subject to periodic valuation tests. An adverse change in interest rates or other factors could have a significant impact on the results of the valuation tests, resulting in a write-down of the carrying value or acceleration of amortization of acquired intangible assets.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are discussed in the management's discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes in our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.


RESULTS OF OPERATIONS

     The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                                                      Thirteen Weeks Ended      Percentage
                                                      --------------------        Change
                                                     May 1,          May 3,     From Prior
                                                      2004            2003        Period
                                                      ----            ----        ------
Net sales........................................... 100.0%          100.0%          5.0%
Cost of goods sold, buying, and occupancy expenses..  67.5            70.1           1.2
Selling, general, and administrative expenses.......  25.1            25.7           2.5
Expenses related to cost reduction plan.............    -              0.8        (100.0)
Income from operations..............................   7.3             3.4         127.7
Other income, principally interest..................   0.1             0.1          (7.1)
Interest expense....................................   0.7             0.7           2.0
Income tax provision................................   2.2             1.1         113.9
Net income..........................................   4.5             1.7         177.9
--------------------

Results may not add due to rounding.

     The following table shows our net sales by store brand:

                                                           Thirteen Weeks Ended
                                                           --------------------
                                                           May 1,         May 3,
(In millions)                                              2004            2003
                                                           ----            ----
FASHION BUG(R)..........................................  $262.3          $252.9
LANE BRYANT(R)..........................................   246.6           224.9
CATHERINES(R)...........................................    83.8            85.7
Monsoon(R)/Accessorize(R)...............................      - (1)          0.8
                                                          ------          ------
Total net sales.........................................  $592.7          $564.3
                                                          ======          ======
--------------------

(1) The Monsoon/Accessorize stores were closed during Fiscal 2004.

     The following table shows additional information related to changes in our net sales:

                                                            Thirteen Weeks Ended
                                                            --------------------
                                                            May 1,        May 3,
                                                             2004          2003
                                                             ----          ----
Increase (decrease) in comparable store sales(1):
    Consolidated Company...................................   5%            (6)%
    FASHION BUG............................................   7             (3)
    CATHERINES.............................................  (3)            (2)
    LANE BRYANT............................................   5            (11)

Sales from new stores as a percentage of total
consolidated prior-period sales:
    FASHION BUG............................................   1              1
    CATHERINES.............................................   1              1
    LANE BRYANT............................................   3              3

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
    FASHION BUG............................................  (2)            (5)
    CATHERINES.............................................  (1)            (3)
    LANE BRYANT............................................  (1)            (1)

Increase (decrease) in total sales.........................   5            (11)
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

     The following table sets forth information with respect to our store activity for the Fiscal 2005 First Quarter and planned store activity for all of Fiscal 2005 (including the Fiscal 2005 First Quarter):

                                    FASHION      LANE
                                      BUG       BRYANT     CATHERINES     Total
                                      ---       ------     ----------     -----
Fiscal 2005 First Quarter:
Stores at January 31, 2004........   1,051        710          466        2,227
                                     -----        ---          ---        -----

Stores opened.....................       1          6            5           12
Stores closed.....................      (1)        (3)          (2)         ( 6)
                                     -----        ---          ---        -----
Net change in stores..............       0          3            3            6
                                     -----        ---          ---        -----

Stores at May 1, 2004.............   1,051        713          469        2,233
                                     =====        ===          ===        =====

Stores relocated during period....       7          4            2           13
Stores remodeled during period....       1          3                         4

Fiscal 2005:
Planned store openings............       5         35           15           55
Planned store closings............      25         10           15           50
Planned store relocations.........      20         20           15           55

Comparison of Thirteen Weeks Ended May 1, 2004 and May 3, 2003

Net Sales

     The increase in net sales from the Fiscal 2004 First Quarter to the Fiscal 2005 First Quarter resulted primarily from positive comparable store sales results at our FASHION BUG and LANE BRYANT brands, which were partially offset by negative comparable store sales results at our CATHERINES brand. We operated 2,233 retail stores at the end of the Fiscal 2005 First Quarter, as compared to 2,245 stores at the end of the Fiscal 2004 First Quarter.

     The increase in FASHION BUG comparable store sales exceeded our sales plan for the quarter. FASHION BUG stores experienced stronger traffic levels during the current-year quarter, with the average number of transactions and average number of units sold per customer ("UPC") increasing 9% and 4%, respectively. The stronger traffic levels were partially offset by decreases of 2% in the average dollar sale and 5% in the average retail value per unit sold. FASHION BUG stores experienced increases in sales of misses and plus sportswear, accessories, and intimate apparel, which were partially offset by decreases in sales of junior sportswear and dresses. FASHION BUG store sales also benefited from sales of maternity and girls, two new categories added to the FASHION BUG brand during the fourth quarter of Fiscal 2004.

     The increase in LANE BRYANT comparable store sales also exceeded our sales plan for the quarter. LANE BRYANT stores experienced stronger traffic levels during the current-year quarter, with the average number of transactions increasing 6%. The stronger traffic levels were partially offset by decreases of 1% in the average dollar sale and 4% in the average UPC. The average retail value per unit sold increased 3%, reflecting reduced levels of promotional pricing for the brand as compared to the prior-year period. LANE BRYANT experienced comparable store sales increases for the quarter in all merchandise categories, particularly in wear-to-work and accessories. During the second half of Fiscal 2003, the LANE BRYANT brand experienced poor customer acceptance of, and fit and quality issues with, certain of its products. As a result, we had to maintain higher levels of promotional pricing during the Fiscal 2004 First Quarter. Improvements in the merchandise assortments offered at LANE BRYANT resulted in the improved sales performance for the brand during the Fiscal 2005 First Quarter.

     CATHERINES stores experienced mixed results in comparable store sales during the Fiscal 2004 First Quarter, and were below our sales plan for the quarter. Traffic levels were down slightly from the prior-year period, with the average number of transactions decreasing 4%. The average dollar sale was flat as compared to the prior-year quarter, with a 2% increase in the average UPC offset by a 2% decrease in the average retail value per unit sold. Increased sales of denim, jewelry, casual wovens, and intimate apparel were offset primarily by decreases in sales of dresses and wear-to-work.

     We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. See "Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 5. Customer Loyalty Card Program" above for further information on our loyalty card programs.

     During the Fiscal 2004 First Quarter, we introduced a new FASHION BUG customer loyalty card program that is being operated under our FASHION BUG proprietary credit card program. During the Fiscal 2005 First Quarter, we recognized revenues of $1.4 million in connection with this loyalty card program. During the Fiscal 2004 First Quarter, no revenues were recognized in connection with this program. During the Fiscal 2005 First Quarter and Fiscal 2004 First Quarter, we also recognized revenues of $1.8 million and $1.9 million, respectively, in connection with our CATHERINES loyalty card program.

     In Fiscal 2002, we began a customer loyalty card program for our FASHION BUG store customers. During the Fiscal 2004 First Quarter, we recognized revenues of $4.2 million in connection with this program. As of December 1, 2002, we discontinued the issuance of new cards under this program, and we terminated this program during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

     The increase in cost of goods sold, buying, and occupancy expenses from the Fiscal 2004 First Quarter to the Fiscal 2005 First Quarter principally reflects the increase in net sales. Cost of goods sold as a percentage of net sales decreased 1.1% from the Fiscal 2004 First Quarter to the Fiscal 2005 First Quarter. All of our brands experienced improvements in merchandise margins. Higher levels of promotional activity at our LANE BRYANT brand, as discussed above, negatively affected merchandise margins in the Fiscal 2004 First Quarter. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales decreased 1.5% from the Fiscal 2004 First Quarter to the Fiscal 2005 First Quarter. The decrease was primarily a result of leverage on relatively fixed occupancy costs as a result of the increase in net sales. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased from the Fiscal 2004 First Quarter to the Fiscal 2005 First Quarter, but decreased 0.6% as a percentage of net sales. The increase was primarily a result of the increase in net sales, partially offset by continued tight control of store expenses, particularly store payroll. Selling expenses decreased 0.5% as a percentage of net sales. General and administrative expenses decreased 0.1% as a percentage of net sales.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. See "Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 6. Expenses Related to Cost Reduction Plan" above and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 for details of this program. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The cost reduction plan was substantially completed during Fiscal 2004. The total costs recognized during Fiscal 2004 related to this plan were $11.5 million, with $4.4 million of the costs recognized during the Fiscal 2004 First Quarter.

     This cost reduction plan is expected to improve annualized pre-tax earnings by a total of approximately $45 million. During Fiscal 2004, we realized cost reductions of more than $30 million, and we expect to realize the remaining benefits of the cost reduction plan during Fiscal 2005.

     During the Fiscal 2004 First Quarter, we made the decision to sell our Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its expected cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated useful life.

     Expenses related to the plan incurred during the Fiscal 2004 First Quarter are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Income Tax Provision

     The effective income tax rate was 32.7% in the Fiscal 2005 First Quarter as compared to 38.9% in the Fiscal 2004 First Quarter. The lower effective tax rate in the Fiscal 2005 First Quarter is primarily the result of finalizing certain prior-year tax audits. We expect the effective income tax rate for the year to be approximately 36.3%. The higher effective tax rate in the Fiscal 2004 First Quarter was due primarily to a provision for taxes related to one of our insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

                                                            May 1,   January 31,
(Dollars in millions)                                        2004       2004
                                                             ----       ----
Cash and cash equivalents.................................. $145.3     $123.8
Long-term available-for-sale securities....................  $15.5      $14.5
Working capital............................................ $298.0     $271.9
Current ratio..............................................    1.8        1.9
Long-term debt to equity ratio.............................   30.8%      33.5%

     Our net cash provided by operating activities was $35.6 million for the Fiscal 2005 First Quarter, as compared to $20.6 million for the Fiscal 2004 First Quarter. The increase was a result of a $14.1 million increase in net income before non-cash charges and a $26.6 million increase in accrued expenses, income taxes, and other liabilities. These increases were partially offset by a $11.4 million increase in our investment in inventories, net of accounts payable and a $14.3 million increase in prepaid expenses.

     The increase in the net investment in inventories was primarily a result of a seasonal build-up of year-round and transitional inventories. Prepaid expenses increased $18.2 million during the Fiscal 2005 First Quarter, as compared to an increase of $3.9 million during the Fiscal 2004 First Quarter. The increase was primarily a result of the timing of payments for rent. Accrued expenses and other liabilities increased $7.9 million during the Fiscal 2005 First Quarter, as compared to a decrease of $13.6 million during the Fiscal 2004 First Quarter, primarily as a result of the timing of certain payments. Income taxes payable increased $12.0 million during the Fiscal 2005 First Quarter, as compared to an increase of $6.9 million during the Fiscal 2004 First Quarter. The increase in income taxes payable was primarily a result of the increase in income before income taxes in the Fiscal 2005 First Quarter as compared to the Fiscal 2004 First Quarter.

Capital Expenditures

     Our capital expenditures were $9.8 million during the Fiscal 2005 First Quarter. In addition, we acquired $3.9 million of point-of-sale equipment for our CATHERINES stores under capital leases. The total investment in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing, was $13.7 million. During the remainder of Fiscal 2005, we anticipate incurring additional capital expenditures of approximately $55 - $60 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance approximately $53 - $57 million of these capital expenditures through internally generated funds and $2 - $3 million through capital lease financing.

Dividends

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Additionally, our existing credit facility and one of our agreements with Limited Brands restrict the payment of dividends on our common stock.

Off-Balance-Sheet Financing

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

     As of May 1, 2004, the Trust had the following securitization facilities outstanding:

(Dollars in millions)                 Series 1999-1      Series 2002-1       Series 1999-2      Series 2004-1
                                      -------------      -------------       -------------      -------------
Date of facility...................     July 1999        November 2002         May 1999         January 2004
Type of facility...................       Term                Term              Conduit            Conduit
Maximum funding....................      $150.0              $100.0              $50.0             $100.0
Funding as of May 1, 2004..........      $125.4              $100.0              $9.4               $9.0
First scheduled principal payment..    March 2004         August 2007       Not applicable     Not applicable
Expected final principal payment...   February 2005         May 2008        Not applicable     Not applicable
Renewal............................  Not applicable      Not applicable         Annual            Annual(1)
--------------------

(1) This facility has an initial term of two years, subject to an annual renewal.

     The Series 1999-1 securitization began its scheduled amortization period in March 2004, and $24.6 million of principal was amortized in the Fiscal 2005 First Quarter. The remainder of the principal is scheduled to amortize as follows: $36.8 million in the Fiscal 2005 Second Quarter; $36.8 million in the Fiscal 2005 Third Quarter; $36.0 million in the Fiscal 2005 Fourth Quarter; and $15.8 million in the Fiscal 2006 First Quarter. We expect to fund the amortization through our securitization program.

     During the Fiscal 2005 First Quarter, we sold to investors an additional $9.5 million of certificates under the 2002-1 Series that we were previously holding as a retained interest. These certificates were included in our short-term available-for-sale securities as of January 31, 2004. As these credit card receivables securitizations reach maturity, we plan to obtain funding for the FASHION BUG proprietary credit card program through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

     We securitized $75.2 million of private label credit card receivables in the Fiscal 2005 First Quarter and had $248.7 million of securitized credit card receivables outstanding as of May 1, 2004. We held certificates and retained interests in our securitizations of $58.0 million as of May 1, 2004, which were generally subordinated in right of payment to certificates issued by the trust to third-party investors. Our obligation to repurchase receivables sold to the trust is limited to those receivables that, at the time of their transfer, fail to meet the trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. As of May 1, 2004, Charming Shoppes Receivables Corp. held $19.0 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $8.7 million (which are included in the $59.2 million of short-term available-for-sale securities we held at May 1, 2004). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

     We could be affected by certain events that would cause the trust to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the trust as additional enhancement. For example, if we fail or the trust fails to meet certain financial performance standards, a credit enhancement condition would occur and the trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the trust to stop using collections on trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of May 1, 2004, the trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the trust or investors in the trust against credit-related losses on the receivables. The providers of the credit enhancements and trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. Additional information regarding this program is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II,
Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

     We also have non-recourse agreements under which third parties provide accounts receivable proprietary credit card sales accounts receivable funding programs for both our CATHERINES and LANE BRYANT brands. These funding programs expire in January 2005 for CATHERINES and in January 2006 for LANE BRYANT. Under these agreements, the third parties reimburse us daily for sales generated by the respective store's credit card accounts. Additional information regarding these agreements is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

     On January 28, 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards are issued, we gave notification of termination and election to purchase the CATHERINES credit card portfolio to the third-party provider. In accordance with the terms of the Merchant Services Agreement, the purchase option required us to provide one year's notice in order to terminate the agreement and to purchase the portfolio, subject to the negotiation of the final purchase agreement. We expect to fund the CATHERINES credit card portfolio using our securitization program.

     We lease substantially all of our operating stores under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.


FINANCING

Revolving Credit Facility

     We have a $300.0 million revolving credit facility (the "Facility") that provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for purchases of merchandise and for standby letters of credit. As of May 1, 2004, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization program, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and
(v) certain other assets. The Facility expires on August 15, 2008.

     The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.5% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of May 1, 2004, the interest rate on borrowings under the Facility was 4.0% for Prime Rate Loans and 2.6% for Eurodollar Rate Loans.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50.0 million at any time within a fiscal quarter, that we maintain consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility), of $115.0 million. As of May 1, 2004, the excess and suppressed availability, including excess cash, under the revolving credit facility was $319.3 million. We had outstanding letters of credit totaling $55.2 million as of May 1, 2004. As of May 1, 2004, we were not in violation of any of the covenants included in the Facility.

     Additional information regarding our long-term borrowings is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 7. Debt" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

     As of May 1, 2004, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million additional shares of our common stock. Our ability to exercise this authority is currently subject to certain restrictions by the terms of our revolving credit facility and an agreement with Limited Brands that we entered into in conjunction with our acquisition of LANE BRYANT. Subject to obtaining consent, and as conditions may allow, we may from time to time acquire additional shares of our common stock. Such shares, if purchased, would be held as treasury shares.

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


MARKET RISK

     We manage our FASHION BUG proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card receivables portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the trust. The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The certificates issued under the securitization include both floating and fixed interest rate certificates. The floating rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure to the extent that the movement of the floating rate index on the certificates varies from the movement of the Prime rate. Additionally, as of May 1, 2004, the floating finance charge rate on the credit cards was below the contractual floor rate, thus exposing us to interest rate risk on the portion of certificates that are funded at floating rates. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2005, an increase of approximately $685 thousand in selling, general, and administrative expenses would result.

     As of May 1, 2004, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

    10.1 2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

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

     On April 14, 2004, we filed a Current Report on Form 8-K to report, under "Item 5. Other Events and Regulation FD Disclosure" the text of our press release, issued April 12, 2004, announcing that Yvonne Montgomery Curl has been appointed to our Board of Directors.

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      May 28, 2004                    /S/ Dorrit J. Bern
                                           ------------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      May 28, 2004                    /S/ Eric M. Specter
                                           -------------------
                                           Eric M. Specter
                                           Executive Vice President
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

   10.1 2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant's Proxy Statement Pursuant to
               Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

   31.1 Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.