Form 10-Q
period 2004-07-31
CHARMING SHOPPES INC
filed 2004-08-30
CIK 19353

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                          Commission File No. 000-07258

                             CHARMING SHOPPES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                      23-1721355
               ------------                                      ----------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       450 WINKS LANE, BENSALEM, PA                               19020
       -------------------------                                  -----
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

         The number of shares outstanding of the issuer's Common Stock (par value $.10 per share), as of August 24, 2004, was 118,078,888 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
      July 31, 2004 and January 31, 2004................................       2

Condensed Consolidated Statements of Operations and Comprehensive Income
      Thirteen weeks ended July 31, 2004 and August 2, 2003.............       3
      Twenty-six weeks ended July 31, 2004 and August 2, 2003...........       4

Condensed Consolidated Statements of Cash Flows
      Twenty-six weeks ended July 31, 2004 and August 2, 2003...........       5

Notes to Condensed Consolidated Financial Statements....................  6 - 12

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-looking Statements.............................................. 13 - 14

Critical Accounting Policies............................................      15

Results of Operations................................................... 15 - 21

Liquidity and Capital Resources......................................... 22 - 25

Financing............................................................... 25 - 26

Market Risk............................................................. 26 - 27

Impact of Recent Accounting Pronouncements..............................      27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      27

Item 4.  Controls and Procedures........................................      27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      28

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and
        Issuer Purchases of Equity Securities...........................      28

Item 4.  Submission of Matters to a Vote of Security Holders............      29

Item 6.  Exhibits....................................................... 29 - 30

SIGNATURES..............................................................      31

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          July 31,      January 31,
(Dollars in thousands, except share amounts)                               2004            2004
                                                                           ----            ----
                                                                        (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ..........................................   $   223,856    $   123,781
Available-for-sale securities ......................................        66,438         55,688
Merchandise inventories ............................................       307,244        309,995
Deferred taxes .....................................................        19,820         19,902
Prepayments and other ..............................................        79,447         57,494
                                                                       -----------    -----------
    Total current assets ...........................................       696,805        566,860
                                                                       -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........       725,682        705,257
Less accumulated depreciation and amortization .....................       415,626        386,633
                                                                       -----------    -----------
    Net property, equipment, and leasehold improvements ............       310,056        318,624
                                                                       -----------    -----------

Trademarks and other intangible assets .............................       170,148        170,478
Goodwill ...........................................................        66,956         66,956
Available-for-sale securities ......................................         5,249         14,521
Other assets .......................................................        31,361         27,440
                                                                       -----------    -----------
Total assets .......................................................   $ 1,280,575    $ 1,164,879
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...................................................   $   163,195    $   135,777
Accrued expenses ...................................................       138,254        138,166
Income taxes payable ...............................................         8,238          1,128
Current portion - long-term debt ...................................        22,828         17,278
Accrued expenses related to cost reduction plan ....................         2,455          2,596
                                                                       -----------    -----------
    Total current liabilities ......................................       334,970        294,945
                                                                       -----------    -----------

Deferred taxes and other non-current liabilities ...................        62,704         62,030
Long-term debt .....................................................       194,177        202,819

Stockholders' equity
Common Stock $.10 par value:
    Authorized - 300,000,000 shares
    Issued - 130,344,247 shares and 125,526,573 shares, respectively        13,034         12,553
Additional paid-in capital .........................................       235,291        201,798
Treasury stock at cost - 12,265,993 shares .........................       (84,136)       (84,136)
Deferred employee compensation .....................................        (7,810)        (2,539)
Accumulated other comprehensive loss ...............................           (95)          (365)
Retained earnings ..................................................       532,440        477,774
                                                                       -----------    -----------
    Total stockholders' equity .....................................       688,724        605,085
                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................   $ 1,280,575    $ 1,164,879
                                                                       ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                        Thirteen Weeks Ended
                                                                        --------------------
                                                                       July 31,     August 2,
(In thousands, except per share amounts)                                 2004         2003
                                                                         ----         ----
Net sales .........................................................   $ 611,737    $ 605,456
                                                                      ---------    ---------

Cost of goods sold, buying, and occupancy expenses ................     430,028      428,425
Selling, general, and administrative expenses .....................     133,361      136,899
Expenses related to cost reduction plan ...........................           0        6,389
                                                                      ---------    ---------
Total operating expenses ..........................................     563,389      571,713
                                                                      ---------    ---------

Income from operations ............................................      48,348       33,743

Other income, principally interest ................................         415          540
Interest expense ..................................................      (3,880)      (3,849)
                                                                      ---------    ---------

Income before income taxes and minority interest ..................      44,883       30,434
Income tax provision ..............................................      17,145       11,838
                                                                      ---------    ---------
Income before minority interest ...................................      27,738       18,596
Minority interest in net loss of consolidated subsidiary ..........           0           49
                                                                      ---------    ---------

Net income ........................................................      27,738       18,645
                                                                      ---------    ---------

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of income
    taxes of $76 and $13, respectively ............................         142           20
Reclassification of amortization of deferred loss on termination of
    derivative, net of income taxes of $23 and $46, respectively ..          43           85
                                                                      ---------    ---------
Total other comprehensive income, net of taxes ....................         185          105
                                                                      ---------    ---------

Comprehensive income ..............................................   $  27,923    $  18,750
                                                                      =========    =========

Basic net income per share ........................................   $     .24    $     .17
                                                                      =========    =========

Diluted net income per share ......................................   $     .22    $     .15
                                                                      =========    =========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                               Twenty-six Weeks Ended
                                                                               ----------------------
                                                                              July 31,      August 2,
(In thousands, except per share amounts)                                       2004           2003
                                                                               ----           ----
Net sales ...............................................................   $ 1,204,475    $ 1,169,742
                                                                            -----------    -----------

Cost of goods sold, buying, and occupancy expenses ......................       830,415        823,913
Selling, general, and administrative expenses ...........................       282,211        282,164
Expenses related to cost reduction plan .................................             0         10,820
                                                                            -----------    -----------
Total operating expenses ................................................     1,112,626      1,116,897
                                                                            -----------    -----------

Income from operations ..................................................        91,849         52,845

Other income, principally interest ......................................           809            964
Interest expense ........................................................        (7,763)        (7,654)
                                                                            -----------    -----------

Income before income taxes and minority interest ........................        84,895         46,155
Income tax provision ....................................................        30,229         17,954
                                                                            -----------    -----------
Income before minority interest .........................................        54,666         28,201
Minority interest in net loss of consolidated subsidiary ................             0            133
                                                                            -----------    -----------

Net income ..............................................................        54,666         28,334
                                                                            -----------    -----------

Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of income
    tax (provision) benefit of $(97) and $11, respectively ..............           153            (18)
Reclassification of amortization of deferred loss on termination of
    derivative, net of income taxes of $(63) and $(92), respectively ....           117            171
                                                                            -----------    -----------
Total other comprehensive income, net of taxes ..........................           270            153
                                                                            -----------    -----------

Comprehensive income ....................................................   $    54,936    $    28,487
                                                                            ===========    ===========

Basic net income per share ..............................................   $       .48    $       .25
                                                                            ===========    ===========

Diluted net income per share ............................................   $       .43    $       .24
                                                                            ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Twenty-six Weeks Ended
                                                          ----------------------
                                                           July 31,    August 2,
(In thousands)                                              2004         2003
                                                            ----         ----
Operating activities
Net income ...........................................   $  54,666    $  28,334
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................      34,383       39,226
    Tax benefit related to stock plans ...............       4,187            0
    Deferred income taxes ............................        (236)       2,240
    Loss from disposition of capital assets ..........         422        1,342
    Other, net .......................................         185         (133)
    Changes in operating assets and liabilities:
       Merchandise inventories .......................       2,751      (20,580)
       Accounts payable ..............................      27,418       36,061
       Prepayments and other .........................     (21,953)      (2,873)
       Accrued expenses and other ....................         920      (15,286)
       Income taxes payable ..........................       7,110        2,415
       Accrued expenses related to cost reduction plan        (141)       3,678
                                                         ---------    ---------
Net cash provided by operating activities ............     109,712       74,424
                                                         ---------    ---------

Investing activities
Investment in capital assets .........................     (19,397)     (25,914)
Proceeds from sales of available-for-sale securities .      20,494       19,735
Gross purchases of available-for-sale securities .....     (21,907)     (21,507)
Increase in other assets .............................      (3,734)      (3,144)
                                                         ---------    ---------
Net cash used in investing activities ................     (24,544)     (30,830)
                                                         ---------    ---------

Financing activities
Proceeds from short-term borrowings ..................      94,706      111,069
Repayments of short-term borrowings ..................     (94,706)    (111,069)
Proceeds from long-term borrowings ...................          98        1,050
Repayments of long-term borrowings ...................      (8,589)      (7,172)
Proceeds from issuance of common stock ...............      23,398          376
                                                         ---------    ---------
Net cash provided by (used in) financing activities ..      14,907       (5,746)
                                                         ---------    ---------

Increase in cash and cash equivalents ................     100,075       37,848
Cash and cash equivalents, beginning of period .......     123,781      102,026
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 223,856    $ 139,874
                                                         =========    =========

Non-cash financing and investing activities
Equipment acquired through capital leases ............   $   5,399    $   9,210
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

         We have prepared our condensed consolidated balance sheet as of July 31, 2004, and our condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003, without audit. In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at July 31, 2004, and the results of our operations and cash flows for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 31, 2004 Annual Report on Form 10-K. The results of operations for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003 are not necessarily indicative of operating results for the full fiscal year.

         As used in these notes, the terms "Fiscal 2005" and "Fiscal 2004" refer to our fiscal year ending January 29, 2005 and our fiscal year ended January 31, 2004, respectively. The terms "Fiscal 2005 Second Quarter" and "Fiscal 2004 Second Quarter" refer to the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively. The terms "Fiscal 2005 First Quarter" and "Fiscal 2004 First Quarter" refer to the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The term "Fiscal 2004 Third Quarter" refers to the thirteen weeks ended October 1, 2003. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements (Continued)

         The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation":

                                             Thirteen Weeks Ended      Twenty-six Weeks Ended
                                             --------------------      ----------------------
(In thousands, except per                   July 31,     August 2,     July 31,      August 2,
share amounts)                               2004          2003          2004          2003
                                             ----          ----          ----          ----
Net income as reported ...............   $   27,738    $   18,645    $   54,666    $   28,334
Add stock-based employee compensation
     using intrinsic value method, net
     of income taxes .................          377           230           764           500
Less stock-based employee compensation
     using fair value method, net of
     income taxes ....................         (956)         (695)       (1,797)       (1,684)
                                         ----------    ----------    ----------    ----------
Pro forma net income .................   $   27,159    $   18,180    $   53,633    $   27,150
                                         ==========    ==========    ==========    ==========

Basic net income per share:
     As reported .....................   $      .24    $      .17    $      .48    $      .25
     Pro forma .......................          .23           .16           .47           .24
Diluted net income per share:
     As reported .....................          .22           .15           .43           .24
     Pro forma .......................          .21           .15           .42           .23


Note 2.  Trademarks and Other Intangible Assets

                                                       July 31,  January 31,
(In thousands)                                          2004       2004
                                                        ----       ----
Trademarks, tradenames, and internet domain names .   $168,800   $168,800
Customer lists and covenant not to compete ........      3,300      3,300
                                                      --------   --------
Total at cost .....................................    172,100    172,100
Less accumulated amortization of customer lists and
    covenant not to compete .......................      1,952      1,622
                                                      --------   --------
Net trademarks and other intangible assets ........   $170,148   $170,478
                                                      ========   ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 3.  Long-term Debt

                                           July 31,  January 31,
(In thousands)                              2004        2004
                                            ----        ----
4.75% Senior Convertible Notes due 2012   $150,000    $150,000
Capital lease obligations .............     36,577      37,934
6.53% mortgage note ...................     11,550      12,250
7.77% mortgage note ...................      9,806      10,039
7.5% mortgage note ....................      5,725       5,840
8.15% note ............................      1,827       2,494
Other long-term debt ..................      1,520       1,540
                                          --------    --------
Total long-term debt ..................    217,005     220,097
Less current portion ..................     22,828      17,278
                                          --------    --------
Long-term debt ........................   $194,177    $202,819
                                          ========    ========


Note 4.  Stockholders' Equity

                                                                        Twenty-six
                                                                       Weeks Ended
                                                                         July 31,
(Dollars in thousands)                                                     2004
                                                                           ----
Total stockholders' equity, beginning of period ......................   $605,085
Net income ...........................................................     54,666
Issuance of common stock (4,817,674 shares) ..........................     23,398
Tax benefit related to stock plans ...................................      4,187
Amortization of deferred compensation expense ........................      1,118
Amortization of deferred loss on termination of derivative, net of tax        117
Unrealized gains on available-for-sale securities, net of tax ........        153
                                                                         --------
Total stockholders' equity, end of period ............................   $688,724
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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 5.  Customer Loyalty Card Programs (Continued)

         During the Fiscal 2004 First Quarter, we introduced a new FASHION BUG(R) customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During the thirteen weeks and twenty-six weeks ended July 31, 2004, we recognized revenues of $2,290,000 and $3,705,000, respectively, in connection with this program. During the thirteen weeks and twenty-six weeks ended August 2, 2003, we recognized revenues of $2,791,000 in connection with this program. No revenues were recognized during the Fiscal 2004 First Quarter. As of July 31, 2004 and January 31, 2004, we accrued $700,000 and $1,200,000, respectively, for the estimated costs of discounts earned and coupons issued and not redeemed.

         Under a previous FASHION BUG store loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. During the thirteen weeks and twenty-six weeks ended August 2, 2003, we recognized revenues of $2,135,000 and $6,308,000, respectively, in connection with this program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during the Fiscal 2004 Second Quarter. Our CATHERINES(R) brand currently offers a similar loyalty program. During the thirteen weeks and twenty-six weeks ended July 31, 2004, we recognized revenues of $1,892,000 and $3,741,000, respectively, in connection with this program. During the thirteen weeks and twenty-six weeks ended August 2, 2003, we recognized revenues of $1,903,000 and $3,806,000, respectively in connection with this program.


Note 6.  Expenses Related to Cost Reduction Plan

        On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total costs recognized during Fiscal 2004 related to this plan were $11,534,000, with $4,431,000 of the costs recognized during the Fiscal 2004 First Quarter and $6,389,000 of the costs recognized during the Fiscal 2004 Second Quarter.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 6.  Expenses Related to Cost Reduction Plan (Continued)

        Costs incurred during the thirteen weeks and twenty-six weeks ended August 2, 2003 consisted of the following:

                                                       Thirteen      Twenty-six
                                                      Weeks Ended   Weeks Ended
                                                       August 2,     August 2,
(In thousands)                                           2003          2003
                                                         ----          ----
Workforce reduction costs ..........................   $   650       $ 3,059
Lease termination and related costs ................     3,139         3,440
Acceleration of depreciation of property, equipment,     2,340         3,703
     and leasehold improvements
Other facility closure costs .......................       260           618
                                                       -------       -------
Total costs ........................................   $ 6,389       $10,820
                                                       =======       =======

         Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 First Quarter, we terminated 118 employees at our corporate and divisional home offices. During the Fiscal 2004 Second Quarter, we terminated 231 employees in connection with the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining Monsoon(R) stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at our Hollywood, Florida credit facility, reduced by estimated sublease income. We recognized the present value of the remaining lease obligations, less sublease income, related to the Hollywood facility in June 2003 when we closed the facility.

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

         As of July 31, 2004 and January 31, 2004, there were $2,455,000 and $2,596,000, respectively, of accrued lease termination costs related to the closing of the Hollywood facility.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 7.  Net Income Per Share

                                                       Thirteen Weeks Ended  Twenty-six Weeks Ended
                                                       July 31,   August 2,    July 31,   August 2,
(In thousands)                                           2004       2003         2004       2003
                                                         ----       ----         ----       ----
Basic weighted average common shares
    outstanding ....................................    115,908    112,421      114,603    112,391
Dilutive effect of assumed conversion of
    convertible notes ..............................     15,182     15,182       15,182     15,182
Dilutive effect of stock options and awards ........      1,913        807        1,908        496
                                                       --------   --------     --------   --------
Diluted weighted average common shares and
    equivalents outstanding ........................    133,003    128,410      131,693    128,069
                                                       ========   ========     ========   ========

Net income .........................................   $ 27,738   $ 18,645     $ 54,666   $ 28,334
Decrease in interest expense from assumed
    conversion of notes, net of income taxes .......      1,135      1,062        2,269      2,161
                                                       --------   --------     --------   --------
Net income used to determine diluted net
    income per share ...............................   $ 28,873   $ 19,707     $ 56,935   $ 30,495
                                                       ========   ========     ========   ========

Options with weighted average exercise price greater
    than market price, excluded
    from computation of net income per share:
    Number of shares (in thousands) ................        424      8,430          428     10,342
    Weighted average exercise price per share ......   $   8.24   $   6.44     $   8.29   $   6.14


Note 8.  Income Taxes

         The effective income tax rate was 35.6% for the twenty-six weeks ended July 31, 2004, as compared to 38.9% for the twenty-six weeks ended August 2, 2003. The lower effective tax rate for the twenty-six weeks ended July 31, 2004 is primarily the result of finalizing certain prior year tax audits. The tax rate for the twenty-six weeks ended August 2, 2003 was affected by a provision for taxes related to one of our insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.

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


Note 10.  Subsequent Event

         On August 5, 2004, in connection with our asset securitization program, the Charming Shoppes Master Trust (the "Trust") issued $180,000,000 of new five-year asset-backed certificates ("Series 2004-1") in a private placement under Rule 144A. Of the $180,000,000 of certificates issued, $161,100,000 were sold to investors and we held $18,900,000 as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate hedge agreements with respect to the $161,100,000 of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. On August 5, 2004, the Trust used $61,500,000 of the proceeds to pay down other securitization series and placed the remaining proceeds of $118,500,000 into a pre-funding cash account. This pre-funding cash account will replace Series 1999-1 (which is currently in its amortization period) as well as provide financing for additional receivables. On August 24, 2004, we sold to investors $9,450,000 of the $18,900,000 we held as a retained interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. As used in this management's discussion and analysis, the terms "Fiscal 2005," "Fiscal 2004," and "Fiscal 2003" refer to our fiscal year ending January 29, 2005 and our fiscal years ended January 31, 2004 and February 1, 2003, respectively. The terms "Fiscal 2005 Second Quarter" and "Fiscal 2004 Second Quarter" refer to the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively. The terms "Fiscal 2005 Third Quarter," and "Fiscal 2005 Fourth Quarter" refer to the thirteen weeks ending October 30, 2004, and January 29, 2005, respectively. The term "Fiscal 2006 First Quarter" refers to the thirteen weeks ending April 30, 2005. The terms "Fiscal 2004 First Quarter," "Fiscal 2004 Third Quarter," and "Fiscal 2004 Fourth Quarter" refer to the thirteen weeks ended May 3, 2003, November 1, 2003, and January 31, 2004, respectively. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


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


RESULTS OF OPERATIONS

         The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                                       Thirteen Weeks Ended     Percentage     Twenty-six Weeks Ended     Percentage
                                       --------------------       Change       ----------------------       Change
                                       July 31,    August 2,    From Prior     July 31,     August 2,     From Prior
                                         2004         2003        Period         2004          2003         Period
                                         ----         ----        ------         ----          ----         ------
Net sales...........................    100.0%       100.0%          1.0%        100.0%        100.0%          3.0%
Cost of goods sold, buying, and
    occupancy expenses..............     70.3         70.8           0.4          68.9          70.4           0.8
Selling, general, and administrative
    expenses........................     21.8         22.6          (2.6)         23.4          24.1            -
Expenses related to cost reduction
    plan............................       -           1.1        (100.0)           -            0.9        (100.0)
Income from operations..............      7.9          5.6          43.3           7.6           4.5          73.8
Other income, principally interest..      0.1          0.1         (23.2)          0.1           0.1         (16.1)
Interest expense....................      0.6          0.6           0.8           0.6           0.7           1.4
Income tax provision................      2.8          2.0          44.8           2.5           1.5          68.4
Net income..........................      4.5          3.1          48.8           4.5           2.4          92.9
--------------------

Results may not add due to rounding.

         The following table shows our net sales by store brand:

                    Thirteen Weeks Ended    Twenty-six Weeks Ended
                    --------------------    ----------------------
                    July 31,   August 2,     July 31,    August 2,
(In millions)        2004        2003         2004         2003
                     ----        ----         ----         ----
FASHION BUG(R)    $  290.1    $  297.1    $    552.4    $    550.0
LANE BRYANT(R)       238.2       221.0         484.8         445.9
CATHERINES(R) .       83.4        86.4         167.3         172.1
Other (1) .....        0.0         1.0           0.0           1.7
                  --------    --------    ----------    ----------
Total net sales   $  611.7    $  605.5    $  1,204.5    $  1,169.7
                  ========    ========    ==========    ==========
--------------------

(1) Sales attributable to Monsoon/Accessorize stores, which were closed during Fiscal 2004.

         The following table shows additional information related to changes in our net sales:

                                               Thirteen Weeks Ended   Twenty-six Weeks Ended
                                               --------------------    ----------------------
                                               July 31,    August 2,   July 31,     August 2,
                                                 2004        2003        2004         2003
                                                 ----        ----        ----         ----
Increase (decrease) in comparable store
  sales(1):
    Consolidated Company.......................    0%          (1)%        3%           (4)%
    FASHION BUG................................    0            3          4             0
    CATHERINES.................................   (6)           4         (4)            1
    LANE BRYANT................................    3           (9)         4           (10)

Sales from new stores as a percentage of total
  consolidated prior-period sales:
    FASHION BUG................................    1            1          1             1
    CATHERINES.................................    1            1          1             1
    LANE BRYANT................................    3            3          3             3

Prior-period sales from closed stores as a
  percentage of total consolidated
  prior-period sales:
    FASHION BUG................................   (1)          (5)        (2)           (5)
    CATHERINES.................................   (1)          (2)        (1)           (2)
    LANE BRYANT................................   (1)          (1)        (1)           (1)

Increase (decrease) in total sales.............    1           (5)         3            (8)
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

         The following table sets forth information with respect to our store activity for the first half of Fiscal 2005 and planned store activity for all of Fiscal 2005 (including the first half of Fiscal 2005):

                                 FASHION     LANE
                                   BUG      BRYANT  CATHERINES   Total
                                   ---      ------  ----------   -----
Fiscal 2005 First Half:
Stores at January 31, 2004 ...    1,051       710        466     2,227
                                 ------    ------     ------    ------

Stores opened ................        1        10          8        19
Stores closed ................       (5)       (5)        (4)      (14)
                                 ------    ------     ------    ------
Net change in stores .........       (4)        5          4         5
                                 ------    ------     ------    ------

Stores at July 31, 2004 ......    1,047       715        470     2,232
                                 ======    ======     ======    ======

Stores relocated during period       11         8          3        22
Stores remodeled during period        3         7         --        10

Fiscal 2005:
Planned store openings .......        5        32         15        52
Planned store closings .......       25        15         10        50
Planned store relocations ....       20        15         15        55

Comparison of Thirteen Weeks Ended July 31, 2004 and August 2, 2003

Net Sales

         The increase in net sales from the Fiscal 2004 Second Quarter to the Fiscal 2005 Second Quarter resulted primarily from positive results at our LANE BRYANT brand, which were partially offset by lower sales at our FASHION BUG and CATHERINES brands. Comparable store sales increased at LANE BRYANT, were flat for FASHION BUG, and decreased for CATHERINES. We operated 2,232 retail stores at the end of the Fiscal 2005 Second Quarter, as compared to 2,240 stores at the end of the Fiscal 2004 Second Quarter.

         The increase in LANE BRYANT comparable store sales met our sales plan for the quarter. LANE BRYANT stores experienced slightly weaker traffic levels during the current-year quarter, with the average number of transactions per store decreasing 1%. The slightly weaker traffic levels were offset by increases of 4% in the average dollar sale and 6% in the average number of units sold per customer ("UPC"). The average retail value per unit sold decreased 2% as compared to the prior-year period. LANE BRYANT experienced comparable store sales increases for the quarter in intimate apparel and wear-to-work tops and separates, partially offset by decreases in sales of denim and casual woven tops. During the second quarter of Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, its product offering and had to maintain higher levels of promotional pricing. Continued improvements in the merchandise assortments offered at LANE BRYANT resulted in improved sales performance during the Fiscal 2005 Second Quarter.

         FASHION BUG comparable store sales did not meet our sales plan for the quarter. FASHION BUG experienced strong sales of its summer merchandise in May, but sales slowed in June and July. FASHION BUG store traffic levels were flat during the current-year quarter, with the average UPC, the average number of transactions per store, the average dollar sale, and the average retail value per unit sold increasing or decreasing less than 1%. FASHION BUG stores experienced decreases in sales of junior and plus sportswear and dresses, which were partially offset by increases in sales of misses and intimate apparel. FASHION BUG store sales also benefited from sales of maternity and girls, two new categories added to the FASHION BUG brand during the Fiscal 2004 Fourth Quarter.

         CATHERINES stores experienced a decrease in comparable store sales during the Fiscal 2005 Second Quarter, and were below our sales plan for the quarter. The decrease in sales at CATHERINES was primarily a result of disappointing performance in the dress and wear-to-work categories. Traffic levels were down from the prior-year period, with the average number of transactions per store decreasing 4%. The average dollar sale decreased 2% as compared to the prior-year quarter, with a 4% increase in the average UPC offset by a 5% decrease in the average retail value per unit sold, reflecting higher levels of promotional pricing during the current quarter.

         We offer our customers various loyalty card programs. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. See "Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 5. Customer Loyalty Card Program" above for further information on our loyalty card programs.

         During the Fiscal 2004 First Quarter, we introduced a new FASHION BUG customer loyalty card program that is being operated under our FASHION BUG proprietary credit card program. During the Fiscal 2005 Second Quarter, we recognized revenues of $2.3 million in connection with this loyalty card program. During the Fiscal 2004 Second Quarter, we recognized $2.8 million of revenues in connection with this program. During the Fiscal 2005 Second Quarter and Fiscal 2004 Second Quarter, we also recognized revenues of $1.9 million and $1.9 million, respectively, in connection with our CATHERINES loyalty card program.

         During the Fiscal 2004 Second Quarter, we recognized revenues of $2.1 million in connection with a previous FASHION BUG loyalty card program. We discontinued the issuance of new cards under this program at the end of Fiscal 2003, and we terminated this program during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

         The increase in cost of goods sold, buying, and occupancy expenses from the Fiscal 2004 Second Quarter to the Fiscal 2005 Second Quarter principally reflects the increase in net sales. Cost of goods sold as a percentage of net sales decreased 0.2% from the Fiscal 2004 Second Quarter to the Fiscal 2005 Second Quarter. Improvements in merchandise margins at our LANE BRYANT and FASHION BUG brands were offset by decreased margins at our CATHERINES brand. Margins at the CATHERINES brand were negatively affected by the increased promotional activity that resulted from reduced traffic levels during the current quarter. Higher levels of promotional activity at our LANE BRYANT brand negatively affected merchandise margins in the Fiscal 2004 Second Quarter. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

         Buying and occupancy expenses as a percentage of net sales decreased 0.3% from the Fiscal 2004 Second Quarter to the Fiscal 2005 Second Quarter. The decrease was primarily a result of leverage on relatively fixed occupancy costs as a result of the increase in net sales, and cost savings from the consolidation of our LANE BRYANT and CATHERINES distribution centers into our White Marsh, Maryland facility. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

         Selling, general, and administrative expenses decreased from the Fiscal 2004 Second Quarter to the Fiscal 2005 Second Quarter, and decreased 0.8% as a percentage of net sales. The decrease was primarily a result of continued tight control of store expenses and improved performance of our FASHION BUG credit card operations, which experienced favorable trends in delinquencies during the Fiscal 2005 Second Quarter. Selling expenses and general and administrative expenses each decreased 0.4% as a percentage of net sales.

Expenses Related to Cost Reduction Plan

        On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. See "Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 6. Expenses Related to Cost Reduction Plan" above and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 for details of this program. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The cost reduction plan was substantially completed during Fiscal 2004. The total costs recognized during Fiscal 2004 related to this plan were $11.5 million, with $6.4 million of the costs recognized during the Fiscal 2004 Second Quarter.

        This cost reduction plan is expected to improve annualized pre-tax earnings by a total of approximately $45 million. During Fiscal 2004, we realized cost reductions of more than $30 million. Except for the remaining benefits to be realized from the consolidation of our distribution centers, which we expect to realize by the end of Fiscal 2005, we have realized the remaining benefits of the cost reduction plan.

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

Income Tax Provision

         The effective income tax rate was 38.2% in the Fiscal 2005 Second Quarter, as compared to 38.9% in the Fiscal 2004 Second Quarter. The tax rate for the Fiscal 2004 Second Quarter was affected by a provision for taxes related to one of our insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.


Comparison of Twenty-six Weeks Ended July 31, 2004 and August 2, 2003

Net Sales

         The increase in net sales from the first half of Fiscal 2004 to the first half of Fiscal 2005 resulted primarily from positive comparable store sales results at our LANE BRYANT and FASHION BUG brands, which were partially offset by negative comparable store sales results at our CATHERINES brand.

         LANE BRYANT stores experienced stronger traffic levels during the current-year period, with both the average number of transactions per store and average dollar sale increasing 2%, and the average number of units sold per customer ("UPC") increasing 1%. The average retail value per unit sold increased 1%, reflecting reduced levels of promotional pricing for the brand as compared to the prior-year period. LANE BRYANT experienced comparable store sales increases in most major merchandise categories, especially wear-to-work and intimate apparel, partially offset by decreases in casual woven tops and denim separates. During the first half of Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, its product offering and had to maintain higher levels of promotional pricing. Continued improvements in the merchandise assortments offered at LANE BRYANT resulted in improved sales performance during the first half of Fiscal 2005.

         For FASHION BUG stores, stronger traffic levels during the first four months of the current-year period were offset by reduced traffic levels during June and July. For the twenty-six week period, the average number of transactions per store and average UPC increased 4% and 2%, respectively, while the average dollar sale decreased less than 1% and the average retail value per unit sold decreased 3%. FASHION BUG stores experienced increases in sales of misses sportswear, misses and plus wear-to-work, accessories, and intimate apparel, which were partially offset by decreases in sales of junior and plus sportswear and dresses. FASHION BUG store sales also benefited from sales of maternity and girls, two new categories added to the FASHION BUG brand during the Fiscal 2004 Fourth Quarter.

         CATHERINES stores experienced weaker traffic levels during the current-year period, with the average number of transactions per store and average dollar sale decreasing 4% and 1%, respectively. A 3% increase in the average UPC was offset by a 4% decrease in the average retail value per unit sold, reflecting higher levels of promotional pricing during the current period. The decrease in sales at CATHERINES was primarily a result of disappointing performance in the dress and wear-to-work categories.

         During the first half of Fiscal 2005, we recognized revenues of $3.7 million in connection with our FASHION BUG customer loyalty card program. During the first half of Fiscal 2004, we recognized $2.8 million of revenues in connection with this program. During the first half of Fiscal 2005 and Fiscal 2004, we also recognized revenues of $3.7 million and $3.8 million, respectively, in connection with our CATHERINES loyalty card program. During the first half of Fiscal 2004, we also recognized revenues of $6.3 million in connection with our previous Fashion Bug loyalty card program, which was terminated during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

         The increase in cost of goods sold, buying, and occupancy expenses from the first half of Fiscal 2004 to the first half of Fiscal 2005 principally reflects the increase in net sales. Cost of goods sold as a percentage of net sales decreased 0.6% from the first half of Fiscal 2004 to the first half of Fiscal 2005. Improvement in merchandise margins at our LANE BRYANT brand was offset by decreased margins at our FASHION BUG and CATHERINES brands. Margins at the CATHERINES brand for the first half of Fiscal 2005 were negatively affected by the increased promotional activity that resulted from reduced traffic levels during the current period. As discussed above, margins at our LANE BRYANT brand for the first half of Fiscal 2004 were negatively affected by higher levels of promotional activity. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

         Buying and occupancy expenses as a percentage of net sales decreased 0.9% from the first half of Fiscal 2004 to the first half of Fiscal 2005. The decrease was primarily a result of leverage on relatively fixed occupancy costs as a result of the increase in net sales, and cost savings from the consolidation of our LANE BRYANT and CATHERINES distribution centers into our White Marsh, Maryland facility. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

         Selling, general, and administrative expenses for the first half of Fiscal 2005 were comparable to the first half of Fiscal 2004, and decreased 0.7% as a percentage of net sales. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily a result of continued tight control of store expenses, improved performance of our FASHION BUG credit card operations, which experienced favorable trends in delinquencies during the current-year period, and leverage from the increase in net sales. Selling expenses decreased 0.5% as a percentage of net sales, and general and administrative expenses decreased 0.2% as a percentage of net sales.

Expenses Related to Cost Reduction Plan

         On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. See "Comparison of Thirteen Weeks Ended July 31, 2004 and August 2, 2003: Expenses Related to Cost Reduction Plan" above for further details related to this plan. The total costs recognized during Fiscal 2004 related to this plan were $11.5 million, with $10.8 million of the costs recognized during the first half of Fiscal 2004. Expenses related to the plan incurred during the first half of Fiscal 2004 are included in "Expenses related to cost reduction plan" in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Income Tax Provision

         The effective income tax rate was 35.6% in the first half of Fiscal 2005, as compared to 38.9% in the first half of Fiscal 2004. The lower effective tax rate in the first half of Fiscal 2005 is primarily the result of finalizing certain prior-year tax audits. We expect the effective income tax rate for the year to be approximately 36.3%. The tax rate for the first half of Fiscal 2004 was affected by a provision for taxes related to one of our insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

                                                       July 31,     January 31,
(Dollars in millions)                                    2004          2004
                                                         ----          ----
Cash and cash equivalents............................    $223.9       $123.8
Long-term available-for-sale securities..............      $5.2        $14.5
Working capital......................................    $361.8       $271.9
Current ratio........................................       2.1          1.9
Long-term debt to equity ratio.......................      28.2%        33.5%

         Our net cash provided by operating activities was $109.7 million for the first half of Fiscal 2005, as compared to $74.4 million for the first half of Fiscal 2004. The increase was a result of a $22.6 million increase in net income before non-cash charges, a decrease of $14.7 million in our investment in inventories (net of accounts payable), and a $17.1 million increase in accrued expenses, income taxes, and other liabilities. These increases were partially offset by a $19.1 million increase in prepaid expenses.

         The decrease in the net investment in inventories was primarily a result of tighter control over inventory levels during the first half of Fiscal 2005. Prepaid expenses increased $22.0 million during the first half of Fiscal 2005, as compared to an increase of $2.9 million during the first half of Fiscal 2004. The increase was primarily a result of the timing of payments for rent and increases in certain advances related to our securization program. Accrued expenses and other liabilities increased $0.8 million during the first half of Fiscal 2005, as compared to a decrease of $11.6 million during the first half of Fiscal 2004, primarily as a result of the timing of certain payments. Income taxes payable increased $7.1 million during the first half of Fiscal 2005, as compared to an increase of $2.4 million during the first half of Fiscal 2004. The increase in income taxes payable was primarily a result of an increase in taxable income for the first half of Fiscal 2005, as compared to the first half of Fiscal 2004.

Capital Expenditures

         Our capital expenditures were $19.4 million during the first half of Fiscal 2005. In addition, we acquired $3.9 million of point-of-sale equipment for our CATHERINES stores and $1.5 million of equipment for our White Marsh, Maryland distribution center under capital leases. The total investment in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing, was $24.8 million. During the remainder of Fiscal 2005, we anticipate incurring additional capital expenditures of approximately $40 - $45 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance these additional capital expenditures primarily through internally generated funds.

Common Stock and Dividends

         During the first half of Fiscal 2005, we received $23.4 million of cash in connection with the issuance of approximately 4.5 million shares of our common stock as a result of exercises of employee stock options and purchases of shares under our employee stock purchase plan.

         We have not paid any dividends since 1995. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Additionally, our existing credit facility prohibits the payment of dividends on our common stock.

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

         As of July 31, 2004, the Trust had the following securitization facilities outstanding:

(Dollars in millions)                    Series 1999-1       Series 2002-1      Series 1999-2         Series 2004
                                         -------------       -------------      -------------         -----------
Date of facility.....................      July 1999         November 2002        May 1999           January 2004
Type of facility.....................         Term               Term              Conduit              Conduit
Maximum funding......................        $150.0             $100.0              $50.0               $100.0
Funding as of July 31, 2004..........         $88.6             $100.0              $33.0                 $28.5
First scheduled principal payment....      March 2004         August 2007      Not applicable       Not applicable
Expected final principal payment.....    February 2005         May 2008        Not applicable       Not applicable
Renewal..............................    Not applicable     Not applicable         Annual              Annual(1)
--------------------

 (1) This facility has an initial term of two years, subject to an annual renewal.

         The Series 1999-1 securitization began its scheduled amortization period in March 2004, and $61.4 million of principal was amortized in the first half of Fiscal 2005. The remainder of the principal is scheduled to amortize as follows: $36.8 million in the Fiscal 2005 Third Quarter; $36.0 million in the Fiscal 2005 Fourth Quarter; and $15.8 million in the Fiscal 2006 First Quarter. We will fund this remaining amortization through the issuance of Series 2004-1, which closed on August 5, 2004 and provides $180.0 million of funding through a five-year term facility (see below).

         During the first half of Fiscal 2005, we sold to investors an additional $9.5 million of certificates under the 2002-1 Series that we were previously holding as a retained interest. These certificates were included in our short-term available-for-sale securities as of January 31, 2004.

         On August 5, 2004, in connection with our asset securitization program, the Trust issued $180.0 million of new five-year asset-backed certificates ("Series 2004-1") in a private placement under Rule 144A. Of the $180.0 million of certificates issued, $161.1 million were sold to investors, and we held $18.9 million as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate hedge agreements with respect to the $161.1 million of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. On August 5, 2004, the Trust used $61.5 million of the proceeds to pay down other securitization series and placed the remaining proceeds of $118.5 million into a pre-funding cash account. This pre-funding cash account will replace Series 1999-1 (which is currently in its amortization period) as well as provide financing for additional receivables. On August 24, 2004, we sold to investors $9.5 million of the $18.9 million we held as a retained interest.

         As these credit card receivables securitizations reach maturity, we plan to obtain funding for the FASHION BUG proprietary credit card program through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

         We securitized $161.6 million of private label credit card receivables in the first half of Fiscal 2005 and had $249.6 million of securitized credit card receivables outstanding as of July 31, 2004. We held certificates and retained interests in our securitizations of $64.9 million as of July 31, 2004, which were generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

         Charming Shoppes Receivables Corp. ("CSRC") and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. As of July 31, 2004, CSRC held $20.6 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $7.9 million (which are included in the $66.4 million of short-term available-for-sale securities we held at July 31, 2004). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. Additionally, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $7.9 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC's retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of July 31, 2004, there were no reallocated collections as the result of a failure to meet these financial performance standards. As a result of the sale to investors on August 24, 2004 of $9.5 million of certificates we held as a retained interest as discussed above, the potential reallocation of collections subject to these financial performance standards increased from $7.9 million to $17.3 million on that date. As of August 24, 2004, there were no reallocated collections as a result of a failure to meet these financial performance standards.

         We could be affected by certain events that would cause the Trust to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the Trust as additional enhancement. For example, if we fail or the Trust fails to meet certain financial performance standards, a credit enhancement condition would occur and the Trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the Trust to stop using collections on Trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the Trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of July 31, 2004, the Trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the Trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the Trust or investors in the Trust against credit-related losses on the receivables. The providers of the credit enhancements and Trust investors have no other recourse to us.

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

         On January 28, 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards are issued, we gave notification of termination and election to purchase the CATHERINES credit card portfolio to the third-party provider. In accordance with the terms of the Merchant Services Agreement, the purchase option required us to provide one year's notice in order to terminate the agreement and to purchase the portfolio, subject to the negotiation of the final purchase agreement. We expect to purchase the CATHERINES credit card portfolio during the Fiscal 2006 First Quarter, and expect to fund the purchase using our securitization program, including a portion of the proceeds from the Series 2004-1 securitization.

         We lease substantially all of our operating stores under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.


FINANCING

Revolving Credit Facility

         We have a $300.0 million revolving credit facility (the "Facility") that provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for purchases of merchandise and for standby letters of credit. As of July 31, 2004, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization program, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and
(v) certain other assets. The Facility expires on August 15, 2008.

         The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.5% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of July 31, 2004, the interest rate on borrowings under the Facility was 4.25% for Prime Rate Loans and 2.98% for Eurodollar Rate Loans.

         The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50.0 million at any time within a fiscal quarter, that we maintain a minimum level of consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility). During the Fiscal 2005 Second Quarter, our excess and suppressed availability was above $50.0 million at all times. As of July 31, 2004, we were not in violation of any of the covenants included in the Facility.

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


MARKET RISK

         We manage our FASHION BUG proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card receivables portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the Trust. The finance charges on most of our proprietary credit card accounts are billed using a floating-rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The certificates issued under the securitization include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime rate. Additionally, as of July 31, 2004, the floating finance charge rate on the credit cards was below the contractual floor rate, thus exposing us to interest-rate risk on the portion of certificates that are funded at floating rates. In addition, as a result of the Trust entering into a series of fixed-rate interest rate hedge agreements with respect to the $161.1 million of certificates related to the issuance of Series 2004-1 (see "Off-Balance-Sheet Financing" above), we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2005, an increase of approximately $206 thousand in selling, general, and administrative expenses would result.

         As of July 31, 2004, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. A decrease in market interest rates would decrease our interest expense and increase our cash flows.

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


Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

         (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                           Total            Maximum
                                                           Number          Number of
                                                         of Shares        Shares that
                            Total                       Purchased as      May Yet be
                           Number         Average     Part of Publicly     Purchased
                          of Shares      Price Paid   Announced Plans    Under the Plans
        Period            Purchased      per Share     or Programs(2)    or Programs(2)
        ------            ---------      ---------     -----------       -----------
May 2, 2004 through
    May 29, 2004........  109,373(1)      $7.85(1)           -               -
May 30, 2004 through
    July 3, 2004........        0             -              -               -
July 4, 2004 through
    July 31, 2004.......        0             -              -               -
                          -------         -----
Total...................  109,373         $7.85              -               -
                          =======         =====
--------------------

(1) The shares of common stock we purchased during the four-week period ended May 29, 2004 include 109,246 shares at an average price of $7.85 per share received for payment of the exercise price of certain stock options exercised during the period, and 127 shares at an average price of $6.90 per share withheld for payment of payroll taxes on the issuance of employee stock awards issued during the period.

(2) In November 1997, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In March 1999, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. As of July 31, 2004, approximately 5,000,000 shares of our common stock remain available for repurchase under these programs. Our ability to exercise this authority is currently subject to certain restrictions by the terms of our revolving credit facility. As conditions may allow, and if consent is required or granted, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under this program during the three months ended July 31, 2004. The repurchase program has no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on June 24, 2004.

         Joseph L. Castle II, Pamela S. Lewis, and Katherine M. Hudson were nominated for election, in our Proxy Statement, to serve three-year terms as Class B Directors. The total number of shares represented at the Annual Meeting were 107,958,296 shares, representing 94.0% of the total number of shares outstanding as of the close of business on May 5, 2004 (the record date fixed by the Board of Directors). The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class B Directors nominated:

           Name                     Votes For               Votes Withheld
           ----                     ---------               --------------
   Joseph L. Castle, II            100,277,757                7,680,539
   Pamela S. Lewis                 100,284,429                7,673,867
   Katherine M. Hudson             100,267,011                7,691,285

         A proposal to approve the 2004 Stock Award and Incentive Plan, which was approved by the Board of Directors on April 30, 2004, was approved, with 75,350,784 votes for the proposal, 16,685,976 votes against the proposal, 259,165 abstentions, and 15,662,371 broker non-votes.


Item 6.  Exhibits

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

10.2 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.3 Amended and Restated Variable Deferred Compensation Plan for Executives, Effective December 23, 2003.

10.4 Fourth Amendment, dated as of August 5, 2004, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association (formerly known as First Union National Bank) as Trustee.

10.5 Series 2004-1 Supplement, dated as of August 5, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 (as amended on July 22, 1999, on May 8, 2001 and on August 5,
         2004), among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, on behalf of the Series 2004-1 Certificateholders, for $180,000,000 Charming Shoppes Master Trust Series 2004-1.

10.6 Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay's Capital Inc. (as representative of the Initial Purchasers).

10.7 Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder.

10.8 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern.

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      August 27, 2004                 /S/ Dorrit J. Bern
                                           ------------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      August 27, 2004                 /S/ Eric M. Specter
                                           -------------------
                                           Eric M. Specter
                                           Executive Vice President
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

  10.2 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

  10.3 Amended and Restated Variable Deferred Compensation Plan for Executives, Effective December 23, 2003.

  10.4 Fourth Amendment, dated as of August 5, 2004, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association (formerly known as First Union National Bank) as Trustee.

  10.5 Series 2004-1 Supplement, dated as of August 5, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 (as amended on July 22, 1999, on May 8, 2001 and on August 5, 2004), among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, on behalf of the Series 2004-1 Certificateholders, for $180,000,000 Charming Shoppes Master Trust Series 2004-1.

  10.6 Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay's Capital Inc. (as representative of the Initial Purchasers).

  10.7 Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder.

  10.8 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern.

  31.1 Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.