Form 10-Q
period 2004-10-30
CHARMING SHOPPES INC
filed 2004-12-01
CIK 19353

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

                 For the quarterly period ended October 30, 2004

                                       or

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

                       450 WINKS LANE, BENSALEM, PA 19020
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)

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

     The number of shares outstanding of the issuer's Common Stock (par value $.10 per share), as of November 23, 2004, was 118,909,938 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)..................................   2

Condensed Consolidated Balance Sheets
          October 30, 2004 and January 31, 2004.............................   2

Condensed Consolidated Statements of Operations and Comprehensive Income
          Thirteen weeks ended October 30, 2004 and November 1, 2003........   3
          Thirty-nine weeks ended October 30, 2004 and November 1, 2003.....   4

Condensed Consolidated Statements of Cash Flows
          Thirty-nine weeks ended October 30, 2004 and November 1, 2003.....   5

Notes to Condensed Consolidated Financial Statements........................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  14

Forward-looking Statements..................................................  14

Critical Accounting Policies................................................  16

Results of Operations.......................................................  16

Liquidity and Capital Resources.............................................  22

Financing                                                                     26

Market Risk.................................................................  27

Impact of Recent Accounting Pronouncements..................................  28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  28

Item 4.   Controls and Procedures...........................................  28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  29

Item 5.   Other Information.................................................  30

Item 6.   Exhibits..........................................................  30

SIGNATURES..................................................................  32

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      October 30,    January 31,
(Dollars in thousands, except share amounts)                             2004           2004
                                                                         ----           ----
                                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents .......................................... $   202,878    $   123,781
Available-for-sale securities ......................................      53,468         55,688
Merchandise inventories ............................................     378,955        309,995
Deferred taxes .....................................................      19,693         19,902
Prepayments and other ..............................................      77,143         57,494
                                                                     -----------    -----------
Total current assets ...............................................     732,137        566,860
                                                                     -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........     737,839        705,257
Less accumulated depreciation and amortization .....................     426,666        386,633
                                                                     -----------    -----------
Net property, equipment, and leasehold improvements ................     311,173        318,624
                                                                     -----------    -----------

Trademarks and other intangible assets .............................     169,983        170,478
Goodwill ...........................................................      66,956         66,956
Available-for-sale securities ......................................       2,249         14,521
Other assets .......................................................      31,709         27,440
                                                                     -----------    -----------
Total assets ....................................................... $ 1,314,207    $ 1,164,879
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ................................................... $   167,244    $   135,777
Accrued expenses ...................................................     150,693        138,166
Income taxes payable ...............................................       1,956          1,128
Current portion - long-term debt ...................................      22,558         17,278
Accrued expenses related to cost reduction plan ....................       2,984          2,596
                                                                     -----------    -----------
Total current liabilities ..........................................     345,435        294,945
                                                                     -----------    -----------

Deferred taxes and other non-current liabilities ...................      68,837         62,030
Long-term debt .....................................................     203,223        202,819

Stockholders' equity
Common Stock $.10 par value:
Authorized - 300,000,000 shares
Issued - 130,417,498 shares and 125,526,573 shares, respectively ...      13,042         12,553
Additional paid-in capital .........................................     235,785        201,798
Treasury stock at cost - 12,265,993 shares .........................     (84,136)       (84,136)
Deferred employee compensation .....................................      (7,444)        (2,539)
Accumulated other comprehensive loss ...............................          (7)          (365)
Retained earnings ..................................................     539,472        477,774
                                                                     -----------    -----------
Total stockholders' equity .........................................     696,712        605,085
                                                                     -----------    -----------
Total liabilities and stockholders' equity ......................... $ 1,314,207    $ 1,164,879
                                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                            Thirteen Weeks Ended
                                                                            --------------------
                                                                          October 30,  November 1,
(In thousands, except per share amounts)                                     2004         2003
                                                                             ----         ----
Net sales .............................................................   $ 541,759    $ 530,291
                                                                          ---------    ---------

Cost of goods sold, buying, and occupancy expenses ....................     377,457      382,273
Selling, general, and administrative expenses .........................     149,769      140,600
Expenses related to cost reduction plan ...............................         605          148
                                                                          ---------    ---------
Total operating expenses ..............................................     527,831      523,021
                                                                          ---------    ---------

Income from operations ................................................      13,928        7,270

Other income, principally interest ....................................         783          344
Interest expense ......................................................      (3,876)      (4,123)
                                                                          ---------    ---------

Income before income taxes and minority interest ......................      10,835        3,491
Income tax provision ..................................................       3,803        1,341
                                                                          ---------    ---------
Income before minority interest .......................................       7,032        2,150
Minority interest in net loss of consolidated subsidiary ..............           0            9
                                                                          ---------    ---------

Net income ............................................................       7,032        2,159
                                                                          ---------    ---------

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities, net of
  of income tax (provision) benefit of $(49) and $66, respectively ....          77         (102)
Reclassification of amortization of deferred loss on termination of
  derivative, net of income tax benefit of $(6) and $(46), respectively          11           85
                                                                          ---------    ---------
Total other comprehensive income (loss), net of tax ...................          88          (17)
                                                                          ---------    ---------

Comprehensive income ..................................................   $   7,120    $   2,142
                                                                          =========    =========

Basic net income per share ............................................   $     .06    $     .02
                                                                          =========    =========

Diluted net income per share ..........................................   $     .06    $     .02
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                              Thirty-nine Weeks Ended
                                                                              -----------------------
                                                                             October 30,    November 1,
(In thousands, except per share amounts)                                        2004           2003
                                                                                ----           ----
Net sales ...............................................................   $ 1,746,234    $ 1,700,033
                                                                            -----------    -----------

Cost of goods sold, buying, and occupancy expenses ......................     1,208,592      1,206,186
Selling, general, and administrative expenses ...........................       431,260        422,764
Expenses related to cost reduction plan .................................           605         10,968
                                                                            -----------    -----------
Total operating expenses ................................................     1,640,457      1,639,918
                                                                            -----------    -----------

Income from operations ..................................................       105,777         60,115

Other income, principally interest ......................................         1,592          1,308
Interest expense ........................................................       (11,639)       (11,777)
                                                                            -----------    -----------

Income before income taxes and minority interest ........................        95,730         49,646
Income tax provision ....................................................        34,032         19,295
                                                                            -----------    -----------
Income before minority interest .........................................        61,698         30,351
Minority interest in net loss of consolidated subsidiary ................             0            142
                                                                            -----------    -----------

Net income ..............................................................        61,698         30,493
                                                                            -----------    -----------

Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale securities, net of
  income tax (provision) benefit of $(147) and $77, respectively ........           230           (120)
Reclassification of amortization of deferred loss on termination of
  derivative, net of income tax benefit of $(69) and $(138), respectively           128            256
                                                                            -----------    -----------
Total other comprehensive income, net of tax ............................           358            136
                                                                            -----------    -----------

Comprehensive income ....................................................   $    62,056    $    30,629
                                                                            ===========    ===========

Basic net income per share ..............................................   $       .53    $       .27
                                                                            ===========    ===========

Diluted net income per share ............................................   $       .49    $       .26
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Thirty-nine Weeks Ended
                                                          -----------------------
                                                          October 30,  November 1,
(In thousands)                                               2004         2003
                                                             ----         ----
Operating activities
Net income .............................................. $  61,698    $  30,493
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .........................    51,426       56,714
  Tax benefit related to stock plans ....................     4,187            0
  Deferred income taxes .................................     4,914       11,015
  Loss from disposition of capital assets ...............       646        1,363
  Other, net ............................................       185         (142)
  Changes in operating assets and liabilities:
    Merchandise inventories .............................   (68,960)    (121,698)
    Accounts payable ....................................    31,467       47,601
    Prepayments and other ...............................   (19,649)      13,382
    Accrued expenses and other ..........................    14,412       (8,007)
    Income taxes payable ................................       828       (6,343)
    Accrued expenses related to cost reduction plan .....       388        2,877
                                                          ---------    ---------
Net cash provided by operating activities ...............    81,542       27,255
                                                          ---------    ---------

Investing activities
Investment in capital assets ............................   (35,176)     (39,376)
Proceeds from sales of available-for-sale securities ....    45,571       24,971
Gross purchases of available-for-sale securities ........   (30,887)     (30,075)
Increase in other assets ................................    (5,610)      (3,632)
                                                          ---------    ---------
Net cash used by investing activities ...................   (26,102)     (48,112)
                                                          ---------    ---------

Financing activities
Proceeds from short-term borrowings .....................   150,298      173,213
Repayments of short-term borrowings .....................  (150,298)    (173,213)
Proceeds from long-term borrowings ......................    13,098        1,053
Repayments of long-term borrowings ......................   (12,813)     (10,792)
Proceeds from issuance of common stock ..................    23,722          857
Payments of deferred financing costs ....................      (350)           0
                                                          ---------    ---------
Net cash provided/(used) by financing activities ........    23,657       (8,882)
                                                          ---------    ---------

Increase (decrease) in cash and cash equivalents ........    79,097      (29,739)
Cash and cash equivalents, beginning of period ..........   123,781      102,026
                                                          ---------    ---------
Cash and cash equivalents, end of period ................ $ 202,878    $  72,287
                                                          =========    =========

Non-cash financing and investing activities
Equipment acquired through capital leases ............... $   5,399    $   9,210
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

     We have prepared our condensed consolidated balance sheet as of October 30, 2004, and our condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003, without audit. In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 31, 2004 Annual Report on Form 10-K. The results of operations for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2005" and "Fiscal 2004" refer to our fiscal year ending January 29, 2005 and our fiscal year ended January 31, 2004, respectively. The terms "Fiscal 2005 Third Quarter" and "Fiscal 2004 Third Quarter" refer to the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively. The terms "Fiscal 2004 First Quarter" and "Fiscal 2004 Second Quarter" refer to the thirteen weeks ended May 3, 2003 and August 2, 2003, respectively. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

     We account for cash consideration received from vendors in accordance with the provisions of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." For interim reporting, we generally defer markdown allowances and recognize them in the period in which markdown expenses are recognized. Inasmuch as the markdown allowances at the date of purchase are intended to compensate us for future markdowns taken at the time of sale, we defer the recognition of markdown allowances during the interim periods in order to better match the recognition of markdown allowances to the period that the related markdown expenses are recorded.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements (Continued)

     The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under FASB Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation":

                                                 Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                                 --------------------   -----------------------
(In thousands, except per                       October 30, November 1, October 30, November 1,
share amounts)                                     2004        2003        2004        2003
                                                   ----        ----        ----        ----
Net income as reported ......................... $  7,032    $  2,159    $ 61,698    $ 30,493
Add stock-based employee compensation
  using intrinsic value method, net
  of income taxes ..............................      317         245       1,081         745
Less stock-based employee compensation
  using fair value method, net of
  income taxes .................................     (982)       (810)     (2,780)     (2,494)
                                                 --------    --------    --------    --------
Pro forma net income ........................... $  6,367    $  1,594    $ 59,999    $ 28,744
                                                 ========    ========    ========    ========

Basic net income per share:
  As reported .................................. $    .06    $    .02    $    .53    $    .27
  Pro forma ....................................      .05         .01         .52         .26
Diluted net income per share:
  As reported ..................................      .06         .02         .49         .26
  Pro forma ....................................      .05         .01         .48         .25


Note 2.  Trademarks and Other Intangible Assets

                                                       October 30,   January 31,
(In thousands)                                            2004          2004
                                                          ----          ----
Trademarks, tradenames, and internet domain names .... $  168,800    $  168,800
Customer lists and covenant not to compete ...........      3,300         3,300
                                                       ----------    ----------
Total at cost ........................................    172,100       172,100
Less accumulated amortization of customer lists and
  covenant not to compete ............................      2,117         1,622
                                                       ----------    ----------
Net trademarks and other intangible assets ........... $  169,983    $  170,478
                                                       ==========    ==========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 3.  Long-term Debt

                                                       October 30,   January 31,
(In thousands)                                            2004          2004
                                                          ----          ----
4.75% Senior Convertible Notes, due June 2012 ........ $  150,000    $  150,000
Capital lease obligations ............................     33,331        37,934
6.07% mortgage note, due October 2014 ................     12,955             0
6.53% mortgage note, due November 2012 ...............     11,200        12,250
7.77% mortgage note, due December 2011 ...............      9,686        10,039
7.5% mortgage note, due March 2005 ...................      5,666         5,840
8.15% note, due December 2004 ........................      1,483         2,494
Other long-term debt .................................      1,460         1,540
                                                       ----------    ----------
Total long-term debt .................................    225,781       220,097
Less current portion .................................     22,558        17,278
                                                       ----------    ----------
Long-term debt ....................................... $  203,223    $  202,819
                                                       ==========    ==========

     On October 6, 2004, we borrowed $13,000,000 under a 6.07% mortgage note (the "Note"). Repayment of the Note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,800,000 at the end of 10 years. The Note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The Note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility.


Note 4.  Stockholders' Equity

                                                                     Thirty-nine
                                                                     Weeks Ended
                                                                     October 30,
(Dollars in thousands)                                                   2004
                                                                         ----
Total stockholders' equity, beginning of period .................... $  605,085
Net income .........................................................     61,698
Issuance of common stock (4,890,925 shares) ........................     23,722
Tax benefit related to stock plans .................................      4,187
Amortization of deferred compensation expense ......................      1,662
Amortization of deferred loss on termination of derivative,
  net of tax .......................................................        128
Unrealized gains on available-for-sale securities, net of tax ......        230
                                                                     ----------
Total stockholders' equity, end of period .......................... $  696,712
                                                                     ==========

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

     During the Fiscal 2004 First Quarter, we introduced a new FASHION BUG(R) customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During the thirteen weeks and thirty-nine weeks ended October 30, 2004, we recognized revenues of $1,843,000 and $5,548,000, respectively, in connection with this program. During the thirteen weeks and thirty-nine weeks ended November 1, 2003, we recognized revenues of $2,517,000 and $5,308,000, respectively, in connection with this program. As of October 30, 2004 and January 31, 2004, we accrued $700,000 and $1,200,000, respectively, for the estimated costs of discounts earned and coupons issued and not redeemed.

     Our CATHERINES(R) brand also offers a loyalty card program. During the thirteen weeks and thirty-nine weeks ended October 30, 2004, we recognized revenues of $1,879,000 and $5,620,000, respectively, in connection with this program. During the thirteen weeks and thirty-nine weeks ended November 1, 2003, we recognized revenues of $1,876,000 and $5,682,000, respectively, in connection with this program.

     Under a previous FASHION BUG customer loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. During the thirteen weeks and thirty-nine weeks ended November 1, 2003, we recognized revenues of $401,000 and $6,709,000, respectively, in connection with this program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during the Fiscal 2004 Second Quarter.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 6.  Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The total costs recognized during Fiscal 2004 related to this plan were $11,534,000, with $148,000 of the costs recognized during the thirteen weeks ended November 1, 2003 and $10,968,000 of the costs recognized during the thirty-nine weeks ended November 1, 2003.

     Costs incurred during the thirteen weeks and thirty-nine weeks ended November 1, 2003 consisted of the following:

                                                        Thirteen     Thirty-nine
                                                       Weeks Ended   Weeks Ended
                                                       November 1,   November 1,
(In thousands)                                            2003          2003
                                                          ----          ----
Workforce reduction costs ............................ $        0    $    3,059
Lease termination and related costs ..................        131         3,571
Acceleration of depreciation of property, equipment,
  and leasehold improvements .........................          0         3,703
Other facility closure costs .........................         17           635
                                                       ----------    ----------
Total costs .......................................... $      148    $   10,968
                                                       ==========    ==========

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the Fiscal 2004 First Quarter. During the Fiscal 2004 First Quarter, we terminated 118 employees at our corporate and divisional home offices. During the Fiscal 2004 Second Quarter, we terminated 231 employees in connection with the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining Monsoon(R) stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at our Hollywood, Florida credit facility, reduced by estimated sublease income. We recognized the present value of the remaining lease obligations, less estimated sublease income, related to the Hollywood facility in June 2003 when we closed the facility.

     Accelerated depreciation costs mainly represent the acceleration of depreciation of the net book value of the assets at our Memphis, Tennessee distribution center and our Hollywood, Florida credit facility, which we closed in June 2003, to their estimated fair values. During the Fiscal 2004 First Quarter, we made the decision to sell our Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its expected cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated useful life. Subsequent to October 30, 2004, we entered into an agreement to lease the Memphis facility to a third party for a three-year period.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 6.  Expenses Related to Cost Reduction Plan (Continued)

     As of January 31, 2004, the accrued lease termination costs related to the closing of the Hollywood facility were $2,596,000. In October 2004, in accordance with SFAS No. 146, we revised our estimated sublease income on the remaining lease obligation for the Hollywood facility and recognized an additional expense of $605,000. As of October 30, 2004, the accrued lease termination costs related to the closing of the Hollywood facility were $2,984,000.


Note 7.  Net Income Per Share

                                                 Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                                 --------------------   -----------------------
                                                October 30, November 1, October 30, November 1,
(In thousands)                                     2004        2003        2004        2003
                                                   ----        ----        ----        ----
Basic weighted average common shares
  outstanding ..................................  117,217     112,533     115,474     112,438
Dilutive effect of assumed conversion of
  convertible notes ............................        0           0      15,182      15,182
Dilutive effect of stock options and awards ....    1,416       2,423       1,744       1,139
                                                 --------    --------    --------    --------
Diluted weighted average common shares
  and equivalents outstanding ..................  118,633     114,956     132,400     128,759
                                                 ========    ========    ========    ========

Net income ..................................... $  7,032    $  2,159    $ 61,698    $ 30,493
Decrease in interest expense from assumed
  conversion of notes, net of income taxes .....        0           0       3,404       3,248
                                                 --------    --------    --------    --------
Net income used to determine diluted net
   income per share ............................ $  7,032    $  2,159    $ 65,102    $ 33,741
                                                 ========    ========    ========    ========

Options with weighted average exercise price
  greater than market price, excluded
  from computation of net income per share:
  Number of shares (in thousands)...............      446       7,542         432       8,351
  Weighted average exercise price
    per share...................................    $8.23       $6.67       $8.28       $6.64

     The effect of an assumed conversion of our 4.75% senior convertible notes into 15.2 million shares of our common stock was excluded from the calculation of diluted net income per share for the thirteen weeks ended October 30, 2004 and November 1, 2003 because the effect would have been anti-dilutive.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 8.  Income Taxes

     The effective income tax rate was 35.6% for the thirty-nine weeks ended October 30, 2004, as compared to 38.9% for the thirty-nine weeks ended November 1, 2003. The lower effective tax rate for the thirty-nine weeks ended October 30, 2004 is primarily the result of finalizing certain prior-year tax audits. The tax rate for the thirty-nine weeks ended November 1, 2003 was affected by a provision for taxes related to one of our corporate-owned life insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.

     On October 22, 2004, the President of the United States of America signed into law H.R. 4250, "The American Jobs Creation Act of 2004" (the "Act"), which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company's international operations. The Act provides for the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period. As of October 30, 2004, the U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. We are currently evaluating the effects of the Act, and have not determined the effect, if any, that it will have on our financial condition and results of operations.


Note 9.  Asset Securitization

     On August 5, 2004, in connection with our asset securitization program, the Charming Shoppes Master Trust (the "Trust") issued $180,000,000 of new five-year asset-backed certificates ("Series 2004-1") in a private placement under Rule 144A. Of the $180,000,000 of certificates issued, we sold $161,100,000 to investors and we held $18,900,000 as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate hedge agreements with respect to the $161,100,000 of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. On August 5, 2004, the Trust used $61,500,000 of the proceeds to pay down other securitization series and placed the remaining proceeds of $118,500,000 into a pre-funding cash account. We are using the proceeds from this pre-funding cash account to pay down Series 1999-1 (which is currently in its amortization period) as well as provide financing for additional receivables. On August 24, 2004, we sold to investors $9,450,000 of the $18,900,000 we held as a retained interest. During the Fiscal 2005 Third Quarter, the Trust used $36,800,000 of cash from the pre-funding cash account to fund the Series 1999-1 amortization.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 10.  Impact of Recent Accounting Pronouncements

     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." A variable interest entity ("VIE") is a legal entity used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to finance its activities without additional subordinated financial support from other parties. Consolidation of a VIE by a variable interest holder is required if the variable interest holder is subject to a majority of the VIE's residual returns, risk of loss, or both. Qualifying special purpose entities ("QSPEs") subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are excluded from the scope of FIN No. 46. Adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. As used in this management's discussion and analysis, the terms "Fiscal 2005" and "Fiscal 2004" refer to our fiscal year ending January 29, 2005 and our fiscal year ended January 31, 2004, respectively. The terms "Fiscal 2005 Third Quarter" and "Fiscal 2004 Third Quarter" refer to the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively. The terms "Fiscal 2005 First Quarter" and "Fiscal 2005 Fourth Quarter" refer to the thirteen weeks ended May 1, 2004 and the thirteen weeks ending January 29, 2005, respectively. The terms "Fiscal 2004 First Quarter," "Fiscal 2004 Second Quarter," and "Fiscal 2004 Fourth Quarter" refer to the thirteen weeks ended May 3, 2003, August 2, 2003, and January 31, 2004, respectively. The term "Fiscal 2006 First Quarter" refers to the thirteen weeks ending April 30, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


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

o A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our apparel and accessories in the future.

o The women's specialty retail apparel industry is highly competitive and we may be unable to compete successfully against existing or future competitors.

o We cannot assure the successful implementation of our business plan for increased profitability and growth in our plus-size women's apparel business.

o Our business plan is largely dependent upon continued growth in the plus-size women's apparel market, which may not occur.

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

o We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization program. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores would be adversely affected.

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

o Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports beginning with the fiscal year ending January 29, 2005. Our independent accountants are also required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005. If we fail to timely complete this assessment, or if our independent accountants cannot timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

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


RESULTS OF OPERATIONS

     The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                              Thirteen Weeks Ended     Percentage  Thirty-nine Weeks Ended   Percentage
                              --------------------       Change    -----------------------     Change
                             October 30,  November 1,  From Prior  October 30,  November 1,  From Prior
                                2004          2003       Period       2004         2003        Period
                                ----          ----       ------       ----         ----        ------
Net sales....................  100.0%        100.0%        2.2%      100.0%       100.0%         2.7%
Cost of goods sold,
  buying, and
  occupancy expenses.........   69.7          72.1        (1.1)       69.2         71.0          0.2
Selling, general, and
  administrative expenses....   27.6          26.5         6.0        24.7         24.9          2.0
Expenses related to cost
  reduction plan.............    0.1            -        308.8          -           0.7        (94.5)
Income from operations.......    2.6           1.4        91.6         6.1          3.5         76.0
Other income,
  principally interest.......    0.1           0.1       127.6         0.1          0.1         21.7
Interest expense.............    0.7           0.8        (6.0)        0.7          0.7         (1.2)
Income tax provision.........    0.7           0.3       183.6         1.9          1.1         76.4
Net income...................    1.3           0.4       225.7         3.5          1.8        102.3
--------------------

Results may not add due to rounding.

     The following table shows our net sales by store brand:

                             Thirteen Weeks Ended      Thirty-nine Weeks Ended
                             --------------------      -----------------------
                           October 30,   November 1,   October 30,   November 1,
(In millions)                 2004          2003          2004          2003
                              ----          ----          ----          ----
FASHION BUG(R) .......... $    237.6    $    247.9    $    789.9    $    797.9
LANE BRYANT(R) ..........      230.0         206.7         714.8         652.6
CATHERINES(R) ...........       74.2          75.7         241.5         247.8
Other (1) ...............        0.0           0.0           0.0           1.7
                          ----------    ----------    ----------    ----------
Total net sales ......... $    541.8    $    530.3    $  1,746.2    $  1,700.0
                          ==========    ==========    ==========    ==========
--------------------

(1) Sales attributable to Monsoon/Accessorize stores, which were closed during Fiscal 2004.

     The following table shows additional information related to changes in our net sales:

                                                Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                --------------------     -----------------------
                                               October 30,  November 1,  October 30,  November 1,
                                                  2004         2003         2004         2003
                                                  ----         ----         ----         ----
Increase (decrease) in comparable
  store sales(1):
  Consolidated Company.......................      1%           0%           2%          (3)%
  FASHION BUG................................     (3)           6            2            2
  LANE BRYANT................................      7           (5)           5           (9)
  CATHERINES.................................     (5)          (5)          (5)          (1)

Sales from new stores as a percentage
  of total consolidated prior-period sales:
  FASHION BUG................................      1            1            1            1
  LANE BRYANT................................      3            3            3            3
  CATHERINES.................................      1            1            1            1

Prior-period sales from closed stores as a
  percentage of total consolidated
  prior-period sales:
  FASHION BUG................................     (2)          (4)          (2)          (5)
  LANE BRYANT................................     (1)          (1)          (1)          (1)
  CATHERINES.................................     (1)          (1)          (1)          (2)

Increase (decrease) in total sales...........      2           (2)           3           (6)
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

     The following table sets forth information with respect to our store activity for the first three quarters of Fiscal 2005 and planned store activity for all of Fiscal 2005 (including the first three quarters of Fiscal 2005):

                                        FASHION      LANE
                                          BUG       BRYANT   CATHERINES   Total
                                          ---       ------   ----------   -----
Fiscal 2005 Year-to-Date:
Stores at January 31, 2004 ............. 1,051        710        466      2,227
                                         -----      -----      -----      -----
Stores opened ..........................     3         25         13         41
Stores closed ..........................   (17)        (6)        (4)       (27)
                                         -----      -----      -----      -----
Net change in stores ...................   (14)        19          9         14
                                         -----      -----      -----      -----
Stores at October 30, 2004 ............. 1,037        729        475      2,241
                                         =====      =====      =====      =====

Stores relocated during period .........    19         13          7         39
Stores remodeled during period .........     3          9          0         12

Fiscal 2005:
Planned store openings .................     5         31         15         51
Planned store closings .................    27         18         11         56
Planned store relocations ..............    21         14          9         44

Comparison of Thirteen Weeks Ended October 30, 2004 and November 1, 2003

Net Sales

     The increase in net sales from the Fiscal 2004 Third Quarter to the Fiscal 2005 Third Quarter resulted primarily from an increase in comparable store sales at our LANE BRYANT brand, which was partially offset by a decrease in comparable store sales at our FASHION BUG and CATHERINES brands. We operated 2,241 retail stores at the end of the Fiscal 2005 Third Quarter, as compared to 2,257 stores at the end of the Fiscal 2004 Third Quarter.

     The increase in LANE BRYANT comparable store sales exceeded our sales plan for the quarter. Improvements in the merchandise assortments offered at LANE BRYANT during the Fiscal 2005 Third Quarter resulted in improved sales performance as compared to the Fiscal 2004 Third Quarter. Although we experienced relatively flat traffic levels in our LANE BRYANT stores during the current-year quarter, we experienced an increase in the average dollar sale per transaction. The average dollar sale per transaction increased as a result of both an improved average retail value per unit sold and an increase in the average number of units sold per customer ("UPC"). The improved average retail value per unit sold reflected reduced levels of promotional pricing during the current-year quarter. LANE BRYANT experienced comparable store sales increases for the quarter in wear-to-work and intimate apparel, and accessories.

     FASHION BUG comparable store sales did not meet our sales plan for the quarter. Negative comparable store sales performance was a result of weaker store traffic levels during the current-year quarter, combined with a slightly higher average dollar sale per transaction. The average dollar sale per transaction for the quarter reflected a decrease in the average retail value per unit sold as a result of increased promotional activity that was offset by an increase in the average UPC. FASHION BUG stores experienced sales decreases in most major merchandise categories, which were partially offset by increases in maternity and girls, two new categories added to the brand during the Fiscal 2004 Fourth Quarter.

     CATHERINES comparable store sales for the Fiscal 2005 Third Quarter were also below our sales plan for the quarter. The decrease in sales at CATHERINES was primarily a result of continued disappointing performance in the dress and wear-to-work categories. Negative comparable store sales performance was primarily a result of a decrease in the average dollar sale per transaction during the current-year period. The average dollar sale per transaction for the quarter reflected an increase in the average UPC that was more than offset by a decrease in the average retail value per unit sold as a result of higher levels of promotional pricing during the current-year quarter.

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

     During the Fiscal 2004 First Quarter, we introduced a new FASHION BUG customer loyalty card program that is being operated under our FASHION BUG proprietary credit card program. During the Fiscal 2005 Third Quarter and Fiscal 2004 Third Quarter, we recognized revenues of $1.8 million and $2.5 million, respectively, in connection with this program. During the Fiscal 2005 Third Quarter and Fiscal 2004 Third Quarter, we also recognized revenues of $1.9 million and $1.9 million, respectively, in connection with our CATHERINES loyalty card program.

Cost of Goods Sold, Buying, and Occupancy

     The decrease in cost of goods sold, buying, and occupancy expenses from the Fiscal 2004 Third Quarter to the Fiscal 2005 Third Quarter principally reflects improved merchandise margins at our Lane Bryant and Fashion Bug brands and reduced buying and occupancy expenses. Cost of goods sold as a percentage of net sales was 1.5% lower in the Fiscal 2005 Third Quarter as compared to the Fiscal 2004 Third Quarter. Improved merchandise offerings at our LANE BRYANT brand during the Fiscal 2005 Third Quarter resulted in increased merchandise margins for the brand as compared to the Fiscal 2004 Third Quarter, which was negatively affected by higher levels of promotional activity. Fashion Bug merchandise margins also improved in the Fiscal 2005 Third Quarter. CATHERINES merchandise margins decreased slightly as a result of increased promotional activity during the current-year period. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales were 0.9% lower in the Fiscal 2005 Third Quarter as compared to the Fiscal 2004 Third Quarter, primarily as a result of leverage on relatively fixed occupancy costs and cost savings from the consolidation of our LANE BRYANT and CATHERINES distribution centers into our White Marsh, Maryland facility. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were higher in the Fiscal 2005 Third Quarter as compared to the Fiscal 2004 Third Quarter, and were 1.1% higher as a percentage of net sales. The increase was primarily a result of higher expenses related to incentive-based employee compensation programs and the purchase during the Fiscal 2005 Third Quarter of life insurance policies for certain executives to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers. See "Part II. Other Information; Item 5. Other Information" below for further information with respect to the purchase of the life insurance policies. These increases were partially offset by leverage on the increase in net sales and improved performance of our FASHION BUG credit card operations, which continued to experience favorable trends in delinquencies during the Fiscal 2005 Third Quarter. Selling expenses for the Fiscal 2005 Third Quarter were 0.4% lower as a percentage of sales, while general and administrative expenses were 1.5% higher as a percentage of net sales.

Income Tax Provision

     The effective income tax rate was 35.1% in the Fiscal 2005 Third Quarter, as compared to 38.4% in the Fiscal 2004 Third Quarter. The tax rate for the Fiscal 2004 Third Quarter was affected by a provision for taxes related to one of our corporate-owned life insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.

Comparison of Thirty-nine Weeks Ended October 30, 2004 and November 1, 2003

Net Sales

     The increase in net sales from the first three quarters of Fiscal 2004 to the first three quarters of Fiscal 2005 resulted primarily from positive comparable store sales results at our LANE BRYANT and FASHION BUG brands, which were partially offset by negative comparable store sales results at our CATHERINES brand.

     LANE BRYANT stores experienced an increase in the average dollar sale per transaction, and to a lesser extent, an increase in the average number of transactions per store. The average dollar sale per transaction benefited from both an increase in the average retail value per unit sold, reflecting reduced levels of promotional pricing for the brand as compared to the prior-year period, and the average number of units sold per customer ("UPC"). LANE BRYANT experienced comparable store sales increases in all major merchandise categories, especially wear-to-work and intimate apparel. During the first three quarters of Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, its product offering and had to maintain higher levels of promotional pricing. Continued improvements in the merchandise assortments offered at LANE BRYANT resulted in improved sales performance during the first three quarters of Fiscal 2005.

     For FASHION BUG stores, stronger traffic levels during the current-year period were partially offset by a slightly lower average dollar sale per transaction. For the current thirty-nine week period, an increase in the average UPC was offset by a decrease in the average retail value per unit sold. FASHION BUG stores experienced increases in sales of misses sportswear, intimate apparel, and accessories, which were offset by decreases in sales of junior sportswear, dresses, coats, and footwear. FASHION BUG store sales for the current-year period benefited from sales of maternity and girls, two new categories added to the brand during the Fiscal 2004 Fourth Quarter.

     CATHERINES stores experienced weaker traffic levels and a lower average dollar sale per transaction during the current-year period. An increase in the average UPC was more than offset by a decrease in the average retail value per unit sold, reflecting higher levels of promotional pricing during the current-year period. The decrease in sales at CATHERINES was primarily a result of disappointing performance in the dress and wear-to-work categories.

     During the first three quarters of Fiscal 2005, we recognized revenues of $5.5 million in connection with our FASHION BUG customer loyalty card program, as compared to revenues of $5.3 million for the first three quarters of Fiscal 2004. During the first three quarters of Fiscal 2005 and Fiscal 2004, we also recognized revenues of $5.6 million and $5.7 million, respectively, in connection with our CATHERINES loyalty card program. During the first three quarters of Fiscal 2004, we also recognized revenues of $6.7 million in connection with a previous Fashion Bug loyalty card program that was terminated during the Fiscal 2004 Second Quarter.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses for the first three quarters of Fiscal 2005 were approximately equal to the first three quarters of Fiscal 2004, and were 1.8% lower as a percentage of sales in the current-year period as compared to the prior-year period. Cost of goods sold as a percentage of net sales was 0.9% lower in the first three quarters of Fiscal 2005 as compared to the first three quarters of Fiscal 2004. Improved merchandise margins at our LANE BRYANT brand and FASHION BUG brands were partially offset by a decrease in merchandise margins at our CATHERINES brand. Margins at the CATHERINES brand for the first three quarters of Fiscal 2005 were negatively affected by increased promotional activity that resulted from reduced traffic levels during the current period. As discussed above, margins at our LANE BRYANT brand for the first three quarters of Fiscal 2004 were negatively affected by higher levels of promotional activity. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales were 0.9% lower in the first three quarters of Fiscal 2005 as compared to the first three quarters of Fiscal 2004, primarily a result of leverage on relatively fixed occupancy costs and cost savings from the consolidation of our LANE BRYANT and CATHERINES distribution centers into our White Marsh, Maryland facility. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were higher in the first three quarters of Fiscal 2005 as compared to the first three quarters of Fiscal 2004, but were 0.2% lower as a percentage of net sales. The increase in selling, general, and administrative expenses was primarily a result of higher expenses related to incentive-based employee compensation programs and the purchase during the Fiscal 2005 Third Quarter of life insurance policies for certain executives to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers. See "Part II. Other Information; Item 5. Other Information" below for further information with respect to the purchase of the life insurance policies. These increases were partially offset by improved performance of our FASHION BUG credit card operations, which experienced favorable trends in delinquencies during the current-year period, and leverage from the increase in net sales. Selling expenses for the first three quarters of Fiscal 2005 were 0.5% lower as a percentage of net sales, while general and administrative expenses were 0.3% higher as a percentage of net sales.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. See "Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 6. Expenses Related to Cost Reduction Plan" above and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 14. Expenses Related to Cost Reduction Plan" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 for details of this program. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The cost reduction plan was substantially completed during Fiscal 2004. The total costs recognized during Fiscal 2004 related to this plan were $11.5 million, with $11.0 million of the costs recognized during the thirty-nine weeks ended November 1, 2003.

     In October 2004, in accordance with SFAS No. 146, we revised our estimated sublease income on the remaining lease obligation for our Hollywood, Florida credit facility, which we closed in June 2003 as part of the cost reduction plan. As a result of this revision we recognized an additional expense of $605,000 during the thirteen weeks and thirty-nine weeks ended October 30, 2004.

     During the Fiscal 2004 First Quarter, we made the decision to sell our Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its expected cease-use date of June 2003. During the Fiscal 2004 Third Quarter, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated remaining useful life. Subsequent to October 30, 2004, we entered into an agreement to lease the Memphis facility to a third party for a three-year period.

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

Income Tax Provision

     The effective income tax rate was 35.6% in the first three quarters of Fiscal 2005, as compared to 38.9% in the first three quarters of Fiscal 2004. The lower effective tax rate in Fiscal 2005 is primarily the result of finalizing certain prior-year tax audits. We expect the effective income tax rate for Fiscal 2005 to be approximately 35.9%. The tax rate for the first three quarters of Fiscal 2004 was affected by a provision for taxes related to one of our corporate-owned life insurance programs, which we settled with the Internal Revenue Service during the second half of Fiscal 2004.

     On October 22, 2004, the President of the United States of America signed into law H.R. 4250, "The American Jobs Creation Act of 2004" (the "Act"), which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company's international operations. The Act provides for the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period. As of October 30, 2004, the U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. We are currently evaluating the effects of the Act, and have not determined the effect, if any, that it will have on our financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

                                                       October 30,   January 31,
(Dollars in millions)                                     2004          2004
                                                          ----          ----
Cash and cash equivalents ............................ $    202.9    $    123.8
Long-term available-for-sale securities .............. $      2.2    $     14.5
Working capital ...................................... $    386.7    $    271.9
Current ratio ........................................        2.1           1.9
Long-term debt to equity ratio .......................       29.2%         33.5%

     Our net cash provided by operating activities was $81.5 million for the first three quarters of Fiscal 2005, as compared to $27.3 million for the first three quarters of Fiscal 2004. The increase was a result of a $19.4 million increase in net income before non-cash charges, a $4.2 million tax benefit related to our stock plans, a decrease of $36.6 million in our investment in inventories (net of accounts payable), and a $27.0 million increase in accrued expenses, income taxes, and other liabilities. These increases were partially offset by a $33.0 million increase in prepaid expenses.

     The decrease in the net investment in inventories was primarily a result of tighter control over inventory levels during the first three quarters of Fiscal 2005. Prepaid expenses increased $19.6 million during the first three quarters of Fiscal 2005, as compared to a decrease of $13.4 million during the first three quarters of Fiscal 2004. The current year increase in prepaid expenses was primarily a result of the timing of payments for rent and increases in other current assets. The decrease in prepaid expenses in Fiscal 2004 was primarily a result of our surrender of existing life insurance policies and receipt of cash surrender value in connection with our settlement of an Internal Revenue Service audit of our corporate-owned life insurance program. Accrued expenses and other liabilities increased $14.8 million during the first three quarters of Fiscal 2005, as compared to a decrease of $5.1 million during the first three quarters of Fiscal 2004, primarily as a result of the timing of certain payments. Income taxes payable increased $0.8 million during the first three quarters of Fiscal 2005, as compared to a decrease of $6.3 million during the first three quarters of Fiscal 2004. The increase in income taxes payable was primarily a result of an increase in taxable income for the first three quarters of Fiscal 2005, as compared to the first three quarters of Fiscal 2004.

Capital Expenditures

     Our capital expenditures were $35.2 million during the first three quarters of Fiscal 2005. In addition, we acquired $3.9 million of point-of-sale equipment for our CATHERINES stores and $1.5 million of equipment for our White Marsh, Maryland distribution center under capital leases. The total investment in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing, was $40.6 million. During the remainder of Fiscal 2005, we anticipate incurring additional capital expenditures of approximately $20 - $25 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements to our corporate offices and distribution centers. We expect to finance these additional capital expenditures primarily through internally generated funds.

Common Stock and Dividends

     During the first three quarters of Fiscal 2005, we received $23.7 million of cash in connection with the issuance of approximately 4.6 million shares of our common stock as a result of exercises of employee stock options and purchases of shares under our employee stock purchase plan.

     We have not paid any dividends since 1995. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Additionally, our existing credit facility prohibits the payment of dividends on our common stock.

Off-Balance-Sheet Financing

     We have formed a trust called the Charming Shoppes Master Trust (the "Trust"). Spirit of America National Bank (our credit card bank) transfers its interest in credit card receivables created under our FASHION BUG proprietary credit card program to the Trust through a special-purpose entity. Together with the Trust, we have entered into various agreements under which the Trust can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the Trust makes principal payments to the parties that have entered into the securitization agreement with the Trust.

     As of October 30, 2004, the Trust had the following securitization facilities outstanding:

(Dollars in millions)              Series 1999-1    Series 1999-2    Series 2002-1    Series 2004      Series 2004-1
                                   -------------    -------------    -------------    -----------      -------------
Date of facility.................     July 1999        May 1999      November 2002    January 2004      August 2004
Type of facility.................        Term          Conduit           Term            Conduit           Term
Maximum funding..................       $150.0          $50.0           $100.0           $100.0           $180.0
Funding as of October 30, 2004...       $ 51.8          $ 0.0           $100.0           $  0.0           $180.0
First scheduled principal payment    March 2004    Not applicable    August 2007     Not applicable     April 2009
Expected final principal payment.   February 2005  Not applicable      May 2008      Not applicable     March 2010
Renewal..........................  Not applicable      Annual       Not applicable      Annual(1)     Not applicable
--------------------

(1) This facility has an initial term of two years, subject to an annual renewal.

     The Series 1999-1 securitization began its scheduled amortization period in March 2004, and $98.2 million of principal was amortized in the three quarters of Fiscal 2005. The remainder of the principal is scheduled to amortize as follows: $36.0 million in the Fiscal 2005 Fourth Quarter and $15.8 million in the Fiscal 2006 First Quarter. We will fund this remaining amortization with the proceeds available from Series 2004-1, which was issued on August 5, 2004 (see below).

     On August 5, 2004, in connection with our asset securitization program, the Trust issued $180.0 million of new five-year asset-backed certificates ("Series 2004-1") in a private placement under Rule 144A. Of the $180.0 million of certificates issued, $161.1 million were sold to investors, and we held $18.9 million as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate hedge agreements with respect to the $161.1 million of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. The Trust used $61.5 million of the proceeds to pay down other securitization series and placed the remaining proceeds of $118.5 million into a pre-funding cash account. We are using the proceeds from this pre-funding cash account to pay down Series 1999-1 (which is currently in its amortization period) as well as provide financing for additional receivables. On August 24, 2004, we sold to investors $9.5 million of the $18.9 million we held as a retained interest. During the Fiscal 2005 Third Quarter, the Trust used $36.8 million of cash from the pre-funding cash account to fund the Series 1999-1 amortization.

     During the Fiscal 2005 First Quarter, we sold to investors $9.5 million of 2002-1 Series certificates that we were previously holding as a retained interest. Subsequent to October 30, 2004, we sold an additional $10.5 million of 2002-1 Series certificates that we were holding as a retained interest. These certificates are included in the $53.5 million of short-term available-for-sale securities we held at October 30, 2004.

     As these credit card receivables securitizations reach maturity, we plan to obtain funding for the FASHION BUG proprietary credit card program through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

     We securitized $240.0 million of private label credit card receivables in the first three quarters of Fiscal 2005 and had $246.9 million of securitized credit card receivables outstanding as of October 30, 2004. We held certificates and retained interests in our securitizations of $52.2 million as of October 30, 2004, which were generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. ("CSRC") and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. As of October 30, 2004, CSRC held $27.8 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $7.5 million (which are included in the $53.5 million of short-term available-for-sale securities we held at October 30, 2004). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. Additionally, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $17.3 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC's retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of October 30, 2004, there were no reallocated collections as the result of a failure to meet these financial performance standards.

     In addition to the above, we could be affected by certain other events that would cause the Trust to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the Trust as additional enhancement. For example, if we fail or the Trust fails to meet certain financial performance standards, a credit enhancement condition would occur and the Trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the Trust to stop using collections on Trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the Trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of October 30, 2004, the Trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the Trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the Trust or investors in the Trust against credit-related losses on the receivables. The providers of the credit enhancements and Trust investors have no other recourse to us.

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


FINANCING

Revolving Credit Facility

     We have a $300.0 million revolving credit facility (the "Facility") that provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for purchases of merchandise and for standby letters of credit. As of October 30, 2004, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization program, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and
(v) certain other assets. The Facility expires on August 15, 2008.

     The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.5% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of October 30, 2004, the interest rate on borrowings under the Facility was 4.75% for Prime Rate Loans and 3.46% for Eurodollar Rate Loans.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50.0 million at any time within a fiscal quarter, that we maintain a minimum level of consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility). During the Fiscal 2005 Third Quarter, our excess and suppressed availability was above $50.0 million at all times. As of October 30, 2004, we were not in violation of any of the covenants included in the Facility.

     On October 6, 2004, we borrowed $13,000,000 under a 6.07% mortgage note (the "Note"). Repayment of the Note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,800,000 at the end of 10 years. The Note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The Note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility. We expect to use the net proceeds from the borrowing to repay the scheduled maturities of other debt and for other general corporate purposes.

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


MARKET RISK

     We manage our FASHION BUG proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service our proprietary credit card receivables portfolio, the balances of which we sell under a credit card securitization program. Under the securitization program, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the Trust. The finance charges on most of our proprietary credit card accounts are billed using a floating-rate index (the Prime lending rate), subject to a floor and limited by legal maximums. The certificates issued under the securitization include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime rate. Additionally, as of October 30, 2004, the floating finance charge rate on the credit cards was below the contractual floor rate, thus exposing us to interest-rate risk on the portion of certificates that are funded at floating rates. In addition, as a result of the Trust entering into a series of fixed-rate interest rate hedge agreements with respect to the $161.1 million of Series 2004-1certificates (see "Off-Balance-Sheet Financing" above), we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2005, an increase of approximately $89 thousand in selling, general, and administrative expenses would result.

     As of October 30, 2004, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. Conversely, a decrease in market interest rates would decrease our interest expense and increase our cash flows.

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

     In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we are in the process of performing our annual assessment of the effectiveness of our internal control over financial reporting. In the course of performing our assessment, we have identified certain deficiencies. We are taking the appropriate steps to make the improvements necessary to remediate these deficiencies. We will consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                       Total             Maximum
                                                       Number           Number of
                                                     of Shares         Shares that
                             Total                  Purchased as       May Yet be
                            Number     Average    Part of Publicly      Purchased
                           of Shares  Price Paid  Announced Plans    Under the Plans
        Period             Purchased  per Share    or Programs(1)    or Programs(1)
        ------             ---------  ---------    -------------     -------------
August 1, 2004 through
    August 28, 2004........       -          -                -                 -
August 29, 2004 through
    October 2, 2004........       -          -                -                 -
October 3, 2004 through
    October 30, 2004.......       -          -                -                 -
Total......................       -          -                -                 -
--------------------

(1) In November 1997, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In March 1999, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. As of October 30, 2004, approximately 5,000,000 shares of our common stock remain available for repurchase under these programs. Our ability to exercise this authority is subject to certain restrictions under the terms of our revolving credit facility. As conditions may allow, and if any required consent is granted, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under this program during the three months ended October 30, 2004. The repurchase program has no expiration date.

(2) Our existing revolving credit facility prohibits the payment of dividends on our common stock.

Item 5.  Other Information

     The Company has decided that it will terminate its split-dollar life insurance program that had been implemented for the benefit of certain of its executive officers. The Company had not been making premium payments for executive officers under the program since July 2002 following enactment of the Sarbanes-Oxley Act of 2002. Each of Dorrit J. Bern, Colin D. Stern, Anthony A. DeSabato, and Eric M. Specter will agree to terminate her/his participation in the split-dollar program. As a result of the termination of the split-dollar program, the Company will receive the cash surrender value for their policies, which was approximately $380,000, $195,071, $168,383, and $74,923 for Dorrit J.
Bern, Colin D. Stern, Anthony A. DeSabato, and Eric M. Specter, respectively. In addition, the Company will agree to provide each of these executives with an unconditional five-year bonus to enable the executive to purchase a replacement life insurance policy. This bonus will be payable in five equal annual installments in an amount equal to the annual insurance premiums paid by the executive for the new policy, plus a tax gross-up amount. The form of bonus agreement is filed as an exhibit to this report.


Item 6.  Exhibits

     The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

    3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).

    3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).

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

   10.3 Amended and Restated Variable Deferred Compensation Plan for Executives, Effective December 23, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

   10.4 Fourth Amendment, dated as of August 5, 2004, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association (formerly known as First Union National Bank) as Trustee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.4).

   10.5 Series 2004-1 Supplement, dated as of August 5, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 (as amended on July 22, 1999, on May 8, 2001 and on August 5,
         2004), among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, on behalf of the Series 2004-1 Certificateholders, for $180,000,000 Charming Shoppes Master Trust Series 2004-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.5).

   10.6 Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay's Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258,
         Exhibit 10.6).

   10.7 Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

   10.8 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

   10.9 Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee.

   10.10 $13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee.

   10.11 Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender.

   10.12 Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder.

   10.13 Amended and Restated Certificate Purchase Agreement, dated as of November 22, 2004 and Amended and Restated as of November 18, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and the Class D-2 Certificateholders Described Herein.

   10.14 Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement.

   10.15 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement.

   10.16 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers.

   10.17 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers.

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      November 29, 2004               /S/ Dorrit J. Bern
                                           ------------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      November 29, 2004               /S/ Eric M. Specter
                                           -------------------
                                           Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit No.       Item

      3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).

      3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2)

     10.1 2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant's Proxy Statement Pursuant to
                  Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

     10.2 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to
                  Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

     10.3 Amended and Restated Variable Deferred Compensation Plan for Executives, Effective December 23, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

     10.4 Fourth Amendment, dated as of August 5, 2004, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association (formerly known as First Union National
                  Bank) as Trustee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

     10.5 Series 2004-1 Supplement, dated as of August 5, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 (as amended on July 22, 1999, on May 8, 2001 and on August 5, 2004), among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, on behalf of the Series 2004-1 Certificateholders, for $180,000,000 Charming Shoppes Master Trust Series 2004-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

     10.6 Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay's Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

     10.7 Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

     10.8 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

     10.9 Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee.

     10.10 $13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee.

     10.11 Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender.

     10.12 Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder.

     10.13 Amended and Restated Certificate Purchase Agreement, dated as of November 22, 2004 and Amended and Restated as of November 18, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and the Class D-2
                  Certificateholders Described Herein.

     10.14        Form of Bonus Agreement by and between Charming Shoppes, Inc.
                  and the Executive Officer named in the Agreement.

     10.15 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement.

     10.16 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers.

     10.17 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers.

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