Form 10-K
period 2005-01-29
CHARMING SHOPPES INC
filed 2005-04-14
CIK 19353

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

                   For the fiscal year ended January 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _____________ .

                        Commission File Number: 000-07258

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] YES [ ] NO

     The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of July 31, 2004 (the last day of the registrant's most recently completed second fiscal quarter), based on the closing price on July 30, 2004, was approximately $857,971,000.

     As of March 24, 2005, 119,815,703 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference herein from the registrant's definitive proxy statement for its 2005 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

                             CHARMING SHOPPES, INC.
                          2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                      Page
Item 1    Business
          General..........................................................    1
          Stores...........................................................    1
          Merchandising and Buying.........................................    3
          Marketing and Promotions.........................................    4
          Proprietary Credit Card Program..................................    5
          Sourcing.........................................................    5
          Distribution and Logistics.......................................    6
          Competition......................................................    6
          Employees........................................................    6
          Trademarks and Servicemarks......................................    7
          Executive Offices................................................    7
          Available Information............................................    7
Item 2    Properties.......................................................    7
Item 3    Legal Proceedings................................................    8
Item 4    Submission of Matters to a Vote of Security Holders..............    9
Additional Part I Information - Our Executive Officers.....................    9

PART II
Item 5    Market for Registrant's Common Equity, Related Stockholder
               Matters, and Issuer Purchases of Equity Securities..........   10
Item 6    Selected Financial Data..........................................   12
Item 7    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   14
          Forward-Looking Statements.......................................   14
          Restatement of Financial Statements..............................   16
          Overview.........................................................   17
          Critical Accounting Policies.....................................   18
          Results of Operations............................................   25
          Financial Condition..............................................   33
          Market Risk......................................................   40
          Impact of Recent Accounting Pronouncements.......................   41
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......   41
Item 8    Financial Statements and Supplementary Data......................   42
Item 9    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................   89
Item 9A   Controls and Procedures..........................................   89
Item 9B   Other Information................................................   89

PART III
Item 10   Directors and Executive Officers of the Registrant...............   90
Item 11   Executive Compensation...........................................   90
Item 12   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................   90
Item 13   Certain Relationships and Related Transactions...................   91
Item 14   Principal Accountant Fees and Services...........................   91

PART IV
Item 15   Exhibits and Financial Statement Schedules.......................   92

SIGNATURES.................................................................  102

EXHIBIT INDEX..............................................................  103

                                     PART I


Item 1.  Business

General

     We are a leading specialty apparel retailer primarily focused on plus-size women's apparel through our three distinct brands: LANE BRYANT(R), FASHION BUG(R), and CATHERINES PLUS SIZES(R). During the year ended January 29, 2005 ("Fiscal 2005"), the sale of plus-size apparel represented approximately 77% of our total net sales. Through our fashion content, store layouts, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups. As of January 29, 2005, we operated 2,221 stores in 48 states. Each of our brands is designed to attract a distinct customer.

     LANE BRYANT is a widely recognized name in plus-size fashion. Through private labels, such as VENEZIA(R), CACIQUE(R), and LANE BRYANT(R), we offer fashionable and sophisticated apparel in plus-sizes 14 - 28, including intimate apparel, wear-to-work, and casual sportswear, as well as accessories. LANE BRYANT has a loyal customer base, generally ranging in age from 25 to 45 years old, that shops for fashionable merchandise in the moderate price range. Primarily a mall-based destination store for the plus-size woman, LANE BRYANT operates 722 stores in 46 states that average approximately 5,900 square feet. In March 2003, we began E-commerce operations on our lanebryant.com website.

     FASHION BUG stores specialize in selling a wide variety of plus-size, misses and junior apparel, accessories, intimate apparel, and footwear. FASHION BUG customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range. Our 1,028 FASHION BUG stores are located in 45 states, primarily in strip shopping centers, and average approximately 8,900 square feet. In July 2004, we began E-commerce operations on our fashionbug.com website.

     CATHERINES PLUS SIZES is particularly known for extended sizes (over size
28) and petite plus-sizes. CATHERINES offers classic apparel and accessories for wear-to-work and casual lifestyles. CATHERINES customers generally range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value when purchasing clothes. Our 471 CATHERINES stores are located in 44 states, primarily in strip shopping centers in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States, and average approximately 4,100 square feet. In March 2002, we began E-commerce operations on our catherines.com website.

Stores

     Our 2,221 stores (as of January 29, 2005) are primarily located in suburban areas and small towns. Approximately 70% of these stores are located in strip shopping centers, with the remainder located in community and regional malls. The majority of our FASHION BUG and CATHERINES stores are strip-center based. Most of our LANE BRYANT stores are in malls. Over the past few years, LANE BRYANT has expanded into strip and lifestyle centers, and has demonstrated success in such locations. Approximately 25% of our LANE BRYANT stores are currently located in strip and lifestyle shopping centers.

     We believe that our customers visit strip shopping centers frequently as a result of the tenant mix and convenience of strip shopping centers. Our long-term store growth plans are to expand both LANE BRYANT and CATHERINES into additional strip and lifestyle center locations. Availability of strip and lifestyle center retail space continues to significantly outpace mall expansion. In addition, we benefit in strip and lifestyle centers from substantially lower occupancy costs as compared to occupancy costs in malls.

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

     We continue to seek additional locations that meet our financial and operational objectives. We plan to open approximately 70-80 stores and close approximately 50 stores during Fiscal 2006. Planned store openings by brand are approximately 50-60 LANE BRYANT stores, 5 CATHERINES stores, and 15 FASHION BUG stores. Planned store closings by brand are approximately 15 LANE BRYANT stores, 15 CATHERINES stores, and 20 FASHION BUG stores. Additionally, we currently plan to relocate approximately 40 LANE BRYANT stores, 15 CATHERINES stores, and 25 FASHION BUG stores during Fiscal 2006.

     Our store openings, closings, and number of locations over the past five fiscal years are as follows:

                                                                 Year Ended
                                              --------------------------------------------------
                                              Jan. 29,  Jan. 31,   Feb. 1,     Feb. 2,   Feb. 3,
                                                2005      2004      2003        2002      2001
                                                ----      ----      ----        ----      ----
Store Activity:
Number of stores open at beginning of period    2,227     2,248     2,446       1,755     1,740
Opened during period .......................       51        50        57         125       106
Acquired during period .....................        0         0         0         651         0
Closed during period .......................      (57)      (71)     (255)(1)     (85)      (91)(2)
                                               ------    ------    ------      ------    ------
Number of stores open at end of period .....    2,221     2,227     2,248       2,446     1,755
                                               ======    ======    ======      ======    ======

Number of Stores by Brand:
FASHION BUG ................................    1,028     1,051     1,083       1,252     1,230
LANE BRYANT ................................      722       710       689         647         0
CATHERINES .................................      471       466       467         461       414
Discontinued brands(3) .....................        0         0         9          86       111
                                               ------    ------    ------      ------    ------
Number of stores open at end of period .....    2,221     2,227     2,248       2,446     1,755
                                               ======    ======    ======      ======    ======
--------------------

(1) Includes 124 FASHION BUG stores and 68 ADDED DIMENSIONS(R) stores that were closed in connection with a restructuring plan announced on January 28, 2002.

(2) Includes 35 MODERN WOMANTM stores that were closed in connection with the conversion of MODERN WOMAN stores into CATHERINES stores during the year ended February 3, 2001.

(3) Includes THE ANSWER(R) and ADDED DIMENSIONS stores closed during 2003, and MONSOON(R) and ACCESSORIZE(R) stores closed during 2004.


         All stores are operated under our direct management. Each store has a manager and an assistant manager or supervisor who is in daily operational control of the location. We also employ district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each district manager has responsibility for an average of 12 stores. Regional managers, who report to a Director of Stores, supervise the district managers. Generally, we appoint store managers from the group of assistant managers and district managers from the group of store managers. We seek to motivate our store personnel through internal advancement and promotion, competitive wages, and various incentive, medical, and retirement plans. We centrally develop store operations, merchandising, and buying policies, and assign to individual store management the principal duties of display, selling, and reporting through point-of-sale terminals.

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

     We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location. At LANE BRYANT, we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and wear-to-work merchandise, intimate apparel, and accessories. We strive to translate current trends into plus-sizes and to be first to market with our styles. At FASHION BUG, we offer a broad assortment of both casual and wear-to-work apparel, in plus, misses, and junior sizes as well as girls and maternity, at low-to-moderate prices. FASHION BUG's plus- and misses-size merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear. FASHION BUG's junior merchandise reflects the latest fashion trends and includes a significant amount of well-recognized third-party national brands. At CATHERINES, we offer a broad assortment of plus-size merchandise in classic styles designed to provide "head-to-toe" dressing for our customers. CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes. CATHERINES has developed a unique expertise in the fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

     For stores that are identified as having certain attributes, we use our distribution capabilities to stock the stores with products specifically targeted to such attributes. Our merchandising staffs obtain store and brand-wide inventory information generated by merchandise information systems that use point-of-sale terminals. Through these terminals, merchandise can be followed from the placement of our initial order for the merchandise to the actual sale to our customer. Based upon this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons. In addition, we continue to work to improve inventory turnover by better managing the flow of seasonal merchandise to our stores across all geographic regions.

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

     Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the spring and Christmas seasons. We generally build inventory levels before these peak sales periods. To maintain current and fashionable inventory, we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Sales for the four quarters of Fiscal 2005, as a percent of total sales, were 25.4%, 26.2%, 23.2%, and 25.2%, respectively.

Marketing and Promotions

     We use several types of advertising to stimulate customer traffic. We use targeted direct-mail advertising to preferred customers selected from a database of approximately 27.5 million proprietary credit card, third-party credit card, and cash customers. We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours to attract customers. We believe that, with the planning and guidance of our specialized home-office personnel, each brand provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

     We maintain websites for our LANE BRYANT, FASHION BUG, and CATHERINES brands that provide information regarding current fashions and promotions. We began E-commerce operations on our CATHERINES website in March 2002, on our LANE BRYANT website in March 2003, and on our FASHION BUG website in July 2004. Our CATHERINES website averaged more than 300,000 unique visitors per month during Fiscal 2005, our LANE BRYANT website enjoys more than 1.2 million unique visitors per month and an established on-line community, and our FASHION BUG website has averaged more than 500,000 unique visitors per month since we commenced E-commerce operations.

     In August 2003, we launched FIGURE(R) magazine, a periodic fashion and lifestyle magazine for women. The magazine features clothing and fashions from our LANE BRYANT, FASHION BUG, and CATHERINES brands, and also covers topics such as: beauty; health and fitness; home, food and entertaining; relationships; and social and community issues. FIGURE magazine is available by subscription, and is also sold in all of our stores and at selected newsstands and supermarkets, including certain national booksellers. Since its inception in August 2003, the magazine has grown to a per-issue circulation of more than 400,000 copies.

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

Proprietary Credit Card Program

     We seek to encourage sales through the promotion of our proprietary credit cards. We believe that our credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct-mail promotion, and encouraging incremental sales.

     Our FASHION BUG credit card program accounted for approximately 28% of FASHION BUG retail sales in Fiscal 2005, and has approximately 1.9 million active accounts. We control credit policies and service the FASHION BUG proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this facility.

     Our LANE BRYANT and CATHERINES brands also offer customers the convenience of proprietary credit card programs. The LANE BRYANT credit card program accounted for approximately 29% of LANE BRYANT retail sales during Fiscal 2005, and has approximately 1.6 million active accounts. The CATHERINES credit card program accounted for approximately 29% of CATHERINES retail sales during Fiscal 2005, and has approximately 537,000 active accounts. During Fiscal 2005, we used third-party banks to finance and service the LANE BRYANT and CATHERINES credit card programs. These third-party banks provide new account approval, credit authorization, billing, and account collection services. Under non-recourse agreements with the third-party banks, we are reimbursed with respect to sales generated by the credit cards. In January 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we provided one year's notice to the third party bank in order to exercise our option to terminate the agreement and to purchase the portfolio. Spirit of America National Bank (our wholly-owned credit card bank) purchased the CATHERINES credit card portfolio in March 2005 for approximately $56.6 million (subject to adjustment). The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of Series 2004-1 certificates under that securitization facility.

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

Sourcing

     To meet the demands of our customers, we access both the domestic wholesale and overseas apparel markets for our merchandise purchases. This allows us to maintain flexible lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. During Fiscal 2005, we purchased merchandise from approximately 1,000 suppliers and factories located throughout the world. We use our overseas sourcing operations, which generally require longer lead times, primarily to purchase fashion-basic merchandise. In Fiscal 2005, overseas sourcing accounted for approximately 21% of consolidated merchandise purchases. Overseas sourcing as a percent of merchandise purchases by brand, was approximately 26% for FASHION BUG, 19% for LANE BRYANT, and 11% for CATHERINES. During Fiscal 2005, we purchased a portion of LANE BRYANT merchandise from Mast Industries, Inc. ("Mast"). Mast, a contract manufacturer and apparel importer, is a wholly-owned subsidiary of Limited Brands, Inc. ("Limited Brands"). These purchases from Mast accounted for approximately 15% of our total consolidated merchandise purchases and approximately 42% of merchandise purchases for LANE BRYANT during Fiscal 2005. No other vendor accounted for more than 3% of total consolidated merchandise purchases during Fiscal 2005.

     We pay for merchandise purchases outside the United States using letters of credit with third-party vendors where we are the importer of record. To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should events such as political instability or a natural disaster result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

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

     We acquired the White Marsh distribution center during Fiscal 2003 to replace a leased distribution center in Reynoldsburg, Ohio that serviced our LANE BRYANT stores. We completed the relocation of the Reynoldsburg distribution center to our White Marsh distribution center in February 2004 and terminated the lease for the Reynoldsburg distribution center and a related logistics and transportation services agreement in accordance with early cancellation provisions of the lease and agreement. We also consolidated a 213,000 square foot Memphis, Tennessee distribution center that serviced our CATHERINES stores into the White Marsh facility during Fiscal 2004.

     Substantially all of our merchandise purchases are received at our distribution facilities, where they are prepared for distribution to our stores. Automated sorting systems in the distribution centers enhance the flow of merchandise from receipt to quality control inspection, receiving, ticketing, packing, and final shipment. Merchandise is shipped to each store principally by common carriers. We use computerized automated distribution attributes to combine shipments when possible and improve the efficiency of the distribution operations.

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

Employees

     As of the end of Fiscal 2005, we employed approximately 27,000 associates, which included approximately 17,800 part-time employees. In addition, we hire a number of temporary employees during the Christmas season. Approximately 106 of our employees are represented by unions. We believe that overall our relationship with these unions, and our employees in general, is satisfactory.

Trademarks and Servicemarks

     We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. "FASHION BUG(R)", "FASHION BUG PLUS(R)", "BUNDLE OF JOY(TM)", "FIGURE(R)", "L.A. BLUES(R)", "CATHERINES(R)", "CATHERINES PLUS SIZES(R)", "C.S.T. STUDIO(R)", "C.S.T. SPORT(R)", "MAGGIE BARNES(R)", "ANNA MAXWELL(R)", "LIZ & ME(R)", "SERENADA(R)", "CAPISTRANO(R)", "LANE BRYANT(R)", "VENEZIA(R)", "CACIQUE(R)", "ELEMENTAL STRETCH(R)", "MODERN WOMAN(TM)", and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

     We also own the following internet domain name registrations: catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugcard.com, fashionbugplus.com, figuremagazine.com, lanebryant.com, modernwoman.com, and others of lesser importance.

Executive Offices

     Charming Shoppes, Inc., was incorporated in Pennsylvania in 1969. Our principal offices are located at 450 Winks Lane, Bensalem, Pennsylvania 19020. Our telephone number is (215) 245-9100.

Available Information

     We maintain an Internet website at charmingshoppes.com. As of March 25, 2003, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our historical filings can also be accessed directly from the SEC's website at sec.gov. See "PART III; Item 10. Directors and Executive Officers of the Registrant" below for additional information that is available on our Internet website.


Item 2.  Properties

     We lease all our stores, with the exception of four stores that we own. Typically, store leases have initial terms of 5 to 20 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.

     With respect to leased stores open as of January 29, 2005, the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

                                    Number of
              Period             Leases Expiring
              ------             ---------------
           2005                        117(1)
           2006 - 2010                 726
           2011 - 2015                 401
           2016 - 2020                 369
           2021 - 2025                 486
           2026 - 2030                  93
           Thereafter                   29
--------------------
(1) Includes 46 stores on month-to-month leases

     We own a 1,000,000 square foot distribution center in Greencastle, Indiana that services our FASHION BUG stores and a 393,000 square foot distribution center in White Marsh, Maryland that services our LANE BRYANT and CATHERINES stores. We acquired the White Marsh distribution center during Fiscal 2003 to replace a leased distribution center in Reynoldsburg, Ohio that serviced our LANE BRYANT stores. We relocated the Reynoldsburg distribution center in February 2004 and terminated the lease for the Reynoldsburg distribution center and a related logistics and transportation services agreement in accordance with early cancellation provisions of the lease and agreement. We also consolidated a 213,000 square foot Memphis, Tennessee distribution center that serviced our CATHERINES stores into the White Marsh facility in June 2003. During the fourth quarter of Fiscal 2005, we entered into an agreement to lease the Memphis, Tennessee distribution center to a third party for a three-year period.

     We lease 105,000 square feet of office space in Bensalem, Pennsylvania that houses our corporate headquarters and certain FASHION BUG operations. We also own approximately 22 acres in Bensalem with a 145,000 square foot office building that houses our primary data processing facility and additional administrative offices. We own a 63,000 square foot facility in Memphis, Tennessee that houses our CATHERINES home office. We also lease 130,000 square feet of office space near Reynoldsburg, Ohio that houses our LANE BRYANT home office. In January 2005, we entered into an amendment to the lease on the Reynoldsburg facility to extend the term of the lease from December 2005 to February 2006. We also entered into an agreement with a separate third party that provides for the leasing of a 135,000 square foot facility in Columbus, Ohio, which will serve as a new LANE BRYANT home office. We expect to occupy the Columbus facility by the first quarter of Fiscal 2007. Our credit operations, including Spirit of America National Bank, our wholly-owned credit card bank subsidiary, occupy 30,000 square feet of leased office space in Miami Township, Ohio. We also maintain offices in New York City that occupy 13,000 square feet of leased space, and we own or lease a total of 40,000 square feet of office and warehouse space in Asia.


Item 3.  Legal Proceedings

     Other than ordinary routine litigation incidental to our business, there are no other pending material legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject. There are no proceedings that are expected to have a material adverse effect on our financial condition or results of operations.

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

     Dorrit J. Bern, 54, has served as Chairman of the Board of Directors since January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern's term as a Director expires in 2005.

     Joseph M. Baron, 57, has served as Executive Vice President and Chief Operating Officer since March 2002. Before that, he served as President and Chief Executive Officer of Homelife Corporation from February 1999 to October 2001. Homelife Corporation filed a bankruptcy petition under Chapter 11 of the
U. S. Bankruptcy Code during July 2001.

     Michel Bourlon, 45, has served as Executive Vice President - Sourcing since March 2004. Before that, he served as Managing Director of Eddie Bauer International (Hong Kong) Ltd., from September 1997 to February 2004.

     Anthony A. DeSabato, 56, has served as Executive Vice President - Corporate and Labor Relations, Business Ethics, and Loss Prevention since July 2003. Before that, he served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

     Eric M. Specter, 47, has served as Executive Vice President - Chief Financial Officer since January 1997, and he has been employed by us since 1983. He also served as Treasurer from February 1998 to March 2000.

     Colin D. Stern, 56, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

     Gale H. Varma, 54, has served as Executive Vice President - Human Resources since July 2003. Before that, she served as Division Vice President - Human Resources and Ethics Officer for the Prudential Institutional Employee Benefits division of Prudential Financial Services, a division of Prudential Insurance Company of America, from September 1997 to April 2003.

     Erna Zint, 61, served as Executive Vice President - Sourcing from January 1996 to March 2004.

     Jonathon Graub, 46, has served as Senior Vice President - Real Estate, since December 1999, and he has been employed by us since 1981.

     John J. Sullivan, 58, has served as Vice President - Corporate Controller since October 1998.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     Our common stock is traded on the over-the-counter market and quoted on the NASDAQ National Market ("NASDAQ") under the symbol "CHRS," and is listed and traded on the Chicago Board Options Exchange ("CBOE") and Pacific Stock Exchange ("PCX") under the symbol "QSR." The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by NASDAQ.

                             Fiscal 2005     Fiscal 2004
                             -----------     -----------
                             High    Low     High    Low
                             ----    ---     ----    ---
       1st Quarter ........ $8.22   $5.70   $4.75   $2.70
       2nd Quarter ........  9.19    6.48    5.72    3.94
       3rd Quarter ........  7.73    6.23    6.80    4.89
       4th Quarter ........  9.64    7.55    6.85    5.09

     The approximate number of holders of record of our common stock as of March 24, 2005 was 2,059. This number excludes individual stockholders holding stock under nominee security position listings.

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the near future. In addition, our existing credit facility prohibits the payment of dividends on our common stock. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Financing; Long-term Debt and Equity Financing" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. DEBT" below).

         Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

                                                                   Total            Maximum
                                                                  Number           Number of
                                                                 of Shares        Shares that
                                     Total                     Purchased as        May Yet be
                                    Number       Average     Part of Publicly      Purchased
                                   of Shares   Price Paid     Announced Plans   Under the Plans
        Period                     Purchased    per Share     or Programs(2)     or Programs(2)
        ------                     ---------    ---------     -----------        -----------
October 31, 2004 through
    November 27, 2004............        -            -             -
November 28, 2004 through
    January 1, 2005..............        -            -             -
January 2, 2005 through
    January 29, 2005.............      635(1)      $8.01(1)         -
                                       ---         -----
Total............................      635         $8.01            -
                                       ===         =====
--------------------

(1) The shares of common stock we purchased during the four-week period ended January 29, 2005 were shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.

(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of January 29, 2005, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our ability to exercise this authority is subject to certain restrictions under the terms of our revolving credit facility. As conditions may allow, and if any required consent is granted, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the three months ended January 29, 2005. The repurchase programs have no expiration date.

Item 6.  Selected Financial Data

     The following table presents selected financial data for each of our five fiscal years ended as of February 3, 2001 through January 29, 2005. Certain amounts for fiscal years 2001 through 2004 have been restated (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; RESTATEMENT OF FINANCIAL STATEMENTS" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements;
NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS" below). The selected financial data is taken from our audited financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included under "Item 8. Financial Statements and Supplementary Data."

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY

                                                                      Year Ended
                                           ------------------------------------------------------------------
(Dollars in thousands,                     Jan. 29,      Jan. 31,       Feb. 1,        Feb. 2,       Feb. 3,
 except per share amounts)                   2005          2004          2003          2002(1)      2001(1)(2)
                                             ----          ----          ----          -------      ----------
Operating Statement Data:
Net sales............................... $2,332,334    $2,285,680     $2,412,409     $1,993,843    $1,607,079
                                         ----------    ----------     ----------     ----------    ----------
Cost of goods sold, buying, and
     occupancy expenses.................  1,640,248     1,642,816(3)   1,726,306      1,460,256     1,136,530
Selling, general, and
     administrative expenses............    577,301       558,248(3)     603,502        486,204       382,398
Amortization of goodwill................          0             0              0          4,885         4,885
Expenses related to cost
     reduction plan.....................        605(4)     11,534(4)           0              0             0
Restructuring charge (credit)...........          0             0         (4,813)(5)     37,708(5)          0
                                         ----------    ----------     ----------     ----------    ----------
Total operating expenses................  2,218,154     2,212,598      2,324,995      1,989,053     1,523,813
                                         ----------    ----------     ----------     ----------    ----------
Income from operations..................    114,180        73,082         87,414          4,790        83,266
Other income, principally
     interest...........................      3,098         2,050          2,328          4,730         8,304
Interest expense........................    (15,610)      (15,609)       (20,292)       (18,701)       (8,894)
                                         ----------    ----------     ----------     ----------    ----------
Income (loss) before income taxes,
     minority interest, and
     cumulative effect of
     accounting changes.................    101,668        59,523         69,450         (9,181)       82,676
Income tax provision (benefit)..........     37,142        21,623         27,117         (1,838)       32,286
                                         ----------    ----------     ----------     ----------    ----------
Income (loss) before minority
     interest and cumulative effect
     of accounting changes..............     64,526        37,900         42,333         (7,343)       50,390
Minority interest in net loss of
     consolidated subsidiary............          0           142            679              0             0
Cumulative effect of accounting
     changes, net of tax................          0             0        (49,098)(6)          0          (540)(7)
                                         ----------    ----------     ----------     ----------    ----------
Net income (loss)....................... $   64,526    $   38,042     $   (6,086)    $   (7,343)   $   49,850
                                         ==========    ==========     ==========     ==========    ==========

Basic net income (loss) per share:
     Before cumulative effect of
           accounting changes...........      $ .56         $ .34          $ .38          $(.07)        $ .50
     Net income (loss)..................        .56           .34           (.05)          (.07)          .49
Basic weighted average common shares
     outstanding...                         116,196       112,491        113,810        105,842       101,119

Net income (loss) per share,
     assuming dilution:
     Before cumulative effect of
           accounting changes...........      $ .52         $ .33          $ .36          $(.07)        $ .48
     Net income (loss)..................        .52           .33           (.01)          (.07)          .47
Diluted weighted average common
     shares and equivalents
     outstanding........................    133,174       128,558        130,937        105,842       115,027

(Table continued on next page)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                          FIVE-YEAR COMPARATIVE SUMMARY
                                   (Continued)

                                                                      Year Ended
                                           ------------------------------------------------------------------
                                           Jan. 29,      Jan. 31,       Feb. 1,        Feb. 2,       Feb. 3,
(Dollars in thousands)                       2005          2004          2003          2002(1)      2001(1)(2)
                                             ----          ----          ----          -------      ----------
Balance Sheet Data:
Total assets............................ $1,303,771    $1,173,070     $1,139,564     $1,147,911      $866,869
Current portion - long-term debt........     16,419        17,278         12,595          9,379         4,954
Long-term debt..........................    208,645       202,819        203,045        208,491       113,540
Working capital.........................    413,989       266,178        190,797        119,873       189,642
Stockholders' equity....................    694,464       587,409        546,555        538,039       484,443

Performance Data:
Including cumulative effect of
     accounting changes:
     Net return on average
          stockholders' equity..........       10.1%          6.7%          (1.1)%         (1.4)%        10.9%
     Net return on average
          total assets..................        5.2           3.3           (0.5)          (0.7)          6.0

Before cumulative effect of
     accounting changes:
     Net return on average
          stockholders' equity..........       10.1%          6.7%           7.6%          (1.4)%        11.0%
     Net return on average
          total assets..................        5.2           3.3            3.7           (0.7)          6.1
--------------------

(1) Includes the results of operations of Lane Bryant, Inc., acquired August 16, 2001, and Catherines Stores Corporation, acquired January 7, 2000, from the dates of their respective acquisitions.

(2)  Fiscal 2001 consisted of 53 weeks.

(3)  Includes reclassifications to conform to the current-year presentation.

(4) In March 2003, we announced a cost reduction plan designed to take advantage of the centralization of corporate administrative services and to realize certain efficiencies, in order to improve profitability. For details of the program, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; RESULTS OF OPERATIONS; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 14. EXPENSES RELATED TO COST REDUCTION PLAN" below.

(5) In January 2002, our Board of Directors approved a restructuring plan that included the closing of THE ANSWER/ADDED DIMENSIONS chain of 77 stores; the conversion of approximately 20% of the ADDED DIMENSIONS stores to CATHERINES stores; the closing of 130 under-performing FASHION BUG stores; and the conversion of 44 FASHION BUG stores to LANE BRYANT stores. This restructuring plan resulted in a pre-tax charge of $37,708,000 in Fiscal 2002. We completed the restructuring plan by the end of Fiscal 2003, and recognized a pre-tax restructuring credit of $4,813,000, primarily as a result of favorable negotiations of lease terminations.

(6) In Fiscal 2003, we fully adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the transition provisions of SFAS No. 142, we tested goodwill related to our CATHERINES acquisition for impairment, and recorded a write-down of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. In addition, we recognized a charge of $5,123,000, net of income taxes of $2,758,000, in connection with the adoption of FASB Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This charge represents a reduction in inventory cost for the cumulative effect of cash received from vendors as of the beginning of Fiscal 2003. Pro forma net income (loss) and per share information as if we had applied the provisions of EITF Issue 02-16 for all years presented is as follows:

                                                              Year Ended
                                                          ---------------------
                                                           Feb. 2,      Feb. 3,
     In thousands, except per share amounts)                2002         2001
                                                            ----         ----
                                                         (Restated)   (Restated)

     Pro forma net income (loss)......................    $(8,126)     $50,061
     Basic net income (loss) per share................       (.08)         .50
     Net income (loss) per share, assuming dilution...       (.08)         .47

(7) We changed our method of accounting for sales returns and layaway sales in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") effective as of January 30, 2000. The cumulative effect of the change as of January 30, 2000 was a reduction in income of $540,000, net of a tax benefit of $334,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "Fiscal 2005," "Fiscal 2004," and "Fiscal 2003" refer to our fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively. The term "Fiscal 2006" refers to our fiscal year which will end on January 28, 2006. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


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

o Our business could be negatively affected by a deflationary pricing environment in the apparel industry.

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

o We depend on our distribution centers and could incur significantly higher costs and longer lead times associated with distributing our products to our stores if operations at any of these distribution centers were to be disrupted for any reason.

o We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facility. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores would be adversely affected.

o We rely significantly on foreign sources of production and face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad. Such risks include (but are not necessarily limited to) political instability, imposition of, or changes in, duties or quotas, trade restrictions, increased security requirements applicable to imports, delays in shipping, increased costs of transportation, and issues relating to compliance with domestic or international labor standards.

o Our stores experience seasonal fluctuations in net sales and operating income. Any decrease in sales or margins during our peak sales periods, or in the availability of working capital during the months preceding such periods, could have a material adverse effect on our business. In addition, extreme or unseasonable weather conditions may have a negative impact on our sales.

o Natural disasters, as well as war, acts of terrorism, or the threat of either may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

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

o Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. Our independent registered public accounting firm is also required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, or if our independent registered public accounting firm is unable to timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

RESTATEMENT OF FINANCIAL STATEMENTS

     Our system of internal controls over financial reporting includes the monitoring of emerging accounting issues and the reviewing of industry and peer group filings and news releases. As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our independent registered public accounting firm, we restated our financial statements for years prior to Fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores.

     We lease substantially all of our stores under non-cancelable operating lease agreements. These lease agreements generally include standard language on landlord allowances for costs relating to the design, construction, fixturing, and opening of stores. Construction allowances vary by store, and represent a reimbursement from the landlord for a portion of the leasehold improvement costs we incur. Historically, we classified construction allowances as a reduction of property, equipment, and leasehold improvements on our consolidated balance sheets and as a reduction of capital expenditures on our consolidated statements of cash flows. In addition, when accounting for leases with renewal options, we historically recorded rent expense on a straight-line basis over the initial non-cancelable lease term, beginning with the lease commencement date. However, we depreciated leasehold improvements over their estimated useful life of ten years, which, in many cases, may have included both the initial non-cancelable lease term and option renewal periods provided for in the lease. Also, we historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or the opening date of the stores. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating leases with Scheduled Rent Increases," and determined that the lease term should commence on the date we take possession of the leased space for construction purposes, which is generally two months prior to a store opening date.

     As a result of the restatement, construction allowances have been recorded as a deferred rent liability on our consolidated balance sheets instead of being recorded as a reduction of the cost of leasehold improvements. In our consolidated statements of cash flows, we have recognized construction allowances as an operating activity instead of recognizing them as a reduction of our investment in capital assets. In addition, the construction allowances will be amortized over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense commencing on the date we take possession of the leased space for construction purposes.

     We also corrected the lease term used to determine straight-line rent expense and depreciation of leasehold improvements to include lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. Depreciation of leasehold improvements has been recognized over the shorter of the corrected lease term or the assets' estimated useful lives. Lease terms used to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as "rent holidays"), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements.

     As a result of the above corrections, we recorded additional deferred rent in "accrued expenses" and "deferred taxes and other non-current liabilities" and we adjusted "retained earnings" on the consolidated balance sheet. We also corrected amortization in "cost of goods sold, buying, and occupancy expenses" on the consolidated statements of operations and comprehensive income (loss) for each of our three fiscal years in the period ended

January 29, 2005. These accounting changes resulted in a decrease in retained earnings of $11.8 million for the cumulative effect as of the beginning of Fiscal 2003, and decreases in retained earnings of $3.3 million and $2.6 million for Fiscal 2003 and Fiscal 2004, respectively. These corrections did not have any impact on our previously reported comparable store sales, net sales, cash flow, and actual lease payments, or on the economic value of our leasehold improvements.

     See "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS" below for further details of the restatement.


OVERVIEW

     We are a specialty apparel retailer primarily focused on serving the plus-size woman through three distinct brands: LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES. We currently represent approximately 40% of the women's plus-size specialty retail apparel market, and we are the third largest specialty apparel retailer in the United States. Through our varied plus-size fashion concepts, we cater to customers from a broad range of socioeconomic, demographic, and cultural groups. As of January 29, 2005, we operated 2,221 stores in 48 states.

     The apparel industry is highly competitive and is continuously faced with new and existing competitors seeking areas of growth to expand their businesses. Our strategy focuses on increasing our market share in the growing plus-size women's apparel market through our three brands. Americans continue to gain weight in all age groups, with an estimated 65% of American adults being overweight and half of American women wearing size 14 or larger. Through our three brands, we offer plus-size women's apparel to a broad range of age groups, with varied fashion tastes and income levels, in multiple shopping venues. By focusing on the plus-size market, we believe that we are well-positioned to meet the demands of this growing demographic.

     Our long-term plans are to continue to expand our market position in the women's plus-size specialty apparel market. These plans include the addition of new stores (primarily at our LANE BRYANT brand), continued growth in E-commerce, entry into the catalog business, international expansion, and increasing our relevance to our customer. In Fiscal 2005, we more than doubled our sales volume in our E-commerce channel and expanded E-commerce into Canada. We view the direct-to-consumer channels, including catalogs, to be disproportionately important to the plus-size customer and a significant growth opportunity. In October 2007, the Lane Bryant catalog trademark, which is currently licensed by a third party, will revert back to Lane Bryant. We are currently building our direct-to-consumer business organization for entry into catalog sales. We view the growth in our store base and the extension into other direct-to-consumer channels as an opportunity for us to maintain and increase our market share. We continue to pursue ways to increase our relevance to our customer, and believe that through factors such as our expertise in plus-size fit and our FIGURE magazine (America's leading plus-size fashion and lifestyle magazine) we are differentiating ourselves from our competitors.

     With the addition of E-commerce at our FASHION BUG website in Fiscal 2005, we now offer E-commerce at each of our three brands. Our Fiscal 2006 plan is to increase our E-commerce sales volume more than 50% by continuing to broaden category offerings at our websites. Our E-commerce sales in Fiscal 2004 and Fiscal 2005 were less than one percent and two percent, respectively, of our consolidated net sales, and we expect our E-commerce sales in Fiscal 2006 to increase to more than two percent of consolidated net sales. Although our websites primarily offer basic merchandise assortments, we see opportunities to expand our product offerings into additional categories, such as hard-to-find sizes. This will allow us to offer a greater variety of merchandise categories than those currently offered in our stores.

     Over the last three years, the retail apparel industry has been negatively affected by the general slowdown in the U.S. economy, reduced levels of consumer confidence, and the unstable geopolitical climate. We expect the deflationary pricing environment to continue to impact the apparel industry. In addition, the elimination of quota on imports in 2005 may create further downward pressure on retail prices.

     In Fiscal 2004 we initiated a cost reduction plan that decreased expenses by a total of approximately $45 million on an annualized basis. In Fiscal 2005, we completed the cost reduction initiative with the consolidation of our CATHERINES and LANE BRYANT distribution centers into our new White Marsh distribution center. In addition to our continuing focus on maintaining control over expenses and inventories, another area of focus in Fiscal 2006 is the continued improvement of gross margins at our three brands through improved product mix and reduced markdowns.

     We made significant progress in Fiscal 2005, particularly at our LANE BRYANT brand. An improvement of 160 basis points in our consolidated gross margin in Fiscal 2005 contributed to a 70% increase in our net income over the prior year. The positive results achieved in Fiscal 2005 are primarily attributable to plans implemented in Fiscal 2004 to improve merchandise assortments at our LANE BRYANT brand. In Fiscal 2005, LANE BRYANT experienced a 3% increase in comparable store sales. However, our FASHION BUG brand experienced only a modest 1% increase in comparable store sales, while our CATHERINES brand experienced a 6% decrease in comparable store sales. Our Fiscal 2005 results were negatively impacted by disappointing sales performances at each of our brands during the fourth quarter, mainly as a result of our lack of a timely response to the competitive promotional environment that developed during the 2004 Christmas holiday season. Our challenge in Fiscal 2006 will be to improve the performance of our FASHION BUG and CATHERINES brands while continuing to enhance our LANE BRYANT brand's performance.

     Another area we focused on in Fiscal 2005 was inventory management. Improved management of inventory during Fiscal 2005 resulted in a decrease in inventory of $25 million, which allowed us to utilize our working capital more effectively, while concurrently increasing comparable store sales. As a result, we strengthened our balance sheet and increased our cash flows.


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

Revenue Recognition

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements" (as amended by SAB 104). Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

     Revenues from our E-commerce business include shipping and handling fees billed to customers. E-commerce revenues are recognized after the following have occurred: execution of the customer's order, authorization of the customer's credit card has been received, and the product has been shipped and received by the customer. We record a reserve for estimated future E-commerce sales returns based on an analysis of actual returns.

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

     During Fiscal 2004, we introduced a FASHION BUG customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. This program provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months.

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

Inventories

     We value our merchandise inventories at the lower of cost or market under the retail inventory method (average cost basis), which is an averaging method that is widely used in the retail industry. Under the retail inventory method ("RIM"), the valuation of inventories at cost, and the resulting gross margins, are adjusted in proportion to markdowns and shrinkage on our retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns, and shrinkage, which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. Events such as store closings, liquidations, and a weak general economic environment for retail apparel sales could result in an increase in the level of markdowns. Such an increase in the level of markdowns could result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods under the RIM. Also, failure to properly estimate markdowns currently can result in an overstatement or understatement of inventory cost under the lower of cost or market principle. At the end of Fiscal 2005 and Fiscal 2004, in addition to markdowns that had been recorded in inventory, an additional $9.5 million and $10.1 million, respectively, of markdowns, representing markdowns not yet taken on aged inventory, was recorded in order to properly reflect inventory at the lower of cost or market.

     We elected to adopt the provisions of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16 (see "Accounting for Cash Consideration Received From a Vendor" below) as of the beginning of Fiscal 2003. As of January 29, 2005 and January 31, 2004, $6.5 million and $9.5 million, respectively, of cash received from vendors was deferred into inventory to be recognized as inventory is sold.

Impairment of Long-Lived Assets

     We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and estimated future results in our evaluation of potential impairment, and compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows, based on a number of assumptions and estimates.

     In accordance with the provisions of SFAS No. 144, we recorded a $2.7 million write-down of under-performing assets related to our consolidated MONSOON joint venture during Fiscal 2003. The write-down is included in occupancy expenses in our consolidated statement of operations.

     We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of the beginning of Fiscal 2003. In accordance with the transition provisions of SFAS No. 142, we performed a review of our goodwill and other intangible assets for possible impairment. As a result, we determined that the carrying value of goodwill related to our CATHERINES acquisition (which included the value of intangible assets we did not separately account for at the date of the CATHERINES acquisition) exceeded the estimated fair value of the goodwill under SFAS No. 142. We determined the estimated fair value of the CATHERINES goodwill using the present value of expected future cash flows associated with the CATHERINES assets. We recorded a write-down, which was not deductible for income tax purposes, of $44.0 million to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down was attributable to the value of unrecorded trademarks. We also evaluated our goodwill, trademarks, tradenames, and internet domain names related to our LANE BRYANT acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there was no impairment of those assets. We have included the write-down of the CATHERINES goodwill as the cumulative effect of an accounting change as of February 3, 2002 in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003. Our calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if other estimates, assumptions, and judgments had been used. We believe that the estimates and assumptions we used were reasonable and appropriate.

     In accordance with the provisions of SFAS No. 142, we re-evaluate goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarters of Fiscal 2005, Fiscal 2004, and Fiscal 2003 and determined that there has been no additional impairment of these assets.

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

Asset Securitization

     Asset securitization is a practice commonly used in the retail industry that allows companies with proprietary credit card programs to finance credit card receivables at attractive rates. Asset securitization primarily involves the sale of proprietary credit card receivables to a special purpose entity, which in turn transfers the receivables to a trust (the "Trust") that is a qualified special purpose entity ("QSPE") and is administered by an independent trustee. We use asset securitization to fund the credit card receivables generated by our FASHION BUG credit card program. The FASHION BUG credit cards are issued by Spirit of America National Bank, one of our subsidiaries. Subsequent to the end of Fiscal 2005, Spirit of America National Bank acquired the CATHERINES proprietary credit card portfolio and the right to operate the program, and added the CATHERINES credit card receivables to the Trust. Because the Trust qualifies as a QSPE, its assets and liabilities are not consolidated in our balance sheet.

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

     We retain subordinated interests in certain securitization transactions that effectively serve as a form of credit enhancement to the Certificates sold to outside investors. To the extent that cash flows to the Trust from the credit card receivables remain available after repayment of the outside investors' interests, such amounts are paid to us. Neither the investors nor the Trust have recourse against us beyond the combination of Trust assets and our subordinated interests, other than for breaches of certain customary representations, warranties, and covenants. These representations, warranties, covenants, and related indemnities do not protect the Trust or the outside investors against credit-related losses on the receivables.

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

     We use certain key valuation assumptions related to the average life of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate in determining the estimated value of the I/O strip and the servicing liability. We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests. Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could cause actual results to differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

     The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip:

(In millions)                                          10% Change    20% Change
                                                       ----------    ----------
Assumption:
       Payment rate.................................       $0.9          $1.7
       Residual cash flows discount rate............        0.0           0.1
       Credit loss percentage.......................        0.9           1.7

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

     On March 18, 2003, we announced the implementation of a cost reduction plan (see "RESULTS OF OPERATIONS; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" below). Costs incurred in connection with the implementation of this plan have been accounted for in accordance with the provisions of SFAS No. 146.

Accounting for Cash Consideration Received From a Vendor

     EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," addresses the accounting for cash consideration received from a vendor, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. We adopted the provisions of EITF Issue No. 02-16 as of the beginning of Fiscal 2003. We recognized a charge of $5.1 million, net of income taxes of $2.8 million, for the cumulative effect of the deferral of cash received from vendors as of the beginning of Fiscal 2003. As of January 29, 2005 and January 31, 2004, $6.5 million and $9.5 million, respectively, of cash received from vendors has been deferred into inventory and will be recognized as a reduction of cost of goods sold as inventory is sold.

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

     We currently account for stock-based compensation using the intrinsic value method. We recognize compensation expense for stock options and stock awards that have an exercise price less than the market price of our common stock at the date of grant of the option or award. We measure compensation expense based on the difference between the market price and the exercise price of an option or award at the date of grant. This compensation expense is recognized on a straight-line basis over the vesting period of each option or award. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." We will be required to adopt the provisions of SFAS No. 123R as of the beginning of the third quarter of Fiscal 2006. See "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Impact of Recent Accounting Pronouncements" for a further discussion of SFAS No. 123R.

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

Operating Leases

     We lease substantially all of our store properties and account for our store leases in accordance with SFAS No. 13, "Accounting for Leases." A majority of our store leases contain lease options that we can unilaterally exercise. The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

     Store leasehold improvement assets are depreciated over the shorter of their useful life or the lease term, as determined above.

     For leases that contain rent escalations, the lease term for recognition of straight-line rent expense commences on the date we take possession of the leased property for construction purposes, which is generally two months prior to a store opening date. Similarly, landlord incentives or allowances under operating leases (tenant improvement allowances) are recorded as a deferred rent liability and recognized as a reduction of rent expense on a straight-line basis over the lease term commencing on the date we take possession of the leased property for construction purposes.

RESULTS OF OPERATIONS

Financial Summary

     The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                                                                                  Percentage Increase
                                                                                      (Decrease)
                                                 Percentage of Net Sales            From Prior Year
                                              ----------------------------       ---------------------
                                              Fiscal     Fiscal     Fiscal       Fiscal         Fiscal
                                               2005       2004       2003       2005-2004      2004-2003
                                               ----       ----       ----       ---------      ---------
Net sales.................................... 100.0%     100.0%     100.0%         2.0%          (5.3)%
Cost of goods sold, buying, and occupancy....  70.3       71.9       71.6         (0.2)          (4.8)
Selling, general, and administrative.........  24.8       24.4       25.0          3.4           (7.5)
Expenses related to cost reduction plan......   0.0        0.5        --         (94.8)
Restructuring charge (credit)................   --         --        (0.2)         --             **
Income from operations.......................   4.9        3.2        3.6         56.2          (16.4)
Other income, principally interest...........   0.1        0.1        0.1         51.1          (11.9)
Interest expense.............................   0.7        0.7        0.8          0.0          (23.1)
Income tax provision (benefit)...............   1.6        0.9        1.1         71.8          (20.3)
Minority interest in net loss of subsidiary..   --         0.0        0.0       (100.0)         (79.1)
Cumulative effect of accounting changes......   --         --        (2.0)         --             **
Net income (loss)............................   2.8        1.7       (0.3)        69.6            **
--------------------

**   Not meaningful
Results may not add due to rounding

     The following table shows our net sales by store brand:

                         Year Ended         Year Ended          Year Ended
                      January 29, 2005   January 31, 2004    February 1, 2003
                      ----------------   ----------------    ----------------
                      Fiscal  Fourth     Fiscal   Fourth     Fiscal   Fourth
(In millions)          Year   Quarter     Year    Quarter     Year    Quarter
                       ----   -------     ----    -------     ----    -------
FASHION BUG ...     $1,045.4   $255.5   $1,057.1   $259.2   $1,156.0   $288.9
LANE BRYANT ...        974.2    259.4      903.6    251.0      906.9    236.1
CATHERINES ....        312.7     71.2      323.3     75.4      345.2     74.6
Other(1) ......          0.0      0.0        1.7      0.0        4.3      1.5
                    --------   ------   --------   ------   --------   ------
Total net sales     $2,332.3   $586.1   $2,285.7   $585.6   $2,412.4   $601.1
                    ========   ======   ========   ======   ========   ======
--------------------

 (1) Sales attributable to MONSOON/ACCESSORIZE stores, which were closed during the first half of Fiscal 2004.

     The following table shows additional information related to changes in our net sales:

                                                          Year Ended         Year Ended
                                                       January 29, 2005   January 31, 2004
                                                       ----------------   ----------------
                                                       Fiscal   Fourth    Fiscal   Fourth
                                                        Year    Quarter    Year    Quarter
                                                        ----    -------    ----    -------
Increase (decrease) in comparable store sales(1):
     Consolidated Company ...........................    1%       (2)%     (2)%      (1)%
     FASHION BUG ....................................    1        (1)       0        (4)
     LANE BRYANT ....................................    3        (1)      (6)        1
     CATHERINES .....................................   (6)       (9)      (1)        0

Sales from new stores as a percentage of total
     consolidated prior-period sales:
     FASHION BUG ....................................    1         1        1         1
     LANE BRYANT ....................................    3         3        3         2
     CATHERINES .....................................    1         1        1         1

Prior-period sales from closed stores as a percentage
     of total consolidated prior-period sales:
     FASHION BUG ....................................   (2)       (2)      (4)       (3)
     LANE BRYANT ....................................   (1)       (1)      (1)       (1)
     CATHERINES .....................................   (1)        0       (2)        0

Increase (decrease) in total sales ..................    2%        0%      (5)%      (3)%
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation. Internet sales are excluded from the computation of comparable store sales.


     The following table sets forth information with respect to store activity for Fiscal 2005 and planned store activity for Fiscal 2006:

                                 FASHION   LANE
                                   BUG     BRYANT  CATHERINES   Total
                                   ---     ------  ----------   -----
Fiscal 2005:
Stores at January 31, 2004 ...    1,051       710      466      2,227
                                  -----       ---      ---      -----
Stores opened ................        5        31       15         51
Stores closed ................      (28)      (19)     (10)       (57)
                                  -----       ---      ---      -----
Net changes in stores ........      (23)       12        5         (6)
                                  -----       ---      ---      -----
Stores at January 29, 2005 ...    1,028       722      471      2,221
                                  =====       ===      ===      =====

Stores relocated during period       23        15        9         47
Stores remodeled during period        4         9        0         13

Fiscal 2006:
Planned store openings .......       15     50-60        5      70-80
Planned store relocations ....       25        40       15         80
Planned store closings .......       20        15       15         50

Comparison of Fiscal 2005 to Fiscal 2004

Net Sales

     Net sales increased from Fiscal 2004 to Fiscal 2005 primarily as a result of sales from new stores, positive comparable store sales at our LANE BRYANT and FASHION BUG brands, and increased E-commerce sales. These increases were partially offset by negative comparable store sales results at our CATHERINES brand.

     LANE BRYANT stores experienced an increase in the average dollar sale per transaction, which was partially offset by a decrease in the average number of transactions per store. The average dollar sale per transaction benefited from increases in both the average retail value per unit sold, reflecting reduced levels of promotional pricing for the brand as compared to the prior-year period, and the average number of units sold per customer ("UPC"). Except for casual wear, LANE BRYANT experienced comparable store sales increases in all major merchandise categories, especially wear-to-work and intimate apparel. During Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, its product offering and had to maintain higher levels of promotional pricing. Improvements in the merchandise assortments offered at LANE BRYANT during Fiscal 2005 resulted in the brand's improved sales performance during Fiscal 2005.

     For FASHION BUG stores, an increase in the average number of transactions per store during Fiscal 2005 was partially offset by a slightly lower average dollar sale per transaction. For Fiscal 2005, an increase in the average UPC was offset by a decrease in the average retail value per unit sold. FASHION BUG stores experienced comparable store sales increases in plus-size sportswear and accessories, which were offset by sales decreases in other categories. FASHION BUG store sales for Fiscal 2005 also benefited from sales of maternity and girls, two new categories added to the brand at the end of Fiscal 2004.

     CATHERINES stores experienced a decrease in the average number of transactions per store and a lower average dollar sale per transaction during Fiscal 2005. An increase in the average UPC was more than offset by a decrease in the average retail value per unit sold, reflecting higher levels of promotional pricing during Fiscal 2005. The decrease in sales at CATHERINES was primarily a result of disappointing performance in the dress and wear-to-work categories.

     During Fiscal 2005, we recognized revenues of $7.6 million in connection with our FASHION BUG customer loyalty card program that we introduced during Fiscal 2004, as compared to revenues of $7.8 million for Fiscal 2004. During Fiscal 2005 and Fiscal 2004, we also recognized revenues of $7.5 million and $7.5 million, respectively, in connection with our CATHERINES loyalty card program. In addition, during Fiscal 2004, we recognized revenues of $6.4 million in connection with a previous FASHION BUG loyalty card program that we terminated during Fiscal 2004.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses for Fiscal 2005 were approximately equal to Fiscal 2004, and were 1.6% lower as a percentage of sales in the current year as compared to the prior year. Cost of goods sold as a percentage of net sales was 1.0% lower in Fiscal 2005 as compared to Fiscal 2004. Improved merchandise margins, primarily at our LANE BRYANT brand and, to a lesser extent, at our FASHION BUG brand, were partially offset by a decrease in merchandise margins at our CATHERINES brand. Margins at the CATHERINES brand for Fiscal 2005 were negatively affected by increased promotional activity that resulted from reduced traffic levels and poor customer acceptance of CATHERINES product offerings during the current year. As discussed above, Fiscal 2004 margins at our LANE BRYANT brand were negatively affected by higher levels of promotional activity. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our E-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales were 0.6% lower in Fiscal 2005 as compared to Fiscal 2004, primarily a result of leverage on increased sales at LANE BRYANT and cost savings from the consolidation of our LANE BRYANT and CATHERINES distribution operations into our White Marsh, Maryland facility. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased in Fiscal 2005 as compared to Fiscal 2004, and were 0.3% higher as a percentage of net sales. Selling expenses for Fiscal 2005 were 0.3 % lower as a percentage of net sales, while general and administrative expenses were 0.6% higher as a percentage of net sales. The increase in selling, general, and administrative expenses was primarily a result of higher expenses related to incentive-based employee compensation programs and the purchase during the Fiscal 2005 Third Quarter of life insurance policies for certain executives to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers. As a result of terminating the split-dollar program, the Company will receive the cash surrender value of the policies. In return, we agreed to provide each of the affected executives with an unconditional bonus to enable them to purchase a replacement life insurance policy. This bonus will be payable in five equal annual installments in an amount equal to the annual insurance premiums paid by the executive for the new policy, plus a tax gross-up amount. These increases in selling, general, and administrative expenses were partially offset by improved performance of our FASHION BUG credit card operations, including favorable trends in delinquencies during the current-year period. General and administrative expenses for Fiscal 2004 benefited from reduced medical benefits costs as a result of reduced medical claims by employees covered by our self-insured employee benefit program.

Expenses Related to Cost Reduction Plan


     In March 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability (see "Comparison of Fiscal 2004 to Fiscal 2003" below). The cost reduction plan was substantially completed during Fiscal 2004. We did not experience a material after-tax cash impact from execution of this plan. At the time we announced the plan, we expected this cost reduction plan to improve our annualized pre-tax earnings by a total of approximately $45 million. During Fiscal 2004, we realized cost reductions of more than $30 million as a result of this plan. During Fiscal 2005, we realized the remaining benefits of the plan.

     As of January 31, 2004, there was $2.6 million of accrued lease termination costs related to the closing of our Hollywood, Florida credit facility. In October 2004, in accordance with SFAS No. 146, we revised our estimated sublease income on the remaining lease obligation for the Hollywood facility and recognized an additional expense of $0.6 million. During the fourth quarter of Fiscal 2005, we settled our remaining lease obligation for the Hollywood facility for approximately $3.2 million. Also, during the fourth quarter of Fiscal 2005, we entered into an agreement to lease the Memphis, Tennessee distribution center to a third party for a three-year period.

Income Tax Provision

     The effective income tax rate was 36.5% in Fiscal 2005, as compared to 36.3% in Fiscal 2004. On October 22, 2004, the President of the United States of America signed into law H.R. 4250, "The American Jobs Creation Act of 2004" (the "Act"), which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company's international operations. The Act provides for the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period. These tax benefits are subject to various limitations, and, as of January 29, 2005, the U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. We are currently evaluating the effects of the Act, and have not determined the effect, if any, that it will have on our financial condition and results of operations. As of January 29, 2005, our consolidated cash balance of $273.0 million included approximately $39.5 million of cash held by our international operations. We will finalize our analysis before the end of Fiscal 2006.


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

     FASHION BUG stores experienced mixed results in comparable store sales during Fiscal 2004, with flat comparable store sales for the year. The average number of transactions and average number of units sold per customer ("UPC") increased 1% and 3%, respectively, in our FASHION BUG stores, while the average dollar sale and average retail value per unit sold decreased 1% and 3%, respectively. FASHION BUG stores experienced comparable store sales increases in plus sportswear, accessories, intimate apparel, and footwear, which were partially offset by decreases in sales of junior sportswear and dresses.

     CATHERINES stores also experienced mixed results in comparable store sales during Fiscal 2004, with a 1% decrease in comparable store sales for the year. The average dollar sale and average UPC each increased 3% in our CATHERINES stores, while the average number of transactions and average retail value per unit sold decreased 2% and 1%, respectively. Comparable store sales increases in denim, which performed strongly as a result of the brand's fit initiative, and intimate apparel were offset by decreases in sales of dresses, career sportswear, suits, sweaters, and hosiery.

     Although LANE BRYANT stores experienced quarter-over-quarter improvements in comparable store sales results during Fiscal 2004, they experienced an overall decrease of 6% in comparable store sales for the year. The average UPC increased 11% for LANE BRYANT stores, while the average dollar sale and average retail value per unit sold decreased 4% and 14% respectively, reflecting the brand's higher level of promotional pricing. The average number of transactions at LANE BRYANT stores decreased 3%. LANE BRYANT experienced comparable store sales decreases primarily in sweaters, casual woven tops, and denim separates, which were partially offset by comparable store sales increases in other merchandise categories. During the second half of Fiscal 2003 and the first half of Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, its product offering, resulting in higher levels of promotional pricing. In addition, certain basic products were under-stocked during the second half of Fiscal 2003, resulting in missed sales opportunities. Improved merchandise assortments resulted in increased unit sales and improved sales performance for the LANE BRYANT brand during the second half of Fiscal 2004.

     During Fiscal 2004, we recognized revenues of $7.8 million in connection with the FASHION BUG customer loyalty card program that we introduced in Fiscal 2004. During Fiscal 2004 and Fiscal 2003, we also recognized revenues of $6.4 million and $21.8 million, respectively, in connection with a previous Fashion Bug loyalty card program that we terminated during Fiscal 2004. In addition, during Fiscal 2004 and Fiscal 2003, we recognized revenues of $7.5 million and $7.3 million, respectively, in connection with our CATHERINES loyalty card program.

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

     Buying and occupancy expenses as a percentage of net sales increased 0.3% in Fiscal 2004 as compared to Fiscal 2003. The increase in buying and occupancy expenses as a percentage of net sales was primarily attributable to the lack of leverage on relatively fixed occupancy costs as a result of negative comparable store sales, particularly in our LANE BRYANT brand. Occupancy expenses for Fiscal 2003 included a $2.7 million write-down of under-performing assets related to our MONSOON/ACCESSORIZE stores. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     The decrease in selling, general, and administrative expenses from Fiscal 2003 to Fiscal 2004 was primarily a result of reductions in store payroll and the realization of cost reduction initiatives, including improved management of controllable expenses (see "Expenses Related to Cost Reduction Plan" below). Selling expenses were unchanged as a percentage of net sales, while general and administrative expenses decreased 0.6% as a percentage of net sales. General and administrative expenses for Fiscal 2004 benefited from reduced medical benefits costs as a result of reduced medical claims by employees covered by our self-insured employee benefit program. General and administrative expenses for Fiscal 2003 were negatively affected by costs associated with transitional service agreements related to the LANE BRYANT acquisition. We completed the integration of LANE BRYANT's information systems during Fiscal 2003.

Expenses Related to Cost Reduction Plan

     On March 18, 2003, we announced a cost reduction plan designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. Costs incurred in connection with this plan during Fiscal 2004 included $3.0 million of workforce reduction costs, $3.7 million of lease termination and related costs, $4.2 million of accelerated depreciation (a non-cash charge), and $0.6 million of other facility closure costs. During Fiscal 2004, we paid or settled $8.9 million of these costs and had $2.6 million of accrued costs at January 31, 2004.

     Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the first quarter of Fiscal 2004. During Fiscal 2004, we terminated 349 employees in connection with workforce reductions at our corporate and brand home offices and the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining MONSOON stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility.

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

Other Income/Interest Expense

     The decrease in other income from Fiscal 2003 to Fiscal 2004 resulted from a $0.8 million decrease in interest income. Interest income decreased as a result of a decrease in the average yield on investments during Fiscal 2004 as compared to Fiscal 2003. The decrease in interest expense from Fiscal 2003 to Fiscal 2004 resulted primarily from lower interest rates on borrowings during Fiscal 2004 as compared to Fiscal 2003. Interest expense for Fiscal 2003 also included a write-off of $1.0 million of unamortized deferred financing costs related to a $67.5 million term loan that was repaid during Fiscal 2003. During Fiscal 2003, we replaced a $67.5 million 11.5% term loan and $96.0 million of 7.5% Convertible Subordinated Notes with $150.0 million of 4.75% Senior Convertible Notes.

Income Tax Provision

     The effective income tax rate was 36.3% in Fiscal 2004 as compared to 39.0% in Fiscal 2003. The lower effective tax rate in Fiscal 2004 was due primarily to changes in previously estimated full-year amounts, including our tax liability related to insurance programs.

Comparison of Fourth Quarter 2005 to Fourth Quarter 2004

Net Sales

     Net sales in the Fiscal 2005 fourth quarter were $586.1 million, an increase of 0.1% from net sales of $585.6 million in the Fiscal 2004 fourth quarter. Overall, comparable store sales decreased 2% in the Fiscal 2005 fourth quarter. The decrease in comparable store sales was primarily attributable to our lack of a timely response to the competitive promotional environment that developed during the 2004 Christmas holiday season.

     For our FASHION BUG stores, an increase in the average number of transactions per store during the Fiscal 2005 fourth quarter was offset by a slightly lower average dollar sale per transaction. The average dollar sale per transaction reflected a flat average UPC and a slight decrease in the average retail value per unit sold. FASHION BUG stores experienced comparable store sales increases in plus-size apparel and coats, which were offset by sales decreases in other merchandise categories. FASHION BUG sales for Fiscal 2005 also benefited from sales of maternity and girls, two new categories added to the brand at the end of Fiscal 2004.

     LANE BRYANT stores experienced an increase in the average dollar sale per transaction, which was offset by a decrease in the average number of transactions per store during the quarter. The average dollar sale per transaction benefited from increases in both the average retail value per unit sold, reflecting reduced levels of promotional pricing for the brand as compared to the prior-year period, and the average UPC. LANE BRYANT experienced comparable store sales decreases in casual sportswear and sleepwear, which were partially offset by increases in wear-to-work and denim.

     CATHERINES stores experienced decreases in the average number of transactions per store and the average dollar sale per transaction during the Fiscal 2005 fourth quarter. An increase in the average UPC was more than offset by a decrease in the average retail value per unit sold. Poor customer acceptance of CATHERINES product offerings resulted in higher levels of promotional pricing during the Fiscal 2005 fourth quarter. CATHERINES experienced disappointing performance in casual sportswear, dresses, and wear-to-work.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses were $428.4 million in the Fiscal 2005 fourth quarter, a decrease of 2.0% from $437.4 million in the Fiscal 2004 fourth quarter. As a percentage of net sales, these costs decreased by 1.6% in the Fiscal 2005 fourth quarter as compared to the Fiscal 2004 fourth quarter. Cost of goods sold, as a percentage of net sales, decreased 1.3% in the Fiscal 2005 fourth quarter as compared to the Fiscal 2004 fourth quarter. Improved margins at our LANE BRYANT and FASHION BUG brands were partially offset by reduced margins at our CATHERINES brand. Margins at the CATHERINES brand for the Fiscal 2005 fourth quarter were negatively affected by the increase in promotional activity as a result of the brand's disappointing sales performance. Buying and occupancy expenses, expressed as a percentage of net sales, decreased 0.3% in the Fiscal 2005 fourth quarter as compared to the Fiscal 2004 fourth quarter. The decrease in buying and occupancy expenses as a percent of sales was primarily attributable to cost savings from the consolidation of our LANE BRYANT and CATHERINES distribution centers into our White Marsh, Maryland facility.

Selling, General, and Administrative

     Selling, general, and administrative expenses were $146.0 million in the Fiscal 2005 fourth quarter, an increase of 10.9% from $131.6 million in the Fiscal 2004 fourth quarter. As a percentage of net sales, these costs increased by 2.4% in the Fiscal 2005 fourth quarter as compared to the Fiscal 2004 fourth quarter. The increase is primarily a result of higher expenses related to incentive-based employee compensation programs and negative leverage on a comparable store sales decrease, which were partially offset by continued favorable trends in delinquencies at our FASHION BUG credit card operations during the Fiscal 2005 fourth quarter. General and administrative expenses for the fourth quarter of Fiscal 2004 also benefited from reduced medical benefits costs as a result of reduced medical claims by employees covered by our self-insured employee benefit program.

Income Tax Provision

     The effective income tax rate was 46.9% in the Fiscal 2005 fourth quarter as compared to 26.7% in the Fiscal 2004 fourth quarter. The effective tax rate in the Fiscal 2005 fourth quarter was negatively affected by the reconciliation of our state tax provision to our filed state tax returns. The lower effective tax rate in Fiscal 2004 was due primarily to changes in previously estimated full-year amounts, including our tax liability related to insurance programs.


FINANCIAL CONDITION

Liquidity and Capital Resources

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our credit facility described below. The following table highlights certain information related to our liquidity and capital resources:

                                           Fiscal      Fiscal      Fiscal
(Dollars in thousands)                      2005        2004        2003
                                            ----        ----        ----
Cash and cash equivalents .............   $273,049    $123,781    $102,026
Long-term available-for-sale securities        240      14,521      16,202
Cash provided by operating activities .    167,122      99,300     212,963
Working capital .......................    413,989     266,178     190,797
Current ratio .........................        2.4         1.9         1.6
Long-term debt to equity ratio ........      30.0%       34.5%       37.1%

Cash Provided by Operating Activities

     Our net cash provided by operating activities in Fiscal 2005 was $167.1 million, an increase of $67.8 million from $99.3 million in Fiscal 2004. The increase was a result of a $26.5 million increase in net income before non-cash charges, a $6.5 million tax benefit related to our stock plans, a $52.6 million decrease in our investment in inventories, net of accounts payable, and a $27.9 million increase in accrued expenses, income taxes, and other liabilities. These increases were partially offset by a $45.7 million increase in prepaid expenses.

     The decrease in the net investment in inventories was primarily a result of tighter control over inventory levels during Fiscal 2005. Inventories decreased 8% from the end of Fiscal 2004 to the end of Fiscal 2005. Prepaid expenses increased $28.9 million during Fiscal 2005, as compared to a decrease of $16.8 million during Fiscal 2004. The current year increase in prepaid expenses was primarily a result of $11.5 million of prepaid income taxes at the end of Fiscal 2005, the timing of payments for rent, and increases in other current assets. The decrease in prepaid expenses in Fiscal 2004 was primarily a result of our surrender of existing life insurance policies and receipt of the related cash surrender value in connection with our settlement of an Internal Revenue Service audit of our corporate-owned life insurance program. Accrued expenses and other liabilities increased $17.2 million during Fiscal 2005, as compared to a decrease of $5.8 million during Fiscal 2004, primarily as a result of the timing of certain payments. Income taxes payable decreased $1.1 million during Fiscal 2005, as compared to a decrease of $6.0 million during Fiscal 2004. The changes in prepaid income taxes and income taxes payable were primarily the result of tax benefits associated with employee stock option exercises and an Internal Revenue Service approved change in inventory accounting for tax purposes.

     Our net cash provided by operating activities in Fiscal 2004 was $99.3 million, a decrease of $113.7 million from $213.0 million in Fiscal 2003. The decrease was primarily a result of an $81.8 million increase in our investment in inventories, net of accounts payable. Net cash provided by operating activities also decreased as a result of a $34.1 million decrease in net income before non-cash charges, a $4.4 million net change in prepaid and accrued expenses and other liabilities, and a $13.2 million change in income taxes payable. These decreases were partially offset by a $19.8 million decrease in accrued restructuring costs during Fiscal 2003.

     The increase in the net investment in inventories in Fiscal 2004 was primarily a result of a combination of slightly higher levels of store inventories at the end of Fiscal 2004 due to lower-than-planned sales in the Fiscal 2004 fourth quarter and a one-time benefit from improved vendor terms received during Fiscal 2003 from conforming LANE BRYANT's vendor terms to our corporate terms. During Fiscal 2004, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance ("COLI") program, which resulted in a decrease in income taxes payable during Fiscal 2004 that more than offset accrued taxes payable for the period. The change in prepaid and accrued expenses and other liabilities was primarily a result of the timing of certain payments.

Capital Expenditures

     Our gross capital expenditures, excluding construction allowances received from landlords, were $60.6 million, $54.0 million, and $81.3 million in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively. Construction allowances received from landlords were $9.3 million, $9.0 million, and $7.0 million in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively. In Fiscal 2005, our capital expenditures were primarily for the construction, remodeling, and fixturing of new and existing retail stores, corporate systems technology, and improvements to our corporate and brand home offices and distribution centers. In addition, pursuant to a program to replace point-of-sale ("POS") equipment in our stores, we acquired $3.9 million, $8.5 million, and $3.5 million of POS equipment under capital leases in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. We also acquired $1.5 million, $9.0 million and $3.5 million of material handling systems and related equipment and software for our White Marsh, Maryland distribution center under capital leases in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively. These capital leases generally have an initial lease term of 60 months and contain a bargain purchase option. Total gross investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing and excluding construction allowances, were $66.0 million, $71.5 million, and $88.3 million in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

     During Fiscal 2003, we acquired the 393,000 square foot White Marsh distribution center at a cost of $17.3 million to replace our leased distribution center in Reynoldsburg, Ohio. We relocated the Reynoldsburg distribution center in February 2004. The lease for the Reynoldsburg distribution center and a related logistics and transportation services agreement were terminated in February 2004 in accordance with early cancellation provisions of the lease and agreement. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we were also able to consolidate our 213,000 square foot Memphis, Tennessee distribution center into the White Marsh facility in June 2003. During the fourth quarter of Fiscal 2005, we entered into an agreement to lease the Memphis, Tennessee distribution center to a third party for a three-year period. The consolidation of the Memphis distribution center into the White Marsh facility was part of a cost reduction plan announced in March 2003. See "RESULTS OF OPERATIONS; Comparison of Fiscal 2004 to Fiscal 2003; Expenses Related to Cost Reduction Plan" above and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements;
NOTE 14. EXPENSES RELATED TO COST REDUCTION PLAN" below for details of the cost reduction plan.

     We anticipate gross capital expenditures of approximately $95 - $100 million and construction allowances received from landlords of approximately $10 million during Fiscal 2006. These capital expenditures will primarily be for construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements in information technology. We expect to finance these capital expenditures principally through internally-generated funds.

Long-term Debt, Lease, Dividend, and Purchase Commitments

     At January 29, 2005, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our revolving credit facility, letters of credit, long-term deferred compensation plans, and purchase obligations were as follows:

                                                    Payments Due by Period
                                       ----------------------------------------------
                                                   Less    One to    Three    More
                                                   Than     Three   to Five Than Five
(In millions)                            Total   One Year   Years    Years    Years
                                         -----   --------   -----    -----    -----
Long-term debt, including current
     portion(1) ..................     $  203.1   $  5.6   $ 14.8   $  9.1   $173.6
Capital leases ...................         38.5     15.3     19.1      4.1      0.0
Operating leases(2) ..............        748.8    194.2    272.0    162.2    120.4
Revolving credit facility(3) .....          0.0      0.0      0.0      0.0      0.0
Letters of credit(3) .............         76.3     76.3      0.0      0.0      0.0
Stand-by letters of credit(3) ....          6.6      6.6      0.0      0.0      0.0
Long-term deferred compensation(4)          2.4      1.3      0.8      0.2      0.1
Purchase commitments(5) ..........        476.8    476.8      0.0      0.0      0.0
                                       --------   ------   ------   ------   ------
Total ............................     $1,552.5   $776.1   $306.7   $175.6   $294.1
                                       ========   ======   ======   ======   ======
--------------------

(1) Amounts represent the expected cash payments of our long-term debt (including our convertible debt through maturity) and do not include any fair value adjustments, bond premiums, discounts or revolving credit facilities.

(2) Commitments under operating leases include $37.0 million payable under the LANE BRYANT master sublease with Limited Brands, which we have guaranteed.

(3) We currently have a $300 million revolving credit facility that expires on August 15, 2008, which provides for cash borrowings and the ability to issue up to $150 million of letters of credit. At January 29, 2005, there were no borrowings under this facility.

(4) Long term compensation consists of our non-qualified deferred compensation plan and supplemental retirement plan, which are included in "Deferred taxes and other non-current liabilities" on our consolidated balance sheets. We have developed estimates of projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of January 29, 2005. We have excluded $17.9 million of retirement/termination benefit distribution obligations as of January 29, 2005 from the above estimates. This amount has been excluded because the value of the obligation and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

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

Off-Balance-Sheet Arrangements

     Spirit of America National Bank (our wholly-owned credit card bank) transfers its interest in credit card receivables created under our FASHION BUG proprietary credit card program and, subsequent to the end of Fiscal 2005, receivables purchased and created under our CATHERINES proprietary credit card program to the Charming Shoppes Master Trust (the "Trust") through a special-purpose entity. The Trust is an unconsolidated qualified special purpose entity. The Trust can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the Trust makes principal payments to the parties that have entered into the securitization agreement with the Trust.

     As of January 29, 2005, the Trust had the following securitization facilities outstanding:

(Dollars in millions)                Series 1999-1     Series 1999-2     Series 2002-1      Series 2004      Series 2004-1
                                     -------------     -------------     -------------      -----------      -------------
Date of facility...................    July 1999          May 1999       November 2002      January 2004      August 2004
Type of facility...................       Term            Conduit             Term            Conduit            Term
Maximum funding....................      $150.0            $50.0             $100.0            $100.0           $180.0
Funding as of January 29, 2005.....       $15.8             $0.0             $100.0              $0.0           $180.0
First scheduled principal payment..    March 2004      Not applicable     August 2007      Not applicable     April 2009
Expected final principal payment...  February 2005    Not applicable(1)    May 2008       Not applicable(1)   March 2010
Renewal............................  Not applicable        Annual        Not applicable        Annual       Not applicable
--------------------

(1) Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series generally begin amortizing 364 days after start of the purchase commitment by the series purchaser currently in effect.


     The Series 1999-1 securitization began its scheduled amortization period in March 2004, and $134.2 million of principal was amortized in Fiscal 2005. The remaining $15.8 million of principal was amortized in the Fiscal 2006 First Quarter and was funded with the proceeds available from Series 2004-1, which was issued on August 5, 2004 (see below).

     On August 5, 2004 the Trust issued $180.0 million of new five-year asset-backed certificates ("Series 2004-1") in a private placement under Rule 144A. Of the $180.0 million of certificates issued, $161.1 million were sold to investors, and we held $18.9 million as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate hedge agreements with respect to the $161.1 million of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. The Trust used $61.5 million of the proceeds to pay down other securitization series and placed the remaining proceeds of $118.5 million into a pre-funding cash account. We are using the proceeds from this pre-funding cash account to pay down Series 1999-1 (which is currently in its amortization period) as well as provide financing for additional receivables, including the acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below). During the Fiscal 2005 Third and Fourth Quarters, the Trust used $72.8 million of cash from the pre-funding cash account to fund the Series 1999-1 amortization.

     During Fiscal 2005, we sold to investors $20.0 million of 2002-1 Series certificates that we were previously holding as a retained interest. These certificates were included in the $55.7 million of short-term available-for-sale securities we held at January 31, 2004. On August 24, 2004, we sold to investors $9.5 million of the $18.9 million of Series 2004-1 certificates we held as a retained interest.

     As these credit card receivables securitizations reach maturity, we plan to obtain funding for the FASHION BUG and CATHERINES proprietary credit card programs through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

     We securitized $335.9 million and $331.7 million of credit card receivables in Fiscal 2005 and Fiscal 2004, respectively, and had $249.2 million of securitized credit card receivables outstanding as of January 29, 2005. We held certificates and retained interests in our securitizations of $52.5 million as of the end of Fiscal 2005, which were generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. ("CSRC") and Charming Shoppes Seller, Inc., our consolidated wholly owned indirect subsidiaries, are separate special purpose entities created for the securitization facilities. As of January 29, 2005, CSRC held $17.3 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $10.4 million (which are included in the $52.9 million of short-term available-for-sale securities we held at January 29, 2005). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. Additionally, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $17.3 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC's retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of January 29, 2005, there were no reallocated collections as the result of a failure to meet these financial performance standards.

     In addition to the above, we could be affected by certain other events that would cause the Trust to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the Trust as additional enhancement. For example, if we fail or the Trust fails to meet certain financial performance standards, a credit enhancement condition would occur and the Trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the Trust to stop using collections on Trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the Trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of January 29, 2005, the Trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the Trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the Trust or investors in the Trust against credit-related losses on the receivables. The providers of the credit enhancements and Trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. See "CRITICAL ACCOUNTING POLICIES; Asset Securitizations" above, "MARKET RISK" below, and "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 16. ASSET SECURITIZATION" below for additional discussion of our asset securitization facility.

     We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility that was scheduled to expire in January 2006 for our LANE BRYANT brand. In January 2005, we entered into an amendment to the agreement which, among other things, extends the term of the agreement to October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT's proprietary credit card accounts. Upon termination of this agreement, we have the right to repurchase the receivables portfolio from the third party and operate the facility. The net balances of LANE BRYANT accounts receivable held by the third party at January 29, 2005 and January 31, 2004 were approximately $199.1 million and $198.3 million, respectively.

     We also had a similar non-recourse funding facility agreement for our CATHERINES brand with a third party which was scheduled to expire in January 2005. In January 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we provided one year's notice to the third party bank in order to exercise our option to terminate the agreement and to purchase the portfolio. In July 2004, we entered into an amendment to the agreement which, among other things, extended the term of the agreement to March 2005. Spirit of America National Bank (our wholly-owned credit card bank) purchased the CATHERINES credit card portfolio in March 2005 for approximately $56.6 million (subject to adjustment). The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of Series 2004-1 certificates under that securitization facility. The net balances of CATHERINES accounts receivable held by the third party at January 29, 2005 and January 31, 2004 were approximately $58.2 million and $70.4 million, respectively.

     We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements. In January 2005, we entered into an amendment to our lease agreement with Limited Brands for our LANE BRYANT home office in Reynoldsburg, Ohio to extend the term of the lease from December 2005 to February 2006. We also entered into an agreement with a separate third party that provides for the leasing of a 135,000 square foot facility in Columbus, Ohio, which will serve as a new home office for LANE BRYANT. Minimum annual rent under the lease for the Columbus facility will be $1.7 million per annum in year one through year five and $1.76 million per annum in year six through year ten. The lease will commence on the later of January 20, 2006 or upon substantial completion of shell work and tenant improvements. The Columbus lease provides for two five-year renewal periods and an option to purchase, and contains customary termination rights. Additional details on these leases, including minimum lease commitments, are included in "Liquidity and Capital Resources" above, and in "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. LEASES" below.

Financing

Revolving Credit Facility

     We have a $300.0 million revolving credit facility (the "Facility") that provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for purchases of merchandise and for standby letters of credit. As of January 29, 2005, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization facility, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and
(v) certain other assets. The Facility expires on August 15, 2008. As of January 29, 2005, we had $3.3 million of unamortized deferred debt acquisition costs related to the Facility, which we are amortizing on a straight-line basis over the life of the Facility as interest expense.

     The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.50% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of January 29, 2005, the interest rate on borrowings under the Facility was 5.25% for Prime Rate Loans and 4.06% for Eurodollar Rate Loans.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50.0 million at any time within a fiscal quarter, that we maintain a minimum level of consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility). During Fiscal 2005, our excess and suppressed availability was above $50.0 million at all times. We had outstanding letters of credit totaling $83.0 million as of January 29, 2005. As of the end of Fiscal 2005, we were not in violation of any of the covenants included in the Facility.

Long-term Debt and Equity Financing

     Our $150.0 million 4.75% Senior Convertible Notes (the "Senior Notes") mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% of principal on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for a five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

     In October 2004, we borrowed $13.0 million under a 6.07% mortgage note (the "Note"). Repayment of the Note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110 thousand and a balloon payment of $5.8 million at the end of 10 years. The Note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The Note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of

Lease and Rents and Security Agreement related to the Greencastle facility. The proceeds from this borrowing will be used to repay the scheduled maturities of other debt and for other general corporate purposes.

     In December 2004, we refinanced certain material handling equipment at our Greencastle distribution center. The lease obligation of $5.0 million is payable over a term of 48 months at an interest rate of 6.86% and contains a bargain purchase option.

     As part of our acquisition of CATHERINES, we assumed a 7.5% mortgage note of $6.9 million, of which $5.6 million of principal was outstanding as of January 29, 2005. The note is secured by a mortgage on the land and buildings at our CATHERINES office and distribution center in Memphis, Tennessee. The remaining principal of $5.6 million and any unpaid interest on the note was due in a single payment on March 1, 2005. The terms included a pre-payment penalty of 1% of the outstanding principal. On January 27, 2005, we entered into an amended and restated promissory note with the lender to extend the final due date of the note, with monthly payments of principal and interest of $56 thousand commencing on February 1, 2005 and a final payment of unpaid principal and interest on March 1, 2006. The interest rate on the amended and restated promissory note is 7.5% through February 28, 2005 and thereafter is reset on March 1, June 1, September 1, and December 1, based on 90-day LIBOR plus 2.25%. There is no prepayment penalty on the amended and restated promissory note.

     During Fiscal 2005, we received $33.2 million of cash in connection with the issuance of approximately 6.5 million shares of our common stock as a result of exercises of employee stock options and purchases of shares under our employee stock purchase plan.

     As of January 29, 2005, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million shares of our common stock. Our ability to exercise this authority is currently subject to certain restrictions under the terms of our revolving credit facility. As conditions may allow, and if any required consent is granted, we may from time to time acquire shares of our common stock. Such shares, if purchased, would be held as treasury shares. The repurchase program has no expiration date.


MARKET RISK

     We manage our FASHION BUG proprietary credit card program and, beginning in March 2005, our CATHERINES proprietary credit card program through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the Trust. The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums. The certificates issued under the securitization include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure to the extent that the movement of the floating rate index on the certificates varies from the movement of the Prime Rate. Additionally, as of January 29, 2005, the floating finance charge rate on the credit cards was below the contractual floor rate, thus exposing us to interest-rate risk on the portion of certificates that are funded at floating rates. In addition, as a result of the Trust entering into a series of fixed-rate interest rate hedge agreements with respect to the $161.1 million of Series 2004-1certificates (see "Off-Balance-Sheet Financing" above), we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2006, an increase of approximately $151 thousand in selling, general, and administrative expenses would result.

     As of January 29, 2005, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. Conversely, a decrease in market interest rates would decrease our interest expense and increase our cash flows.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - MARKET RISK" above.

Item 8.  Financial Statements and Supplementary Data


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
`


     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2005. In making this assessment, our management used the criteria set forth in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 29, 2005.

     Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of our internal control over financial reporting, which appears on page 43 - 44.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
                        CONTROL OVER FINANCIAL REPORTING


Stockholders and Board of Directors
Charming Shoppes, Inc.



     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Charming Shoppes, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Charming Shoppes, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Charming Shoppes, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005, and our report dated April 11, 2005 expressed an unqualified opinion thereon.



                                               /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Charming Shoppes, Inc.


     We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with United States generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the fiscal years ended January 31, 2004 and February 1, 2003.

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

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charming Shoppes, Inc. and subsidiaries' internal control over financial reporting as of January 29, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 11, 2005 expressed an unqualified opinion thereon.




                                             /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 11, 2005

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       January 29,      January 31,
(Dollars in thousands, except share amounts)                              2005             2004
                                                                          ----             ----
                                                                                        (Restated)
ASSETS
Current assets
Cash and cash equivalents...........................................   $   273,049    $   123,781
Available-for-sale securities ......................................        52,857         55,688
Merchandise inventories ............................................       285,120        309,995
Deferred taxes .....................................................        15,500         18,708
Prepayments and other ..............................................        86,382         57,494
                                                                       -----------    -----------
Total current assets ...............................................       712,908        565,666
                                                                       -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........       786,028        775,500
Less accumulated depreciation and amortization .....................       465,365        447,491
                                                                       -----------    -----------
Net property, equipment, and leasehold improvements ................       320,663        328,009
                                                                       -----------    -----------

Trademarks and other intangible assets .............................       169,818        170,478
Goodwill ...........................................................        66,666         66,956
Available-for-sale securities, including fair value adjustments of
       $(390) as of January 31, 2004 ...............................           240         14,521
Other assets .......................................................        33,476         27,440
                                                                       -----------    -----------
Total assets .......................................................   $ 1,303,771    $ 1,173,070
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ...................................................   $   127,819    $   135,777
Accrued expenses ...................................................       154,681        142,709
Income taxes payable ...............................................             0          1,128
Current portion - long-term debt ...................................        16,419         17,278
Accrued expenses related to cost reduction plan ....................             0          2,596
                                                                       -----------    -----------
Total current liabilities ..........................................       298,919        299,488
                                                                       -----------    -----------

Deferred taxes and other non-current liabilities ...................       101,743         83,354
Long-term debt .....................................................       208,645        202,819

Stockholders' equity
Common stock $.10 par value
       Authorized - 300,000,000 shares
       Issued - 132,063,290 shares and 125,526,573 shares ..........        13,206         12,553
Additional paid-in capital .........................................       249,485        201,798
Treasury stock at cost - 12,265,993 shares .........................       (84,136)       (84,136)
Deferred employee compensation .....................................        (8,715)        (2,539)
Accumulated other comprehensive loss ...............................             0           (365)
Retained earnings ..................................................       524,624        460,098
                                                                       -----------    -----------
Total stockholders' equity .........................................       694,464        587,409
                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................   $ 1,303,771    $ 1,173,070
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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)


                                                                          Year Ended
                                                            ----------------------------------------
                                                            January 29,   January 31,    February 1,
(In thousands, except per share amounts)                       2005          2004           2003
                                                               ----          ----           ----
                                                                           (Restated)     (Restated)
Net sales ..............................................   $ 2,332,334    $ 2,285,680    $ 2,412,409
                                                           -----------    -----------    -----------
Cost of goods sold, buying, and occupancy expenses .....     1,640,248      1,642,816      1,726,306
Selling, general, and administrative expenses ..........       577,301        558,248        603,502
Expenses related to cost reduction plan ................           605         11,534              0
Restructuring credit ...................................             0              0         (4,813)
                                                           -----------    -----------    -----------
Total operating expenses ...............................     2,218,154      2,212,598      2,324,995
                                                           -----------    -----------    -----------
Income from operations .................................       114,180         73,082         87,414
Other income, principally interest .....................         3,098          2,050          2,328
Interest expense .......................................       (15,610)       (15,609)       (20,292)
                                                           -----------    -----------    -----------
Income before income taxes, minority interest,
     and cumulative effect of accounting changes .......       101,668         59,523         69,450
Income tax provision ...................................        37,142         21,623         27,117
                                                           -----------    -----------    -----------
Income before minority interest and cumulative
     effect of accounting changes ......................        64,526         37,900         42,333
Minority interest in net loss of consolidated subsidiary             0            142            679
                                                           -----------    -----------    -----------
Income before cumulative effect of accounting changes ..        64,526         38,042         43,012
Cumulative effect of accounting changes, net of
     income tax benefit of $2,758 ......................             0              0        (49,098)
                                                           -----------    -----------    -----------
Net income (loss) ......................................        64,526         38,042         (6,086)
                                                           -----------    -----------    -----------
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale
     securities, net of income tax (provision) benefit
     of $(92) in 2005, $100 in 2004, and $46 in 2003 ...           113           (156)           (73)
Reclassification of realized losses on available-for-
     sale securities included in net income, net of
     income tax benefit of $61 in 2005 .................           124              0              0
Reclassification of amortization of deferred loss on
     termination of derivative, net of income tax
     benefit of $68 in 2005 and $184 in 2004 and 2003 ..           128            341            341
                                                           -----------    -----------    -----------
Total other comprehensive income .......................           365            185            268
                                                           -----------    -----------    -----------
Comprehensive income (loss) ............................   $    64,891    $    38,227    $    (5,818)
                                                           ===========    ===========    ===========

Basic net income (loss) per share:
Before cumulative effect of accounting changes..........         $ .56          $ .34          $ .38
Cumulative effect of accounting changes.................           .00            .00           (.43)
                                                                 -----          -----          -----
Net income (loss).......................................         $ .56          $ .34          $(.05)
                                                                 =====          =====          =====

Diluted net income per share:
Before cumulative effect of accounting changes..........         $ .52          $ .33          $ .36
Cumulative effect of accounting changes.................           .00            .00           (.37)
                                                                 -----          -----          -----
Net income..............................................         $ .52          $ .33          $(.01)
                                                                 =====          =====          =====

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock          Additional        Treasury Stock
                                                 -------------------         Paid-in       ------------------
(Dollars in thousands)                           Shares       Amount         Capital       Shares       Amount
                                                 ------       ------         -------       ------       ------
Balance, February 2, 2002...................   111,891,156    $11,189       $103,267               0   $      0
Issued to employees.........................       189,266         19          1,329
Exercise of stock options...................     1,326,561        133          5,695
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (25,801)        (2)          (148)
Shares received in payment of stock
     option exercises.......................      (176,278)       (18)        (1,485)
Shares issued on conversion of convertible
     debt...................................    11,944,338      1,194         89,877
Purchases of treasury stock.................                                             (12,265,993)   (84,136)
Tax benefit - employee stock programs.......                                   1,505
                                               -----------    -------       --------      ----------   --------
Balance, February 1, 2003...................   125,149,242     12,515        200,040     (12,265,993)   (84,136)
Issued to employees.........................       179,506         18            991
Exercise of stock options...................       220,459         22            834
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (22,634)        (2)           (90)
Tax benefit - employee stock programs.......                                      23
                                               -----------    -------       --------      ----------   --------
Balance, January 31, 2004...................   125,526,573     12,553        201,798     (12,265,993)   (84,136)
Issued to employees.........................       411,411         41          9,095
Exercise of stock options...................     6,249,634        625         33,062
Shares withheld for payment of employee
     payroll taxes due on shares issued
     under employee stock plans.............       (15,082)        (2)           (92)
Shares received in payment of stock
     option exercises.......................      (109,246)       (11)          (847)
Tax benefit - employee stock programs.......                                   6,469
                                               -----------    -------       --------      ----------   --------
Balance, January 29, 2005...................   132,063,290    $13,206       $249,485     (12,265,993)  $(84,136)
                                               ===========    =======       ========      ==========   ========

                                                                     Accumulated
                                                   Deferred             Other
                                                   Employee         Comprehensive        Retained
                                                 Compensation       Income (Loss)        Earnings
                                                 ------------       -------------        --------
                                                                                        (Restated)
Balance, February 2, 2002...................       $(3,741)              $(818)          $428,142
Issued to employees.........................          (844)
Amortization................................         1,215
Unrealized gains, net of income taxes
    of $139.................................                               268
Net loss....................................                                               (6,086)
                                                   -------               -----           --------
Balance, February 1, 2003...................        (3,370)               (550)           422,056
Issued to employees.........................          (600)
Amortization................................         1,431
Unrealized gains, net of income taxes
    of $84..................................                               185
Net income..................................                                               38,042
                                                   -------               -----           --------
Balance, January 31, 2004...................        (2,539)               (365)           460,098
Issued to employees.........................        (8,713)
Amortization................................         2,537
Unrealized gains, net of income taxes
    of $221.................................                               365
Net income..................................                                               64,526
                                                   -------               -----           --------
Balance, January 29, 2005...................       $(8,715)              $   0           $524,624
                                                   =======               =====           ========

See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended
                                                               -------------------------------------
                                                               January 29,  January 31,  February 1,
(In thousands)                                                    2005         2004         2003
                                                                  ----         ----         ----
                                                                            (Restated)   (Restated)
Operating activities
Net income (loss) ..........................................   $  64,526    $  38,042    $  (6,086)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization .........................      79,606       84,534       88,492
     Deferred income taxes .................................      11,521        6,067       22,600
     Write-down of Catherines goodwill .....................           0            0       43,975
     Cumulative effect of capitalization of cash received
         from vendors ......................................           0            0        7,881
     Net loss from disposition of capital assets ...........         736        1,537        3,436
     Capitalized interest on conversion of convertible notes           0            0        3,026
     Tax benefit related to stock plans ....................       6,469           23        1,505
     Other, net ............................................         185         (142)        (679)
     Changes in operating assets and liabilities:
         Merchandise inventories ...........................      24,875      (23,523)       6,054
         Accounts payable ..................................      (7,958)     (12,175)      40,061
         Prepayments and other .............................     (28,888)      16,802       16,583
         Income taxes payable ..............................      (1,128)      (6,016)       7,144
         Accrued expenses and other ........................      19,774       (8,445)      (1,271)
         Accrued expenses related to cost reduction plan ...      (2,596)       2,596            0
         Accrued restructuring costs .......................           0            0      (19,758)
                                                               ---------    ---------    ---------
Net cash provided by operating activities ..................     167,122       99,300      212,963
                                                               ---------    ---------    ---------

Investing activities
Gross purchases of available-for-sale securities ...........     (30,887)     (35,440)     (58,308)
Proceeds from sales of available-for-sale securities .......      48,206       31,463       54,797
Investment in capital assets ...............................     (60,565)     (54,028)     (81,274)
Proceeds from sales of capital assets ......................           0          500          801
Increase in other assets ...................................      (6,984)      (6,704)      (4,150)
                                                               ---------    ---------    ---------
Net cash used by investing activities ......................     (50,230)     (64,209)     (88,134)
                                                               ---------    ---------    ---------

Financing activities
Proceeds from short-term borrowings ........................     186,173      221,423      534,499
Repayments of short-term borrowings ........................    (186,173)    (221,423)    (588,795)
Proceeds from long-term borrowings .........................      18,098        1,557      164,000
Repayments of long-term borrowings .........................     (18,530)     (14,566)     (84,122)
Payments of deferred financing costs .......................        (350)      (1,500)      (5,568)
Purchases of treasury stock ................................           0            0      (84,136)
Proceeds from issuance of common stock .....................      33,158        1,173        4,679
                                                               ---------    ---------    ---------
Net cash provided/(used) by financing activities ...........      32,376      (13,336)     (59,443)
                                                               ---------    ---------    ---------

Increase in cash and cash equivalents ......................     149,268       21,755       65,386
Cash and cash equivalents, beginning of year ...............     123,781      102,026       36,640
                                                               ---------    ---------    ---------
Cash and cash equivalents, end of year .....................   $ 273,049    $ 123,781    $ 102,026
                                                               =========    =========    =========

Non-cash financing and investing activities
Common stock issued on conversion of convertible notes......   $       0    $       0    $  89,105
                                                               =========    =========    =========
Equipment acquired through capital leases ............... ..   $   5,399    $  17,466    $   6,997
                                                               =========    =========    =========

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
See Notes to Consolidated Financial Statements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     We operate retail specialty stores located throughout the continental United States that merchandise plus-size, misses, and junior sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices.

Principles of Consolidation

     The consolidated financial statements include the accounts of Charming Shoppes, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We have a 52 - 53 week fiscal year ending on the Saturday nearest to January 31. As used herein, the terms "Fiscal 2005," "Fiscal 2004," and "Fiscal 2003" refer to our fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively. The term "Fiscal 2006" refers to our fiscal year which will end on January 28, 2006. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc., and, where applicable, our consolidated subsidiaries.

     During Fiscal 2001, we entered into a joint venture agreement with MONSOON plc. to open and operate MONSOON/ACCESSORIZE stores in the United States. We invested $4,000,000 for an 80% controlling interest in the joint venture, operated the joint venture as a consolidated operating unit, and accounted for MONSOON plc.'s investment as a minority interest. In March 2003, we announced that we would discontinue operation of the 9 MONSOON/ACCESSORIZE stores operated under the joint venture, and we closed the stores during Fiscal 2004 (see "Property and Depreciation" below).

Foreign Operations

     We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing. There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2005 to January 29, 2005 that would have a material effect on our financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior-year amounts in the consolidated balance sheet, statements of operations and comprehensive income, and statements of cash flows for prior years have been reclassified to conform to the current-year presentation.


Cash Equivalents

     We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


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

     Short-term available-for-sale securities include investments with an original maturity of greater than three months and a remaining maturity of less than one year, and consist primarily of retained interests in our asset securitization facilities (see "NOTE 16. ASSET SECURITIZATION" below). Long-term available-for-sale securities include investments that have an original maturity of greater than one year, but are available on an as-needed basis to support our working capital needs.

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

Property and Depreciation

     For financial reporting purposes, we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the lease term as determined under our operating lease accounting policy (see "Operating Leases" below), if shorter. We use accelerated depreciation methods for income tax reporting purposes. Depreciation and amortization of property, equipment (including equipment acquired under capital leases), and leasehold improvements was $72,437,000, $76,541,000, and $79,428,000 in Fiscal 2005, Fiscal 2004, and
Fiscal 2003, respectively (Fiscal 2004 and Fiscal 2003 amounts have been restated - see "NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS" below).

     We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and future estimated results when evaluating an asset for potential impairment, then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows. Pursuant to SFAS No. 144, we recorded a $2,700,000 write-down of under-performing assets related to our consolidated MONSOON joint venture during Fiscal 2003. The amount of the write-down is included in occupancy expenses.

Lease Accounting

     We lease substantially all of our store properties and account for our store leases in accordance with SFAS No. 13, "Accounting for Leases." A majority of our store leases contain lease options that we can unilaterally exercise. The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

     For leases that contain rent escalations, the lease term for recognition of straight-line rent expense commences on the date we take possession of the leased property for construction purposes, which is generally two months prior to a store opening date. Similarly, landlord incentives or allowances under operating leases (tenant improvement allowances) are recorded as a deferred rent liability and recognized as a reduction of rent expense on a straight-line basis over the lease term commencing on the date we take possession of the leased property for construction purposes.

Goodwill and Other Intangible Assets

     As of the beginning of Fiscal 2003, we account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." We own trademarks, tradenames, internet domain names, customer lists, and a covenant not to compete that we obtained in connection with our acquisition of LANE BRYANT. The values of these intangible assets were determined by an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. We allocated the excess of the cost of the LANE BRYANT acquisition over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill. In accordance with the provisions of SFAS No. 142, we are not amortizing the goodwill.

     The LANE BRYANT trademarks, tradenames, and internet domain names are well-recognized in the plus-size apparel market. We expect to renew and protect these trademarks, tradenames, and internet domain names indefinitely, and expect that they will generate positive cash flows for the Company for the foreseeable future. Therefore, we are not amortizing the appraised value of the trademarks, tradenames, and internet domain names. We periodically review the trademarks, tradenames, and internet domain names for indicators of a limited useful life. We are amortizing the customer lists and covenant not to compete over their estimated useful life of five years.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     In accordance with the provisions of SFAS No. 142, we are required to re-evaluate goodwill and other indefinite-lived intangible assets annually, or more frequently if there is an indication of possible impairment. During Fiscal 2003, we determined that the carrying value of goodwill related to our CATHERINES acquisition (including the value of intangible assets we did not separately account for at the date of the CATHERINES acquisition) exceeded the estimated fair value of the CATHERINES goodwill under SFAS No. 142. We determined the estimated fair value of the CATHERINES goodwill using the present value of expected future cash flows associated with the CATHERINES assets. We recorded a write-down (which was not deductible for income tax purposes) of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. The majority of the write-down is attributable to the value of unrecorded trademarks. The write-down of the CATHERINES goodwill is presented as the cumulative effect of an accounting change, as of February 3, 2002, in our Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2003. We also evaluated the goodwill, trademarks, tradenames, and internet domain names related to our LANE BRYANT acquisition as of February 3, 2002 in accordance with the provisions of SFAS No. 142, and determined that there had been no impairment of these assets. During the fourth quarters of Fiscal 2003, Fiscal 2004, and Fiscal 2005, we conducted the annual re-evaluation of our goodwill and other indefinite-lived intangible assets and determined that there was no impairment of these assets. The calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used.

Asset Securitization

     We account for our asset securitization facilities in accordance with the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Asset securitization involves the sale of proprietary credit card receivables by our credit card bank to a special purpose entity, which in turn transfers the receivables to a qualified special purpose entity (the "Trust") created for the securitization. The Trust issues asset-backed certificates that represent undivided interests in those credit card receivables transferred into the Trust. These certificates are sold to investors, and we retain any undivided interests that remain unsold. We include these remaining undivided interests, and any other retained interests, in short-term available-for-sale securities in our accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value. The assets and liabilities of the Trust are not included in our consolidated balance sheet.

     Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income is included as a reduction of selling, general, and administrative expenses in our accompanying consolidated statements of operations and comprehensive income
(loss).

Deferred Debt Acquisition Costs

     Debt acquisition costs are deferred and amortized to interest expense on a straight-line basis over the life of the related debt agreement.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The following table reconciles net income (loss) and net income (loss) per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income (loss) and pro forma net income (loss) per share using the fair value method under SFAS No. 123:

(In thousands, except per share amounts)    2005        2004        2003
                                            ----        ----        ----
                                                     (Restated)  (Restated)

Net income (loss) as reported .........   $ 64,526    $ 38,042    $ (6,086)
Add stock-based employee compensation
     as reported, using intrinsic value
     method, net of income taxes ......      1,649         930         790
Less stock-based employee compensation,
     using fair-value method, net of
     income taxes .....................     (3,862)     (3,298)     (5,864)
                                          --------    --------    --------
Pro forma net income (loss) ...........   $ 62,313    $ 35,674    $(11,160)
                                          ========    ========    ========

Basic net income (loss) per share:
     As reported.......................       $.56       $ .34       $(.05)
     Pro forma.........................        .54         .32        (.10)
Diluted net income (loss) per share:
     As reported.......................        .52         .33        (.01)
     Pro forma.........................        .50         .31        (.05)

     For purposes of determining the pro forma disclosures, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, we used a range of estimated stock price volatilities of 37.6 to 50.8, a dividend yield of 0.0%, expected lives of 3 months for the Employee Stock Purchase Plan, 3 to 5 years for stock award plans, and 3 to 7 years for stock option and stock incentive plans, and the following risk-free interest rates:

(In percents)                               2005        2004         2003
                                            ----        ----         ----
Risk-free interest rate:
     Employee stock purchase plan......  0.9 - 2.4       0.9          1.1
     Stock award plans.................  1.9 - 3.9       2.8          3.1
     Stock option and incentive plans..  2.8 - 4.4       2.8          3.1

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." We will be required to adopt the provisions of SFAS No. 123R as of the beginning of the third quarter of Fiscal 2006. See "Impact of Recent Accounting Pronouncements" below for a further discussion of SFAS No. 123R.

Revenue Recognition

     Revenues from merchandise sales are net of discounts, returns and allowances, and coupons, and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns received, and we defer recognition of layaway sales to the date of delivery. Revenues from sales of gift cards are recorded as deferred revenue and recognized upon the redemption of the gift cards.

     Revenues from our E-commerce business include shipping and handling fees billed to customers. E-commerce revenues are recognized after the following have occurred: execution of the customer's order, authorization of the customer's credit card has been received, and the product has been shipped and received by the customer. We record a reserve for estimated future E-commerce sales returns based on an analysis of actual returns.

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

Advertising Costs

     We expense advertising costs as incurred. Advertising costs charged to expense were $66,666,000, $60,494,000, and $63,943,000 in Fiscal 2005, Fiscal
2004, and Fiscal 2003, respectively.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


Costs Associated With Exit or Disposal Activities

     We recognize liabilities for costs associated with exit or disposal activities when the liabilities are incurred, and value the liabilities at fair value, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Severance pay is recognized as employees render service over future periods if the severance arrangement requires employees to render future service beyond a minimum retention period.

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

     On October 22, 2004, the President of the United States of America signed into law H.R. 4250, "The American Jobs Creation Act of 2004" (the "Act"), which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company's international operations. The Act provides for the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period. These tax benefits are subject to various limitations, and, as of January 29, 2005, the U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. We are currently evaluating the effects of the Act, and have not determined the effect, if any, that it will have on our financial condition and results of operations. As of January 29, 2005, our consolidated cash balance included approximately $39,500,000 of cash held by our international operations. We will finalize our analysis before the end of Fiscal 2006.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


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

Cash Consideration Received from Vendors

     As of the beginning of Fiscal 2003, we record cash consideration received from vendors as a reduction of inventory, and it is recognized in cost of goods sold as inventory is sold, in accordance with EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." In Fiscal 2003, we recognized a charge of $5,123,000, net of income taxes of $2,758,000, for the cumulative effect of the deferral of cash received from vendors as of the beginning of Fiscal 2003. The impact of the adoption of EITF 02-16 on the year ended February 1, 2003 was an increase in cost of goods sold of $216,000. As of January 29, 2005 and January 31, 2004, $6,465,000 and
$9,456,000, respectively, of cash received from vendors has been deferred into inventory and will be recognized as inventory is sold. We defer the recognition of markdown allowances during interim periods in order to better match the recognition of markdown allowances to the period the related markdown expenses are recorded.

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

     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." A variable interest entity ("VIE") is a legal entity used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to finance its activities without additional subordinated financial support from other parties. Consolidation of a VIE by a variable interest holder is required if the variable interest holder is subject to a majority of the VIE's residual returns, risk of loss, or both. Qualifying special purpose entities ("QSPEs") subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are excluded from the scope of FIN No. 46. Adoption of FIN No. 46 had no impact on our financial position or results of operations.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R" or the "Statement"), a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." The accounting for share-based payments under SFAS No. 123R is similar to the fair value method in SFAS No. 123, except that we will be required to recognize the fair value of share-based payments as compensation expense in our financial statements (pro forma disclosure will no longer be allowed).

     Generally, under SFAS No. 123R, we will be required to determine the fair value of employee stock options using an option pricing model, and the value of non-vested stock awards will be based on the fair market value of our stock on the date we grant the award, without regard to service or performance conditions (as defined in the Statement). We will not be required to recognize compensation cost for options or awards that do not vest as a result of a failure to satisfy service or performance conditions. Instead, we will be required to estimate forfeitures of options or awards due to the failure to satisfy service or performance conditions in determining total compensation for the option or award and to adjust such estimates to the extent that they differ from actual forfeitures. The determination of the fair value of options or awards under SFAS No. 123R may also be affected by "market conditions" or "other conditions" (as defined in the Statement); however, recognition of compensation expense will not be affected by the failure to satisfy a market or other condition. In addition to recognizing compensation cost for our stock options and awards, we will be required to recognize compensation cost related to our employee stock purchase plan.

     The period over which we will be required to recognize compensation expense related to an option or award will be determined based on all the terms of the option or award. For options or awards with graded vesting based on a service condition (portions of the option or award vest ratably over the service period), we will be required to elect either a straight-line recognition method or the accelerated method specified in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     Under SFAS No. 123R, we will be required to present cash flows for excess tax benefits related to share-based payments as financing cash flows in our consolidated statements of cash flows, instead of as operating cash flows, as currently permitted under EITF Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option."

     We will be required to adopt the provisions of SFAS No. 123R as of the beginning of the third quarter of Fiscal 2006 for options and awards granted after the date of adoption. Under the modified-prospective-transition method, for unvested options and awards granted prior to the date of adoption of SFAS No. 123R, we will be required to recognize compensation expense in our financial statements as of the date of adoption in accordance with the provisions of SFAS No. 123, adjusted to reflect estimated forfeitures in accordance with the provisions of SFAS No. 123R. We will also recognize a cumulative effect of a change in accounting principles as of the date of adoption to reflect the reversal of any compensation expense for periods prior to the date of adoption for such estimated forfeitures, if material. Under the modified-retrospective-transition method, we will also have the option to restate our financial statements, either for the first two quarters of Fiscal 2006 or for all periods prior to adoption presented for comparative purposes, to recognize compensation cost previously reported in our pro forma footnote

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


disclosures in accordance with SFAS No. 123. We will be required to apply the provisions of SFAS No. 123R related to cash flow reporting prospectively from the date of adoption under the modified-prospective-transition method, and retrospectively for the same periods for which the modified-retrospective-transition method is applied.

     Our adoption of SFAS No. 123R will result in the recognition of additional compensation expense for stock-based compensation in interim and annual periods subsequent to July 1, 2005. Because we are not able to reliably estimate the nature and amounts of stock-based awards to be issued in future periods, the future impact of adoption cannot be quantified. See "Common Stock Plans" above for pro forma disclosure of stock-based compensation expense determined in accordance with the provisions of SFAS No. 123 for Fiscal 2005, Fiscal 2004, and Fiscal 2003. We have not yet determined whether we will adopt the modified-prospective-transition method or one of the options under the modified-retrospective-transition method.


NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

     Our system of internal controls over financial reporting includes the monitoring of emerging accounting issues and the reviewing of industry and peer group filings and news releases. As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our independent registered public accounting firm, we restated our financial statements for years prior to Fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores.

     We lease substantially all of our stores under non-cancelable operating lease agreements. These lease agreements generally include standard language on landlord allowances for costs relating to the design, construction, fixturing, and opening of stores. Construction allowances vary by store, and represent a reimbursement from the landlord for a portion of the leasehold improvement costs we incur. Historically, we classified construction allowances as a reduction of property, equipment, and leasehold improvements on our consolidated balance sheets and as a reduction of capital expenditures on our consolidated statements of cash flows. In addition, when accounting for leases with renewal options, we historically recorded rent expense on a straight-line basis over the initial non-cancelable lease term, beginning with the lease commencement date. However, we depreciated leasehold improvements over their estimated useful life of ten years, which, in many cases, may have included both the initial non-cancelable lease term and option renewal periods provided for in the lease. Also, we historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or the opening date of the stores. The store opening date coincided with the commencement of business operations, which corresponds with the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating leases with Scheduled Rent Increases," and determined that the lease term should commence on the date we take possession of the leased space for construction purposes, which is generally two months prior to a store opening date.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     As a result of the restatement, construction allowances have been recorded as a deferred rent liability on our consolidated balance sheets instead of being recorded as a reduction of the cost of leasehold improvements. In our consolidated statements of cash flows, we have recognized construction allowances as an operating activity instead of recognizing them as a reduction of our investment in capital assets. In addition, the construction allowances will be amortized over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense commencing on the date we take possession of the leased space for construction purposes.

     We also corrected the lease term used to determine straight-line rent expense and depreciation of leasehold improvements to include lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. Depreciation of leasehold improvements has been recognized over the shorter of the corrected lease term or the assets' estimated useful lives. Lease terms used to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as "rent holidays"), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements.

     As a result of the above corrections, we recorded additional deferred rent in "accrued expenses" and "deferred taxes and other non-current liabilities" and we adjusted "retained earnings" on the consolidated balance sheet. We also corrected amortization in "cost of goods sold, buying, and occupancy expenses" on the consolidated statements of operations and comprehensive income (loss) for each of our three fiscal years in the period ended January 29, 2005. These corrections did not have any impact on our previously reported comparable store sales, net sales, total cash flows, and actual lease payments, or on the economic value of our leasehold improvements.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The effects of the restatement on our consolidated financial statements are summarized as follows:

                                                           As Previously                      As
(In thousands, except per share amounts)                    Reported(1)   Adjustments      Restated
                                                             --------     -----------      --------
Consolidated Balance Sheet as of January 31, 2004:
Property, equipment, and leasehold improvements:
     Cost ..............................................   $   705,257    $    70,243    $   775,500
     Accumulated depreciation and amortization .........       386,633         60,858        447,491
                                                           -----------    -----------    -----------
     Net property, equipment, and leasehold improvements       318,624          9,385        328,009
                                                           -----------    -----------    -----------
Total assets ...........................................   $ 1,163,685    $     9,385    $ 1,173,070
                                                           ===========    ===========    ===========

Deferred taxes and other non-current liabilities .......   $    56,293    $    27,061    $    83,354

Stockholders' equity:
     Retained earnings .................................       477,774        (17,676)       460,098
                                                           -----------    -----------    -----------
     Total stockholders' equity ........................       605,085        (17,676)       587,409
                                                           -----------    -----------    -----------
Total liabilities and stockholders' equity .............   $ 1,163,685    $     9,385    $ 1,173,070
                                                           ===========    ===========    ===========

Consolidated Statement of Operations for Year Ended
     January 31, 2004:
Cost of goods sold, buying, and occupancy expenses .....   $ 1,638,701    $     4,115    $ 1,642,816
Income tax provision ...................................        23,141         (1,518)        21,623
Net income .............................................        40,639         (2,597)        38,042
Basic net income per share .............................   $       .36    $      (.02)   $       .34
Diluted net income per share ...........................   $       .35    $      (.02)   $       .33

Consolidated Statement of Operations for Year Ended
     February 1, 2003:
Cost of goods sold, buying, and occupancy expenses .....   $ 1,721,052    $     5,254    $ 1,726,306
Income tax provision ...................................        29,055         (1,938)        27,117
Income before cumulative effect of accounting changes ..        46,328         (3,316)        43,012
Net income (loss) ......................................        (2,770)        (3,316)        (6,086)
Basic net income (loss) per share:
     Before cumulative effect of accounting changes ....   $       .41    $      (.03)   $       .38
     Net income (loss) .................................   $      (.02)   $      (.03)   $      (.05)
Diluted net income per share:
     Before cumulative effect of accounting changes ....   $       .39    $      (.03)   $       .36
     Net income (loss) .................................   $       .01    $      (.03)   $      (.01)

--------------------

(1) Certain amounts have been reclassified to conform to the current-year presentation.

(Table continued on next page)

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


(Table continued from previous page):

                                                        As Previously                  As
(In thousands                                            Reported(1)  Adjustments   Restated
                                                          --------    -----------   --------
Consolidated Statement of Cash flows for year ended
     January 31, 2004:
Operating activities:
Net income ...........................................   $  40,639    $  (2,597)   $  38,042
Additions to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization ...................      76,347        8,187       84,534
     Deferred income taxes ...........................       7,585       (1,518)       6,067
     Changes in operating assets and liabilities:
         Accrued expenses and other ..................     (13,387)       4,942       (8,445)
                                                         ---------    ---------    ---------
Net cash provided by operating activities ............   $  90,286    $   9,014    $  99,300
                                                         ---------    ---------    ---------

Investing activities:
Investment in capital assets .........................   $ (45,014)   $  (9,014)   $ (54,028)

Consolidated Statement of Cash flows for year ended
     February 1, 2003:
Operating activities:
Net income (loss) ....................................   $  (2,770)   $  (3,316)   $  (6,086)
Additions to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization ...................      79,421        9,071       88,492
     Deferred income taxes ...........................      24,538       (1,938)      22,600
     Changes in operating assets and liabilities:
         Accrued expenses and other ..................      (4,425)       3,154       (1,271)
                                                         ---------    ---------    ---------
Net cash provided by operating activities ............   $ 205,992    $   6,971    $ 212,963
                                                         ---------    ---------    ---------

Investing activities:
Investment in capital assets .........................   $ (74,303)   $  (6,971)   $ (81,274)

-------------------

(1) Certain amounts have been reclassified to conform to the current-year presentation.

     Prior-year financial information and quarterly information for Fiscal 2004 and the first three quarters of Fiscal 2005 included in these Consolidated Financial Statements and Notes has been restated as applicable and has been indicated as such.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 3.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

                                            Lives
(Dollars in thousands)                     (Years)      2005      2004
                                           -------      ----      ----
                                                               (Restated)

Land ..................................              $  5,983   $  5,983
Buildings and improvements ............   10 to 40     70,549     70,538
Store fixtures ........................    5 to 10    128,958    124,018
Equipment .............................    3 to 10    179,358    195,195
Equipment acquired under capital leases       7        68,119     65,851
Leasehold improvements ................      10       333,061    313,915
                                                     --------   --------
Total at cost .........................               786,028    775,500
                                                     --------   --------
Less:  Accumulated depreciation and
       amortization ...................               440,551    425,001
       Accumulated amortization of
       capital lease assets ...........                24,814     22,490
                                                     --------   --------
Total accumulated depreciation and
       amortization ...................               465,365    447,491
                                                     --------   --------
Net property, equipment, and
       leasehold improvements .........              $320,663   $328,009
                                                     ========   ========


NOTE 4.  TRADEMARKS AND OTHER INTANGIBLE ASSETS

                                                        Lives
(Dollars in thousands)                                 (Years)     2005       2004
                                                       -------     ----       ----
Trademarks, tradenames, and internet domain names ...            $168,800   $168,800
Customer lists and covenant not to compete ..........     5         3,300      3,300
                                                                 --------   --------
Total at cost .......................................             172,100    172,100
Less:  accumulated amortization of customer lists and
       covenant not to compete ......................               2,282      1,622
                                                                 --------   --------
Net trademarks and other intangible assets ..........            $169,818   $170,478
                                                                 ========   ========

     Total amortization of other intangible assets was $660,000 in Fiscal 2005 and Fiscal 2004, and $656,000 in Fiscal 2003. Estimated amortization of intangible assets for the next five fiscal years is: 2006 - $660,000; 2007 - $358,000; thereafter - $0.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 5.  AVAILABLE-FOR-SALE SECURITIES

                                                                 Unrealized
                                                                 ----------         Estimated
(In thousands)                                     Cost       Gains      Losses    Fair Value
                                                   ----       -----      ------    ----------
January 29, 2005
Charming Shoppes Master Trust certificates and
     retained interests(1) ...................   $ 52,485   $      0    $      0    $ 52,485
Other ........................................        612          0           0         612
                                                 --------   --------    --------    --------
                                                 $ 53,097   $      0    $      0    $ 53,097
                                                 ========   ========    ========    ========
January 31, 2004
Government agency bonds ......................   $ 14,671   $      0    $   (390)   $ 14,281
Charming Shoppes Master Trust certificates and
     retained interests(1) ...................     55,363          0           0      55,363
Other ........................................        565          0           0         565
                                                 --------   --------    --------    --------
                                                 $ 70,599   $      0    $   (390)   $ 70,209
                                                 ========   ========    ========    ========
--------------------

(1) Includes Master Trust certificates of $17,325,000, Interest-only strip of $10,390,000, and retained interests of $24,770,000 at January 29, 2005, and Master Trust certificates of $44,345,000, Interest-only strip of $9,208,000, and retained interests of $1,810,000 at January 31, 2004.

     During Fiscal 2005, there were $185,000 of realized losses on sales of available-for-sale securities. There were no realized gains or (losses) on available-for-sale securities during Fiscal 2004 or Fiscal 2003.

     Contractual maturities of available-for-sale securities at January 29, 2005 were:

                                                          Estimated
(In thousands)                                Cost       Fair Value
                                              ----       ----------
Due in one year or less(1)...............    $52,857       $52,857
Due after ten years......................        240           240
                                             -------       -------
                                             $53,097       $53,097
                                             =======       =======
--------------------

(1)  Includes Charming Shoppes Master Trust certificates and retained interests.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 6.  INCOME TAXES

     Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes:

(In thousands)                         2005       2004          2003
                                       ----       ----          ----
                                               (Restated)    (Restated)
Domestic.........................   $ 98,144     $56,181      $66,225
Foreign..........................      3,524       3,342        3,225
                                    --------     -------     --------
                                    $101,668     $59,523      $69,450
                                    ========     =======      =======

     Income tax provision (benefit):

(In thousands)                         2005       2004          2003
                                       ----       ----          ----
                                               (Restated)    (Restated)
Current:
Federal..........................    $20,857     $14,973      $ 4,946
State............................      6,275       1,913        2,779
Foreign..........................        668         529          418
                                     -------     -------      -------
                                      27,800      17,415        8,143
Deferred(1)......................      9,342       4,208       18,974
                                     -------     -------      -------
                                     $37,142     $21,623      $27,117
                                     =======     =======      =======
--------------------

 (1)  Primarily Federal

     We made income tax payments of $30,829,000, $10,147,000 and $5,624,000 during Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

     Reconciliation of the effective tax rate with the statutory Federal income tax rate:

                                                2005       2004       2003
                                                ----       ----       ----
                                                        (Restated) (Restated)
Statutory Federal income tax rate .........     35.0%      35.0%      35.0%
State income tax, net of Federal income tax      2.2        1.9        2.5
Foreign income ............................     (0.6)      (1.1)      (1.0)
Employee benefits .........................     (1.0)      (0.5)       2.0
Other, net ................................      0.9        1.0        0.5
                                                ----       ----       ----
                                                36.5%      36.3%      39.0%
                                                ====       ====       ====

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


Components of deferred tax assets and liabilities:

                                                     Net Current    Net Long-Term
                                                       Assets          Assets
(In thousands)                                      (Liabilities)   (Liabilities)
                                                     -----------     -----------
January 29, 2005
Property, equipment, and leasehold improvements...                    $(19,374)
Tax net operating loss and credit carryforwards...                         564
Prepaid and accrued expenses......................      $13,084
Inventory.........................................       (1,902)
Deferred compensation.............................                       8,662
Intangible assets.................................                     (26,524)
Investments.......................................                      (4,846)
Deferred rent.....................................                       6,867
Other.............................................        4,318          3,006
                                                        -------       --------
                                                        $15,500       $(31,645)
                                                        =======       ========
January 31, 2004 (Restated)
Property, equipment, and leasehold improvements...                    $(13,223)
Tax net operating loss and credit carryforwards...                       3,256
Prepaid and accrued expenses......................      $13,126
Inventory.........................................        5,320
Deferred compensation.............................                       7,109
Intangible assets.................................                     (22,914)
Investments.......................................                      (3,612)
Deferred rent.....................................                       6,226
Other.............................................          262             49
                                                        -------       --------
                                                        $18,708       $(23,109)
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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 7.  DEBT

     Long-term debt at year end:

(In thousands)                                   2005       2004
                                                 ----       ----
4.75% Senior Convertible Notes due June 2012   $150,000   $150,000
Capital lease obligations ..................     34,825     37,934
6.07% mortgage note, due October 2014 ......     12,821          0
6.53% mortgage note, due November 2012 .....     10,850     12,250
7.77% mortgage note due December 2011 ......      9,564     10,039
7.5% mortgage note due March 2006 ..........      5,605      5,840
8.15% note due December 2004 ...............          0      2,494
Other long-term debt .......................      1,399      1,540
                                               --------   --------
Total long-term debt .......................    225,064    220,097
Less current portion .......................     16,419     17,278
                                               --------   --------
                                               $208,645   $202,819
                                               ========   ========

     We have a $300,000,000 revolving credit facility (the "Facility") that provides for cash borrowings and enables us to issue up to $150,000,000 of letters of credit for purchases of merchandise and for standby letters of credit. As of January 29, 2005, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization facilities, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and
(v) certain other assets. The Facility expires on August 15, 2008. As of January 29, 2005, we had $3,267,000 of unamortized deferred debt acquisition costs related to the Facility, which we are amortizing on a straight-line basis over the life of the Facility as interest expense.

     The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.5% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of January 29, 2005, the interest rate on borrowings under the Facility was 5.25% for Prime Rate Loans and 4.06% for Eurodollar Rate Loans. There is a fee of 1.0% to 1.25% per annum on outstanding letters of credit and a fee of .375% per annum on the unused portion of the Facility.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50,000,000 at any time within a fiscal quarter, that we maintain a minimum level of consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility). During Fiscal 2005, our excess and suppressed availability was above $50,000,000 at all times. We had outstanding letters of credit totaling $82,996,000 as of January 29, 2005. As of January 29, 2005, we were not in default with respect to any of the Facility's covenants.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The 4.75% Senior Convertible Notes will mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% of principal on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus accrued and unpaid interest, if any. Also, under such circumstances, we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for the five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

     Pursuant to a program to replace point-of-sale ("POS") equipment in our stores, we acquired $3,899,000, $8,468,000, and $3,495,000 of POS equipment under capital leases in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. As of January 29, 2005, the imputed interest rates on the capital leases ranged from 4.48% to 10.87%.

     In December 2002, we entered into two financing leases for the purchase of material handling systems and related equipment and software for the White Marsh distribution center. The lease terms provide for the availability of funds as the equipment and software is delivered and accepted. The first capital lease obligation of $2,500,000 is payable over a term of 60 months at an interest rate of 6.77%, and contains a bargain purchase option. We received all of the equipment under this lease as of February 1, 2003. The second capital lease obligation of $11,500,000 is payable over a term of 60 months at an interest rate of 7.35% and contains a bargain purchase option. As of January 31, 2004, we had acquired $10,000,000 of equipment under this lease. We received the remaining $1,500,000 of equipment and related software under this lease during Fiscal 2005.

     In December 2004, we refinanced certain material handling equipment at our Greencastle distribution center. The lease obligation of $5,000,000 is payable over a term of 48 months at an interest rate of 6.86% and contains a bargain purchase option.

     In October 2004, we borrowed $13,000,000 under a 6.07% mortgage note (the "Note"). Repayment of the Note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,800,000 at the end of 10 years. The Note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The Note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility. The proceeds from this borrowing will be used to repay the scheduled maturities of other debt and for other general corporate purposes.

     In October 2002, we borrowed $14,000,000 under a 6.53% mortgage note. The note has a ten-year term with 120 monthly installments of principal of $117,000 plus interest. The mortgage note is secured by land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland. The net proceeds were used to finance a substantial portion of the acquisition of the White Marsh facility.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The 7.77% mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103,000 commencing in January 2002 and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases and rents we own or receive from tenants of the Bensalem facility. The net proceeds of $10,851,000 from the mortgage note were used to repay a portion of borrowings that were outstanding under our $300,000,000 revolving credit facility.

     We assumed a 7.5% Mortgage Note in connection with our CATHERINES acquisition. The mortgage financing agreement provided for a $6,919,000 mortgage facility with a seven-year term and monthly payments based on a 20-year amortization period. The mortgage included a final principal payment of $5,585,000 on March 1, 2005. The note is secured by a mortgage on the land and buildings at our CATHERINES office and distribution center in Memphis, Tennessee. The terms included a pre-payment penalty of 1% of the outstanding principal. On January 27, 2005, we entered into an amended and restated promissory note with the lender to extend the final due date of the note, with monthly payments of principal and interest of $56,000 commencing on February 1, 2005 and a final payment of unpaid principal and interest on March 1, 2006. The interest rate on the amended and restated promissory note is 7.5% through February 28, 2005 and thereafter is reset on March 1, June 1, September 1, and December 1, based on 90-day LIBOR plus 2.25%. There is no prepayment penalty on the amended and restated promissory note.

     In December 2001, the Company borrowed $5.0 million under an 8.15% note. The note had a three-year term with 35 monthly installments of principal and interest of $126 thousand commencing in January 2002, and a final payment of any remaining unpaid principal and interest in December 2004. The note was secured by equipment and fixtures owned by the Company at its distribution center in Greencastle, Indiana. The net proceeds from the note were used to repay a portion of borrowings that were outstanding under our revolving credit facility.

     During Fiscal 2005, Fiscal 2004, and Fiscal 2003, we made interest payments of $13,609,000, $13,572,000, and $12,859,000, respectively. No interest expense was capitalized during Fiscal 2005, $725,000 of interest expense was capitalized during Fiscal 2004, and interest expense capitalized in Fiscal 2003 was immaterial.

     Aggregate maturities of long-term debt during the next five fiscal years are as follows:

(In thousands)                2006      2007      2008      2009      2010
                              ----      ----      ----      ----      ----
Capital lease obligations   $13,397   $10,762   $ 6,755   $ 3,590   $   321
Mortgage notes ..........     2,780     7,847     2,631     2,718     2,812
Other long-term debt ....       242       245       247       250       252
                            -------   -------   -------   -------   -------
                            $16,419   $18,854   $ 9,633   $ 6,558   $ 3,385
                            =======   =======   =======   =======   =======

     Minimum lease payments under capital leases for the next five fiscal years are: 2006 - $15,317,000; 2007 - $11,870,000; 2008 - $7,258,000; 2009 -
$3,734,000; 2010 - $323,000. Included in these minimum lease payments is aggregate imputed interest of $3,677,000.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 8.  STOCKHOLDERS' EQUITY

     Our authorized shares consist of 1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized; and 300,000,000 shares of common stock, $.10 par value.

     During Fiscal 1998 and Fiscal 2000, our Board of Directors authorized the repurchase of an aggregate of up to 20,000,000 shares of our common stock. Prior to Fiscal 2002, we repurchased an aggregate total of 9,105,000 shares of our common stock at a cost of $41,537,000, which we held as treasury stock. In Fiscal 2002, we re-issued these treasury shares to Limited Brands in connection with our acquisition of LANE BRYANT. In Fiscal 2003, our Board of Directors authorized the repurchase of an additional 6,350,662 shares in connection with our acquisition of LANE BRYANT from Limited Brands. During Fiscal 2003, we repurchased an aggregate total of 9,525,993 shares of common stock issued in connection with our acquisition of LANE BRYANT from Limited Brands for $65,428,000, and repurchased an aggregate total of 2,740,000 shares of our common stock on the open market for $18,708,000. The transactions were financed through the use of existing cash and proceeds from the issuance of our 4.75% Senior Convertible Notes. The repurchased shares are being held as treasury shares.


NOTE 9.  STOCK OPTION AND STOCK INCENTIVE PLANS

     Our Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999, and provided for the grant of options or awards of up to an aggregate total of 700,000 shares of common stock. This program includes an automatic annual grant of options to purchase 20,000 shares of common stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options may not be less than the fair market value of the stock on the date of grant. The program also provided for a one-time grant of 10,000 shares of restricted common stock to each newly elected non-employee director. The grants vest in equal amounts over three years. In June 2002, this plan was amended to provide for annual grants of 3,000 restricted stock units ("RSUs") to each non-employee director. The RSUs generally vest in full one year after grant. During Fiscal 2004, the RSUs for 24,000 shares that were granted during Fiscal 2003 were settled in cash or deferred payment for $113,000, based on a market value of $4.72 per share on the date of vesting.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     Our 2003 Non-Employee Directors Compensation Plan was approved by shareholders on June 26, 2003. This plan is an additional amendment and restatement of the Amended and Restated Non-Employee Directors Program adopted on July 1, 1999. Directors who are not employed by the Company are eligible for participation in the plan. The Board of Directors administers the plan and approves the form and amount of awards under the plan. This plan provides for the grant of stock options, stock appreciation rights ("SARs"), restricted stock awards, RSUs, or deferred shares of up to an aggregate total of 600,000 shares of our common stock. No more than 50% of the shares reserved for issuance under the plan may be issued as restricted stock awards or RSUs. The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant. The maximum term of options and SARs issued under the plan is ten years. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director's fees. The plan includes a provision that options previously granted under the plan will not be amended or replaced in a transaction that constitutes a "re-pricing" (as defined in the plan) without shareholder approval. The plan provides for a one-time restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director. The plan also provides for annual grants of options for 6,500 shares of common stock that vest in one year and annual grants of 3,000 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders. Each RSU represents a right to receive one share of common stock, or cash of equal value at the Company's option, at the date of vesting, or, if deferred by the director, at a later date after termination of service.

     Additional information related to our Non-Employee Directors Compensation Plan is as follows:

                                                   2005      2004      2003
                                                   ----      ----      ----
One-time restricted stock awards granted .....    10,000    10,000         0
Weighted average market price at date of grant     $7.65     $4.57         0
Shares issued under stock awards .............    13,333     3,334    10,001
Restricted awards outstanding at year-end ....     6,667    10,000     3,334
RSUs granted .................................    24,658    21,000    24,000
Weighted average market price at date of grant     $8.42     $4.78     $8.04
Shares issued under RSUs .....................    15,658         0         0
RSUs outstanding at year-end .................    30,000    21,000    24,000
Options exercisable at year-end ..............   333,325   282,400   180,000

     Our 2004 Stock Award and Incentive Plan (the "2004 Plan") was approved by our Board of Directors on April 30, 2004 and by our shareholders on June 24, 2004. This plan replaces our 1993 Employees' Stock Incentive Plan (the "1993 Plan"), our 1999 Associates' Stock Incentive Plan (the "1999 Plan"), and our 2000 Associates' Stock Incentive Plan (the "2000 Plan") (see below). This plan provides for the grant of options (including both incentive and non-qualified stock options), restricted stock, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock, together with shares remaining available under the 1993 Plan and shares recaptured from outstanding awards under the 1993 Plan, 1999 Plan, and 2000 Plan. Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with "full-value" awards (equity awards other than options, SARs, or other awards for which a participant does not pay at least the grant-date fair market value of the award). Additional shares may be used for

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards by three shares for each share to be used for full-value awards in excess of the 2,000,000 share limit. The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year. The 2004 Plan prohibits the amendment or replacement of options or SARs granted under the plan in a transaction that constitutes a re-pricing under generally accepted accounting principles without shareholder approval. The plan will be administered by our Board of Directors and its Compensation and Stock Option Committee. Additional information related to the 2004 Plan is as follows:

                                                             2005
                                                             ----
Restricted stock awards granted......................      270,900
Weighted average market price at date of grant
     for awards granted..............................        $9.00
Shares issued under stock awards.....................            0
Cancellations of restricted stock awards.............            0
Restricted awards outstanding at year-end............      270,900
Options exercisable at year-end......................            0

     Our Board of Directors adopted the 2000 Associates' Stock Incentive Plan (the "2000 Plan") on January 27, 2000. The 2000 Plan provided for the grant of options, SARS, restricted stock awards, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock. The form of the grants, exercise price, and maximum term, where applicable, were at the discretion of the Board of Directors and its Compensation and Stock Option Committee. Additional information related to the 2000 Plan is as follows:

                                                    2005        2004        2003
                                                    ----        ----        ----
Restricted stock awards granted ..............     439,500      97,000     111,000
Weighted average market price at date of grant
     for awards granted ......................       $7.31       $3.36       $5.98
Shares issued under stock awards .............      23,572      27,599      30,545
Cancellations of restricted stock awards .....      21,903      28,450      35,180
Restricted awards outstanding at year-end ....     623,816     229,791     188,840
Options exercisable at year-end ..............   1,214,113   1,891,271     711,630

     Our Board of Directors adopted the 1999 Associates' Stock Incentive Plan (the "1999 Plan") in February 1999. The 1999 Plan provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock. The exercise price of such options could not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of January 29, 2005, January 31, 2004, and February 1, 2003, 191,200 options, 321,800 options, and 250,800 options, respectively, were exercisable under this plan.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     As a result of our adoption of the 2004 Stock Award and Incentive Plan (see above), no further options or awards may be granted under the 2000 Plan or the 1999 Plan.

     Our 1993 Employees' Stock Incentive Plan provided for the grant of options or awards for up to an aggregate total of 10,898,726 shares of common stock plus 1,843,258 shares available but unissued under our discontinued 1990 Employees' Stock Incentive Plan. The form of the grants and exercise price, where applicable, were at the discretion of our Board of Directors and its Compensation and Stock Option Committee. The maximum term of options issued under the 1993 Plan is ten years. As a result of the adoption of the 2004 Stock Award and Incentive Plan on April 30, 2004, we no longer intend to issue options or awards under this plan. Additional information related to this plan is as follows:

                                                    2005        2004        2003
                                                    ----        ----        ----
Restricted stock awards granted ..............     393,000      52,500      54,500
Weighted average market price at date of grant
     for awards granted ......................       $7.20       $3.48       $6.34
Shares issued under stock awards .............     157,760      88,060      95,278
Cancellations of restricted stock awards .....      11,400      18,900       2,400
Restricted awards outstanding at year-end ....     730,120     506,280     560,740
Options exercisable at year-end ..............   2,127,498   6,398,767   4,681,587

     Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of January 29, 2005, January 31, 2004, and February 1, 2003, 32,245 options, 55,482 options, and 60,982 options, respectively, were exercisable under this plan.

     Our 1989 Non-Employee Director Stock Option Plan provided for the grant of options to each member of our Board of Directors who is not an employee of the Company to purchase up to 30,000 shares of common stock. The exercise price of such options could not be less than the fair market value of the stock on the date of grant. As of January 29, 2005, January 31, 2004, and February 1, 2003, 25,000 options, 25,000 options, and 49,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, we no longer intend to issue options under this plan.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The table below summarizes the activity in all Stock Option Plans:

                                                               Average         Option
                                                    Option     Option          Prices
                                                    Shares      Price         Per Share
                                                    ------      -----         ---------
Outstanding at February 2, 2002................   11,070,130   $ 5.895    $ .500 - $15.813
Granted - option price equal to market price...    3,029,500     6.295     4.351 -   8.460
Granted - option price less than market price..       11,100     1.000     1.000 -   1.000
Canceled/forfeited.............................     (681,571)    8.156     1.000 -  15.813
Exercised......................................   (1,326,561)    4.393      .500 -   6.813
                                                  ----------   -------    ----------------
Outstanding at February 1, 2003................   12,102,598     6.028     1.000 -  15.813
Granted - option price equal to market price...    1,121,375     3.600     2.760 -   6.640
Granted - option price less than market price..       44,300     1.000     1.000 -   1.000
Canceled/forfeited.............................     (913,828)    8.517     1.000 -  15.125
Exercised......................................     (220,459)    3.882     1.000 -   6.000
                                                  ----------   -------    ----------------
Outstanding at January 31, 2004................   12,133,986     5.637     1.000 -  12.125
Granted - option price equal to market price...      101,925     7.573     6.590 -   8.440
Granted - option price less than market price..       12,000     1.000     1.000 -   1.000
Canceled/forfeited.............................     (493,811)   10.019     1.000 -  15.125
Exercised......................................   (6,249,634)    5.390     1.000 -   8.460
                                                  ----------   -------    ----------------
Outstanding at January 29, 2005................    5,504,466   $ 5.549    $1.000 - $ 8.460
                                                  ==========   =======    ================

     The weighted average grant date fair values for options and awards granted, using the Black-Scholes model and assumptions described under "NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Common Stock Plans" above, are as follows:

                                              2005      2004       2003
                                              ----      ----       ----
Option price equal to market price.........   $2.44     $1.14      $2.34
Option price less than market price........    7.70      3.51       6.23

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of January 29, 2005 for the ranges of exercise prices shown:

                                                                 Weighted
                                                  Weighted        Average
                                                   Average       Remaining
                                      Option       Option          Life
Ranges of Option Prices               Shares        Price         (Years)
-----------------------               ------        -----         -------
$0.00 - $1.00:
Options outstanding..............      97,369       $1.000          6.32
Options exercisable..............      32,245        1.000

$1.01 - $5.00:
Options outstanding..............   1,518,246       $3.738          2.89
Options exercisable..............   1,446,588        3.744

$5.01 - $8.46:
Options outstanding..............   3,888,851       $6.370          4.89
Options exercisable..............   2,444,548        6.350

     At January 29, 2005, the following shares were available for grant under our various stock plans: 2004 Stock Award and Incentive Plan - 9,028,954 shares; 2003 Non-Employee Directors Compensation Plan - 445,417 shares; and 1988 Key Employee Stock Option Plan - 138,535 shares.

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


NOTE 10.  EMPLOYEE STOCK PURCHASE PLAN

     Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock's market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee's compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. During Fiscal 2005, Fiscal 2004, and Fiscal 2003, 72,350 shares, 106,457 shares, and 109,269 shares, respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2005, Fiscal 2004, and Fiscal 2003 was $7.23, $4.57, and $7.13 per share, respectively. At January 29, 2005, 1,303,704 shares were available for future purchases under this plan.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


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

     Initially, ownership of the Rights will be evidenced by the certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a "Distribution Date" will occur upon the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock (the "Stock Acquisition Date"); or (ii) the close of business on such date as may be fixed by our Board of Directors after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of our outstanding common stock. Until the Distribution Date: (i) the Rights will be evidenced by the certificates representing shares of common stock and will be transferred with, and only with, such certificates; (ii) certificates issued after April 26, 1999 will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for our common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


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

     During Fiscal 2004, we introduced a FASHION BUG customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During Fiscal 2005 and Fiscal 2004, we recognized revenues of $7,594,000 and $7,750,000, respectively, in connection with this program. As of the end of Fiscal 2005 and Fiscal 2004, we accrued $700,000 and $1,200,000, respectively, for the estimated costs of discounts earned and coupons issued and not redeemed.

     Our CATHERINES brand also offers a loyalty card program. During Fiscal 2005, Fiscal 2004, and Fiscal 2003, we recognized revenues of $7,470,000, $7,507,000, and $7,341,000, respectively, in connection with this program.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     Under a previous FASHION BUG customer loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. During Fiscal 2004 and Fiscal 2003, we recognized revenues of $6,377,000 and $21,828,000, respectively, in connection with this program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during Fiscal 2004.


NOTE 13.  EMPLOYEE RETIREMENT BENEFIT PLANS

     We provide a comprehensive retirement benefit program for our employees. This program provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements. Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.

     The program also includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust. The 401(k) plan includes a matching Company contribution of 50% of the participant's elective contribution on up to 6% of the participant's compensation. Participating employees are immediately vested in their own contributions. Full vesting in the matching Company contribution occurs on the earlier of the participant's attainment of 6 years of service or upon retirement, death, or disability, as defined in the plan. Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.

     The total expense for the above plans was $2,317,000, $2,619,000, and $2,582,000 for Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

     We also provide a non-qualified deferred compensation plan to officers and certain key executives. Under this plan, participants may contribute up to 77% of their base compensation and 100% of bonus compensation. This plan includes a matching Company contribution of 50% of the participant's contribution on up to 6% of the participant's compensation, less any matching contributions made for the participant under our 401(k) plan. The total expense for this plan was $1,153,000, $1,155,000, and $854,000 for Fiscal 2005, Fiscal 2004, and Fiscal
2003, respectively.

     During Fiscal 2004, we established a non-qualified defined contribution supplemental retirement plan for certain management and key executives. Under this plan, we contribute amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan. The total expense for this plan was $1,847,000 for Fiscal 2005 and $975,000 for Fiscal 2004.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 14.  EXPENSES RELATED TO COST REDUCTION PLAN

     On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. We accounted for the plan in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Costs incurred in connection with the plan, payments/settlements of those costs, and the remaining accrual at year end, were as follows:

                             Expenses       Payments/        Ending
(In thousands)               Incurred      Settlements       Accrual
                             --------      -----------       -------
Fiscal 2005..............    $   605         $(3,201)        $    0

Fiscal 2004..............     11,534          (8,938)         2,596

     Costs incurred in connection with this plan during Fiscal 2004 included $2,980,000 of workforce reduction costs, $3,691,000 of lease termination and related costs, $4,195,000 of accelerated depreciation (non-cash charge), and $668,000 of other facility closure costs. Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the first quarter of Fiscal 2004. During Fiscal 2004, we terminated 349 employees in connection with workforce reductions at our corporate and brand home offices and the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining MONSOON stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees' remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility.

     Accelerated depreciation costs represent the acceleration of depreciation of the net book value of the assets at our Memphis distribution center and our Hollywood credit operations, which were closed in June 2003, to their estimated net realizable values. During the first quarter of Fiscal 2004, we made the decision to sell the Memphis, Tennessee distribution center, and began accelerating the depreciation of the asset to its estimated net realizable value as of its expected cease-use date of June 2003. During the third quarter of Fiscal 2004, we began to evaluate alternative uses for the facility, and began to depreciate the then-current carrying amount of the asset over its estimated useful life. During the fourth quarter of Fiscal 2005, we entered into an agreement to lease the Memphis facility to a third party for a three-year period.

     As of January 31, 2004, the accrued lease termination costs related to the closing of the Hollywood facility were $2,596,000. In October 2004, in accordance with SFAS No. 146, we revised our estimated sublease income on the remaining lease obligation and recognized an additional expense of $605,000. In December 2004, we settled our remaining lease obligation for the Hollywood facility.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 15.  NET INCOME (LOSS) PER SHARE

(In thousands)                                                          2005        2004        2003
                                                                        ----        ----        ----
                                                                                 (Restated)  (Restated)
Basic weighted average common shares outstanding .................     116,196     112,491     113,810
Dilutive effect of assumed conversion of convertible notes .......      15,182      15,182      15,655
Dilutive effect of stock options .................................       1,796         885       1,472
                                                                       -------     -------     -------
Diluted weighted average common shares and equivalents outstanding     133,174     128,558     130,937
                                                                       =======     =======     =======

Income before cumulative effect of accounting changes ............     $64,526     $38,042     $43,012
Decrease in interest expense from assumed conversion of notes,
     net of income taxes .........................................       4,539       4,334       4,700
                                                                       -------     -------     -------
Income before cumulative effect of accounting changes
     used to determine diluted earnings per share ................      69,065      42,376      47,712
Cumulative effect of accounting changes, net of income taxes .....           0           0     (49,098)
                                                                       -------     -------     -------
Net income (loss) used to determine diluted earnings per share ...     $69,065     $42,376     $(1,386)
                                                                       =======     =======     =======

     Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:

                                                    2005      2004     2003
                                                    ----      ----     ----
Number of shares (thousands)..................        369    8,255     4,583
Weighted average exercise price per share.....      $8.28    $6.63     $7.66

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 16.  ASSET SECURITIZATION

     We record gains or losses on the securitization of our FASHION BUG credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that we have retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and service fees. During Fiscal 2005, Fiscal 2004, and Fiscal 2003, we recognized the following activity related to the I/O strip:

(In thousands)                                 2005      2004       2003
                                               ----      ----       ----
Additions to the I/O strip.................  $12,396   $13,638    $18,447
Amortization and valuation adjustments.....   11,214    14,000     14,856
Value of the I/O strip at end of year......   10,390     9,208      9,570

     In addition, we recognized a servicing liability in Fiscal Years 2005, 2004, and 2003 because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received, and is recorded at its estimated fair value. Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining and providing customer service during the expected life of the securitized credit card receivable balances. We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip. During Fiscal 2005, Fiscal 2004, and Fiscal 2003, we recognized the following activity related to the servicing liability:

(In thousands)                                       2005      2004      2003
                                                     ----      ----      ----
Additions to the servicing liability............    $2,828    $4,011    $2,496
Amortization of the servicing liability.........     3,474     2,141     3,375
Value of the servicing liability at end of year.     2,404     3,050     1,180

     We amortize the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. We estimate the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     The following table presents additional information relating to the Trust for Fiscal 2005, Fiscal 2004, and Fiscal 2003:

(In thousands)                                                     2005       2004       2003
                                                                   ----       ----       ----
Proceeds from sales of new receivables to Trust ..............   $335,875   $331,718   $384,162
Collections reinvested in revolving-period securitizations ...    409,796    422,793    450,363
Cash flows received on retained interests ....................     46,999     41,951     45,708
Servicing fees received ......................................      4,826      6,634      5,723
Net credit losses ............................................     18,003     30,850     39,312
Investor certificates outstanding at end of year .............    295,750    269,425    301,300
Credit card accounts 90 or more days delinquent at end of year      7,952      9,795     13,102

     We are the servicer of the Trust, and we receive a servicing fee of approximately 2% of the investor interest. The investor certificates outstanding as of January 29, 2005 mature as follows: $15,750,000 in the fiscal year ending January 28, 2006, $63,500,000 in the fiscal year ending February 2, 2008, $36,500,000 in the fiscal year ending January 31, 2009, $144,900,000 in the fiscal year ending January 30, 2010, and $35,100,000 in the fiscal year ending January 29, 2011. Our certificates and retained interests in our securitizations, which aggregated $52,485,000 and $55,363,000 at January 29, 2005 and January 31, 2004, respectively, are generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     During Fiscal 2002, the Trust issued $100,000,000 of new five-year asset-backed certificates ("Series 2002-1") in a private placement, of which $80,000,000 had been sold to investors as of January 31, 2004. The weighted-average fixed interest rate on the certificates sold is 4.68%. These certificates replaced an $83,500,000 securitization series that matured during the fourth quarter of Fiscal 2003. During Fiscal 2005, we sold the remaining $20,000,000 of Series 2002-1 certificates that we had been holding as a retained interest and were included in the $55,688,000 of short-term available-for-sale securities we held at January 31, 2004. Of the $20,000,000 of Series 2002-1 certificates sold, $9,500,000 were sold at a fixed interest rate. The weighted average interest rate on the fixed-rate certificates sold is 4.93%.

     During Fiscal 2004, the Trust closed on a new conduit credit card securitization facility of $132,000,000 that will provide additional funding of up to $100,000,000 for a term of up to two years, subject to an annual renewal. As of January 29, 2005, no credit card receivables were funded under this facility.

     On August 5, 2004, the Trust issued $180,000,000 of new five-year asset-backed certificates ("Series 2004-1") in a private placement under Rule 144A. Of the $180,000,000 of certificates issued, $161,100,000 were sold to investors and we held $18,900,000 as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate hedge agreements with respect to the $161,100,000 of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. On August 5, 2004, the Trust used $61,500,000 of the proceeds to pay down other securitization series and placed the remaining proceeds of $118,500,000 into a pre-funding cash account. The Trust is using the proceeds from this pre-funding cash account to pay down Series 1999-1 (which is

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


currently in its amortization period) as well as to provide financing for additional receivables, including the acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below). During Fiscal 2005, the Trust used $72,800,000 of cash from the pre-funding cash account to fund the Series 1999-1 amortization. On August 24, 2004, we sold to investors $9,450,000 of the $18,900,000 we held as a retained interest.

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

                                           January 29,     January 31,
                                              2005            2004
                                              ----            ----
Payment rate...........................       11.1%           11.4%
Residual cash flows discount rate......       14.5%           13.5%
Net credit loss percentage.............       10.5%           12.5%
Average life of receivables sold.......     0.8 years       0.7 years

     The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip. This information is presented in accordance with the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

(In thousands)                               10% Change     20% Change
                                             ----------     ----------
Payment rate..........................          $888          $1,670
Residual cash flows discount rate.....            40              80
Credit loss percentage................           879           1,746

     Charming Shoppes Receivables Corp. ("CSRC") and Charming Shoppes Seller, Inc. ("CSSI"), our consolidated wholly-owned indirect subsidiaries, are separate special purpose entities created for the securitization facilities. As of January 29, 2005, CSRC held $17,325,000 of Charming Shoppes Master Trust certificates and retained interests and CSSI held retained interests of $10,390,000 (both of which are included in the $52,857,000 of short-term available-for-sale securities we held at January 29, 2005 - see "NOTE 5. AVAILABLE-FOR-SALE SECURITIES" above). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


     We have a non-recourse agreement under which a third party provides an accounts receivable proprietary credit card sales accounts receivable funding facility for our LANE BRYANT brand. This funding facility was scheduled to expire in January 2006. In January 2005, we entered into an amendment to the agreement which, among other things, extends the term of the agreement to October 2007. Under this agreement, we have the right to repurchase the receivables portfolio and the right to operate the LANE BRYANT proprietary credit card program from the third party upon termination of the agreement. For our CATHERINES brand, we also had a similar agreement with another third party that was scheduled to expire in January 2005. In January 2004, in accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we provided one year's notice to the third party bank in order to exercise our option to terminate the agreement and to purchase the portfolio. In July 2004, we entered into an amendment to the agreement which, among other things, extended the term of the agreement to March 2005. Spirit of America National Bank (our wholly-owned credit card bank) purchased the CATHERINES credit card portfolio in March 2005 for approximately $56,600,000 (subject to adjustment). The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of Series 2004-1 certificates under that securitization facility (see above).

     Under these agreements, the third parties reimburse(d) us daily with respect to the proprietary credit card sales generated by the respective store's credit card accounts. Additional information for Fiscal 2005, Fiscal 2004, and Fiscal 2003 regarding these agreements is as follows:

(In thousands)                                      2005       2004       2003
                                                    ----       ----       ----
Net funding received from sales of receivables:
     LANE BRYANT ..............................   $284,426   $262,004   $251,619
     CATHERINES ...............................     96,717     98,900    113,526

Net  accounts receivable balance held by third
     party at end of year:
     LANE BRYANT ..............................    199,098    198,272    195,326
     CATHERINES ...............................     58,167     70,416     85,754

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 17.  LEASES

     We lease substantially all of our stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges. We also lease certain other buildings and equipment.

     Our rent expense was:

(In thousands)       2005       2004         2003
                     ----       ----         ----
                             (Restated)   (Restated)
Minimum rent ..   $193,256    $192,902     $199,429
Contingent rent     32,709      31,846       32,134
                  --------    --------     --------
                  $225,965    $224,748     $231,563
                  ========    ========     ========

     Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are: Fiscal 2006 - $194,163,000; Fiscal 2007 - $151,414,000; Fiscal 2008 - $120,591,000; Fiscal 2009 - $95,639,000; Fiscal 2010
- $66,532,000; Thereafter - $120,403,000.

     Rent expense includes charges from Limited Brands for office and distribution center space in Reynoldsburg, Ohio under agreements which expire in February 2006 for the office space, and which expired in February 2004 for the distribution center space. These charges approximate market rates. The minimum annual rent commitments shown above include $1,875,000 for Fiscal 2006 and $156,000 for Fiscal 2007 to be paid under the office space agreement. The distribution center in Reynoldsburg, Ohio was replaced by our White Marsh, Maryland distribution center in February 2004.

     In January 2005, we entered into an agreement with a separate third party that provides for the leasing of a 135,000 square foot facility in Columbus, Ohio, which will serve as a new home office for LANE BRYANT. Minimum annual rent under the lease for the Columbus facility will be $1,704,000 per annum in year one through year five and $1,759,000 in year six through year ten. The lease will commence on the later of January 20, 2006 or upon substantial completion of shell work and tenant improvements. The lease provides for two five-year renewal periods and an option to purchase, and contains customary termination rights.

     LANE BRYANT currently subleases 107 properties from Limited Brands pursuant to a Master Sublease. The properties subject to the Master Sublease were operated as LANE BRYANT stores prior to our acquisition of LANE BRYANT. We have guaranteed the obligations of LANE BRYANT under the Master Sublease. In connection with such guaranty, we have entered into an agreement with Limited Brands that requires us to comply with certain financial covenants restricting the incurrence of additional debt and payments to shareholders. The minimum annual rent commitments shown above include amounts payable under the LANE BRYANT master sublease with Limited Brands which we have guaranteed, as follows:
Fiscal 2006 - $12,962,000; Fiscal 2007 - $8,215,000; Fiscal 2008 - $4,791,000;
Fiscal 2009 - $4,098,000; Fiscal 2010 - $2,036,000; Thereafter - $4,920,000.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

                                           January 29, 2005      January 31, 2004
                                           ----------------      ----------------
                                          Carrying     Fair     Carrying     Fair
(In thousands)                             Amount      Value     Amount      Value
                                           ------      -----     ------      -----
Assets:
Cash and cash equivalents .............   $273,049   $273,049   $123,781   $123,781
Available-for-sale securities .........     53,097     53,097     70,209     70,209

Liabilities:
4.75% Senior Convertible Notes due 2012    150,000    164,115    150,000    150,164
6.07% mortgage note, due October 2014 .     12,821     12,869          0          0
6.53% mortgage note, due November 2012      10,850     10,858     12,250     12,205
7.77% mortgage note, due December 2011       9,564     10,072     10,039     10,531
7.5% mortgage note, due March 2006 ....      5,605      5,605      5,840      6,053
8.15% note, due December 2004 .........          0          0      2,494      2,526
Other long-term debt ..................      1,399      1,201      1,540      1,278

     The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments. The fair value of available-for-sale securities is based on quoted market prices of the securities, except for certain low-income housing partnerships that have no available bid/ask or sales prices as they are not traded in the open market. The fair values of our convertible notes are based on quoted market prices for the securities. The fair values of the mortgage notes and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.


NOTE 19.  RESTRUCTURING CREDIT

     In January 2002, we announced a restructuring plan, including a number of initiatives designed to position the Company for increased profitability and growth in the plus-size businesses. The major components of the plan included:
(i) the closing of 77 THE ANSWER/ADDED DIMENSIONS stores and the conversion of approximately 20% of the ADDED DIMENSIONS stores to CATHERINES stores; (ii) the closing of 130 under-performing FASHION BUG stores; and (iii) the conversion of 44 FASHION BUG store locations to LANE BRYANT stores. The restructuring plan resulted in a pre-tax charge of $37,708,000 in Fiscal 2002. In connection with the restructuring plan, we closed 124 FASHION BUG stores, converted 30 FASHION BUG stores to LANE BRYANT stores, closed 65 CATHERINES/ADDED DIMENSIONS stores, and converted 12 ADDED DIMENSIONS stores to CATHERINES. We completed the restructuring program during Fiscal 2003 and recognized a pre-tax restructuring credit of $4,813,000, which was primarily a result of our ability to negotiate lease terminations on terms more favorable than our original estimates.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED JANUARY 29, 2005
                                   (Continued)


NOTE 20.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

(In thousands, except             First          Second          Third          Fourth
per share amounts)              Quarter(1)     Quarter(1)      Quarter(1)     Quarter(1)
                                ----------     ----------      ----------     ----------
Fiscal 2005
Net sales.....................   $592,738       $611,737        $541,759       $586,100
Gross profit..................    190,964(2)     180,224(2)      163,226        157,672
Net income....................     26,249         27,059           6,353          4,865
Basic net income per share....        .23            .23             .05            .04
Diluted net income per share..        .21            .21             .05            .04

Fiscal 2004
Net sales.....................   $564,286       $605,456        $530,291       $585,647
Gross profit..................    167,769        176,002         150,839(3)     148,254(3)
Net income....................      9,040(4)      17,996(4)        1,510(4)       9,496(4)
Basic net income per share....        .08            .16             .01            .08
Diluted net income per share..        .08            .15             .01            .08

--------------------

(1) Gross profit, net income, and per-share amounts for the first three quarters of Fiscal 2005 and the four quarters of Fiscal 2004 have been restated (See "NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS" above.

(2) Includes reclassifications to conform to third-quarter and full-year presentation.

(3)  Includes reclassifications to conform to Fiscal 2005 presentation.

(4) Includes expenses related to cost reduction plan of $4,431 ($2,707 after-tax) in First Quarter, $6,389 ($3,904 after-tax) in Second Quarter, $148 ($91 after-tax) in Third Quarter, and $566 ($410 after-tax) in Fourth Quarter.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Internal Control Over Financial Reporting

     Management's Report on Internal Control Over Financial Reporting as of January 29, 2005 appears on page 42 of this Report on Form 10-K, and is incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 43 - 44 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2005 except for additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our lease accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  Other Information

     Not applicable.

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

     Our Board of Directors has sole authority for making any amendments to, or granting waivers from, any provision of the Policy that affects our executive officers or directors, including our principal executive officer, principal financial officer, or principal accounting officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any such amendment or waiver by disclosing the nature of such amendment or waiver in a report on Form 8-K within four days.


Item 11.  Executive Compensation

     Information regarding executive compensation is included under the captions "Management Compensation" and "Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation", and a five-year graph of cumulative total shareholder return on our common stock is included under the caption "Stock Performance Chart," in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.


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

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships is included under the caption "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.


Item 14.  Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is included under the caption "Audit and Other Fees" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules


(a)(1)   Financial Statements

     The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                            ----
Management's Report on Internal Control over Financial Reporting .........    42

Report of Independent Registered Public Accounting Firm on Internal
     Control Over Financial Reporting .................................... 43-44

Report of Independent Registered Public Accounting Firm ..................    45

Consolidated Balance Sheets - January 29, 2005 and January 31, 2004 ......    46

Consolidated Statements of Operations and Comprehensive Income (Loss) -
     Years Ended January 29, 2005, January 31, 2004, and February 1, 2003     47

Consolidated Statements of Stockholders' Equity - Years Ended
     January 29, 2005, January 31, 2004, and February 1, 2003 ............    48

Consolidated Statements of Cash Flows - Years Ended
     January 29, 2005, January 31, 2004, and February 1, 2003 ............    49

Notes to Consolidated Financial Statements ...............................    50

(a)(2)  Financial Statement Schedules

     All schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable or are not required.

(b) Exhibits, including those incorporated by reference

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

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 3.2).

    Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 4.1).

4.2 Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (File No. 000-07258, Exhibit 4.1).

4.3 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (File No. 000-07258, Exhibit 4.1).

4.4 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (File No. 000-07258, Exhibit 4.2).

4.5 Amended and Restated Loan and Security Agreement, dated as of January 29, 2004, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers; Charming Shoppes of Delaware, Inc., as Borrowers' Agent; Congress Financial Corporation, as Administrative Agent, Collateral Agent, and Joint Bookrunner; J.P. Morgan Business Credit Corp., as Co-Documentation Agent, Joint Lead Arranger, and Joint Bookrunner; Wachovia Bank, National Association, as Joint Lead Arranger; Bank of America, N.A. and Fleet Retail Group, Inc., as Co-Documentation Agents; and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated February 4, 2004. (File No. 000-07258, Exhibit 99.2).

     Our miscellaneous long-term debt instruments and credit facility agreements, under which the underlying authorized debt is equal to less than 10% of our consolidated total assets, may not be filed as exhibits to this report. We agree to furnish to the Commission, upon request, copies of any such instruments not filed.


                               Material Contracts

10.1.1 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (File No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.2 Fourth Amendment, dated as of August 5, 2004, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association (formerly known as First Union National Bank) as Trustee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258,
        Exhibit 10.4).

10.1.3 Amendment, dated as of March 18, 2005, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, May 8, 2001, and August 5, 2004, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee.

10.1.4 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (File No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.5 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.1.4).

10.1.6 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (File No. 000-07258, Exhibit 10.1.23).

10.1.7 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.1.16).

10.1.8 Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.1.17).

10.1.9 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. for the quarter ended May 1, 1999. (File No. 000-19372, Exhibit 1).

10.1.10 Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005. (File No. 000-07258, Exhibit 99).

10.1.11 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.1.9).

10.1.12 Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005.

10.1.13 Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1(a)).

10.1.14 First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1).

10.1.15 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.1).

10.1.16 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.2).

10.1.17 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.3).

10.1.18 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.4).

10.1.19 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.5).

10.1.20 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.6).

10.1.21 Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay's Bank PLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 10.1.17).

10.1.22 Series 2004-VFC Supplement, dated as of January 21, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 and amended as of July 22, 1999 and as of May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee on behalf of the Series 2004-VFC Certificateholders, for up to $132,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2004-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 10.1.18).

10.1.23 Series 2004-1 Supplement, dated as of August 5, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 (as amended on July 22, 1999, on May 8, 2001 and on August 5,
        2004), among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, on behalf of the Series 2004-1 Certificateholders, for $180,000,000 Charming Shoppes Master Trust Series 2004-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.5).

10.1.24 Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay's Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258,
        Exhibit 10.6).

10.1.25 Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.26 Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.27 $13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258,
        Exhibit 10.10).

10.1.28 Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.29 Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.30 Amended and Restated Class D Certificate Purchase Agreement, dated as of August 25, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller and as Initial Class D-1 Holder, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC, as the Class D-1 Holder, incorporated by reference to Form 8-K of the Registrant dated August 24, 2004, filed on August 27, 2004. (File No. 000-07258, Exhibit 99.1).

10.1.31 Amended and Restated Certificate Purchase Agreement, dated as of November 22, 2004 and Amended and Restated as of November 18, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and the Class D-2 Certificateholders Described Herein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.13).

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

10.2.4 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, incorporated by reference to Registration Statement on Form S-8 of the Registrant, dated February 25, 1997. (Registration No. 333-22323,
        Exhibit 4.1).

10.2.5 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258,
        Exhibit 10.1).

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.6).

10.2.7 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258,
        Exhibit 10.2).

10.2.8 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258,
        Exhibit 10.3).

10.2.9 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.10 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.8).

10.2.11 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.20).

10.2.12 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.21).

10.2.13 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.22).

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

10.2.18 The Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (File No. 000-07258, Exhibit 10.2.22).

10.2.19 The Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.24).

10.2.20 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.25).

10.2.21 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.2.29).

10.2.22 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule) , incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.23).

10.2.23 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.24).

10.2.24 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.25).

10.2.25 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.2.26 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.27 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.2)

10.2.28 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.4)

10.2.29 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.30 Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (File No. 000-07258, Exhibit 10.1).

10.2.31 2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

10.2.32 Amended and Restated Variable Deferred Compensation Plan for Executives, effective December 23, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258,
        Exhibit 10.3).

10.2.33 Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.34 Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005. (File No. 000-07258, Exhibit 99.1).

10.2.35 Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.36 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.37 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern.

10.2.38 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258,
        Exhibit 99.1)

10.2.39 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258,
        Exhibit 99.3)

10.2.40 Employment Agreement, dated as of March 12, 2003, by and between Charming Shoppes, Inc. and Erna Zint, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.17).

10.2.41 Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company's Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (File No. 000-07258, Exhibit 10.2.33).

10.2.42 Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.30).

10.2.43 Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.31).


                                 Other Exhibits

14 Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 14).

21      Subsidiaries of Registrant

23      Consent of independent registered public accounting firm

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

                                          CHARMING SHOPPES, INC.
                                          ----------------------

Date:  April 14, 2005                     /S/ DORRIT J. BERN
                                          ------------------
                                          By: Dorrit J. Bern
                                          Chairman of the Board
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN                                   /S/ ERIC M. SPECTER
------------------                                   -------------------
Dorrit J. Bern                                       Eric M. Specter
Chairman of the Board                                Executive Vice President
President and Chief Executive Officer                Chief Financial Officer
April 14, 2005                                       April 14, 2005

/S/ JOHN J. SULLIVAN                                 /S/ JOSEPH L. CASTLE II
--------------------                                 -----------------------
John J. Sullivan                                     Joseph L. Castle II
Vice President, Corporate Controller                 Director
Chief Accounting Officer                             April 14, 2005
April 14, 2005

/S/ ALAN ROSSKAMM                                    /S/ WILLIAM O. ALBERTINI
-----------------                                    ------------------------
Alan Rosskamm                                        William O. Albertini
Director                                             Director
April 14, 2005                                       April 14, 2005

/S/ KATHERINE M. HUDSON                              /S/ PAMELA S. LEWIS
-----------------------                              -------------------
Katherine M. Hudson                                  Pamela S. Lewis
Director                                             Director
April 14, 2005                                       April 14, 2005

/S/ KENNETH S. OLSHAN                                /S/ CHARLES T. HOPKINS
---------------------                                ----------------------
Kenneth S. Olshan                                    Charles T. Hopkins
Director                                             Director
April 14, 2005                                       April 14, 2005

/S/ YVONNE M. CURL
------------------
Yvonne M. Curl
Director
April 14, 2005

                                  Exhibit Index


Exhibit No.    Item
-----------    ----

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

3.2 By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 3.2).

4.1 Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 4.1).

4.2 Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (File No. 000-07258, Exhibit 4.1).

4.3 Indenture, dated as of May 28, 2002, between Charming Shoppes, Inc. and Wachovia Bank, National Association, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (File No. 000-07258, Exhibit 4.1).

4.4 Registration Rights Agreement, dated as of May 28, 2002, by and among Charming Shoppes, Inc., as Issuer, and J. P. Morgan Securities, Inc., Bear Stearns & Co., Inc., First Union Securities, Inc., Lazard Freres & Co., LLC, and McDonald Investments, Inc., as Initial Purchasers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 4, 2002. (File No. 000-07258, Exhibit 4.2).

4.5 Amended and Restated Loan and Security Agreement, dated as of January 29, 2004, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers; Charming Shoppes of Delaware, Inc., as Borrowers' Agent; Congress Financial Corporation, as Administrative Agent, Collateral Agent, and Joint Bookrunner; J.P. Morgan Business Credit Corp., as Co-Documentation Agent, Joint Lead Arranger, and Joint Bookrunner; Wachovia Bank, National Association, as Joint Lead Arranger; Bank of America, N.A. and Fleet Retail Group, Inc., as Co-Documentation Agents; and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated February 4, 2004. (File No. 000-07258,
               Exhibit 99.2).

10.1.1 Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (File No. 333-71757) dated July 22, 1999. (Exhibit No. 4.1).

10.1.2 Fourth Amendment, dated as of August 5, 2004, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association (formerly known as First Union National Bank) as Trustee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.4).

10.1.3 Amendment, dated as of March 18, 2005, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, May 8, 2001, and August 5, 2004, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee.

10.1.4 Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., (File No. 333-71757) dated July 22, 1999. (Exhibit No. 4.2).

10.1.5 Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.1.4).

10.1.6 Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (File No. 000-07258, Exhibit 10.1.23).

10.1.7 Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.1.16).

10.1.8 Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.1.17).

10.1.9 Merchant Services Agreement, between Hurley State Bank and Catherines, Inc., incorporated by reference to Form 10-Q of Catherines Stores Corp. for the quarter ended May 1, 1999. (File No. 000-19372, Exhibit 1).

10.1.10 Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005. (File No. 000-07258,
               Exhibit 99).

10.1.11 Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc. and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.1.9).

10.1.12 Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005.

10.1.13 Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1(a)).

10.1.14 First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1).

10.1.15 Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.1).

10.1.16 Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.2).

10.1.17 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.3).

10.1.18 Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.4).

10.1.19 $14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.5).

10.1.20 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.6).

10.1.21 Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay's Bank PLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 10.1.17).

10.1.22 Series 2004-VFC Supplement, dated as of January 21, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 and amended as of July 22, 1999 and as of May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee on behalf of the Series 2004-VFC Certificateholders, for up to $132,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2004-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 10.1.18).

10.1.23 Series 2004-1 Supplement, dated as of August 5, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 (as amended on July 22, 1999, on May 8, 2001 and on August 5, 2004), among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, on behalf of the Series 2004-1 Certificateholders, for $180,000,000 Charming Shoppes Master Trust Series 2004-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.5).

10.1.24 Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay's Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.25 Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.26 Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.27 $13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.28 Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.29 Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.30 Amended and Restated Class D Certificate Purchase Agreement, dated as of August 25, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller and as Initial Class D-1 Holder, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC, as the Class D-1 Holder, incorporated by reference to Form 8-K of the Registrant dated August 24, 2004, filed on August 27, 2004. (File No. 000-07258, Exhibit 99.1).

10.1.31 Amended and Restated Certificate Purchase Agreement, dated as of November 22, 2004 and Amended and Restated as of November 18, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and the Class D-2 Certificateholders Described Herein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258,
               Exhibit 10.13).

10.2.1 The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993. (File No. 000-07258, Exhibit 10.2.3).

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

10.2.5 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.1).

10.2.6 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.6).

10.2.7 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.2).

10.2.8 The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.3).

10.2.9 The 1993 Employees' Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258,
               Exhibit 10.2.10).

10.2.10 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.8).

10.2.11 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.20).

10.2.12 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.21).

10.2.13 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.22).

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

10.2.18 The Charming Shoppes, Inc. 1998 Restricted Award Program, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 1998. (File No. 000-07258, Exhibit 10.2.22).

10.2.19 The Charming Shoppes Inc. 1999 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.24).

10.2.20 Charming Shoppes, Inc. 1999 Associates' Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.25).

10.2.21 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.2.29).

10.2.22 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.23).

10.2.23 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.24).

10.2.24 The Charming Shoppes, Inc. Amended and Restated 2000 Associates' Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.25).

10.2.25 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to
               Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.2.26 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.27 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.2)

10.2.28 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.4)

10.2.29 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.30 Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (File No. 000-07258, Exhibit 10.1).

10.2.31 2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant's Proxy Statement Pursuant to
               Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

10.2.32 Amended and Restated Variable Deferred Compensation Plan for Executives, effective December 23, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.3).

10.2.33 Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.34 Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005. (File No. 000-07258, Exhibit 99.1).

10.2.35 Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.36 The Charming Shoppes, Inc. 1993 Employees' Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.37 Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern.

10.2.38 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.39 Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.3)

10.2.40 Employment Agreement, dated as of March 12, 2003, by and between Charming Shoppes, Inc. and Erna Zint, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.17).

10.2.41 Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company's Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (File No. 000-07258, Exhibit 10.2.33).

10.2.42 Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.30).

10.2.43 Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.31).

14 Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258,
               Exhibit 14).

21             Subsidiaries of Registrant

23             Consent of independent registered public accounting firm

31.1 Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.