Form 10-Q
period 2005-04-30
CHARMING SHOPPES INC
filed 2005-05-27
CIK 19353

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

                  For the quarterly period ended April 30, 2005

                                       or

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

                                 Yes [X] No [ ]

     The number of shares outstanding of the issuer's Common Stock (par value $.10 per share), as of May 23, 2005, was 119,824,275 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................     2

Condensed Consolidated Balance Sheets
          April 30, 2005 and January 29, 2005............................     2

Condensed Consolidated Statements of Operations and Comprehensive Income
          Thirteen weeks ended April 30, 2005 and May 1, 2004............     3

Condensed Consolidated Statements of Cash Flows
          Thirteen weeks ended April 30, 2005 and May 1, 2004............     4

Notes to Condensed Consolidated Financial Statements.....................     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    13

Forward-looking Statements...............................................    13

Restatement of Financial Statements......................................    15


Critical Accounting Policies.............................................    16

Recent Developments......................................................    16

Results of Operations....................................................    17

Liquidity and Capital Resources..........................................    20

Financing................................................................    24

Market Risk..............................................................    25

Impact of Recent Accounting Pronouncements...............................    26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    26

Item 4.   Controls and Procedures........................................    26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....    27

Item 6.   Exhibits.......................................................    28

SIGNATURES...............................................................    29

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       April 30,     January 29,
(Dollars in thousands, except share amounts)                             2005           2005
                                                                         ----           ----
                                                                     (Unaudited)
ASSETS
Current assets
Cash and cash equivalents .......................................... $   254,801    $   273,049
Available-for-sale securities ......................................      84,639         52,857
Merchandise inventories ............................................     347,794        285,120
Deferred taxes .....................................................      15,500         15,500
Prepayments and other ..............................................      91,671         86,382
                                                                     -----------    -----------
Total current assets ...............................................     794,405        712,908
                                                                     -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........     797,687        786,028
Less accumulated depreciation and amortization .....................     479,179        465,365
                                                                     -----------    -----------
Net property, equipment, and leasehold improvements ................     318,508        320,663
                                                                     -----------    -----------

Trademarks and other intangible assets .............................     169,653        169,818
Goodwill ...........................................................      66,666         66,666
Available-for-sale securities ......................................         240            240
Other assets .......................................................      35,987         33,476
                                                                     -----------    -----------
Total assets ....................................................... $ 1,385,459    $ 1,303,771
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ................................................... $   171,781    $   127,819
Accrued expenses ...................................................     156,571        154,681
Income taxes payable ...............................................       3,942              0
Current portion - long-term debt ...................................      20,822         16,419
                                                                     -----------    -----------
Total current liabilities ..........................................     353,116        298,919
                                                                     -----------    -----------

Deferred taxes and other non-current liabilities ...................     106,040        101,743
Long-term debt .....................................................     199,862        208,645

Stockholders' equity
Common Stock $.10 par value:
Authorized - 300,000,000 shares
Issued - 132,077,353 shares and 132,063,290 shares, respectively ...      13,208         13,206
Additional paid-in capital .........................................     258,367        249,485
Treasury stock at cost - 12,265,993 shares .........................     (84,136)       (84,136)
Deferred employee compensation .....................................     (15,639)        (8,715)
Retained earnings ..................................................     554,641        524,624
                                                                     -----------    -----------
Total stockholders' equity .........................................     726,441        694,464
                                                                     -----------    -----------
Total liabilities and stockholders' equity ......................... $ 1,385,459    $ 1,303,771
                                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                        Thirteen Weeks Ended
                                                                        --------------------
                                                                       April 30,       May 1,
(In thousands, except per share amounts)                                 2005           2004
                                                                         ----           ----
                                                                                     (Restated)

Net sales .......................................................... $   603,255    $   592,738
                                                                     -----------    -----------

Cost of goods sold, buying, and occupancy expenses .................     403,824        401,774
Selling, general, and administrative expenses ......................     150,938        148,539
                                                                     -----------    -----------
Total operating expenses ...........................................     554,762        550,313
                                                                     -----------    -----------

Income from operations .............................................      48,493         42,425

Other income .......................................................       2,815            394
Interest expense ...................................................      (3,925)        (3,883)
                                                                     -----------    -----------

Income before income taxes .........................................      47,383         38,936
Income tax provision ...............................................      17,366         12,687
                                                                     -----------    -----------

Net income .........................................................      30,017         26,249
                                                                     -----------    -----------

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of
of income tax provision of $21 in 2004 .............................           0             11
Reclassification of amortization of deferred loss on termination of
derivative, net of income tax benefit of $40 in 2004 ...............           0             74
                                                                     -----------    -----------
Total other comprehensive income, net of tax .......................           0             85
                                                                     -----------    -----------

Comprehensive income ............................................... $    30,017    $    26,334
                                                                     ===========    ===========

Basic net income per share ......................................... $       .25    $       .23
                                                                     ===========    ===========

Diluted net income per share ....................................... $       .23    $       .21
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Thirteen Weeks Ended
                                                                        --------------------
                                                                       April 30,       May 1,
(In thousands)                                                           2005           2004
                                                                         ----           ----
                                                                                     (Restated)

Operating activities
Net income ......................................................... $    30,017    $    26,249
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ......................................      19,954         19,092
Deferred income taxes ..............................................         151         (1,007)
Tax benefit related to stock plans .................................         546              0
Net (gain)/loss from disposition of capital assets .................        (873)           373
Gain from securitization of Catherines portfolio ...................        (759)             0
Changes in operating assets and liabilities:
Merchandise inventories ............................................     (62,674)       (46,446)
Accounts payable ...................................................      43,962         37,552
Prepayments and other ..............................................      (4,530)       (18,199)
Accrued expenses and other .........................................       6,036          8,085
Income taxes payable ...............................................       3,942         12,001
                                                                     -----------    -----------
Net cash provided by operating activities ..........................      35,772         37,700
                                                                     -----------    -----------

Investing activities
Investment in capital assets .......................................     (17,697)       (11,899)
Proceeds from sales of capital assets ..............................       1,923              0
Proceeds from sales of available-for-sale securities ...............           0         10,231
Gross purchases of available-for-sale securities ...................     (31,782)       (14,684)
Purchase of Catherines receivables portfolio .......................     (56,582)             0
Securitization of Catherines receivables portfolio .................      56,582              0
Increase in other assets ...........................................      (2,272)        (2,021)
                                                                     -----------    -----------
Net cash used by investing activities ..............................     (49,828)       (18,373)
                                                                     -----------    -----------

Financing activities
Proceeds from short-term borrowings ................................      67,262         57,052
Repayments of short-term borrowings ................................     (67,262)       (57,052)
Repayments of long-term borrowings .................................      (4,380)        (4,126)
Proceeds from issuance of common stock .............................         188          6,342
                                                                     -----------    -----------
Net cash provided/(used) by financing activities ...................      (4,192)         2,216
                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents ...................     (18,248)        21,543
Cash and cash equivalents, beginning of period .....................     273,049        123,781
                                                                     -----------    -----------
Cash and cash equivalents, end of period ........................... $   254,801    $   145,324
                                                                     ===========    ===========

Non-cash financing and investing activities
Equipment acquired through capital leases .......................... $         0    $     3,899
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

     We have prepared our condensed consolidated balance sheet as of April 30, 2005, and our condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen weeks ended April 30, 2005 and May 1, 2004, without audit. In our opinion, we have made all adjustments (which, except for the restatement discussed in Note 2, below, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 29, 2005 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended April 30, 2005 and May 1, 2004 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2006" and "Fiscal 2005" refer to our fiscal year ending January 28, 2006 and our fiscal year ended January 29, 2005, respectively. The term "Fiscal 2007" refers to our fiscal year ending February 3, 2007. The terms "Fiscal 2006 First Quarter" and "Fiscal 2005 First Quarter" refer to the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The term "Fiscal 2006 Second Quarter" refers to the thirteen weeks ending July 30, 2005. The term "Fiscal 2005 Fourth Quarter" refers to the thirteen weeks ended January 29, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements (Continued)

     The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under FASB Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation":

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                       April 30        May 1,
(In thousands, except per share amounts)                  2005          2004
                                                          ----          ----
                                                                     (Restated)

Net income as reported ............................... $   30,017    $   26,249
Add stock-based employee compensation using intrinsic
  value method, net of income taxes ..................        797           387
Less stock-based employee compensation using fair
  value method, net of income taxes...................     (1,057)         (841)
                                                       ----------    ----------
Pro forma net income ................................. $   29,757    $   25,795
                                                       ==========    ==========

Basic net income per share:
  As reported ........................................      $ .25         $ .23
  Pro forma ..........................................        .25           .23
Diluted net income per share:
  As reported ........................................        .23           .21
  Pro forma ..........................................        .23           .21


Note 2.  Restatement of Financial Statements

     In the Fiscal 2005 Fourth Quarter, we restated our financial statements for the prior quarters of Fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. See "Item 8. Financial Statements and Supplementary Data; Note 2. Restatement of Financial Statements" of our Report on Form 10-K for the fiscal year ended January 29, 2005 for additional information.

     Prior to the restatement, we classified construction allowances received from landlords in connection with our store leases as a reduction of property, equipment, and leasehold improvements on our consolidated balance sheets and as a reduction of capital expenditures on our consolidated statements of cash flows. In addition, when accounting for leases with renewal options, we historically recorded rent expense on a straight-line basis over the initial non-cancelable lease term, beginning with the lease commencement date. However, we depreciated leasehold improvements over their estimated useful life of ten years, which, in many cases, may have included both the initial non-cancelable lease term and option renewal periods provided for in the lease. Also, we historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date instead of the date we took possession of the leased space for construction purposes, which is generally two months prior to a store opening date.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 2.  Restatement of Financial Statements (Continued)

     As a result of the restatement, we record construction allowances as a deferred rent liability on our consolidated balance sheets rather than as a reduction of the cost of leasehold improvements, and recognize construction allowances as an operating activity in our consolidated statements of cash flows rather than as a reduction of our investment in capital assets. In addition, we amortize construction allowances over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense, commencing on the date we take possession of the leased space for construction purposes. The lease term we use to record straight-line rent expense and depreciation of leasehold improvements includes lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. We depreciate leasehold improvements over the shorter of the lease term or the assets' estimated useful lives. The lease terms we use to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as "rent holidays"), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements, which are included in "cost of goods sold, buying, and occupancy expenses" on the consolidated statements of operations and comprehensive income.

     The effects of the restatement, as previously reported in our Fiscal 2005 Form 10-K, on our condensed consolidated financial statements for the thirteen weeks ended May 1, 2004 are summarized as follows:

                                                         As Previously                  As
(In thousands, except per share amounts)                  Reported(1)   Adjustments  Restated
                                                          -----------   -----------  --------

Condensed Consolidated Statement of Operations:
Cost of goods sold, buying, and occupancy expenses.....    $400,698       $ 1,076    $401,774
Income tax provision...................................      13,084          (397)     12,687
Net income   ..........................................      26,928          (679)     26,249
Basic net income per share.............................       $ .24         $(.01)      $ .23
Diluted net income per share...........................       $ .22         $(.01)      $ .21

Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net income.............................................    $ 26,928       $  (679)   $ 26,249
Additions to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization.....................      17,007         2,085      19,092
     Deferred income taxes.............................        (610)         (397)     (1,007)
     Changes in operating assets and liabilities:
         Accrued expenses and other....................       7,020         1,065       8,085
Net cash provided by operating activities..............    $ 35,626       $ 2,074    $ 37,700

Investing activities:
Investment in capital assets...........................    $ (9,825)      $(2,074)   $(11,899)
Net cash used in investing activities..................    $(16,299)      $(2,074)   $(18,373)
-------------------

(1) Certain amounts have been reclassified to conform to the current-year presentation.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 3.  Trademarks and Other Intangible Assets

                                                        April 30,    January 29,
(In thousands)                                            2005          2005
                                                          ----          ----

Trademarks, tradenames, and internet domain names .... $  168,800    $  168,800
Customer lists and covenant not to compete ...........      3,300         3,300
                                                       ----------    ----------
Total at cost ........................................    172,100       172,100
Less accumulated amortization of customer lists and
covenant not to compete ..............................      2,447         2,282
                                                       ----------    ----------
Net trademarks and other intangible assets ........... $  169,653    $  169,818
                                                       ==========    ==========


Note 4.  Long-term Debt

                                                        April 30,    January 29,
(In thousands)                                            2005          2005
                                                          ----          ----

4.75% Senior Convertible Notes, due June 2012 ........ $  150,000    $  150,000
Capital lease obligations ............................     31,199        34,825
6.07% mortgage note, due October 2014 ................     12,684        12,821
6.53% mortgage note, due November 2012 ...............     10,500        10,850
7.77% mortgage note, due December 2011 ...............      9,439         9,564
Variable rate mortgage note, due March 2006 ..........      5,522         5,605
Other long-term debt .................................      1,340         1,399
                                                       ----------    ----------
Total long-term debt .................................    220,684       225,064
Less current portion .................................     20,822        16,419
                                                       ----------    ----------
Long-term debt ....................................... $  199,862    $  208,645
                                                       ==========    ==========


Note 5.  Stockholders' Equity

                                                                      Thirteen
                                                                     Weeks Ended
                                                                      April 30,
(Dollars in thousands)                                                  2005
                                                                        ----

Total stockholders' equity, beginning of period .................... $  694,464
Net income .........................................................     30,017
Issuance of common stock (14,063 shares) ...........................        188
Tax benefit related to stock plans .................................        546
Amortization of deferred compensation expense ......................      1,226
                                                                     ----------
Total stockholders' equity, end of period .......................... $  726,441
                                                                     ==========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 6.  Customer Loyalty Card Programs

     We offer our customers various loyalty card programs. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs we incur in connection with administering these programs as cost of goods sold when incurred. During the thirteen weeks ended April 30, 2005 and May 1, 2004, we recognized revenues of $3,162,000 and $3,264,000, respectively, in connection with our loyalty card programs.


Note 7.  Net Income Per Share

                                                          Thirteen Weeks Ended
                                                          --------------------
(In thousands, except weighted average                   April 30,      May 1,
 exercise price per share)                                 2005          2004
                                                           ----          ----
                                                                      (Restated)

Basic weighted average common shares outstanding .....    118,984       113,297
Dilutive effect of assumed conversion of
convertible notes ....................................     15,182        15,182
Dilutive effect of stock options and awards ..........      1,577         1,903
                                                          -------       -------
Diluted weighted average common shares and
equivalents outstanding ..............................    135,743       130,382
                                                          =======       =======

Net income ...........................................    $30,017       $26,249
Decrease in interest expense from assumed
conversion of notes, net of income taxes .............      1,128         1,135
                                                          -------       -------
Net income used to determine diluted net income
per share ............................................    $31,145       $27,384
                                                          =======       =======

Options with weighted average exercise price greater
than market price, excluded from computation of net
income per share:
    Number of shares..................................        111           433
    Weighted average exercise price per share.........      $8.28         $8.25

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 8.  Income Taxes

     The effective income tax rate was 36.7% for the Fiscal 2006 First Quarter, as compared to 32.6% for the Fiscal 2005 First Quarter. The lower effective tax rate for the Fiscal 2005 First Quarter was primarily the result of finalizing certain prior-year tax audits.

     On October 22, 2004, the President of the United States of America signed into law H.R. 4250, "The American Jobs Creation Act of 2004" (the "Act"), which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company's international operations. The Act permits the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period. These tax benefits are subject to various limitations and, as of April 30, 2005, the U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. We are currently evaluating the effects of the Act, and have not determined the effect, if any, that it will have on our results of operations, but we do not expect the Act to have a significant impact on our financial condition. As of April 30, 2005, our consolidated cash balance included approximately $43,234,000 of cash held by our international operations. We will finalize our analysis before the end of Fiscal 2006.


Note 9.  Asset Securitization

     As of January 29, 2005, we had a non-recourse agreement, which was scheduled to expire in March 2005, under which a third party provided an accounts receivable proprietary credit card sales accounts receivable funding facility for our CATHERINES brand. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we gave the requisite notice of our intent to exercise our option to purchase the CATHERINES portfolio upon the expiration of the agreement. In March 2005, Spirit of America National Bank (our wholly-owned credit card bank) purchased the CATHERINES credit card portfolio for approximately $56,600,000 (subject to adjustment). The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility. The Merchant Services Agreement provided to us the ability to purchase the CATHERINES portfolio at par value. The purchase of the portfolio at par and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $2 million, which is included in selling, general, and administrative expenses for the Fiscal 2006 First Quarter.


Note 10.  Impact of Recent Accounting Pronouncements

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 10.  Impact of Recent Accounting Pronouncements (Continued)

     Under SFAS No. 123R, we will be required to determine the fair value of employee stock options using an option pricing model, and the value of non-vested stock awards will be based on the fair market value of our stock on the date we grant the award, without regard to service or performance conditions (as defined in the Statement). In addition to recognizing compensation cost for stock options and awards, we will be required to recognize compensation cost related to our employee stock purchase plan. We will not be required to recognize compensation cost for options or awards that do not vest as a result of a failure to satisfy service or performance conditions. The determination of the fair value of options or awards under SFAS No. 123R may also be affected by "market conditions" or "other conditions" (as defined in the Statement). However, recognition of compensation expense will not be affected by the failure to satisfy a market or other condition.

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

     Under the provisions of SFAS No. 123R, we would have been required to adopt SFAS No. 123R as of the beginning of the third quarter of Fiscal 2006 for options and awards granted after the date of adoption. On April 15, 2005, the Securities and Exchange Commission ("SEC") issued a rule entitled "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Financial Accounting Standards No. 123 (revised 2004), Share-based Payment." This rule amended the date we are required to adopt SFAS No. 123R to the beginning of Fiscal 2007.

     We will be required to adopt one of two alternative transition methods as of the date of adoption of SFAS No. 123R. Under the modified-prospective-transition method, for unvested options and awards granted prior to the date of adoption, we will be required to recognize compensation expense in our financial statements in accordance with the provisions of SFAS No. 123, adjusted to reflect estimated forfeitures in accordance with the provisions of SFAS No. 123R. We will also recognize a cumulative effect of a change in accounting principle as of the date of adoption to reflect the reversal of any compensation expense for periods prior to the date of adoption for such estimated forfeitures, if material. Under the modified-retrospective-transition method, we will also have the option to restate our financial statements for periods prior to adoption presented for comparative purposes, to recognize compensation cost previously reported in our pro forma footnote disclosures in accordance with SFAS No. 123. We will be required to apply the provisions of SFAS No. 123R related to cash flow reporting prospectively from the date of adoption under the modified-prospective-transition method, and retrospectively for the same periods for which the modified-retrospective-transition method is applied.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 10.  Impact of Recent Accounting Pronouncements (Continued)

     Our adoption of SFAS No. 123R will result in the recognition of additional compensation expense for stock-based compensation in periods subsequent to January 28, 2006. Because we are not able to reliably estimate the nature and amounts of stock-based awards to be issued in future periods, the future impact of adoption cannot be quantified. See "Note 1. Condensed Consolidated Financial Statements" above for pro forma disclosure of stock-based compensation expense determined in accordance with the provisions of SFAS No. 123 for the Fiscal 2006 First Quarter and the Fiscal 2005 First Quarter. We have not yet determined whether we will adopt the modified-prospective-transition method or the modified-retrospective-transition method.


Note 11.  Subsequent Event

     On May 19, 2005, we announced that we had entered into a definitive agreement to acquire Crosstown Traders, Inc. ("Crosstown"), a direct marketer of women's apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co. The acquisition was approved by our Board of Directors and, subject to regulatory approval and certain closing conditions, we expect to complete the transaction during the Fiscal 2006 Second Quarter. On May 24, 2005, we received notice that the waiting period under the Hart-Scott-Rodino Act was terminated.

     Under terms of the agreement, we will pay approximately $218 million in cash for Crosstown, plus the assumption of Crosstown's debt. In conjunction with the closing of the transaction, we plan to securitize a substantial portion of Crosstown's accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. We expect the proceeds from the securitization to approximate the amount of Crosstown's indebtedness, which will be retired at closing.

     We will finance the transaction with existing cash and borrowings under our existing revolving credit facility. Concurrent with this transaction, we are negotiating with our lenders for an amended committed credit facility in the amount of $375 million for a period of five years. We expect the new facility to provide additional liquidity on significantly improved terms compared to our current $300 million revolving credit facility, which is scheduled to expire in August 2008. We expect the amended facility to be in place by the end of the Fiscal 2006 Second Quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. As used in this management's discussion and analysis, the terms "Fiscal 2006" and "Fiscal 2005" refer to our fiscal year ending January 28, 2006 and our fiscal year ended January 29, 2005, respectively. The terms "Fiscal 2006 First Quarter" and "Fiscal 2005 First Quarter" refer to the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The term "Fiscal 2006 Second Quarter" refers to the thirteen weeks ending July 30, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, proposed acquisitions, liquidity, financing needs or plans, and plans for future operations, as well as assumptions relating to the foregoing. The words "expect," "should," "project," "estimate," "predict," "anticipate," "plan," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.

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

o We may be unable to successfully complete the acquisition of Crosstown Traders, Inc. or the related financing arrangements, or to successfully integrate the operations of Crosstown Traders, Inc. with the operations of Charming Shoppes, Inc. In addition, we cannot assure the successful implementation of our business plan for Crosstown Traders, Inc.

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


RESTATEMENT OF FINANCIAL STATEMENTS

     In the Fiscal 2005 Fourth Quarter, we restated our financial statements for the prior quarters of Fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; RESTATEMENT OF FINANCIAL STATEMENTS" of our Report on Form 10-K for the fiscal year ended January 29, 2005 for additional details regarding the restatement.

     Prior to the restatement, we classified construction allowances received from landlords in connection with our store leases as a reduction of property, equipment, and leasehold improvements on our consolidated balance sheets and as a reduction of capital expenditures on our consolidated statements of cash flows. In addition, when accounting for leases with renewal options, we historically recorded rent expense on a straight-line basis over the initial non-cancelable lease term, beginning with the lease commencement date. However, we depreciated leasehold improvements over their estimated useful life of ten years, which, in many cases, may have included both the initial non-cancelable lease term and option renewal periods provided for in the lease. Also, we historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date instead of the date we took possession of the leased space for construction purposes, which is generally two months prior to a store opening date.

     As a result of the restatement, we record construction allowances as a deferred rent liability on our consolidated balance sheets rather than as a reduction of the cost of leasehold improvements, and recognize construction allowances as an operating activity in our consolidated statements of cash flows rather than as a reduction of our investment in capital assets. In addition, we amortize construction allowances over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense, commencing on the date we take possession of the leased space for construction purposes. The lease term we use to record straight-line rent expense and depreciation of leasehold improvements includes lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. We depreciate leasehold improvements over the shorter of the lease term or the assets' estimated useful lives. The lease terms we use to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as "rent holidays"), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements, which are included in "cost of goods sold, buying, and occupancy expenses" on the consolidated statements of operations and comprehensive income.

     See "Item 1. Financial Statements; NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 2. Restatement of Financial Statements" above for the effect of the restatement on our results of operations and cash flows for the Fiscal 2005 First Quarter.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are discussed in the management's discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes in our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.


RECENT DEVELOPMENTS

     On May 19, 2005, we announced that we had entered into a definitive agreement to acquire Crosstown Traders, Inc. ("Crosstown"), a direct marketer of women's apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co. The acquisition was approved by our Board of Directors and, subject to regulatory approval and certain closing conditions, we expect to complete the transaction during the Fiscal 2006 Second Quarter. On May 24, 2005, we received notice that the waiting period under the Hart-Scott-Rodino Act was terminated. This acquisition is a major step in our long-term growth strategy of becoming a multi-channel retailer, and we expect it to be accretive to our earnings per share beginning in Fiscal 2006. The acquisition is also a key step in our preparation for the launch of our own catalog for the Lane Bryant brand in October 2007, when the Lane Bryant catalog trademark reverts to us.

     Under terms of the agreement, we will pay approximately $218 million in cash for Crosstown, plus the assumption of Crosstown's' debt. In conjunction with the closing of the transaction, we plan to securitize a substantial portion of Crosstown's accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. We expect the proceeds from the securitization to approximate the amount of Crosstown's indebtedness, which will be retired at closing.

     We will finance the transaction with existing cash and borrowings under our existing revolving credit facility. Concurrent with this transaction, we are negotiating with our lenders for an amended committed credit facility in the amount of $375 million for a period of five years. We expect the new facility to provide additional liquidity on significantly improved terms compared to our current $300 million revolving credit facility, which is scheduled to expire in August 2008. We expect the amended facility to be in place by the end of the Fiscal 2006 Second Quarter.

     Crosstown Traders, Inc. operates eleven catalog titles, with 2004 revenues of approximately $460 million. The majority of Crosstown's revenues are derived from the catalog sales of women's apparel, of which plus-sizes is an important component, as well as footwear and accessories. We plan to continue operating Crosstown as a separate operation, which will remain at its Tucson, Arizona headquarters.

RESULTS OF OPERATIONS

     The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                                                      Thirteen Weeks Ended       Percentage
                                                      --------------------         Change
                                                     April 30,       May 1,      From Prior
                                                       2005           2004         Period
                                                       ----           ----         ------
                                                                   (Restated)

Net sales...........................................  100.0%         100.0%           1.8%
Cost of goods sold, buying, and occupancy expenses..   66.9           67.8            0.5
Selling, general, and administrative expenses.......   25.0           25.1            1.6
Income from operations..............................    8.0            7.2           14.3
Other income, principally interest..................    0.5            0.1          614.5
Interest expense....................................    0.7            0.7            1.1
Income tax provision................................    2.9            2.1           36.9
Net income..........................................    5.0            4.4           14.4
--------------------

Results may not add due to rounding.

     The following table shows our net sales by store brand:

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                         April 30,      May 1,
(In millions)                                              2005          2004
                                                           ----          ----

FASHION BUG(R) ....................................... $    256.8    $    262.3
LANE BRYANT(R) .......................................      257.3         246.6
CATHERINES(R) ........................................       89.2          83.8
                                                       ----------    ----------
Total net sales ...................................... $    603.3    $    592.7
                                                       ==========    ==========

     The following table shows information related to the change in our net sales:

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                        April 30,         May 1,
                                                          2005             2004
                                                          ----             ----

Increase (decrease) in comparable store sales(1):
    Consolidated Company.............................      0%               5%
    FASHION BUG......................................     (2)               7
    LANE BRYANT......................................      0                5
    CATHERINES.......................................      4               (3)

Sales from new stores and E-commerce as a percentage
of total consolidated prior-period sales:
    FASHION BUG......................................      1                1
    LANE BRYANT......................................      4                3
    CATHERINES.......................................      1                1

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
    FASHION BUG......................................     (2)              (2)
    LANE BRYANT......................................     (2)              (1)
    CATHERINES.......................................      0               (1)

Increase (decrease) in total sales...................      2                5
--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 13 full months of operation.

     The following table sets forth information with respect to our store activity for the first quarter of Fiscal 2006 and planned store activity for all of Fiscal 2006 (including the first quarter of Fiscal 2006):

                                        FASHION      LANE
                                          BUG       BRYANT   CATHERINES   Total
                                          ---       ------   ----------   -----

Fiscal 2006 Year-to-Date:
Stores at January 29, 2005 ............. 1,028        722        471      2,221
                                         -----      -----      -----      -----

Stores opened ..........................     4          8          4         16
Stores closed ..........................    (5)        (0)        (2)        (7)
                                         -----      -----      -----      -----
Net change in stores ...................    (1)         8          2          9
                                         -----      -----      -----      -----

Stores at April 30, 2005 ............... 1,027        730        473      2,230
                                         =====      =====      =====      =====

Stores relocated during period .........     4          8          4         16

Fiscal 2006:
Planned store openings .................    15      45-50          5      65-70
Planned store closings .................    20         15         15         50
Planned store relocations ..............    25         40         15         80

Comparison of Thirteen Weeks Ended April 30, 2005 and May 1, 2004

Net Sales

     The increase in net sales from the Fiscal 2005 First Quarter to the Fiscal 2006 First Quarter was primarily the result of sales from new LANE BRYANT stores, increased E-commerce sales, and an increase in comparable store sales at our CATHERINES brand. Sales for all of our brands, particularly in the Northeast and Mid-Atlantic regions, were affected by an unseasonably cool spring, which negatively impacted sales of our spring assortments. We operated 2,230 retail stores at the end of the Fiscal 2006 First Quarter, as compared to 2,233 stores at the end of the Fiscal 2005 First Quarter.

     Although LANE BRYANT's comparable store sales were flat for the quarter, total net sales for the brand increased as the result of sales from new stores and an increase in E-commerce sales. An increase in the average dollar sale per transaction was offset by a slight decrease in traffic levels during the current-year quarter. The average dollar sale per transaction increased as a result of an improved average retail value per unit sold that was partially offset by a decrease in the average number of units sold per customer ("UPC").

     FASHION BUG's negative comparable store sales performance was a result of weaker store traffic levels during the current-year quarter, partially offset by a higher average dollar sale per transaction. The average dollar sale per transaction reflected an increase in the average retail value per unit sold and a slight increase in the average UPC. FASHION BUG's net sales for the Fiscal 2006 First Quarter benefited from an increase in E-commerce sales. FASHION BUG commenced E-commerce operations in July 2004.

     CATHERINES' comparable store sales benefited from an improved customer response to the brand's Spring merchandise offerings as compared to the Fiscal 2005 First Quarter. CATHERINES stores experienced increased traffic levels during the current-year period, which were partially offset by a slight decrease in the average dollar sale per transaction. The average dollar sale per transaction for the quarter reflected a slight decrease in the average retail value per unit sold and a flat UPC.

     We offer our customers various loyalty card programs. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During the Fiscal 2006 First Quarter and Fiscal 2005 First Quarter, we recognized revenues of $3.2 million and $3.3 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, and Occupancy

     Cost of goods sold, buying, and occupancy expenses decreased 0.9% as a percentage of sales from the Fiscal 2005 First Quarter to the Fiscal 2006 First Quarter, reflecting improved merchandise margins at our LANE BRYANT and CATHERINES brands and leverage on relatively fixed occupancy costs. Cost of goods sold as a percentage of net sales was 0.7% lower in the Fiscal 2006 First Quarter as compared to the Fiscal 2005 First Quarter as a result of reduced markdowns and lower inventory levels in the current-year period. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our e-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

     Buying and occupancy expenses as a percentage of net sales were 0.2% lower in the Fiscal 2006 First Quarter as compared to the Fiscal 2005 First Quarter, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Selling, general, and administrative expenses were higher in the Fiscal 2006 First Quarter as compared to the Fiscal 2005 First Quarter, but were 0.1% lower as a percentage of net sales. The increase was primarily a result of higher expenses related to incentive-based employee compensation and employee benefit programs. Selling expenses were positively affected by improved performance of our proprietary credit card operations, which benefited from the acquisition of the CATHERINES credit card portfolio as well as continued favorable experience in delinquencies during the Fiscal 2006 First Quarter. Our previous Merchant Services Agreement provided to us the ability to purchase the CATHERINES portfolio at par value. The purchase of the portfolio at par and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $2 million, which is included in the Fiscal 2006 First Quarter selling expenses. Selling expenses for the Fiscal 2006 First Quarter were 0.5% lower as a percentage of sales, while general and administrative expenses were 0.4% higher as a percentage of net sales.

Other Income

     Interest income increased $1.2 million from the Fiscal 2005 First Quarter to the Fiscal 2006 first quarter as a result of both higher interest rates and higher levels of invested cash and cash equivalents in the Fiscal 2006 First Quarter. Other income for the Fiscal 2006 First Quarter also included a pre-tax gain of $1.2 million from the sale of certain facilities owned by our Hong Kong sourcing operations.

Income Tax Provision

     The effective income tax rate was 36.7% in the Fiscal 2006 First Quarter, as compared to 32.6% in the Fiscal 2005 First Quarter. The lower effective tax rate for the Fiscal 2005 First Quarter was primarily a result of finalizing certain prior-year tax audits.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

                                                        April 30,    January 29,
(Dollars in millions)                                     2005          2005
                                                          ----          ----

Cash and cash equivalents ............................  $ 254.8       $ 273.0
Working capital ......................................  $ 441.3       $ 414.0
Current ratio ........................................      2.3           2.4
Long-term debt to equity ratio .......................     27.5%         30.0%

     Our net cash provided by operating activities was $35.8 million for the Fiscal 2006 First Quarter, as compared to $37.7 million for the Fiscal 2005 First Quarter. A $3.8 million increase in net income before non-cash charges and a $0.5 million tax benefit related to compensation expense under our stock plans in the Fiscal 2006 First Quarter were offset by an increase in net cash used for operating assets and liabilities. Our net investment in inventories increased by $9.8 million in the Fiscal 2006 First Quarter as compared to the Fiscal 2005 First Quarter, primarily a result of a normal seasonal build-up of Spring inventories, while net cash used by other operating assets and liabilities decreased by $3.6 million.

Acquisitions

     Subsequent to the end of the Fiscal 2006 First Quarter, we announced that we had entered into a definitive agreement to acquire Crosstown Traders, Inc. (see "RECENT DEVELOPMENTS" above for further details of this agreement).

Capital Expenditures

     Our capital expenditures were $17.7 million during the Fiscal 2006 First Quarter. During the remainder of Fiscal 2006, we anticipate incurring additional capital expenditures of approximately $75 - $85 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements in information technology. We expect to finance these additional capital expenditures primarily through internally generated funds.

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

Off-Balance-Sheet Financing

     Spirit of America National Bank (our wholly-owned credit card bank) transfers its interest in credit card receivables created under our FASHION BUG and CATHERINES proprietary credit card programs to the Charming Shoppes Master Trust (the "Trust") through a special-purpose entity. The Trust is an unconsolidated qualified special purpose entity. The Trust can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the Trust makes principal payments to the parties that have entered into the securitization agreement with the Trust.

     As of April 30, 2005, the Trust had the following securitization facilities outstanding:

(Dollars in millions)                  Series 1999-2     Series 2002-1      Series 2004      Series 2004-1
                                       -------------     -------------      -----------      -------------

Date of facility..................        May 1999       November 2002      January 2004      August 2004
Type of facility..................        Conduit            Term             Conduit             Term
Maximum funding...................         $50.0            $100.0            $100.0(2)          $180.0
Funding as of April 30, 2005......         $12.7            $100.0              $0.0             $180.0
First scheduled principal payment.     Not applicable     August 2007      Not applicable      April 2009
Expected final principal payment..    Not applicable(1)    May 2008       Not applicable(1)    March 2010
Renewal...........................         Annual        Not applicable        Annual        Not applicable
--------------------

(1) Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series generally begin amortizing 364 days after start of the purchase commitment by the series purchaser currently in effect.

(2) Subsequent to April 30, 2005, we negotiated an amendment to the Series 2004 conduit to reduce the maximum funding to $50.0 million.

     The remaining $15.8 million of principal on our Series 1999-1 securitization was amortized in the Fiscal 2006 First Quarter. We funded this remaining amortization with a portion of the proceeds available from Series 2004-1. In addition, we used $56.6 million of funds from our securitization facilities, including a portion of the proceeds available from Series 2004-1, to fund the acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below).

     As these credit card receivables securitizations reach maturity, we plan to obtain funding for the FASHION BUG and CATHERINES proprietary credit card programs through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

     We securitized $151.5 million of private label credit card receivables in the Fiscal 2006 First Quarter and had $303.9 million of securitized credit card receivables outstanding as of April 30, 2005. We held certificates and retained interests in our securitizations of $63.0 million as of April 30, 2005, which were generally subordinated in right of payment to certificates issued by the Trust to third-party investors. Our obligation to repurchase receivables sold to the Trust is limited to those receivables that, at the time of their transfer, fail to meet the Trust's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. ("CSRC") and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities created for the securitization program. As of April 30, 2005, CSRC held $10.1 million of Charming Shoppes Master Trust certificates and retained interests and Charming Shoppes Seller, Inc. held retained interests of $12.8 million (which are included in the $84.6 million of short-term available-for-sale securities we held at April 30, 2005). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the Charming Shoppes Master Trust. Additionally, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC's retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of April 30, 2005, there were no reallocated collections as the result of a failure to meet these financial performance standards.

     In addition to the above, we could be affected by certain other events that would cause the Trust to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the Trust as additional enhancement. For example, if we fail or the Trust fails to meet certain financial performance standards, a credit enhancement condition would occur and the Trust would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the Trust to stop using collections on Trust assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the Trust agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of April 30, 2005, the Trust was in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the Trust, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the Trust or investors in the Trust against credit-related losses on the receivables. The providers of the credit enhancements and Trust investors have no other recourse to us.

     These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. Additional information regarding our asset securitization facility is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization" of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

     We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT brand. The facility expires in October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT's proprietary credit card accounts. Upon termination of this agreement, we have the right to repurchase the receivables portfolio from the third party and operate the facility.

     As of January 29, 2005, we also had a similar non-recourse agreement, which was scheduled to expire in March 2005, for our CATHERINES brand. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we gave the requisite notice of our intent to exercise our option to purchase the CATHERINES portfolio upon the expiration of the agreement. In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio for approximately $56.6 million (subject to adjustment). The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility.

     Additional information regarding the LANE BRYANT and CATHERINES agreements is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements;
Note 16. Asset Securitization" of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

     In conjunction with the agreement to acquire Crosstown Traders, Inc. (see "RECENT DEVELOPMENTS" above), we plan to securitize a substantial portion of Crosstown's accounts receivable. The securitization funding will be provided by a new conduit funding facility that we put in place subsequent to April 30, 2005, which provides up to $55.0 million in funding. This new facility has been established with an initial term of one year specifically for funding the Crosstown accounts receivable and is separate and distinct from the Trust. We expect the proceeds from the securitization to approximate the amount of Crosstown's indebtedness, which will be retired at the closing of the acquisition.

     We lease substantially all of our operating stores under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in "Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases" of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.


FINANCING

Revolving Credit Facility

     We have a $300.0 million revolving credit facility (the "Facility") that provides for cash borrowings and enables us to issue up to $150.0 million of letters of credit for purchases of merchandise and for standby letters of credit. As of April 30, 2005, there were no borrowings outstanding under the Facility. The availability of borrowings under the Facility is subject to limitations based on eligible inventory and, under certain circumstances, credit card receivables and in-transit cash. The Facility is secured by our general assets, except for (i) all assets related to our credit card securitization facility, (ii) all real property, (iii) certain equipment subject to other mortgages or capital leases, (iv) the assets of our non-U.S. subsidiaries, and
(v) certain other assets. The Facility expires on August 15, 2008. As of April 30, 2005, we had $3.0 million of unamortized deferred debt acquisition costs related to the Facility, which we are amortizing on a straight-line basis over the life of the Facility as interest expense. As a result of the acquisition of Crosstown Traders subsequent to April 30, 2005 (see "RECENT DEVELOPMENTS" above), eligible inventory and the corresponding availability of borrowings under the Facility will increase.

     The interest rate on borrowings under the Facility ranges from Prime to Prime plus .50% per annum for Prime Rate Loans, and LIBOR plus 1.50% to LIBOR plus 2.00% per annum for Eurodollar Rate Loans. The applicable rate is determined quarterly, based on our average excess and suppressed availability, as defined in the Facility. As of April 30, 2005, the interest rate on borrowings under the Facility was 5.75% for Prime Rate Loans and 4.56% for Eurodollar Rate Loans.

     The Facility includes limitations on sales and leasebacks, the incurrence of additional liens and debt, capital lease financing, and other limitations. The Facility also requires, among other things, that we not pay dividends on our common stock and, if our excess and suppressed availability (as defined in the Facility) is less than $50.0 million at any time within a fiscal quarter, that we maintain a minimum level of consolidated 12-month earnings before interest, taxes, depreciation, and amortization ("EBITDA") (excluding non-recurring, non-cash charges as defined in the Facility). During the Fiscal 2006 First Quarter, our excess and suppressed availability was above $50.0 million at all times. As of April 30, 2005, we were not in violation of any of the covenants included in the Facility.

     We expect to finance the acquisition of Crosstown Traders, Inc. (see "RECENT DEVELOPMENTS" above) with existing cash and borrowings under our existing revolving credit facility. Concurrent with the acquisition, we are negotiating with our lenders for an amended committed credit facility in the amount of $375 million for a period of five years. We expect the new facility to provide additional liquidity on significantly improved terms compared to our current $300 million revolving credit facility. We expect the amended facility to be in place by the end of the Fiscal 2006 Second Quarter.

     Additional information regarding our long-term borrowings is included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 7. Debt" of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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


MARKET RISK

     We manage our FASHION BUG and CATHERINES proprietary credit card programs through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the Trust. The finance charges on most of our FASHION BUG proprietary credit card accounts are billed using a floating-rate index (the Prime rate), subject to a floor and limited by legal maximums. The finance charges on most of our CATHERINES proprietary credit card accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime rate. Additionally, as of April 30, 2005, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate hedge agreements with respect to $161.1 million of Series 2004-1certificates and $89.5 million of Series 2002-1 fixed-rate certificates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2006, an increase of approximately $136 thousand in selling, general, and administrative expenses would result.

     As of April 30, 2005, there were no borrowings outstanding under our revolving credit facility. To the extent that there are borrowings outstanding under our revolving credit facility, such borrowings would be exposed to variable interest rates. An increase in market interest rates would increase our interest expense and decrease our cash flows. Conversely, a decrease in market interest rates would decrease our interest expense and increase our cash flows.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                            Total             Maximum
                                                            Number           Number of
                                                          of Shares         Shares that
                                Total                    Purchased as       May Yet be
                               Number      Average     Part of Publicly      Purchased
                              of Shares   Price Paid   Announced Plans    Under the Plans
        Period                Purchased   per Share     or Programs(2)     or Programs(2)
        ------                ---------   ---------    ---------------    ---------------

January 30, 2005 through
    February 26, 2005......    20,746(1)    $8.04                -                 -
February 27, 2005 through
    April 2, 2005..........     1,360(1)     8.95                -                 -
April 3, 2005 through
    April 30, 2005.........         -           -                -                 -
                               ------       -----
Total......................    22,106       $8.09                -                 -
                               ======       =====
--------------------

(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.

(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of April 30, 2005, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our ability to exercise this authority is subject to certain restrictions under the terms of our revolving credit facility. As conditions may allow, and if any required consent is granted, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the three months ended April 30, 2005. The repurchase programs have no expiration date.

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      May 26, 2005                    /S/ DORRIT J. BERN
                                           ------------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      May 26, 2005                    /S/ ERIC M. SPECTER
                                           -------------------
                                           Eric M. Specter
                                           Executive Vice President
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