Form 10-Q
period 2005-07-30
CHARMING SHOPPES INC
filed 2005-09-07
CIK 19353

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

                  For the quarterly period ended July 30, 2005

                                       or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

         The number of shares outstanding of the issuer's Common Stock (par value $.10 per share), as of September 2, 2005, was 120,729,986 shares.

================================================================================

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)..................................   2

Condensed Consolidated Balance Sheets
          July 30, 2005 and January 29, 2005................................   2

Condensed Consolidated Statements of Operations and Comprehensive Income
          Thirteen weeks ended July 30, 2005 and July 31, 2004..............   3
          Twenty-six weeks ended July 30, 2005 and July 31, 2004............   4

Condensed Consolidated Statements of Cash Flows
          Twenty-six weeks ended July 30, 2005 and July 31, 2004............   5

Notes to Condensed Consolidated Financial Statements........................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  19

Forward-looking Statements..................................................  19

Restatement of Financial Statements.........................................  21


Critical Accounting Policies................................................  22

Recent Developments.........................................................  23

Results of Operations.......................................................  24

Liquidity and Capital Resources.............................................  30

Financing                                                                     33

Market Risk.................................................................  34

Impact of Recent Accounting Pronouncements..................................  34

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  35

Item 4.   Controls and Procedures...........................................  35

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  36

Item 4.   Submission of Matters to a Vote of Security Holders...............  37

Item 6.   Exhibits..........................................................  38

SIGNATURES..................................................................  40

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       July 30,       January 29,
(Dollars in thousands, except share amounts)                             2005            2005
                                                                         ----            ----
                                                                     (Unaudited)
ASSETS
Current assets
Cash and cash equivalents .......................................... $   231,448    $   273,049
Available-for-sale securities ......................................      92,661         52,857
Merchandise inventories ............................................     393,075        285,120
Deferred advertising ...............................................      14,645              0
Deferred taxes .....................................................      24,767         15,500
Prepayments and other ..............................................      92,691         86,382
                                                                     -----------    -----------
Total current assets ...............................................     849,287        712,908
                                                                     -----------    -----------

Property, equipment, and leasehold improvements - at cost ..........     833,179        786,028
Less accumulated depreciation and amortization .....................     494,991        465,365
                                                                     -----------    -----------
Net property, equipment, and leasehold improvements ................     338,188        320,663
                                                                     -----------    -----------

Trademarks and other intangible assets .............................     258,655        169,818
Goodwill ...........................................................     147,223         66,666
Available-for-sale securities ......................................         240            240
Other assets .......................................................      40,588         33,476
                                                                     -----------    -----------
Total assets ....................................................... $ 1,634,181    $ 1,303,771
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings .............................................. $    60,000    $         0
Accounts payable ...................................................     175,009        127,819
Accrued expenses ...................................................     195,755        154,681
Income taxes payable ...............................................      10,164              0
Current portion - long-term debt ...................................      20,266         16,419
                                                                     -----------    -----------
Total current liabilities ..........................................     461,194        298,919
                                                                     -----------    -----------

Deferred taxes and other non-current liabilities ...................     152,599        101,743
Long-term debt .....................................................     246,385        208,645

Stockholders' equity
Common Stock $.10 par value:
Authorized - 300,000,000 shares
Issued - 132,974,926 shares and 132,063,290 shares, respectively ...      13,297         13,206
Additional paid-in capital .........................................     268,026        249,485
Treasury stock at cost - 12,265,993 shares .........................     (84,136)       (84,136)
Deferred employee compensation .....................................     (17,249)        (8,715)
Retained earnings ..................................................     594,065        524,624
                                                                     -----------    -----------
Total stockholders' equity .........................................     774,003        694,464
                                                                     -----------    -----------
Total liabilities and stockholders' equity ......................... $ 1,634,181    $ 1,303,771
                                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                          Thirteen Weeks Ended
                                                                          --------------------
                                                                        July 30,       July 31,
(In thousands, except per share amounts)                                  2005           2004
                                                                          ----           ----
                                                                                     (Restated)

Net sales .......................................................... $   688,360    $   611,737
                                                                     -----------    -----------

Cost of goods sold, buying, catalog, and occupancy expenses ........     466,486        431,513
Selling, general, and administrative expenses ......................     157,067        132,952
                                                                     -----------    -----------
Total operating expenses ...........................................     623,553        564,465
                                                                     -----------    -----------

Income from operations .............................................      64,807         47,272

Other income .......................................................       2,172            415
Interest expense ...................................................      (4,712)        (3,880)
                                                                     -----------    -----------
Income before income taxes .........................................      62,267         43,807
Income tax provision ...............................................      22,843         16,748
                                                                     -----------    -----------
Net income .........................................................      39,424         27,059
                                                                     -----------    -----------

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of
income tax provision of $76 in 2004 ................................           0            142
Reclassification of amortization of deferred loss on termination of
derivative, net of income tax benefit of $23 in 2004 ...............           0             43
                                                                     -----------    -----------
Total other comprehensive income, net of tax .......................           0            185
                                                                     -----------    -----------
Comprehensive income ............................................... $    39,424    $    27,244
                                                                     ===========    ===========

Basic net income per share ......................................... $       .33    $       .23
                                                                     ===========    ===========
Diluted net income per share ....................................... $       .30    $       .21
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                       Twenty-six Weeks Ended
                                                                       ----------------------
                                                                       July 30,       July 31,
(In thousands, except per share amounts)                                 2005           2004
                                                                         ----           ----
                                                                                     (Restated)

Net sales .......................................................... $ 1,291,615    $ 1,204,475
                                                                     -----------    -----------

Cost of goods sold, buying, catalog, and occupancy expenses ........     870,310        833,287
Selling, general, and administrative expenses ......................     308,005        281,491
                                                                     -----------    -----------
Total operating expenses ...........................................   1,178,315      1,114,778
                                                                     -----------    -----------

Income from operations .............................................     113,300         89,697

Other income .......................................................       4,987            809
Interest expense ...................................................      (8,637)        (7,763)
                                                                     -----------    -----------
Income before income taxes .........................................     109,650         82,743
Income tax provision ...............................................      40,209         29,435
                                                                     -----------    -----------
Net income .........................................................      69,441         53,308
                                                                     -----------    -----------

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of
income tax provision of $97 in 2004 ................................           0            153
Reclassification of amortization of deferred loss on termination of
derivative, net of income tax benefit of $63 in 2004 ...............           0            117
                                                                     -----------    -----------
Total other comprehensive income, net of tax .......................           0            270
                                                                     -----------    -----------
Comprehensive income ............................................... $    69,441    $    53,578
                                                                     ===========    ===========

Basic net income per share ......................................... $       .58    $       .47
                                                                     ===========    ===========
Diluted net income per share ....................................... $       .53    $       .42
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Twenty-six Weeks Ended
                                                                       ----------------------
                                                                       July 30,       July 31,
(In thousands)                                                           2005           2004
                                                                         ----           ----
                                                                                     (Restated)
Operating activities
Net income ......................................................... $    69,441    $    53,308
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ......................................      41,895         38,553
Deferred income taxes ..............................................         889         (2,009)
Tax benefit related to stock plans .................................       2,178          4,187
Net (gain)/loss from disposition of capital assets .................        (939)           422
Gain from securitization of Catherines portfolio ...................        (759)             0
Loss on sales of available-for-sale securities .....................           0            185
Changes in operating assets and liabilities:
Merchandise inventories ............................................     (36,717)         2,751
Accounts payable ...................................................      34,821         27,418
Deferred advertising ...............................................      (2,766)             0
Prepayments and other ..............................................      10,143        (21,953)
Accrued expenses and other .........................................       7,757          4,228
Income taxes payable ...............................................      10,164          7,110
                                                                     -----------    -----------
Net cash provided by operating activities ..........................     136,107        114,200
                                                                     -----------    -----------
Investing activities
Investment in capital assets .......................................     (37,393)       (23,885)
Proceeds from sales of capital assets ..............................       2,432              0
Proceeds from sales of available-for-sale securities ...............      11,078         20,494
Gross purchases of available-for-sale securities ...................     (50,882)       (21,907)
Acquisition of Crosstown Traders, Inc., net of cash acquired .......    (256,467)             0
Purchase of Catherines receivables portfolio .......................     (56,582)             0
Securitization of Catherines receivables portfolio .................      56,582              0
Securitization of Crosstown apparel-related receivables ............      50,000              0
Increase in other assets ...........................................      (2,220)        (3,734)
                                                                     -----------    -----------
Net cash used by investing activities ..............................    (283,452)       (29,032)
                                                                     -----------    -----------
Financing activities
Proceeds from short-term borrowings ................................     177,880         94,706
Repayments of short-term borrowings ................................    (117,880)       (94,706)
Proceeds from long-term borrowings .................................      50,000             98
Repayments of long-term borrowings .................................      (8,413)        (8,589)
Payments of deferred financing costs ...............................        (850)             0
Proceeds from issuance of common stock .............................       5,007         23,398
                                                                     -----------    -----------
Net cash provided by financing activities ..........................     105,744         14,907
                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents ...................     (41,601)       100,075
Cash and cash equivalents, beginning of period .....................     273,049        123,781
                                                                     -----------    -----------
Cash and cash equivalents, end of period ........................... $   231,448    $   223,856
                                                                     ===========    ===========

Non-cash financing and investing activities
Equipment acquired through capital leases .......................... $         0    $     5,399
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

See Notes to Condensed Consolidated Financial Statements

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

     We have prepared our condensed consolidated balance sheet as of July 30, 2005, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004, and our condensed consolidated statements of cash flows for the twenty-six weeks ended July 30, 2005 and July 31, 2004 without audit. In our opinion, we have made all adjustments (which, except for the restatement discussed in Note 2 below, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 29, 2005 Annual Report on Form 10-K. As a result of our acquisition of Crosstown Traders, Inc. ("Crosstown") (see "Note 3. Acquisition of Crosstown Traders, Inc." below), the following information on accounting policies related to segment reporting, revenue recognition, inventories, and deferred advertising has been updated to reflect certain critical accounting policies followed by Crosstown. The results of operations for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004 are not necessarily indicative of operating results for the full fiscal year.

     As used in these notes, the terms "Fiscal 2006" and "Fiscal 2005" refer to our fiscal year ending January 28, 2006 and our fiscal year ended January 29, 2005, respectively. The term "Fiscal 2007" refers to our fiscal year ending February 3, 2007. The terms "Fiscal 2006 Second Quarter" and "Fiscal 2005 Second Quarter" refer to the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively. The term "Fiscal 2006 Third Quarter" refers to the thirteen weeks ending October 29, 2005. The term "Fiscal 2005 Fourth Quarter" refers to the thirteen weeks ended January 29, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

Segment Reporting

     Effective with our acquisition of Crosstown, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown catalogs. See "Note 11. Segment Reporting" below for further information regarding our segment reporting.

Revenue Recognition

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," as amended. Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements (Continued)

     Catalog and E-commerce revenues include shipping and handling fees billed to customers. These revenues are recognized after the following have occurred: execution of the customer's order, authorization of the customer's credit card has been received, and the product has been shipped and received by the customer. We record a reserve for estimated future sales returns based on an analysis of actual returns.

Inventories

     We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis) for our Retail Store segment inventories. For our Direct-to-Consumer segment, we value our merchandise inventories at the lower of cost or market using the average cost method.

Deferred Advertising

     With the exception of direct-response advertising, we expense advertising costs when the related event takes place. In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs," we accumulate all direct costs incurred in the development, production, and circulation of our direct-mail catalogs on our consolidated balance sheet until such time as the related catalog is mailed. These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, and occupancy expenses over the expected sales realization cycle, generally within one to six months. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.

Cash Consideration Received from Vendors

     We account for cash consideration received from vendors in accordance with the provisions of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." Accordingly, cash consideration received from vendors is recognized when the related merchandise is sold.

Stock-based Compensation

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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements (Continued)

     The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under FASB Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation:"

                                                    Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                    --------------------       ----------------------
(In thousands, except per                          July 30,      July 31,      July 30,      July 31,
share amounts)                                       2005          2004          2005          2004
                                                     ----          ----          ----          ----
                                                                (Restated)                  (Restated)

Net income as reported ......................... $   39,424    $   27,059    $   69,441    $   53,308
Add stock-based employee compensation
using intrinsic value method, net
of income taxes ................................        940           377         1,737           764
Less stock-based employee compensation
using fair value method, net of
income taxes ...................................     (1,107)         (956)       (2,164)       (1,797)
                                                 ----------    ----------    ----------    ----------
Pro forma net income ........................... $   39,257    $   26,480    $   69,014    $   52,275
                                                 ==========    ==========    ==========    ==========

Basic net income per share:
As reported .................................... $      .33    $      .23    $      .58    $      .47
Pro forma ......................................        .33           .23           .58           .46
Diluted net income per share:
As reported ....................................        .30           .21           .53           .42
Pro forma ......................................        .29           .21           .52           .41


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

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 2.  Restatement of Financial Statements (Continued)

     As a result of the restatement, we record construction allowances as a deferred rent liability on our consolidated balance sheets rather than as a reduction of the cost of leasehold improvements, and recognize construction allowances as an operating activity on our consolidated statements of cash flows rather than as a reduction of our investment in capital assets. In addition, we amortize construction allowances over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense, commencing on the date we take possession of the leased space for construction purposes. The lease term we use to record straight-line rent expense and depreciation of leasehold improvements includes lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. We depreciate leasehold improvements over the shorter of the lease term or the assets' estimated useful lives. The lease terms we use to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as "rent holidays"), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements, which are included in "cost of goods sold, buying, and occupancy expenses" on the consolidated statements of operations and comprehensive income.

     The effects of the restatement, as previously reported in our Fiscal 2005 Form 10-K, on our condensed consolidated financial statements for the thirteen weeks ended July 31, 2004 are summarized as follows:

                                                    Thirteen Weeks Ended July 31, 2004
                                                    ----------------------------------
                                                   As Previously                 As
(In thousands, except per share amounts)            Reported(1)  Adjustments   Restated
                                                    ----------   -----------   --------

Condensed Consolidated Statement of Operations:
Cost of goods sold, buying, and occupancy expenses   $430,437     $  1,076     $431,513
Income tax provision .............................     17,145         (397)      16,748
Net income .......................................     27,738         (679)      27,059
Basic net income per share .......................   $    .24     $   (.01)    $    .23
Diluted net income per share .....................   $    .22     $   (.01)    $    .21

-------------------
(1) Certain amounts have been reclassified to conform to the current-year presentation.

     The effects of the restatement on our condensed consolidated financial statements for the twenty-six weeks ended July 31, 2004 are summarized as follows:

                                                   Twenty-six Weeks Ended July 31, 2004
                                                   ------------------------------------
                                                   As Previously                 As
(In thousands, except per share amounts)            Reported(1)  Adjustments   Restated
                                                    ----------   -----------   --------

Condensed Consolidated Statement of Operations:
Cost of goods sold, buying, and occupancy expenses   $831,135     $  2,152     $833,287
Income tax provision .............................     30,229         (794)      29,435
Net income .......................................     54,666       (1,358)      53,308
Basic net income per share .......................   $    .48     $   (.01)    $    .47
Diluted net income per share .....................   $    .43     $   (.01)    $    .42

-------------------
(1) Certain amounts have been reclassified to conform to the current-year presentation.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 2.  Restatement of Financial Statements (Continued)

                                                   Twenty-six Weeks Ended July 31, 2004
                                                   ------------------------------------
                                                   As Previously                 As
(In thousands, except per share amounts)            Reported(1)  Adjustments   Restated
                                                    ----------   -----------   --------

Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net income ....................................     $  54,666    $  (1,358)   $  53,308
Adjustments to reconcile net income to net cash
provided by operations:
  Depreciation and amortization ...............        34,383        4,170       38,553
  Deferred income taxes .......................        (1,215)        (794)      (2,009)
  Changes in operating assets and liabilities:
    Accrued expenses and other ................         1,758        2,470        4,228
Net cash provided by operating activities .....     $ 109,712    $   4,488    $ 114,200

Investing activities:
Investment in capital assets ..................     $ (19,397)   $  (4,488)   $ (23,885)
Net cash used in investing activities .........     $ (24,544)   $  (4,488)   $ (29,032)

-------------------
(1) Certain amounts have been reclassified to conform to the current-year presentation.


Note 3.  Acquisition of Crosstown Traders, Inc.

     On June 2, 2005, we acquired 100% of the outstanding stock of Crosstown Traders, Inc. ("Crosstown") a direct marketer of women's apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

     Crosstown Traders, Inc. operates multiple catalog titles and related websites, with revenues of approximately $460 million for the fiscal year ended January 29, 2005. The majority of Crosstown's revenues are derived from the catalog sales of women's apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown also derives revenues from the catalog sales of food and gifts, the majority of which occur during the fourth quarter of the fiscal year. The acquisition of Crosstown provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which will include our catalog and catalog-related E-commerce sales distribution channels.

     Under the terms of the agreement, we paid $218,015,000 in cash for Crosstown and assumed Crosstown's debt of $40,728,000. We also incurred direct costs related to the acquisition of approximately $3,539,000. Subsequent to the acquisition, we securitized Crosstown's apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. The majority of the proceeds from the securitization were used to retire Crosstown's debt.

     We financed the acquisition with $108,015,000 of our existing cash and cash equivalents and $110,000,000 of borrowings under our then-existing revolving credit facility. Subsequent to this transaction, we amended our credit facility (see "Note 5. Long-term Debt" below).

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 3.  Acquisition of Crosstown Traders, Inc. (Continued)

     We accounted for the acquisition under the purchase method of accounting, and included the results of operations of Crosstown in our results of operations from the date of acquisition. Prior-period results have not been restated for the acquisition. Amounts recognized for assets acquired and liabilities assumed are based on preliminary purchase price allocations and on certain management judgments. These preliminary allocations are based on an analysis of the estimated fair values of assets acquired and liabilities assumed, including identifiable tangible and intangible assets, deferred tax assets and liabilities, and estimates of the useful lives of tangible and amortizable intangible assets. The final purchase price allocations will be completed after we obtain third-party appraisals, review all available data, and complete our own internal assessments. Any additional adjustments resulting from finalization of the purchase price allocations for Crosstown will affect the amount assigned to goodwill.

     In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the acquired trademarks, tradenames, and internet domain names will not be amortized, but will be subject to annual reviews for impairment or for indicators of a limited useful life. Other intangible assets acquired, consisting of Crosstown customer relationships, are being amortized over their estimated useful life of four years.

     The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired will be allocated to goodwill. In accordance with the requirements of SFAS No. 142, the goodwill will not be amortized, but will be subject to an annual review for impairment.

     As of June 2, 2005, we recorded the following preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Crosstown Traders:

(In thousands)
Fair value of assets acquired ...................................... $  178,112
Fair value of liabilities acquired .................................    (57,318)
Intangible assets subject to amortization ..........................     20,000
Intangible assets not subject to amortization ......................     70,000
Deferred tax effect of acquisition .................................    (29,069)
Goodwill ...........................................................     80,557
                                                                     ----------
Total purchase price ............................................... $  262,282
                                                                     ==========

     Contemporaneous with the completion of the acquisition, we started preparing a formal integration plan. Management's plans are preliminary, and may include exiting or consolidating certain activities of Crosstown, lease and contract terminations, severance, and certain other exit costs. Upon completion of our plans, we anticipate that expenses may total approximately $6,000,000. As such, this amount has been recorded as a component of the purchase price of the acquisition in accordance with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 3.  Acquisition of Crosstown Traders, Inc. (Continued)

     The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of Crosstown as if the acquisition had occurred on January 31, 2004. The pro forma information includes adjustments having a continuing impact on our consolidated results of operations as a result of using the purchase method of accounting for the acquisition. These adjustments consist of: additional depreciation of fair value adjustments for property, equipment, and leasehold improvements; amortization of the fair value of customer relationships acquired; additional interest expense from borrowings incurred to finance the acquisition and amortization of deferred financing costs related to amending our credit facility; reduced interest expense from the repayment of Crosstown's debt; and a reduction in interest income from the use of cash and cash equivalents to fund a portion of the acquisition cost.

     The unaudited pro forma information has been prepared based on preliminary purchase price allocations, using assumptions that our management believes are reasonable. It is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 31, 2004, and is not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for the effect of non-recurring items or for operating synergies that we may realize as a result of the acquisition.

     Unaudited pro forma results of operations:

                                                    Thirteen Weeks Ended      Twenty-six Weeks Ended
                                                    --------------------      ----------------------
(In thousands, except per                          July 30,      July 31,     July 30,      July 31,
share amounts)                                       2005          2004         2005          2004
                                                     ----          ----         ----          ----
                                                                (Restated)                 (Restated)

Net sales ...................................... $  728,962    $  703,304    $1,440,630    $1,404,098
Net income .....................................     36,984        24,984        66,388        49,865

Net income per share:
  Basic ........................................ $      .31    $      .22    $      .56    $      .44
  Diluted ......................................        .28           .20           .50           .40


Note 4.  Trademarks and Other Intangible Assets

                                                         July 30,    January 29,
(In thousands)                                             2005         2005
                                                           ----         ----

Trademarks, tradenames, and internet domain names .... $  238,800   $  168,800
Customer lists, customer relationships, and covenant
   not to compete ....................................     23,300        3,300
                                                       ----------   ----------
Total at cost ........................................    262,100      172,100
Less accumulated amortization of customer lists,
   customer relationships, and covenant not to compete      3,445        2,282
                                                       ----------   ----------
Net trademarks and other intangible assets ........... $  258,655   $  169,818
                                                       ==========   ==========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



Note 5.  Short-term Borrowings and Long-term Debt

                                                         July 30,    January 29,
(In thousands)                                             2005         2005
                                                           ----         ----

Short-term borrowings
Revolving credit facility ............................ $   60,000   $        0
                                                       ==========   ==========

Long-term debt
4.75% Senior Convertible Notes, due June 2012 ........ $  150,000   $  150,000
Revolving credit facility ............................     50,000            0
Capital lease obligations ............................     27,937       34,825
6.07% mortgage note, due October 2014 ................     12,545       12,821
6.53% mortgage note, due November 2012 ...............     10,150       10,850
7.77% mortgage note, due December 2011 ...............      9,312        9,564
Variable rate mortgage note, due March 2006 ..........      5,428        5,605
Other long-term debt .................................      1,279        1,399
                                                       ----------   ----------
Total long-term debt .................................    266,651      225,064
Less current portion .................................     20,266       16,419
                                                       ----------   ----------
Long-term debt ....................................... $  246,385   $  208,645
                                                       ==========   ==========

     On July 28, 2005, we amended our existing $300,000,000 revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility agreement provides for a revolving credit facility with a maximum availability of $375,000,000, subject to certain limitations as defined in the facility agreement, and provides that up to $300,000,000 of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500,000,000. The amended facility agreement expires on July 28, 2010. In connection with the amendment, we capitalized approximately $850,000 of fees that are being amortized on a straight-line basis over the life of the amended facility agreement. Of the $110,000,000 borrowed under the facility in connection with the acquisition of Crosstown Traders, Inc. (see "Note 3. Acquisition of Crosstown Traders, Inc." above), $60,000,000 of borrowings have been classified as short-term borrowings, as it is our intention to re-pay such borrowings within 12 months.

     The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of July 30, 2005, the interest rate on borrowings under the facility was 6.25% for Prime Rate Loans and 4.49% (LIBOR plus 1%) for Eurodollar Rate Loans.

     The amended facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in "Excess Availability" (as defined in the facility agreement), we may be required to maintain a minimum "Fixed Charge Coverage Ratio" (as defined in the facility agreement).

     On August 8, 2005, we repaid the variable rate mortgage note, due March 2006. The principal due on the note was included in "current portion of long-term debt" as of July 30, 2005.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 6.  Stockholders' Equity

                                                                      Twenty-six
                                                                     Weeks Ended
                                                                       July 30,
(Dollars in thousands)                                                   2005
                                                                         ----

Total stockholders' equity, beginning of period .................... $  694,464
Net income .........................................................     69,441
Issuance of common stock (911,636 shares) ..........................      5,007
Tax benefit related to stock plans .................................      2,178
Amortization of deferred compensation expense ......................      2,913
                                                                     ----------
Total stockholders' equity, end of period .......................... $  774,003
                                                                     ==========


Note 7.  Customer Loyalty Card Programs

     We offer various loyalty card programs to our Retail Store segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs we incur in connection with administering these programs as cost of goods sold when incurred. During the thirteen weeks and twenty-six weeks ended July 30, 2005 we recognized revenues of $4,269,000 and $7,431,000, respectively, in connection with our loyalty card programs. During the thirteen weeks and twenty-six weeks ended July 31, 2004 we recognized revenues of $4,182,000 and $7,446,000, respectively, in connection with our loyalty card programs.


Note 8.  Net Income Per Share

                                                 Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                 --------------------   ----------------------
                                                 July 30,    July 31,    July 30,    July 31,
(In thousands)                                     2005        2004        2005        2004
                                                   ----        ----        ----        ----
                                                            (Restated)              (Restated)

Basic weighted average common shares
    outstanding ................................  119,452     115,908     119,219     114,603
Dilutive effect of assumed conversion of
    convertible notes ..........................   15,182      15,182      15,182      15,182
Dilutive effect of stock options and awards ....    1,975       1,913       1,775       1,908
                                                 --------    --------    --------    --------
Diluted weighted average common shares and
    equivalents outstanding ....................  136,609     133,003     136,176     131,693
                                                 ========    ========    ========    ========

Net income ..................................... $ 39,424    $ 27,059    $ 69,441    $ 53,308
Decrease in interest expense from assumed
    conversion of notes, net of income taxes ...    1,128       1,135       2,257       2,269
                                                 --------    --------    --------    --------
Net income used to determine diluted net
    income per share ........................... $ 40,552    $ 28,194    $ 71,698    $ 55,577
                                                 ========    ========    ========    ========

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 8.  Net Income Per Share (Continued)

                                                 Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                 --------------------   ----------------------
                                                 July 30,    July 31,    July 30,    July 31,
(In thousands)                                     2005        2004        2005        2004
                                                   ----        ----        ----        ----
                                                            (Restated)              (Restated)

Options with weighted average exercise price
    greater than market price, excluded
    from computation of net income per share:
    Number of shares (in thousands) ............        0         424          11         428
    Weighted average exercise price per share ..    $0.00       $8.24       $9.10       $8.29


Note 9.  Income Taxes

     The effective income tax rate was 36.7% for the twenty-six weeks ended July 30, 2005, as compared to 35.6% for the twenty-six weeks ended July 31, 2004. The lower effective tax rate for the twenty-six weeks ended July 31, 2004 was primarily the result of finalizing certain prior-year tax audits.

     On October 22, 2004, the President of the United States of America signed into law H.R. 4250, "The American Jobs Creation Act of 2004" (the "Act"), which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company's international operations. The Act permits the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period. These tax benefits are subject to various limitations and, as of July 30, 2005, the U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. We are currently evaluating the effects of the Act, and have not determined the effect, if any, that it will have on our results of operations, but we do not expect the Act to have a significant impact on our financial condition. As of July 30, 2005, our consolidated cash balance included approximately $44,970,000 of cash held by our international operations. We will finalize our analysis before the end of Fiscal 2006.


Note 10.  Asset Securitization

     Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank) which transfers its interest in the receivables to the Charming Shoppes Master Trust (the "Trust") through a special-purpose entity. The Trust is an unconsolidated qualified special purpose entity ("QSPE").

     In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio for approximately $56,600,000 (subject to adjustment). The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility. Prior to purchasing the portfolio, we had a non-recourse agreement, scheduled to expire in March 2005, under which a third party provided an accounts receivable proprietary credit card sales accounts receivable funding facility for the CATHERINES proprietary credit cards. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we gave the requisite notice of our intent to exercise our option to purchase the CATHERINES portfolio upon the expiration of the agreement. The Merchant Services Agreement provided to us the ability to purchase the CATHERINES portfolio at par value. The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $2,000,000, which is included in selling, general, and administrative expenses for the twenty-six weeks ended July 30, 2005.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 10.  Asset Securitization (Continued)

     Subsequent to our acquisition of Crosstown Traders, Inc., we securitized Crosstown's apparel-related catalog proprietary credit card receivables under a new conduit funding facility established with an initial term of one year specifically for funding the Crosstown accounts receivable. The majority of the $50,000,000 in proceeds from the securitization was used to retire Crosstown's debt. Crosstown's credit card receivables are originated in a non-bank program by Crosstown, which transfers its interest in the receivables through a special-purpose entity to an unconsolidated QSPE that is separate and distinct from the Trust.

     The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreements with the QSPEs.


Note 11.  Segment Reporting

     With the acquisition of Crosstown, we now operate in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown catalogs.

     The accounting policies of the segments are generally the same as those described in "Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies" in our January 29, 2005 Annual Report on Form 10-K. Our direct-response advertising production costs are expensed over the estimated revenue stream, generally within one to six months. We use income before interest and taxes excluding unallocated corporate costs to evaluate segment profitability. Corporate costs that are currently allocated to the Retail Stores segment include shared service center costs, information systems and support costs, and warehousing costs. The following financial information for the Direct-to-Consumer segment for the Fiscal 2006 Second Quarter does not include allocation of corporate costs. We expect to include corporate cost allocations for the Direct-to-Consumer segment in the future. Unallocated costs include corporate general and administrative costs, corporate depreciation and amortization, corporate occupancy costs, costs of administering our proprietary credit card operations, interest, taxes, and other non-routine charges. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities, deferred income taxes, and other corporate long-lived assets.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 11.  Segment Reporting (Continued)


     Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

                                           Retail      Direct-to-     Corporate
(in thousands)                             Stores      Consumer(1)    and Other   Consolidated
                                           ------      ----------     ---------   ------------

Thirteen weeks ended July 30, 2005
Net sales ............................. $  638,765    $   49,439    $      156    $  688,360
Depreciation and amortization .........     10,327           277        11,337        21,941
Income before interest and taxes ......     74,594            66        (7,681)       66,979
Interest expense ......................                                 (4,712)       (4,712)
Income tax provision ..................                                (22,843)      (22,843)
Net income ............................     74,594            66       (35,236)       39,424
Capital expenditures ..................     13,939           297         5,460        19,696

Twenty-six weeks ended July 30, 2005
Net sales .............................  1,241,985        49,439           191     1,291,615
Depreciation and amortization .........     20,821           277        20,797        41,895
Income before interest and taxes ......    132,242            66       (14,021)      118,287
Interest expense ......................                                 (8,637)       (8,637)
Income tax provision ..................                                (40,209)      (40,209)
Net income ............................    132,242            66       (62,867)       69,441
Capital expenditures ..................     27,851           297         9,245        37,393

As of July 30, 2005
Total assets .......................... $  762,701    $  300,830    $  570,650    $1,634,181

Thirteen weeks ended July 31, 2004(2)
Net sales ............................. $  611,027                  $      710    $  611,737
Depreciation and amortization .........     12,540                       6,921        19,461
Income before interest and taxes ......     51,382                      (3,695)       47,687
Interest expense ......................                                 (3,880)       (3,880)
Income tax provision ..................                                (16,748)      (16,748)
Net income ............................     51,382                     (24,323)       27,059
Capital expenditures ..................      8,146                       3,840        11,986

Twenty-six weeks ended July 31, 2004(2)
Net sales .............................  1,204,123                         352     1,204,475
Depreciation and amortization .........     25,673                      12,880        38,553
Income before interest and taxes ......    107,258                     (16,752)       90,506
Interest expense ......................                                 (7,763)       (7,763)
Income tax provision ..................                                (29,435)      (29,435)
Net income ............................    107,258                     (53,950)       53,308
Capital expenditures ..................     15,756                       8,129        23,885

--------------------
(1)  From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.

(2) Fiscal 2005 results have been restated - see "Note 2. Restatement of Financial Statements" above.

                     CHARMING SHOPPES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 12.  Impact of Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R" or the "Statement"), a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." The accounting for share-based payments under SFAS No. 123R is similar to the fair value method in SFAS No. 123, except that we will be required to recognize the fair value of share-based payments as compensation expense in our financial statements (pro forma disclosure will no longer be allowed). See "Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies" in our January 29, 2005 Annual Report on Form 10-K.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and may simplify some of the more complex implementation requirements of SFAS No. 123R. In addition, on April 15, 2005, the SEC issued a rule entitled "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment" (the "Rule"). The Rule amends the dates by which SEC registrants are required to comply with the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, we would have been required to adopt SFAS No. 123R as of the beginning of the Fiscal 2006 Third Quarter for options and awards granted after the date of adoption. As a result of adoption of the Rule, we will be required to adopt the provisions of SFAS No. 123R as of the beginning of Fiscal 2007.

     Our adoption of SFAS No. 123R will result in the recognition of additional compensation expense for stock-based compensation in periods subsequent to January 28, 2006. Although we are not able to reliably estimate the nature and amounts of stock-based awards to be issued in future periods, we believe the future impact of adoption of SFAS No. 123R will not be materially different from the pro forma results disclosed in accordance with the provisions of SFAS No.
123. See "Note 1. Condensed Consolidated Financial Statements" above for pro forma disclosure of stock-based compensation expense determined in accordance with the provisions of SFAS No. 123 for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004. We have not yet determined whether we will adopt the modified-prospective-transition method or the modified-retrospective-transition method.


Note 13.  Subsequent Event

     On August 29-30, 2005, hurricane Katrina caused extensive damage to portions of the southeast United States, including areas where certain of our retail stores are located. We carry property and casualty insurance with deductibles on our retail store locations, and we are currently assessing the impact of the hurricane on our stores located within the affected areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management's discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Information on certain critical accounting policies related to segment reporting, revenue recognition, inventories, and deferred advertising followed by Crosstown Traders, Inc. ("Crosstown") (see "RECENT DEVELOPMENTS" below) is included under the caption "CRITICAL ACCOUNTING POLICIES" below. As used in this management's discussion and analysis, the terms "Fiscal 2006" and "Fiscal 2005" refer to our fiscal year ending January 28, 2006 and our fiscal year ended January 29, 2005, respectively. The terms "Fiscal 2006 Second Quarter" and "Fiscal 2005 Second Quarter" refer to the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively. The term "Fiscal 2006 First Quarter" refers to the thirteen weeks ended April 30, 2005. The terms "the Company," "we," "us," and "our" refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.


FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, financing needs or plans, and plans for future operations, as well as assumptions relating to the foregoing. The words "expect," "should," "project," "estimate," "predict," "anticipate," "plan," "believes," and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.

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

o A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

o The women's specialty retail apparel industry is highly competitive and we may be unable to compete successfully against existing or future competitors.

o We may be unable to successfully integrate the operations of Crosstown Traders, Inc. with the operations of Charming Shoppes, Inc. In addition, we cannot assure the successful implementation of our business plan for Crosstown Traders, Inc.

o We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Store or Direct-to-Consumer segments.

o Our business plan is largely dependent upon continued growth in the plus-size women's apparel market, which may not occur.

o We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.

o We depend on our distribution and fulfillment centers, and could incur significantly higher costs and longer lead times associated with distributing our products to our stores and shipping our products to our E-commerce and catalog customers if operations at any of these distribution and fulfillment centers were to be disrupted for any reason.

o We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores and catalogs would be adversely affected.

o We rely significantly on foreign sources of production and face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad. Such risks include (but are not necessarily limited to) political instability; imposition of, or changes in, duties or quotas; trade restrictions; increased security requirements applicable to imports; delays in shipping; increased costs of transportation; and issues relating to compliance with domestic or international labor standards.

o Our Retail Store and Direct-to-Consumer segments experience seasonal fluctuations in net sales and operating income. Any decrease in sales or margins during our peak sales periods, or in the availability of working capital during the months preceding such periods, could have a material adverse effect on our business. In addition, extreme or unseasonable weather conditions may have a negative impact on our sales.

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

o Our Retail Store segment sales are dependent upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future retail store growth is dependent upon the availability of suitable locations for new stores.

o We may be unable to successfully implement our plan to improve merchandise assortments in our Retail Store or Direct-to-Consumer segments.

o The carrying amount and/or useful life of intangible assets related to acquisitions are subject to periodic valuation tests. An adverse change in interest rates or other factors could have a significant impact on the results of the valuation tests, resulting in a write-down of the carrying value or acceleration of amortization of acquired intangible assets.

o We may be unable to manage significant increases in certain costs, including postage and paper, which could adversely affect our results of operations.

o Response rates to our catalogs and access to new customers could decline, which would adversely affect our net sales and results of operations.

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

     See "Item 1. Financial Statements; NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 2. Restatement of Financial Statements" above for the effect of the restatement on our condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 31, 2004.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are discussed in the management's discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Except as indicated below or otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Segment Reporting

     Effective with our acquisition of Crosstown Traders, Inc. (see "RECENT DEVELOPMENTS" below), we operate in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown catalogs. See "Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 11. Segment Reporting" above for further information regarding our segment reporting.

Inventories

     We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis) for our Retail Store segment inventories. For our Direct-to-Consumer segment, we value our merchandise inventories at the lower of cost or market using the average cost method.

Revenue Recognition

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," as amended. Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

     Catalog and E-commerce revenues include shipping and handling fees billed to customers. These revenues are recognized after the following have occurred: execution of the customer's order, authorization of the customer's credit card has been received, and the product has been shipped and received by the customer. We record a reserve for estimated future sales returns based on an analysis of actual returns.

Deferred Advertising Costs

     We accumulate all direct costs incurred in the development, production, and circulation of our direct-mail catalogs on our consolidated balance sheet until such time as the related catalog is mailed. These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, and occupancy expenses over the expected sales realization cycle, generally within one to six months. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.

RECENT DEVELOPMENTS

     On June 2, 2005, we completed our acquisition of Crosstown Traders, Inc. ("Crosstown"), a direct marketer of women's apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

     Crosstown Traders, Inc. operates multiple catalog titles and related websites, with revenues of approximately $460 million for the fiscal year ended January 29, 2005. The majority of Crosstown's revenues are derived from the catalog sales of women's apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown also derives revenues from the catalog sales of food and gifts, the majority of which occur during the fourth quarter of the fiscal year. As a result of the acquisition, our operations will consist of two business segments: the Retail Store segment and the Direct-to-Consumer segment. This acquisition is a major step in our long-term growth strategy of becoming a multi-channel retailer, and we expect it to be accretive to our earnings per share beginning in Fiscal 2006. The acquisition of Crosstown provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment. The development of our Direct-to-Consumer segment is a key step in the preparation for the planned launch of our own catalog for the LANE BRYANT brand in the fall of 2007, when the LANE BRYANT catalog trademark reverts to us.

     Under the terms of the agreement, we paid approximately $218 million in cash for Crosstown and assumed Crosstown's debt of approximately $40.7 million. We also incurred direct costs related to the acquisition of approximately $3.5 million. Subsequent to the acquisition, we securitized Crosstown's apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. The majority of the proceeds from the securitization were used to retire Crosstown's debt.

     We financed the acquisition with approximately $108 million of existing cash and cash equivalents and $110 million of borrowings under our then-existing revolving credit facility. Subsequent to this transaction, we amended our credit facility (see "FINANCING; Revolving Credit Facility" below).

     On August 29-30, 2005, hurricane Katrina caused extensive damage to portions of the southeast United States, including areas where certain of our retail stores are located. We carry property and casualty insurance with deductibles on our retail store locations, and we are currently assessing the impact of the hurricane on our stores located within the affected areas.

RESULTS OF OPERATIONS

     The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

                              Thirteen Weeks Ended     Percentage     Twenty-six Weeks Ended     Percentage
                              --------------------       Change       ----------------------       Change
                              July 30,     July 31,    From Prior     July 30,      July 31,     From Prior
                               2005(1)    2004((2))      Period       2005(1)      2004((2))       Period
                               -------    ---------      ------       -------      ---------       ------
                                          (Restated)                               (Restated)

Net sales....................   100.0%      100.0%        12.5%        100.0%        100.0%          7.2%
Cost of goods sold, buying,
    and occupancy expenses...    67.8        70.5          8.1          67.4          69.2           4.4
Selling, general, and
    administrative expenses..    22.8        21.7         18.1          23.8          23.4           9.4
Income from operations.......     9.4         7.7         37.1           8.8           7.5          26.3
Other income.................     0.3         0.1        423.4           0.4           0.1         516.4
Interest expense.............     0.7         0.6         21.4           0.7           0.6          11.3
Income tax provision.........     3.3         2.7         36.4           3.1           2.4          36.6
Net income...................     5.7         4.4         45.7           5.4           4.4          30.3

--------------------
(1) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

(2)  Results may not add due to rounding.

     The following table shows details of our consolidated total net sales:

                                                    Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                    --------------------       ----------------------
                                                   July 30,      July 31,      July 30,      July 31,
(In millions)                                        2005          2004          2005          2004
                                                     ----          ----          ----          ----

FASHION BUG(R) ................................. $    292.9    $    289.4    $    549.7    $    552.1
LANE BRYANT(R) .................................      252.9         238.6         510.1         484.8
CATHERINES(R) ..................................       93.0          83.0         182.2         167.2
                                                 ----------    ----------    ----------    ----------
Total Retail Store segment sales ...............      638.8         611.0       1,242.0       1,204.1
Total direct-to-consumer segment sales(1) ......       49.4           0.0          49.4           0.0
Corporate and other(2) .........................        0.2           0.7           0.2           0.4
                                                 ----------    ----------    ----------    ----------
Total net sales ................................ $    688.4    $    611.7    $  1,291.6    $  1,204.5
                                                 ==========    ==========    ==========    ==========

--------------------
(1) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

(2)  Revenue related to loyalty card fees.

     The following table shows information related to the change in our consolidated total net sales:

                                              Thirteen Weeks Ended      Twenty-six Weeks Ended
                                              --------------------      ----------------------
                                              July 30,     July 31,     July 30,       July 31,
                                                2005         2004         2005           2004
                                                ----         ----         ----           ----

Retail Store segment
Increase (decrease) in comparable store
    sales(1):
    Consolidated retail stores...............    3%           0%           1%             3%
    FASHION BUG..............................    1            0            0              4
    CATHERINES...............................   10           (6)           7             (4)
    LANE BRYANT..............................    2            3            1              4

Sales from new stores and E-commerce as a
    percentage of total consolidated
    prior-period sales:
    FASHION BUG..............................    2            1            1              1
    CATHERINES...............................    1            1            1              1
    LANE BRYANT..............................    4            2            4              2

Prior-period sales from closed stores as a
    percentage of total consolidated
    prior-period sales:
    FASHION BUG..............................   (2)          (1)          (2)            (2)
    CATHERINES...............................   (1)           0           (1)            (1)
    LANE BRYANT..............................   (1)          (1)          (1)            (1)

Increase in Retail Store segment sales.......    4            1            3              3

Direct-to-Consumer segment
Sales as a percentage of total
    consolidated prior-period sales(2).......    8            -            4              -

Increase in total net sales..................   13            1            7              3

--------------------

(1) Sales from stores in operation during both periods. Stores are added to the comparable store base after 56 weeks of operation.

(2) Includes catalog sales and catalog-related E-commerce sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

     The following table sets forth information with respect to our retail store activity for the first half of Fiscal 2006 and planned store activity for all of Fiscal 2006 (including the first half of Fiscal 2006):

                                FASHION    LANE
                                  BUG     BRYANT    CATHERINES    Total
                                  ---     ------    ----------    -----

Fiscal 2006 Year-to-Date(1):
Stores at January 29, 2005 ....  1,028      722         471       2,221
                                 -----      ---         ---       -----
Stores opened .................      5       16           4          25
Stores closed .................     (6)      (2)         (2)        (10)
                                 -----      ---         ---       -----
Net change in stores ..........     (1)      14           2          15
                                 -----      ---         ---       -----
Stores at July 30, 2005 .......  1,027      736         473       2,236
                                 =====      ===         ===       =====

Stores relocated during period       8       18           9          35

Fiscal 2006:
Planned store openings ........     15    45-50           6       66-71
Planned store closings ........     20       15          15          50
Planned store relocations .....     25       40          17          82

--------------------
(1)  Does not include 3 outlet stores operated by Crosstown Traders, Inc.


Comparison of Thirteen Weeks Ended July 30, 2005 and July 31, 2004

Net Sales

     Consolidated net sales increased from the Fiscal 2005 Second Quarter to the Fiscal 2006 Second Quarter as a result of increased sales across all brands in our Retail Store segment and from the acquisition of Crosstown Traders, Inc. on June 2, 2005 (our Direct-to-Consumer segment) (see "RECENT DEVELOPMENTS" above). The increase in Retail Store segment sales was primarily a result of sales from new LANE BRYANT stores, an increase in comparable retail store sales at our CATHERINES brand, and increases in E-commerce sales at all of our Retail Store brands. We operated 2,236 retail stores in our Retail Store segment as of July 30, 2005, as compared to 2,232 stores as of July 31, 2004. Additionally, Crosstown Traders operated three outlet stores that are included in our Direct-to-Consumer segment.

     Total net sales for the LANE BRYANT brand increased primarily as a result of sales from new stores. In addition, LANE BRYANT experienced increases in both comparable retail store sales and E-commerce sales. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition of products, such as premium denims, with higher price points in the current-year period. Traffic levels in LANE BRYANT's retail stores decreased slightly as compared to the prior-year period.

     FASHION BUG's comparable retail store sales increased slightly, while sales from new stores were offset by reduced sales from closed stores. A higher average dollar sale per transaction, resulting from reduced levels of promotional activity as compared to the prior-year period, was partially offset by weaker store traffic levels during the current-year quarter. Fiscal 2006 Second Quarter sales also benefited from E-commerce operations, which commenced in July 2004.

     CATHERINES' comparable retail store sales for the Fiscal 2006 Second Quarter benefited from improved customer response to the brand's updated merchandise offerings, expansion of the brand's intimate apparel offerings, and increased E-commerce sales. Significantly increased traffic levels during the Fiscal 2006 Second Quarter were partially offset by a decrease in the average dollar sale per transaction as customers purchased fewer items per transaction.

     We offer various loyalty card programs to our Retail Store segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During the Fiscal 2006 Second Quarter and Fiscal 2005 Second Quarter, we recognized revenues of $4.3 million and $4.2 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, and Occupancy

     Consolidated cost of goods sold, buying, and occupancy expenses decreased 2.7% as a percentage of consolidated net sales in the Fiscal 2006 Second Quarter as compared to the Fiscal 2005 Second Quarter, reflecting improved merchandise margins at all brands in our Retail Store segment and leverage on relatively fixed occupancy costs. Consolidated cost of goods sold as a percentage of net sales was 1.1% lower in the Fiscal 2006 Second Quarter as compared to the Fiscal 2005 Second Quarter. For the Retail Store segment, cost of goods sold as a percentage of net sales was 2.3% lower in the Fiscal 2006 Second Quarter as compared to the Fiscal 2005 Second Quarter. The improvement was a result of reduced markdowns and tight controls over inventory levels in the current-year period. Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; and shipping and handling costs associated with our E-commerce and, in the Fiscal 2006 Second Quarter, our direct-to-consumer businesses. Fiscal 2006 Second Quarter cost of goods sold includes amortization of direct-response advertising costs. Net merchandise costs and freight are capitalized as inventory costs.

     Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 1.6% lower in the Fiscal 2006 Second Quarter as compared to the Fiscal 2005 Second Quarter, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs and lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment. For our Retail Store segment, buying and occupancy expenses as a percentage of net sales were 0.8% lower in the Fiscal 2006 Second Quarter as compared to the Fiscal 2005 Second Quarter. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments, warehouses, and fulfillment centers. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores, warehouse and fulfillment center facilities, and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Consolidated selling, general, and administrative expenses increased in the Fiscal 2006 Second Quarter as compared to the Fiscal 2005 Second Quarter, and were 1.1% higher as a percentage of consolidated net sales. The increase was primarily a result of higher expenses related to incentive-based employee compensation and employee benefit programs, additional investments in marketing programs, and the inclusion of Crosstown in the Fiscal 2006 Second Quarter (from the date of acquisition). Selling expenses were positively affected by improved performance of our proprietary credit card operations, which benefited from continued favorable experience in delinquencies during the Fiscal 2006 Second Quarter. Selling expenses for the Fiscal 2006 Second Quarter were 1.7% lower as a percentage of net sales, while general and administrative expenses were 2.8% higher as a percentage of net sales. For our Retail Store segment, selling expenses for the Fiscal 2006 Second Quarter were 0.2% lower as a percentage of net sales, while general and administrative expenses were flat as a percentage of net sales.

Other Income

     Interest income increased $1.4 million from the Fiscal 2005 Second Quarter to the Fiscal 2006 Second Quarter as a result of both higher interest rates and higher levels of invested cash and cash equivalents in the Fiscal 2006 Second Quarter. Other income for the Fiscal 2006 Second Quarter also included a pre-tax gain of $0.2 million from the sale of certain facilities owned by our Hong Kong sourcing operations.

Income Tax Provision

     The effective income tax rate was 36.7% in the Fiscal 2006 Second Quarter, as compared to 38.2% in the Fiscal 2005 Second Quarter. The lower effective tax rate for the Fiscal 2006 Second Quarter was primarily attributable to our ongoing assessment of our tax liabilities.


Comparison of Twenty-six Weeks Ended July 30, 2005 and July 31, 2004

Net Sales

     Consolidated net sales increased from the first half of Fiscal 2005 to the first half of Fiscal 2006 as a result of both an increase in Retail Store segment sales and the addition of the Direct-to-Consumer segment in Fiscal 2006.

     For our Retail Store segment, the increase in net sales from the first half of Fiscal 2005 to the first half of Fiscal 2006 was primarily the result of sales from new LANE BRYANT stores, an increase in comparable retail store sales at our CATHERINES brand, and increases in E-commerce sales across all Retail Store brands. Direct-to-Consumer segment net sales in the first half of Fiscal 2006 resulted from the acquisition of Crosstown on June 2, 2005 (see "RECENT DEVELOPMENTS" above).

     Total net sales for the LANE BRYANT brand increased as the result of sales from new retail stores, an increase in E-commerce sales, and a 1% increase in comparable retail store sales. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition of products, such as premium denims, with higher price points in the current-year period. Traffic levels in LANE BRYANT's retail stores decreased slightly as compared to the prior-year period.

     FASHION BUG's comparable retail store sales were flat, while reduced sales from closed stores more than offset sales from new stores. A higher average dollar sale per transaction, resulting from reduced levels of promotional activity, was offset by reduced traffic levels. FASHION BUG sales for the first half of Fiscal 2006 benefited from E-commerce operations, which commenced in July 2004.

     CATHERINES' comparable retail store sales for the first half of Fiscal 2006 benefited from improved customer response to the brand's updated merchandise offerings, expansion of the brand's intimate apparel offerings, and increased E-Commerce sales. Significantly increased traffic levels during the current-year period were partially offset by a slight decrease in the average dollar sale per transaction, as customers purchased slightly fewer items per transaction.

     During the first half of Fiscal 2006 and the first half of Fiscal 2005, we recognized revenues of $7.4 million and $7.4 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, and Occupancy

     Consolidated cost of goods sold, buying, and occupancy expenses decreased 1.8% as a percentage of consolidated net sales from the first half of Fiscal 2005 to the first half of Fiscal 2006, reflecting improved merchandise margins at all brands in our Retail Store segment and particularly at our LANE BRYANT and CATHERINES brands, and leverage on relatively fixed occupancy costs. Consolidated cost of goods sold as a percentage of net sales was 0.8% lower in the first half of Fiscal 2006 as compared to the first half of Fiscal 2005 as a result of reduced markdowns and tight controls over inventory levels in the current-year period. For our Retail Store segment, cost of goods sold as a percentage of net sales was1.6% lower in the first half of Fiscal 2006 as compared to the first half of Fiscal 2005. Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; and shipping and handling costs associated with our E-commerce and, in the first half of Fiscal 2006, our direct-to-consumer businesses. Cost of goods sold for the first half of Fiscal 2006 includes amortization of direct-response advertising costs. Net merchandise costs and freight are capitalized as inventory costs.

     Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 1.0% lower in the first half of Fiscal 2006 as compared to the first half of Fiscal 2005, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs and lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment. For our Retail Store segment, buying and occupancy expenses as a percentage of net sales were 0.5% lower in the first half of Fiscal 2006 as compared to the first half of Fiscal 2005. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments, warehouses, and fulfillment centers. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores, warehouse and fulfillment center facilities, and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

     Consolidated selling, general, and administrative expenses were 0.4% higher as a percentage of net sales for the first half of Fiscal 2006. The increase was primarily a result of higher expenses related to incentive-based employee compensation and employee benefit programs, additional investments in marketing programs, and the inclusion of Crosstown in the first half of Fiscal 2006 (from the date of acquisition). Selling expenses were positively affected by leverage on the increase in consolidated net sales and improved performance of our proprietary credit card operations, which benefited from the acquisition of the CATHERINES credit card portfolio in the Fiscal 2006 First Quarter as well as continued favorable experience in delinquencies during the first half of Fiscal 2006. Our previous Merchant Services Agreement provided us with the ability to purchase the CATHERINES portfolio at par value, and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $2 million, which is included in selling expenses for the first half of Fiscal 2006. Selling expenses for the first half of Fiscal 2006 were 1.3% lower as a percentage of sales, while general and administrative expenses were 1.7% higher as a percentage of net sales. For our Retail Store segment, selling expenses for the first half of Fiscal 2006 were 0.1% higher as a percentage of net sales as compared to the first half of Fiscal 2005, while general and administrative expenses were 0.2% higher as a percentage of net sales.

Other Income

     Interest income increased $2.6 million from the first half of Fiscal 2005 to the first half of Fiscal 2006 as a result of both higher interest rates and higher levels of invested cash and cash equivalents in the first half of Fiscal 2006. Other income for the first half of Fiscal 2006 also included a pre-tax gain of $1.4 million from the sales of certain facilities owned by our Hong Kong sourcing operations.

Income Tax Provision

     The effective income tax rate was 36.7% in the first half of Fiscal 2006, as compared to 35.6% in the first half of Fiscal 2005. The lower effective tax rate for the first half of Fiscal 2005 was primarily a result of finalizing certain prior-year tax audits.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

                                                    July 30,         January 29,
(Dollars in millions)                                 2005              2005
                                                      ----              ----

Cash and cash equivalents.....................       $231.4            $273.0
Working capital...............................       $388.1            $414.0
Current ratio.................................          1.8               2.4
Long-term debt to equity ratio................         31.8%             30.0%

     Our net cash provided by operating activities increased by $21.9 million to $136.1 million for the first half of Fiscal 2006, as compared to $114.2 million for the first half of Fiscal 2005. The increase was primarily attributable to a $16.1 million increase in net income and a $3.8 million increase in net cash provided by operating assets and liabilities. Our net investment in inventories increased by $32.1 million in the first half of Fiscal 2006 as compared to the first half of Fiscal 2005, primarily a result of the growth in new stores, growth in Direct-to-Consumer inventories, and the introduction of new premium apparel at our LANE BRYANT brand, as well as a normal seasonal build-up. Net cash provided by other operating assets and liabilities increased by $35.9 million. During the first half of Fiscal 2005, increases in certain advances related to our securitization program resulted in an increase in cash used for prepaid expenses.

Acquisition

     During the Fiscal 2006 Second Quarter, we completed the acquisition of Crosstown Traders, Inc. (see "RECENT DEVELOPMENTS" above for further details of the acquisition).

     Under terms of the agreement, we paid approximately $218 million in cash for Crosstown and assumed Crosstown's debt of approximately $40.7 million. We also incurred direct costs related to the acquisition of approximately $3.5 million. Subsequent to the acquisition, we securitized Crosstown's apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. The majority of the proceeds from the securitization were used to retire Crosstown's debt.

     We financed the acquisition with approximately $108 million of existing cash and cash equivalents and $110 million of borrowings under our then-existing revolving credit facility. Of the $110 million of borrowings, $60 million have been classified as short-term borrowings, as it is our intention to re-pay such borrowings within 12 months. Subsequent to this transaction, we amended our credit facility (see "FINANCING; Revolving Credit Facility" below).

Capital Expenditures

     Our capital expenditures were $37.4 million during the first half of Fiscal 2006. During the remainder of Fiscal 2006, we anticipate incurring additional capital expenditures of approximately $55 - $70 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements in information technology. We expect to finance these additional capital expenditures primarily through internally-generated funds.

Dividends

     We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Our existing revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after the payment of such dividends.

Off-Balance-Sheet Financing

     Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank), which transfers its interest in the receivables to the Charming Shoppes Master Trust (the "Trust") through a special-purpose entity. The Trust is an unconsolidated qualified special purpose entity ("QSPE"). Our Crosstown Traders catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown, are originated in a non-bank program by Crosstown, which transfers its interest in the receivables through a special-purpose entity to a separate and distinct unconsolidated QSPE. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPE makes principal payments to the parties that have entered into the securitization agreement with the QSPE.

     As of July 30, 2005, the QSPEs had the following securitization facilities outstanding:

(Dollars in millions)               Series 1999-2    Series 2002-1      Series 2004      Series 2004-1     2005-RPA(1)
                                    -------------    -------------      -----------      -------------     -----------

Date of facility.................     May 1999       November 2002     January 2004       August 2004       May 2005
Type of facility.................      Conduit           Term            Conduit              Term            Conduit
Maximum funding..................       $50.0           $100.0            $50.0              $180.0           $55.0
Funding as of July 30, 2005......       $31.8           $100.0             $0.0              $180.0           $50.0
First scheduled principal payment  Not applicable    August 2007      Not applicable      April 2009     Not applicable
Expected final principal payment. Not applicable(2)    May 2008      Not applicable(2)    March 2010    Not applicable(2)
Renewal..........................      Annual       Not applicable       Annual         Not applicable       Annual

--------------------
(1)  Receivables Purchase Agreement

(2) Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series and 2005-RPA generally begin amortizing 364 days after the start of the purchase commitment by the series purchaser currently in effect.

     We used $56.6 million of funds from our securitization facilities, including a portion of the proceeds available from Series 2004-1, to fund the acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below).

     As these credit card receivables securitizations reach maturity, we plan to obtain funding for the proprietary credit card programs through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

     We securitized $191.5 million of private label credit card receivables in the Fiscal 2006 Second Quarter and had $358.0 million of securitized credit card receivables outstanding as of July 30, 2005. We held certificates and retained interests in our securitizations of $71.3 million as of July 30, 2005, which were generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE's eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

     Charming Shoppes Receivables Corp. ("CSRC"), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities ("SPEs") created for the securitization program. As of July 30, 2005, the SPEs held $11.0 million of QSPE certificates and retained interests of $15.6 million (which are included in the $92.7 million of short-term available-for-sale securities we held at July 30, 2005). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC's retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of July 30, 2005, we were in compliance with these performance standards and as a result there were no reallocated collections from failure to meet these financial performance standards.

     In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of July 30, 2005, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and Trust investors have no other recourse to us.

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

     We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT brand. The facility expires in October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT's proprietary credit card accounts. Upon termination of this agreement, we have the right to purchase the receivables portfolio at book value from the third party.

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


FINANCING

Revolving Credit Facility

     On July 28, 2005, we amended our existing $300 million revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500 million. The amended facility expires on July 28, 2010. As of July 30, 2005, we had an aggregate total of $3.6 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

     The amended facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in "Excess Availability" (as defined in the facility agreement), we may be required to maintain a minimum "Fixed Charge Coverage Ratio" (as defined in the facility agreement). As of July 30, 2005, we were not in violation of any of the covenants included in the facility.

     The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of July 30, 2005, the interest rate on borrowings under the facility was 6.25% for Prime Rate Loans and 4.49% for Eurodollar Rate Loans.

     Subsequent to the end of the Fiscal 2006 Second Quarter, we repaid a variable rate mortgage note, due March 2006, for $5.4 million plus accrued interest. The principal due on the note was included in "current portion of long-term debt" on our consolidated balance sheet as of July 30, 2005.

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


MARKET RISK

     We manage our FASHION BUG, CATHERINES, and catalog proprietary credit card programs through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs. The finance charges on most of our FASHION BUG proprietary credit card accounts are billed using a floating-rate index (the Prime rate), subject to a floor and limited by legal maximums. The finance charges on most of our CATHERINES and catalog proprietary credit card accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime rate. Additionally, as of July 30, 2005, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate hedge agreements with respect to $161.1 million of Series 2004-1certificates and $89.5 million of Series 2002-1 fixed-rate certificates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2006, an increase of approximately $297 thousand in selling, general, and administrative expenses would result.

     As of July 30, 2005, there were $110 million of borrowings outstanding under our revolving credit facility. Such borrowings are exposed to variable interest rates. A one percentage point change in market interest rates would result in a corresponding change of approximately $1.1 million per annum in our interest expense and cash flows.

     We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     See "Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 12. Impact of Recent Accounting Pronouncements" above.

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

     As a result of our June 2005 acquisition of Crosstown Traders, Inc. ("Crosstown"), we expanded our disclosure controls and procedures, including certain of our internal controls over financial reporting, to include the consolidation of Crosstown's financial position and results of operations, as well as acquisition-related accounting and disclosures. As we continue with the integration of Crosstown and the migration of certain Crosstown processes to our existing processes, we are evaluating and modifying, as necessary, their internal control over financial reporting. Other than changes arising out of this acquisition, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Recent Sales of Unregistered Securities

     On June 2, 2005, we granted restricted stock units and performance shares to certain individuals employed by Crosstown Traders, Inc. ("Crosstown"), a wholly-owned subsidiary of the Company that was acquired on June 2, 2005. The restricted stock units and/or performance shares were granted as an inducement to such individuals' entering into an employment agreement with the Company or continuing their employment following our acquisition of Crosstown. Each restricted stock unit represents the right to receive one share of our Common Stock, $.10 par value at the end of a vesting period. Each of the restricted stock units and performance shares were granted without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).

     Steven A. Lightman, President of Crosstown, received 45,000 restricted stock units (that vest, subject to forfeiture, one-third for each of the first three years of service) and 30,000 performance shares of Common Stock (that vest upon the Company's attainment of specified performance targets over a three-year performance period ending in Fiscal 2008). In addition, an aggregate of 105,500 restricted stock units (that vest, subject to forfeiture, one-third on the third, fourth, and fifth anniversaries of the grant date) were awarded to other individuals employed by Crosstown. No cash consideration will be received for the stock units and/or performance shares. The aggregate fair market value of the shares on the date of grant was $1,679,000 ($9.30 per share).

     The grant or issuance of the restricted stock units and/or performance shares need not be registered under the Securities Act of 1933, as amended (the "1933 Act"), because they did not constitute a "sale" or "offer to sell" within the meaning of Section 2(3) of the 1933 Act or, alternatively, because they were exempt transactions pursuant to Section 4(2) of the 1933 Act.

     (b) Not Applicable

     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                         Total               Maximum
                                                         Number             Number of
                                                       of Shares           Shares that
                           Total                      Purchased as         May Yet be
                          Number       Average      Part of Publicly        Purchased
                         of Shares    Price Paid    Announced Plans      Under the Plans
        Period           Purchased    per Share     or Programs(2)        or Programs(2)
        ------           ---------    ---------     --------------        --------------

May 1, 2005 through
    May 28, 2005........  1,069(1)      $7.43               -                    -
May 29, 2005 through
    July 2, 2005........      -             -               -                    -
July 3, 2005 through
    July 30, 2005.......      -             -               -                    -
                          -----         -----
Total...................  1,069         $7.43               -                    -
                          =====         =====

--------------------
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.

(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of July 30, 2005, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the three months ended July 30, 2005. The repurchase programs have no expiration date.


Item 4.  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on June 23 2005.

     Dorrit J. Bern and Alan Rosskamm were nominated for election, in our Proxy Statement, to serve three-year terms as Class C Directors. The total number of shares represented at the Annual Meeting were 112,290,017 shares, representing 93.7% of the total number of shares outstanding as of the close of business on May 4, 2005 (the record date fixed by the Board of Directors). The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Class C Directors nominated:

          Name                    Votes For               Votes Withheld
          ----                    ---------               --------------
     Dorrit J. Bern              109,723,683                 2,566,334
     Alan Rosskamm               111,588,568                   701,449

Item 6.  Exhibits

     The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

 2.1 Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners (BHCA), L.P., as the Sellers' Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005. (Exhibit 2.1).

 3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).

 3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).

10.1 The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

10.2 Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (Exhibit 10.1).

10.3 Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (Exhibit 10.2).

10.4 Charming Shoppes, Inc. Performance Share Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A. Lightman.

10.5 Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A Lightman.

10.6 Form of Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and certain employees of Crosstown Traders, Inc..

10.7 Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank, and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005. (Exhibit 99).

10.8 Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005 among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclay's Bank PLC as Administrator.

10.9 Letter Agreement dated as of May 18, 2005 amending the Certificate Purchase Agreement dated as of January 21, 2004 among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as Conduit Purchaser, and Barclays Bank PLC, as Administrator.

10.10 Amendment and Joinder Agreement, dated as of June 2, 2005, by Crosstown Traders, Inc. and Other Crosstown Companies in favor of Wachovia Bank National Association as Agent for Lenders and financial institutions from time to time parties to the Amended and Restated Loan and Security Agreement, dated January 29, 2004.

10.11 Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company's subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (Exhibit 10.1).

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


                                           CHARMING SHOPPES, INC.
                                           ----------------------
                                           (Registrant)


Date:      September 6, 2005               /S/ DORRIT J. BERN
                                           ------------------
                                           Dorrit J. Bern
                                           Chairman of the Board
                                           President and Chief Executive Officer


Date:      September 6, 2005               /S/ ERIC M. SPECTER
                                           -------------------
                                           Eric M. Specter
                                           Executive Vice President
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit No.   Item

      2.1 Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners
              (BHCA), L.P., as the Sellers' Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005. (Exhibit 2.1).

      3.1 Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).

      3.2 Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).

     10.1 The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, incorporated by reference to Appendix B of the Registrant's Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

     10.2 Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (Exhibit 10.1).

     10.3 Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (Exhibit 10.2).

     10.4 Charming Shoppes, Inc. Performance Share Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A. Lightman.

     10.5 Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A Lightman.

     10.6 Form of Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and certain employees of Crosstown Traders, Inc..

     10.7 Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank,and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005. (Exhibit 99).

     10.8 Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005 among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclay's Bank PLC as Administrator.

     10.9 Letter Agreement dated as of May 18, 2005 amending the Certificate Purchase Agreement dated as of January 21, 2004 among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as Conduit Purchaser, and Barclays Bank PLC, as Administrator.

    10.10 Amendment and Joinder Agreement, dated as of June 2, 2005, by Crosstown Traders, Inc. and Other Crosstown Companies in favor of Wachovia Bank National Association as Agent for Lenders and financial institutions from time to time parties to the Amended and Restated Loan and Security Agreement, dated January 29, 2004.

    10.11 Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company's subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (Exhibit 10.1).

     31.1 Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.