Form 10-Q
period 2005-10-29
CHARMING SHOPPES INC
filed 2005-12-05
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-07258

CHARMING SHOPPES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1721355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 WINKS LANE, BENSALEM, PA 19020	(215) 245-9100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share), as of December 1, 2005, was 121,344,205 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29,	January 29,
(Dollars in thousands, except share amounts)	2005	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$151,676	$273,049
Available-for-sale securities	86,465	52,857
Merchandise inventories	474,484	285,120
Deferred advertising	29,128	0
Deferred taxes	32,489	15,500
Prepayments and other	93,934	86,382
Total current assets	868,176	712,908

Property, equipment, and leasehold improvements - at cost	863,287	786,028
Less accumulated depreciation and amortization	511,885	465,365
Net property, equipment, and leasehold improvements	351,402	320,663

Trademarks and other intangible assets	248,908	169,818
Goodwill	153,651	66,666
Available-for-sale securities	240	240
Other assets	40,928	33,476
Total assets	$1,663,305	$1,303,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$50,000	$0
Accounts payable	188,879	127,819
Accrued expenses	210,823	154,681
Income taxes payable	13,000	0
Current portion - long-term debt	15,249	16,419
Total current liabilities	477,951	298,919

Deferred taxes and other non-current liabilities	152,443	101,743
Long-term debt	245,227	208,645

Stockholders’ equity
Common Stock $.10 par value:
Authorized - 300,000,000 shares
Issued - 133,177,902 shares and 132,063,290 shares, respectively	13,318	13,206
Additional paid-in capital	269,059	249,485
Treasury stock at cost - 12,265,993 shares	(84,136)	(84,136)
Deferred employee compensation	(15,382)	(8,715)
Accumulated other comprehensive loss	(2)	0
Retained earnings	604,827	524,624
Total stockholders’ equity	787,684	694,464
Total liabilities and stockholders’ equity	$1,663,305	$1,303,771

See Notes to Condensed Consolidated Financial Statements

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	October 29,	October 30,
(In thousands, except per share amounts)	2005	2004
		(Restated)

Net sales	$663,322	$541,759

Cost of goods sold, buying, catalog, and occupancy expenses	461,451	378,533
Selling, general, and administrative expenses	181,275	149,769
Expenses related to cost reduction plan	0	605
Total operating expenses	642,726	528,907

Income from operations	20,596	12,852

Other income	1,754	783
Interest expense	(4,797)	(3,876)

Income before income taxes	17,553	9,759
Income tax provision	6,791	3,406

Net income	10,762	6,353

Other comprehensive (loss)/income, net of tax
Unrealized (losses)/gains on available-for-sale securities, net of income tax benefit/(provision) of $1 in 2005 and ($49) in 2004	(2)	77
Reclassification of amortization of deferred loss on termination of derivative, net of income tax benefit of $6 in 2004	0	11
Total other comprehensive (loss)/income, net of tax	(2)	88

Comprehensive income	$10,760	$6,441

Basic net income per share	$.09	$.05

Diluted net income per share	$.09	$.05

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	October 29,	October 30,
(In thousands, except per share amounts)	2005	2004
		(Restated)

Net sales	$1,954,937	$1,746,234

Cost of goods sold, buying, catalog, and occupancy expenses	1,331,761	1,211,820
Selling, general, and administrative expenses	489,280	431,260
Expenses related to cost reduction plan	0	605
Total operating expenses	1,821,041	1,643,685

Income from operations	133,896	102,549

Other income	6,741	1,592
Interest expense	(13,434)	(11,639)

Income before income taxes	127,203	92,502
Income tax provision	47,000	32,841

Net income	80,203	59,661

Other comprehensive (loss)/income, net of tax
Unrealized (losses)/gains on available-for-sale securities, net of income tax benefit/(provision) of $1 in 2005 and ($147) in 2004	(2)	230
Reclassification of amortization of deferred loss on termination of derivative, net of income tax benefit of $69 in 2004	0	128
Total other comprehensive (loss)/income, net of tax	(2)	358

Comprehensive income	$80,201	$60,019

Basic net income per share	$.67	$.52

Diluted net income per share	$.61	$.48

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 29,	October 30,
(In thousands)	2005	2004
		(Restated)
Operating activities
Net income	$80,203	$59,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,036	57,681
Deferred income taxes	(4,420)	3,536
Tax benefit related to stock plans	2,365	4,187
Net (gain)/loss from disposition of capital assets	(785)	646
Gain from securitization of Catherines portfolio	(759)	0
Loss on sales of available-for-sale securities	0	185
Changes in operating assets and liabilities:
Merchandise inventories	(118,126)	(68,960)
Accounts payable	48,691	31,467
Deferred advertising	(17,249)	0
Prepayments and other	8,902	(19,649)
Accrued expenses and other	28,183	18,862
Income taxes payable	8,963	828
Net cash provided by operating activities	101,004	88,444

Investing activities
Investment in capital assets	(68,177)	(42,078)
Proceeds from sales of capital assets	2,432	0
Proceeds from sales of available-for-sale securities	17,714	45,571
Gross purchases of available-for-sale securities	(51,325)	(30,887)
Acquisition of Crosstown Traders, Inc., net of cash acquired	(256,702)	0
Purchase of Catherines receivables portfolio	(56,582)	0
Securitization of Catherines receivables portfolio	56,582	0
Securitization of Crosstown apparel-related receivables	50,000	0
Increase in other assets	(2,455)	(5,610)
Net cash used by investing activities	(308,513)	(33,004)

Financing activities
Proceeds from short-term borrowings	261,311	150,298
Repayments of short-term borrowings	(211,311)	(150,298)
Proceeds from long-term borrowings	50,000	13,098
Repayments of long-term borrowings	(18,480)	(12,813)
Payments of deferred financing costs	(1,371)	(350)
Proceeds from issuance of common stock	5,987	23,722
Net cash provided by financing activities	86,136	23,657

Increase (decrease) in cash and cash equivalents	(121,373)	79,097
Cash and cash equivalents, beginning of period	273,049	123,781
Cash and cash equivalents, end of period	$151,676	$202,878

Non-cash financing and investing activities
Equipment acquired through capital leases	$3,892	$5,399

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

We have prepared our condensed consolidated balance sheet as of October 29, 2005, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004, and our condensed consolidated statements of cash flows for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 without audit. In our opinion, we have made all adjustments (which, except for the restatement discussed in Note 2 below, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 29, 2005 Annual Report on Form 10-K. As a result of our acquisition of Crosstown Traders, Inc. (“Crosstown”) (see “Note 3. Acquisition of Crosstown Traders, Inc.” below), the following information on accounting policies related to segment reporting, revenue recognition, inventories, and deferred advertising has been updated to reflect certain critical accounting policies followed by Crosstown. The results of operations for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the terms “Fiscal 2006” and “Fiscal 2005” refer to our fiscal year ending January 28, 2006 and our fiscal year ended January 29, 2005, respectively. The term “Fiscal 2007” refers to our fiscal year ending February 3, 2007. The terms “Fiscal 2006 Third Quarter” and “Fiscal 2005 Third Quarter” refer to the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. The terms “Fiscal 2006 Fourth Quarter” and “Fiscal 2005 Fourth Quarter” refer to the thirteen weeks ending January 28, 2006 and the thirteen weeks ended January 29, 2005, respectively. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

Segment Reporting

Effective with our acquisition of Crosstown, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown catalogs. See “Note 11. Segment Reporting” below for further information regarding our segment reporting.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in the Financial Statements,” as amended. Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Revenue Recognition (Continued)

Catalog and E-commerce revenues include shipping and handling fees billed to customers. These revenues are recognized after the following have occurred: the customer’s order has been executed; authorization of the customer’s credit card has been received; and the product has been shipped to and received by the customer. We record a reserve for estimated future sales returns based on an analysis of actual returns. In addition, we record a reserve for estimated sales shipped but not yet received by customers. A change in our actual rates of sales returns and/or days it takes for customers to receive our products would affect the level of revenue recognized.

Inventories

We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis) for our Retail Stores and our Direct-to-Consumer segment inventories.

Deferred Advertising (Catalog)

With the exception of direct-response advertising, we expense advertising costs when the related event takes place. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” we accumulate all direct costs incurred in the development, production, and circulation of our direct-mail catalogs on our consolidated balance sheet until such time as the related catalog is mailed. These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, catalog, and occupancy expenses over the expected sales realization cycle, generally within one to six months. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors.  We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.

Cash Consideration Received from Vendors

We account for cash consideration received from vendors in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Accordingly, cash consideration received from vendors is recognized when the related merchandise is sold.

Stock-based Compensation

We account for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. We amortize deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant on a straight-line basis over the vesting period of the award or option. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation:”

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands, except per share amounts)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(Restated)		(Restated)

Net income as reported	$10,762	$6,353	$80,203	$59,661
Add stock-based employee compensation using intrinsic value method, net of income taxes	1,140	317	3,033	1,081
Less stock-based employee compensation using fair value method, net of income taxes	(1,159)	(982)	(3,323)	(2,780)
Pro forma net income	$10,743	$5,688	$79,913	$57,962

Basic net income per share:
As reported	$.09	$.05	$.67	$.52
Pro forma	.09	.05	.67	.50
Diluted net income per share:
As reported	.09	.05	.61	.48
Pro forma	.09	.05	.61	.46

Note 2. Restatement of Financial Statements

In the Fiscal 2005 Fourth Quarter, we restated our financial statements for the prior quarters of Fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. See “Item 8. Financial Statements and Supplementary Data; Note 2. Restatement of Financial Statements” of our Report on Form 10-K for the fiscal year ended January 29, 2005 for additional information.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Restatement of Financial Statements (Continued)

As a result of the restatement, we record construction allowances as a deferred rent liability on our consolidated balance sheets rather than as a reduction of the cost of leasehold improvements, and recognize construction allowances as an operating activity on our consolidated statements of cash flows rather than as a reduction of our investment in capital assets. In addition, we amortize construction allowances over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense, commencing on the date we take possession of the leased space for construction purposes. The lease term we use to record straight-line rent expense and depreciation of leasehold improvements includes lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. We depreciate leasehold improvements over the shorter of the lease term or the assets’ estimated useful lives. The lease terms we use to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as “rent holidays”), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements, which are included in “cost of goods sold, buying, catalog, and occupancy expenses” on the consolidated statements of operations and comprehensive income.

The effects of the restatement on our condensed consolidated financial statements, as previously reported in our Fiscal 2005 Form 10-K, are summarized as follows:

	Thirteen Weeks Ended October 30, 2004
	As Previously		As
(In thousands, except per share amounts)	Reported	Adjustments	Restated

Condensed Consolidated Statement of Operations:
Cost of goods sold, buying, catalog, and occupancy expenses	$377,457	$1,076	$378,533
Income tax provision	3,803	(397)	3,406
Net income	7,032	(679)	6,353
Basic net income per share	$.06	$(.01)	$.05
Diluted net income per share	.06	(.01)	.05

	Thirty-nine Weeks Ended October 30, 2004
	As Previously		As
(In thousands, except per share amounts)	Reported	Adjustments	Restated

Condensed Consolidated Statement of Operations:
Cost of goods sold, buying, catalog, and occupancy expenses	$1,208,592	$3,228	$1,211,820
Income tax provision	34,032	(1,191)	32,841
Net income	61,698	(2,037)	59,661
Basic net income per share	$.53	$(.01)	$.52
Diluted net income per share	.49	(.01)	.48

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Restatement of Financial Statements (Continued)

	Thirty-nine Weeks Ended October 30, 2004
	As Previously		As
(In thousands)	Reported(1)	Adjustments	Restated

Condensed Consolidated Statement of Cash Flows:
Operating activities:
Net income	$61,698	$(2,037)	$59,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,426	6,255	57,681
Deferred income taxes	4,727	(1,191)	3,536
Changes in operating assets and liabilities:
Accrued expenses and other	14,987	3,875	18,862
Net cash provided by operating activities	81,542	6,902	88,444

Investing activities:
Investment in capital assets	(35,176)	(6,902)	(42,078)
Net cash used by investing activities	(26,102)	(6,902)	(33,004)
___________________
(1) Certain amounts have been reclassified to conform to the current-year presentation.

Note 3. Acquisition of Crosstown Traders, Inc.

On June 2, 2005, we acquired 100% of the outstanding stock of Crosstown Traders, Inc. ("Crosstown"), a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

Crosstown Traders, Inc. operates multiple catalog titles and related websites, with revenues of approximately $460 million for the fiscal year ended January 29, 2005. The majority of Crosstown’s revenues are derived from the catalog sales of women’s apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown also derives revenues from the catalog sales of food and gifts, the majority of which occur during the fourth quarter of the fiscal year. The acquisition of Crosstown provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which will include our catalog and catalog-related E-commerce sales distribution channels.

Under the terms of the agreement, we paid $218,015,000 in cash for Crosstown and assumed Crosstown’s debt of $40,728,000. We also incurred direct costs related to the acquisition (primarily advisory, legal, and statutory fees) of approximately $3,774,000. Subsequent to the acquisition, we securitized Crosstown’s apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. The majority of the proceeds of approximately $50,000,000 from the securitization were used to retire Crosstown’s debt.

We financed the acquisition with $108,015,000 of our existing cash and cash equivalents and $110,000,000 of borrowings under our then-existing revolving credit facility. Subsequent to the acquisition, we amended our credit facility (see "Note 5. Short-term Borrowings and Long-term Debt" below).

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the acquired trademarks, tradenames, and internet domain names will not be amortized, but will be subject to annual reviews for impairment or for indicators of a limited useful life. Other intangible assets acquired, consisting of Crosstown customer relationships, are being amortized over their estimated useful life of four years.

The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired will be allocated to goodwill. In accordance with the requirements of SFAS No. 142, the goodwill will not be amortized, but will be subject to an annual review for impairment.

The preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Crosstown Traders is as follows:

Purchase
Price
(In thousands)	Allocation

Fair value of assets acquired	$177,256
Fair value of liabilities acquired	(56,598)
Intangible assets subject to amortization	10,700
Intangible assets not subject to amortization	70,000
Deferred tax effect of acquisition	(25,826)
Goodwill	86,985
Total purchase price	$262,517

Contemporaneous with the completion of the acquisition, we started preparing a formal integration plan. Management’s plans are preliminary, and may include exiting or consolidating certain activities of Crosstown, lease terminations and unfavorable contract costs, severance, and certain other exit costs. Upon completion of our plans, we anticipate that expenses may total approximately $5,000,000. As such, this amount has been recorded as a component of the purchase price of the acquisition in accordance with EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Acquisition of Crosstown Traders, Inc. (Continued)

The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of Crosstown as if the acquisition had occurred on January 31, 2004. The pro forma information includes adjustments having a continuing impact on our consolidated results of operations as a result of using the purchase method of accounting for the acquisition. These adjustments consist of: additional depreciation of fair value adjustments for property, equipment, and leasehold improvements; amortization of the fair value of customer relationships acquired; additional interest expense from borrowings incurred to finance the acquisition and amortization of deferred financing costs related to amending our credit facility; reduced interest expense from the repayment of Crosstown’s debt; and a reduction in interest income from the use of cash and cash equivalents to fund a portion of the acquisition cost.

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

Unaudited pro forma results of operations:

	Thirteen
	Weeks Ended	Thirty-nine Weeks Ended
	October 30,	October 29,	October 30,
(In thousands, except per share amounts)	2004	2005	2004
	(Restated)		(Restated)

Net sales	$628,702	$2,103,952	$2,032,800
Net income	6,048	77,150	57,948

Net income per share:
Basic	$.05	$.65	$.50
Diluted	.05	.59	.46

Note 4. Trademarks and Other Intangible Assets

	October 29,	January 29,
(In thousands)	2005	2005

Trademarks, tradenames, and internet domain names	$238,800	$168,800
Customer lists, customer relationships, and covenant not to compete	14,000	3,300
Total at cost	252,800	172,100
Less accumulated amortization of customer lists, customer relationships, and covenant not to compete	3,892	2,282
Net trademarks and other intangible assets	$248,908	$169,818

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Short-term Borrowings and Long-term Debt

	October 29,	January 29,
(In thousands)	2005	2005

Short-term borrowings
Revolving credit facility	$50,000	$0

Long-term debt
4.75% Senior Convertible Notes, due June 2012	$150,000	$150,000
Revolving credit facility	50,000	0
Capital lease obligations	27,871	34,825
6.07% mortgage note, due October 2014	12,404	12,821
6.53% mortgage note, due November 2012	9,800	10,850
7.77% mortgage note, due December 2011	9,183	9,564
Variable rate mortgage note, due March 2006	0	5,605
Other long-term debt	1,218	1,399
Total long-term debt	260,476	225,064
Less current portion	15,249	16,419
Long-term debt	$245,227	$208,645

On July 28, 2005, we amended our existing $300,000,000 revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility agreement provides for a revolving credit facility with a maximum availability of $375,000,000, subject to certain limitations as defined in the facility agreement, and provides that up to $300,000,000 of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500,000,000. The amended facility agreement expires on July 28, 2010. In connection with the amendment, we capitalized approximately $1,371,000 of fees that are being amortized on a straight-line basis over the life of the amended facility agreement. Of the $110,000,000 borrowed under the facility in connection with the acquisition of Crosstown Traders, Inc. (see “Note 3. Acquisition of Crosstown Traders, Inc.” above), $10,000,000 has been repaid and $50,000,000 of borrowings has been classified as short-term borrowings, as it is our intention to re-pay such borrowings within 12 months.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of October 29, 2005, the applicable rates on borrowings under the facility were 6.75% for Prime Rate Loans and 5.07% (LIBOR plus 1%) for Eurodollar Rate Loans. All borrowings outstanding under the facility as of October 29, 2005 were Eurodollar Rate Loans, with a weighted-average interest rate of 4.81% (LIBOR plus 1%).

The amended facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement).

On August 8, 2005, we repaid the variable rate mortgage note, due March 2006.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Stockholders’ Equity

Thirty-nine
Weeks Ended
October 29,
(Dollars in thousands)	2005

Total stockholders’ equity, beginning of period	$694,464
Net income	80,203
Issuance of common stock (1,114,612 shares)	5,987
Tax benefit related to stock plans	2,365
Unrealized losses on available-for-sale securities, net of tax	(2)
Amortization of deferred compensation expense	4,667
Total stockholders’ equity, end of period	$787,684

Note 7. Customer Loyalty Card Programs

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs we incur in connection with administering these programs as cost of goods sold when incurred. During the thirteen weeks and thirty-nine weeks ended October 29, 2005 we recognized revenues of $3,878,000 and $11,309,000, respectively, in connection with our loyalty card programs. During the thirteen weeks and thirty-nine weeks ended October 30, 2004 we recognized revenues of $3,722,000 and $11,168,000, respectively, in connection with our loyalty card programs.

Note 8. Net Income Per Share

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands)	2005	2004	2005	2004
		(Restated)		(Restated)

Basic weighted average common shares outstanding	120,102	117,217	119,513	115,474
Dilutive effect of assumed conversion of convertible notes	15,182	0	15,182	15,182
Dilutive effect of stock options and awards	2,268	1,416	1,939	1,744
Diluted weighted average common shares and equivalents outstanding	137,552	118,633	136,634	132,400

Net income	$10,762	$6,353	$80,203	$59,661
Decrease in interest expense from assumed conversion of notes, net of income taxes	1,128	0	3,385	3,404
Net income used to determine diluted net income per share	$11,890	$6,353	$83,588	$63,065

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Net Income Per Share (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Options with weighted average exercise price greater than market price, excluded from computation of net income per share:
Number of shares	0	446	0	432
Weighted average exercise price per share	$0.00	$8.23	$0.00	$8.28

Note 9. Income Taxes

The effective income tax rate was 36.9% for the thirty-nine weeks ended October 29, 2005, as compared to 35.5% for the thirty-nine weeks ended October 30, 2004. The tax rate for the thirty-nine weeks ended October 29, 2005 was unfavorably affected by taxes on the repatriation of profits from international operations on which incremental United States income taxes had not been previously accrued (see below), and was favorably affected by charitable contributions of inventories to hurricane relief efforts. The tax rate for the thirty-nine weeks ended October 29, 2004 was favorably affected by the finalization of certain prior-year tax audits.

On October 22, 2004, the President of the United States of America signed into law H.R. 4250, “The American Jobs Creation Act of 2004” (the “Act”). The Act includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company’s international operations provided that certain criteria are met, including the implementation of a qualifying reinvestment plan for the repatriated earnings. The Act permits the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period, subject to certain limitations.

We did not previously record a provision for incremental United States income taxes on profits from our international operations, as it was our intention to permanently reinvest such undistributed profits in our international operations. Based on a preliminary evaluation approved by our Board of Directors during the Fiscal 2006 Third Quarter, it is reasonably possible that we will repatriate profits from international operations in the range of $35,000,000 to $45,000,000, which would result in the payment of income taxes in the range of $1,000,000 to $2,000,000, net of applicable foreign tax credits. Accordingly, the tax provision for the thirty-nine weeks ended October 29, 2005 includes $1,390,000 related to the planned repatriation of international profits. As of October 29, 2005, we have not finalized our formal plan for the reinvestment of any repatriated profits. We will finalize the repatriation of any such profits and our formal plan for the reinvestment of such profits before the end of Fiscal 2006.

Note 10. Asset Securitization

Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank), which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a special-purpose entity. The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Asset Securitization (Continued)

In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio. The final purchase price for the portfolio was $54,600,000. The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility. Prior to purchasing the portfolio, we had a non-recourse agreement, scheduled to expire in March 2005, under which a third party provided an accounts receivable proprietary credit card sales accounts receivable funding facility for the CATHERINES proprietary credit cards. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we gave the requisite notice of our intent to exercise our option to purchase the CATHERINES portfolio upon the expiration of the agreement. The Merchant Services Agreement provided us with the ability to purchase the CATHERINES portfolio at par value. The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a gain of approximately $2,400,000, which is included in selling, general, and administrative expenses for the thirty-nine weeks ended October 29, 2005.

Subsequent to our acquisition of Crosstown Traders, Inc., we securitized Crosstown’s apparel-related catalog proprietary credit card receivables under a new conduit funding facility established with an initial term of one year specifically for funding the Crosstown accounts receivable. The majority of the $50,000,000 in proceeds from the securitization was used to retire Crosstown’s debt. Crosstown’s credit card receivables are originated in a non-bank program by Crosstown, which transfers its interest in the receivables through a special-purpose entity to an unconsolidated QSPE that is separate and distinct from the Trust.

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

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our January 29, 2005 Annual Report on Form 10-K. Our direct-response advertising production costs are expensed over the estimated revenue stream, generally within one to six months. We use income before interest and taxes excluding unallocated corporate costs to evaluate segment profitability. Corporate costs that are currently allocated to the Retail Stores segment include shared service center costs, information systems and support costs, and warehousing costs. The following financial information for the Direct-to-Consumer segment for Fiscal 2006 does not include allocations of corporate costs. We expect to include corporate cost allocations for the Direct-to-Consumer segment in the future. Unallocated costs include corporate general and administrative costs, corporate depreciation and amortization, corporate occupancy costs, costs of administering our proprietary credit card operations, interest, taxes, and other non-routine charges. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities, deferred income taxes, and other corporate long-lived assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting (Continued)

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(in thousands)	Stores	Consumer(1)	and Other	Consolidated

Thirteen weeks ended October 29, 2005
Net sales	$568,922	$93,613	$787	$663,322
Depreciation and amortization	10,877	440	11,824	23,141
Income before interest and taxes	30,213	2,444	(10,307)	22,350
Interest expense			(4,797)	(4,797)
Income tax provision			(6,791)	(6,791)
Net income	30,213	2,444	(21,895)	10,762
Capital expenditures	23,398	1,048	6,338	30,784

Thirty-nine weeks ended October 29, 2005
Net sales	$1,810,907	$143,052	$978	$1,954,937
Depreciation and amortization	31,159	717	33,160	65,036
Income before interest and taxes	162,455	2,510	(24,328)	140,637
Interest expense			(13,434)	(13,434)
Income tax provision			(47,000)	(47,000)
Net income	162,455	2,510	(84,762)	80,203
Capital expenditures	51,249	1,345	15,583	68,177

As of October 29, 2005
Total assets	$852,798	$316,061	$494,446	$1,663,305

Thirteen weeks ended October 30, 2004(2)
Net sales	$540,825		$934	$541,759
Depreciation and amortization	10,295		8,833	19,128
Income before interest and taxes	25,181		(11,546)	13,635
Interest expense			(3,876)	(3,876)
Income tax provision			(3,406)	(3,406)
Net income	25,181		(18,828)	6,353
Capital expenditures	12,269		5,924	18,193

Thirty-nine weeks ended October 30, 2004(2)
Net sales	$1,744,948		$1,286	$1,746,234
Depreciation and amortization	32,384		25,297	57,681
Income before interest and taxes	132,439		(28,298)	104,141
Interest expense			(11,639)	(11,639)
Income tax provision			(32,841)	(32,841)
Net income	132,439		(72,778)	59,661
Capital expenditures	23,537		18,541	42,078
____________________
(1) From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.
(2) Results have been restated - see“Note 2. Restatement of Financial Statements” above.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies, among other things, that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs should be recognized as current-period expenses rather than being capitalized into inventory. SFAS No. 151 will be effective as of the beginning of Fiscal 2007. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R” or the “Statement”), a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting for share-based payments under SFAS No. 123R is similar to the fair value method in SFAS No. 123, except that we will be required to recognize the fair value of share-based payments as compensation expense in our financial statements (pro forma disclosure will no longer be allowed). See “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our January 29, 2005 Annual Report on Form 10-K.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and may simplify some of the more complex implementation requirements of SFAS No. 123R. In addition, on April 15, 2005, the SEC issued a rule entitled “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment” (the “Rule”). The Rule amends the dates by which SEC registrants are required to comply with the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, we would have been required to adopt SFAS No. 123R as of the beginning of the Fiscal 2006 Third Quarter for options and awards granted after the date of adoption. As a result of the issuance of the Rule, we will be required to adopt the provisions of SFAS No. 123R as of the beginning of Fiscal 2007.

In November, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP FAS 123(R)-3 provides a practical alternative transition election related to accounting for the tax effects of share-based payment awards to employees.

Our adoption of SFAS No. 123R will result in the recognition of additional compensation expense for stock-based compensation in periods subsequent to January 28, 2006. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include more restricted stock awards and fewer stock options. This change has resulted in the recognition of additional compensation expense under our current accounting policies (APB Opinion No. 25 “intrinsic value” method), and will reduce the incremental impact of adopting SFAS No. 123R. In addition, as a result of the increased use of restricted stock awards, we expect to continue using the Black-Scholes valuation model and straight-line amortization of compensation expense, which we currently use for our pro forma disclosures under SFAS No. 123, upon adoption of SFAS No. 123R.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Impact of Recent Accounting Pronouncements (Continued)

Although we are not able to reliably estimate the nature and amounts of stock-based awards to be issued in future periods, we believe the future impact of adoption of SFAS No. 123R will not be materially different from the pro forma results disclosed in accordance with the provisions of SFAS No. 123. See “Note 1. Condensed Consolidated Financial Statements” above for pro forma disclosure of stock-based compensation expense determined in accordance with the provisions of SFAS No. 123 for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004. We have not yet determined whether we will adopt the modified-prospective-transition method or the modified-retrospective-transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and supersedes SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS No. 154 generally requires retrospective application to prior-period financial statements of a change in accounting principle unless it is impracticable to determine either the period-specific effects or cumulative effects of the change. SFAS No. 154 will be effective as of the beginning of Fiscal 2007. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial position or results of operations.

In June 2005, the FASB ratified EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue 05-6 requires that leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination be amortized over the lesser of the useful life of the assets or a lease term that includes renewals that are reasonably assured at the date of the purchase or business combination. The guidance in Issue 05-6 is effective as of the beginning of our Fiscal 2006 Third Quarter. Adoption of EITF Issue 05-6 has not had a material effect on our financial position or results of operations.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. FSP FAS 13-1 is effective as of the beginning of Fiscal 2007, with early adoption permitted for financial statements that have not yet been issued. We do not expect the adoption of FSP FAS 13-1 to have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Information on certain critical accounting policies related to segment reporting, revenue recognition, inventories, and deferred advertising followed by Crosstown Traders, Inc. (“Crosstown”) (see “RECENT DEVELOPMENTS” below) is included under the caption “CRITICAL ACCOUNTING POLICIES” below. As used in this management’s discussion and analysis, the terms “Fiscal 2006” and “Fiscal 2005” refer to our fiscal year ending January 28, 2006 and our fiscal year ended January 29, 2005, respectively. The terms “Fiscal 2006 Third Quarter” and “Fiscal 2005 Third Quarter” refer to the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. The terms “Fiscal 2006 Fourth Quarter” and “Fiscal 2005 Fourth Quarter” refer to the thirteen weeks ending January 28, 2006 and the thirteen weeks ended January 29, 2005, respectively. The term “Fiscal 2006 First Quarter” refers to the thirteen weeks ended April 30, 2005. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, financing needs or plans, and plans for future operations, as well as assumptions relating to the foregoing. The words “expect,” “should,” “project,” “estimate,” “predict,” “anticipate,” “plan,” “believes,” and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following:

•
Our business is dependent upon our being able to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors, which we may not be able to successfully accomplish in the future.

•	A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

•	The women’s specialty retail apparel industry is highly competitive and we may be unable to compete successfully against existing or future competitors.

•
We may be unable to successfully integrate the operations of Crosstown Traders, Inc. with the operations of Charming Shoppes, Inc. In addition, we cannot assure the successful implementation of our business plan for Crosstown Traders, Inc.

•	We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.

•	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

•	We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.

•
We depend on our distribution and fulfillment centers, and could incur significantly higher costs and longer lead times associated with distributing our products to our stores and shipping our products to our E-commerce and catalog customers if operations at any of these distribution and fulfillment centers were to be disrupted for any reason.

•
We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores and catalogs would be adversely affected.

•
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

•
Our Retail Stores and Direct-to-Consumer segments experience seasonal fluctuations in net sales and operating income. Any decrease in sales or margins during our peak sales periods, or in the availability of working capital during the months preceding such periods, could have a material adverse effect on our business. In addition, extreme or unseasonable weather conditions may have a negative impact on our sales.

•
Natural disasters, as well as war, acts of terrorism, or the threat of either may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

•	We may be unable to obtain adequate insurance for our operations at a reasonable cost.

•	We may be unable to protect our trademarks and other intellectual property rights, which are important to our success and our competitive position.

•	We may be unable to hire and retain a sufficient number of suitable sales associates at our stores.

•	Our manufacturers may be unable to manufacture and deliver merchandise to us in a timely manner or to meet our quality standards.

•
Our Retail Stores segment sales are dependent upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future retail store growth is dependent upon the availability of suitable locations for new stores.

•	We may be unable to successfully implement our plan to improve merchandise assortments in our Retail Stores or Direct-to-Consumer segments.

•
The carrying amount and/or useful life of intangible assets related to acquisitions are subject to periodic valuation tests. An adverse change in interest rates or other factors could have a significant impact on the results of the valuation tests, resulting in a write-down of the carrying value or acceleration of amortization of acquired intangible assets.

•	We may be unable to manage significant increases in certain costs, including postage and paper, which could adversely affect our results of operations.

•	Response rates to our catalogs and access to new customers could decline, which would adversely affect our net sales and results of operations.

•
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

RESTATEMENT OF FINANCIAL STATEMENTS

In the Fiscal 2005 Fourth Quarter, we restated our financial statements for the prior quarters of Fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RESTATEMENT OF FINANCIAL STATEMENTS” of our Report on Form 10-K for the fiscal year ended January 29, 2005 for additional details regarding the restatement.

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

As a result of the restatement, we record construction allowances as a deferred rent liability on our consolidated balance sheets rather than as a reduction of the cost of leasehold improvements, and recognize construction allowances as an operating activity in our consolidated statements of cash flows rather than as a reduction of our investment in capital assets. In addition, we amortize construction allowances over the related lease term as a reduction of rent expense rather than as a reduction of depreciation expense, commencing on the date we take possession of the leased space for construction purposes. The lease term we use to record straight-line rent expense and depreciation of leasehold improvements includes lease option renewal periods only in instances in which the exercise of the option period is reasonably assured and the failure to exercise such an option would result in an economic penalty. We depreciate leasehold improvements over the shorter of the lease term or their estimated useful lives. The lease terms we use to determine straight-line rent expense include pre-opening store build-out periods (commonly referred to as “rent holidays”), where applicable. These corrections resulted in the accelerated recognition of certain annual rent expense and depreciation expense on leasehold improvements, which are included in “cost of goods sold, buying, catalog, and occupancy expenses” on the consolidated statements of operations and comprehensive income.

See “Item 1. Financial Statements; NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited); Note 2. Restatement of Financial Statements” above for the effect of the restatement on our condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 30, 2004.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in the management’s discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Except as indicated below or otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Segment Reporting

With our acquisition of Crosstown Traders, Inc. (see “RECENT DEVELOPMENTS” below), we now operate in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown catalogs. See “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 11. Segment Reporting” above for further information regarding our segment reporting.

Inventories

We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis) for our Retail Stores and Direct-to-Consumer segment inventories.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in the Financial Statements,” as amended. Our revenues from merchandise sales are net of returns and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

Catalog and E-commerce revenues include shipping and handling fees billed to customers. These revenues are recognized after the following have occurred: execution of the customer’s order, authorization of the customer’s credit card has been received, and the product has been shipped to and received by the customer. We record a reserve for estimated future sales returns based on an analysis of actual returns. In addition, we record a reserve for estimated sales shipped but not yet received by customers. A change in our actual rates of sales returns and/or days it takes for customers to receive our products would affect the level of revenue recognized.

Deferred Advertising Costs

We accumulate all direct costs incurred in the development, production, and circulation of our direct-mail catalogs on our consolidated balance sheet until such time as the related catalog is mailed. These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, catalog, and occupancy expenses over the expected sales realization cycle, generally within one to six months. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.

RECENT DEVELOPMENTS

Acquisition of Crosstown Traders, Inc.

On June 2, 2005, we completed our acquisition of Crosstown Traders, Inc. (“Crosstown”), a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

Crosstown Traders, Inc. operates multiple catalog titles and related websites, with revenues of approximately $460 million for the fiscal year ended January 29, 2005. The majority of Crosstown’s revenues are derived from the catalog sales of women’s apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown also derives revenues from the catalog sales of food and gifts, the majority of which occur during the fourth quarter of the fiscal year. As a result of the acquisition, our operations will consist of two business segments: the Retail Stores segment and the Direct-to-Consumer segment. This acquisition is a major step in our long-term growth strategy of becoming a multi-channel retailer, and we expect it to be accretive to our earnings per share beginning in Fiscal 2006. The acquisition of Crosstown provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which will include our catalog and catalog-related E-commerce sales distribution channels. The development of our Direct-to-Consumer segment is a key step in the preparation for the planned launch of our own catalog for the LANE BRYANT brand in the fall of 2007, when the LANE BRYANT catalog trademark reverts to us.

Under the terms of the agreement, we paid approximately $218.0 million in cash for Crosstown and assumed Crosstown’s debt of approximately $40.7 million. We also incurred direct costs related to the acquisition (primarily advisory, legal, and statutory fees) of approximately $3.8 million. Subsequent to the acquisition, we securitized Crosstown’s apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. The majority of the proceeds of approximately $50.0 million from the securitization were used to retire Crosstown’s debt.

We financed the acquisition with approximately $108 million of our existing cash and cash equivalents and $110 million of borrowings under our then-existing revolving credit facility. Subsequent to this transaction, we amended our credit facility (see "FINANCING; Revolving Credit Facility" below).

Hurricane Katrina

Hurricane Katrina, which struck on August 29, 2005, caused extensive damage to portions of the southeast United States where certain of our retail stores are located. Following the hurricane, four CATHERINES PLUS SIZES stores and four LANE BRYANT stores sustained considerable damage and remain closed until further notice. We carry property and casualty insurance on our leasehold improvements, fixtures, and inventory at our retail store locations. As a result of insurance claims related to damages caused by Hurricane Katrina, we recognized a net gain of $1.8 million in the Fiscal 2006 Third Quarter.

VISA/MasterCard Antitrust Litigation

We expect to receive a share of the proceeds from the $3 billion VISA/MasterCard antitrust settlement. We recognized a gain of approximately $1.3 million in the Fiscal 2006 Third Quarter in connection with our receipt of a notification of an initial payment to us related to the settlement.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Thirty-nine Weeks Ended(1)		Change
	October 29,	October 30,	From Prior	October 29,	October 30,	From Prior
	2005(2)	2004	Period	2005(2)	2004	Period
		(Restated)			(Restated)

Net sales	100.0%	100.0%	22.4%	100.0%	100.0%	12.0%
Cost of goods sold, buying, catalog, and occupancy expenses	69.6	69.9	21.9	68.1	69.4	9.9
Selling, general, and administrative expenses	27.3	27.6	21.0	25.0	24.7	13.5
Income from operations	3.1	2.4	60.3	6.8	5.9	30.6
Other income	0.3	0.1	124.0	0.3	0.1	323.4
Interest expense	0.7	0.7	23.8	0.7	0.7	15.4
Income tax provision	1.0	0.6	99.4	2.4	1.9	43.1
Net income	1.6	1.2	69.4	4.1	3.4	34.4
____________________
(1) Results may not add due to rounding.
(2) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(In millions)	2005	2004	2005	2004

FASHION BUG®	$240.9	$236.7	$790.6	$787.9
LANE BRYANT®	247.1	229.9	757.2	715.6
CATHERINES®	80.9	74.3	263.1	241.4
Total Retail Stores segment sales	568.9	540.9	1,810.9	1,744.9
Total direct-to-consumer segment sales(1)	93.6	0.0	143.0	0.0
Corporate and other(2)	0.8	0.9	1.0	1.3
Total net sales	$663.3	$541.8	$1,954.9	$1,746.2
____________________
(1) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.
(2) Revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	3%	1%	2%	2%
FASHION BUG	1	(3)	0	2
CATHERINES	9	(5)	8	(5)
LANE BRYANT	4	7	2	5

Sales from new stores and E-commerce as a percentage of total consolidated prior-period sales:
FASHION BUG	2	1	1	1
CATHERINES	1	1	1	1
LANE BRYANT	4	3	4	3

Prior-period sales from closed stores as a percentage of total consolidated prior-period sales:
FASHION BUG	(1)	(2)	(1)	(2)
CATHERINES	(1)	(0)	(1)	(0)
LANE BRYANT	(1)	(1)	(1)	(1)

Increase in Retail Stores segment sales	5	2	4	3

Direct-to-Consumer segment
Sales as a percentage of total consolidated prior-period sales(2)	17	-	8	-

Increase in total net sales	22	2	12	3
____________________
(1) “Comparable store sales” is not a measure that has been defined under generally accepted accounting principles. The method of calculating comparable store sales varies across the retail industry and, therefore, our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. New stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a legal square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a legal square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year. Non-store sales, such as catalog and internet sales, are excluded from the calculation of comparable store sales.

(2) Includes catalog sales and catalog-related E-commerce sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

    The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2006 and planned store activity for all of Fiscal 2006:

	FASHION	LANE
	BUG	BRYANT	CATHERINES	Total

Fiscal 2006 Year-to-Date(1):
Stores at January 29, 2005	1,028	722	471	2,221

Stores opened	12	29	6	47
Stores closed	(6)	(6)	(10)	(22)
Net change in stores	6	23	(4)	25

Stores at October 29, 2005	1,034	745	467	2,246

Stores relocated during period	17	25	13	55

Fiscal 2006:
Planned store openings	19	45	6	70
Planned store closings	22	20	14	56
Planned store relocations	20	30	16	66
____________________
(1) Does not include 3 outlet stores operated by Crosstown Traders, Inc.

Comparison of Thirteen Weeks Ended October 29, 2005 and October 30, 2004

Net Sales

Consolidated net sales increased in the Fiscal 2006 Third Quarter as compared to the Fiscal 2005 Third Quarter as a result of increased sales across all brands in our Retail Stores segment and sales from Crosstown Traders, Inc. (our Direct-to-Consumer segment), which was acquired on June 2, 2005 (see “RECENT DEVELOPMENTS” above). The increase in Retail Stores segment sales was primarily a result of sales from new LANE BRYANT stores, an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, and increases in E-commerce sales at all of our Retail Stores brands. The 3% increase in the Retail Stores segment’s comparable store sales met our plan for a positive low-single-digit increase for the quarter. Hurricanes Katrina, Rita, and Wilma did not have a significant impact on our net sales for the Fiscal 2006 Third Quarter. We operated 2,246 stores in our Retail Stores segment as of October 29, 2005, as compared to 2,241 stores as of October 30, 2004. Additionally, Crosstown Traders operated three outlet stores that are included in our Direct-to-Consumer segment.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores, an increase in comparable retail store sales, and an increase in E-commerce sales. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition of products with higher price points, such as premium denim, fashion knits, and intimate apparel, in the current-year period. Traffic levels in LANE BRYANT retail stores increased slightly as compared to the prior-year period.

FASHION BUG comparable retail store sales increased slightly, while sales from new stores were offset by reduced sales from closed stores. Results for FASHION BUG included a slight increase in store traffic levels during the current-year quarter and an average dollar sale per transaction that was consistent with the prior-year period. Fiscal 2006 Third Quarter sales also benefited from an increase in sales from E-commerce operations, which commenced in July 2004.

CATHERINES comparable retail store sales for the Fiscal 2006 Third Quarter benefited from improved customer response to the brand’s current merchandise offerings and expansion of the brand’s intimate apparel offerings. Traffic levels increased significantly during the Fiscal 2006 Third Quarter while the average dollar sale per transaction was consistent with the prior-year period.

Net sales from Crosstown Traders were $93.6 million, or 14% of consolidated net sales for the Fiscal 2006 Third Quarter, which met our sales objective for the quarter. Actual orders, catalog circulation, and response rates were consistent with plan. Crosstown Traders launched two new catalog titles during the quarter (Catherines Footwear and Home Etc. home fashions).

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During the Fiscal 2006 Third Quarter and Fiscal 2005 Third Quarter, we recognized revenues of $3.9 million and $3.7 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses decreased 0.3% as a percentage of consolidated net sales in the Fiscal 2006 Third Quarter as compared to the Fiscal 2005 Third Quarter, reflecting improved merchandise margins for our Retail Stores segment and leverage on relatively fixed buying and occupancy costs. Consolidated cost of goods sold increased 3.1% as a percentage of consolidated net sales. For the Retail Stores segment, cost of goods sold as a percentage of net sales was 0.6% lower in the Fiscal 2006 Third Quarter as compared to the Fiscal 2005 Third Quarter. The improvement was a result of lower levels of promotional pricing and well-controlled inventory levels in the current-year period. Cost of goods sold for the Retail Stores Segment for the Fiscal 2006 Third Quarter also included a net gain of $1.8 million from settlements of hurricane-related insurance claims. Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations. Therefore, cost of goods sold for the Direct-to-Consumer segment is generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment, resulting in the increase in consolidated cost of goods sold as a percentage of consolidated net sales. Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; and shipping and handling costs associated with our E-commerce business and, in the Fiscal 2006 Third Quarter, our direct-to-consumer business. Fiscal 2006 Third Quarter cost of goods sold includes amortization of direct-response advertising costs. Net merchandise costs and freight are capitalized as inventory costs.

Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 3.4% lower in the Fiscal 2006 Third Quarter as compared to the Fiscal 2005 Third Quarter, primarily as a result of lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment and leverage from increased net sales on relatively fixed occupancy costs. For our Retail Stores segment, buying and occupancy expenses as a percentage of net sales were 0.7% lower in the Fiscal 2006 Third Quarter as compared to the Fiscal 2005 Third Quarter. The Direct-to-Consumer segment, which does not operate retail stores, incurs lower levels of buying and occupancy costs and has a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments, warehouses, and fulfillment centers. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores, warehouse and fulfillment center facilities, and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses decreased 0.3% as a percentage of consolidated net sales, primarily as a result of leverage on the increase in net sales. The Fiscal 2006 Third Quarter was affected by higher expenses related to incentive-based employee compensation and employee benefit programs and the addition of the Direct-to-Consumer segment. Selling expenses for the Fiscal 2006 Third Quarter were 2.7% lower as a percentage of net sales, while general and administrative expenses were 2.4% higher as a percentage of net sales, reflecting lower levels of selling expenses and higher levels of general and administrative expenses in the Direct-to-Consumer segment as compared to the Retail Stores segment. General and administrative expenses for the Fiscal 2006 Third Quarter include a gain of $1.3 million recognized in connection with the VISA/MasterCard antitrust settlement (see “RECENT DEVELOPMENTS: VISA/MasterCard Antitrust Litigation” above). General and administrative expenses for the Fiscal 2005 Third Quarter were affected by costs related to the purchase of life insurance policies for certain executives to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers.

Other Income

Interest income increased $0.8 million in the Fiscal 2006 Third Quarter as compared to the Fiscal 2005 Third Quarter as a result of higher interest rates in the Fiscal 2006 Third Quarter.

Income Tax Provision

The effective income tax rate was 38.7% in the Fiscal 2006 Third Quarter, as compared to 34.9% in the Fiscal 2005 Third Quarter. The tax rate for the Fiscal 2006 Third Quarter was unfavorably affected by $1.4 million of taxes, net of foreign tax credits, on the planned repatriation of profits from international operations on which incremental United State income taxes had not been previously accrued (see “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 9. Income Taxes” above), and was favorably affected by charitable contributions of inventories to hurricane relief efforts.

Comparison of Thirty-nine Weeks Ended October 29, 2005 and October 30, 2004

Net Sales

Consolidated net sales increased in the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005 as a result of both an increase in Retail Stores segment sales and the addition of the Direct-to-Consumer segment in Fiscal 2006.

For our Retail Stores segment, the increase in net sales for the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005 was primarily the result of sales from new stores and increases in comparable retail store sales at our LANE BRYANT and CATHERINES brands, and increases in E-commerce sales across all Retail Stores brands. Direct-to-Consumer segment net sales in the first three quarters of Fiscal 2006 resulted from our acquisition of Crosstown Traders on June 2, 2005 (see “RECENT DEVELOPMENTS” above).

Total net sales for the LANE BRYANT brand increased as the result of sales from new retail stores, a significant increase in E-commerce sales, and a 2% increase in comparable retail store sales. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition of products, such as premium denim, fashion knits, and intimate apparel, with higher price points in the current-year period. Traffic levels in LANE BRYANT retail stores were flat as compared to the prior-year period.

FASHION BUG comparable retail store sales were flat, while reduced sales from closed stores offset sales from new stores. A higher average dollar sale per transaction, resulting from reduced levels of promotional activity, was offset by reduced traffic levels. FASHION BUG sales for the first three quarters of Fiscal 2006 benefited from increased sales from E-commerce operations, which commenced in July 2004.

CATHERINES comparable retail store sales for the first three quarters of Fiscal 2006 benefited from improved customer response to the brand’s current merchandise offerings and increased E-Commerce sales. Significantly increased traffic levels during the current-year period were partially offset by a slight decrease in the average dollar sale per transaction, as customers purchased slightly fewer items per transaction as compared to the prior-year period.

Net sales from Crosstown Traders were $143.0 million, or 7% of consolidated net sales for the first three quarters of Fiscal 2006 (from the date of acquisition on June 2, 2005), and met our sales objectives for the period.

During the first three quarters of Fiscal 2006 and Fiscal 2005, we recognized revenues of $11.3 million and $11.1 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses decreased 1.3% as a percentage of consolidated net sales in the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005, reflecting improved merchandise margins at all brands in our Retail Stores segment and particularly at our LANE BRYANT and CATHERINES brands, and leverage on relatively fixed buying and occupancy costs. Consolidated cost of goods sold increased 0.5% as a percentage of consolidated net sales. For our Retail Stores segment, cost of goods sold as a percentage of net sales was 1.1% lower in the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005. Cost of goods sold for the Retail Stores segment for the first three quarters of Fiscal 2006 included a net gain of $1.8 million from settlements of hurricane-related insurance claims. Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations. Therefore, cost of goods sold for the Direct-to-Consumer segment is generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment, resulting in the increase in consolidated cost of goods sold as a percentage of consolidated net sales. Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; and shipping and handling costs associated with our E-commerce and, in the first three quarters of Fiscal 2006 (from the date of acquisition of Crosstown Traders on June 2, 2005), our direct-to-consumer business. Cost of goods sold for the first three quarters of Fiscal 2006 includes amortization of direct-response advertising costs. Net merchandise costs and freight are capitalized as inventory costs.

Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 1.8% lower in the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs and lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment. For our Retail Stores segment, buying and occupancy expenses as a percentage of net sales were 0.6% lower in the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005. The Direct-to-Consumer segment, which does not operate retail stores, incurs lower levels of buying and occupancy costs and has a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales. Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments, warehouses, and fulfillment centers. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores, warehouse and fulfillment center facilities, and equipment. Buying and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses were 0.3% higher as a percentage of net sales for the first three quarters of Fiscal 2006. The increase was primarily a result of higher expenses related to incentive-based employee compensation and employee benefit programs, additional investments in marketing programs, and the inclusion of Crosstown in Fiscal 2006 (from the date of acquisition on June 2, 2005). Selling expenses were positively affected by leverage on the increase in consolidated net sales and improved performance of our proprietary credit card operations, which benefited from the acquisition of the CATHERINES credit card portfolio in the Fiscal 2006 First Quarter as well as favorable experience in credit losses during Fiscal 2006. Our previous Merchant Services Agreement provided us with the ability to purchase the CATHERINES portfolio at par value, and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $2.4 million, which is included in selling expenses for the first three quarters of Fiscal 2006. Selling expenses for the first three quarters of Fiscal 2006 were 1.7% lower as a percentage of sales, while general and administrative expenses were 2.0% higher as a percentage of net sales, reflecting lower levels of selling expenses and higher levels of general and administrative expenses in the Direct-to-Consumer segment as compared to the Retail Stores segment. General and administrative expenses for the first three quarters of Fiscal 2006 include a gain of $1.3 million recognized in connection with the VISA/MasterCard antitrust settlement (see “RECENT DEVELOP-MENTS: VISA/MasterCard Antitrust Litigation” above). General and administrative expenses for the first three quarters of Fiscal 2005 were affected by costs related to the purchase of life insurance policies for certain executives to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers.

Other Income

Interest income increased $3.5 million in the first three quarters of Fiscal 2006 as compared to the first three quarters of Fiscal 2005 as a result of both higher interest rates and higher levels of invested cash and cash equivalents in the current-year period. Other income for the first three quarters of Fiscal 2006 also included a pre-tax gain of $1.4 million from the sales of certain facilities owned by our Hong Kong sourcing operations.

Income Tax Provision

    The effective income tax rate was 36.9% in the first three quarters of Fiscal 2006, as compared to 35.5% in the first three quarters of Fiscal 2005. The tax rate for the first three quarters of Fiscal 2006 was unfavorably affected by $1.4 million of taxes, net of foreign tax credits, on the planned repatriation of profits from international operations on which incremental United States income taxes had not been previously accrued (see “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 9. Income Taxes” above), and was favorably affected by charitable contributions of inventories to hurricane relief efforts. The lower effective tax rate for the first three quarters of Fiscal 2005 was primarily a result of finalizing certain prior-year tax audits.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

	October 29,	January 29,
(Dollars in millions)	2005	2005

Cash and cash equivalents	$151.7	$273.0
Working capital	$390.2	$414.0
Current ratio	1.8	2.4
Long-term debt to equity ratio	31.1%	30.0%

Our net cash provided by operating activities increased to $101.0 million for the first three quarters of Fiscal 2006 from $88.4 million for the first three quarters of Fiscal 2005. The $12.6 million increase was primarily attributable to a $20.5 million increase in net income, which was partially offset by a $3.2 million decrease in net cash provided by operating assets and liabilities and a $1.8 million decrease in tax benefits related to our stock plans. The $3.2 million decrease in net cash provided by operating assets and liabilities consisted of a $31.9 million increase in our net investment in inventories offset by a $28.7 million decrease in cash used for deferred, prepaid, and accrued expenses. The net investment in inventories increased as a result of growth in new stores, growth in Direct-to-Consumer inventories, and the introduction of new premium apparel at our LANE BRYANT brand, as well as a normal seasonal build-up. During the first three quarters of Fiscal 2005, increases in certain advances related to our securitization program resulted in an increase in cash used for prepaid expenses.

Acquisition

During the Fiscal 2006 Second Quarter, we completed the acquisition of Crosstown Traders, Inc. (see “RECENT DEVELOPMENTS” above for further details of the acquisition).

Under terms of the agreement, we paid approximately $218 million in cash for Crosstown and assumed Crosstown’s debt of approximately $40.7 million. We also incurred direct costs related to the acquisition (primarily advisory, legal, and statutory fees) of approximately $3.8 million. Subsequent to the acquisition, we securitized Crosstown’s apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown receivables. The majority of the proceeds of approximately $50 million from the securitization were used to retire Crosstown’s debt.

We financed the acquisition with approximately $108 million of existing cash and cash equivalents and $110 million of borrowings under our then-existing revolving credit facility. Of the $110 million of borrowings, $10 million has been repaid and $50 million has been classified as short-term borrowings, as it is our intention to re-pay such borrowings within 12 months. Subsequent to this transaction, we amended our credit facility (see "FINANCING; Revolving Credit Facility" below).

Capital Expenditures

Our capital expenditures were $68.2 million during the first three quarters of Fiscal 2006. During the Fiscal 2006 Fourth Quarter, we anticipate incurring additional capital expenditures of approximately $20 - $30 million, primarily for the construction and fixturing of new stores, remodeling and fixturing of existing stores, and improvements in information technology. We expect to finance these additional capital expenditures primarily through internally-generated funds.

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

Off-Balance-Sheet Financing

Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank), which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a special-purpose entity. The Trust is an unconsolidated qualified special purpose entity (“QSPE”). Our Crosstown Traders catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown, are originated in a non-bank program by Crosstown, which transfers its interest in the receivables through a special-purpose entity to a separate and distinct unconsolidated QSPE. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.

As of October 29, 2005, the QSPEs had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of October 29, 2005	$19.5	$100.0	$ 0.0	$180.0	$50.0
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
____________________
(1) Receivables Purchase Agreement
(2) Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series and 2005-RPA generally begin amortizing 364 days after the start of the purchase commitment by the series purchaser currently in effect.

We used $54.6 million of funds from our securitization facilities, including a portion of the proceeds available from Series 2004-1, to fund the acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below).

As these credit card receivables securitizations reach maturity, we plan to obtain funding for the proprietary credit card programs through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

We securitized $139.4 million of private label credit card receivables in the Fiscal 2006 Third Quarter and had $354.0 million of securitized credit card receivables outstanding as of October 29, 2005. We held certificates and retained interests in our securitizations of $64.7 million as of October 29, 2005, which were generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of October 29, 2005, the SPEs held $10.4 million of QSPE certificates, an I/O strip of $14.8 million, and other retained interests of $39.5 million (which are included in the $86.5 million of short-term available-for-sale securities we held at October 29, 2005). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of October 29, 2005, we were in compliance with these performance standards and as a result there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of October 29, 2005, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and Trust investors have no other recourse to us.

These securitization agreements are intended to improve our overall liquidity by providing short-term sources of funding. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. Additional information regarding our asset securitization facility is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT brand. The facility expires in October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT’s proprietary credit card accounts. Upon termination of this agreement, we have the right to purchase the receivables portfolio at book value from the third party.

As of January 29, 2005, we also had a similar non-recourse agreement, which was scheduled to expire in March 2005, for our CATHERINES brand. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we gave the requisite notice of our intent to exercise our option to purchase the CATHERINES portfolio upon the expiration of the agreement. In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio for a final purchase price of $54.6 million. The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility.

Additional information regarding the LANE BRYANT and CATHERINES agreements is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

We lease substantially all of our operating stores under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

FINANCING

Revolving Credit Facility

On July 28, 2005, we amended our existing $300 million revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500 million. The amended facility expires on July 28, 2010. As of October 29, 2005, we had an aggregate total of $4.0 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The amended facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement). As of October 29, 2005, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of October 29, 2005, the applicable rates on borrowings under the facility were 6.75% for Prime Rate Loans and 5.07% (LIBOR plus 1%) for Eurodollar Rate Loans. All borrowings outstanding under the facility as of October 29, 2005 were Eurodollar Rate Loans, with a weighted-average interest rate of 4.81% (LIBOR plus 1%).

During the Fiscal 2006 Third Quarter, we repaid a variable rate mortgage note, due March 2006, for $5.4 million plus accrued interest.

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 7. Debt” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

MARKET RISK

We manage our FASHION BUG, CATHERINES, and catalog proprietary credit card programs through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs. The finance charges on most of our FASHION BUG proprietary credit card accounts are billed using a floating-rate index (the Prime rate), subject to a floor and limited by legal maximums. The finance charges on most of our CATHERINES and catalog proprietary credit card accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime rate. Additionally, as of October 29, 2005, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate hedge agreements with respect to $161.1 million of Series 2004-1certificates and $89.5 million of Series 2002-1 fixed-rate certificates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2006, an increase of approximately $149 thousand in selling, general, and administrative expenses would result.

As of October 29, 2005, there were $100 million of borrowings outstanding under our revolving credit facility. Such borrowings are exposed to variable interest rates. A one percentage point change in market interest rates would result in a corresponding change of approximately $1.0 million per annum in our interest expense and cash flows.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 12. Impact of Recent Accounting Pronouncements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; MARKET RISK,” above.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate and in such a manner as to allow timely decisions regarding required disclosure. We have a Disclosure Committee, which is made up of several key management employees and reports directly to the CEO and CFO, to centralize and enhance these controls and procedures and assist our management, including our CEO and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

As of the end of the period covered by this report on Form 10-Q (the “Evaluation Date”), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

As a result of our June 2005 acquisition of Crosstown Traders, Inc. (“Crosstown”), we expanded our disclosure controls and procedures, including certain of our internal controls over financial reporting, to include the consolidation of Crosstown’s financial position and results of operations, as well as acquisition-related accounting and disclosures. As we continue with the integration of Crosstown and the migration of certain Crosstown processes to our existing processes, we are evaluating and modifying, as necessary, their internal control over financial reporting. Other than changes arising out of this acquisition, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable

(b) Not Applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total	Maximum
			Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
	Total		Part of Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs(2)	Programs(2)

July 31, 2005 through August 27, 2005	1,422(1)	$11.31	-	-
August 28, 2005 through October 1, 2005	58(1)	10.89	-	-
October 2, 2005 through October 29, 2005	-	-	-	-
Total	1,480	$11.29	-	-
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of July 30, 2005, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the thirteen weeks ended October 29, 2005. The repurchase programs have no expiration date.

Item 6. Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parenthesis.

2.1
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto, and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005. (Exhibit 2.1).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).
10.1
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

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

10.4
Charming Shoppes, Inc. Performance Share Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A. Lightman, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.4).

10.5
Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A Lightman, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.5).

10.6
Form of Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and certain employees of Crosstown Traders, Inc., incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.6).

10.7
Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank, and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005. (Exhibit 99).

10.8
Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005 among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclay’s Bank PLC as Administrator, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.8).

10.9
Letter Agreement dated as of May 18, 2005 amending the Certificate Purchase Agreement dated as of January 21, 2004 among Charming Shoppes Receivables Corp. as Seller and Class B Purchaser, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Conduit Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.9).

10.10
Amendment and Joinder Agreement, dated as of June 2, 2005, by Crosstown Traders, Inc. and Other Crosstown Companies in favor of Wachovia Bank National Association as Agent for Lenders and financial institutions from time to time parties to the Amended and Restated Loan and Security Agreement, dated January 29, 2004, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.10).

10.11
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (Exhibit 10.1).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: December 5, 2005	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: December 5, 2005	/S/ ERIC M. SPECTER
Eric M. Specter
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit No.	Item
2.1
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005. (Exhibit 2.1).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).
10.1
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003.

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

10.4
Charming Shoppes, Inc. Performance Share Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A. Lightman, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.4).

10.5
Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and Steven A Lightman, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.5).

10.6
Form of Charming Shoppes, Inc. Restricted Stock Agreement dated as of June 2, 2005, between Charming Shoppes, Inc. and certain employees of Crosstown Traders, Inc., incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.6).

10.7
Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank, and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005. (Exhibit 99).

10.8
Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005 among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclay’s Bank PLC as Administrator, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.8).

10.9
Letter Agreement dated as of May 18, 2005 amending the Certificate Purchase Agreement dated as of January 21, 2004 among Charming Shoppes Receivables Corp. as Seller and Class B Purchaser, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Conduit Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.9).

10.10
Amendment and Joinder Agreement, dated as of June 2, 2005, by Crosstown Traders, Inc. and Other Crosstown Companies in favor of Wachovia Bank National Association as Agent for Lenders and financial institutions from time to time parties to the Amended and Restated Loan and Security Agreement, dated January 29, 2004, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 30, 2005 (File No. 000-07258, Exhibit 10.10).

10.11
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (Exhibit 10.1).

31.1	Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.