Form 10-K
period 2006-01-28
CHARMING SHOPPES INC
filed 2006-04-11
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

Common Stock (par value $.10 per share)
(Title of Class)

Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of July 30, 2005 (the last day of the registrant’s most recently completed second fiscal quarter), based on the closing price on July 29, 2005, was approximately $1,394,970,000.

As of March 31, 2006, 122,228,707 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2006 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
2006 FORM 10-K ANNUAL REPORT

(Continued)

ii

PART I

Item 1. Business

GENERAL

We are a leading multi-channel, multi-brand specialty apparel retailer primarily focused on plus-size women’s apparel. Our Retail Stores segment operates retail stores and related E-commerce websites through our three distinct brands: LANE BRYANT(R), FASHION BUG(R), and CATHERINES PLUS SIZES(R). Our Direct-to-Consumer segment operates numerous apparel, accessories, footwear, and gift catalogs and related E-commerce websites through our Crosstown Traders business, which we acquired in June 2005. During the year ended January 28, 2006 (“Fiscal 2006”), the sale of plus-size apparel represented approximately 72% of our total net sales. Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups. As of January 28, 2006, we operated 2,236 stores in 48 states.

LANE BRYANT is a widely recognized name in plus-size fashion. Through private labels, such as VENEZIA(R), CACIQUE(R), and LANE BRYANT(R), we offer fashionable and sophisticated apparel in plus-sizes 14 - 28, including intimate apparel, wear-to-work, and casual sportswear, as well as accessories. LANE BRYANT has a loyal customer base, generally ranging in age from 25 to 45 years old, who shops for fashionable merchandise in the moderate price range. Primarily a mall-based destination store for the plus-size woman, LANE BRYANT operates 748 stores in 46 states that average approximately 5,800 square feet. In March 2003, we began E-commerce operations on our lanebryant.com website. During Fiscal 2006, our LANE BRYANT website has averaged more than 1.8 million unique visitors per month and has an established on-line community.

FASHION BUG stores specialize in selling a wide variety of plus-size, misses and junior apparel, accessories, intimate apparel, and footwear. FASHION BUG customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range. Our 1,025 FASHION BUG stores are located in 45 states, primarily in strip shopping centers, and average approximately 8,800 square feet. In July 2004, we began E-commerce operations on our fashionbug.com website. During Fiscal 2006, our FASHION BUG website has averaged more than 800,000 unique visitors per month.

CATHERINES PLUS SIZES is particularly known for extended sizes (over size 28) and petite plus-sizes. CATHERINES offers classic apparel and accessories for wear-to-work and casual lifestyles. CATHERINES customers generally range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value when purchasing clothes. Our 463 CATHERINES stores are located in 44 states, primarily in strip shopping centers in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States, and average approximately 4,200 square feet. In March 2002, we began E-commerce operations on our catherines.com website. During Fiscal 2006, our CATHERINES website has averaged more than 400,000 unique visitors per month.

CROSSTOWN TRADERS is a direct marketer of women’s apparel, footwear, and specialty gifts. Crosstown Traders markets women’s apparel through its OLD PUEBLO TRADERS(R), BEDFORD FAIR LIFESTYLESTM, BEDFORD FAIR SHOESTYLESTM, WILLOW RIDGETM, LEW MAGRAM(R), BROWNSTONE STUDIO(R), REGALIA(R), INTIMATE APPEAL(R), MONTEREY BAY CLOTHING COMPANY(R), HOME ETC. TM, COWARD(R) SHOE, and other catalog titles and related E-commerce sites, and markets food and specialty gift products through its FIGI’S(R) catalog and related E-commerce site. During the eight months since our acquisition of Crosstown Traders, their websites have collectively averaged more than 400,000 unique visitors per month. Crosstown Traders also operates three outlet stores.

During Fiscal 2006, we signed an agreement to assume the leases on approximately 75-80 outlet store locations. These leases represent the majority of the outlet locations previously operated by Retail Brand Alliance, which ceased its outlet operations early in 2006. The agreement was effective on April 1, 2006, and provides an entry into many of the country’s leading outlet centers for our LANE BRYANT brand. The outlet stores will be operated under the LANE BRYANT OUTLET nameplate. The majority of the stores are expected to open during July and August of 2006, and these outlet locations will average 7,800 square feet.

Financial information by business segment for each of our last three fiscal years is included in “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 19. SEGMENT REPORTING” below.

RETAIL STORES SEGMENT

Stores

Our 2,236 retail stores (as of January 28, 2006) are primarily located in suburban areas and small towns. Approximately 70% of these stores are located in strip shopping centers, with the remainder located in community and regional malls. The majority of our FASHION BUG and CATHERINES stores are strip-center based. Most of our LANE BRYANT stores are in malls. Over the past few years, LANE BRYANT has expanded into strip and lifestyle centers, and has demonstrated success in such locations. Approximately 31% of our LANE BRYANT stores are currently located in strip and lifestyle shopping centers.

We believe that our customers visit strip shopping centers frequently as a result of the tenant mix and convenience of strip shopping centers. Our long-term retail store growth plans are to expand both LANE BRYANT and CATHERINES into additional strip and lifestyle center locations. Availability of strip and lifestyle center retail space significantly outpaces mall expansion. In addition, we benefit in strip and lifestyle centers from substantially lower occupancy costs as compared to occupancy costs in malls.

Our retail store merchandise displays enable our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs. We relocate or remodel our stores as appropriate to convey a fresh and contemporary shopping environment. We frequently test and implement new store designs and fixture packages that are aimed at providing an effective merchandise presentation. We emphasize customer service, including the presence of helpful salespeople in the stores, layaway plans, and acceptance of merchandise returns for cash or credit within a reasonable time period. Typically, our stores are open seven days per week, eleven hours per day Monday through Saturday, and seven hours on Sunday.

During Fiscal 2006, LANE BRYANT introduced and tested a new store concept, the side-by-side CACIQUE store. The new design pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates, presented in a double store-front using the nameplates CACIQUE and LANE BRYANT. As a result of a successful testing period, the majority of LANE BRYANT retail store openings and relocations for Fiscal 2007 are expected to be in the CACIQUE side-by-side format. This larger footprint of approximately 7,000 square feet per combined store compares with the standard strip and lifestyle center store footprint of approximately 5,800 square feet.

Our store openings, closings, and number of locations over the past five fiscal years are as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,	Feb. 1,		Feb. 2,
	2006 (1)	2005	2004	2003		2002
Store Activity:
Number of stores open at beginning of period	2,221	2,227	2,248	2,446		1,755
Opened during period	70	51	50	57		125
Acquired during period	0	0	0	0		651
Closed during period	(55)	(57)	(71)	(255	)(2)	(85)
Number of stores open at end of period	2,236	2,221	2,227	2,248		2,446

Number of Stores by Brand:
FASHION BUG	1,025	1,028	1,051	1,083		1,252
LANE BRYANT	748	722	710	689		647
CATHERINES	463	471	466	467		461
Discontinued brands (3)	0	0	0	9		86
Number of stores open at end of period	2,236	2,221	2,227	2,248		2,446
____________________
(1) Does not include 3 outlet stores operated by Crosstown Traders, Inc.
(2) Includes 124 FASHION BUG stores and 68 ADDED DIMENSIONS(R) stores that were closed in connection with a restructuring plan announced on January 28, 2002.
(3) Includes THE ANSWER(R) and ADDED DIMENSIONS stores closed during Fiscal 2003, and MONSOON(R) and ACCESSORIZE(R) stores closed during Fiscal 2004.

We continue to seek additional locations that meet our financial and operational objectives. We plan to open approximately 155-160 stores and close approximately 50 stores during Fiscal 2007. Planned store openings by brand are approximately 60 LANE BRYANT stores, 75-80 LANE BRYANT OUTLET stores, 15 FASHION BUG stores, and 8 CATHERINES stores. Planned store closings by brand are approximately 15 LANE BRYANT stores, 20 FASHION BUG stores, and 8 CATHERINES stores. Additionally, we currently plan to relocate approximately 35 LANE BRYANT stores, 35 FASHION BUG stores, and 15 CATHERINES stores during Fiscal 2007.

All retail stores are operated under our direct management. Each store has a manager and an assistant manager or supervisor who is in daily operational control of the location. We also employ district managers, who travel to all stores in their district on a frequent basis, to supervise store operations. Each district manager has responsibility for an average of 12 stores. Regional managers, who report to a Vice President of Stores, supervise the district managers. Generally, we appoint store managers from the group of assistant managers and district managers from the group of store managers. We seek to motivate our store personnel through internal advancement and promotion, competitive wages, and various incentive, medical, and retirement plans. We centrally develop store operations, merchandising, and buying policies, and assign to individual store management the principal duties of display, selling, and reporting through point-of-sale terminals.

Merchandising and Buying

We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the target customer for each of our Retail Store brands. Separate merchandise groups for each of our brands conduct merchandise purchasing using buyers supervised by one or more merchandise managers. We believe that specialization of buyers within our brands enhances the distinctiveness of our brands and their offerings. In addition, we use domestic and international fashion market guidance, fashion advisory services, proprietary design, and in-store testing to determine the optimal product assortments for each of our brands. We believe that this approach results in greater success in predicting customer preferences while reducing our inventory investment and risk. We also seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit. Our merchandising and buying philosophy, coupled with enhancements in inventory management, helps facilitate the timely and orderly purchase and flow of merchandise. This enables our stores to offer fresh product assortments on a regular basis.

We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location. At LANE BRYANT, we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and wear-to-work merchandise, intimate apparel, and accessories. We strive to translate current trends into plus-sizes and to be first to market with our styles. At FASHION BUG, we offer a broad assortment of both casual and wear-to-work apparel, in plus, misses, and junior sizes as well as girls, at low-to-moderate prices. FASHION BUG’s plus- and misses-size merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear. FASHION BUG’s junior merchandise reflects the latest fashion trends and includes a significant amount of well-recognized third-party national brands. At CATHERINES, we offer a broad assortment of plus-size merchandise in classic styles designed to provide “head-to-toe” dressing for our customers. CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes. CATHERINES has developed a unique expertise in the fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

For stores that are identified as having certain attributes, we use our distribution capabilities to stock the stores with products specifically targeted to such attributes. Our merchandising staffs obtain store- and brand-wide inventory information generated by merchandise information systems that use point-of-sale terminals. Merchandise can be followed from the placement of our initial order for the merchandise to the actual sale to our customer. Based upon this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons. In addition, we continue to work to improve inventory turnover by better managing the flow of seasonal merchandise to our stores across all geographic regions.

We employ a realistic pricing strategy for our stores that is aimed at setting the initial price markup of fashion merchandise in order to increase the percentage of sales at the original ticketed price. We believe this strategy has resulted in a greater degree of credibility with the customer. However, our pricing strategy typically does allow sufficient margin to permit merchandise discounts in order to stimulate customer purchases when necessary.

Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the spring and Christmas seasons. We generally build inventory levels before these peak sales periods. To maintain current and fashionable inventory, we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Retail Stores segment sales for the four quarters of Fiscal 2006, as a percent of annual Retail Stores segment sales, were 24.6%, 26.0%, 23.1%, and 26.3%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic. We use targeted direct-mail advertising to preferred customers selected from a database of approximately 27.8 million proprietary credit card, third-party credit card, and cash customers that have purchased merchandise from us within the past three years. We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours to attract customers. We maintain websites for our LANE BRYANT, FASHION BUG, and CATHERINES brands that provide information regarding current fashions and promotions. We believe that, with the planning and guidance of our specialized home-office personnel, each brand provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

We offer our Retail Store customers various loyalty card programs. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. Additional information on our loyalty card programs is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Revenue Recognition” below.

In August 2003, we launched FIGURE(R) magazine, a periodic fashion and lifestyle magazine for women. The magazine features clothing and fashions from our LANE BRYANT, FASHION BUG, and CATHERINES brands, and also covers topics such as: beauty; health and fitness; home, food, and entertaining; relationships; and social and community issues. FIGURE magazine is available by subscription, and is also sold in all of our stores and at selected newsstands and supermarkets, including certain national booksellers. Since its inception, the magazine has grown to a per-issue circulation of more than 400,000 copies.

Sourcing

To meet the demands of our customers, we access both the domestic wholesale and overseas markets for our Retail Store merchandise purchases. This allows us to maintain flexible lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. During Fiscal 2006, we purchased merchandise from approximately 1,000 suppliers and factories located throughout the world. We use our overseas sourcing operations, which generally require longer lead times, primarily to purchase fashion-basic merchandise for our stores. In Fiscal 2006, our overseas sourcing operations accounted for approximately 27% of Retail Store merchandise purchases. Overseas sourcing by brand, as a percent of merchandise purchases, was approximately 29% for FASHION BUG, 27% for LANE BRYANT, and 20% for CATHERINES. In addition, during Fiscal 2006, we purchased a portion of LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”). Mast, a contract manufacturer and apparel importer, is a wholly-owned subsidiary of Limited Brands, Inc. (“Limited Brands”). These purchases from Mast accounted for approximately 12% of our total Retail Store merchandise purchases and approximately 32% of merchandise purchases for LANE BRYANT during Fiscal 2006. No other vendor accounted for more than 4% of total Retail Store merchandise purchases during Fiscal 2006.

We pay for a majority of our merchandise purchases outside the United States using letters of credit with third-party vendors where we are the importer of record. To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should events such as political instability or a natural disaster result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment. For our FASHION BUG stores, we operate a distribution center in Greencastle, Indiana. Located on a 150-acre tract of land, this facility contains a building of approximately 1,000,000 square feet. We estimate that this facility has the capacity to service up to approximately 1,800 stores. For our LANE BRYANT stores and CATHERINES stores, we operate a distribution center in White Marsh, Maryland. Located on 29 acres of land, the White Marsh facility contains a building of approximately 393,000 square feet, which is currently designed to service up to approximately 1,600 stores. Beginning in Fiscal 2007, we also expect to use the Greencastle facility to service our LANE BRYANT OUTLET stores. Our distribution and logistics operations provide adequate current capacity, and we are currently evaluating our overall long-term distribution and logistics requirements for both our Retail Stores and our Direct-to-Consumer segments.

Substantially all of our merchandise purchases are received at these distribution facilities, where they are prepared for distribution to our stores. Automated sorting systems in the distribution centers enhance the flow of merchandise from receipt to quality control inspection, receiving, ticketing, packing, and final shipment. Merchandise is shipped to each store principally by common carriers. We use computerized automated distribution attributes to combine shipments when possible and improve the efficiency of the distribution operations.

Inventory and fulfillment activities for our Retail Stores segment E-commerce operations are handled by a third-party warehouse facility in Indianapolis, Indiana. We have 150,000 square feet of space which is used for merchandise receipt, storage, picking, packing, shipping, and returns processing. A majority of the merchandise is received from our Greencastle and White Marsh distribution centers. This facility, which shipped approximately 2,900,000 units in Fiscal 2006, has a current capacity of approximately 7,500,000 units per year.

DIRECT-TO-CONSUMER SEGMENT

We established our Direct-to-Consumer segment in June 2005 with the acquisition of Crosstown Traders, Inc. Crosstown Traders operates multiple catalog titles and related websites, with the majority of revenues derived from the catalog sales of women's apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown Traders also derives revenues from the catalog sales of food and gifts, a substantial majority of which occur during the Christmas holiday season. In addition to catalog and catalog-related E-commerce operations, Crosstown Traders operates three catalog outlet stores.

The acquisition of Crosstown Traders provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which includes our catalog and catalog-related E-commerce sales distribution channels. We will continue to build infrastructure to prepare for the launch of new catalog offerings, including the launch of the LANE BRYANT catalog in 2007. The LANE BRYANT catalog trademark, which is currently licensed by a third party, will revert to us in late Fiscal 2008. We also plan to launch additional catalog titles in the future, including apparel, home, and footwear titles under the FASHION BUG and CATHERINES brands, and plan to develop cross-channel selling tools with our Retail Stores segment.

The Direct-to-Customer segment complements the Retail Stores segment by providing a different channel to serve our customers’ lifestyle needs with targeted merchandise offerings and marketing media. This channel allows us to offer to our customers targeted merchandise assortments in wide color and size selections not generally available in our retail stores. In addition, we believe that the mail order catalogs and catalog-related E-commerce serve as a cost efficient means of building brand awareness as well as testing market acceptance of new products and new brands.

Merchandising and Buying

Generally, the initial sourcing of new merchandise for a catalog begins six to nine months before the catalog is mailed. We target each of our catalogs to its particular market by offering a focused assortment of merchandise designed to meet the needs and preferences of each catalog’s customers. Through market research and ongoing testing of new products and concepts, we develop a separate merchandise strategy for each catalog, including appropriate merchandise assortments, price points, mailing plans, and product presentation. We seek to develop exclusive or private label products for a number of our catalogs on an ongoing basis to further differentiate each catalog’s identity.

Our FIGI’S food and specialty gift catalog experiences a peak sales period during the Christmas season, with approximately 80% of its annual sales occurring during our fourth quarter. We generally build inventory before this peak sales period.

Marketing and Promotions

Our catalogs range in size from approximately 32 - 132 pages, with 4 - 12 editions per year depending on the seasonality and fashion content of the products offered. We may mail each edition several times each season with slight variations in format and content. We have mailed approximately 145 million catalogs since our acquisition of Crosstown Traders on June 2, 2005, which was in line with our catalog circulation plans. Our circulation strategy was focused on mailing to customers who had already purchased from us and acquiring new customers through targeted prospecting.

We use outside creative agencies or our own creative staff to develop the designs, layout, copy, feel, and theme of our catalogs. We have created E-commerce-enabled websites for each of our catalogs, which offer all of a particular catalog’s merchandise and more extensive offerings than any single issue of a print catalog. Customers can request catalogs and place orders for not only website merchandise, but also for merchandise from any current print catalog already mailed. The website for each catalog is prominently promoted within each catalog.

We maintain all of our catalog, internet, retail customer, and transaction data in multi-channel customer databases. This cross-channel customer database contains detailed purchasing information and certain demographic information about our customers, E-mail addresses, and the names and addresses of individuals who have requested catalogs from us. This database enables us to see how our customers use our various channels to shop.

We continuously analyze our customers’ responses to our catalog mailings and E-commerce promotions in order to understand our customers’ profit contribution. We have developed our own customer selection criteria to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns. We review the results of each of our catalog mailings. The results are used to further refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability. We also analyze historical purchasing patterns of existing customers, including recency, frequency, and monetary activity, to assist in merchandising and customer targeting and to increase sales to existing customers.

We acquire lists of prospective customers by renting or exchanging lists with database cooperatives and other sources, including direct competitors. Our most productive prospects tend to come from customer lists of other women's apparel catalogs. We also rent our customer list to others, including direct competitors. In order to determine which prospective customers will receive a particular catalog mailing, we analyze available information concerning such prospects, including historical profit contribution for comparable customer segments and, to the extent possible, use the same type of statistical modeling techniques used to target mailings to our own customers.

We strive to develop promotional formats that will stimulate customer purchases from our catalogs and websites. Successful promotional formats include different catalog wraps, multiple-unit purchase discounts, free shipping, and promotional tag lines such as “last chance” offers. We also market our E-commerce websites in our catalogs. This marketing channel has been the principal marketing mechanism to reach our E-commerce target audience.

Leveraging its experience in handling direct-to-consumer transactions, Crosstown Traders continues to refine its technology infrastructure and customer service processes to make catalog shopping as convenient as possible. We maintain toll free numbers, accessible 24 hours a day, seven days a week (except for major holidays) to accept orders and catalog requests, and to answer order and credit-account-related questions. We utilize an 850-seat call center network in multiple locations supported by integrated system platforms designed to provide uninterrupted services to our customers. Telephone calls are answered by knowledgeable call-center associates, who process customer orders and answer questions on merchandise and its availability. These customer service associates also assist customers in the selection of merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. Many order taking, order status, and other service inquiry functions can also be conducted on Crosstown’s E-commerce sites, allowing customers to browse and shop at their own pace.

Our sales associates enter order data into an online computerized system, which systematically updates its customer database and permits us to measure customer responses to our individual merchandise and catalog mailings. Much of the sales and inventory information is available to our buying staff on a real-time basis throughout the business day. We have achieved efficiencies in order processing and fulfillment, which permit the shipment of most orders the following business day.

Sourcing

We use primarily the domestic wholesale markets for our Direct-to-Consumer merchandise purchases. During Fiscal 2006, we purchased merchandise from approximately 900 suppliers and factories located throughout the United States. No single vendor accounted for more than 3% of total Direct-to-Consumer merchandise purchases during Fiscal 2006. We are beginning to shift a portion of the sourcing for our Direct-to-Consumer segment from domestic markets to our international sourcing network, using third-party suppliers.

Distribution and Logistics

We operate several distribution centers and an 850-seat call center network supported by integrated systems platforms for our Direct-to-Consumer segment, which handle receiving, quality control inspection, and distribution directly to our Direct-to-Consumer catalog and catalog-related E-commerce customers. A 240,000 square foot leased facility in Tucson, Arizona ships approximately 3,500,000 packages per year to customers of our OLD PUEBLO TRADERS, MONTEREY BAY CLOTHING COMPANY, INTIMATE APPEAL, and REGALIA catalogs. A separate 100,000 square foot leased facility in Tucson, which became fully operational in the first quarter of Fiscal 2007, will service footwear for all catalogs and E-commerce sites (including Retail Store E-commerce sites commencing in Fiscal 2007). A 240,000 square foot leased facility in Wilmington, North Carolina ships approximately 2,900,000 packages per year to customers of our BEDFORD FAIR, WILLOW RIDGE, BROWNSTONE STUDIO, and LEW MAGRAM catalogs. We own a 130,000 square-foot automated distribution center in Marshfield, Wisconsin which serves as the main distribution center for our FIGI’S catalog and ships approximately 2,000,000 packages per year. Two additional warehouses (a 122,000 square-foot leased facility in Stevens Point, Wisconsin, which services our HOME ETC. catalog, and a 46,000 square-foot owned facility in Neillsville, Wisconsin) also service FIGI’S. Our distribution and logistics operations provide adequate current capacity, and we are currently evaluating our overall long-term distribution and logistics requirements for both our Retail Stores and our Direct-to-Consumer segments.

Proprietary Credit Programs

We seek to encourage sales through the promotion of our proprietary credit cards. We believe that our credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct-mail promotion, and encouraging incremental sales. Our FASHION BUG, LANE BRYANT, CATHERINES, and Crosstown Traders brands each offer our customers the convenience of proprietary credit card programs.

Our FASHION BUG credit card program accounted for approximately 29% of FASHION BUG retail sales in Fiscal 2006, and has approximately 1.9 million active accounts. We control credit policies and service the FASHION BUG proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

The LANE BRYANT credit card program accounted for approximately 30% of LANE BRYANT retail sales in Fiscal 2006, and has approximately 1.2 million active accounts. During Fiscal 2006, we used a third-party bank to finance and service the LANE BRYANT credit card program. This third-party bank provides new account approval, credit authorization, billing, and account collection services. Under a non-recourse agreement with the third-party bank, we are reimbursed with respect to sales generated by the credit cards. Our agreement with the third-party bank expires in October 2007. Upon termination of the agreement, we have the right to purchase the receivables allocated to the Lane Bryant retail stores under the agreement at book value from the third party.

Our CATHERINES credit card program accounted for approximately 32% of CATHERINES retail sales in Fiscal 2006, and has approximately 0.7 million active accounts. Prior to March 2005, we had a non-recourse agreement with a third-party bank for our CATHERINES brand that was similar to the LANE BRYANT program. In March 2005, we purchased the CATHERINES credit card portfolio for approximately $54.6 million. Subsequent to this acquisition, we control credit policies and service the CATHERINES proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

The credit card receivables from the Crosstown Traders apparel program, which we securitized subsequent to our acquisition of Crosstown Traders, are originated in a non-bank program by Crosstown Traders. Our Crosstown Traders credit card program accounted for approximately 36% of Crosstown Traders apparel retail sales in Fiscal 2006, and has approximately 0.9 million active accounts. We control credit policies and service the Crosstown Traders proprietary credit card file. In addition to this program, FIGI’S, one of Crosstown Traders’ non-apparel catalog brands, offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.

A more comprehensive description of our asset securitization process and our commitments under the third-party bank agreements is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Off-Balance-Sheet Arrangements” and “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” below.

COMPETITION

The women's specialty retail apparel and direct-to-consumer businesses are highly competitive, with numerous competitors, including department stores, specialty apparel stores, discount stores, and mail-order and E-commerce companies. We cannot reasonably estimate the number of our competitors due to the large number of women’s apparel and direct-to-consumer retailers. The primary elements of competition common to both our Retail Stores segment and our Direct-to-Consumer segment are merchandise style, size, selection, fit, quality, display, price, attractive website/catalog layout, efficient fulfillment of website and catalog mail orders, and personalized service to the customer. For our Retail Stores segment, store location, design, advertising, and promotion are also significant elements of competition.

EMPLOYEES

As of the end of Fiscal 2006, we employed approximately 28,000 associates, which included approximately 17,500 part-time employees. In addition, we hire a number of temporary employees during the Christmas season. Approximately 100 of our employees are represented by unions whose contracts are currently due to expire in August 2006. We expect to negotiate new agreements with these unions by the end of August 2006. We believe that overall our relationship with these unions, and our employees in general, is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. “FASHION BUG(R)”, “FASHION BUG PLUS(R)”, “BUNDLE OF JOY(R)”, “FIGURE(R)”, “L.A. BLUES(R)”, “CATHERINES(R)”, “CATHERINES PLUS SIZES(R)”, “C.S.T. STUDIO(R)”, “C.S.T. SPORT(R)”, “MAGGIE BARNES(R)”, “ANNA MAXWELL(R)”, “LIZ & ME(R)”, “SERENADA(R)”, “LANE BRYANT(R)”, “LANE BRYANT OUTLETTM” “VENEZIA(R)”, “CACIQUE(R)”, “PETITE SOPHISTICATE(R)”, “OLD PUEBLO TRADERS(R)”, “BEDFORD FAIR LIFESTYLESTM”, “BEDFORD FAIR SHOESTYLESTM”, “WILLOW RIDGETM”, “LEW MAGRAM(R)”, “BROWNSTONE STUDIO(R)”, “REGALIA(R)”, “INTIMATE APPEAL(R)”, “MONTEREY BAY CLOTHING COMPANY(R)”, “HOME ETC. TM”, “COWARD(R) SHOE”, “FIGI’S(R)”, and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

We also own the following Internet domain name registrations: catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugcard.com, fashionbugplus.com, figuremag.com, lanebryant.com, figis.com, bedfordfair.com, brownstonestudio.com, cowardshoe.com, intimateappeal.com, lewmagram.com, willowridgecatalog,com, oldpueblotraders.com, regaliaonline.com, shoetrader.com, shopthebay.us, and others of lesser importance.

EXECUTIVE OFFICES

Charming Shoppes, Inc., was incorporated in Pennsylvania in 1969. Our principal offices are located at 450 Winks Lane, Bensalem, Pennsylvania 19020. Our telephone number is (215) 245-9100.

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.charmingshoppes.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our historical filings can also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or can be accessed directly from the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) 732-0330. See “PART III; Item 10. Directors and Executive Officers of the Registrant” below for additional information that is available on our Internet website.

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this annual report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and operating results, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-K and in our other public filings. The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women's apparel. Our success depends in part on our ability to effectively predict and respond to quickly changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed sales opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

Existing and increased competition in the women's retail apparel and direct-to-consumer markets may reduce our net revenues, profits, and market share.

The women's specialty retail apparel and direct-to-consumer markets are highly competitive. Our competitors include individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and Internet-based retailers. As a result of this competition, we are required to effectively market and competitively price our products to consumers in diverse markets, and we may experience pricing pressures, increased marketing expenditures, and loss of market share, which could have a material adverse effect on our business, financial condition, and results of operations. We believe that the principal bases upon which we compete are merchandise style, size, selection, quality, and price, as well as store location, design, advertising, promotion, and personalized service to our customers. Other women's apparel and direct-to-consumer companies with greater financial resources, marketing capabilities, or brand recognition may enter the plus-size business. We cannot give assurance that we will be able to compete successfully against existing or future competitors.

A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook could adversely affect consumer spending habits and mall traffic, which could result in a reduction in our net sales. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining and improving our operating margins is dependent on our ability to successfully control our operating costs.

In order to maintain or improve our operating margins, we need to successfully manage our operating costs. Our inability to successfully manage labor costs, increases in costs such as postage and paper, occupancy costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, would adversely affect our operating margins and our results of operations. In addition, we may be unable to obtain adequate insurance coverage for our operations at a reasonable cost.

Our operating results fluctuate from season to season.

Our retail store and direct-to-consumer operations experience seasonal fluctuations in net sales and consequently in operating income, with peak sales occurring during the Easter, Labor Day, and Christmas seasons. In addition, extreme or unseasonable weather can affect our sales. Any decrease in net sales or margins during our peak selling periods, or in the availability of working capital needed in the months before these periods, could have a material adverse effect on our business, financial condition, and results of operations. We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, including perishable products in certain of our direct-to-consumer businesses, before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to obtain sufficient working capital financing.

Our business requires substantial investment in our inventory for a long period before sales occur. Consequently, we require significant amounts of working capital financing. We depend on the availability of credit to fund our working capital, including credit we receive from our suppliers and their agents, on our credit card securitization program, and on our revolving credit facility. If we are unable to obtain sufficient financing at an affordable cost, we might be unable to adequately merchandise our stores, E-commerce, or catalog businesses, which could have a material adverse effect on our business, financial condition, and results of operations.

We face challenges in managing our recent growth.

Our operating challenges and management responsibilities are increasing as we continue to grow and expand into additional distribution channels. Successful growth will require that we continue to expand and improve our internal systems and our operations, including our distribution infrastructure. Our business plan depends on our ability to open and operate new retail stores and to convert, where applicable, the formats of existing stores on a profitable basis. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our stores. We are also seeking to complete the integration of Crosstown Traders and our Direct-to-Consumer channel into our current operating structure. Growth in our Direct-to-Consumer channel is dependent on sufficient response rates to our catalogs and Internet websites and access to new customers, which may not occur. In addition, we plan to continue to build infrastructure in our Direct to Consumer channel to prepare for the launch of new catalogs, including the launch of the LANE BRYANT catalog in calendar 2007 when the LANE BRYANT catalog trademark, currently licensed by a third party, reverts to us. These objectives have created, and may continue to create, additional pressure on our staff and on our operating systems. We cannot assure the successful implementation of our business plan for our Retail Store and Direct-to-Consumer segments, or that we will achieve our objectives as quickly or as effectively as we hope.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our Chief Executive Officer, Dorrit J. Bern, and her management team. The loss of services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-person life insurance policies with respect to any of our employees.

Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market.

Our business is primarily focused on sales of plus-size women’s apparel, which represents a majority of our total net sales. Our operating results could be adversely affected by a lack of continued growth in the plus-size women’s apparel market.

We could be materially and adversely affected if any of our distribution or fulfillment centers are shut down.

We operate distribution facilities in Greencastle, Indiana, and Baltimore County, Maryland, and we operate catalog fulfillment centers in Tucson, Arizona, Marshfield, Wisconsin, Stevens Point, Wisconsin, and Wilmington, North Carolina. Most of the merchandise we purchase is shipped directly to our distribution and fulfillment centers, where it is prepared for shipment to the appropriate stores or to the customer. If any of our distribution or fulfillment centers were to shut down or lose significant capacity for any reason, the other distribution or fulfillment centers may not be able to adequately support the resulting additional distribution demands, in part because of capacity constraints and in part because each distribution or fulfillment center services a particular brand or brands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace the affected distribution or fulfillment center.

Natural disasters, war, acts of terrorism, or the threat of either may negatively impact the availability of merchandise and otherwise adversely impact our business.

In the event of a natural disaster, war, or acts of terrorism, or if either are threatened, our ability to obtain merchandise for sale in our stores or through our direct-to-consumer business may be negatively impacted. A significant portion of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our net sales and profit margins may be adversely affected. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores, or our direct-to-consumer customers. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.

Our inability to successfully manage customer service or fulfillment for our E-commerce websites or our catalog business could adversely impact our operating results.

Successful management of our E-commerce and catalog operations is dependent on our ability to maintain efficient and uninterrupted customer service and order fulfillment. Inadequate systems capacity, a disruption or slowdown in telecommunications services, changes in technology, changes in government regulations, systems issues, security breaches, a failure to integrate order management systems, or customer privacy issues could result in reduced sales or increases in operating expenses as a result of our efforts or our inability to remedy such issues. In addition, we may not be able to hire sufficient qualified associates to support our E-commerce or catalog operations during peak periods, especially during the Christmas holiday season. The occurrence of one or more of these events could adversely affect our E-commerce or catalog businesses.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad. Such risks include (but are not necessarily limited to):

●	political instability;
●	increased security requirements applicable to imported goods;
●	trade restrictions;
●	imposition of, or changes in, duties, quotas, taxes, and other charges on imports;
●	currency and exchange risks;
●	issues relating to compliance with domestic or international labor standards;
●	concerns over anti-dumping,
●	delays in shipping; or
●	increased costs of transportation.
New initiatives could be proposed that would have an impact on the trading status of certain countries, and could include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business will depend on our foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control.

Issues of global workplace conditions may adversely affect our business.

If any one of our manufacturers or vendors fails to operate in compliance with applicable laws and regulations, is perceived by the public as failing to meet certain labor standards in the United States, or employs unfair labor practices, our business could be adversely affected. Current global workplace concerns of the public include perceived low wages, poor working conditions, age of employees, and various other employment standards. These globalization issues may affect the available supply of certain manufacturers' products, which may result in increased costs to us. Furthermore, a negative customer perception of any of our key vendors or their products may result in a lower customer demand for our apparel.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations for our Retail Stores segment.

Our sales are dependent in part on a high volume of strip shopping center and mall traffic. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on our business. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations. We cannot assure you that desirable store locations will continue to be available. Acquisition of additional store locations is also dependent on our ability to successfully negotiate lease terms for such locations. In addition, the timely opening of new store locations could be adversely affected by delays in obtaining necessary permits and approvals, lack of availability of construction materials and labor, or work stoppages.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and servicemarks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and servicemarks on a worldwide basis. We are not aware of any claims of infringement or challenges to our right to use any of our trademarks and servicemarks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and servicemarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, servicemarks and proprietary rights of others. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

OTHER RISKS

Anti-takeover provisions in our governing documents and Pennsylvania law may discourage other companies from attempting to acquire us.

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control. For example, our articles of incorporation and bylaws contain provisions that:

●	classify our board into three classes, with one class being elected each year;
●	do not permit cumulative voting;
●	permit our board to issue "blank check" preferred stock without shareholder approval;
●	require certain advance notice procedures with regard to the nomination of candidates for election as directors, other than nominations by or at the direction of our board;
●	prohibit us from engaging in some types of business combinations with a holder of 10% or more of our voting securities without super-majority shareholder or board approval;
●	prevent our directors from being removed without cause except upon super-majority shareholder approval; and
●	prevent a holder of 20% or more of our common stock from taking certain actions without certain approvals.

We also have adopted a Shareholder Rights Plan. This plan may make it more difficult and more expensive to acquire us, and may discourage open market purchases of our common stock or a non-negotiated tender or exchange offer for such stock, and, accordingly, may limit a shareholder's ability to realize a premium over the market price of our common stock in connection with any such transaction.

Failure to comply with the provisions of the Sarbanes-Oxley Act of 2002 could adversely affect our business.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform periodic assessments of the effectiveness of our internal control over financial reporting, and to report on the results of our assessments in our quarterly and annual reports to the Securities and Exchange Commission. Our independent registered public accounting firm is required on an annual basis to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, or if our independent registered public accounting firm is unable to timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could require us to recognize financial statement effects which could have an adverse effect on our reported results of operations.

Changes in estimates related to our property, plant, equipment, or our intangible assets could adversely affect our reported results of operations.

We make certain significant assumptions, estimates, and projections related to the useful lives of our property, plant, and equipment and the valuation of intangible assets related to acquisitions. The carrying amount and/or useful life of these assets are subject to periodic valuation tests for impairment. Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset. If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result. Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease all our stores, with the exception of three stores that we own. Typically, store leases have initial terms of 5 to 20 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.

With respect to leased stores open as of January 28, 2006, the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring(1)

2006	205(2)
2007 - 2011	652
2012 - 2016	439
2017 - 2021	445
2022 - 2026	422
2027 - 2031	56
Thereafter	17
____________________
(1) Excludes 3 Crosstown Traders outlet stores
(2) Includes 142 stores on month-to-month leases

Additional information with respect to facilities that we own or lease is as follows:

Size in		Leased/
Sq. Feet	Location	Owned	Description

1,000,000	Greencastle, IN	Owned	FASHION BUG distribution center
393,000	White Marsh, MD	Owned	LANE BRYANT and CATHERINES distribution center
240,000	Tucson, AZ	Leased	Crosstown Traders distribution center
240,000	Wilmington, NC	Leased	Crosstown Traders distribution center
213,000	Memphis, TN	Owned	Warehouse facility (currently leased to a third party)
145,000	Bensalem, PA	Owned	Corporate technology center, LANE BRYANT OUTLET operations, and corporate administrative offices
142,000	Bensalem, PA	Leased	Corporate headquarters/FASHION BUG operations
135,000	Columbus, OH	Leased	LANE BRYANT home office(1)
130,000	Marshfield, WI	Owned	Crosstown Traders distribution center
129,000	Stevens Point, WI	Leased	Crosstown Traders distribution and call centers
100,000	Tucson, AZ	Leased	Crosstown Traders distribution center
63,000	Memphis, TN	Owned	CATHERINES home office
63,000	Marshfield, WI	Owned	Crosstown Traders administrative offices and call center
60,000	Phoenix, AZ	Leased	Crosstown Traders manufacturing facility
46,000	Neillsville, WI	Owned	Crosstown Traders distribution center
45,000	Tucson, AZ	Leased	Crosstown Traders offices
40,000	Greenwich, CT	Leased	Crosstown Traders offices
23,000	Hong Kong, PRC	Owned	International sourcing offices
13,000	Hong Kong, PRC	Leased	International sourcing warehouse and offices
30,000	Miami Township, OH	Leased	Spirit of America National Bank (our wholly-owned credit card bank subsidiary) and credit operations
22,000	Carlsbad, CA	Leased	Crosstown Traders offices
17,000	New York, NY	Leased	E-commerce operations
____________________
(1) During Fiscal 2006, we relocated our LANE BRYANT home office from a 130,000 square-foot leased facility in Reynoldsburg, Ohio to the facility in Columbus, Ohio.

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

Dorrit J. Bern, 55, has served as Chairman of the Board of Directors since January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern’s term as a Director expires in 2008.

Joseph M. Baron, 58, has served as Executive Vice President and Chief Operating Officer since March 2002. Before that, he served as President and Chief Executive Officer of Homelife Corporation from February 1999 to October 2001. Homelife Corporation filed a bankruptcy petition under Chapter 11 of the U. S. Bankruptcy Code during July 2001.

James G. Bloise, 62, has served as Executive Vice President - Supply Chain Management, Information Technology, and Shared Business Services since December 2005 and as Senior Vice President - Supply Chain Management from March 2002 to December 2005. Before that, he served as an executive management consultant. From May 1996 to July 1999, Mr. Bloise served as Chief Operating Officer for the Calvin Klein Jeanswear Division of Warnaco, Inc. (formerly Design Holdings, Ltd., a NYSE-listed company).

Michel Bourlon, 46, has served as Executive Vice President - Sourcing since March 2004. Before that, he served as Managing Director of Eddie Bauer International (Hong Kong) Ltd., from September 1997 to February 2004.

Anthony A. DeSabato, 57, has served as Executive Vice President - Corporate and Labor Relations, and Business Ethics since July 2003. Before that, he served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

Eric M. Specter, 48, has served as Executive Vice President - Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 57, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

Gale H. Varma, 55, has served as Executive Vice President - Human Resources since July 2003. Before that, she served as Division Vice President - Human Resources and Ethics Officer for the Prudential Institutional Employee Benefits division of Prudential Financial Services, a division of Prudential Insurance Company of America, from September 1997 to April 2003.

Jonathon Graub, 47, has served as Senior Vice President - Real Estate, since December 1999, and he has been employed by us since 1981.

John J. Sullivan, 59, has served as Vice President - Corporate Controller since October 1998.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter market and quoted on the NASDAQ National Market (“NASDAQ”) under the symbol “CHRS,” and is listed and traded on the Chicago Board Options Exchange (“CBOE”) and Pacific Stock Exchange (“PCX”) under the symbol “QSR.” The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by NASDAQ.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

1st Quarter	$9.03	$7.04	$8.22	$5.70
2nd Quarter	12.25	7.00	9.19	6.48
3rd Quarter	12.34	9.69	7.73	6.23
4th Quarter	14.07	10.86	9.64	7.55

The approximate number of holders of record of our common stock as of March 31, 2006 was 1,823. This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the near future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Our existing revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after the payment of such dividends. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Financing; Long-term Debt and Equity Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT” below).

Information regarding our equity compensation plans appears in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

			Total	Maximum
			Number	Number of
			of Shares	Shares that
	Total		Purchased as	May Yet be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs(2)	or Programs(2)

October 30, 2005 through November 26, 2005	550(1)	$11.20(1)	-

November 27, 2005 through December 31, 2005	-	-	-

January 1, 2006 through January 28, 2006	696(1)	12.65(1)	-
Total	1,246	$12.01	-
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
  (2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of January 28 2006 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the thirteen weeks ended January 28, 2006. The repurchase programs have no expiration date.

Item 6. Selected Financial Data

The following table presents selected financial data for each of our five fiscal years ended as of February 2, 2002 through January 28, 2006. The selected financial data is taken from our audited financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
	Jan. 28,	Jan. 29,		Jan. 31,		Feb. 1,		Feb. 2,
(Dollars in thousands, except per share amounts)	2006(1)	2005(2)		2004(2)		2003(2)		2002(2) (3)

Operating Statement Data:
Net sales	$2,755,725	$2,334,736		$2,288,363		$2,413,356		$1,995,785

Cost of goods sold, buying, catalog, and
occupancy expenses	1,911,275	1,642,650		1,645,499		1,727,253		1,462,198
Selling, general, and administrative expenses	683,231	577,301		558,248		603,502		486,204
Amortization of goodwill	0	0		0		0		4,885
Expenses related to cost reduction plan	0	605	(4)	11,534	(4)	0		0
Restructuring charge (credit)	0	0		0		(4,813	)(5)	37,708 (5)
Total operating expenses	2,594,506	2,220,556		2,215,281		2,325,942		1,990,995
Income from operations	161,219	114,180		73,082		87,414		4,790
Other income	9,093	3,098		2,050		2,328		4,730
Interest expense	(17,911)	(15,610)		(15,609)		(20,292)		(18,701)
Income (loss) before income taxes, minority interest,
and cumulative effect of accounting changes	152,401	101,668		59,523		69,450		(9,181)
Income tax provision (benefit)	53,010	37,142		21,623		27,117		(1,838)
Income (loss) before minority interest and cumulative
effect of accounting changes	99,391	64,526		37,900		42,333		(7,343)
Minority interest in net loss of consolidated subsidiary	0	0		142		679		0
Cumulative effect of accounting changes, net of tax	0	0		0		(49,098	)(6)	0
Net income (loss)	$99,391	$64,526		$38,042		$(6,086)		$(7,343)

Basic net income (loss) per share:
Before cumulative effect of accounting changes	$.83	$.56		$.34		$.38		$(.07)
Net income (loss)	.83	.56		.34		(.05)		(.07)
Basic weighted average common shares outstanding	119,831	116,196		112,491		113,810		105,842

Diluted net income (loss) per share:
Before cumulative effect of accounting changes	$.76	$.52		$.33		$.36		$(.07)
Net income (loss)	.76	.52		.33		(.01)		(.07)
Diluted weighted average common shares and
equivalents outstanding	137,064	133,174		128,558		130,937		105,842

(Table continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY
(Continued)

	Year Ended
(Dollars in thousands)	Jan. 28,	Jan. 29,	Jan. 31,	Feb. 1,	Feb. 2,
	2006(1)	2005	2004	2003	2002(3)
Balance Sheet Data:
Total assets	$1,566,995	$1,303,771	$1,173,070	$1,139,564	$1,147,911
Current portion - long-term debt	14,765	16,419	17,278	12,595	9,379
Long-term debt	191,979	208,645	202,819	203,045	208,491
Working capital	338,641	413,989	266,178	190,797	119,873
Stockholders’ equity	814,348	694,464	587,409	546,555	538,039

Performance Data:
Including cumulative effect of accounting changes:
Net return on average stockholders’ equity	13.2%	10.1%	6.7%	(1.1)%	(1.4)%
Net return on average total assets	6.9	5.2	3.3	(0.5)	(0.7)

Before cumulative effect of accounting changes:
Net return on average stockholders’ equity	13.2%	10.1%	6.7%	7.6%	(1.4)%
Net return on average total assets	6.9	5.2	3.3	3.7	(0.7)
____________________
(1) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition (June 2, 2005).
(2) Certain prior-year amounts have been reclassified to conform to the current-year presentation.
(3) Includes the results of operations of Lane Bryant, Inc., from the date of acquisition (August 16, 2001).
(4) In March 2003, we announced a cost reduction plan designed to take advantage of the centralization of corporate administrative services and to realize certain efficiencies, in order to improve profitability. For details of the program, see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 15. EXPENSES RELATED TO COST REDUCTION PLAN” below.

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

(6) In Fiscal 2003, we fully adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the transition provisions of SFAS No. 142, we tested goodwill related to our CATHERINES acquisition for impairment, and recorded a write-down of $43,975,000 to reduce the carrying value of the goodwill to its estimated fair value. In addition, we recognized a charge of $5,123,000, net of income taxes of $2,758,000, in connection with the adoption of FASB Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  This charge represents a reduction in inventory cost for the cumulative effect of cash received from vendors as of the beginning of Fiscal 2003. Pro forma net loss, basic net loss per share, and diluted net loss per share for the fiscal year ended February 2, 2002, as if we had applied the provisions of EITF Issue 02-16, were ($8,126), ($.08), and ($.08), respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms “Fiscal 2006,” “Fiscal 2005,” and “Fiscal 2004” refer to our fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. The terms “Fiscal 2007” and “Fiscal 2008” refer to our fiscal years which will end on February 3, 2007 and February 2, 2008, respectively. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, its consolidated subsidiaries.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, which are discussed in more detail in “Item 1A. Risk Factors,” above

●
Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors, which we may not be able to successfully accomplish in the future.

●	A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.
●	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.
●
We may be unable to successfully integrate the operations of Crosstown Traders, Inc. with the operations of Charming Shoppes, Inc. In addition, we cannot assure the successful implementation of our business plan for Crosstown Traders, Inc.

●	We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.
●	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.
●	We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.

●
We depend on our distribution and fulfillment centers, and could incur significantly higher costs and longer lead times associated with distributing our products to our stores and shipping our products to our E-commerce and catalog customers if operations at any of these distribution and fulfillment centers were to be disrupted for any reason.

●
We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores, E-commerce, or catalog businesses would be adversely affected.

●
Natural disasters, as well as war, acts of terrorism, or the threat of either may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

●
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

●
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

●	We may be unable to obtain adequate insurance for our operations at a reasonable cost.
●	We may be unable to protect our trademarks and other intellectual property rights, which are important to our success and our competitive position.
●	We may be unable to hire and retain a sufficient number of suitable sales associates at our stores.
●	Our manufacturers may be unable to manufacture and deliver merchandise to us in a timely manner or to meet our quality standards.
●
Our Retail Stores segment sales are dependent upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future retail store growth is dependent upon the availability of suitable locations for new stores.

●	Successful operation of our E-Commerce websites and our catalog business is dependent on our ability to maintain efficient and uninterrupted customer service and fulfillment operations.
●	We may be unable to manage significant increases in certain costs, including postage and paper, which could adversely affect our results of operations.
●	Response rates to our catalogs and access to new customers could decline, which would adversely affect our net sales and results of operations.
●	We may be unable to successfully implement our plan to improve merchandise assortments in our Retail Stores or Direct-to-Consumer segments.

●
We make certain significant assumptions, estimates, and projections related to the useful lives of our property, plant, and equipment and the valuation of intangible assets related to acquisitions. The carrying amount and/or useful life of these assets are subject to periodic valuation tests for impairment. Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset. If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result. Such a write-down or acceleration of depreciation or amortization would have an adverse impact on our reported results of operations.

●	Changes to existing accounting rules or the adoption of new rules could have an adverse impact on our reported results of operations.
●
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

OVERVIEW

In Fiscal 2006, our diluted earnings per share increased by 46% to $0.76 and our net sales increased by 18% to $2.756 billion from $2.335 billion in Fiscal 2005. The increase in net sales was primarily driven by the acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) on June 2, 2005 (see “RECENT DEVELOPMENTS” below) and continued progress at our LANE BRYANT and CATHERINES brands. With the acquisition of Crosstown Traders, the Company now operates in two segments: Retail Stores and Direct-to-Consumer. The Retail Stores segment operates through three distinct brands: LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES, and includes stores and related E-commerce. Our Direct-to-Consumer segment includes catalog and catalog-related E-commerce.

In our Retail Stores segment, net sales increased 5.3% during Fiscal 2006 as compared to Fiscal 2005. The increase was primarily driven by increased sales at our LANE BRYANT and CATHERINES brands. LANE BRYANT achieved a 4% increase in comparable store sales in Fiscal 2006 as compared to a 3% increase in Fiscal 2005, and for the first time, had sales exceeding $1 billion. At CATHERINES stores, Fiscal 2006 was a turn-around year with a 10% comparable store sales increase as compared to a 6% decrease in Fiscal 2005. At FASHION BUG, comparable store sales were flat in Fiscal 2006 as compared to a 1% increase in Fiscal 2005. In addition to growth in our store sales, E-commerce sales for our three brands increased from 1.4% of total sales in Fiscal 2005 to over 2.0% in Fiscal 2006. We expect our E-commerce sales in Fiscal 2007 to increase to more than 3.0 percent of consolidated net sales, and we see opportunities to further expand our product offerings into additional categories, such as hard-to-find sizes. This will allow us to offer a greater variety of merchandise categories than those currently offered in our stores.

For the fourth quarter of Fiscal 2006, LANE BRYANT and CATHERINES achieved 10% and 19% increases in comparable store sales, respectively, as compared to decreases of 1% and 9%, respectively, for the fourth quarter of Fiscal 2005. FASHION BUG experienced a 1% increase in comparable store sales in the fourth quarter of Fiscal 2006, as compared to a decrease of 1% in the fourth quarter of Fiscal 2005. The fourth quarter of Fiscal 2005 was negatively impacted by disappointing sales performances at each of our brands, primarily as a result of our lack of a timely response to the competitive promotional environment that developed during the 2004 Christmas holiday season.

In our Direct-to-Consumer segment, net sales from the date of acquisition of Crosstown Traders on June 2, 2005 were $299 million. Approximately $91 million of total Direct-to-Consumer segment sales were derived from the FIGI’S catalog, which markets food and specialty gift products, and does a substantial portion of its business during the Christmas holiday season. The acquisition of Crosstown Traders not only allows us to expand our multi-channel focus on the plus-size woman by entering into the catalog business, but also provides us with the expertise and infrastructure necessary to service the LANE BRYANT catalog business when the LANE BRYANT catalog trademark reverts back to us in late Fiscal 2008.

The apparel industry is highly competitive and is continuously faced with new and existing competitors seeking areas of growth to expand their businesses. Our strategy focuses on increasing our market share in the growing plus-size women’s apparel market through our Retail Store and Direct-to-Consumer segments. Americans continue to gain weight in all age groups, with an estimate of more than 60% of American adults being overweight and half of American women wearing size 14 or larger. We offer plus-size women’s apparel through multiple channels to a broad range of age groups, with varied fashion tastes and income levels. By continuing to focus on the plus-size market, we believe that we are well-positioned to meet the demands of this growing demographic.

We view the growth in our store base and direct-to-consumer channels as an opportunity for us to maintain and increase our market share. We continue to pursue ways to increase our relevance to our customer, and believe that through offering multiple shopping channels for our customers and other factors such as our expertise in plus-size fit and our Figure magazine (America’s leading plus-size fashion and lifestyle magazine) we continue to differentiate ourselves from our competitors.

We plan to continue the expansion of our market position in the women’s plus-size specialty apparel market. These plans include several strategic initiatives, which are described below:

•
Acceleration of our new store opening plan, primarily in the LANE BRYANT brand. Plans for LANE BRYANT include expansion of the CACIQUE intimate apparel brand through a new, larger side-by-side store concept, which we successfully tested during Fiscal 2006. This new concept pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates, presented in a double store-front using the names CACIQUE and LANE BRYANT. We plan to open approximately 60 new LANE BRYANT stores during Fiscal 2007, one-third of which will be in the CACIQUE side-by-side format.

•
In Fiscal 2007, we will enter the outlet store channel through LANE BRYANT OUTLET, with the opening of approximately 75-80 outlet stores in locations acquired through the assumption of store leases from Retail Brand Alliance.

•
In our Direct-to-Consumer segment, we will continue to build infrastructure to prepare for the launch of new catalog offerings, including the launch of the LANE BRYANT catalog. The LANE BRYANT catalog trademark, which is currently licensed to a third party, will revert to us in late Fiscal 2008.

•	In addition, we are planning for continued growth in E-commerce, international expansion, and the addition of cross-channel selling tools.

In addition to the above initiatives, our challenge in Fiscal 2007 will be to improve the performance of our FASHION BUG brand while continuing to enhance the performance of our LANE BRYANT and CATHERINES brands as well as the integration and expansion of our Direct-to-Consumer segment.

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

Revenue Recognition

We recognize revenue in accordance with SEC Codification of Staff Accounting Bulletins Topic 13, “Revenue Recognition.” Our revenues from merchandise sales are net of sales discounts, returns and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

Catalog and E-commerce revenues include shipping and handling fees billed to customers. These revenues are recognized after the following have occurred: execution of the customer’s order, authorization of the customer’s credit card has been received, and the product has been shipped to and received by the customer. We record a reserve for estimated future sales returns based on an analysis of actual returns. A change in our actual rates of sales returns and/or the time it takes for customers to receive our products would affect the level of revenue recognized.

We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

We sell gift cards to our Retail Stores segment customers through our stores, retail-store-related websites, and through a third party. We recognize income from gift cards when the gift card is redeemed by the customer. Our gift cards do not contain expiration dates or inactivity fees. We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns.

Accounts Receivable

Our FIGI’S catalog offers credit to its customers using interest-free, three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday. A substantial portion of the FIGI’S catalog business is conducted during the Christmas holiday season. We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance. Significant changes in our historical write-off or recovery experience could have a material impact on the levels of our accounts receivable valuation reserves.

Inventories

We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis), for our Retail Stores and Direct-to-Consumer segment inventories. Under the retail inventory method (“RIM”), the valuation of inventories at cost, and the resulting gross margins, are adjusted in proportion to markdowns and shrinkage on our retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The estimation of markdowns involves certain management judgments and estimates which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. The failure to properly estimate markdowns currently can result in an overstatement or understatement of inventory cost under the lower of cost or market principle. At the end of Fiscal 2006, Fiscal 2005, and Fiscal 2004, in addition to markdowns that had been recorded in inventory, an additional $8.6 million, $9.5 million, and $10.1 million, respectively, of markdowns, representing markdowns not yet taken on aged inventory, were recorded in order to properly reflect inventory at the lower of cost or market.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 02-16 (see “Accounting for Cash Consideration Received From a Vendor” below), as of January 28, 2006, January 29, 2005, and January 31, 2004, $9.3 million, $6.5 million, and $9.5 million, respectively, of cash received from vendors was deferred into inventory to be recognized as inventory is sold.

Deferred Catalog Advertising Costs

We accumulate all direct costs incurred in the development, production, and circulation of our direct-mail catalogs on our consolidated balance sheet until such time as the related catalog is mailed. These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, catalog, and occupancy expenses over the expected sales realization cycle, generally within one to six months. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly. A significant change in our expected sales and sell-through experience could have a material impact on the rate of amortization of deferred catalog advertising costs.

Impairment of Property, Plant, and Equipment, Goodwill, and Intangible Assets

We evaluate the recoverability of our property, plant, and equipment and amortizable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and estimated future results in our evaluation of potential impairment, and compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows, based on a number of assumptions and estimates.

We test our goodwill and our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarters of Fiscal 2006, Fiscal 2005, and Fiscal 2004 and determined that there has been no impairment of these assets.

If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result. Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.

Acquisitions - Purchase Price Allocation

We account for acquisitions in accordance with the provisions of SFAS No. 141, “Business Combinations.” We assign to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill. We make the initial purchase price allocation based on the evaluation of information and estimates available at the date of the financial statements. As final information regarding the fair value of assets acquired and liabilities assumed is evaluated and estimates are refined, we make appropriate adjustments to the amounts allocated to those assets and liabilities and make corresponding changes to the amount allocated to goodwill. We use all available information to make these fair value determinations and, for major business acquisitions, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. We have, if necessary, up to one year after the closing date of an acquisition to finish these fair value determinations and finalize the purchase price allocation.

Asset Securitization

Asset securitization primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a qualified special-purpose entity (“QSPE”). The QSPE’s assets and liabilities are not consolidated in our balance sheet. We use asset securitization to fund the credit card receivables generated by our FASHION BUG, CATHERINES, and Crosstown Traders proprietary credit card programs. See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” below for additional discussion of our asset securitization facility.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we record an interest, referred to as the interest-only strip (“I/O strip”), in the estimated present value of cash flows we expect to receive over the period the receivables are outstanding. In addition to the I/O strip, we recognize a servicing liability, since the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of the costs of servicing over the servicing fees we expect to receive, and is recorded at estimated fair value. We use the same discount rate and estimated life assumptions in valuing the I/O strip and the servicing liability. We amortize the I/O strip and the servicing liability on a straight-line basis over the expected life of the credit card receivables.

We use certain key valuation assumptions related to the average life of the receivables sold and anticipated credit losses, as well as an appropriate market discount rate in determining the estimated value of the I/O strip and the servicing liability. We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests. Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could cause actual results to differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip:

(In millions)	10% Change	20% Change

Assumption:
Payment rate	$1.0	$1.9
Residual cash flows discount rate	0.1	0.1
Credit loss percentage	0.9	1.8

Costs Associated With Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognize liabilities for costs associated with an exit or disposal activity when the liabilities are incurred. Commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. We recognize severance pay over time rather than “up front” if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The liability for severance pay is recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. We use fair value for the initial measurement of liabilities associated with exit or disposal activities. The provisions of SFAS No. 146 result in the deferral of recognition of certain costs for restructuring plans from the date of commitment to such a plan to the date that costs are incurred under the plan. In Fiscal 2004, we announced the implementation of a cost reduction plan (see “Item 8. Financial Statements and Supplementary Data; Notes To Consolidated Financial Statements; NOTE 15. EXPENSES RELATED TO COST REDUCTION PLAN” below). We accounted for costs incurred in connection with the implementation of this plan in accordance with the provisions of SFAS No. 146.

Accounting for Cash Consideration Received From a Vendor

EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses the accounting for cash consideration received from a vendor, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. In accordance with the provisions of EITF Issue 02-16, as of January 28, 2006 and January 29, 2005, we deferred $9.3 million and $6.5 million, respectively, of cash received from vendors into inventory. We will recognize these amounts as a reduction of cost of goods sold as the inventory is sold. We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

Stock-Based Compensation

Through Fiscal 2006, SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” allowed two alternatives for accounting for stock-based compensation: the “intrinsic value method” in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or the “fair value” method in accordance with SFAS No. 123. Companies electing to adopt the intrinsic value method were required to provide pro forma disclosures of the effect of adopting the fair value method. We accounted for stock-based compensation using the intrinsic value method. We recorded compensation expense for stock options and stock awards with an exercise price less than the market price of our common stock at the date of grant based on the difference between the market price and the exercise price of the option or award at the date of grant. The compensation expense was recognized on a straight-line basis over the vesting period of each option or award. We did not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

We disclosed as pro forma information compensation expense for all stock options and stock awards based on an estimated fair value of the option or award, using the Black-Scholes pricing model. This model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option or award, and a relevant risk-free interest rate. Our use of different option-pricing models and different estimates or assumptions could have resulted in materially different estimates of compensation expense under the fair value method.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R will require us to recognize the fair value of share-based payments as compensation expense in our financial statements beginning in Fiscal 2007. SFAS No. 123R will also require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based compensation. SFAS No. 123R will result in the recognition of additional stock-based compensation as compared to our historical stock-based compensation. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include more restricted stock awards and fewer stock options, which resulted in the recognition of additional compensation expense. Although we cannot reliably estimate the nature and amounts of future stock-based awards, we believe that, as a result of this change, the incremental impact of adopting SFAS No. 123R will be lower than the amounts reflected in our historical pro forma disclosures.

See “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies,” below for further information on the estimates and assumptions used for our pro forma disclosures under SFAS No. 123 and our adoption of SFAS No. 123R.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims. Our insurance liabilities are a component of “Accrued expenses” on our consolidated balance sheet, and represent our estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating our self-insurance liabilities, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Operating Leases

We lease substantially all of our store properties as well as certain of our other facilities, and account for our store leases in accordance with SFAS No. 13, “Accounting for Leases.” A majority of our store leases contain lease options that we can unilaterally exercise. The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

Store leasehold improvement assets are depreciated over the shorter of their useful life or the lease term, as determined above.

For leases that contain rent escalations, the lease term for recognition of straight-line rent expense commences on the date we take possession of the leased property for construction purposes, which for stores is generally two months prior to a store opening date. Similarly, landlord incentives or allowances under operating leases (tenant improvement allowances) are recorded as a deferred rent liability and recognized as a reduction of rent expense on a straight-line basis over the lease term, commencing on the date we take possession of the leased property for construction purposes.

RECENT DEVELOPMENTS

Acquisition of Crosstown Traders, Inc.

On June 2, 2005, we completed our acquisition of Crosstown Traders, Inc. (“Crosstown Traders”), a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

Crosstown Traders, Inc. operates multiple catalog titles and related websites, with revenues of approximately $452 million for the fiscal year ended January 29, 2005. The majority of Crosstown Traders’ revenues are derived from the catalog sales of women’s apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown Traders also derives revenues from the catalog sales of food and gifts, the majority of which occur during the fourth quarter of our fiscal year. As a result of the acquisition, our operations now consist of two business segments: the Retail Stores segment and the Direct-to-Consumer segment. This acquisition is a major step in our long-term growth strategy as a multi-channel retailer, and it has been accretive to our earnings per share in Fiscal 2006. The acquisition of Crosstown traders provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which will include our catalog and catalog-related E-commerce sales distribution channels. The development of our Direct-to-Consumer segment is a key step in the preparation for the planned launch of our own catalog for the LANE BRYANT brand in the fall of 2007, when the LANE BRYANT catalog trademark reverts to us.

We paid approximately $218.0 million in cash for Crosstown Traders and assumed Crosstown Traders’ debt of approximately $40.7 million. We also incurred direct costs related to the acquisition (primarily advisory, legal, and statutory fees) of approximately $3.8 million. Subsequent to the acquisition, we securitized Crosstown Traders’ apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown Traders receivables. The majority of the proceeds of approximately $50.0 million from the securitization were used to retire Crosstown Traders’ debt.

We financed the acquisition with approximately $102.2 million of our existing cash and cash equivalents (net of $5.8 million of cash acquired) and $110.0 million of borrowings under our then-existing revolving credit facility. Subsequent to this transaction, we amended our credit facility (see "FINANCING; Revolving Credit Facility" below).

Hurricane Katrina

Hurricane Katrina, which struck on August 29, 2005, caused extensive damage to portions of the southeast United States where certain of our retail stores are located. Following the hurricane, four CATHERINES PLUS SIZES stores and four LANE BRYANT stores sustained considerable damage and all but one of the CATHERINES stores remain closed. We carry property and casualty insurance on our leasehold improvements, fixtures, and inventory at our retail store locations. As a result of insurance claims for damages to inventory caused by Hurricane Katrina, we recognized a net gain of $1.8 million in cost of goods sold in Fiscal 2006. The insurance proceeds received were reported as a component of cash flows from operations.

VISA/MasterCard Antitrust Litigation

We expect to receive a share of the proceeds from the $3 billion VISA/MasterCard antitrust settlement. We recognized a gain of approximately $1.3 million in Fiscal 2006 in connection with our receipt of a notification of an initial payment to us related to the settlement.

RESULTS OF OPERATIONS

Financial Summary

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

				Percentage Increase
				(Decrease)
	Percentage of Net Sales(1)			From Prior Year
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006(2)	2005	2004	2006-2005	2005-2004

Net sales	100.0%	100.0%	100.0%	18.0%	2.0%
Cost of goods sold, buying, catalog, and occupancy	69.4	70.4	71.9	16.4	(0.2)
Selling, general, and administrative	24.8	24.7	24.4	18.3	3.4
Expenses related to cost reduction plan	0.0	0.0	0.5	(100.0)	(94.8)
Income from operations	5.9	4.9	3.2	41.2	56.2
Other income	0.3	0.1	0.1	193.5	51.1
Interest expense	0.6	0.7	0.7	14.7	0.0
Income tax provision	1.9	1.6	0.9	42.7	71.8
Net income	3.6	2.8	1.7	54.0	69.6
____________________
(1) Results may not add due to rounding.
(2) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

The following table shows our net sales by store brand:

	Year Ended		Year Ended		Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
	Fiscal	Fourth	Fiscal	Fourth	Fiscal	Fourth
(In millions)	Year	Quarter	Year	Quarter	Year	Quarter

FASHION BUG	$1,049.4	$258.6	$1,043.8	$255.0	$1,056.6	$257.9
LANE BRYANT	1,057.4	299.8	974.6	260.1	903.4	249.9
CATHERINES	346.2	83.0	312.1	70.4	323.3	75.2
Other(1)	0.0	0.0	0.0	0.0	1.7	0.0
Total Retail Stores segment sales	2,453.0	641.4	2,330.5	585.5	2,285.0	583.0
Total Direct-to-Consumer segment sales(2)	298.9	155.8	0.0	0.0	0.0	0.0
Corporate and other(3)	3.8	2.4	4.2	2.5	3.4	0.9
Total net sales	$2,755.7	$799.6	$2,334.7	$588.0	$2,288.4	$583.9
____________________
(1) Sales attributable to MONSOON/ACCESSORIZE stores, which were closed during the first half of Fiscal 2004.
(2) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.
(3) Primarily revenue related to loyalty card fees.

The following table shows additional information related to changes in our net sales:

	Year Ended		Year Ended
	January 28, 2006		January 29, 2005
	Fiscal	Fourth	Fiscal	Fourth
	Year	Quarter	Year	Quarter

Retail Stores segment
Increase (decrease) in comparable store sales(1):
Consolidated retail stores	3%	7%	1%	(2)%
FASHION BUG	0	1	1	(1)
LANE BRYANT	4	10	3	(1)
CATHERINES	10	19	(6)	(9)

Sales from new stores and E-commerce as a percentage
of total consolidated prior-period sales:
FASHION BUG	1	1	1	1
LANE BRYANT	2	3	2	2
CATHERINES	1	1	1	0

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(1)	(1)	(2)	(2)
LANE BRYANT	(1)	(1)	(1)	(1)
CATHERINES	(1)	(1)	0	0

Increase in Retail Stores segment sales	5	9	2	0

Direct-to-Consumer segment
Sales as a percentage of total consolidated
prior-period sales(2)	13	27	-	-

Increase in consolidated total net sales	18%	36%	2%	0%
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

(2) Includes catalog sales and catalog-related E-commerce sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

The following table sets forth information with respect to store activity for Fiscal 2006 and planned store activity for Fiscal 2007:

	FASHION BUG	LANE BRYANT		CATHERINES	Total

Fiscal 2006(1)
Stores at January 29, 2005	1,028	722		471	2,221

Stores opened	19	45		6	70
Stores closed	(22)	(19)		(14)	(55)
Net changes in stores	(3)	26		(8)	15

Stores at January 28, 2006	1,025	748		463	2,236

Stores relocated during period	20	30		16	66

Fiscal 2007:
Planned store openings	15	135-140	(2)	8	158-163
Planned store closings	20	15		8	43
Planned store relocations	35	35		15	85
____________________
(1) Does not include 3 outlet stores operated by Crosstown Traders, Inc.
(2) Includes 75-80 LANE BRYANT OUTLET stores under leases assumed from Retail Brand Alliance under an agreement effective April 1, 2006.

Comparison of Fiscal 2006 to Fiscal 2005

Net Sales

Consolidated net sales increased in Fiscal 2006 as compared to Fiscal 2005 primarily as a result of sales from Crosstown Traders, Inc. (our Direct-to-Consumer segment), which we acquired on June 2, 2005 (see “RECENT DEVELOPMENTS” above), and increased sales across all brands in our Retail Stores segment. The increase in Retail Stores segment sales was primarily a result of an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, increases in E-commerce sales at all of our Retail Stores brands, and sales from new LANE BRYANT stores. We operated 2,236 stores in our Retail Stores segment as of January 28, 2006 as compared to 2,221 stores as of January 29, 2005. Additionally, Crosstown Traders operated three outlet stores that are included in our Direct-to-Consumer segment.

Total net sales for the LANE BRYANT brand increased as the result of a 4% increase in comparable retail store sales, a significant increase in E-commerce sales, and sales from new retail stores. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition of products, such as premium denim, fashion knits, and intimate apparel, with higher price points in the current-year period. Traffic levels in LANE BRYANT retail stores were slightly higher as compared to the prior-year period.

Total net sales for the FASHION BUG brand increased primarily as the result of an increase in E-commerce sales. FASHION BUG comparable retail store sales were flat, while reduced sales from closed stores offset sales from new stores. FASHION BUG experienced a higher average dollar sale per transaction that was offset by slightly reduced traffic levels. FASHION BUG commenced E-commerce operations in July 2004.

Total net sales for the CATHERINES brand increased primarily as the result of a 10% increase in comparable retail store sales and to a lesser extent as the result of an increase in E-commerce sales. CATHERINES comparable retail store sales benefited from improved customer response to the brand’s merchandise offerings, which resulted in significantly increased traffic levels during the current-year period. The average dollar sale per transaction was relatively flat, as reduced levels of promotional activity were offset by a slight decrease in the number of units sold per transaction as compared to the prior-year period.

Net sales from Crosstown Traders (from the date of acquisition on June 2, 2005) were $298.9 million, or 11% of consolidated net sales for Fiscal 2006, and met our sales objectives for the period. Approximately $91.0 million of total sales were derived from the FIGI’S catalog, which markets food and specialty gift products. Actual orders, catalog circulation, and response rates were consistent with plan.

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During Fiscal 2006 and Fiscal 2005, we recognized revenues of $15.6 million and $15.1 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses decreased 1.0% as a percentage of consolidated net sales in Fiscal 2006 as compared to Fiscal 2005, reflecting improved merchandise margins at our LANE BRYANT and CATHERINES brands, and leverage on relatively fixed buying and occupancy costs. Fiscal 2006 includes catalog costs from the date of our acquisition of Crosstown Traders in June 2005. Consolidated cost of goods sold increased 1.3% as a percentage of consolidated net sales.

Cost of goods sold for Crosstown Traders includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations. Therefore, cost of goods sold for the Direct-to-Consumer segment is generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment, resulting in the increase in consolidated cost of goods sold as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold as a percentage of segment net sales was 1.4% lower in Fiscal 2006 as compared to Fiscal 2005, reflecting improved customer acceptance of our merchandise offerings and lower levels of promotional activity in the current year. In addition, cost of goods sold for the Retail Stores segment for Fiscal 2006 included a net gain of $1.8 million from settlements of hurricane-related insurance claims for damaged inventory.

Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; and shipping and handling costs associated with our E-commerce and in Fiscal 2006 our Direct-to-Consumer businesses from the date of acquisition of Crosstown Traders. Cost of goods sold for Fiscal 2006 includes our Direct-to-Consumer segment and amortization of direct-response advertising costs from the date of acquisition of Crosstown Traders. Net merchandise costs and freight are capitalized as inventory costs.

Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 2.3% lower in Fiscal 2006 as compared to Fiscal 2005, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs and lower levels of occupancy costs associated with our Direct-to-Consumer segment. For our Retail Stores segment, buying and occupancy expenses as a percentage of segment net sales were 0.6% lower in Fiscal 2006 as compared to Fiscal 2005. The Direct-to-Consumer segment, which operates only three outlet stores, incurs relatively lower levels of occupancy costs, which result in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales.

Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments, warehouses, and fulfillment centers. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores, warehouse and fulfillment center facilities, and equipment. Buying, catalog, and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses were 0.1% higher as a percentage of net sales for Fiscal 2006. The increase was primarily a result of higher expenses related to incentive-based employee compensation and employee benefit programs, additional investments in marketing programs, and the inclusion of Crosstown Traders in Fiscal 2006 (from the date of acquisition on June 2, 2005).

Selling expenses were positively affected by leverage on the increase in consolidated net sales and improved performance of our proprietary credit card operations, which benefited from the acquisition of the CATHERINES and Crosstown Traders credit card portfolios in Fiscal 2006, as well as favorable experience in credit losses during Fiscal 2006. Our purchase and subsequent securitization of the CATHERINES and Crosstown Traders portfolios resulted in the recognition of a benefit of approximately $3.4 million, which is included in selling expenses for Fiscal 2006. Selling expenses for Fiscal 2006 were 2.2% lower as a percentage of sales as compared to Fiscal 2005, reflecting relatively lower levels of selling expenses in the Direct-to-Consumer segment.

General and administrative expenses were 2.3% higher as a percentage of net sales as compared to Fiscal 2005, primarily reflecting relatively higher levels of general and administrative expenses in the Direct-to-Consumer segment. General and administrative expenses for Fiscal 2006 also included a gain of $1.3 million recognized in connection with the VISA/MasterCard antitrust settlement (see “RECENT DEVELOPMENTS: VISA/ MasterCard Antitrust Litigation” above). General and administrative expenses for Fiscal 2005 were affected by costs related to the purchase of life insurance policies for certain executives (see “Comparison of Fiscal 2005 to Fiscal 2004; Selling, General, and Administrative” below).

Other Income

Interest income increased $3.7 million in Fiscal 2006 as compared to Fiscal 2005 as a result of both higher interest rates and higher levels of invested cash and cash equivalents in Fiscal 2006. Other income for Fiscal 2006 also included a pre-tax gain of $1.9 million from the sales of certain facilities owned by our Hong Kong sourcing operations and the sale of one of our owned-store properties.

Income Tax Provision

The effective income tax rate was 34.8% in Fiscal 2006, as compared to 36.5% in Fiscal 2005. The tax rate for Fiscal 2006 was unfavorably affected by $1.5 million of taxes, net of foreign tax credits, on the repatriation of profits from international operations for which incremental United States income taxes had not been previously accrued (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Income Taxes” below), and was favorably affected by the reconciliation of our state tax provision to our filed state tax returns and by charitable contributions of inventories to hurricane Katrina relief efforts.

Comparison of Fiscal 2005 to Fiscal 2004

Net Sales

Net sales increased in Fiscal 2005 as compared to Fiscal 2004 primarily as a result of sales from new retail stores, positive comparable retail store sales at our LANE BRYANT and FASHION BUG brands, and increased E-commerce sales. These increases were partially offset by negative comparable retail store sales results at our CATHERINES brand.

LANE BRYANT retail stores experienced an increase in the average dollar sale per transaction as a result of both an increase in the average number of units sold per customer (“UPC”) and reduced levels of promotional activity, which was partially offset by a decrease in retail store traffic levels. LANE BRYANT experienced comparable retail store sales increases in all major merchandise categories except for casual wear. During Fiscal 2004, LANE BRYANT experienced poor customer acceptance of, and fit and quality issues with, its product offering and had to maintain higher levels of promotional pricing. Improvements in the merchandise assortments offered at LANE BRYANT during Fiscal 2005 resulted in the brand’s improved sales performance during Fiscal 2005.

For FASHION BUG retail stores, increased traffic levels during Fiscal 2005 were partially offset by a slightly lower average dollar sale per transaction. For Fiscal 2005, an increase in the average UPC was offset by an increase in the level of promotional activity. FASHION BUG retail stores experienced comparable store sales increases in plus-size sportswear and accessories, which were offset by decreases in other categories. FASHION BUG net sales for Fiscal 2005 also benefited from sales of maternity and girls, two new categories added to the brand at the end of Fiscal 2004.

CATHERINES retail stores experienced a decrease in both traffic levels and the average dollar sale per transaction during Fiscal 2005. An increase in the average UPC was more than offset by higher levels of promotional pricing during Fiscal 2005. The decrease in net sales at CATHERINES was primarily a result of disappointing performance in the dress and wear-to-work categories.

During Fiscal 2005, we recognized revenues of $7.6 million in connection with the FASHION BUG customer loyalty card program that we introduced during Fiscal 2004, as compared to Fiscal 2004 revenues of $7.8 million. During Fiscal 2005 and Fiscal 2004, we also recognized revenues of $7.5 million in each year in connection with our CATHERINES loyalty card program. In addition, during Fiscal 2004, we recognized revenues of $6.4 million in connection with a previous FASHION BUG loyalty card program that we terminated during Fiscal 2004.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Cost of goods sold, buying, and occupancy expenses for Fiscal 2005 were approximately equal to Fiscal 2004, and were 1.5% lower as a percentage of sales in Fiscal 2005 as compared to Fiscal 2004. Cost of goods sold as a percentage of net sales was 0.9% lower in Fiscal 2005 as compared to Fiscal 2004. Improved merchandise margins, primarily at our LANE BRYANT brand and, to a lesser extent, at our FASHION BUG brand, were partially offset by a decrease in merchandise margins at our CATHERINES brand. Margins at the CATHERINES brand for Fiscal 2005 were negatively affected by increased promotional activity that resulted from reduced traffic levels and poor customer acceptance of CATHERINES product offerings. As discussed above, Fiscal 2004 margins at our LANE BRYANT brand were negatively affected by higher levels of promotional activity. Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our E-commerce business. Net merchandise costs and freight are capitalized as inventory costs.

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

Selling, General, and Administrative

Selling, general, and administrative expenses increased in Fiscal 2005 as compared to Fiscal 2004, and were 0.3% higher as a percentage of net sales. Selling expenses for Fiscal 2005 were 0.3 % lower as a percentage of net sales, while general and administrative expenses were 0.6% higher as a percentage of net sales. The increase in selling, general, and administrative expenses was primarily a result of higher expenses related to incentive-based employee compensation programs and the purchase during Fiscal 2005 of life insurance policies for certain executives. We purchased these policies to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers. As a result of terminating the split-dollar program, we received the cash surrender value of the policies. In return, we agreed to provide each of the affected executives with an unconditional bonus to enable them to purchase a replacement life insurance policy. This bonus is payable in five equal annual installments in an amount equal to the annual insurance premiums paid by the executive for the new policy, plus a tax gross-up amount. These increases in selling, general, and administrative expenses were partially offset by improved performance of our FASHION BUG credit card operations, including favorable trends in delinquencies during Fiscal 2005. General and administrative expenses for Fiscal 2004 benefited from reduced medical benefits costs as a result of reduced medical claims by employees covered by our self-insured employee benefit program.

Expenses Related to Cost Reduction Plan

In March 2003, we announced a cost reduction plan designed to take advantage of the centralization of all of our corporate administrative services and to realize certain efficiencies, in order to improve profitability. The cost reduction plan was substantially completed during Fiscal 2004. We did not experience a material after-tax cash impact from execution of this plan. At the time we announced the plan, we expected this cost reduction plan to improve our annualized pre-tax earnings by a total of approximately $45 million. During Fiscal 2004, we realized cost reductions of more than $30 million as a result of this plan. During Fiscal 2005, we realized the remaining benefits of the plan.

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

Income Tax Provision

The effective income tax rate was 36.5% in Fiscal 2005, as compared to 36.3% in Fiscal 2004. On October 22, 2004, the President of the United States of America signed into law H.R. 4250, “The American Jobs Creation Act of 2004,” which includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company’s international operations (see “Comparison of Fiscal 2006 to Fiscal 2005; Income Tax Provision” above).

Comparison of Fourth Quarter 2006 to Fourth Quarter 2005

Net Sales

Consolidated net sales for the Fiscal 2006 fourth quarter were $799.6 million, an increase of 36.0% from consolidated net sales of $588.0 million in the Fiscal 2005 fourth quarter. The increase was primarily a result of the acquisition of Crosstown Traders in June 2005 (see “RECENT DEVELOPMENTS” above), as well as the strong performance of our LANE BRYANT and CATHERINES retail store brands during the 2005 Christmas season. Overall, comparable retail store sales increased 7% in the Fiscal 2006 fourth quarter as compared to a decrease of 2% in the Fiscal 2005 fourth quarter. The decrease in comparable retail store sales in the Fiscal 2005 fourth quarter was primarily attributable to our lack of a timely response to the competitive promotional environment that developed during the 2004 Christmas holiday season.

Total net sales for the LANE BRYANT brand increased in the Fiscal 2006 fourth quarter as a result of a combination of a 10% increase in comparable retail store sales, sales from new stores, and an increase in E-commerce sales. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition of products with higher price points, such as premium denim, fashion knits, and intimate apparel, in the current-year period. Traffic levels in LANE BRYANT retail stores increased significantly as compared to the prior-year period.

FASHION BUG comparable retail store sales increased 1%, while sales from new stores were substantially offset by reduced sales from closed stores. FASHION BUG retail stores experienced a slight increase in store traffic levels during the Fiscal 2006 fourth quarter and a flat average dollar sale per transaction. Fiscal 2006 fourth quarter sales also benefited from an increase in E-commerce sales.

CATHERINES comparable retail store sales increased 19% in the Fiscal 2006 fourth quarter as compared to a 9% decrease in the Fiscal 2005 fourth quarter as a result of improved customer response to the brand’s current merchandise offerings, which resulted in a lower level of promotional activity, and expansion of the brand’s intimate apparel offerings. Traffic levels increased significantly during the Fiscal 2006 fourth quarter.

Net sales from Crosstown Traders (our Direct-to-Consumer segment) were $155.8 million, or 19% of consolidated net sales for the Fiscal 2006 fourth quarter. Approximately $82.0 million of total sales were derived from the FIGI’S catalog, which markets food and specialty gift products, and does a substantial portion of its business during the Christmas holiday season. Actual orders, catalog circulation, and response rates were consistent with plan.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Cost of goods sold, buying, catalog, and occupancy expenses were $578.3 million in the Fiscal 2006 fourth quarter, an increase of 34.4% from $430.3 million in the Fiscal 2005 fourth quarter. The increase resulted from the acquisition of Crosstown Traders. As a percentage of consolidated net sales, these costs decreased by 0.9% in the Fiscal 2006 fourth quarter as compared to the Fiscal 2005 fourth quarter. Consolidated cost of goods sold, as a percentage of net sales, increased 2.9% in the Fiscal 2006 fourth quarter as compared to the Fiscal 2005 fourth quarter. The increase in consolidated cost of goods sold as a percentage of consolidated net sales is primarily a result of inclusion of Crosstown Traders in the Fiscal 2006 fourth quarter. Cost of goods sold for Crosstown Traders includes catalog advertising and fulfillment costs, which are significant costs for catalog operations and result in relatively higher levels of costs in relation to sales in our Direct-to-Consumer segment as compared to our Retail Stores segment.

For the Retail Stores segment, cost of goods sold as a percentage of net sales was 0.5% lower in the Fiscal 2006 fourth quarter as compared to the Fiscal 2005 fourth quarter. The improvement for the Retail Stores segment reflected well-controlled inventory levels in the Fiscal 2006 fourth quarter, which resulted in reduced levels of promotional activity.

Buying and occupancy expenses, expressed as a percentage of net sales, decreased 3.8% in the Fiscal 2006 fourth quarter as compared to the Fiscal 2005 fourth quarter. For our Retail Stores segment, buying and occupancy expenses as a percentage of segment net sales were 0.6% lower in Fiscal 2006 fourth quarter as compared to Fiscal 2005 fourth quarter. The decrease in buying and occupancy expenses as a percent of sales was primarily attributable to lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment, which operates only three outlet stores, and leverage from increased net sales on relatively fixed occupancy costs in our Retail Stores segment.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses were $194.0 million in the Fiscal 2006 fourth quarter, an increase of 32.8% from $146.0 million in the Fiscal 2005 fourth quarter. The increase was primarily a result of higher expenses related to incentive-based employee compensation and employee benefit programs, additional investments in marketing programs, and the inclusion of Crosstown Traders in Fiscal 2006. As a percentage of consolidated net sales, these costs decreased by 0.5% in the Fiscal 2006 fourth quarter as compared to the Fiscal 2005 fourth quarter.

Selling expenses were positively affected by leverage on the increase in consolidated net sales, relatively lower levels of selling expenses in the Direct-to-Consumer segment, and improved performance of our proprietary credit card operations, which benefited from the acquisition of the CATHERINES credit card portfolio in Fiscal 2006 as well as favorable experience in credit losses during Fiscal 2006. Selling expenses for the Fiscal 2006 fourth quarter were 3.7% lower as a percentage of sales.

General and administrative expenses were 3.2% higher as a percentage of net sales, reflecting relatively higher levels of general and administrative expenses in the Direct-to-Consumer segment as compared to the Retail Stores segment.

Income Tax Provision

The effective income tax rate was 23.9% in the Fiscal 2006 fourth quarter as compared to 46.9% in the Fiscal 2005 fourth quarter. The Fiscal 2006 fourth quarter and Fiscal 2005 fourth quarter tax rates were affected by the reconciliation of our state tax provision to our filed state tax returns, which we normally complete during the fourth quarter. The Fiscal 2006 fourth quarter tax rate was also affected by charitable contributions of inventories to Hurricane Katrina relief efforts.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility described below. The following table highlights certain information related to our liquidity and capital resources:

	Fiscal	Fiscal	Fiscal
(Dollars in thousands)	2006	2005	2004

Cash and cash equivalents	$130,132	$273,049	$123,781
U.S. Treasury bills and government agency securities	19,781	0	14,281
Cash provided by operating activities	164,812	165,940	99,662
Working capital	338,641	413,989	266,178
Current ratio	1.8	2.4	1.9
Long-term debt to equity ratio	23.6%	30.0%	34.5%

Cash Provided by Operating Activities

As of January 28, 2006, we held $130.1 million in cash and cash equivalents. As is consistent with our industry, our cash balances are seasonal in nature. In Fiscal 2006, we utilized approximately $102.2 million of our cash (net of $5.8 million of cash acquired) to fund the acquisition of Crosstown Traders. In addition, throughout the fiscal year we utilize our cash balances to build our inventory levels in preparation for our holiday sales. In fiscal 2007, we plan to utilize our cash resources to fund our inventory and inventory-related purchases, catalog advertising, and marketing initiatives, and to support current store development and infrastructure strategies. In addition to the current cash balances on-hand, we had a $375.0 million credit facility, of which borrowings in the amount of $50.0 million were outstanding as of January 28, 2006. We intend to repay the $50.0 million in Fiscal 2007. In addition, as of January 28, 2006, $9.4 million of issued but undrawn standby letters of credit were outstanding under the credit facility. We believe our cash on-hand, in addition to our available credit facilities, will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2007.

In Fiscal 2006, net cash provided by operating activities was $164.8 million, as compared to net cash provided by operating activities of $165.9 million in Fiscal 2005. The cash provided by operating activities in Fiscal 2006 was primarily attributable to an increase in net income before depreciation and amortization; an increase in our deferred rent and landlord allowances due to an increase in retail store openings; an increase in accrued expenses due to the increase in allowance-related accruals; and the timing of expenditures. These factors were offset primarily by increased investments in merchandise inventories, accounts receivable, and deferred advertising related to our Direct-to-Consumer segment. Our merchandise inventories increased in Fiscal 2006 in order to support the increase in sales in our Retail Stores segment and as a result of the acquisition of Crosstown Traders on June 2, 2005. Accounts receivable and deferred advertising relate to our Direct-to-Consumer segment and result from the acquisition of Crosstown Traders in Fiscal 2006.

Our net cash provided by operating activities in Fiscal 2005 increased $66.3 million from $99.7 million in Fiscal 2004. The increase was a result of an increase in net income before depreciation and amortization; an increase in a tax benefit related to our stock plans; a decrease in our investment in inventories, net of accounts payable; and increases in accrued expenses, income taxes, and other liabilities. These increases were partially offset by an increase in prepaid expenses.

The decrease in the net investment in inventories was primarily a result of tighter control over inventory levels during Fiscal 2005, which resulted in an 8% decrease in inventories from the end of Fiscal 2004 to the end of Fiscal 2005. Prepaid expenses increased during Fiscal 2005 as compared to a decrease during Fiscal 2004. The increase in prepaid expenses during Fiscal 2005 was primarily a result of prepaid income taxes, the timing of payments for rent, and increases in other current assets. The decrease in prepaid expenses in Fiscal 2004 was primarily a result of our surrender of existing life insurance policies and receipt of the related cash surrender value in connection with our settlement of an Internal Revenue Service audit of our corporate-owned life insurance program. Accrued expenses and other liabilities increased during Fiscal 2005 as compared to a decrease during Fiscal 2004, primarily as a result of the timing of certain payments. Income taxes payable decreased $1.1 million during Fiscal 2005, as compared to a decrease of $6.0 million during Fiscal 2004. The changes in prepaid income taxes and income taxes payable were primarily the result of tax benefits associated with employee stock option exercises and an Internal Revenue Service approved change in inventory accounting for tax purposes.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $103.8 million, $60.6 million, and $54.0 million in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Construction allowances received from landlords were $22.6 million, $9.3 million, and $9.0 million in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Our capital expenditures in each year were primarily for the construction, remodeling, and fixturing of new and existing retail stores, corporate systems technology, the relocation of our LANE BRYANT home office in Fiscal 2006, and improvements to our corporate and brand home offices and distribution centers.

During Fiscal 2006, we also acquired $3.9 million of data warehousing and information technology equipment under capital leases with initial terms ranging from 36 months to 48 months and containing a bargain-purchase or fair-market-value-purchase option. Pursuant to a program to replace point-of-sale (“POS”) equipment in our stores, we acquired $3.9 million and $8.5 million of POS equipment under capital leases in Fiscal 2005 and Fiscal 2004, respectively. These leases generally have an initial lease term of 60 months and contain a bargain purchase option. We also acquired $1.5 million and $9.0 million of material handling systems and related equipment and software for our White Marsh, Maryland distribution center under capital leases in Fiscal 2005 and Fiscal 2004, respectively. These capital leases generally have an initial lease term of 60 months and contain a bargain purchase option. Total gross investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing and excluding construction allowances, were $108.4 million, $66.0 million, and $71.5 million in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

During Fiscal 2006, we relocated our LANE BRYANT home office from a 130,000 square-foot leased facility in Reynoldsburg, Ohio to a new 135,000 square-foot leased facility in Columbus, Ohio. During Fiscal 2004, we relocated our LANE BRYANT distribution center in Reynoldsburg, Ohio to a new facility in White Marsh, Maryland and terminated the lease for Reynoldsburg and a related logistics and transportation services agreement in accordance with early cancellation provisions of the lease and services agreements. As a result of the use of automated sorting systems and improved facility design in the White Marsh facility, we were also able to consolidate our CATHERINES distribution center in Memphis, Tennessee into the White Marsh facility in Fiscal 2004. During Fiscal 2005, we entered into an agreement to lease the Memphis, Tennessee distribution center to a third party for a three-year period. The consolidation of the Memphis distribution center into the White Marsh facility was part of a cost reduction plan announced in March 2003. See “RESULTS OF OPERATIONS; Comparison of Fiscal 2005 to Fiscal 2004; Expenses Related to Cost Reduction Plan” above and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 15. EXPENSES RELATED TO COST REDUCTION PLAN” below for further details of the cost reduction plan.

In December 2004, we refinanced certain material handling equipment at our Greencastle distribution center. The lease obligation of $5.0 million is payable over a term of 48 months at an interest rate of 6.86% and contains a bargain purchase option.

During Fiscal 2007, we plan to accelerate our new store opening plan, primarily in our LANE BRYANT brand, which includes a new side-by-side retail store concept and the opening of a new outlet store channel. We also plan to continue to build our infrastructure for the launch of new catalog offerings, including the launch of the LANE BRYANT catalog in late Fiscal 2008, as well as further expansion of our E-commerce operations. We plan to open approximately 158-163 new stores in Fiscal 2007, including approximately 75-80 outlet stores, and anticipate that our Fiscal 2007 gross capital expenditures will be approximately $140-$150 million before construction allowances received from landlords. We expect that approximately 75% of our Fiscal 2007 capital expenditures will support store development, including openings, relocations, and store improvements, with the remainder of the expenditures to be primarily for improvements to our information technology and corporate infrastructure. We expect to finance these capital expenditures principally through internally-generated funds.

Long-term Debt, Lease, Dividend, and Purchase Commitments

At January 28, 2006, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our revolving credit facility, letters of credit, long-term deferred compensation plans, and purchase obligations were as follows:

	Payments Due by Period
			One to	Three	More
		Less Than	Three	to Five	than Five
(In millions)	Total	One Year	Years	Years	Years

Long-term debt, including current portion(1)	$237.4	$11.9	$23.6	$23.1	$178.8
Capital leases	26.8	13.2	13.2	0.4	0.0
Operating leases(2) (3) (4)	859.9	216.7	315.4	190.6	137.2
Revolving credit facility(5)	50.0	50.0	0.0	0.0	0.0
Letters of credit(5)	102.5	102.5	0.0	0.0	0.0
Stand-by letters of credit(5)	9.4	9.4	0.0	0.0	0.0
Long-term deferred compensation(6)	2.6	1.2	0.8	0.4	0.2
Purchase commitments(3) (7)	557.7	557.7	0.0	0.0	0.0
Total	$1,846.3	$962.6	$353.0	$214.5	$316.2
____________________
(1) Amounts represent the expected cash payments (including interest) of our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts or revolving credit facilities.

(2) Commitments under operating leases include $15.6 million payable under the LANE BRYANT master sublease with Limited Brands, which we have guaranteed.
(3) Includes amounts for Crosstown Traders, Inc., acquired June 2, 2005.
(4) Includes minimum annual rent commitments for outlet store leases assumed from Retail Brand Alliance under an agreement effective April 1, 2006.
(5)  We currently have a $375 million revolving credit facility that expires on July 28, 2010, which provides for cash borrowings and the ability to issue up to $300 million of letters of credit. At January 28, 2006, there were $50.0 million of borrowings under this facility. Interest on the borrowings is at a variable rate, determined monthly, and has been excluded from this schedule.

(6)  Long term compensation consists of our non-qualified deferred compensation plan and supplemental retirement plan, which are included in “Deferred taxes and other non-current liabilities” on our consolidated balance sheets. We have developed estimates of projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of January 28, 2006. We have excluded $26.3 million of retirement/termination benefit distribution obligations as of January 28, 2006 from the above estimates. This amount has been excluded because the value of the obligation and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

(7) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Our existing revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after the payment of such dividends.

Off-Balance-Sheet Arrangements

Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank), which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a special-purpose entity. The Trust is an unconsolidated qualified special-purpose entity (“QSPE”). Our Crosstown Traders catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, are originated in a non-bank program by Crosstown Traders, which transfers its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a special-purpose entity. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.

As of January 28, 2006, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of January 28, 2006	$24.8	$100.0	$0.0	$180.0	$48.0
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
____________________
(1) Receivables Purchase Agreement.
(2) Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series and 2005-RPA generally begin amortizing 364 days after start of the purchase commitment by the series purchaser currently in effect.

The Series 1999-1 securitization began its scheduled amortization period in March 2004, and $134.2 million of principal was amortized in Fiscal 2005. The remaining $15.8 million of principal was amortized in the first quarter of Fiscal 2006 and was funded with the proceeds available from Series 2004-1, which was issued on August 5, 2004 (see below).

On August 5, 2004 the Trust issued $180.0 million of five-year asset-backed certificates (“Series 2004-1”) in a private placement under Rule 144A. Of the $180.0 million of certificates issued, $161.1 million were sold to investors, and we held $18.9 million as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate swap agreements with respect to the $161.1 million of certificates sold to investors.  The blended weighted-average interest rate on the hedged certificates is 4.90%. The Trust used $61.5 million of the proceeds to pay down other securitization series and placed the remaining proceeds of $118.5 million into a pre-funding cash account. During Fiscal 2005 and Fiscal 2006, the Trust used funds from the Series 2004-1 securitization facilities, including the proceeds from the pre-funding cash account, to fund $88.6 million of Series 1999-1 amortization as well as to provide financing for additional receivables, including the $54.6 million acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below).

During Fiscal 2005, we sold to investors $20.0 million of 2002-1 Series certificates and $9.5 million of Series 2004-1 certificates that we were holding as a retained interest. These certificates were included in our short-term available-for-sale securities prior to their sale.

During Fiscal 2006, Catalog Receivables LLC closed on a new dedicated conduit credit card securitization facility that provides funding of up to $55,000,000 on a discounted basis for a term of one year, subject to an annual renewal. As of January 28, 2006, $48,000,000 of credit card receivables were funded under this facility. We expect to renew this facility in Fiscal 2007 on its renewal date.

As these credit card receivables securitizations reach maturity, we plan to obtain funding for our proprietary credit card programs through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

We securitized $638.6 million and $335.9 million of credit card receivables in Fiscal 2006 and Fiscal 2005, respectively, and had $353.2 million of securitized credit card receivables outstanding as of January 28, 2006. We held certificates and retained interests in our securitizations of $66.8 million as of the end of Fiscal 2006, which were generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of January 28, 2006, the SPEs held $10.7 million of QSPE certificates, and I/O strip of $15.1 million, and other retained interests of $41.1 million (which are included in the $87.0 million of short-term available-for-sale securities we held at January 28, 2006). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of January 28, 2006, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of January 28, 2006, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and QSPE investors have no other recourse to us.

These securitization agreements are intended to improve our overall liquidity by providing sources of funding for our proprietary credit card receivables. The agreements provide that we will continue to service the credit card receivables and control credit policies. This control allows us, absent certain adverse events, to fund continued credit card receivable growth and to provide the appropriate customer service and collection activities. Accordingly, our relationship with our credit card customers is not affected by these agreements. See “CRITICAL ACCOUNTING POLICIES; Asset Securitizations” above, “MARKET RISK” below, and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” below for additional discussion of our asset securitization facility.

We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT brand. The facility expires in October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT’s proprietary credit card accounts. Upon termination of this agreement, we have the right to purchase the receivables allocated to the Lane Bryant retail stores under such agreement at book value from the third party.

We also had a similar non-recourse agreement for our CATHERINES brand, which was scheduled to expire in March 2005. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we exercised our option to purchase the CATHERINES portfolio upon the expiration of the agreement. In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio for a final purchase price of $54.6 million. The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility.

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in “Liquidity and Capital Resources” above, and in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 18. LEASES” below.

Revolving Credit Facility

On July 28, 2005, we amended our existing $300 million revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500 million. The amended facility agreement expires on July 28, 2010. As of January 28, 2006, we had an aggregate total of $3.7 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The amended facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement). The amended facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of January 28, 2006, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of January 28, 2006, the applicable rates on borrowings under the facility were 7.25% for Prime Rate Loans and 5.54% (LIBOR plus 1%) for Eurodollar Rate Loans. All borrowings outstanding under the facility as of January 28, 2006 were Eurodollar Rate Loans, with a weighted-average interest rate of 5.30% (LIBOR plus 1%).

Long-term Debt and Equity Financing

Our $150.0 million 4.75% Senior Convertible Notes (the “Senior Notes”) mature on June 1, 2012 and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $9.88 per share, subject to adjustment upon certain events. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after June 4, 2007, at declining redemption prices, starting at 102.38% of principal and decreasing to 100.48% of principal on or after June 1, 2011. Under certain circumstances involving a change in control of the Company, holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest, if any. Also, under such circumstances we have the option of paying the repurchase price in shares of our common stock, valued at 95% of the average of the closing prices of the common stock for a five-day trading period immediately before and including the third trading day preceding the repurchase date. There is no sinking fund for the Senior Notes.

In October 2004, we borrowed $13.0 million under a 6.07% mortgage note (the “Note”). Repayment of the Note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110 thousand and a balloon payment of $5.8 million at the end of 10 years. The Note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The Note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility. The proceeds from this borrowing were used to repay the scheduled maturities of other debt and for other general corporate purposes.

During Fiscal 2006, we repaid a variable rate mortgage note, due March 2006, for $5.4 million plus accrued interest.

During Fiscal 2006 and Fiscal 2005, we received $10.1 million and $33.2 million, respectively, of cash for approximately 1.9 million shares and 6.5 million shares, respectively, of our common stock that were issued under our stock-based employee compensation plans and our employee stock purchase plan.

As of January 28, 2006, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million shares of our common stock. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during Fiscal 2006, Fiscal 2005, or Fiscal 2004. The repurchase programs have no expiration date.

MARKET RISK

We manage our FASHION BUG, CATHERINES, and catalog proprietary credit card programs through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs. The finance charges on most of our FASHION BUG proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums. The finance charges on most of our CATHERINES and catalog proprietary credit card accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating rate index on the certificates varies from the movement of the Prime Rate. Additionally, as of January 28, 2006, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to the $161.1 million of Series 2004-1certificates, and $89.5 million of Series 2002-1 being issued at fixed rates (see “Off-Balance-Sheet Financing” above), we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2007, an increase of approximately $502 thousand in selling, general, and administrative expenses would result.

As of January 28, 2006, there were $50 million of borrowings outstanding under our revolving credit facility. We intend to repay these borrowings during Fiscal 2007. Such borrowings are exposed to variable interest rates. A one percentage point change in market interest rates would result in a corresponding change of approximately $500 thousand per annum in our interest expense and cash flows.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Impact of Recent Accounting Pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - MARKET RISK” above.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2006. In making this assessment, our management used the criteria set forth in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 28, 2006.

Management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting did not include the internal controls of Crosstown Traders, Inc. (“Crosstown”), which we acquired on June 2, 2005. Crosstown, which is included in our fiscal year ended January 28, 2006 consolidated financial statements, constituted 22.0% of total assets as of January 28, 2006 and 10.8% and 9.1% of net sales and net income, respectively, for the fiscal year then ended. As noted in guidance established by the Securities and Exchange Commission, management may exclude acquisitions from the assessment of and conclusion on the effectiveness of internal control over financial reporting during the first year of an acquisition.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on page 55 - 56.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Charming Shoppes, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charming Shoppes, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crosstown Traders, Inc., which was acquired on June 2, 2005 and is included in the Fiscal 2006 consolidated financial statements of Charming Shoppes, Inc. and subsidiaries, and constituted 22.0% of total assets as of January 28, 2006 and 10.8% and 9.1% of net sales and net income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of Charming Shoppes, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Crosstown Traders, Inc.

In our opinion, management’s assessment that Charming Shoppes, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006, and our report dated April 7, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2006, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 7, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 7, 2006

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
(Dollars in thousands, except share amounts)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$130,132	$273,049
Available-for-sale securities	86,978	52,857
Accounts receivable, net of allowances of $6,588 in 2006	38,603	0
Merchandise inventories	376,409	285,120
Deferred advertising	20,591	0
Deferred taxes	13,848	15,500
Prepayments and other	89,245	86,382
Total current assets	755,806	712,908

Property, equipment, and leasehold improvements - at cost	888,481	786,028
Less accumulated depreciation and amortization	525,882	465,365
Net property, equipment, and leasehold improvements	362,599	320,663

Trademarks and other intangible assets	250,074	169,818
Goodwill	154,553	66,666
Available-for-sale securities	240	240
Other assets	43,723	33,476
Total assets	$1,566,995	$1,303,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$50,000	$0
Accounts payable	133,236	127,819
Accrued expenses	217,421	154,681
Income taxes payable	1,743	0
Current portion - long-term debt	14,765	16,419
Total current liabilities	417,165	298,919

Deferred taxes	45,046	31,645
Other non-current liabilities	98,457	70,098
Long-term debt	191,979	208,645

Stockholders’ equity
Common stock $.10 par value
Authorized - 300,000,000 shares
Issued - 133,954,852 shares and 132,063,290 shares	13,395	13,206
Additional paid-in capital	274,530	249,485
Treasury stock at cost - 12,265,993 shares	(84,136)	(84,136)
Deferred employee compensation	(13,453)	(8,715)
Accumulated other comprehensive loss	(3)	0
Retained earnings	624,015	524,624
Total stockholders’ equity	814,348	694,464
Total liabilities and stockholders’ equity	$1,566,995	$1,303,771

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended
	January 28,	January 29,	January 31,
(In thousands, except per share amounts)	2006	2005	2004

Net sales	$2,755,725	$2,334,736	$2,288,363

Cost of goods sold, buying, catalog, and occupancy expenses	1,911,275	1,642,650	1,645,499
Selling, general, and administrative expenses	683,231	577,301	558,248
Expenses related to cost reduction plan	0	605	11,534
Total operating expenses	2,594,506	2,220,556	2,215,281

Income from operations	161,219	114,180	73,082
Other income	9,093	3,098	2,050
Interest expense	(17,911)	(15,610)	(15,609)

Income before income taxes and minority interest	152,401	101,668	59,523
Income tax provision	53,010	37,142	21,623

Income before minority interest	99,391	64,526	37,900
Minority interest in net loss of consolidated subsidiary	0	0	142

Net income	99,391	64,526	38,042

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available-for-sale securities, net of income tax
(provision)/benefit of $3 in 2006, $(92) in 2005, and $100 in 2004	(3)	113	(156)
Reclassification of realized losses on available-for-sale securities
included in net income, net of income tax benefit of $61 in 2005	0	124	0
Reclassification of amortization of deferred loss on termination of derivative,
net of income tax benefit of $68 in 2005 and $184 in 2004	0	128	341
Total other comprehensive income/(loss)	(3)	365	185

Comprehensive income	$99,388	$64,891	$38,227

Basic net income per share	$.83	$.56	$.34

Diluted net income per share	$.76	$.52	$.33

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury Stock
(Dollars in thousands)	Shares	Amount	Capital	Shares	Amount

Balance, February 1, 2003	125,149,242	$12,515	$200,040	(12,265,993)	$(84,136)
Issued to employees	179,506	18	991
Exercise of stock options	220,459	22	834
Shares withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(22,634)	(2)	(90)
Tax benefit - employee stock programs	0	0	23	0	0
Balance, January 31, 2004	125,526,573	12,553	201,798	(12,265,993)	(84,136)
Issued to employees	411,411	41	9,095
Exercise of stock options	6,249,634	625	33,062
Shares withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(15,082)	(2)	(92)
Shares received in payment of stock
option exercises	(109,246)	(11)	(847)
Tax benefit - employee stock programs	0	0	6,469	0	0
Balance, January 29, 2005	132,063,290	13,206	249,485	(12,265,993)	(84,136)
Issued to employees	51,909	5	12,260
Exercise of stock options	1,865,554	187	9,384
Shares withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(25,901)	(3)	(216)
Tax benefit - employee stock programs	0	0	3,617	0	0
Balance, January 28, 2006	133,954,852	$13,395	$274,530	(12,265,993)	$(84,136)

		Accumulated
	Deferred	Other
	Employee	Comprehensive	Retained
(In thousands)	Compensation	Income (Loss)	Earnings

Balance, February 1, 2003	$(3,370)	$(550)	$422,056
Issued to employees	(600)
Amortization.	1,431
Unrealized gains, net of income taxes of $84		185
Net income	0	0	38,042
Balance, January 31, 2004	(2,539)	(365)	460,098
Issued to employees	(8,713)
Amortization.	2,537
Unrealized gains, net of income taxes of $221		365
Net income	0	0	64,526
Balance, January 29, 2005	(8,715)	0	524,624
Issued to employees	(11,552)
Amortization.	6,814
Unrealized gains, net of income taxes of $3		(3)
Net income	0	0	99,391
Balance, January 28, 2006	$(13,453)	$(3)	$624,015

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28,	January 29,	January 31,
(In thousands)	2006	2005	2004

Operating activities
Net income	$99,391	$64,526	$38,042
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	91,111	79,606	84,534
Deferred income taxes	(10,139)	11,521	6,067
Net (gain)/loss from disposition of capital assets	(725)	736	1,537
Net (gain)/loss from securitization activities	(3,105)	(1,182)	362
Tax benefit related to stock plans	3,617	6,469	23
Other, net	0	185	(142)
Changes in operating assets and liabilities:
Accounts receivable	(31,315)	0	0
Merchandise inventories	(20,051)	24,875	(23,523)
Accounts payable	(6,952)	(7,958)	(12,175)
Deferred advertising	(7,797)	0	0
Prepayments and other	5,636	(28,888)	16,802
Income taxes payable	1,743	(1,128)	(6,016)
Accrued expenses and other	43,398	17,178	(5,849)
Net cash provided by operating activities	164,812	165,940	99,662

Investing activities
Investment in capital assets	(103,835)	(60,565)	(54,028)
Proceeds from sales of capital assets	3,432	0	500
Gross purchases of available-for-sale securities	(50,630)	(29,705)	(35,802)
Proceeds from sales of available-for-sale securities	18,849	48,206	31,463
Acquisition of Crosstown Traders, Inc., net of cash acquired	(256,717)	0	0
Purchase of Catherines receivables portfolio	(56,582)	0	0
Securitization of Catherines receivables portfolio	56,582	0	0
Securitization of Crosstown Traders, Inc. apparel-related receivables	50,000	0	0
Increase in other assets	(5,264)	(6,984)	(6,704)
Net cash used by investing activities	(344,165)	(49,048)	(64,571)

Financing activities
Proceeds from short-term borrowings	382,573	186,173	221,423
Repayments of short-term borrowings	(332,573)	(186,173)	(221,423)
Proceeds from long-term borrowings	0	18,098	1,557
Repayments of long-term borrowings	(22,212)	(18,530)	(14,566)
Payments of deferred financing costs	(1,417)	(350)	(1,500)
Proceeds from issuance of common stock	10,065	33,158	1,173
Net cash provided/(used) by financing activities	36,436	32,376	(13,336)

Increase/(decrease) in cash and cash equivalents	(142,917)	149,268	21,755
Cash and cash equivalents, beginning of year	273,049	123,781	102,026
Cash and cash equivalents, end of year	$130,132	$273,049	$123,781

Non-cash financing and investing activities
Equipment acquired through capital leases	$3,892	$5,399	$17,466

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We operate retail specialty stores located throughout the continental United States and related websites that merchandise plus-size, misses, and junior sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices. Effective with the acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) on June 2, 2005 (see“NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.” below), we also conduct a direct marketing operation that merchandises women’s apparel, footwear, accessories, and specialty gifts throughout the continental United States through multiple catalogs and related websites.

Principles of Consolidation

The consolidated financial statements include the accounts of Charming Shoppes, Inc. and our wholly-owned and majority-owned subsidiaries. The consolidated financial statements include the results of operations of Crosstown Traders from June 2, 2005, the date of acquisition. All significant intercompany accounts and transactions have been eliminated. We have a 52 - 53 week fiscal year ending on the Saturday nearest to January 31. As used herein, the terms “Fiscal 2006,” “Fiscal 2005,” and “Fiscal 2004” refer to our fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. The term “Fiscal 2007” refers to our fiscal year which will end on February 3, 2007. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc., and, where applicable, our consolidated subsidiaries.

Segment Reporting

Effective with our acquisition of Crosstown Traders, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs. See “NOTE 19. SEGMENT REPORTING” below for further information regarding our segment reporting.

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing. There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2006 to January 28, 2006 that would have a material effect on our financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires that our management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Reclassifications

Certain prior-year amounts in the consolidated statements of operations and comprehensive income and the consolidated statements of cash flows for prior years have been reclassified to conform to the current-year presentation.

Cash Equivalents

We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value.

Available-for-Sale Securities

Our investments are classified as available for sale. Securities traded on an established market are carried at fair value, and unrealized gains and losses are reported in a separate component of stockholders’ equity. We adjust the cost of these investments for amortization of premiums and the accretion of discounts to maturity where applicable. Such adjustments are included in interest income. We include interest income and realized gains and losses from investments in other income. The cost of securities sold is based on the specific identification method.

Short-term available-for-sale securities include investments with an original maturity of greater than three months and a remaining maturity of less than one year, and consist primarily of retained interests in our asset securitization facilities (see “NOTE 17. ASSET SECURITIZATION” below). Long-term available-for-sale securities include investments that have an original maturity of greater than one year, but are available on an as-needed basis to support our working capital needs.

Accounts Receivable

Our FIGI’S catalog offers credit to its customers using interest-free, three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday. A substantial portion of the FIGI’S catalog business is conducted during the Christmas holiday season. We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance.

Inventories

We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis) for our Retail Stores and our Direct-to-Consumer segment inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns currently taken and shrinkage on the retail value of inventories. In addition to markdowns that have been taken (i.e., selling price permanently reduced on the selling floor), we accrue an estimate for markdowns not yet recorded that we believe will be necessary to sell end-of-season inventory on hand at the end of the period. We purchase inventory by season and distinguish aged inventory by tracking inventory quantities on hand by season. We liquidate aged seasonal inventory through markdowns or sale to liquidators. We account for store inventory shrinkage based on periodic physical inventories on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates. We determine interim shrinkage estimates on a store-by-store basis, based on our most recent physical inventory results. We account for distribution and fulfillment center inventory shrinkage based on cycle counts on a center-by-center basis.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Deferred and Non-Deferred Advertising Costs

With the exception of direct-response advertising, we expense advertising costs as incurred. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” we accumulate all direct costs incurred in the development, production, and circulation of our direct-mail catalogs on our consolidated balance sheet until such time as the related catalog is mailed. These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, catalog, and occupancy expenses over the expected sales realization cycle, generally within one to six months.

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

Non-deferred advertising costs charged to expense as incurred were $75,387,000, $66,666,000, and $60,494,000 in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Deferred catalog advertising costs amortized to expense were $82,384,000 in Fiscal 2006 (from the date of acquisition of Crosstown Traders on June 2, 2006), and deferred catalog advertising costs as of January 28, 2006 were $20,591,000.

Property and Depreciation

For financial reporting purposes, we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the lease term as determined under our operating lease accounting policy (see “Operating Leases” below), if shorter. We use accelerated depreciation methods for income tax reporting purposes. Depreciation and amortization of property, equipment (including equipment acquired under capital leases), and leasehold improvements was $77,876,000, $72,437,000, and $76,541,000 in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

We evaluate the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and future estimated results when evaluating an asset for potential impairment, then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Lease Accounting

We lease substantially all of our store properties as well as certain of our other facilities, and account for our leases in accordance with SFAS No. 13, "Accounting for Leases." A majority of our store leases contain lease options that we can unilaterally exercise. The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

For leases that contain rent escalations, the lease term for recognition of straight-line rent expense commences on the date we take possession of the leased property for construction purposes, which for stores is generally two months prior to a store opening date. Similarly, landlord incentives or allowances under operating leases (tenant improvement allowances) are recorded as a deferred rent liability and recognized as a reduction of rent expense on a straight-line basis over the lease term, commencing on the date we take possession of the leased property for construction purposes.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We own trademarks, tradenames, Internet domain names, customer lists, customer relationships, and a covenant not to compete that we obtained in connection with our acquisitions of LANE BRYANT and Crosstown Traders. The values of these intangible assets were determined by an independent appraisal, using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets. We allocated the excess of the cost of the acquisitions over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill. In accordance with the provisions of SFAS No. 142, we are not amortizing the goodwill.

The LANE BRYANT and Crosstown Traders trademarks, tradenames, and Internet domain names are well-recognized in their respective markets. We expect to renew and protect these trademarks, tradenames, and Internet domain names indefinitely, and expect that they will generate positive cash flows for the Company for the foreseeable future. Therefore, we are not amortizing the appraised value of the trademarks, tradenames, and I”nternet domain names. We periodically review the trademarks, tradenames, and Internet domain names for indicators of a limited useful life. We are amortizing the customer lists, customer relationships, and covenant not to compete over their estimated useful lives of four to five years.

In accordance with the provisions of SFAS No. 142, we are required to re-evaluate goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if there is an indication of possible impairment. During the fourth quarters of Fiscal 2006, Fiscal 2005, and Fiscal 2004, we conducted annual re-evaluations of our goodwill and other indefinite-lived intangible assets and determined that there was no impairment of these assets. In conducting our re-evaluations for impairment, we assigned the values of the goodwill and other indefinite-lived intangible assets, which were recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, and Crosstown Traders, to the respective reporting units within our reportable business segments in accordance with the provisions of SFAS No. 142. The calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used. Information on goodwill by business segment is included in “NOTE 19. SEGMENT REPORTING” below.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Asset Securitization

We account for our asset securitization facilities in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Asset securitization primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a qualified special-purpose entity (“QSPE”). The QSPE’s assets and liabilities are not consolidated in our balance sheets The QSPEs issue asset-backed certificates that represent undivided interests in those credit card receivables transferred into the QSPE. These certificates are sold to investors, and we retain any undivided interests that remain unsold. We include these remaining undivided interests, and any other retained interests, in short-term available-for-sale securities in our accompanying consolidated balance sheet. The carrying value of these retained interests approximates their fair value.

Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income, including revaluation of our interest-only strip, is included as a reduction of selling, general, and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

Deferred Debt Acquisition Costs

Debt acquisition costs are deferred and amortized to interest expense on a straight-line basis over the life of the related debt agreement.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims. Our insurance liabilities are a component of accrued expenses on our consolidated balance sheet, and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating our self-insurance liabilities, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Common Stock Plans

We account for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. We amortize deferred compensation expense attributable to stock awards and stock options having an exercise price less than the market price on the date of grant on a straight-line basis over the vesting period of the award or option. We do not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan. We have elected to follow the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and pro forma net income per share using the fair value method under SFAS No. 123:

(In thousands, except per share amounts)	2006	2005	2004

Net income as reported	$99,391	$64,526	$38,042
Add stock-based employee compensation as reported,
using intrinsic value method, net of income taxes	4,429	1,649	930
Less stock-based employee compensation, using fair-value
method, net of income taxes	(5,307)	(3,862)	(3,298)
Pro forma net income	$98,513	$62,313	$35,674

Basic net income per share:
As reported	$.83	$.56	$.34
Pro forma	.82	.54	.32
Diluted net income per share:
As reported	.76	.52	.33
Pro forma	.75	.50	.31

For purposes of determining the pro forma disclosures, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, we used a range of estimated stock price volatilities of 37.6 to 50.8, a dividend yield of 0.0%, expected lives of 3 months for the Employee Stock Purchase Plan, 1 to 5 years for stock award plans, and 3 to 7 years for stock option and stock incentive plans, and the following risk-free interest rates:

(In percents)	2006	2005	2004

Risk-free interest rate:
Employee stock purchase plan	2.6 - 4.3	0.9 - 2.4	0.9
Stock award plans	3.5 - 4.5	1.9 - 3.9	2.8
Stock option and incentive plans	4.2 - 4.5	2.8 - 4.4	2.8

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting for share-based payments under SFAS No. 123R is similar to the fair value method in SFAS No. 123, except that we will be required to recognize the fair value of share-based payments as compensation expense in our financial statements beginning in Fiscal 2007 (see “Impact of Recent Accounting Pronouncements” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

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

We offer our customers various loyalty card programs (see “NOTE 13. CUSTOMER LOYALTY CARD PROGRAMS” below). Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

We sell gift cards to our Retail Stores segment customers through our stores, retail-store-related websites, and through a third party. We recognize income from gift cards when the gift card is redeemed by the customer. Our gift cards do not contain expiration dates or inactivity fees. We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns

Cost of Goods Sold, Buying, Catalog, and Occupancy Expenses

Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our catalog and E-commerce business. We capitalize net merchandise costs and freight as inventory costs. Cost of goods sold also includes costs incurred in connection with our customer loyalty card programs (see “Revenue Recognition” above). Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Catalog expenses include the costs of producing and distributing our merchandise catalogs (see Deferred Catalog Advertising Costs” above). Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying, catalog, and occupancy expenses are treated as period costs and are not capitalized as part of inventory.

Costs Associated With Exit or Disposal Activities

We recognize liabilities for costs associated with exit or disposal activities when the liabilities are incurred, and value the liabilities at fair value, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Severance pay is recognized as employees render service over future periods if the severance arrangement requires employees to render future service beyond a minimum retention period.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Income Taxes

We use the liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, we adjust deferred tax assets and liabilities to reflect the effect of changes in enacted tax rates on expected reversals of financial statement and income tax basis differences.

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

Prior to Fiscal 2006, we did not record a provision for incremental United States income taxes on profits from our international operations, as it was our intention to permanently reinvest such undistributed profits in our international operations. During Fiscal 2006, based on a formal reinvestment plan approved by our Board of Directors, we repatriated $44,000,000 of profits from our international operations, which resulted in $2,667,000 of United States income taxes, $1,135,000 of applicable foreign tax credits, and net taxes of $1,532,000. Subsequent to Fiscal 2006 we intend to continue to permanently reinvest undistributed profits from our international operations, and to not provide for incremental United States income taxes on such undistributed profits.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method. Common share equivalents also include the effect of assumed conversion of our convertible debt, using the “if-converted” method, when the effect of such assumed conversion is dilutive. Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

Comprehensive Income

The consolidated statements of operations and comprehensive income include transactions from non-owner sources that affect stockholders’ equity. Unrealized gains and losses recognized in comprehensive income are reclassified to net income upon their realization.

Business Segments and Related Disclosures

With our acquisition of Crosstown Traders, Inc. (see “NOTE 2. ACQUISITION OF Crosstown Traders, INC.” below), we operate in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The retail store and E-commerce operations under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands are aggregated into the Retail Stores segment. The Direct-to-Consumer segment includes catalog and catalog-related E-commerce operations under our Crosstown Traders brands. Our foreign sourcing operations do not constitute a material geographic segment. See “NOTE 19. SEGMENT REPORTING” below for further information regarding our segment reporting.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
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

Cash Consideration Received from Vendors

We record cash consideration received from vendors as a reduction of inventory, and it is recognized in cost of goods sold as inventory is sold, in accordance with EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” As of January 28, 2006 and January 29, 2005, $9,310,000 and $6,465,000, respectively, of cash received from vendors has been deferred into inventory and will be recognized as inventory is sold. We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and may simplify some of the more complex implementation requirements of SFAS No. 123R. In addition, on April 15, 2005, the SEC issued a rule entitled “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment” (the “Rule”). The Rule deferred the date by which certain SEC registrants are required to comply with the provisions of SFAS No. 123R. As a result of the Rule, we will be required to adopt the provisions of SFAS No. 123R as of the beginning of Fiscal 2007.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Our adoption of SFAS No. 123R in Fiscal 2007 will result in the recognition of additional compensation expense for stock-based compensation as compared to our historical stock-based compensation expense under APB Opinion No. 25. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include more restricted stock awards and fewer stock options, which resulted in the recognition of additional compensation expense under APB Opinion No. 25. Although we cannot reliably estimate the nature and amounts of stock-based awards to be issued in future periods, we believe that, as a result of this change, the incremental impact of adopting SFAS No. 123R will be lower than the amounts reflected in our historical pro forma disclosures (see “Common Stock Plans” above). In addition, as a result of the increased use of restricted stock awards, we expect to continue using the Black-Scholes valuation model and straight-line amortization of compensation expense, which we currently use for our pro forma disclosures under SFAS No. 123, upon adoption of SFAS No. 123R. We have not yet determined whether we will adopt SFAS No. 123R on a prospective or-retrospective basis, as allowed by the Statement.

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

In June 2005, the FASB ratified EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue 05-6 requires that leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination be amortized over the lesser of the useful life of the assets or a lease term that includes renewals that are reasonably assured at the date of the purchase or business combination. The guidance in Issue 05-6 was effective as of the beginning of the third quarter of Fiscal 2006. Adoption of EITF Issue 05-6 did not have a material effect on our financial position or results of operations.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. FSP FAS 13-1 is effective as of the beginning of Fiscal 2007. We do not expect the adoption of FSP FAS 13-1 to have a material effect on our financial position or results of operations.

NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.

On June 2, 2005, we acquired 100% of the outstanding stock of Crosstown Traders, Inc. ("Crosstown Traders"), a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Crosstown Traders operates multiple catalog titles and related websites, and the majority of Crosstown Traders’ revenues are derived from the catalog sales of women’s apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown Traders also derives revenues from the catalog sales of food and gifts, the majority of which occur during the fourth quarter of the fiscal year. The acquisition of Crosstown Traders provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which will include our catalog and catalog-related E-commerce sales distribution channels.

Under the terms of the acquisition agreement, we paid $218,015,000 in cash for Crosstown Traders and assumed Crosstown Traders’ debt of $40,728,000. We also incurred direct costs related to the acquisition (primarily advisory, legal, and statutory fees) of approximately $3,789,000. Subsequent to the acquisition, we securitized Crosstown Traders’ apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown Traders receivables. The majority of the proceeds of approximately $50,000,000 from the securitization were used to retire Crosstown Traders’ debt.

We financed the acquisition with $102,200,000 of our existing cash and cash equivalents (net of cash acquired of $5,815,000) and $110,000,000 of borrowings under our then-existing revolving credit facility. Subsequent to the acquisition, we amended our credit facility (see "Note 8. Short-term Borrowings and Long-term Debt" below).

We accounted for the acquisition under the purchase method of accounting, and included the results of operations of Crosstown Traders in our results of operations from the date of acquisition. Prior-period results have not been restated for the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. In accordance with the provisions of SFAS No. 141, “Business Combinations,” we recognized certain intangible assets acquired, primarily trademarks, tradenames, internet domain names, and customer relationships, separately from goodwill. The fair values of acquired intangible assets, property, and equipment were based on an independent appraisal. Other assets acquired and liabilities assumed were recorded at their estimated fair values. The final purchase price allocations will be completed after we review all available data and complete our own internal assessments. Any additional adjustments resulting from finalization of the purchase price allocations for Crosstown Traders will affect the amount assigned to goodwill.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the acquired trademarks, tradenames, and internet domain names will not be amortized, but will be subject to annual reviews for impairment or for indicators of a limited useful life. Other intangible assets acquired, consisting of Crosstown Traders customer relationships, are being amortized over their estimated useful life of four years.

The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired will be allocated to goodwill, and will not be deductible for tax purposes. In accordance with the requirements of SFAS No. 142, the goodwill will not be amortized, but will be subject to an annual review for impairment. The Crosstown Traders goodwill will be included in our Direct-to-Consumer segment.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

The preliminary purchase price allocation for the identifiable tangible and intangible assets and liabilities of Crosstown Traders is as follows:

Purchase
Price
(In thousands)	Allocation

Fair value of assets acquired:
Cash and cash equivalents	$5,815
Accounts receivable	60,092
Merchandise inventories	71,238
Deferred advertising	12,794
Property, equipment, and leasehold improvements	19,321
Prepayments and other	8,319
Fair value of liabilities assumed:
Accounts payable and accrued expenses	(57,802)
Other liabilities	(2,366)
Intangible assets subject to amortization	13,100
Intangible assets not subject to amortization	70,000
Deferred tax effect of acquisition	(25,866)
Goodwill	87,887
Total purchase price	$262,532

Concurrent with the acquisition of Crosstown Traders, we began preparing a formal integration plan for Crosstown Traders’ operations, which included exiting and consolidating certain activities of Crosstown Traders, lease terminations, unfavorable contract costs, severance, and certain other exit costs. As of January 28, 2006, we finalized the plan and recorded a liability for the costs of the plan, which we recorded as a component of the purchase price of the acquisition in accordance with EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Liabilities recorded in connection with the integration plan (which we recorded as an increase in goodwill), payments or settlements of these liabilities for Fiscal 2006, and the remaining accrual as of January 28, 2006 were as follows:

		Fiscal 2006	Balance at
	Exit Costs	Payments/	January 28,
(In thousands)	Recorded	Settlements	2006

Severance and related costs	$4,743	$(363)	$4,380
Lease termination and related costs	2,180	0	2,180
Unfavorable contract costs	900	0	900
Other costs	1,154	0	1,154
Total	$8,977	$(363)	$8,614

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Severance and related costs represent involuntary termination benefits for approximately 322 employees as a result of the decision to close Crosstown Traders’ manufacturing facility and two of its offices, and to consolidate certain back-office operations into our shared-services operations. Lease termination and related costs mainly represent the estimated lease termination obligations related to the closing of Crosstown Traders’ leased manufacturing facility. The unfavorable contract costs represent the estimated costs related to an unfavorable service contract Crosstown Traders entered into prior to the acquisition. Other costs are principally employee relocation costs to relocate certain key Crosstown Traders employees from the closed facilities to Crosstown Traders’ headquarters in Tucson, Arizona. We expect to complete our integration plan by the end of Fiscal 2007.

The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of Crosstown Traders as if the acquisition had occurred on January 31, 2004. The pro forma information includes adjustments having a continuing impact on our consolidated results of operations as a result of using the purchase method of accounting for the acquisition. These adjustments consist of: additional depreciation of fair value adjustments for property, equipment, and leasehold improvements; amortization of the fair value of customer relationships acquired; additional interest expense from borrowings incurred to finance the acquisition and amortization of deferred financing costs related to amending our credit facility; reduced interest expense from the repayment of Crosstown Traders’ debt; and a reduction in interest income from the use of cash and cash equivalents to fund a portion of the acquisition cost.

The unaudited pro forma information has been prepared based on our purchase price allocations, using assumptions that our management believes are reasonable. It is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 31, 2004, and is not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for the effect of non-recurring items or for operating synergies that we may realize as a result of the acquisition.

Unaudited pro forma results of operations:

	Year Ended
	January 28,	January 29,
(In thousands, except per share amounts)	2006	2005

Net sales	$2,897,904	$2,793,663
Net income	98,317	75,197

Net income per share:
Basic	$.82	$.65
Diluted	.75	.60

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog, acquired on June 2, 2005 as part of our acquisition of Crosstown Traders. Details of our accounts receivable are as follows:

January 28,
(In thousands)	2006

Due from customers	$45,191
Allowance for doubtful accounts	(6,588)
Net accounts receivable	$38,603

Details of the allowance for doubtful accounts are as follows:

Year Ended
January 28,
2006

Balance as of June 2, 2005 (date of acquisition)	$0
Provision for doubtful accounts	(5,661)
Collections of accounts previously written off	(1,030)
Accounts written off	103
Balance, January 28, 2006	$(6,588)

NOTE 4. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

	Lives
(Dollars in thousands)	(Years)	2006	2005

Land		$5,829	$5,983
Buildings and improvements	10 to 40	74,573	70,549
Store fixtures	5 to 10	145,586	128,958
Equipment	3 to 10	208,266	179,358
Equipment acquired under capital leases	7	71,908	68,119
Leasehold improvements	10(1)	382,319	333,061
Total at cost		888,481	786,028
Less: Accumulated depreciation and amortization		491,154	440,551
Accumulated amortization of capital lease assets		34,728	24,814
Total accumulated depreciation and amortization		525,882	465,365
Net property, equipment, and leasehold improvements		$362,599	$320,663
____________________
(1) Or the life of the lease, if shorter.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 5. TRADEMARKS AND OTHER INTANGIBLE ASSETS

	Life
(Dollars in thousands)	(Years)	2006	2005

Trademarks, tradenames, and Internet domain names		$238,800	$168,800
Customer lists, customer relationships,
and covenant not to compete	4 to 5	16,400	3,300
Total at cost		255,200	172,100
Less: accumulated amortization of customer lists,
customer relationships, and covenant not to compete		5,126	2,282
Net trademarks and other intangible assets		$250,074	$169,818

Total amortization of other intangible assets was $2,844,000 in Fiscal 2006, $660,000 in Fiscal 2005, and $660,000 in Fiscal 2004. Estimated amortization of intangible assets for the next five fiscal years is: Fiscal 2007 - $3,633,000; Fiscal 2008 and Fiscal 2009 - $3,275,000 per year; Fiscal 2010 - $1,091,000, thereafter - $0.

NOTE 6. AVAILABLE-FOR-SALE SECURITIES

		Estimated
(In thousands)	Cost	Fair Value

January 28, 2006
U.S. Treasury Bills	$19,781	$19,781
Charming Shoppes Master Trust certificates and retained interests(1)	66,828	66,828
Other	609	609
	$87,218	$87,218
January 29, 2005
Charming Shoppes Master Trust certificates and retained interests(1)	$52,485	$52,485
Other	612	612
	$53,097	$53,097
____________________
(1) Includes Master Trust certificates of $10,690,000, Interest-only strip of $15,061,000, and retained interests of $41,077,000 at January 28, 2006, and Master Trust certificates of $17,325,000, Interest-only strip of $10,390,000, and retained interests of $24,770,000 at January 29, 2005.

During Fiscal 2006 and Fiscal 2004, there were no realized gains or losses on available-for-sale securities. During Fiscal 2005, there were $185,000 of realized losses on sales of available-for-sale securities.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Contractual maturities of available-for-sale securities at January 28, 2006 were:

		Estimated
(In thousands)	Cost	Fair Value

Due in one year or less(1)	$86,978	$86,978
Due after ten years	240	240
	$87,218	$87,218
____________________
(1) Includes Charming Shoppes Master Trust certificates, interest-only strip, and retained interests.

NOTE 7. INCOME TAXES

Income before income taxes and minority interest:

(In thousands)	2006	2005	2004

Domestic	$144,753	$98,144	$56,181
Foreign	7,648	3,524	3,342
	$152,401	$101,668	$59,523

Income tax provision:

(In thousands)	2006	2005	2004

Current:
Federal	$50,097	$20,857	$14,973
State	4,255	6,275	1,913
Foreign	892	668	529
	55,244	27,800	17,415
Deferred:
Federal	(547)	8,885	4,337
State	(1,687)	457	(129)
	(2,234)	9,342	4,208
	$53,010	$37,142	$21,623

We made income tax payments of $45,354000, $30,829,000, and $10,147,000 during Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Reconciliation of the effective tax rate with the statutory Federal income tax rate:

	2006	2005	2004

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal income tax	0.4	2.2	1.9
Foreign income	(1.2)	(0.6)	(1.1)
Employee benefits	(0.6)	(1.0)	(0.5)
Other, net	1.2	0.9	1.0
	34.8%	36.5%	36.3%

Components of deferred tax assets and liabilities:

	Net Current	Net Long-Term
	Assets	Assets
(In thousands)	(Liabilities)	(Liabilities)

January 28, 2006
Property, equipment, and leasehold improvements		$(15,669)
Accounts receivable	$3,288
Prepaid and accrued expenses	7,614
Inventory	(472)
Deferred compensation	4,355	14,641
Goodwill and intangible assets		(57,163)
Investments		(924)
Deferred rent		14,036
Other	(937)	33
	$13,848	$(45,046)

January 29, 2005
Property, equipment, and leasehold improvements		$(19,374)
Tax net operating loss and credit carryforwards		564
Prepaid and accrued expenses	$13,084
Inventory	(1,902)
Deferred compensation		8,662
Intangible assets		(26,524)
Investments		(1,878)
Deferred rent		6,867
Other	4,318	38
	$15,500	$(31,645)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

On October 22, 2004, the President of the United States of America signed into law H.R. 4250, “The American Jobs Creation Act of 2004” (the “Act”). The Act includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company’s international operations provided that certain criteria are met, including the implementation of a qualifying reinvestment plan for the repatriated earnings. The Act permits the repatriation of profits at a tax rate not to exceed 5.25% for approximately a one-year period, subject to certain limitations. During Fiscal 2006, based on a formal reinvestment plan approved by our Board of Directors, we repatriated $44,000,000 of profits from our international operations, which resulted in $2,667,000 of United States income taxes, $1,135,000 of applicable foreign tax credits, and net taxes of $1,532,000.

During Fiscal 2004, we reached a settlement with the Internal Revenue Service regarding its audit of our corporate-owned life insurance (“COLI”) program. The settlement included $18,477,000 of income taxes and $4,038,000 of interest, net of a tax benefit of $2,175,000. Of the $18,477,000 of income taxes, $16,125,000 was satisfied through the use of existing operating losses and tax credits. As part of the settlement, we surrendered our existing life insurance policies and received their cash surrender value of $16,332,000. The settlement had no impact on our current results of operations, as we had previously provided for taxes to cover the settlement. The settlement had a net positive impact of $7,767,000 on our Fiscal 2004 cash flows. The utilization of the operating losses and tax credits to satisfy income taxes related to the COLI settlement resulted in a decrease in net deferred tax assets.

NOTE 8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

(In thousands)	2006	2005

Short-term borrowings
Revolving credit facility	$50,000	$0

Long-term debt
4.75% Senior Convertible Notes due June 2012	$150,000	$150,000
Capital lease obligations	24,825	34,825
6.07% mortgage note, due October 2014	12,261	12,821
6.53% mortgage note, due November 2012	9,450	10,850
7.77% mortgage note due December 2011	9,050	9,564
Variable rate mortgage note due March 2006	0	5,605
Other long-term debt	1,158	1,399
Total long-term debt	206,744	225,064
Less current portion	14,765	16,419
	$191,979	$208,645

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

On July 28, 2005, we amended our existing $300,000,000 revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility agreement provides for a revolving credit facility with a maximum availability of $375,000,000, subject to certain limitations as defined in the facility agreement, and provides that up to $300,000,000 of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500,000,000. The amended facility agreement expires on July 28, 2010. In connection with the amendment, we capitalized approximately $1,417,000 of fees that are being amortized on a straight-line basis over the life of the amended facility agreement. Of the $110,000,000 borrowed under the facility in connection with the acquisition of Crosstown Traders, Inc. (see “NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.” above), $60,000,000 has been repaid and $50,000,000 has been classified as short-term borrowings as it is our intention to re-pay such borrowings within 12 months. As of January 28, 2006, $9,403,000 of issued but undrawn standby letters of credit were outstanding under the credit facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of January 28, 2006, the applicable rates on borrowings under the facility were 7.25% for Prime Rate Loans and 5.54% (LIBOR plus 1%) for Eurodollar Rate Loans. All borrowings outstanding under the facility as of January 28, 2006 were Eurodollar Rate Loans, with a weighted-average interest rate of 5.30% (LIBOR plus 1%).

The amended facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decr ease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement). The amended facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

In Fiscal 2006, we acquired $3,892,000 of information technology equipment under capital leases with initial lease terms of 36 to 48 months. During Fiscal 2005 and Fiscal 2004, we acquired $3,899,000 and $8,468,000, respectively, of POS equipment under capital leases that generally have an initial lease term of 60 months. In December 2004, we refinanced certain material handling equipment at our Greencastle distribution center under a capital lease of $5,000,000 payable over a term of 48 months. In December 2002, we entered into an $11,500,000 capital lease for the purchase of material handling systems and related equipment and software for our White Marsh distribution center. The terms of the White Marsh lease provided for the availability of funds as the equipment and software was delivered and accepted and is payable over a term of 60 months. During Fiscal 2004, we acquired $10,000,000 of equipment under the White Marsh lease, and we received the remaining $1,500,000 of equipment and related software during Fiscal 2005. Substantially all of our capital leases include a bargain purchase option. As of January 28, 2006, the imputed interest rates on our outstanding capital leases ranged from 4.50% to 7.60%.

In October 2004, we borrowed $13,000,000 under a 6.07% mortgage note (the “Note”). Repayment of the Note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,800,000 at the end of 10 years. The Note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The Note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility. The proceeds from this borrowing were used to repay the scheduled maturities of other debt and for other general corporate purposes.

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

The 7.77% mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103,000 commencing in January 2002 and a final payment of any remaining unpaid principal and interest in December 2011. The mortgage note is secured by land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases and rents we own or receive from tenants of the Bensalem facility. The net proceeds of $10,851,000 from the mortgage note were used to repay a portion of borrowings that were outstanding under our then-existing $300,000,000 revolving credit facility.

On August 8, 2005, we repaid the variable rate mortgage note, due March 2006.

During Fiscal 2006, Fiscal 2005, and Fiscal 2004, we made interest payments of $15,824,000, $13,609,000, and $13,572,000, respectively. No interest expense was capitalized during Fiscal 2006 or Fiscal 2005, and $725,000 of interest expense was capitalized during Fiscal 2004.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Aggregate maturities of long-term debt during the next five fiscal years are as follows:

(In thousands)	2007	2008	2009	2010	2011

Capital lease obligations	$11,972	$8,026	$4,425	$402	$0
Mortgage notes	2,549	2,631	2,718	2,813	2,913
Other long-term debt	244	247	250	252	120
	$14,765	$10,904	$7,393	$3,467	$3,033

Minimum lease payments under capital leases for the next five fiscal years are: 2007 - $13,230,000; 2008 - $8,618,000; 2009 - $4,593,000; 2010 - $406,000; 2011 - $0. Included in these minimum lease payments is aggregate imputed interest of $2,022,000.

NOTE 9. STOCKHOLDERS’ EQUITY

Our authorized shares consist of:

•	1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized;

•	300,000,000 shares of common stock, $.10 par value.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 10. STOCK OPTION AND STOCK INCENTIVE PLANS

Our Amended and Restated Non-Employee Directors Program was adopted by the Board of Directors on July 1, 1999, and provided for the grant of options or awards of up to an aggregate total of 700,000 shares of common stock. This program includes an automatic annual grant of options to purchase 20,000 shares of common stock to each non-employee director. The options vest in equal installments over five years. The exercise price of such options may not be less than the fair market value of the stock on the date of grant. The program also provided for a one-time grant of 10,000 shares of restricted common stock to each newly-elected non-employee director. The grants vest in equal amounts over three years. In June 2002, this plan was amended to provide for annual grants of 3,000 restricted stock units (“RSUs”) to each non-employee director. The RSUs generally vest in full one year after grant. During Fiscal 2004, the RSUs for 24,000 shares that were granted during Fiscal 2003 were settled in cash or deferred payment for $113,000, based on a market value of $4.72 per share on the date of vesting.

Our 2003 Non-Employee Directors Compensation Plan was approved by shareholders on June 26, 2003. This plan is an additional amendment and restatement of the Amended and Restated Non-Employee Directors Program adopted on July 1, 1999. Directors who are not employed by the Company are eligible for participation in the plan. The Board of Directors administers the plan and approves the form and amount of awards under the plan. This plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, RSUs, or deferred shares of up to an aggregate total of 600,000 shares of our common stock. No more than 50% of the shares reserved for issuance under the plan may be issued as restricted stock awards or RSUs. The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant. The maximum term of options and SARs issued under the plan is ten years. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees. The plan includes a provision that options previously granted under the plan will not be amended or replaced in a transaction that constitutes a “re-pricing” (as defined in the plan) without shareholder approval. The plan provides for a one-time restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director. In June 2005, the plan was amended to provide for annual grants of options for 7,500 shares of common stock that vest in one year and annual grants of 7,500 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders. Each RSU represents a right to receive one share of common stock, or cash of equal value at the Company’s option, at the date of vesting, or, if deferred by the director, at a later date after termination of service.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Additional information related to our Non-Employee Directors Compensation Plan is as follows:

	2006	2005	2004

One-time restricted stock awards granted	10,000	10,000	10,000
Weighted average market price at date of grant	$12.48	$7.65	$4.57
Shares issued under stock awards	3,333	13,333	3,334
Restricted awards outstanding at year-end	13,334	6,667	10,000
RSUs granted	55,582	24,658	21,000
Weighted average market price at date of grant	$9.29	$8.42	$4.78
Shares issued under RSUs	25,834	15,658	0
RSUs vested with issuance deferred	9,000	6,000	0
RSUs outstanding at year-end	44,748	24,000	21,000
Options exercisable at year-end	455,225	333,325	282,400

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) was approved by our Board of Directors on April 30, 2004 and by our shareholders on June 24, 2004. This plan replaces our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”), our 1999 Associates’ Stock Incentive Plan (the “1999 Plan”), and our 2000 Associates’ Stock Incentive Plan (the “2000 Plan”) (see below). This plan provides for the grant of options (including both incentive and non-qualified stock options), restricted stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock, together with shares remaining available under the 1993 Plan and shares recaptured from outstanding awards under the 1993 Plan, 1999 Plan, and 2000 Plan. Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards (equity awards other than options, SARs, or other awards for which a participant does not pay at least the grant-date fair market value of the award). Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards by three shares for each share to be used for full-value awards in excess of the 2,000,000 share limit. The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year. The 2004 Plan prohibits the amendment or replacement of options or SARs granted under the plan in a transaction that constitutes a re-pricing under generally accepted accounting principles without shareholder approval. The plan will be administered by our Board of Directors and its Compensation and Stock Option Committee. Additional information related to the 2004 Plan is as follows:

	2006	2005

Restricted stock awards/RSUs granted	1,092,915	270,900
Weighted average market price at date of grant for awards/RSUs granted	$8.51	$9.00
Stock awards/RSUs vested with issuance deferred	104,000	18,000
Shares issued under stock awards/RSUs	5,769	0
Cancellations of restricted stock awards	37,500	0
Restricted awards outstanding at year-end	1,198,546	252,900
Options exercisable at year-end	0	0

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Our Board of Directors adopted the 2000 Associates’ Stock Incentive Plan (the “2000 Plan”) on January 27, 2000. The 2000 Plan provided for the grant of options, SARS, restricted stock awards, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock. The form of the grants, exercise price, and maximum term, where applicable, were at the discretion of the Board of Directors and its Compensation and Stock Option Committee. Additional information related to the 2000 Plan is as follows:

	2006	2005	2004

Restricted stock awards granted	0	439,500	97,000
Weighted average market price at date of grant
for awards granted	-	$7.31	$3.36
Shares issued under stock awards	46,551	23,572	27,599
Cancellations of restricted stock awards	53,000	21,903	28,450
Restricted awards outstanding at year-end	524,265	623,816	229,791
Options exercisable at year-end	1,030,009	1,214,113	1,891,271

Our Board of Directors adopted the 1999 Associates’ Stock Incentive Plan (the “1999 Plan”) in February 1999. The 1999 Plan provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock. The exercise price of such options could not be less than the fair market value at the date of grant. The maximum term of options issued under the plan is ten years. As of January 28, 2006, January 29, 2005, and January 31, 2004, 120,700 options, 191,200 options, and 321,800 options, respectively, were exercisable under this plan.

As a result of our adoption of the 2004 Stock Award and Incentive Plan (see above), no further options or awards may be granted under the 2000 Plan or the 1999 Plan.

Our 1993 Employees’ Stock Incentive Plan provided for the grant of options or awards for up to an aggregate total of 10,898,726 shares of common stock plus 1,843,258 shares available but unissued under our discontinued 1990 Employees’ Stock Incentive Plan. The form of the grants and exercise price, where applicable, were at the discretion of our Board of Directors and its Compensation and Stock Option Committee. The maximum term of options issued under the 1993 Plan is ten years. As a result of the adoption of the 2004 Stock Award and Incentive Plan on April 30, 2004, we no longer intend to issue options or awards under this plan. Additional information related to this plan is as follows:

	2006	2005	2004

Restricted stock awards granted	0	393,000	52,500
Weighted average market price at date of grant
for awards granted	-	$7.20	$3.48
Shares issued under stock awards	42,810	67,760	88,060
Stock awards vested with issuance deferred	90,000	90,000	0
Cancellations of restricted stock awards	0	11,400	18,900
Restricted awards outstanding at year-end	597,310	730,120	506,280
Options exercisable at year-end	1,461,360	2,127,498	6,398,767

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of January 28, 2006, January 29, 2005, and January 31, 2004, 23,321 options, 32,245 options, and 55,482 options, respectively, were exercisable under this plan.

Our 1989 Non-Employee Director Stock Option Plan provided for the grant of options to each member of our Board of Directors who is not an employee of the Company to purchase up to 30,000 shares of common stock. The exercise price of such options could not be less than the fair market value of the stock on the date of grant. As of January 28, 2006, January 29, 2005, and January 31, 2004, 0 options, 25,000 options, and 25,000 options, respectively, were exercisable under this plan. As a result of the adoption of the Amended and Restated Non-Employee Directors Program on July 1, 1999, we no longer intend to issue options under this plan.

The table below summarizes the activity in all Stock Option Plans:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at February 1, 2003	12,102,598	$6.028	$1.000	-	$15.813
Granted - option price equal to market price	1,121,375	3.600	2.760	-	6.640
Granted - option price less than market price	44,300	1.000	1.000	-	1.000
Canceled/forfeited	(913,828)	8.517	1.000	-	15.125
Exercised	(220,459)	3.882	1.000	-	6.000
Outstanding at January 31, 2004	12,133,986	5.637	1.000	-	12.125
Granted - option price equal to market price	101,925	7.573	6.590	-	8.440
Granted - option price less than market price	12,000	1.000	1.000	-	1.000
Canceled/forfeited	(493,811)	10.019	1.000	-	15.125
Exercised	(6,249,634)	5.390	1.000	-	8.460
Outstanding at January 29, 2005	5,504,466	5.549	1.000	-	8.460
Granted - option price equal to market price	55,582	9.287	9.100	-	12.480
Granted - option price less than market price	0	-	-	-	-
Canceled/forfeited	(22,386)	5.516	1.000	-	8.250
Exercised	(1,865,554)	5.130	1.000	-	8.460
Outstanding at January 28, 2006	3,672,108	$5.819	$1.000	-	$12.480

The weighted average grant date fair values for options and awards granted, using the Black-Scholes model and assumptions described under “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Common Stock Plans” above, are as follows:

	2006	2005	2004

Option price equal to market price	$2.44	$2.44	$1.14
Option price less than market price	8.67	7.70	3.51

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of January 28, 2006 for the ranges of exercise prices shown:

			Weighted
		Weighted	Average
		Average	Remaining
	Option	Option	Life
Ranges of Option Prices	Shares	Price	(Years)

$0.00 - $1.00:
Options outstanding	71,738	$1.000	5.96
Options exercisable	23,321	1.000
$1.01 - $5.00:
Options outstanding	759,095	$3.987	2.83
Options exercisable	734,667	3.999
$5.01 - $12.48:
Options outstanding	2,841,275	$6.430	4.08
Options exercisable	2,332,627	6.402

At January 28, 2006, the following shares were available for grant under our various stock plans: 2004 Stock Award and Incentive Plan - 8,027,983 shares; 2003 Non-Employee Directors Compensation Plan - 324,253 shares; and 1988 Key Employee Stock Option Plan - 143,035 shares.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time. Under the 2003 Non-Employee Directors Program, shares issued and options granted are subject to forfeiture if the individual does not remain a Director of the Company for a specified period of time except, under certain circumstances, in the case of retirement or voluntary termination.

NOTE 11. EMPLOYEE STOCK PURCHASE PLAN

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. During Fiscal 2006, Fiscal 2005, and Fiscal 2004, 67,514 shares, 72,350 shares, and 106,457 shares respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2006, Fiscal 2005, and Fiscal 2004 was $9.35, $7.23, and $4.57 per share, respectively. At January 28, 2006, 1,236,190 shares were available for future purchases under this plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 12. SHAREHOLDER RIGHTS PLAN

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

Initially, ownership of the Rights will be evidenced by the certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a “Distribution Date” will occur upon the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock (the “Stock Acquisition Date”); or (ii) the close of business on such date as may be fixed by our Board of Directors after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of our outstanding common stock. Until the Distribution Date: (i) the Rights will be evidenced by the certificates representing shares of common stock and will be transferred with, and only with, such certificates; (ii) certificates issued after April 26, 1999 will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for our common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

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

In the event that, at any time following the Stock Acquisition Date: (i) we are acquired in a merger or other business combination transaction in which we are not the surviving corporation (other than a merger that is described in, or that follows a tender offer or exchange offer described above); or (ii) 50% or more of our assets or earning power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. Again, provision is made to permit surrender of the Rights in exchange for one-half of the value otherwise purchasable. The events set forth in this paragraph and above are referred to as the “Triggering Events.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
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

NOTE 13. CUSTOMER LOYALTY CARD PROGRAMS

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

During Fiscal 2004, we introduced a FASHION BUG customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. This program also provides customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancel their membership are entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, we recognized revenues of $8,085,000, $7,594,000, and $7,750,000, respectively, in connection with this program. As of the end of Fiscal 2006, Fiscal 2005, and Fiscal 2004, we accrued $700,000, $700,000, and $1,200,000, respectively, for the estimated costs of discounts earned and coupons issued and not redeemed.

Our CATHERINES brand also offers a loyalty card program. During Fiscal 2006, Fiscal 2005, and Fiscal 2004, we recognized revenues of $7,553,000, $7,470,000, and $7,507,000, respectively, in connection with this program.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Under a previous FASHION BUG customer loyalty card program, we recognized revenues from annual membership fees as sales over the life of the membership based on discounts earned by the customer. For customers who did not earn discounts during the membership period that exceeded the card fee, the difference between the membership fee and discounts earned was recognized as revenue upon the expiration of the annual membership period. Upon early cancellation of the loyalty card, refunds of membership fees were reduced by the amount of any discounts granted to the member under the program. During Fiscal 2004, we recognized revenues of $6,377,000 in connection with this program. We discontinued the issuance of new cards under this program in December 2002, and we terminated the program during Fiscal 2004.

NOTE 14. EMPLOYEE RETIREMENT BENEFIT PLANS

We provide a comprehensive retirement benefit program for our employees. This program provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements. Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.

The program also includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust. The 401(k) plan includes a matching Company contribution of 50% of the participant’s elective contribution on up to 6% of the participant’s compensation. Participating employees are immediately vested in their own contributions. Full vesting in the matching Company contribution occurs on the earlier of the participant’s attainment of 5 years of service or upon retirement, death, or disability, as defined in the plan. Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.

The total expense for the above plans was $3,737,000, $2,317,000, and $2,619,000 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

As of the date of acquisition, Crosstown Traders provided a 401(k) savings plan for its employees with benefits similar to our plan. Participant account balances in the Crosstown Traders plan were transferred to our plan as of January 1, 2006, and participants in the Crosstown Traders plan retain credited years of service earned under that plan.

We also provide a non-qualified deferred compensation plan to officers and certain key executives. Under this plan, participants may contribute up to 77% of their base compensation and 100% of bonus compensation. This plan includes a matching Company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan. The total expense for this plan was $1,355,000, $1,153,000, and $1,155,000 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

During Fiscal 2004, we established a non-qualified defined contribution supplemental retirement plan for certain management and key executives. Under this plan, we contribute amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan. The total expense for this plan was $1,677,000, $1,847,000, and $975,000 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 15. EXPENSES RELATED TO COST REDUCTION PLAN

On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. We accounted for the plan in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs incurred in connection with the plan, payments/settlements of those costs, and the remaining accrual at year end, were as follows:

	Expenses	Payments/	Ending
(In thousands)	Incurred	Settlements	Accrual

Fiscal 2005	$605	$(3,201)	$0

Fiscal 2004	11,534	(8,938)	2,596

Costs incurred in connection with this plan during Fiscal 2004 included $2,980,000 of workforce reduction costs, $3,691,000 of lease termination and related costs, $4,195,000 of accelerated depreciation (non-cash charge), and $668,000 of other facility closure costs. Workforce reduction costs represent involuntary termination benefits and retention bonuses. Employees affected by the plan were notified during the first quarter of Fiscal 2004. During Fiscal 2004, we terminated 349 employees in connection with workforce reductions at our corporate and brand home offices and the closing of our Memphis, Tennessee distribution center, our Hollywood, Florida credit operations, and our remaining MONSOON stores. We accrued the severance benefit in accordance with SFAS No. 146 and recognized retention bonuses ratably over the employees’ remaining service period. Lease termination and related costs mainly represent the estimated fair value of the remaining lease obligations at the Hollywood, Florida facility, reduced by estimated sublease income. In accordance with SFAS No. 146, we recognized the present value of the remaining lease obligation less estimated sublease income related to the Hollywood, Florida facility in June 2003 when we closed the facility.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 16. NET INCOME PER SHARE

(In thousands)	2006	2005	2004

Basic weighted average common shares outstanding	119,831	116,196	112,491
Dilutive effect of assumed conversion of convertible notes	15,182	15,182	15,182
Dilutive effect of stock options	2,051	1,796	885
Diluted weighted average common shares and equivalents outstanding	137,064	133,174	128,558

Net income	$99,391	$64,526	$38,042
Decrease in interest expense from assumed conversion of notes,
net of income taxes	4,514	4,539	4,334
Net income used to determine diluted earnings per share	$103,905	$69,065	$42,376

Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:

	2006	2005	2004

Number of shares (thousands)	0	369	8,255
Weighted average exercise price per share	$0.00	$8.28	$6.63

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

NOTE 17. ASSET SECURITIZATION

Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank), which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a special-purpose entity. The Trust is an unconsolidated qualified special-purpose entity (“QSPE”). Our Crosstown Traders apparel-related catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, are originated in a non-bank program by Crosstown Traders, which transfers its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a special-purpose entity. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

We record gains or losses on the securitization of our proprietary credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale. Gains represent the present value of the estimated cash flows that we have retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an “interest-only” (“I/O”) strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and service fees. During Fiscal 2006, Fiscal 2005, and Fiscal 2004, we recognized the following activity related to the I/O strip:

(In thousands)	2006	2005	2004

Additions to the I/O strip	$24,861	$12,396	$13,638
Amortization and valuation adjustments	20,190	11,214	14,000
Value of the I/O strip at end of year	15,061	10,390	9,208

In addition, we recognized a servicing liability in Fiscal Years 2006, 2005, and 2004 because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received, and is recorded at its estimated fair value. Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining and providing customer service during the expected life of the securitized credit card receivable balances. We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip. During Fiscal 2006, Fiscal 2005, and Fiscal 2004, we recognized the following activity related to the servicing liability:

(In thousands)	2006	2005	2004

Additions to the servicing liability	$3,661	$2,828	$4,011
Amortization of the servicing liability	3,768	3,474	2,141
Value of the servicing liability at end of year	2,297	2,404	3,050

We amortize the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. We estimate the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

The following table presents additional information relating to the QSPEs for Fiscal 2006, Fiscal 2005, and Fiscal 2004:

(In thousands)	2006	2005	2004

Proceeds from sales of new receivables to QSPE	$638,624	$335,875	$331,718
Collections reinvested in revolving-period securitizations	616,336	409,796	422,793
Cash flows received on retained interests	63,586	46,999	41,951
Servicing fees received	6,510	4,826	6,634
Net credit losses	21,229	18,003	30,850
Investor certificates outstanding at end of year	354,040	295,750	269,425
Credit card accounts 90 or more days delinquent at end of year	9,037	7,952	9,795

We are the servicer of the receivables transferred to the QSPEs, and we receive a servicing fee of approximately 2% of the investor interest. The investor certificates outstanding as of January 28, 2006 mature as follows: $74,040,000 in the fiscal year ending February 3, 2007, $63,500,000 in the fiscal year ending February 2, 2008, $36,500,000 in the fiscal year ending January 31, 2009, $144,900,000 in the fiscal year ending January 30, 2010, and $35,100,000 in the fiscal year ending January 29, 2011. Our certificates and retained interests in our securitizations, which aggregated $66,828,000 and $52,485,000 at January 28, 2006 and January 29, 2005, respectively, are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

During Fiscal 2002, the Trust issued $100,000,000 of new five-year asset-backed certificates (“Series 2002-1”) in a private placement, of which $80,000,000 had been sold to investors as of the end of Fiscal 2004. The weighted-average fixed interest rate on the certificates sold is 4.68%. These certificates replaced an $83,500,000 securitization series that matured during Fiscal 2003. During Fiscal 2005, we sold the remaining $20,000,000 of Series 2002-1 certificates that we had been holding as a retained interest. Of the $20,000,000 of Series 2002-1 certificates sold, $9,500,000 were sold at a fixed interest rate. The weighted average interest rate on the fixed-rate certificates sold is 4.93%.

During Fiscal 2004, the Trust closed on a new conduit credit card securitization facility of $132,000,000 that will provide additional funding of up to $100,000,000 for a term of up to two years, subject to an annual renewal. During Fiscal 2006, this facility was modified to reduce the funding limit to $50,000,000. As of January 28, 2006, no credit card receivables were funded under this facility.

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

On August 5, 2004, the Trust issued $180,000,000 of new five-year asset-backed certificates (“Series 2004-1”) in a private placement under Rule 144A. Of the $180,000,000 of certificates issued, $161,100,000 were sold to investors and we held $18,900,000 as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate swap agreements with respect to the $161,100,000 of certificates sold to investors. The blended weighted-average interest rate on the hedged certificates is 4.90%. The Trust used $61,500,000 of the proceeds to pay down other securitization series and placed the remaining proceeds of $118,500,000 into a pre-funding cash account. During Fiscal 2005 and Fiscal 2006, the Trust used funds from the securitization facilities, including the proceeds from the pre-funding cash account, to fund $88,600,000 of Series 1999-1 amortization as well as to provide financing for additional receivables, including the $54,600,000 acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below). During Fiscal 2005, we sold to investors $9,450,000 of the $18,900,000 of Series 2004-1 certificates that we held as a retained interest.

During Fiscal 2006, Catalog Receivables LLC closed on a new dedicated conduit credit card securitization facility that provides funding of up to $55,000,000 on a discounted basis for a term of one year, subject to an annual renewal. As of January 28, 2006, $48,000,000 of credit card receivables were funded under this facility. We expect to renew this facility during Fiscal 2007 on its renewal date.

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

	January 28,	January 29,
	2006	2005

Payment rate	11.7-17.2%	11.1%
Residual cash flows discount rate	15.5%	14.5%
Net credit loss percentage	8.5-12.8%	10.5%
Average life of receivables sold	0.5-0.7 years	0.8 years

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip. This information is presented in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

(In thousands)	10% Change	20% Change

Payment rate	$975	$1,867
Residual cash flows discount rate	68	136
Credit loss percentage	932	1,848

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization facilities. As of January 28, 2006, the SPEs held $10,690,000 of QSPE certificates, an I/O strip of $15,061,000, and other retained interests of $41,077,000 (which are included in the $86,978,000 of short-term available-for-sale securities we held at January 28, 2006 - see “NOTE 6. AVAILABLE-FOR-SALE SECURITIES” above). These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

We have a non-recourse agreement under which a third party provides an accounts receivable proprietary credit card sales accounts receivable funding facility for our LANE BRYANT brand. The facility expires in October 2007. Upon termination of this agreement, we have the right to purchase the receivables allocated to the Lane Bryant retail stores under such agreement at book value from the third party. As of January 29, 2005, we also had a similar non-recourse agreement, which was scheduled to expire in March 2005, for our CATHERINES brand. In accordance with the terms of the Merchant Services Agreement pursuant to which the CATHERINES proprietary credit cards were issued, we gave the requisite notice of our intent to exercise our option to purchase the CATHERINES portfolio upon the expiration of the agreement. In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio for a final purchase price of $54,600,000. The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility (see above).

Under these agreements, the third parties reimburse(d) us daily with respect to the proprietary credit card sales generated by the respective store’s credit card accounts. Additional information for Fiscal 2006, Fiscal 2005, and Fiscal 2004 regarding these agreements is as follows:

(In thousands)	2006		2005	2004

Net funding received from sales of receivables:
LANE BRYANT	$332,885		$284,426	$262,004
CATHERINES	-	(1)	96,717	98,900

Net accounts receivable balance held by third party
at end of year:
LANE BRYANT	209,368		199,098	198,272
CATHERINES	-	(1)	58,167	70,416
____________________
(1) Spirit of America National Bank acquired the CATHERINES portfolio in Fiscal 2006.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 18. LEASES

We lease substantially all of our stores under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges. We also lease certain other buildings and equipment.

Our rent expense was:

(In thousands)	2006	2005	2004

Minimum rent	$207,534	$193,256	$192,902
Contingent rent	34,785	32,709	31,846
	$242,319	$225,965	$224,748

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are: Fiscal 2007 - $216,741,000; Fiscal 2008 - $172,674,000; Fiscal 2009 - $142,709,000; Fiscal 2010 - $111,244,000; Fiscal 2011 - $79,403,000; Thereafter - $137,166,000.

Rent expense includes charges from Limited Brands for office and distribution center space in Reynoldsburg, Ohio under agreements which expire in February 2006 for the office space, and which expired in February 2004 for the distribution center space. The distribution center in Reynoldsburg, Ohio was replaced by our White Marsh, Maryland distribution center in February 2004.

In January 2005, we entered into an agreement with a separate third party that provides for the leasing of a 135,000 square foot facility in Columbus, Ohio, which will serve as a new home office for LANE BRYANT. Minimum annual rent under the lease for the Columbus facility will be $1,704,000 per annum in year one through year five and $1,759,000 in year six through year ten. The lease commenced on January 20, 2006. The lease provides for two five-year renewal periods and an option to purchase, and contains customary termination rights.

LANE BRYANT currently subleases 43 properties from Limited Brands pursuant to a Master Sublease. The properties subject to the Master Sublease were operated as LANE BRYANT stores prior to our acquisition of LANE BRYANT. We have guaranteed the obligations of LANE BRYANT under the Master Sublease. The minimum annual rent commitments shown above include amounts payable under the LANE BRYANT master sublease with Limited Brands which we have guaranteed, as follows: Fiscal 2007 - $6,554,000; Fiscal 2008 - $4,242,000; Fiscal 2009 - $3,267,000; Fiscal 2010 - $736,000; Fiscal 2011 - $245,000; Thereafter - $551,000.

During Fiscal 2006, we signed an agreement to assume the leases on approximately 75-80 outlet store locations. These leases represent the majority of the outlet locations previously operated by Retail Brand Alliance, which ceased its outlet operations early in 2006. The agreement was effective on April 1, 2006, and provides an entry into multiple outlet centers for our LANE BRYANT brand. The outlet stores will be operated under the LANE BRYANT OUTLET nameplate. The majority of the stores are expected to open during July and August of 2006, and these outlet locations will average 7,800 square feet.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 19. SEGMENT REPORTING

With the acquisition of CROSSTOWN, we now operate in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our CROSSTOWN catalogs.

The accounting policies of the segments are generally the same as those described in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” above. Our direct-response advertising production costs are expensed over the estimated revenue stream, generally within one to six months. We use income before interest and taxes excluding unallocated corporate costs to evaluate segment profitability. Corporate costs that are currently allocated to the Retail Stores segment include shared service center costs, information systems and support costs, and warehousing costs. The following financial information for the Direct-to-Consumer segment for Fiscal 2006 does not include allocations of corporate costs. We expect to include corporate cost allocations for the Direct-to-Consumer segment in the future. Unallocated costs include corporate general and administrative costs, corporate depreciation and amortization, corporate occupancy costs, costs of administering our proprietary credit card operations, interest, taxes, and other non-routine charges. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities, deferred income taxes, and other corporate long-lived assets.

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other	Consolidated

Fiscal 2006
Net sales	$2,453,042	$298,888	$3,795	$2,755,725
Depreciation and amortization	44,031	1,235	45,845	91,111
Income before interest and taxes	176,500	19,918	(26,106)	170,312
Interest expense			(17,911)	(17,911)
Income tax provision			(53,010)	(53,010)
Net income	176,500	19,918	(97,027)	99,391
Capital expenditures	74,598	2,394	26,843	103,835

As of January 28, 2006
Total assets	$757,856	$345,357	$463,782	$1,566,995
____________________
(1) From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.

(Table continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other	Consolidated

Fiscal 2005
Net sales	$2,330,483		$4,253	$2,334,736
Depreciation and amortization	44,341		35,265	79,606
Income before interest and taxes	143,886		(26,608)	117,278
Interest expense			(15,610)	(15,610)
Income tax provision			(37,142)	(37,142)
Net income	143,886		(79,360)	64,526
Capital expenditures	34,115		26,450	60,565

As of January 29, 2005
Total assets	$718,444		$585,327	$1,303,771

Fiscal 2004
Net sales	$2,284,976		$3,387	$2,288,363
Depreciation and amortization	47,840		36,694	84,534
Income before interest and taxes	115,988		(40,856)	75,132
Interest expense			(15,609)	(15,609)
Income tax provision			(21,623)	(21,623)
Minority interest in net loss of
consolidated subsidiary	142		0	142
Net income	116,130		(78,088)	38,042
Capital expenditures	29,610		24,418	54,028

As of January 31, 2004
Total assets	$722,912		$450,158	$1,173,070
____________________
(1) From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.

Goodwill by reportable business segment is as follows:

	January 28,	January 29,
(In thousands)	2006	2005

Retail Stores:
LANE BRYANT	$23,436	$23,436
CATHERINES	43,230	43,230

Direct-to-Consumer:
Crosstown Traders	87,887	0
	$154,553	$66,666

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	January 28, 2006		January 29, 2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$130,132	$130,132	$273,049	$273,049
Available-for-sale securities	87,218	87,218	53,097	53,097

Liabilities:
4.75% Senior Convertible Notes due 2012	150,000	203,610	150,000	164,115
Revolving credit facility	50,000	50,000	0	0
6.07% mortgage note, due October 2014	12,261	12,151	12,821	12,869
6.53% mortgage note, due November 2012	9,450	9,397	10,850	10,858
7.77% mortgage note, due December 2011	9,050	9,386	9,564	10,072
Variable rate mortgage note, due March 2006	0	0	5,605	5,605
Other long-term debt	1,158	1,016	1,399	1,201

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

NOTE 21. RESTRUCTURING CREDIT

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2006
(Continued)

NOTE 22. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

Fiscal 2006
Net sales	$603,353	$689,075	$663,677	$799,620
Gross profit	199,431	221,874	201,871	221,274
Net income	30,017	39,424	10,762	19,188
Basic net income per share	$.25	$.33	$.09	$.16
Diluted net income per share	.23	.30	.09	.15

Fiscal 2005
Net sales	$592,518	$612,261	$542,005	$587,952
Gross profit	190,964	180,224	163,226	157,672
Net income	26,249	27,059	6,353	4,865
Basic net income per share	$.23	$.23	$.05	$.04
Diluted net income per share	.21	.21	.05	.04

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

As of the end of the period covered by this report on Form 10-K (the “Evaluation Date”), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of January 28, 2006 appears on page 54 of this Report on Form 10-K, and is incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 55 - 56 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

As a result of our June 2, 2005 acquisition of Crosstown Traders, Inc. (“Crosstown”), we integrated Crosstown into our aforementioned disclosure controls and procedures and expanded certain of our internal control over financial reporting to include the consolidation of Crosstown’s financial position and results of operations, as well as the acquisition-related accounting and disclosures. As we continue with the integration of Crosstown and the execution of our plan to migrate certain of the Crosstown transaction-based processes to our existing financial processes and systems, including the conversion of the Crosstown general ledger to our general ledger system, we are modifying the Crosstown internal control over financial reporting. During December 2005, we completed the migration of the cash management activities, and effective January 1, 2006, we completed the conversion of payroll processing to our respective processes and systems. The migration plan is expected to continue through our current fiscal year. Other than changes arising out of the Crosstown acquisition, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is included under the captions “Directors Standing for Election”, “Biographies of Directors”, “Corporate Governance at Charming Shoppes”, “Compensation of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference. Information regarding Executive Officers is included under “Additional Part I Information - Our Executive Officers,” in Part I of this Report.

We have adopted the Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy (the “Policy”), that applies to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, and principal accounting officer. The Policy has been filed as Exhibit 14 to this report on Form 10-K. We have also adopted corporate governance guidelines (the “Guidelines”) and charters (the “Charters”) for the audit committee, the compensation and stock option committee, the corporate governance and nominating committee, and the finance committee of our Board of Directors. The Policy, Guidelines, and Charters are available on our Internet website, www.charmingshoppes.com, in the “About Us” section. A copy of the Policy, Guidelines, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 450 Winks Lane, Bensalem, PA, 19020.

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

Item 11. Executive Compensation

Information regarding executive compensation is included under the captions “Management Compensation” and “Report of the Compensation and Stock Option Committees of the Board of Directors on Executive Compensation”, and a five-year graph of cumulative total shareholder return on our common stock is included under the caption “Stock Performance Chart,” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions “Equity Compensation Plan Information” and “Principal Shareholders and Management Ownership” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships is included under the caption “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is included under the caption “Audit and Other Fees” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements of Charming Shoppes, Inc. and its subsidiaries are included in Part II, Item 8:

Page

Management’s Report on Internal Control over Financial Reporting	54

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	55-56

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets - January 28, 2006 and January 29, 2005	58

Consolidated Statements of Operations and Comprehensive Income -
Years Ended January 28, 2006, January 29, 2005, and January 31, 2004	59

Consolidated Statements of Stockholders’ Equity - Years Ended
January 28, 2006, January 29, 2005, and January 31, 2004	60

Consolidated Statements of Cash Flows - Years Ended
January 28, 2006, January 29, 2005, and January 31, 2004	61

Notes to Consolidated Financial Statements	62

(a)(2) Financial Statement Schedules

All schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable, not required, or the information has been provided in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report on Form 10-K.

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

2.2
Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4).

2.3
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005. (File No. 000-07258, Exhibit 2.1).

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

4.5
Amended and Restated Loan and Security Agreement, dated as of January 29, 2004, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers; Charming Shoppes of Delaware, Inc., as Borrowers’ Agent; Congress Financial Corporation, as Administrative Agent, Collateral Agent, and Joint Bookrunner; J.P. Morgan Business Credit Corp., as Co-Documentation Agent, Joint Lead Arranger, and Joint Bookrunner; Wachovia Bank, National Association, as Joint Lead Arranger; Bank of America, N.A. and Fleet Retail Group, Inc., as Co-Documentation Agents; and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated February 4, 2004. (File No. 000-07258, Exhibit 99.2).

4.6
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (File No. 000-07258, Exhibit 10.1)..

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

10.1.3
Amendment, dated as of March 18, 2005, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, May 8, 2001, and August 5, 2004, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005. (File No. 000-07258, Exhibit 10.1.3).

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

10.1.10
Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.1.9).

10.1.11
Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005. (File No. 000-07258, Exhibit 10.1.12).

10.1.12
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1(a)).

10.1.13
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1).

10.1.14
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

10.1.15
Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.2).

10.1.16
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

10.1.18
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.5).

10.1.19
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

10.1.20
Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay’s Bank PLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 10.1.17).

10.1.21
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

10.1.22
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

10.1.23
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.24
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.25
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.26
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.27
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.28
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.29
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

10.1.30
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

10.1.31
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator.

Management Contracts and Compensatory Plans and Arrangements

10.2.1	The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended and restated January 25, 2006.

10.2.2	Form of Charming Shoppes, Inc. 1988 Key Employee Stock Option Plan Key Employee Stock Option Agreement.

10.2.3
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

10.2.9
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.1).

10.2.10
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.2).

10.2.11
The 1993 Employees’ Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.12
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.8).

10.2.13
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.20).

10.2.14
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.21).

10.2.15
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.22).

10.2.16
The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.10).

10.2.17
The Charming Shoppes Inc. 1999 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.24).

10.2.18
Charming Shoppes, Inc. 1999 Associates’ Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.25).

10.2.19
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.2.29).

10.2.20
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule) , incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.23).

10.2.21
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.24).

10.2.22
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.25).

10.2.23	2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.2.24
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.25
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.2)

10.2.26
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.4)

10.2.27
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006. (File No. 000-07258, Exhibit 99.1)

10.2.28
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.29
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (File No. 000-07258, Exhibit 10.1).

10.2.30
2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003 (File No. 000-07258).

10.2.31
Charming Shoppes Variable Deferred Compensation Plan For Executives, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 8-K of the Registrant dated December 13, 2005, filed December 16, 2005. (File No. 000-07258, Exhibit 99.1).

10.2.32
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.33
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005. (File No. 000-07258, Exhibit 99.1).

10.2.34
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated February 2, 2006, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed February 8, 2006. (File No. 000-07258, Exhibit 99.1).

10.2.35
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.36
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.37
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005. (File No. 000-07258, Exhibit 10.2.37).

10.2.38
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.39
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.3)

10.2.40
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.2)

10.2.41
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.3)

10.2.42
Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company’s Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (File No. 000-07258, Exhibit 10.2.33).

10.2.43
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.30).

10.2.44
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.31).

Other Exhibits

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant

23	Consent of independent registered public accounting firm

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: April 10, 2006	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN	/S/ ERIC M. SPECTER
Dorrit J. Bern	Eric M. Specter
Chairman of the Board	Executive Vice President
President and Chief Executive Officer	Chief Financial Officer
April 10, 2006	April 10, 2006

/S/ JOHN J. SULLIVAN	/S/ WILLIAM O. ALBERTINI
John J. Sullivan	William O. Albertini
Vice President, Corporate Controller	Director
Chief Accounting Officer	April 10, 2006
April 10, 2006

/S/ YVONNE M. CURL	/S/ CHARLES T. HOPKINS
Yvonne M. Curl	Charles T. Hopkins
Director	Director
April 10, 2006	April 10, 2006

/S/ KATHERINE M. HUDSON	/S/ PAMELA S. LEWIS
Katherine M. Hudson	Pamela S. Lewis
Director	Director
April 10, 2006	April 10, 2006

/S/ MICHAEL W. LUCE	/S/ ALAN ROSSKAMM
Michael W. Luce	Alan Rosskamm
Director	Director
April 10, 2006	April 10, 2006

Exhibit Index

2.1
Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.3).

2.2
Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (Exhibit 2.4).

2.3
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005. (File No. 000-07258, Exhibit 2.1).

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

4.5
Amended and Restated Loan and Security Agreement, dated as of January 29, 2004, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., Catherine Stores Corporation, Lane Bryant, Inc. and FB Apparel, Inc., as Borrowers; Charming Shoppes of Delaware, Inc., as Borrowers’ Agent; Congress Financial Corporation, as Administrative Agent, Collateral Agent, and Joint Bookrunner; J.P. Morgan Business Credit Corp., as Co-Documentation Agent, Joint Lead Arranger, and Joint Bookrunner; Wachovia Bank, National Association, as Joint Lead Arranger; Bank of America, N.A. and Fleet Retail Group, Inc., as Co-Documentation Agents; and The Financial Institutions named therein, as Lenders, incorporated by reference to Form 8-K of the Registrant dated February 4, 2004. (File No. 000-07258, Exhibit 99.2).

4.6
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (File No. 000-07258, Exhibit 10.1)..

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

10.1.3
Amendment, dated as of March 18, 2005, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, May 8, 2001, and August 5, 2004, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005. (File No. 000-07258, Exhibit 10.1.3).

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

10.1.10
Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.1.9).

10.1.11
Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005. (File No. 000-07258, Exhibit 10.1.12).

10.1.12
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1(a)).

10.1.13
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757) (Exhibit 10.1).

10.1.14
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

10.1.15
Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.2).

10.1.16
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

10.1.18
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC., as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002. (File No. 000-07258, Exhibit 10.5).

10.1.19
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

10.1.20
Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay’s Bank PLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004. (File No. 000-07258, Exhibit 10.1.17).

10.1.21
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

10.1.22
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

10.1.23
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.24
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.25
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.26
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.27
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.28
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.29
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

10.1.30
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

10.1.31 Amended and Restated Receivables Purchase Agreement, dates as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator.

10.2.1	The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended and restated January 25, 2006.

10.2.2	Form of Charming Shoppes, Inc. 1988 Key Employee Stock Option Plan Key Employee Stock Option Agreement.

10.2.3
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

10.2.9
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.1).

10.2.10
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.2).

10.2.11
The 1993 Employees’ Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.12
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.8).

10.2.13
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.20).

10.2.14
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.21).

10.2.15
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.22).

10.2.16
The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.10).

10.2.17
The Charming Shoppes Inc. 1999 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.24).

10.2.18
Charming Shoppes, Inc. 1999 Associates’ Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.25).

10.2.19
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.2.29).

10.2.20
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule) , incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.23).

10.2.21
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.24).

10.2.22
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.25).

10.2.23	2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.2.24
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.25
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.2)

10.2.26
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.4)

10.2.27
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006. (File No. 000-07258, Exhibit 99.1)

10.2.28
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.29
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (File No. 000-07258, Exhibit 10.1).

10.2.30
2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003 (File No. 000-07258).

10.2.31
Charming Shoppes Variable Deferred Compensation Plan For Executives, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 8-K of the Registrant dated December 13, 2005, filed December 16, 2005. (File No. 000-07258, Exhibit 99.1).

10.2.32
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.33
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005. (File No. 000-07258, Exhibit 99.1).

10.2.34
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated February 2, 2006, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed February 8, 2006. (File No. 000-07258, Exhibit 99.1).

10.2.35
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.36
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.37
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005. (File No. 000-07258, Exhibit 10.2.37).

10.2.38
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.39
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.3)

10.2.40
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.2)

10.2.41
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.3)

10.2.42
Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company’s Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000. (File No. 000-07258, Exhibit 10.2.33).

10.2.43
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.30).

10.2.44
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.31).

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant

23	Consent of independent registered public accounting firm

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.