Form 10-Q
period 2006-04-29
CHARMING SHOPPES INC
filed 2006-06-02
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share), as of May 30, 2006, was 122,377,033 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29,	January 28,
(In thousands, except share amounts)	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$154,877	$130,132
Available-for-sale securities	11,807	20,150
Accounts receivable, net of allowances of $6,903 and $6,588	8,485	38,603
Investment in asset-backed securities	69,116	66,828
Merchandise inventories	448,615	376,409
Deferred advertising	21,544	20,591
Deferred taxes	13,738	13,848
Prepayments and other	100,372	89,245
Total current assets	828,554	755,806

Property, equipment, and leasehold improvements - at cost	902,878	888,481
Less accumulated depreciation and amortization	535,848	525,882
Net property, equipment, and leasehold improvements	367,030	362,599

Trademarks and other intangible assets	250,590	250,074
Goodwill	154,014	154,553
Other assets	49,401	43,963
Total assets	$1,649,589	$1,566,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$40,000	$50,000
Accounts payable	182,956	133,236
Accrued expenses	203,363	217,421
Income taxes payable	17,982	1,743
Current portion - long-term debt	13,720	14,765
Total current liabilities	458,021	417,165

Deferred taxes	43,383	45,046
Other non-current liabilities	105,706	98,457
Long-term debt	189,258	191,979

Stockholders’ equity
Common Stock $.10 par value:
Authorized - 300,000,000 shares
Issued - 134,554,302 shares and 133,954,852 shares	13,455	13,395
Additional paid-in capital	267,826	261,077
Treasury stock at cost - 12,265,993 shares	(84,136)	(84,136)
Accumulated other comprehensive loss	0	(3)
Retained earnings	656,076	624,015
Total stockholders’ equity	853,221	814,348
Total liabilities and stockholders’ equity	$1,649,589	$1,566,995

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
(In thousands, except per share amounts)	2006	2005

Net sales	$734,922	$603,353

Cost of goods sold, buying, catalog, and occupancy expenses	499,288	403,922
Selling, general, and administrative expenses	183,232	150,938
Total operating expenses	682,520	554,860

Income from operations	52,402	48,493

Other income	1,548	2,815
Interest expense	(4,124)	(3,925)

Income before income taxes	49,826	47,383
Income tax provision	17,765	17,366

Net income	32,061	30,017

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of income tax provision of $2 in 2006	3	0

Comprehensive income	$32,064	$30,017

Basic net income per share	$.26	$.25

Diluted net income per share	$.24	$.23

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
(In thousands)	2006	2005

Operating activities
Net income	$32,061	$30,017
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,158	18,728
Deferred income taxes	(1,665)	151
Stock-based compensation	2,551	1,226
Excess tax benefits related to stock-based compensation	(2,035)	546
Net (gain)/loss from disposition of capital assets	353	(873)
Net gain from securitization activities	(152)	(816)
Changes in operating assets and liabilities
Accounts receivable	30,118	0
Merchandise inventories	(72,206)	(62,674)
Accounts payable	49,720	43,962
Deferred advertising	(953)	0
Prepayments and other	(11,127)	(4,530)
Income taxes payable	18,274	3,942
Accrued expenses and other	(6,160)	6,036
Net cash provided by operating activities	58,937	35,715

Investing activities
Investment in capital assets	(23,854)	(17,697)
Proceeds from sales of capital assets	0	1,923
Gross purchases of securities	(3,251)	(31,725)
Proceeds from sales of securities	9,463	0
Purchase of Catherines receivables portfolio	0	(56,582)
Securitization of Catherines receivables portfolio	0	56,582
Increase in other assets	(7,042)	(2,272)
Net cash used by investing activities	(24,684)	(49,771)

Financing activities
Proceeds from short-term borrowings	96,418	67,262
Repayments of short-term borrowings	(106,418)	(67,262)
Repayments of long-term borrowings	(3,766)	(4,380)
Excess tax benefits related to stock-based compensation	2,035	0
Proceeds from issuance of common stock	2,223	188
Net cash used by financing activities	(9,508)	(4,192)

Increase (decrease) in cash and cash equivalents	24,745	(18,248)
Cash and cash equivalents, beginning of period	130,132	273,049
Cash and cash equivalents, end of period	$154,877	$254,801

Non-cash financing and investing activities
Equipment acquired through capital leases	$0	$0

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

We have prepared our condensed consolidated balance sheet as of April 29, 2006, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks ended April 29, 2006 and April 30, 2005, and our condensed consolidated statements of cash flows for the thirteen weeks ended April 29, 2006 and April 30, 2005 without audit. In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows. Certain prior-year amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flows have been reclassified to conform to the current-year presentation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 28, 2006 Annual Report on Form 10-K. The results of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the terms “Fiscal 2007” and “Fiscal 2006” refer to our fiscal year ending February 3, 2007 and our fiscal year ended January 28, 2006, respectively. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Segment Reporting

Effective with our acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) on June 2, 2005, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores, including store-related E-commerce sales, under our LANE BRYANT®, FASHION BUG®, and CATHERINES PLUS SIZES® brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs. See “Note 11. Segment Reporting” below for further information regarding our segment reporting.

Stock-based Compensation

As of April 29, 2006, we had various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 10. Stock Option and Stock Incentive Plans” and “Note 11. Employee Stock Purchase Plan” in our January 28, 2006 Annual Report on Form 10-K.

Our 2003 Non-Employee Directors Compensation Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or deferred shares of up to an aggregate total of 600,000 shares of our common stock to members of our Board of Directors that are not employed by the Company. The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees. The plan provides for a one-time restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director. The plan also provides for annual grants of options for 7,500 shares of common stock that vest in one year and annual grants of 7,500 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders. As of April 29, 2006, 311,787 shares were available for future grants under this plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) provides for the grant of options (including both incentive and non-qualified stock options), restricted stock, stock appreciation rights, restricted stock units, and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock plus shares remaining available under certain of our previous plans. Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards. Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards at a three-to-one ratio. The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year. As of April 29, 2006, 7,321,220 shares were available for future grants under this plan.

Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of April 29, 2006, 114,168 shares were available for future grants under this plan.

The table below summarizes stock option activity for the thirteen weeks ended April 29, 2006:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at January 28, 2006	3,672,108	$5.82	$1.00	-	$12.48
Granted - option price equal to market price	1,233	13.84	13.84	-	13.84
Granted - option price less than market price	31,600	1.00	1.00	-	1.00
Canceled/forfeited	(4,333)	2.94	1.00	-	6.50
Exercised	(513,703)	6.01	1.00	-	9.10
Outstanding at April 29, 2006	3,186,905	$5.75	$1.00	-	$13.84
Exercisable at April 29, 2006	2,892,724	$5.79	$1.00	-	$8.46

The aggregate intrinsic value of options outstanding at April 29 2006 (aggregate market value on April 29, 2006 less aggregate exercise price) was $25,502,000.

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. As of April 29, 2006, 1,219,518 shares were available for future grants under this plan.

Through Fiscal 2006,we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense for stock awards and for stock options with an exercise price less than the market price of our common stock at the date of grant, based on the difference between the market price and the exercise price of the option at the date of grant. The compensation expense was recognized on a straight-line basis over the vesting period of each award or option. We did not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

We disclosed as pro forma information compensation expense for all stock options and stock awards based on an estimated fair value of the option or award. In accordance with SFAS No. 123, we used the Black-Scholes pricing model to estimate the fair value of stock options. The Black-Scholes model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Common Stock Plans” in our January 28, 2006 Annual Report on Form 10-K.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. Under SFAS No. 123R, we are required to recognize the fair value of stock-based payments as compensation expense in our financial statements beginning in Fiscal 2007. Pro forma disclosures are no longer permitted.

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. Stock-based compensation cost recognized in the thirteen weeks ended April 29, 2006 includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial. Current grants of stock-based compensation consist primarily of restricted stock awards. Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation.

Adoption of SFAS No. 123R will generally result in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include mainly restricted stock awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share. Total stock-based compensation recognized in our results of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005 was $2,551,000 and $1,226,000, respectively. Total stock-based compensation not yet recognized related to the non-vested portion of stock options and awards outstanding as of April 29, 2006 was $20,967,000. The weighted-average period over which we expect to recognize this compensation is approximately 3.1 years.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

The following table reconciles net income and net income per share as reported for the thirteen weeks ended April 30, 2005 using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation:”

Thirteen
Weeks Ended
April 30,
(In thousands, except per share amounts)	2005

Net income as reported	$30,017
Add stock-based employee compensation using intrinsic value method,
net of income taxes	797
Less stock-based employee compensation using fair value method,
net of income taxes	(1,057)
Pro forma net income	$29,757

Basic net income per share:
As reported	$.25
Pro forma	.25
Diluted net income per share:
As reported	.23
Pro forma	.23

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for the thirteen weeks ended April 29, 2006 includes $2,035,000 of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

Note 2. Acquisition of Crosstown Traders, Inc.

On June 2, 2005, we acquired 100% of the outstanding stock of Crosstown Traders, a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co. We accounted for the acquisition under the purchase method of accounting, and included the results of operations of Crosstown Traders in our results of operations from the date of acquisition. Prior-period results have not been restated for the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. In accordance with the provisions of SFAS No. 141, “Business Combinations,” we recognized certain intangible assets acquired, primarily trademarks, tradenames, internet domain names, and customer relationships, separately from goodwill. The fair values of acquired intangible assets, property, and equipment were based on an independent appraisal. Other assets acquired and liabilities assumed were recorded at their estimated fair values. The final purchase price allocations will be completed after we review all available data and complete our own internal assessments. Any additional adjustments resulting from finalization of the purchase price allocations for Crosstown Traders will affect the amount assigned to goodwill.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Acquisition of Crosstown Traders, Inc. (Continued)

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

Liabilities recorded in connection with the integration plan (which we recorded as adjustments to goodwill and deferred income taxes), adjustments, payments or settlements of these liabilities for the thirteen weeks ended April 29, 2006, and the remaining accrual as of April 29, 2006 were as follows:

		Thirteen Weeks Ended
	Balance at	April 29, 2006		Balance at
	January 28,		Payments/	April 29,
(In thousands)	2006	Adjustments	Settlements	2006

Severance and related costs	$4,380	$0	$(192)	$4,188
Lease termination and related costs	2,180	(290)	0	1,890
Unfavorable contract costs	900	0	0	900
Other costs	1,154.0		.0	1,154
Total	$8,614	$(290)	$(192)	$8,132

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

During the thirteen weeks ended April 29, 2006, we entered into a sublease agreement for Crosstown Traders’ manufacturing facility for a portion of the lease term ending in December 2009. Accordingly, we have adjusted the estimated lease termination and related costs accrual, deferred income taxes, and goodwill.

The following unaudited pro forma information is based on historical data, and gives effect to our acquisition of Crosstown Traders as if the acquisition had occurred on January 29, 2005. The pro forma information includes adjustments having a continuing impact on our consolidated results of operations as a result of using the purchase method of accounting for the acquisition. These adjustments consist of: additional depreciation of fair value adjustments for property, equipment, and leasehold improvements; amortization of the fair value of customer relationships acquired; additional interest expense from borrowings incurred to finance the acquisition and amortization of deferred financing costs related to amending our credit facility; reduced interest expense from the repayment of Crosstown Traders’ debt; and a reduction in interest income from the use of cash and cash equivalents to fund a portion of the acquisition cost.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Acquisition of Crosstown Traders, Inc. (Continued)

The unaudited pro forma information has been prepared based on our purchase price allocations, using assumptions that our management believes are reasonable. It is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 29, 2005, and is not necessarily indicative of the results that may be achieved in the future. The unaudited pro forma information does not reflect adjustments for the effect of non-recurring items or for operating synergies that we may realize as a result of the acquisition.

Unaudited pro forma results of operations:
Thirteen
Weeks Ended
April 30,
(In thousands, except per share amounts)	2005

Net sales	$711,398
Net income	29,800

Net income per share:
Basic	$.25
Diluted	.23

NOTE 3. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog, acquired on June 2, 2005 as part of our acquisition of Crosstown Traders. Details of our accounts receivable are as follows:

	April 29,	January 28,
(In thousands)	2006	2006

Due from customers	$15,388	$45,191
Allowance for doubtful accounts	(6,903)	(6,588)
Net accounts receivable	$8,485	$38,603

Note 4. Trademarks and Other Intangible Assets

	April 29,	January 28,
(In thousands)	2006	2006

Trademarks, tradenames, and internet domain names	$240,300	$238,800
Customer lists, customer relationships, and covenant not to compete	16,400	16,400
Total at cost	256,700	255,200
Less accumulated amortization of customer lists, customer relationships, and covenant not to compete	6,110	5,126
Net trademarks and other intangible assets	$250,590	$250,074

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Short-term Borrowings and Long-term Debt

	April 29,	January 28,
(In thousands)	2006	2006

Short-term borrowings
Revolving credit facility	$40,000	$50,000

Long-term debt
4.75% Senior Convertible Notes, due June 2012	$150,000	$150,000
Capital lease obligations	21,734	24,825
6.07% mortgage note, due October 2014	12,132	12,261
6.53% mortgage note, due November 2012	9,100	9,450
7.77% mortgage note, due December 2011	8,916	9,050
Other long-term debt	1,096	1,158
Total long-term debt	202,978	206,744
Less current portion	13,720	14,765
Long-term debt	$189,258	$191,979

Note 6. Stockholders’ Equity

Thirteen
Weeks Ended
April 29,
(Dollars in thousands)	2006

Total stockholders’ equity, beginning of period	$814,348
Net income	32,061
Issuance of common stock (599,450 shares)	2,223
Stock-based compensation expense	2,551
Excess tax benefits related to stock-based compensation	2,035
Unrealized gains on available-for-sale securities, net of tax	3
Total stockholders’ equity, end of period	$853,221

Note 7. Customer Loyalty Card Programs

We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs in connection with administering these programs as cost of goods sold when incurred. During the thirteen weeks ended April 29, 2006 and April 30, 2005, we recognized revenues of $4,070,000 and $3,162,000, respectively, in connection with our loyalty card programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Net Income Per Share

	Thirteen Weeks Ended
	April 29,	April 30,
(In thousands, except per share amounts)	2006	2005

Basic weighted average common shares outstanding	121,813	118,984
Dilutive effect of assumed conversion of convertible notes	15,182	15,182
Dilutive effect of stock options and awards	2,432	1,577
Diluted weighted average common shares and equivalents outstanding	139,427	135,743

Net income	$32,061	$30,017
Decrease in interest expense from assumed conversion of notes,
net of income taxes	1,128	1,128
Net income used to determine diluted net income per share	$33,189	$31,145

Options with weighted average exercise price greater than market price, excluded from computation of net income per share:
Number of shares	0	111
Weighted average exercise price per share	$0.00	$8.28

Note 9. Income Taxes

The effective income tax rate was 35.7% for the thirteen weeks ended April 29, 2006, as compared to 36.7% for the thirteen weeks ended April 30, 2005. The tax rate for the thirteen weeks ended April 29, 2006 was favorably affected by non-taxable insurance proceeds which were included in pre-tax income for the period.

Note 10. Asset Securitization

Our FASHION BUG and CATHERINES proprietary credit card receivables are originated by Spirit of America National Bank (our wholly-owned credit card bank), which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a special-purpose entity. The Trust is an unconsolidated qualified special-purpose entity (“QSPE”). Our Crosstown Traders apparel-related catalog proprietary credit card receivables are originated in a non-bank program by Crosstown Traders, which transfers its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a special-purpose entity. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.

In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio. Prior to purchasing the portfolio, we had a non-recourse agreement, scheduled to expire in March 2005, under which a third party provided an accounts receivable proprietary credit card sales accounts receivable funding facility for the CATHERINES proprietary credit cards. The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a gain during the thirteen weeks ended April 30, 2005 of approximately $2,000,000, which is included in selling, general, and administrative expenses.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting

Effective with the acquisition of Crosstown Traders on June 2, 2005, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT, FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs.

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our January 28, 2006 Annual Report on Form 10-K. Our direct-response advertising production costs are expensed over the estimated revenue stream, generally within one to six months. We use income before interest and taxes excluding unallocated corporate costs to evaluate segment profitability. Corporate costs that are currently allocated to the segments include shared service center costs, information systems support costs, and warehousing costs. Unallocated costs include corporate general and administrative costs, corporate depreciation and amortization, corporate occupancy costs, the results of our proprietary credit card operations, interest, taxes, and other non-routine charges. Unallocated assets include corporate cash and cash equivalents, the net book value of corporate facilities, deferred income taxes, and other corporate long-lived assets.

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other	Consolidated

Thirteen weeks ended April 29, 2006
Net sales	$627,404	$107,405	$113	$734,922
Depreciation and amortization	11,094	545	8,519	20,158
Income before interest and taxes	60,287	2,972	(9,309)	53,950
Interest expense			(4,124)	(4,124)
Income tax provision			(17,765)	(17,765)
Net income	60,287	2,972	(31,198)	32,061
Capital expenditures	15,413	960	7,481	23,854

Thirteen weeks ended April 30, 2005
Net sales	$603,267		$86	$603,353
Depreciation and amortization	10,494		8,234	18,728
Income before interest and taxes	56,617		(5,309)	51,308
Interest expense			(3,925)	(3,925)
Income tax provision			(17,366)	(17,366)
Net income	56,617		(26,600)	30,017
Capital expenditures	13,912		3,785	17,697

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies, among other things, that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs should be recognized as current-period expenses rather than being capitalized into inventory. SFAS No. 151 became effective as of the beginning of Fiscal 2007. The adoption of SFAS No. 151 did not have a material effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and supersedes SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS No. 154 generally requires retrospective application to prior-period financial statements of a change in accounting principle unless it is impracticable to determine either the period-specific effects or cumulative effects of the change. SFAS No. 154 became effective as of the beginning of Fiscal 2007. The adoption of SFAS No. 154 did not have a material effect on our financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. FSP FAS 13-1 became effective as of the beginning of Fiscal 2007. The adoption of FSP FAS 13-1 did not have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. As used in this management’s discussion and analysis, the terms “Fiscal 2007” and “Fiscal 2006” refer to our fiscal year ending February 3, 2007 and our fiscal year ended January 28, 2006, respectively. The terms “Fiscal 2007 First Quarter” and “Fiscal 2006 First Quarter” refer to the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. The terms “Fiscal 2007 Second Quarter,” “Fiscal 2007 Third Quarter,” and “Fiscal 2007 Fourth Quarter” refer to the thirteen weeks ending July 29, 2006 and October 28, 2006, and the fourteen weeks ending February 3, 2007, respectively. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

•	A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

•	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

•
We may be unable to successfully integrate the operations of Crosstown Traders, Inc. (“Crosstown Traders”) with the operations of Charming Shoppes, Inc. In addition, we cannot assure the successful implementation of our business plan for Crosstown Traders.

•	We cannot assure the successful implementation of our business plan for entry into the outlet store distribution channel.

•	We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.

•	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

•	We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.

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

•	Successful operation of our E-commerce websites and our catalog business is dependent on our ability to maintain efficient and uninterrupted customer service and fulfillment operations.

•	We may be unable to manage significant increases in certain costs, including postage and paper, which could adversely affect our results of operations.

•	Response rates to our catalogs and access to new customers could decline, which would adversely affect our net sales and results of operations.

•	We may be unable to successfully implement our plan to improve merchandise assortments in our Retail Stores or Direct-to-Consumer segments.

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

•	Changes to existing accounting rules or the adoption of new rules could have an adverse impact on our reported results of operations.

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

CRITICAL ACCOUNTING POLICIES

We have prepared the financial statements and accompanying notes included in Item 1 of this report in conformity with United States generally accepted accounting principles. This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. Our critical accounting policies are discussed in the management’s discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Except as disclosed below and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Stock-based Compensation

Through Fiscal 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense for stock awards and for stock options with an exercise price less than the market price of our common stock at the date of grant, based on the difference between the market price and the exercise price of the option at the date of grant. The compensation expense was recognized on a straight-line basis over the vesting period of each award or option. We did not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

We disclosed as pro forma information compensation expense for all stock options and stock awards based on an estimated fair value of the option or award. In accordance with SFAS No. 123, we used the Black-Scholes pricing model to estimate the fair value of stock options. The Black-Scholes model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate. Our use of different option-pricing models and different estimates or assumptions could have resulted in materially different estimates of compensation expense under the fair value method.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. Under SFAS No. 123R, we are required to recognize the fair value of stock-based payments as compensation expense in our financial statements beginning in Fiscal 2007. Pro forma disclosures are no longer permitted.

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. We have provided pro forma disclosure of stock-based compensation determined in accordance with SFAS No. 123, as previously disclosed, for the Fiscal 2006 First Quarter. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial. Current grants of stock-based compensation consist primarily of restricted stock awards. Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation.

Adoption of SFAS No. 123R will generally result in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include mainly restricted stock awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share.

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for the Fiscal 2007 First Quarter includes $2.0 million of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

See “Item 1. Financial Statements (Unaudited); Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Stock-based Compensation” above for further information on our stock-based compensation expense for the Fiscal 2007 First Quarter and for pro forma disclosures for the Fiscal 2006 First Quarter. See “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Summary of Significant Accounting Policies; Common Stock Plans” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 for further information on the estimates and assumptions we used to determine stock-based compensation expense for our pro forma disclosures in accordance with SFAS No. 123. Total stock-based compensation not yet recognized related to the non-vested portion of stock options and awards outstanding as of April 29, 2006 was $21.0 million. The weighted-average period over which we expect to recognize this compensation is approximately 3.1 years.

RECENT DEVELOPMENTS

In December 2005, we announced plans to enter the outlet channel through the assumption of approximately 75 outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLET™. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE® name. We plan to operate both a LANE BRYANT OUTLET store and a PETITE SOPHISTICATE OUTLET store in approximately 45 of the locations acquired from Retail Brand Alliance. We expect to open the LANE BRYANT OUTLET stores in the Fiscal 2007 Second and Third Quarters, and we expect to open the PETITE SOPHISTICATE OUTLET stores by the Fiscal 2007 Fourth Quarter.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage
	Thirteen Weeks Ended(1)		Change
	April 29,	April 30,	From Prior
	2006(2)	2005	Period

Net sales	100.0%	100.0%	21.8%
Cost of goods sold, buying, catalog, and occupancy expenses	67.9	66.9	23.6
Selling, general, and administrative expenses	24.9	25.0	21.4
Income from operations	7.1	8.0	8.1
Other income	0.2	0.5	(45.0)
Interest expense	0.6	0.7	5.1
Income tax provision	2.4	2.9	2.3
Net income	4.4	5.0	6.8
____________________
(1) Results may not add due to rounding.
(2) Includes the results of operations of Crosstown Traders, acquired June 2, 2005.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended
	April 29,	April 30,
(In millions)	2006	2005

FASHION BUG	$255.9	$256.5
LANE BRYANT	277.0	257.5
CATHERINES	94.5	89.3
Total Retail Stores segment sales	627.4	603.3
Total Direct-to-Consumer segment sales(1)	107.4	0.0
Corporate and other(2)	0.1	0.1
Total net sales	$734.9	$603.4
____________________
(1) Includes the results of operations of Crosstown Traders, acquired June 2, 2005.
(2) Revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	1%	0%
FASHION BUG	(1)	(2)
LANE BRYANT	2	0
CATHERINES	5	4

Sales from new stores and E-commerce as a percentage of total consolidated prior-period sales:
FASHION BUG	2	1
LANE BRYANT	5	4
CATHERINES	1	1

Prior-period sales from closed stores as a percentage of total consolidated prior-period sales:
FASHION BUG	(1)	(2)
LANE BRYANT	(1)	(1)
CATHERINES	(1)	(0)

Increase in Retail Stores segment sales	4	2

Direct-to-Consumer segment
Sales as a percentage of total consolidated prior-period sales(2)	18	-

Increase in total net sales	22	2
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

(2) Includes catalog sales and catalog-related E-commerce sales from Crosstown Traders, acquired on June 2, 2005.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2007 and planned store activity for all of Fiscal 2007:

	FASHION	LANE
	BUG	BRYANT	CATHERINES	Total

Fiscal 2007 Year-to-Date(1):
Stores at January 28, 2006	1,025	748	463	2,236

Stores opened	0	8	5	13
Stores closed	(2)	(4)	(2)	(8)
Net change in stores	(2)	4	3	5

Stores at April 29, 2006	1,023	752	466	2,241

Stores relocated during period	9	4	4	17

Fiscal 2007:
Planned store openings(2)	15	60	8	83
Planned store closings	20	15	8	43
Planned store relocations	35	35	10	80
____________________
(1) Excludes 3 Crosstown Traders outlet stores.
(2) In addition, we plan to open 75-80 LANE BRYANT OUTLET stores under leases assumed from Retail Brand Alliance under an agreement effective April 1, 2006, which we expect to begin opening in July 2006 (see "RECENT DEVELOPMENTS" above).

Comparison of Thirteen Weeks Ended April 29, 2006 and April 30, 2005

Net Sales

Consolidated net sales increased in the Fiscal 2007 First Quarter as compared to the Fiscal 2006 First Quarter as a result of sales from Crosstown Traders (our Direct-to-Consumer segment), which was acquired on June 2, 2005, as well as increased net sales from our Retail Stores segment. The increase in the Retail Stores segment’s net sales was primarily a result of sales from new LANE BRYANT stores, an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, and increases in E-commerce sales at all of our Retail Stores brands. The increases in the Retail Stores segment’s net sales and consolidated net sales were at the low end of our plan for low single-digit increases for the quarter. We operated 2,241 stores in our Retail Stores segment as of April 29, 2006, as compared to 2,230 stores as of April 30, 2005. Additionally, Crosstown Traders operated three outlet stores that are included in our Direct-to-Consumer segment in the Fiscal 2007 First Quarter.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores, an increase in E-commerce sales, and an increase in comparable retail store sales, and met our plan for the quarter. As compared to the prior-year period, a decrease in the average dollar sale per transaction was offset by an increase in the number of transactions per store, while traffic levels were relatively flat.

Total net sales for the FASHION BUG brand decreased as a result of a decrease in comparable retail store sales and reduced sales from closed stores, and were slightly below plan for the quarter. The decrease in retail store sales was partially offset by an increase in store-related E-commerce sales. A decrease in store traffic levels during the current-year quarter was partially offset by an increase in the average dollar sale per transaction as compared to the prior-year period.

CATHERINES comparable retail store sales for the Fiscal 2007 First Quarter continued to benefit from improved customer response to the brand’s current merchandise offerings, and met our plan for the quarter. Significantly increased traffic levels during the Fiscal 2007 First Quarter were partially offset by a lower average dollar sale per transaction as a result of increased promotional activity as compared to the prior-year period.

Net sales from Crosstown Traders were $107.4 million, or 15% of consolidated net sales for the Fiscal 2007 First Quarter, and were at the low end of our sales plan for the quarter. Actual customer response rates that were below plan were partially offset by a better-than-expected average dollar sale per transaction.

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During the Fiscal 2007 First Quarter and Fiscal 2006 First Quarter, we recognized revenues of $4.1 million and $3.2 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 1.0% as a percentage of consolidated net sales in the Fiscal 2007 First Quarter as compared to the Fiscal 2006 First Quarter. Improved merchandise margins for the LANE BRYANT and CATHERINES brands in our Retail Stores segment and leverage on relatively fixed buying and occupancy costs were offset by inclusion of catalog costs for our Direct-to-Consumer segment in our Fiscal 2007 First Quarter results. Consolidated cost of goods sold increased 3.3% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.2% lower in the Fiscal 2007 First Quarter as compared to the Fiscal 2006 First Quarter. The improvement was a result of lower levels of promotional pricing and well-controlled inventory levels in the current-year period.

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

Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; and shipping and handling costs associated with our E-commerce business and, in the Fiscal 2007 First Quarter, our Direct-to-Consumer business. Fiscal 2007 First Quarter cost of goods sold includes amortization of direct-response advertising costs. Net merchandise costs and freight are capitalized as inventory costs.

Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 2.3% lower in the Fiscal 2007 First Quarter as compared to the Fiscal 2006 First Quarter, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs and lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment. For our Retail Stores segment, buying and occupancy expenses as a percentage of net sales were unchanged in the Fiscal 2007 First Quarter as compared to the Fiscal 2006 First Quarter. The Direct-to-Consumer segment, which operates only three outlet stores, incurs lower levels of buying and occupancy costs, which results in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales.

Buying expenses include payroll; payroll-related costs; and operating expenses for our buying departments, warehouses, and fulfillment centers. Occupancy expenses include rent; real estate taxes; insurance; common area maintenance; utilities; maintenance; and depreciation for our stores, warehouse and fulfillment center facilities, and equipment. Buying, catalog, and occupancy costs are treated as period costs and are not capitalized as part of inventory.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the Fiscal 2007 First Quarter decreased 0.1% as a percentage of consolidated net sales as compared to the prior-year period. The Fiscal 2007 First Quarter included approximately $2.2 million of pre-opening operating expenses related to LANE BRYANT OUTLET stores that we plan to open during the Fiscal 2007 Second Quarter, higher expenses related to incentive-based employee compensation and benefit programs, and the addition of the Direct-to-Consumer segment. During the Fiscal 2007 Second Quarter, we expect to recognize approximately $6.3 million of additional pre-opening operating expenses related to the LANE BRYANT OUTLET store openings.

Selling expenses for the Fiscal 2007 First Quarter were 2.7% lower as a percentage of net sales, while general and administrative expenses were 2.6% higher as a percentage of net sales, reflecting lower levels of selling expenses and higher levels of general and administrative expenses in the Direct-to-Consumer segment as compared to the Retail Stores segment. General and administrative expenses for the Fiscal 2007 First Quarter were also negatively impacted by a $1.3 million increase in stock-based compensation as compared to the prior-year period (see “CRITICAL ACCOUNTING POLICIES” above).

Other Income

Interest income decreased $0.2 million and other income decreased $1.1 million in the Fiscal 2007 First Quarter as compared to the Fiscal 2006 First Quarter. Other income for the Fiscal 2006 First Quarter included a pre-tax gain of $1.2 million from the sale of certain facilities owned by our Hong Kong sourcing operations.

Income Tax Provision

The effective income tax rate was 35.7% in the Fiscal 2007 First Quarter, as compared to 36.7% in the Fiscal 2006 First Quarter. The tax rate for the Fiscal 2007 First Quarter was favorably affected by non-taxable insurance proceeds which were included in pre-tax income for the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

	April 29,	January 28,
(Dollars in millions)	2006	2006

Cash and cash equivalents	$154.9	$130.1
Available-for-sale securities	11.8	20.2
Working capital	$370.5	$338.6
Current ratio	1.8	1.8
Long-term debt to equity ratio	22.2%	23.6%

Our net cash provided by operating activities increased to $58.9 million for the Fiscal 2007 First Quarter from $35.7 million for the Fiscal 2006 First Quarter. The $23.2 million increase was primarily attributable to a $30.1 million decrease in accounts receivable, which resulted from collections on Christmas season sales of food and gifts from our Direct-to-Consumer non-apparel related catalogs, and a $2.0 million increase in net income. Our net investment in inventories increased $3.8 million in the Fiscal 2007 First Quarter, primarily as a result of our new store openings. The timing of payments of deferred, prepaid, and accrued expenses resulted in a $5.4 million decrease in cash used for operating activities in the Fiscal 2007 First Quarter.

As a result of the adoption of SFAS No. 123R in the Fiscal 2007 First Quarter (see “CRITICAL ACCOUNTING POLICIES” above), we reported certain tax benefits related to stock-based compensation as cash provided by financing activities in the Fiscal 2007 First Quarter instead of as cash provided by operating activities as permitted in the prior-year period. This change in reporting classification had a $2.0 million negative impact on cash provided by operating activities for the Fiscal 2007 First Quarter, which was offset by a corresponding positive impact on cash provided by financing activities.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $23.9 million during the Fiscal 2007 First Quarter. Construction allowances received from landlords for the Fiscal 2007 First Quarter were $3.7 million. During Fiscal 2007, we plan to accelerate our new store opening plan, primarily in our LANE BRYANT brand, which includes a new LANE BRYANT/CACIQUE side-by-side retail store concept and the opening of a new outlet store channel. We also plan to continue to build our infrastructure for the launch of new catalog offerings, as well as further expansion of our E-commerce operations. During the remainder of Fiscal 2007, we anticipate incurring additional capital expenditures of approximately $115 - $125 million before construction allowances received from landlords. We expect that approximately 70% of our Fiscal 2007 capital expenditures will support store development, including openings, relocations, and store improvements. The remainder of the expenditures will primarily be for improvements to our information technology and corporate infrastructure. We expect to finance these additional capital expenditures primarily through internally-generated funds.

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

As of April 29, 2006, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of April 29, 2006	$12.0	$100.0	$0.0	$180.0	$52.0
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
____________________
(1) Receivables Purchase Agreement.
(2) Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series and 2005-RPA generally begin amortizing 364 days after start of the purchase commitment by the series purchaser currently in effect.

As these credit card receivables securitizations reach maturity, we plan to obtain funding for the proprietary credit card programs through additional securitizations, including annual renewal of our conduit facilities. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

We securitized $146.4 million of private label credit card receivables in the Fiscal 2007 First Quarter and had $358.4 million of securitized credit card receivables outstanding as of April 29, 2006. We held certificates and retained interests in our securitizations of $69.1 million as of April 29, 2006, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of April 29, 2006, our investment in asset-backed securities included $10.0 million of QSPE certificates, an I/O strip of $15.2 million, and other retained interests of $43.9 million. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of April 29, 2006, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of April 29, 2006, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

Additional information regarding our asset securitization facility and our LANE BRYANT agreement is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

We lease substantially all of our operating stores under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Leases” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500 million. The agreement expires on July 28, 2010. As of April 29, 2006, we had an aggregate total of $3.6 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement). The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of April 29, 2006, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of April 29, 2006, the applicable rates on borrowings under the facility were 7.75% for Prime Rate Loans and 6.00% (LIBOR plus 1%) for Eurodollar Rate Loans. All borrowings outstanding under the facility as of April 29, 2006 were Eurodollar Rate Loans, with a weighted-average interest rate of 5.63% (LIBOR plus 1%).

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Short-term Borrowings and Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

MARKET RISK

We manage our FASHION BUG, CATHERINES, and catalog proprietary credit card programs through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs. The finance charges on most of our FASHION BUG proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums. The finance charges on most of our CATHERINES and catalog proprietary credit card accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating rate index on the certificates varies from the movement of the Prime Rate. Additionally, as of April 29, 2006, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to the $161.1 million of Series 2004-1certificates, and $89.5 million of Series 2002-1 being issued at fixed rates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2007, an increase of approximately $350 thousand in selling, general, and administrative expenses would result.

As of April 29, 2006, there were $40 million of borrowings outstanding under our revolving credit facility. We intend to repay these borrowings during Fiscal 2007. Such borrowings are exposed to variable interest rates. A one percentage point change in market interest rates would result in a corresponding change of approximately $400 thousand per year in our interest expense and cash flows.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 12. Impact of Recent Accounting Pronouncements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; MARKET RISK,” above.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate and in such a manner as to allow timely decisions regarding required disclosure. We have a Disclosure Committee, which is made up of several key management employees and which reports directly to the CEO and CFO, to centralize and enhance these controls and procedures and assist our management, including our CEO and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

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

As a result of our June 2, 2005 acquisition of Crosstown Traders, Inc. (“Crosstown Traders”), we integrated Crosstown Traders into our aforementioned disclosure controls and procedures and expanded certain of our internal control over financial reporting to include the consolidation of Crosstown Traders’ financial position and results of operations, as well as the acquisition-related accounting and disclosures. As we continue with the integration of Crosstown Traders and the execution of our plan to migrate certain of the Crosstown Traders transaction-based processes to our existing financial processes and systems, including the conversion of the Crosstown Traders general ledger to our general ledger system, we are modifying the Crosstown Traders internal control over financial reporting. As of January 28, 2006, we completed the migration of the cash management activities and the conversion of payroll processing to our respective processes and systems. The migration plan is expected to continue through our current fiscal year. Other than changes arising out of the Crosstown Traders acquisition, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As discussed in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” above, in December 2005, we announced plans to enter the outlet channel through the assumption of approximately 75 outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLET™. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE® name. We plan to operate both a LANE BRYANT OUTLET store and a PETITE SOPHISTICATE OUTLET store in approximately 45 of the locations acquired from Retail Brand Alliance, which we plan to open by the Fiscal 2007 Fourth Quarter.

As indicated in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 28, 2006, we face challenges in managing our recent growth. Our operating challenges and management responsibilities are increasing as we continue to grow and expand into additional distribution channels. We cannot assure the successful implementation of our business plan for entry into the outlet store distribution channel, or that we will achieve our objectives as quickly or as effectively as we hope.

Other than the above, we have not become aware of any material changes since January 28, 2006 in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 28, 2006. See also “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

January 28, 2006 through
February 25, 2006	19,826	(1)	$13.39	-	-
February 26, 2006 through
April 1, 2006	10,540	(1)	13.63	-	-
April 2, 2006 through
April 29, 2006	46,243	(1)	13.96	-	-
Total	76,609		$13.77	-	-
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of July 30, 2005, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the thirteen weeks ended April 29, 2006. The repurchase programs have no expiration date.

Item 6. Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

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

CHARMING SHOPPES, INC.
(Registrant)

Date: June 2, 2006	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: June 2, 2006	/S/ ERIC M. SPECTER
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