Form 10-Q
period 2006-07-29
CHARMING SHOPPES INC
filed 2006-08-31
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share), as of August 29, 2006, was 122,621,071 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29,	January 28,
(In thousands, except share amounts)	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$211,819	$130,132
Available-for-sale securities	22,200	20,150
Accounts receivable, net of allowances of $2,044 and $6,588	3,145	38,603
Investment in asset-backed securities	64,535	66,828
Merchandise inventories	381,533	376,409
Deferred advertising	16,080	20,591
Deferred taxes	18,550	13,848
Prepayments and other	100,133	89,245
Total current assets	817,995	755,806

Property, equipment, and leasehold improvements – at cost	911,384	888,481
Less accumulated depreciation and amortization	537,926	525,882
Net property, equipment, and leasehold improvements	373,458	362,599

Trademarks and other intangible assets	249,606	250,074
Goodwill	154,020	154,553
Other assets	50,994	43,963
Total assets	$1,646,073	$1,566,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$20,000	$50,000
Accounts payable	173,659	133,236
Accrued expenses	195,215	217,421
Income taxes payable	8,528	1,743
Current portion – long-term debt	12,672	14,765
Total current liabilities	410,074	417,165

Deferred taxes	51,147	45,046
Other non-current liabilities	108,751	98,457
Long-term debt	186,472	191,979

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 134,829,765 shares and 133,954,852 shares	13,483	13,395
Additional paid-in capital	271,642	261,077
Treasury stock at cost – 12,265,993 shares	(84,136)	(84,136)
Accumulated other comprehensive loss	1	(3)
Retained earnings	688,639	624,015
Total stockholders’ equity	889,629	814,348
Total liabilities and stockholders’ equity	$1,646,073	$1,566,995

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	July 29,	July 30,
(In thousands, except per share amounts)	2006	2005

Net sales	$763,353	$689,075

Cost of goods sold, buying, catalog, and occupancy expenses	532,244	467,014
Selling, general, and administrative expenses	178,941	157,067
Total operating expenses	711,185	624,081

Income from operations	52,168	64,994

Other income	2,866	1,985
Interest expense	(3,811)	(4,712)

Income before income taxes	51,223	62,267
Income tax provision	18,660	22,843

Net income	32,563	39,424

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of income tax provision of $1 in 2006	1	0

Comprehensive income	$32,564	$39,424

Basic net income per share	$.27	$.33

Diluted net income per share	$.24	$.30

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Twenty-six Weeks Ended
	July 29,	July 30,
(In thousands, except per share amounts)	2006	2005

Net sales	$1,498,275	$1,292,428

Cost of goods sold, buying, catalog, and occupancy expenses	1,031,532	869,717
Selling, general, and administrative expenses	362,173	308,005
Total operating expenses	1,393,705	1,177,722

Income from operations	104,570	114,706

Other income	4,414	3,581
Interest expense	(7,935)	(8,637)

Income before income taxes	101,049	109,650
Income tax provision	36,425	40,209

Net income	64,624	69,441

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of income tax provision of $3 in 2006	4	0

Comprehensive income	$64,628	$69,441

Basic net income per share	$.53	$.58

Diluted net income per share	$.48	$.53

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 29,	July 30,
(In thousands)	2006	2005

Operating activities
Net income	$64,624	$69,441
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,129	38,982
Deferred income taxes	1,290	889
Stock-based compensation	5,015	2,913
Excess tax benefits related to stock-based compensation	(2,516)	2,178
Net (gain)/loss from disposition of capital assets	139	(939)
Net gain from sale of available-for-sale securities	(57)	0
Net gain from securitization activities	(451)	(3,577)
Changes in operating assets and liabilities
Accounts receivable	35,458	0
Merchandise inventories	(5,124)	(36,717)
Accounts payable	40,423	34,821
Deferred advertising	4,511	(2,766)
Prepayments and other	(10,888)	10,143
Income taxes payable	9,301	10,164
Accrued expenses and other	(11,273)	7,757
Net cash provided by operating activities	175,581	133,289

Investing activities
Investment in capital assets	(54,971)	(37,393)
Proceeds from sales of capital assets	0	2,432
Gross purchases of securities	(17,127)	(48,064)
Proceeds from sales of securities	17,885	11,078
Acquisition of Crosstown Traders, Inc., net of cash acquired	0	(256,467)
Purchase of Catherines receivables portfolio	0	(56,582)
Securitization of Catherines receivables portfolio	0	56,582
Securitization of Crosstown apparel-related receivables	0	50,000
Increase in other assets	(7,719)	(2,220)
Net cash used by investing activities	(61,932)	(280,634)

Financing activities
Proceeds from short-term borrowings	131,410	177,880
Repayments of short-term borrowings	(161,410)	(117,880)
Proceeds from long-term borrowings	0	50,000
Repayments of long-term borrowings	(7,600)	(8,413)
Payments of deferred financing costs	0	(850)
Excess tax benefits related to stock-based compensation	2,516	0
Proceeds from issuance of common stock	3,122	5,007
Net cash provided/(used) by financing activities	(31,962)	105,744

Increase (decrease) in cash and cash equivalents	81,687	(41,601)
Cash and cash equivalents, beginning of period	130,132	273,049
Cash and cash equivalents, end of period	$211,819	$231,448

Non-cash financing and investing activities
Equipment acquired through capital leases	$0	$0

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

We have prepared our condensed consolidated balance sheet as of July 29, 2006, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005, and our condensed consolidated statements of cash flows for the twenty-six weeks ended July 29, 2006 and July 30, 2005 without audit. In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows. Certain prior-year amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flows have been reclassified to conform to the current-year presentation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 28, 2006 Annual Report on Form 10-K. The results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the terms “Fiscal 2007” and “Fiscal 2006” refer to our fiscal year ending February 3, 2007 and our fiscal year ended January 28, 2006, respectively. The term “Fiscal 2008” refers to our fiscal year ending February 2, 2008. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Segment Reporting

Effective with our acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) on June 2, 2005, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores, including store-related E-commerce sales, under our LANE BRYANT® (including LANE BRYANT OUTLET™), FASHION BUG®, and CATHERINES PLUS SIZES® brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs. See “Note 11. Segment Reporting” below for further information regarding our segment reporting.

Stock-based Compensation

As of July 29, 2006, we had various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 10. Stock Option and Stock Incentive Plans” and “Note 11. Employee Stock Purchase Plan” in our January 28, 2006 Annual Report on Form 10-K.

Our 2003 Non-Employee Directors Compensation Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or deferred shares of up to an aggregate total of 600,000 shares of our common stock to members of our Board of Directors that are not employed by the Company. The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees. The plan provides for a one-time restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director. The plan also provides for annual grants of options for 7,500 shares of common stock that vest in one year and annual grants of 7,500 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders. As of July 29, 2006, 191,787 shares were available for future grants under this plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) provides for the grant of options (including both incentive and non-qualified stock options), restricted stock, stock appreciation rights, restricted stock units, and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock plus shares remaining available under certain of our previous plans. Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards. Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards at a three-to-one ratio. The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year. As of July 29, 2006, 7,301,041 shares were available for future grants under this plan.

Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of July 29, 2006, 115,437 shares were available for future grants under this plan.

The table below summarizes stock option activity for the twenty-six weeks ended July 29, 2006:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at January 28, 2006	3,672,108	$5.82	$1.00	–	$12.48
Granted – option price equal to market price	61,233	11.33	11.28	–	13.84
Granted – option price less than market price	31,600	1.00	1.00	–	1.00
Canceled/forfeited	(6,902)	3.21	1.00	–	6.65
Exercised	(658,410)	5.93	1.00	–	9.10
Outstanding at July 29, 2006	3,099,629	$5.86	$1.00	–	$13.84
Exercisable at July 29, 2006	2,858,963	$5.86	$1.00	–	$13.84

The aggregate intrinsic value of options outstanding at July 29, 2006 (aggregate market value on July 29, 2006 less aggregate exercise price) was $13,388,000.

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. As of July 29, 2006, 1,198,322 shares were available for future purchases under this plan.

Through Fiscal 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense for restricted stock and restricted stock unit awards and for stock options with an exercise price less than the market price of our common stock at the date of grant, based on the difference between the market price and the exercise price of the option at the date of grant. The compensation expense was recognized on a straight-line basis over the vesting period of each award or option. We did not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

We disclosed, as pro forma information, compensation expense for all stock options, restricted stock awards, and restricted stock unit awards based on an estimated fair value of the option or award. In accordance with SFAS No. 123, we used the Black-Scholes pricing model to estimate the fair value of stock options. The Black-Scholes model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Common Stock Plans” in our January 28, 2006 Annual Report on Form 10-K.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. Under SFAS No. 123R, we are required to recognize the fair value of stock-based payments as compensation expense in our financial statements beginning in Fiscal 2007. Pro forma disclosures are no longer permitted.

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. Stock-based compensation cost recognized in the thirteen weeks and twenty-six weeks ended July 29, 2006 includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial. Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards. Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation.

Adoption of SFAS No. 123R will generally result in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include mainly restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share. Total stock-based compensation recognized in our results of operations for the thirteen weeks ended July 29, 2006 and July 30, 2005 was $2,464,000 and $1,687,000, respectively. Total stock-based compensation for the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $5,015,000 and $2,913,000, respectively. Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $19,717,000 as of July 29, 2006. The weighted-average period over which we expect to recognize this compensation is approximately 2.9 years.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

The following table reconciles net income and net income per share as reported for the thirteen weeks and twenty-six weeks ended July 30, 2005 using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation:”

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 30,	July 30,
(In thousands, except per share amounts)	2005	2005

Net income as reported	$39,424	$69,441
Add stock-based employee compensation using intrinsic value method,
net of income taxes	940	1,737
Less stock-based employee compensation using fair value method,
net of income taxes	(1,107)	(2,164)
Pro forma net income	$39,257	$69,014

Basic net income per share:
As reported	$.33	$.58
Pro forma	.33	.58
Diluted net income per share:
As reported	.30	.53
Pro forma	.29	.52

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for the twenty-six weeks ended July 29, 2006 includes $2,516,000 of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

Note 2. Acquisition of Crosstown Traders, Inc.

On June 2, 2005, we acquired 100% of the outstanding stock of Crosstown Traders, a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co. We accounted for the acquisition under the purchase method of accounting, and included the results of operations of Crosstown Traders in our results of operations from the date of acquisition. Prior-period results have not been restated for the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. During the twenty-six weeks ended July 29, 2006, we increased the fair value of liabilities assumed by $1,100,000 for customer refunds related to the pre-acquisition period. In accordance with the provisions of SFAS No. 141, “Business Combinations,” we recognized certain intangible assets acquired, primarily trademarks, tradenames, internet domain names, and customer relationships, separately from goodwill. The fair values of acquired intangible assets, property, and equipment were based on an independent appraisal. Other assets acquired and liabilities assumed were recorded at their estimated fair values.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Acquisition of Crosstown Traders, Inc. (Continued)

Concurrent with the acquisition of Crosstown Traders, we began preparing a formal integration plan for Crosstown Traders’ operations, which included exiting and consolidating certain activities of Crosstown Traders, lease terminations, unfavorable contract costs, severance, and certain other exit costs. As of January 28, 2006, we finalized the plan and recorded a liability for the costs of the plan, which we recorded as a component of the purchase price of the acquisition in accordance with FASB Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Liabilities recorded in connection with the integration plan (which we recorded as adjustments to goodwill and deferred income taxes), adjustments, payments or settlements of these liabilities for the twenty-six weeks ended July 29, 2006, and the remaining accrual as of July 29, 2006 were as follows:

		Twenty-six Weeks Ended
	Balance at	July 29, 2006		Balance at
	January 28,		Payments/	July 29,
(In thousands)	2006	Adjustments	Settlements	2006

Severance and related costs	$4,380	$(982)	$(1,041)	$2,357
Lease termination and related costs	2,180	564	(30)	2,714
Unfavorable contract costs	900	(900)		0
Other costs	1,154	(62)	(193)	899
Total	$8,614	$(1,380)	$(1,264)	$5,970

Severance and related costs represent involuntary termination benefits for approximately 275 employees as a result of the decision to close Crosstown Traders’ manufacturing facility and two of its offices, and to consolidate certain back-office operations into our shared-services operations. Lease termination and related costs primarily represent the estimated lease termination obligations related to the closing of Crosstown Traders’ leased manufacturing facility. The unfavorable contract costs represent the estimated costs related to an unfavorable service contract Crosstown Traders entered into prior to the acquisition. Other costs are principally employee relocation costs to relocate certain key Crosstown Traders employees from the closed facilities to Crosstown Traders’ headquarters in Tucson, Arizona. We expect to complete our integration plan by the end of Fiscal 2007.

During the twenty-six weeks ended July 29, 2006, we finalized the lease termination and related costs and entered into a sublease agreement for the manufacturing facility for a term ending in December 2009, which represents a portion of the remaining lease term. Additionally, severance and related costs were adjusted for employees voluntarily leaving the Company and opting to forego their severance. As a result of our decision during the quarter to utilize the remaining term of the acquired unfavorable contract, the unfavorable contract costs accrual was reduced. Accordingly, we have adjusted the severance and related costs, lease termination and related costs, unfavorable contract costs, and other costs accruals; deferred income taxes; and goodwill.

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

Unaudited pro forma results of operations:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 30,	July 30,
(In thousands, except per share amounts)	2005	2005

Net sales	$729,677	$1,441,443
Net income	36,984	66,388

Net income per share:
Basic	$.31	$.56
Diluted	.28	.50

Note 3. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog, acquired on June 2, 2005 as part of our acquisition of Crosstown Traders. Details of our accounts receivable are as follows:

	July 29,	January 28,
(In thousands)	2006	2006

Due from customers	$5,189	$45,191
Allowance for doubtful accounts	(2,044)	(6,588)
Net accounts receivable	$3,145	$38,603

Note 4. Trademarks and Other Intangible Assets

	July 29,	January 28,
(In thousands)	2006	2006

Trademarks, tradenames, and internet domain names	$240,300	$238,800
Customer lists, customer relationships, and covenant not to compete	16,400	16,400
Total at cost	256,700	255,200
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	7,094	5,126
Net trademarks and other intangible assets	$249,606	$250,074

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Short-term Borrowings and Long-term Debt

	July 29,	January 28,
(In thousands)	2006	2006

Short-term borrowings
Revolving credit facility	$20,000	$50,000

Long-term debt
4.75% Senior Convertible Notes, due June 2012	$150,000	$150,000
Capital lease obligations	18,591	24,825
6.07% mortgage note, due October 2014	11,989	12,261
6.53% mortgage note, due November 2012	8,750	9,450
7.77% mortgage note, due December 2011	8,778	9,050
Other long-term debt	1,036	1,158
Total long-term debt	199,144	206,744
Less current portion	12,672	14,765
Long-term debt	$186,472	$191,979

Note 6. Stockholders’ Equity

Twenty-six
Weeks Ended
July 29,
(Dollars in thousands)	2006

Total stockholders’ equity, beginning of period	$814,348
Net income	64,624
Issuance of common stock (874,913 shares)	3,122
Stock-based compensation expense	5,015
Excess tax benefits related to stock-based compensation	2,516
Unrealized gains on available-for-sale securities, net of tax	4
Total stockholders’ equity, end of period	$889,629

Note 7. Customer Loyalty Card Programs

We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs in connection with administering these programs as cost of goods sold when incurred. During the thirteen weeks ended July 29, 2006 and July 30, 2005, we recognized revenues of $5,101,000 and $4,269,000, respectively, in connection with our loyalty card programs. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, we recognized revenues of $9,171,000 and $7,431,000, respectively, in connection with our loyalty card programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Net Income Per Share

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Basic weighted average common shares outstanding	122,125	119,452	121,969	119,219
Dilutive effect of assumed conversion of
convertible notes	15,182	15,182	15,182	15,182
Dilutive effect of stock options and awards	2,047	1,975	2,240	1,775
Diluted weighted average common shares and
equivalents outstanding	139,354	136,609	139,391	136,176

Net income	$32,563	$39,424	$64,624	$69,441
Decrease in interest expense from assumed
conversion of notes, net of income taxes	1,128	1,128	2,257	2,257
Net income used to determine diluted
net income per share	$33,691	$40,552	$66,881	$71,698

Options with weighted average exercise price
greater than market price, excluded from
computation of net income per share:
Number of shares	4	0	1	11
Weighted average exercise price per share	$12.87	$0.00	$13.84	$9.10

Note 9. Income Taxes

The effective income tax rate was 36.0% for the twenty-six weeks ended July 29, 2006, as compared to 36.7% for the twenty-six weeks ended July 30, 2005. The tax rate for the twenty-six weeks ended July 29, 2006 was favorably affected by non-taxable insurance proceeds which were included in pre-tax income for the period.

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

In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio. Prior to purchasing the portfolio, we had a non-recourse agreement, scheduled to expire in March 2005, under which a third party provided a proprietary credit card sales accounts receivable funding facility for the CATHERINES proprietary credit cards. The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a gain during the twenty-six weeks ended July 30, 2005 of approximately $2,000,000, which is included in selling, general, and administrative expenses.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting

Effective with the acquisition of Crosstown Traders on June 2, 2005, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT (including LANE BRYANT OUTLET), FASHION BUG, and CATHERINES PLUS SIZES brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs.

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

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores(1)	Consumer	and Other	Consolidated

Thirteen weeks ended July 29, 2006
Net sales	$669,808	$92,348	$1,197	$763,353
Depreciation and amortization	15,383	755	8,833	24,971
Income before interest and taxes	55,186	424	(576)	55,034
Interest expense			(3,811)	(3,811)
Income tax provision			(18,660)	(18,660)
Net income	55,186	424	(23,047)	32,563
Capital expenditures	22,698	2,030	6,389	31,117

Twenty-six weeks ended July 29, 2006
Net sales	$1,297,212	$199,753	$1,310	$1,498,275
Depreciation and amortization	26,477	1,300	17,352	45,129
Income before interest and taxes	115,473	3,396	(9,885)	108,984
Interest expense			(7,935)	(7,935)
Income tax provision			(36,425)	(36,425)
Net income	115,473	3,396	(54,245)	64,624
Capital expenditures	38,111	2,990	13,870	54,971
____________________
(1)Includes 76 LANE BRYANT OUTLET stores opened in July 2006 (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” below).

(Table continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other	Consolidated

Thirteen weeks ended July 30, 2005
Net sales	$638,813	$49,439	$823	$689,075
Depreciation and amortization	10,327	277	9,650	20,254
Income before interest and taxes	74,594	66	(7,681)	66,979
Interest expense			(4,712)	(4,712)
Income tax provision			(22,843)	(22,843)
Net income	74,594	66	(35,236)	39,424
Capital expenditures	13,939	297	5,460	19,696

Twenty-six weeks ended July 30, 2005
Net sales	$1,242,080	$49,439	$909	$1,292,428
Depreciation and amortization	20,821	277	17,884	38,982
Income before interest and taxes	132,242	66	(14,021)	118,287
Interest expense			(8,637)	(8,637)
Income tax provision			(40,209)	(40,209)
Net income	132,242	66	(62,867)	69,441
Capital expenditures	27,851	297	9,245	37,393
____________________
(1)From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.

Note 12. Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies, among other things, that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs should be recognized as current-period expenses rather than being capitalized into inventory. SFAS No. 151 became effective as of the beginning of Fiscal 2007. The adoption of SFAS No. 151 did not have a material effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and supersedes SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS No. 154 generally requires retrospective application to prior-period financial statements of a change in accounting principle unless it is impracticable to determine either the period-specific effects or cumulative effects of the change. SFAS No. 154 became effective as of the beginning of Fiscal 2007. The adoption of SFAS No. 154 did not have a material effect on our financial position or results of operations.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Impact of Recent Accounting Pronouncements (Continued)

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 provides that gross or net presentation is an accounting policy decision that is dependent on the type of tax, and that similar taxes are to be presented in a consistent manner. The provisions of EITF Issue No. 06-3 will be effective as of the beginning of Fiscal 2008, with early application permitted. Our current accounting policy is to present taxes within the scope of EITF Issue No. 06-3 on a net basis. Our adoption of EITF Issue No. 06-3 will not result in a change in our accounting policy and, accordingly, will have no effect on our results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, expanded disclosures regarding tax uncertainties, and transition.

FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The recognized benefit is measured as the largest amount of benefit which is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis. A tax position failing to qualify for initial recognition is recognized in the first interim period in which it meets the FIN No. 48 recognition standard, or is resolved through negotiation, litigation, or upon expiration of the statute of limitations. De-recognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained.  Differences between amounts recognized in balance sheets prior to the adoption of FIN No. 48 and amounts reported after adoption (except for items not recognized in earnings) will be accounted for as a cumulative effect adjustment to retained earnings as of the date of adoption of FIN No. 48, if material.

We will be required to adopt the provisions of FIN No. 48 effective as of the beginning of Fiscal 2008. We are currently analyzing the impact of adoption of FIN No. 48, and have not yet determined the impact of adoption on our consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. As used in this management’s discussion and analysis, the terms “Fiscal 2007” and “Fiscal 2006” refer to our fiscal year ending February 3, 2007 and our fiscal year ended January 28, 2006, respectively. The terms “Fiscal 2007 Second Quarter” and “Fiscal 2006 Second Quarter” refer to the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. The terms “Fiscal 2007 Third Quarter” and “Fiscal 2007 Fourth Quarter” refer to the thirteen weeks ending October 28, 2006 and the fourteen weeks ending February 3, 2007, respectively. The term “Fiscal 2008” refers to our fiscal year ending February 2, 2008. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

•	We cannot assure the successful implementation of our business plans for entry into the outlet store distribution channel and expansion of our CACIQUE® product line through new store formats.

•	We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.

•	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

•	We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.

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

•
We may be unable to manage significant increases in certain costs vital to catalog operations, including postage, paper, and acquisition of prospects, which could adversely affect our results of operations.

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

Stock-based Compensation

Through Fiscal 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense for restricted stock and restricted stock unit awards and for stock options with an exercise price less than the market price of our common stock at the date of grant, based on the difference between the market price and the exercise price of the option at the date of grant. The compensation expense was recognized on a straight-line basis over the vesting period of each award or option. We did not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

We disclosed, as pro forma information, compensation expense for all stock options, restricted stock awards, and restricted stock unit awards based on an estimated fair value of the option or award. In accordance with SFAS No. 123, we used the Black-Scholes pricing model to estimate the fair value of stock options. The Black-Scholes model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate. Our use of different option-pricing models and different estimates or assumptions could have resulted in materially different estimates of compensation expense under the fair value method.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. Under SFAS No. 123R, we are required to recognize the fair value of stock-based payments as compensation expense in our financial statements beginning in Fiscal 2007. Pro forma disclosures are no longer permitted.

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. We have provided pro forma disclosure of stock-based compensation determined in accordance with SFAS No. 123, as previously disclosed, for the comparable prior-year periods. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial. Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards. Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation.

Adoption of SFAS No. 123R will generally result in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include mainly restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share.

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for the twenty-six weeks ended July 29, 2006 includes $2.5 million of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

See “Item 1. Financial Statements (Unaudited); Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Stock-based Compensation” above for further information on our stock-based compensation expense for the thirteen weeks and twenty-six weeks ended July 29, 2006 and for pro forma disclosures for the comparable prior-year periods. See “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Summary of Significant Accounting Policies; Common Stock Plans” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 for further information on the estimates and assumptions we used to determine stock-based compensation expense for our pro forma disclosures in accordance with SFAS No. 123. Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $19.7 million as of July 29, 2006. The weighted-average period over which we expect to recognize this compensation is approximately 2.9 years.

RECENT DEVELOPMENTS

In December 2005, we announced plans to enter the outlet channel through the assumption of approximately 75 outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLETTM. A majority of these locations had been operated as side-by-side locations selling more than one brand. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE® name. We plan to operate both a LANE BRYANT OUTLET store and a PETITE SOPHISTICATE OUTLET™ store in approximately 45 of the side-by-side locations acquired from Retail Brand Alliance. During July 2006, we opened 73 LANE BRYANT OUTLET stores in locations that we assumed from Retail Brand Alliance and converted 3 existing LANE BRYANT stores to LANE BRYANT OUTLET stores. We expect to open approximately 7 additional LANE BRYANT OUTLET stores and the PETITE SOPHISTICATE OUTLET stores primarily during the Fiscal 2007 Third Quarter.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Twenty-six Weeks Ended(1)		Change
	July 29,	July 30,	From Prior	July 29,	July 30,	From Prior
	2006	2005(2)	Period	2006	2005(2)	Period

Net sales	100.0%	100.0%	10.8%	100.0%	100.0%	15.9%
Cost of goods sold, buying, catalog,
and occupancy expenses	69.7	67.8	14.0	68.8	67.3	18.6
Selling, general, and
administrative expenses	23.4	22.8	13.9	24.2	23.8	17.6
Income from operations	6.8	9.4	(19.7)	7.0	8.9	(8.8)
Other income	0.4	0.3	44.4	0.3	0.3	23.3
Interest expense	0.5	0.7	(19.1)	0.5	0.7	(8.1)
Income tax provision	2.4	3.3	(18.3)	2.4	3.1	(9.4)
Net income	4.3	5.7	(17.4)	4.3	5.4	(6.9)
____________________
(1)Results may not add due to rounding.
(2)Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(In millions)	2006	2005	2006	2005

FASHION BUG	$292.7	$292.9	$548.5	$549.4
LANE BRYANT(1)	281.2	252.9	558.3	510.4
CATHERINES	95.9	93.0	190.4	182.3
Total Retail Stores segment sales	669.8	638.8	1,297.2	1,242.1
Total Direct-to-Consumer segment sales(2)	92.3	49.4	199.8	49.4
Corporate and other(3)	1.2	0.9	1.3	0.9
Total net sales	$763.3	$689.1	$1,498.3	$1,292.4
____________________
(1)Includes 76 LANE BRYANT OUTLET stores opened in July 2006 (see “RECENT DEVELOPMENTS” above).
(2)Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.
(3)Revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	2%	3%	1%	1%
FASHION BUG	(1)	1	(1)	0
LANE BRYANT	4	2	3	1
CATHERINES	2	10	4	7

Sales from new stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	2	2	2	1
LANE BRYANT	4	4	5	4
CATHERINES	1	1	1	1

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(1)	(2)	(1)	(2)
LANE BRYANT	(1)	(1)	(1)	(1)
CATHERINES	(1)	(1)	(1)	(1)

Increase in Retail Stores segment sales	5	4	4	3

Direct-to-Consumer segment
Increase in Direct-to-Consumer segment sales	— (2)	—	— (2)	—

Increase in consolidated total net sales	11	13	16	7
____________________
(1)“Comparable store sales” is not a measure that has been defined under generally accepted accounting principles. The method of calculating comparable store sales varies across the retail industry and, therefore, our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. New stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a legal square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a legal square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year. Non-store sales, such as catalog and internet sales, are excluded from the calculation of comparable store sales.

(2)Comparison not meaningful, as prior-year periods include sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005 (approximately 8 weeks).

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2007 and planned store activity for all of Fiscal 2007:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Total

Fiscal 2007 Year-to-Date(1):
Stores at January 28, 2006	1,025	748		463	2,236

Stores opened	4	95	(2)	6	105
Stores closed	(8)	(13)		(3)	(24)
Net change in stores	(4)	82		3	81

Stores at July 29, 2006	1,021	830		466	2,317

Stores relocated during period	14	14		4	32

Fiscal 2007(3):
Planned store openings	13	134	(4)	8	155
Planned store closings	20	16		8	44
Planned store relocations	26	35		11	72
____________________
(1)Excludes 2 Crosstown Traders outlet stores.
(2)Includes 76 LANE BRYANT OUTLET stores opened in July 2006 (see “RECENT DEVELOPMENTS” above).
(3)Does not include approximately 45 PETITE SOPHISTICATE OUTLET stores (see “RECENT DEVELOPMENTS” above).
(4)Includes 83 LANE BRYANT OUTLET stores (see “RECENT DEVELOPMENTS” above).

Comparison of Thirteen Weeks Ended July 29, 2006 and July 30, 2005

Net Sales

Consolidated net sales increased in the Fiscal 2007 Second Quarter as compared to the Fiscal 2006 Second Quarter, primarily as a result of the inclusion of Crosstown Traders for the full Fiscal 2007 Second Quarter, as well as increased net sales from our Retail Stores segment. We acquired Crosstown Traders (our Direct-to-Consumer segment) on June 2, 2005. The increase in the Retail Stores segment’s net sales was primarily a result of sales from new LANE BRYANT stores (including 73 LANE BRYANT OUTLET stores opened in July 2006), an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, and increases in E-commerce sales at all of our Retail Stores brands. The increases in the consolidated net sales and Retail Stores segment’s net sales met our plan for low single-digit increases for the quarter. We operated 2,317 stores in our Retail Stores segment as of July 29, 2006, as compared to 2,236 stores as of July 30, 2005. Additionally, Crosstown Traders operated two outlet stores that are included in our Direct-to-Consumer segment in the Fiscal 2007 Second Quarter.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores (including the outlet stores), an increase in comparable retail store sales (which exceeded our plan for the quarter), and an increase in E-commerce sales. LANE BRYANT experienced an increase in the number of transactions per store, which was partially offset by a decrease in the average dollar sale per transaction as compared to the prior-year quarter, while traffic levels were consistent with the prior-year quarter.

Total net sales for the FASHION BUG brand decreased as a result of a decrease in comparable retail store sales and reduced sales as a result of the closure of six stores, and were slightly below plan for the quarter. The decrease in retail store sales was partially offset by an increase in store-related E-commerce sales. A decrease in store traffic levels during the current-year quarter was partially offset by a slight increase in the average dollar sale per transaction as compared to the prior-year quarter.

Total net sales for the CATHERINES brand increased as a result of an increase in comparable retail store sales, and met our plan for the quarter. Traffic levels increased as compared to the prior-year quarter, while the average dollar sale per transaction was consistent with the prior-year quarter.

Net sales from Crosstown Traders were $92.3 million for the Fiscal 2007 Second Quarter as compared to net sales of $49.4 million for the Fiscal 2006 Second Quarter from the date of acquisition on June 2, 2005. Net sales from Crosstown Traders were 12.1% of consolidated net sales for the Fiscal 2007 Second Quarter as compared to 7.2% of consolidated net sales for the Fiscal 2006 Second Quarter. Crosstown’s Fiscal 2007 Second Quarter sales were at the low end of our plan for the quarter. Actual circulation and customer response rates that were below plan in the current-year quarter were partially offset by a better-than-expected average dollar sale per transaction.

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During the Fiscal 2007 Second Quarter and Fiscal 2006 Second Quarter, we recognized revenues of $5.1 million and $4.3 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 1.9% as a percentage of consolidated net sales in the Fiscal 2007 Second Quarter as compared to the Fiscal 2006 Second Quarter. The increase was primarily as a result of inclusion of catalog costs for our Direct-to-Consumer segment for the full Fiscal 2007 Second Quarter as compared to two months of the Fiscal 2006 Second Quarter and reduced merchandise margins for our Retail Stores segment related to higher levels of promotional activity in the current-year quarter. Consolidated cost of goods sold increased 2.3% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 1.6% higher in the Fiscal 2007 Second Quarter as compared to the Fiscal 2006 Second Quarter, primarily as a result of the increased levels of promotional activity and pre-opening expenses related to LANE BRYANT OUTLET stores opened in July 2006.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations. Cost of goods sold for the Direct-to-Consumer segment is generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment, and therefore contributed to the increase in consolidated cost of goods sold as a percentage of consolidated net sales.

Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; shipping and handling costs associated with our Direct-to-Consumer and E-commerce businesses; and amortization of direct-response advertising costs for our Direct-to-Consumer business for periods subsequent to the Crosstown acquisition. Net merchandise costs and freight are capitalized as inventory costs.

Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 0.4% lower in the Fiscal 2007 Second Quarter as compared to the Fiscal 2006 Second Quarter, primarily as a result of the lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment. For our Retail Stores segment, buying and occupancy expenses as a percentage of net sales were 0.7% higher in the Fiscal 2007 Second Quarter as compared to the Fiscal 2006 Second Quarter. Occupancy expenses for the Retail Stores segment for the Fiscal 2007 Second Quarter included approximately $3.3 million of pre-opening expenses related to LANE BRYANT OUTLET stores. The Direct-to-Consumer segment, which operates only two outlet stores, incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the Fiscal 2007 Second Quarter increased 0.6% as a percentage of consolidated net sales as compared to the prior-year period. Fiscal 2007 Second Quarter selling, general, and administrative expenses included approximately $2.3 million of pre-opening operating expenses related to LANE BRYANT OUTLET stores. Fiscal 2007 Second Quarter consolidated selling, general, and administrative expenses were also negatively impacted by higher expenses related to incentive-based employee compensation and benefit programs, and inclusion of the Direct-to-Consumer segment for the full quarter.

Selling expenses for the Fiscal 2007 Second Quarter were 0.1% higher as a percentage of net sales, while general and administrative expenses were 0.5% higher as a percentage of net sales, reflecting higher levels of general and administrative expenses in the Direct-to-Consumer segment as compared to the Retail Stores segment. General and administrative expenses for the Fiscal 2007 Second Quarter were also negatively impacted by a $0.8 million increase in stock-based compensation as compared to the prior-year period (see “CRITICAL ACCOUNTING POLICIES” above).

Other Income

Interest income increased $0.3 million and other income increased $0.6 million in the Fiscal 2007 Second Quarter as compared to the Fiscal 2006 Second Quarter.

Income Tax Provision

The effective income tax rate was 36.4% for the Fiscal 2007 Second Quarter as compared to 36.7% for the Fiscal 2006 Second Quarter.

Comparison of Twenty-six Weeks Ended July 29, 2006 and July 30, 2005

Net Sales

Consolidated net sales increased in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006, primarily as a result of the inclusion of Crosstown Traders for the entire first half of Fiscal 2007, as well as increased net sales from our Retail Stores segment. Consolidated net sales for the first half of Fiscal 2006 include net sales from Crosstown Traders from the date of acquisition on June 2, 2005. The increase in the Retail Stores segment’s net sales was primarily a result of sales from new LANE BRYANT stores (including 73 LANE BRYANT OUTLET stores opened in July 2006), an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, and increases in E-commerce sales at all of our Retail Stores brands. The increases in the Retail Stores segment’s net sales and consolidated net sales met our plan for low single-digit increases for the period.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores, an increase in comparable retail store sales, and an increase in E-commerce sales, and met our plan for the period. As compared to the prior-year period, a slight decrease in the average dollar sale per transaction was offset by an increase in the number of transactions per store, while traffic levels were relatively flat.

Total net sales for the FASHION BUG brand decreased as a result of a decrease in comparable retail store sales and reduced sales as a result of the closure of eight stores, and were slightly below plan for the period. The decrease in retail store sales was partially offset by an increase in store-related E-commerce sales. A decrease in the number of transactions per store during the current-year period was partially offset by an increase in the average dollar sale per transaction as compared to the prior-year period.

Total net sales for the CATHERINES brand increased as a result of an increase in comparable retail store sales, and met our plan for the period. Significantly increased traffic levels during the first half of Fiscal 2007 were partially offset by a lower average dollar sale per transaction as a result of increased promotional activity as compared to the prior-year period.

Net sales from Crosstown Traders were $199.8 million for the first half of Fiscal 2007 as compared to net sales of $49.4 million for the first half of Fiscal 2006 from the date of acquisition on June 2, 2005. Net sales from Crosstown Traders were 13.3% of consolidated net sales for the first half of Fiscal 2007 as compared to 3.8% of consolidated net sales for the first half of Fiscal 2006. Crosstown’s sales for the first half of Fiscal 2007 were at the low end of our sales plan for the period. Actual circulation and customer response rates that were below plan in the current-year period were partially offset by a better-than-expected average dollar sale per transaction.

During the first half of Fiscal 2007 and the first half of Fiscal 2006, we recognized revenues of $9.2 million and $7.4 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 1.5% as a percentage of consolidated net sales in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006. The increase was primarily a result of inclusion of catalog costs for our Direct-to-Consumer segment for the entire first half of Fiscal 2007 as compared to two months for the first half of Fiscal 2006 and reduced merchandise margins for our Retail Stores segment related to higher levels of promotional activity in the current-year period. Consolidated cost of goods sold increased 2.7% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.7% higher in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006 as a result of the increased levels of promotional activity and pre-opening expenses related to LANE BRYANT OUTLET stores opened in July 2006.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations. Cost of goods sold for the Direct-to-Consumer segment is generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment, and therefore contributed to the increase in consolidated cost of goods sold as a percentage of consolidated net sales.

Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; shipping and handling costs associated with our Direct-to-Consumer and E-commerce businesses; and amortization of direct-response advertising costs for our Direct-to-Consumer business for periods subsequent to the Crosstown acquisition. Net merchandise costs and freight are capitalized as inventory costs.

Consolidated buying and occupancy expenses as a percentage of consolidated net sales were 1.2% lower in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006, primarily as a result of lower levels of buying and occupancy costs associated with our Direct-to-Consumer segment. For our Retail Stores segment, buying and occupancy expenses as a percentage of net sales were 0.4% higher in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006. Occupancy expenses for the Retail Stores segment for the first half of Fiscal 2007 included approximately $4.5 million of pre-opening expenses related to LANE BRYANT OUTLET stores. The Direct-to-Consumer segment, which operates only two outlet stores, incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the first half of Fiscal 2007 increased 0.4% as a percentage of consolidated net sales as compared to the prior-year period. Selling, general, and administrative expenses for the first half of Fiscal 2007 included approximately $3.3 million of pre-opening operating expenses related to LANE BRYANT OUTLET stores. Consolidated selling, general, and administrative expenses for the first half of Fiscal 2007 were also negatively impacted by higher expenses related to incentive-based employee compensation and benefit programs, and inclusion of the Direct-to-Consumer segment for the full period. Consolidated selling, general, and administrative expenses for the first half of Fiscal 2006 included a gain of $2.0 million from the purchase and subsequent securitization of out CATHERINES credit card portfolio (see “Item 1. Financial Statements (Unaudited); Notes to Condensed Consolidated Financial Statements; Note 10. Asset Securitization” above).

Selling expenses for the first half of Fiscal 2007 were 1.2% lower as a percentage of net sales, while general and administrative expenses were 1.6% higher as a percentage of net sales, reflecting lower levels of selling expenses and higher levels of general and administrative expenses in the Direct-to-Consumer segment as compared to the Retail Stores segment. General and administrative expenses for the first half of Fiscal 2007 were also negatively impacted by a $2.1 million increase in stock-based compensation as compared to the prior-year period (see “CRITICAL ACCOUNTING POLICIES” above).

Other Income

Interest income increased $0.1 million and other income increased $0.7 million in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006.

Income Tax Provision

The effective income tax rate was 36.0% for the first half of Fiscal 2007 as compared to 36.7% for the first half of Fiscal 2006. The tax rate for the first half of Fiscal 2007 was favorably affected by non-taxable insurance proceeds which were included in pre-tax income for the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

	July 29,	January 28,
(Dollars in millions)	2006	2006

Cash and cash equivalents	$211.8	$130.1
Available-for-sale securities	22.2	20.2
Working capital	$407.9	$338.6
Current ratio	2.0	1.8
Long-term debt to equity ratio	21.0%	23.6%

Our net cash provided by operating activities increased to $175.6 million for the first half of Fiscal 2007 from $133.3 million for the first half of Fiscal 2006. The $42.3 million increase was primarily attributable to a $35.5 million decrease in accounts receivable, which resulted from collections on holiday-season sales of food and gifts from our FIGI’S Direct-to-Consumer catalog. Our net investment in inventories decreased $37.2 million in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006, primarily as a result of our continued management of inventory levels. Higher levels of promotional activity in the current-year period also contributed to the reduced levels of inventory as compared to the prior-year period. The timing of payments of deferred, prepaid, and accrued expenses resulted in a $33.6 million decrease in cash provided by operating activities in the first half of Fiscal 2007 as compared to the first half of Fiscal 2006.

As a result of the adoption of SFAS No. 123R in Fiscal 2007 (see “CRITICAL ACCOUNTING POLICIES” above), we are reporting certain tax benefits related to stock-based compensation as cash provided by financing activities in Fiscal 2007 instead of as cash provided by operating activities as permitted in the prior-year period. This change in reporting classification had a $2.5 million negative impact on cash provided by operating activities for the first half of Fiscal 2007, which was offset by a corresponding positive impact on cash provided by financing activities.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $55.0 million during the first half of Fiscal 2007. Construction allowances received from landlords for the first half of Fiscal 2007 were $9.3 million. During Fiscal 2007, we are accelerating our new store opening plan, primarily in our LANE BRYANT brand, which includes a new LANE BRYANT/CACIQUE side-by-side retail store concept and the opening of our new outlet store channel. We also plan to continue to build our infrastructure for the launch of new catalog offerings, as well as further expansion of our E-commerce operations.

For all of Fiscal 2007, we anticipate incurring capital expenditures of approximately $140 – $150 million before construction allowances received from landlords. We expect that a majority of these capital expenditures will support store development, including openings, relocations, and store improvements. The remainder of the expenditures will primarily be for improvements to our information technology and corporate infrastructure. We expect to finance these additional capital expenditures primarily through internally-generated funds.

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

As of July 29, 2006, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of July 29, 2006	$27.9	$100.0	$00.0	$180.0	$51.5
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
____________________
(1)Receivables Purchase Agreement (for the Crosstown Traders catalog proprietary credit card receivables program).
(2)Series 1999-2 and Series 2004 have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing. These series and 2005-RPA generally begin amortizing 364 days after start of the purchase commitment by the series purchaser currently in effect.

As these credit card receivables securitizations reach maturity, we plan to obtain funding for the proprietary credit card programs through additional securitizations, including annual renewal of our conduit facilities. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

We securitized $304.0 million of private label credit card receivables in the first half of Fiscal 2007 and had $364.7 million of securitized credit card receivables outstanding as of July 29, 2006. We held certificates and retained interests in our securitizations of $64.5 million as of July 29, 2006, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of July 29, 2006, our investment in asset-backed securities included $10.8 million of QSPE certificates, an I/O strip of $15.5 million, and other retained interests of $38.2 million. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of July 29, 2006, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of July 29, 2006, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores. The facility expires in October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT’s proprietary credit card accounts. Upon termination of this agreement, we have the right to purchase the receivables allocated to the LANE BRYANT stores under such agreement at book value from the third party.

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

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million. The agreement expires on July 28, 2010. As of July 29, 2006, we had an aggregate total of $3.4 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement). The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of July 29, 2006, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of July 29, 2006, the applicable rates on borrowings under the facility were 8.25% for Prime Rate Loans and 6.40% (LIBOR plus 1%) for Eurodollar Rate Loans. All borrowings outstanding under the facility as of July 29, 2006 were Eurodollar Rate Loans, with a weighted-average interest rate of 6.26% (LIBOR plus 1%).

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

The finance charges on most of our FASHION BUG proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums. The finance charges on most of our CATHERINES and catalog proprietary credit card accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating rate index on the certificates varies from the movement of the Prime Rate. Additionally, as of July 29, 2006, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to the $161.1 million of Series 2004-1certificates, and $89.5 million of Series 2002-1 being issued at fixed rates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2007, an increase of approximately $0.3 million in selling, general, and administrative expenses would result.

As of July 29, 2006, there were $20.0 million of borrowings outstanding under our revolving credit facility. We intend to repay these borrowings during Fiscal 2007. Such borrowings are exposed to variable interest rates. A one percentage point change in market interest rates would result in a corresponding change of approximately $0.2 million per year in our interest expense and cash flows.

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

As we continue with the integration of our June 2, 2005 acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) and the execution of our plan to migrate certain of the Crosstown Traders transaction-based processes to our existing financial processes and systems, we are modifying the Crosstown Traders internal control over financial reporting. As of January 28, 2006, we had completed the migration of the cash management activities and the conversion of payroll processing to our respective processes and systems. During the period covered by this report on Form 10-Q, we completed the conversion of Crosstown Traders’ general ledger, non-merchandise and other accounts payable processing, and fixed assets accounting to our general ledger and respective financial processes and systems. Additionally, we completed the conversion of the Crosstown Traders credit card program and related cardholder accounting to our credit platform, thereby consolidating the management of credit programs for our stores, e-commerce, and catalogs onto a single operating platform. Crosstown Traders integration activities are expected to continue through our current fiscal year. Other than changes arising out of the Crosstown Traders acquisition, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As discussed in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” above, in December 2005, we announced plans to enter the outlet channel through the assumption of approximately 75 outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLETTM. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE® name. In approximately 45 of the locations acquired from Retail Brand Alliance, we plan to operate both a LANE BRYANT OUTLET store and a PETITE SOPHISTICATE OUTLET store. During July 2006 we opened 76 LANE BRYANT OUTLET stores. We expect to open seven additional LANE BRYANT OUTLET stores and the PETITE SOPHISTICATE OUTLET stores by the end of Fiscal 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

April 30, 2006 through
May 27, 2006	1,209	(1)	$13.96	-	-
May 28, 2006 through
July 1, 2006	7,052	(1)	11.48	-	-
July 2, 2006 through
July 29, 2006	861	(1)	10.93	-	-
Total	9,122		$11.75	-	-
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of July 30, 2005, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the thirteen weeks ended July 29, 2006. The repurchase programs have no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 22, 2006.

William O. Albertini, Charles T. Hopkins, and Yvonne M. Curl were nominated for reelection, in our Proxy Statement, to serve three-year terms as Class A Directors, and M. Jeannine Strandjord was nominated for reelection, in our Proxy Statement, to serve a two-year term as a Class C Director. The total number of shares represented at the Annual Meeting were 115,766,002 shares, representing 94.6% of the total number of shares outstanding as of the close of business on May 3, 2006 (the record date fixed by the Board of Directors). The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Directors nominated:

Name	Votes For	Votes Withheld
William O. Albertini	113,385,288	2,380,714
Charles T. Hopkins	101,717,914	14,048,088
Yvonne M. Curl	113,622,693	2,143,309
M. Jeannine Strandjord	113,619,877	2,146,125

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
99.1
Amendment No. 1, dated as of May 17, 2006, to Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date:August 31, 2006	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date:August 31, 2006	/S/ ERIC M. SPECTER
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
99.1
Amendment No. 1, dated as of May 17, 2006, to Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors.