Form 10-Q
period 2006-10-28
CHARMING SHOPPES INC
filed 2006-12-04
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share), as of November 24, 2006, was 123,303,995 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28,	January 28,
(In thousands, except share amounts)	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138,238	$130,132
Available-for-sale securities	3,323	20,150
Accounts receivable, net of allowances of $1,265 and $6,588	2,020	38,603
Investment in asset-backed securities	65,355	66,828
Merchandise inventories	481,449	376,409
Deferred advertising	26,208	20,591
Deferred taxes	18,542	13,848
Prepayments and other	107,177	89,245
Total current assets	842,312	755,806

Property, equipment, and leasehold improvements - at cost	947,275	888,481
Less accumulated depreciation and amortization	554,568	525,882
Net property, equipment, and leasehold improvements	392,707	362,599

Trademarks and other intangible assets	248,759	250,074
Goodwill	154,020	154,553
Other assets	47,831	43,963
Total assets	$1,685,629	$1,566,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$0	$50,000
Accounts payable	207,566	133,236
Accrued expenses	202,666	217,421
Income taxes payable	10,106	1,743
Current portion - long-term debt	11,600	14,765
Total current liabilities	431,938	417,165

Deferred taxes	40,136	45,046
Other non-current liabilities	114,330	98,457
Long-term debt	183,653	191,979

Stockholders’ equity
Common Stock $.10 par value:
Authorized - 300,000,000 shares
Issued - 135,452,909 shares and 133,954,852 shares	13,545	13,395
Additional paid-in capital	278,166	261,077
Treasury stock at cost - 12,265,993 shares	(84,136)	(84,136)
Accumulated other comprehensive income/(loss)	1	(3)
Retained earnings	707,996	624,015
Total stockholders’ equity	915,572	814,348
Total liabilities and stockholders’ equity	$1,685,629	$1,566,995

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	October 28,	October 29,
(In thousands, except per share amounts)	2006	2005

Net sales	$695,278	$663,677

Cost of goods sold, buying, catalog, and occupancy expenses	478,247	461,806
Selling, general, and administrative expenses	186,006	181,275
Total operating expenses	664,253	643,081

Income from operations	31,025	20,596

Other income	2,074	1,754
Interest expense	(3,540)	(4,797)

Income before income taxes	29,559	17,553
Income tax provision	10,202	6,791

Net income	19,357	10,762

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities,
net of income tax benefit of $1 in 2005	0	(2)

Comprehensive income	$19,357	$10,760

Basic net income per share	$.16	$.09

Diluted net income per share	$.15	$.09

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	October 28,	October 29,
(In thousands, except per share amounts)	2006	2005

Net sales	$2,193,553	$1,956,105

Cost of goods sold, buying, catalog, and occupancy expenses	1,509,779	1,331,523
Selling, general, and administrative expenses	548,179	489,280
Total operating expenses	2,057,958	1,820,803

Income from operations	135,595	135,302

Other income	6,488	5,335
Interest expense	(11,475)	(13,434)

Income before income taxes	130,608	127,203
Income tax provision	46,627	47,000

Net income	83,981	80,203

Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on available-for-sale securities,
net of income tax (provision)/benefit of ($3) in 2006 and $1 in 2005	4	(2)

Comprehensive income	$83,985	$80,201

Basic net income per share	$.69	$.67

Diluted net income per share	$.63	$.61

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 28,	October 29,
(In thousands)	2006	2005

Operating activities
Net income	$83,981	$80,203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	66,431	60,369
Deferred income taxes	(9,713)	(4,420)
Stock-based compensation	7,603	4,667
Excess tax benefits related to stock-based compensation	(2,635)	2,365
Net (gain)/loss from disposition of capital assets	849	(785)
Net gain from securitization activities	(761)	(2,806)
Changes in operating assets and liabilities
Accounts receivable	36,583	0
Merchandise inventories	(105,040)	(118,126)
Accounts payable	74,330	48,691
Deferred advertising	(5,617)	(17,249)
Prepayments and other	(17,932)	8,902
Income taxes payable	10,998	8,963
Accrued expenses and other	1,757	28,183
Net cash provided by operating activities	140,834	98,957

Investing activities
Investment in capital assets	(92,524)	(68,177)
Proceeds from sales of capital assets	0	2,432
Gross purchases of securities	(33,472)	(49,278)
Proceeds from sales of securities	52,540	17,714
Acquisition of Crosstown Traders, Inc., net of cash acquired	0	(256,702)
Purchase of Catherines receivables portfolio	0	(56,582)
Securitization of Catherines receivables portfolio	0	56,582
Securitization of Crosstown apparel-related receivables	0	50,000
Increase in other assets	(7,417)	(2,455)
Net cash used by investing activities	(80,873)	(306,466)

Financing activities
Proceeds from short-term borrowings	142,212	261,311
Repayments of short-term borrowings	(192,212)	(211,311)
Proceeds from long-term borrowings	0	50,000
Repayments of long-term borrowings	(11,491)	(18,480)
Payments of deferred financing costs	0	(1,371)
Excess tax benefits related to stock-based compensation	2,635	0
Proceeds from issuance of common stock	7,001	5,987
Net cash (used)/provided by financing activities	(51,855)	86,136

Increase (decrease) in cash and cash equivalents	8,106	(121,373)
Cash and cash equivalents, beginning of period	130,132	273,049
Cash and cash equivalents, end of period	$138,238	$151,676

Non-cash financing and investing activities
Equipment acquired through capital leases	$0	$3,892

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

We have prepared our condensed consolidated balance sheet as of October 28, 2006, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005, and our condensed consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 without audit. In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows. Certain prior-year amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flows have been reclassified to conform to the current-year presentation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles. These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 28, 2006 Annual Report on Form 10-K. The results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the terms “Fiscal 2007” and “Fiscal 2006” refer to our fiscal year ending February 3, 2007 and our fiscal year ended January 28, 2006, respectively. The term “Fiscal 2008” refers to our fiscal year ending February 2, 2008. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Segment Reporting

Effective with our acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) on June 2, 2005, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores, including store-related E-commerce sales, under our LANE BRYANT® (including LANE BRYANT OUTLET™), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE OUTLET™ brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs. See “Note 11. Segment Reporting” below for further information regarding our segment reporting.

Stock-based Compensation

As of October 28, 2006, we had various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 10. Stock Option and Stock Incentive Plans” and “Note 11. Employee Stock Purchase Plan” in our January 28, 2006 Annual Report on Form 10-K.

Our 2003 Non-Employee Directors Compensation Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or deferred shares of up to an aggregate total of 600,000 shares of our common stock to members of our Board of Directors that are not employed by the Company, provided that in no event may more than 50% of such shares be delivered in connection with “full-value awards.” The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees. The plan provides for a one-time restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director. The plan also provides for annual grants of options for 7,500 shares of common stock that vest in one year and annual grants of 7,500 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders. As of October 28, 2006, 191,787 shares were available for future grants under this plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) provides for the grant of options (including both incentive and non-qualified stock options), restricted stock, stock appreciation rights (“SARS”), restricted stock units, and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock plus shares remaining available under certain of our previous plans. Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards. Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards at a three-to-one ratio. The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year. As of October 28, 2006, 7,305,339 shares were available for future grants under this plan.

Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of October 28, 2006, 116,171 shares were available for future grants under this plan.

The table below summarizes stock option activity for the thirty-nine weeks ended October 28, 2006:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at January 28, 2006	3,672,108	$5.82	$1.00	-	$12.48
Granted - option price equal to market price	61,233	11.33	11.28	-	13.84
Granted - option price less than market price	31,600	1.00	1.00	-	1.00
Canceled/forfeited	(8,436)	3.38	1.00	-	6.65
Exercised	(1,252,839)	6.06	1.00	-	9.10
Outstanding at October 28, 2006	2,503,666	$5.78	$1.00	-	$13.84
Exercisable at October 28, 2006	2,282,667	$5.77	$1.00	-	$13.84

The aggregate intrinsic value of options outstanding at October 28, 2006 (aggregate market value on October 28, 2006 less aggregate exercise price) was $22,651,000.

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. As of October 28, 2006, 1,176,158 shares were available for future purchases under this plan.

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

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. Stock-based compensation cost recognized in the thirteen weeks and thirty-nine weeks ended October 28, 2006 includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial. Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards. Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation.

Adoption of SFAS No. 123R will generally result in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include mainly restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share. Total stock-based compensation recognized in our results of operations for the thirteen weeks ended October 28, 2006 and October 29, 2005 was $2,588,000 and $1,754,000, respectively. Total stock-based compensation for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $7,603,000 and $4,667,000, respectively. Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $17,284,000 as of October 28, 2006. The weighted-average period over which we expect to recognize this compensation is approximately 2.7 years.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

The following table reconciles net income and net income per share as reported for the thirteen weeks and thirty-nine weeks ended October 29, 2005 using the intrinsic value method under APB No. 25, to pro forma net income and net income per share using the fair value method under SFAS No. 123:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 29,	October 29,
(In thousands, except per share amounts)	2005	2005

Net income as reported	$10,762	$80,203
Add stock-based employee compensation using intrinsic value
method, net of income taxes	1,140	3,033
Less stock-based employee compensation using fair value method,
net of income taxes	(1,159)	(3,323)
Pro forma net income	$10,743	$79,913

Basic net income per share:
As reported	$.09	$.67
Pro forma	.09	.67
Diluted net income per share:
As reported	.09	.61
Pro forma	.09	.61

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for the thirty-nine weeks ended October 28, 2006 includes $2,635,000 of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

Note 2. Acquisition of Crosstown Traders, Inc.

On June 2, 2005, we acquired 100% of the outstanding stock of Crosstown Traders, a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co. We accounted for the acquisition under the purchase method of accounting, and included the results of operations of Crosstown Traders in our results of operations from the date of acquisition. Prior-period results have not been restated for the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. During the thirty-nine weeks ended October 28, 2006, we increased the fair value of liabilities assumed by $1,100,000 for customer refunds related to the pre-acquisition period. In accordance with the provisions of SFAS No. 141, “Business Combinations,” we recognized certain acquired intangible assets, primarily trademarks, tradenames, internet domain names, and customer relationships, separately from goodwill. The fair values of acquired intangible assets, property, and equipment were based on an independent appraisal. Other assets acquired and liabilities assumed were recorded at their estimated fair values.

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

Liabilities recorded in connection with the integration plan (which we recorded as adjustments to goodwill and deferred income taxes), adjustments, payments, or settlements of these liabilities for the thirty-nine weeks ended October 28, 2006, and the remaining accrual as of October 28, 2006 were as follows:

		Thirty-nine Weeks Ended
	Balance at	October 28, 2006		Balance at
	January 28,		Payments/	October 28,
(In thousands)	2006	Adjustments	Settlements	2006

Severance and related costs	$4,380	$(982)	$(2,898)	$500
Lease termination and related costs	2,180	564	(787)	1,957
Unfavorable contract costs	900	(900)		0
Other costs	1,154	(62)	(666)	426
Total	$8,614	$(1,380)	$(4,351)	$2,883

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

During the thirty-nine weeks ended October 28, 2006, we finalized the lease termination and related costs and entered into a sublease agreement for the manufacturing facility for a term ending in December 2009, which represents a portion of the remaining lease term. Additionally, severance and related costs were adjusted for employees voluntarily leaving the Company and opting to forego their severance. As a result of our decision to utilize the remaining term of the acquired unfavorable contract, the unfavorable contract costs accrual was reduced. Accordingly, we have adjusted the severance and related costs, lease termination and related costs, unfavorable contract costs, and other costs accruals; deferred income taxes; and goodwill.

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

Unaudited pro forma results of operations:

Thirty-nine
Weeks Ended
October 29,
(In thousands, except per share amounts)	2005

Net sales	$2,105,120
Net income	77,150

Net income per share:
Basic	$.65
Diluted	.59

Note 3. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog, acquired on June 2, 2005 as part of our acquisition of Crosstown Traders. Details of our accounts receivable are as follows:

	October 28,	January 28,
(In thousands)	2006	2006

Due from customers	$3,285	$45,191
Allowance for doubtful accounts	(1,265)	(6,588)
Net accounts receivable	$2,020	$38,603

Note 4. Trademarks and Other Intangible Assets

	October 28,	January 28,
(In thousands)	2006	2006

Trademarks, tradenames, and internet domain names	$240,300	$238,800
Customer lists, customer relationships, and covenant not to compete	16,400	16,400
Total at cost	256,700	255,200
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	7,941	5,126
Net trademarks and other intangible assets	$248,759	$250,074

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Short-term Borrowings and Long-term Debt

	October 28,	January 28,
(In thousands)	2006	2006

Short-term borrowings
Revolving credit facility	$0	$50,000

Long-term debt
4.75% Senior Convertible Notes, due June 2012	$150,000	$150,000
Capital lease obligations	15,395	24,825
6.07% mortgage note, due October 2014	11,843	12,261
6.53% mortgage note, due November 2012	8,400	9,450
7.77% mortgage note, due December 2011	8,639	9,050
Other long-term debt	976	1,158
Total long-term debt	195,253	206,744
Less current portion	11,600	14,765
Long-term debt	$183,653	$191,979

Note 6. Stockholders’ Equity

Thirty-nine
Weeks Ended
October 28,
(Dollars in thousands)	2006

Total stockholders’ equity, beginning of period	$814,348
Net income	83,981
Issuance of common stock (1,498,057 shares)	7,001
Stock-based compensation expense	7,603
Excess tax benefits related to stock-based compensation	2,635
Unrealized gains on available-for-sale securities, net of tax	4
Total stockholders’ equity, end of period	$915,572

Note 7. Customer Loyalty Card Programs

We offer our customers various loyalty card programs. Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. We recognize costs in connection with administering these programs as cost of goods sold when incurred. During the thirteen weeks ended October 28, 2006 and October 29, 2005, we recognized revenues of $4,871,000 and $3,878,000, respectively, in connection with our loyalty card programs. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, we recognized revenues of $14,042,000 and $11,309,000, respectively, in connection with our loyalty card programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Net Income Per Share

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In thousands, except per share amounts)	2006	2005	2006	2005

Basic weighted average common shares
outstanding	122,586	120,102	122,174	119,513
Dilutive effect of assumed conversion of
convertible notes	15,182	15,182	15,182	15,182
Dilutive effect of stock options and awards	2,164	2,268	2,215	1,939
Diluted weighted average common shares and
equivalents outstanding	139,932	137,552	139,571	136,634

Net income	$19,357	$10,762	$83,981	$80,203
Decrease in interest expense from assumed
conversion of notes, net of income taxes	1,128	1,128	3,385	3,385
Net income used to determine diluted net income
per share	$20,485	$11,890	$87,366	$83,588

Options with weighted average exercise price
greater than market price, excluded from
computation of net income per share:
Number of shares	1	0	1	0
Weighted average exercise price per share	$13.84	$0.00	$13.84	$0.00

Note 9. Income Taxes

The effective income tax rate was 35.7% for the thirty-nine weeks ended October 28, 2006, as compared to 36.9% for the thirty-nine weeks ended October 29, 2005. The tax rate for the thirty-nine weeks ended October 28, 2006 was favorably affected by non-taxable insurance proceeds which were included in pre-tax income for the period and by adjustments related to the final reconciliation of our Federal tax return for Fiscal 2006. The tax rate for the thirty-nine weeks ended October 28, 2006 was also unfavorably affected by an additional provision for state income taxes. The tax rate for the thirty-nine weeks ended October 29, 2005 was unfavorably affected by $1,390,000 of taxes, net of foreign tax credits, on the planned repatriation of profits from international operations on which incremental United States income taxes had not been previously accrued. The American Jobs Creation Act of 2004 permitted the repatriation of profits from international operations at a favorable tax rate for a one-year period. The tax rate for the thirty-nine weeks ended October 29, 2005 was also favorably affected by charitable contributions of inventories to hurricane relief efforts.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Asset Securitization (Continued)

In March 2005, Spirit of America National Bank purchased the CATHERINES credit card portfolio. Prior to purchasing the portfolio, we had a non-recourse agreement, scheduled to expire in March 2005, under which a third party provided a proprietary credit card sales accounts receivable funding facility for the CATHERINES proprietary credit cards. The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a gain during the thirty-nine weeks ended October 29, 2005 of approximately $2,000,000, which is included in selling, general, and administrative expenses.

Note 11. Segment Reporting

Effective with the acquisition of Crosstown Traders on June 2, 2005, we operate and report in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT (including LANE BRYANT OUTLET), FASHION BUG, CATHERINES PLUS SIZES, and PETITE SOPHISTICATE OUTLET brands. The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs.

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our January 28, 2006 Annual Report on Form 10-K. Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs. Beginning in Fiscal 2007, we discontinued the allocation of certain corporate costs, such as shared service costs, information systems support costs, and insurance costs to our Retail Stores segment (historically, we have not allocated such costs to our Direct-to-Consumer segment). Accordingly, the comparative selected financial information by reportable segment shown below has been adjusted to exclude these costs from the Retail Stores segment. For the Retail Stores segment, operating costs consist primarily of store selling and occupancy costs. For our Direct-to-Consumer segment, operating costs consist primarily of catalog development, production, and circulation costs, E-commerce advertising costs, and order processing costs. Other costs that are currently allocated to the segments include warehousing costs.

Corporate and Other includes unallocated general and administrative costs, shared service center costs, information systems support costs, corporate depreciation and amortization, corporate occupancy costs, the results of our proprietary credit card operations, and other non-routine charges. Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and taxes.

Operating segment assets are those directly used in, or allocable to, that segment’s operations. For the Retail Stores segment, operating assets consist primarily of inventories; the net book value of store facilities; and goodwill and intangible assets. For the Direct-to-Consumer segment, operating assets consist primarily of trade receivables; inventories; deferred advertising costs; the net book value of catalog operating facilities; and goodwill and intangible assets. Corporate and Other assets include corporate cash and cash equivalents, the net book value of corporate facilities, deferred income taxes, and other corporate long-lived assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting (Continued)

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores(1)	Consumer(2)	and Other	Consolidated

Thirteen weeks ended October 28, 2006
Net sales	$615,321	$79,826	$131	$695,278
Depreciation and amortization	10,216	718	10,368	21,302
Income before interest and taxes	58,974	(2,138)	(23,737)	33,099
Interest expense			(3,540)	(3,540)
Income tax provision			(10,202)	(10,202)
Net income	58,974	(2,138)	(37,479)	19,357
Capital expenditures	25,953	2,033	9,567	37,553

Thirty-nine weeks ended October 28, 2006
Net sales	$1,912,533	$279,579	$1,441	$2,193,553
Depreciation and amortization	36,693	2,018	27,720	66,431
Income before interest and taxes	174,447	1,258	(33,622)	142,083
Interest expense			(11,475)	(11,475)
Income tax provision			(46,627)	(46,627)
Net income	174,447	1,258	(91,724)	83,981
Capital expenditures	64,064	5,023	23,437	92,524

Thirteen weeks ended October 29, 2005
Net sales	$569,150	$93,613	$914	$663,677
Depreciation and amortization	10,598	440	10,349	21,387
Income before interest and taxes	43,340	839	(21,829)	22,350
Interest expense			(4,797)	(4,797)
Income tax provision			(6,791)	(6,791)
Net income	43,340	839	(33,417)	10,762
Capital expenditures	23,398	1,048	6,338	30,784

Thirty-nine weeks ended October 29, 2005
Net sales	$1,811,230	$143,052	$1,823	$1,956,105
Depreciation and amortization	30,880	717	28,772	60,369
Income before interest and taxes	172,059	245	(31,667)	140,637
Interest expense			(13,434)	(13,434)
Income tax provision			(47,000)	(47,000)
Net income	172,059	245	(92,101)	80,203
Capital expenditures	51,249	1,345	15,583	68,177
____________________
(1) Includes 76 LANE BRYANT OUTLET stores opened in July 2006 and 44 PETITE SOPHISTICATE OUTLET stores opened in September 2006 (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” below).

(2) From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.

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

In September 2006, the FASB ratified the consensus of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.” EITF Issue No. 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and an employee. EITF Issue No. 06-4 requires employers to recognize a liability for future benefits payable to the employee under such agreements. The effect of applying the provisions of Issue No. 06-4 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods. The provisions of EITF Issue No. 06-4 will be effective for fiscal years beginning after December 15, 2007, with earlier application permitted. We are currently analyzing the impact of adoption of EITF Issue No. 06-4, and have not yet determined the impact, if any, of adoption on our consolidated financial position or results of operations.

In September 2006, the FASB ratified the consensus of EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4.” EITF Issue No. 06-5 addresses the determination of the amount that could be realized under a life insurance contract in accordance with Technical Bulletin 85-4. EITF Issue No. 06-5 requires a policyholder to consider any additional amounts included in the contractual terms of the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. The provisions of EITF Issue No. 06-5 will be effective for fiscal years beginning after December 15, 2006. The effect of applying the provisions of Issue No. 06-5 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods. We are currently analyzing the impact of adoption of EITF Issue No. 06-5, and have not yet determined the impact, if any, of adoption on our consolidated financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under SAB 108, companies should take into account the effect of a misstatement on both the current year balance sheet and the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB 99, “Financial Statements - Materiality” should be applied to determine whether the misstatement is material. The provisions of SAB 108 are effective for annual financial statements for fiscal years ending after November 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. As used in this management’s discussion and analysis, the terms “Fiscal 2007” and “Fiscal 2006” refer to our fiscal year ending February 3, 2007 and our fiscal year ended January 28, 2006, respectively. The terms “Fiscal 2007 Third Quarter” and “Fiscal 2006 Third Quarter” refer to the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. The terms “Fiscal 2007 Second Quarter” and “Fiscal 2007 Fourth Quarter” refer to the thirteen weeks ended July 29, 2006 and the fourteen weeks ending February 3, 2007, respectively. The term “Fiscal 2008” refers to our fiscal year ending February 2, 2008. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

•
We may be unable to hire and retain a sufficient number of suitable sales associates at our stores. In addition, we are subject to the Fair Labor Standards Act and various state and Federal laws and regulations governing such matters as minimum wages, exempt status classification, overtime, and employee benefits. Changes in Federal or state laws or regulations regarding minimum wages or other employee benefits could cause us to incur additional wage and benefit costs, which could adversely affect our results of operations.

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

Adoption of SFAS No. 123R will generally result in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include primarily restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share.

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for the thirty-nine weeks ended October 28, 2006 includes $2.6 million of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

See “Item 1. Financial Statements (Unaudited); Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Stock-based Compensation” above for further information on our stock-based compensation expense for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and for pro forma disclosures for the comparable prior-year periods. See “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Summary of Significant Accounting Policies; Common Stock Plans” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 for further information on the estimates and assumptions we used to determine stock-based compensation expense for our pro forma disclosures in accordance with SFAS No. 123. Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $17.3 million as of October 28, 2006. The weighted-average period over which we expect to recognize this compensation is approximately 2.7 years.

RECENT DEVELOPMENTS

In December 2005, we announced plans to enter the outlet channel through the assumption of outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLET. A majority of these locations had been operated as side-by-side locations selling more than one brand. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE® name. During the Fiscal 2007 Second Quarter, we opened 73 LANE BRYANT OUTLET stores in locations that we assumed from Retail Brand Alliance and converted 3 existing LANE BRYANT stores to LANE BRYANT OUTLET stores. During the Fiscal 2007 Third Quarter, we opened 4 additional LANE BRYANT OUTLET stores, including 3 stores in locations that we assumed from Retail Brand Alliance. During the Fiscal 2007 Third Quarter, we also opened 44 PETITE SOPHISTICATE OUTLET stores that are operating with a LANE BRYANT OUTLET store in side-by-side locations assumed from Retail Brand Alliance. We opened 2 additional LANE BRYANT OUTLET stores and 1 additional PETITE SOPHISTICATE OUTLET store during the Fiscal 2007 Fourth Quarter.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Thirty-nine Weeks Ended(1)		Change
	October 28,	October 29,	From Prior	October 28,	October 29,	From Prior
	2006	2005	Period	2006	2005(2)	Period

Net sales	100.0%	100.0%	4.8%	100.0%	100.0%	12.1%
Cost of goods sold, buying, catalog,
and occupancy expenses	68.8	69.6	3.6	68.8	68.1	13.4
Selling, general, and administrative
expenses	26.8	27.3	2.6	25.0	25.0	12.0
Income from operations	4.5	3.1	50.6	6.2	6.9	0.2
Other income	0.3	0.3	18.2	0.3	0.3	21.6
Interest expense	0.5	0.7	(26.2)	0.5	0.7	(14.6)
Income tax provision	1.5	1.0	50.2	2.1	2.4	(0.8)
Net income	2.8	1.6	79.9	3.8	4.1	4.7
____________________
(1) Results may not add due to rounding.
(2) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(In millions)	2006	2005	2006	2005

FASHION BUG	$240.7	$241.0	$789.2	$790.4
LANE BRYANT(1)	287.0	247.3	845.2	757.6
CATHERINES	85.7	80.9	276.2	263.2
Other retail stores(2)	1.9	0.0	1.9	0.0
Total Retail Stores segment sales	615.3	569.2	1,912.5	1,811.2
Total Direct-to-Consumer segment sales(3)	79.8	93.6	279.6	143.1
Corporate and other(4)	0.2	0.9	1.5	1.8
Total net sales	$695.3	$663.7	$2,193.6	$1,956.1
____________________
(1) Includes LANE BRYANT OUTLET stores (see “RECENT DEVELOPMENTS” above).
(2) Includes PETITE SOPHISTICATE OUTLET stores (see “RECENT DEVELOPMENTS” above).
(3) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.
(4) Revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	1%	3%	1%	2%
FASHION BUG	0	1	(1)	0
LANE BRYANT	0	4	2	2
CATHERINES	4	9	4	8

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
FASHION BUG	1	1	1	1
LANE BRYANT(3)	9	3	5	3
CATHERINES	1	1	1	1
Other retail stores(4)	0	—	0	—

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(1)	(1)	(1)	(1)
LANE BRYANT	(3)	(1)	(2)	(1)
CATHERINES	(0)	(1)	(1)	(1)

Increase in Retail Stores segment sales	8	5	6	4

Direct-to-Consumer segment
Increase (decrease) in Direct-to-Consumer
segment sales	(15)	—	— (5)	—

Increase in consolidated total net sales	5	22	12	12
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

(2) Includes incremental Retail Stores segment E-commerce sales.
(3) Includes LANE BRYANT OUTLET stores (see “RECENT DEVELOPMENTS” above).
(4) Includes PETITE SOPHISTICATE OUTLET stores (see “RECENT DEVELOPMENTS” above).
(5) Comparison is not meaningful, as prior-year period includes sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005 (approximately 21 weeks).

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2007 and planned store activity for all of Fiscal 2007:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(2)	Total

Fiscal 2007 Year-to-Date(1):
Stores at January 28, 2006	1,025	748		463	0	2,236

Stores opened	9	121	(3)	7	44	181
Stores closed	(13)	(14)		(4)	(0)	(31)
Net change in stores	(4)	107		3	44	150

Stores at October 28, 2006	1,021	855		466	44	2,386

Stores relocated during period	23	20		7	0	50

Fiscal 2007:
Planned store openings	10	134	(4)	8	45	197
Planned store closings	26	16		6	0	48
Planned store relocations	27	35		10	0	72
____________________
(1) Excludes 2 Crosstown Traders outlet stores.
(2) Includes PETITE SOPHISTICATE OUTLET stores.
(3) Includes 80 LANE BRYANT OUTLET stores (see “RECENT DEVELOPMENTS” above).
(4) Includes 83 LANE BRYANT OUTLET stores (see “RECENT DEVELOPMENTS” above).

Comparison of Thirteen Weeks Ended October 28, 2006 and October 29, 2005

Net Sales

The increase in consolidated net sales in the Fiscal 2007 Third Quarter as compared to the Fiscal 2006 Third Quarter was a result of an increase in net sales from our Retail Stores segment, partially offset by a decrease in net sales from our Direct-to-Consumer segment. The increase in the Retail Stores segment’s net sales was primarily a result of sales from new LANE BRYANT, LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET stores opened during Fiscal 2007, an increase in comparable retail store sales at our CATHERINES brand, and increases in E-commerce sales at all of our Retail Stores brands. The increase in the Retail Stores segment’s net sales met our plan for a low single-digit comparable store sales increase for the quarter. The decrease in net sales from our Direct-to-Consumer segment was primarily a result of our decision to decrease circulation for prospecting in order to control costs as a result of reduced prospecting response rates. We operated 2,386 stores in our Retail Stores segment as of October 28, 2006, as compared to 2,246 stores as of October 29, 2005. Additionally, Crosstown Traders operated two outlet stores as of October 28, 2006 as compared to three outlet stores as of October 29, 2005. The Crosstown Traders outlet stores are included in our Direct-to-Consumer segment.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores and an increase in E-commerce sales. LANE BRYANT experienced an increase in the number of transactions per store, which was partially offset by a decrease in the average dollar sale per transaction in the current-year quarter as compared to the prior-year quarter. The decrease in the average dollar sale per transaction was a result of reduced sales of denim products in response to changing fashion trends. Traffic levels decreased as compared to the prior-year quarter.

Total net sales for the FASHION BUG brand were flat as compared to the prior-year quarter. A decrease in retail store sales as a result of store closures was partially offset by an increase in store-related E-commerce sales. Store traffic levels were consistent with the prior-year quarter, while the average dollar sale per transaction decreased slightly as compared to the prior-year quarter.

Total net sales for the CATHERINES brand increased as a result of increases in comparable retail store sales and store-related E-commerce sales. Traffic levels increased as compared to the prior-year quarter, while the average dollar sale per transaction decreased slightly as compared to the prior-year quarter.

Total net sales for the Direct-to-Consumer segment decreased as compared to the prior-year quarter as a result of our decision to decrease circulation for prospecting in order to control costs and as a result of reduced response rates from mailings to our core customer list. The average order value for the current-year quarter was above plan, while actual circulation and customer response rates were below plan.

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During the Fiscal 2007 Third Quarter and Fiscal 2006 Third Quarter, we recognized revenues of $4.9 million and $3.9 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The decrease in consolidated cost of goods sold, buying, and occupancy expenses as a percentage of consolidated net sales from the Fiscal 2006 Third Quarter to the Fiscal 2007 Third Quarter was primarily as a result of improved merchandise margins for our Retail Stores segment. Consolidated cost of goods sold decreased 1.5% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses increased 0.7% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.8% lower in the Fiscal 2007 Third Quarter as compared to the Fiscal 2006 Third Quarter. We entered the Fiscal 2007 Third Quarter with improved inventory levels, which resulted in lower sales of marked-down carryover seasonal merchandise and an improved merchandise margin. The Fiscal 2007 Third Quarter was also the first full quarter of operations for our outlet business. Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.3% lower in the Fiscal 2007 Third Quarter as compared to the Fiscal 2006 Third Quarter.

For our Direct-to-Consumer segment, cost of goods sold, buying, and occupancy expenses as a percentage of sales were 1.0% higher in the Fiscal 2007 Third Quarter as compared to the Fiscal 2006 Third Quarter. The increase was primarily a result of the impact of reduced net sales on fixed buying and occupancy costs. Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment. The Direct-to-Consumer segment incurs lower levels of buying and occupancy costs as compared to the Retail Stores segment.

Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; shipping and handling costs associated with our Direct-to-Consumer and E-commerce businesses; and amortization of direct-response advertising costs for our Direct-to-Consumer business. Net merchandise costs and freight are capitalized as inventory costs.

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

Selling, General, and Administrative

The decrease in consolidated selling, general, and administrative expenses as a percentage of consolidated net sales was primarily a result of our continued focus on controlling operating expenses and an improvement in the contribution from our credit operations, as well as leverage on the increase in consolidated net sales. General and administrative expenses for the Fiscal 2007 Third Quarter were negatively impacted by a $0.9 million increase in stock-based compensation as compared to the prior-year period (see “CRITICAL ACCOUNTING POLICIES” above). General and administrative expenses for the Fiscal 2006 Third Quarter include a gain of $1.3 million recognized in connection with our expected share of the VISA/MasterCard antitrust settlement.

Income Tax Provision

The effective income tax rate was 34.5% for the Fiscal 2007 Third Quarter as compared to 38.7% for the Fiscal 2006 Third Quarter. The tax rate for the Fiscal 2007 Third Quarter was favorably affected primarily by adjustments related to the final reconciliation of our Federal tax return for Fiscal 2006, which customarily occurs during our third fiscal quarter. The tax rate for the Fiscal 2007 Third Quarter was also unfavorably affected by an additional provision for state income taxes. The tax rate for the Fiscal 2006 Third Quarter was unfavorably affected by $1.4 million of taxes, net of foreign tax credits, on the planned repatriation of profits from international operations (see Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Income Taxes” above) and was favorably affected by charitable contributions of inventories to hurricane relief efforts.

Comparison of Thirty-nine Weeks Ended October 28, 2006 and October 29, 2005

Net Sales

Consolidated net sales increased in the first three quarters of Fiscal 2007 as compared to the first three quarters of Fiscal 2006, primarily as a result of the inclusion of Crosstown Traders for the entire Fiscal 2007 period, as well as increased net sales from our Retail Stores segment. Consolidated net sales for the first three quarters of Fiscal 2006 include net sales from Crosstown Traders from the date of acquisition on June 2, 2005. The increase in the Retail Stores segment’s net sales was a result of sales from new LANE BRYANT, LANE BRYANT OUTLET, AND PETITE SOPHISTICATE OUTLET stores opened in Fiscal 2007, an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, and increases in E-commerce sales at all of our Retail Stores brands. The increases in the Retail Stores segment’s net sales and consolidated net sales met our plan for a low single-digit comparable store sales increase for the period.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores, an increase in comparable retail store sales, and an increase in E-commerce sales. As compared to the prior-year period, a slight decrease in the average dollar sale per transaction was offset by an increase in the number of transactions per store, while traffic levels were relatively flat.

Total net sales for the FASHION BUG brand decreased as a result of slight decreases in both comparable retail store sales and the number of open stores. The decrease in retail store sales was partially offset by an increase in store-related E-commerce sales. The number of transactions per store decreased during the current-year period while the average dollar sale per transaction increased slightly as compared to the prior-year period.

Total net sales for the CATHERINES brand increased as a result of increases in comparable retail store sales and store-related E-commerce sales. Significant increases in traffic levels and the number of transactions per store during the first three quarters of Fiscal 2007 were partially offset by a lower average dollar sale per transaction as a result of increased promotional activity as compared to the prior-year period.

Total net sales for the Direct-to-Consumer segment for the first three quarters of Fiscal 2007 were below our sales plan for the period as a result of our decision to decrease circulation for prospecting in order to control costs and as a result of reduced response rates from mailings to our core customer list. The average order value for the current-year period was above plan, while actual circulation and customer response rates were below plan.

During the first three quarters of Fiscal 2007 and Fiscal 2006, we recognized revenues of $14.0 million and $11.3 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The increase in consolidated cost of goods sold, buying, catalog, and occupancy expenses as a percentage of consolidated net sales from the first three quarters of Fiscal 2006 to the first three quarters of Fiscal 2007 was primarily a result of the inclusion of catalog costs for our Direct-to-Consumer segment for the entire Fiscal 2007 period as compared to the inclusion of catalog costs for five months for the Fiscal 2006 period as a result of the acquisition of Crosstown Traders in June 2005. The increase also resulted from reduced merchandise margins related to higher levels of promotional activity for our Retail Stores segment in the current-year period. Consolidated cost of goods sold increased 1.3% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses decreased 0.6% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.2% higher in the first three quarters of Fiscal 2007 as compared to the first three quarters of Fiscal 2006 primarily as a result of pre-opening expenses related to the LANE BRYANT OUTLET stores that began operations in July 2006. Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.2 higher in the first three quarters of Fiscal 2007 as compared to the first three quarters of Fiscal 2006. Occupancy expenses for the Retail Stores segment for the first half of Fiscal 2007 included approximately $4.5 million of pre-opening expenses related to the LANE BRYANT OUTLET stores that began operations in July 2006.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment. The Direct-to-Consumer segment incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales in the current-year period.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the first three quarters of Fiscal 2007, as a percentage of consolidated net sales, were comparable to the prior-year period, reflecting the benefit of our continued focus on controlling expenses and an improvement in the contribution from our credit operations. Selling, general, and administrative expenses for the first half of Fiscal 2007 included approximately $3.3 million of pre-opening operating expenses related to the LANE BRYANT OUTLET stores that began operations in July 2006. The current-year period was also negatively impacted by a $3.0 million increase in stock-based compensation as compared to the prior-year period (see “CRITICAL ACCOUNTING POLICIES” above), and by inclusion of the Direct-to-Consumer segment for the full Fiscal 2007 period as compared to inclusion of the Direct-to-Consumer segment for five months for the Fiscal 2006 period as a result of the acquisition of Crosstown Traders in June 2005. Consolidated selling, general, and administrative expenses for the prior-year period included a gain of $2.0 million from the purchase and subsequent securitization of our CATHERINES credit card portfolio and a gain of $1.3 million recognized in connection with our expected share of the VISA/MasterCard antitrust settlement.

Income Tax Provision

The effective income tax rate was 35.7% for the first three quarters of Fiscal 2007 as compared to 36.9% for the first three quarters of Fiscal 2006. The tax rate for the Fiscal 2007 period was favorably affected by non-taxable insurance proceeds that were included in pre-tax income for the period and by adjustments related to the final reconciliation of our Federal tax return for Fiscal 2006. The tax rate for the first three quarters of Fiscal 2007 was also unfavorably affected by an additional provision for state income taxes. The tax rate for the prior-year period was unfavorably affected by $1.4 million of taxes, net of foreign tax credits, on the planned repatriation of profits from international operations (see Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Income Taxes” above) and was favorably affected by charitable contributions of inventories to hurricane relief efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility. The following table highlights certain information related to our liquidity and capital resources:

	October 28,	January 28,
(Dollars in millions)	2006	2006

Cash and cash equivalents	$138.2	$130.1
Available-for-sale securities	3.3	20.2
Working capital	$410.4	$338.6
Current ratio	2.0	1.8
Long-term debt to equity ratio	20.1%	23.6%

Our net cash provided by operating activities increased to $140.8 million for the first three quarters of Fiscal 2007 from $99.0 million for the first three quarters of Fiscal 2006. The $41.8 million increase was primarily attributable to a $36.6 million decrease in accounts receivable, which resulted from collections on holiday-season sales of food and gifts from our FIGI’S Direct-to-Consumer catalog. Our net investment in inventories decreased $38.7 million in the first three quarters of Fiscal 2007 as compared to the first three quarters of Fiscal 2006, primarily as a result of our ability to obtain more favorable payment terms from certain vendors and our continued management of inventory levels. Higher levels of promotional activity in the current-year period also contributed to the reduced levels of inventory as compared to the prior-year period. The timing of payments of deferred, prepaid, and accrued expenses resulted in a $39.6 million decrease in cash provided by operating activities in the first three quarters of Fiscal 2007 as compared to the first three quarters of Fiscal 2006.

As a result of the adoption of SFAS No. 123R in Fiscal 2007 (see “CRITICAL ACCOUNTING POLICIES” above), we are reporting certain tax benefits related to stock-based compensation as cash provided by financing activities in Fiscal 2007 instead of as cash provided by operating activities as permitted in the prior-year period. This change in reporting classification had a $2.6 million negative impact on cash provided by operating activities for the first three quarters of Fiscal 2007, which was offset by a corresponding positive impact on cash used by financing activities.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $92.5 million during the first three quarters of Fiscal 2007. Construction allowances received from landlords for the first three quarters of Fiscal 2007 were $15.2 million. During Fiscal 2007, we accelerated our new store opening plan, primarily in our LANE BRYANT brand, which includes a new LANE BRYANT/CACIQUE side-by-side retail store concept and the opening of our new outlet store channel. We also plan to continue to build our infrastructure for the launch of new catalog offerings, as well as further expansion of our E-commerce operations.

For all of Fiscal 2007, we anticipate incurring capital expenditures of approximately $135 - $145 million before construction allowances received from landlords. We expect that a majority of these capital expenditures will support store development, including openings, relocations, and store improvements. The remainder of the expenditures will primarily be for improvements to our information technology and corporate infrastructure. We expect to finance these additional capital expenditures primarily through internally-generated funds.

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

As of October 28, 2006, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of October 28, 2006	$31.7	$100.0	$00.0	$180.0	$48.5
First scheduled principal Payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal Payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
____________________
(1) Receivables Purchase Agreement (for the Crosstown Traders catalog proprietary credit card receivables program).
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

We securitized $454.1 million of private label credit card receivables in the first three quarters of Fiscal 2007 and had $367.2 million of securitized credit card receivables outstanding as of October 28, 2006. We held certificates and retained interests in our securitizations of $65.4 million as of October 28, 2006, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of October 28, 2006, our investment in asset-backed securities included $11.0 million of QSPE certificates, an I/O strip of $15.8 million, and other retained interests of $38.6 million. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of October 28, 2006, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of October 28, 2006, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million. The agreement expires on July 28, 2010. As of October 28, 2006, we had an aggregate total of $3.2 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement). The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of October 28, 2006, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of October 28, 2006, the applicable rates under the facility were 8.25% for Prime Rate Loans and 6.32% (LIBOR plus 1%) for Eurodollar Rate Loans. There were no borrowings outstanding under the facility as of October 28, 2006.

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

The finance charges on most of our FASHION BUG and CATHERINES proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums. Prior to the Fiscal 2007 Third Quarter, the finance charges on most of our CATHERINES credit card accounts had been billed at a fixed rate of interest. With respect to our catalog proprietary credit card program, the finance charges on most of our accounts are billed at a fixed rate of interest. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate. Additionally, as of October 28, 2006, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $161.1 million of Series 2004-1certificates, and $89.5 million of Series 2002-1 being issued at fixed rates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2007, an increase of approximately $0.2 million in selling, general, and administrative expenses would result.

As of October 28, 2006, there were no borrowings outstanding under our revolving credit facility. Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

As we continue with the various integration activities of our June 2, 2005 acquisition of Crosstown Traders, Inc. (“Crosstown Traders”), including the migration of certain of the Crosstown Traders transaction-based processes to our existing financial processes and systems, we are modifying the Crosstown Traders internal control over financial reporting. Additionally, during the period covered by this report on Form 10-Q, we converted our existing retail store brand E-commerce operating platform to the Crosstown Traders platform and order management system, thereby consolidating capabilities, support, and maintenance of E-commerce onto a common system. Integration activities as a result of our acquisition of Crosstown Traders are expected to continue through our current fiscal year. Other than changes arising out of the Crosstown Traders acquisition and the conversion of our E-commerce operating platforms and systems, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As discussed in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” above, in December 2005, we announced plans to enter the outlet channel through the assumption of outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLETTM. A majority of these locations had been operated as side-by-side locations selling more than one brand. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE name. As of October 28, 2006 we have opened 80 LANE BRYANT OUTLET stores, including 76 stores in locations that we assumed from Retail Brand Alliance. We have also opened 44 PETITE SOPHISTICATE OUTLET stores that are operating with a LANE BRYANT OUTLET store in side-by-side locations assumed from Retail Brand Alliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

July 30, 2006 through
August 26, 2006	1,046	(1)	$10.32	—	—
August 27, 2006 through
September 30, 2006	—		—	—	—
October 1, 2006 through
October 28, 2006	200	(1)	14.78	—	—
Total	1,246		$11.03	—	—
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of October 28, 2006, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the thirteen weeks ended October 28, 2006. The repurchase programs have no expiration date.

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
99.1
Amendment No. 1, dated as of May 17, 2006, to Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 29, 2006 (File No. 000-07258, Exhibit 99.1).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: December 1, 2006	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: December 1, 2006	/S/ ERIC M. SPECTER
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
99.1
Amendment No. 1, dated as of May 17, 2006, to Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 29, 2006 (File No. 000-07258, Exhibit 99.1).