Form 10-Q/A
period 2006-07-29
CHARMING SHOPPES INC
filed 2007-01-16
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q/A to correct a typographical error contained in Exhibit 32 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 filed with the Securities and Exchange Commission on August 31, 2006 (the "Original Filing").  Exhibit 32 to the Original Filing contained an incorrect date for the Form 10-Q covered by the certification included in the exhibit.  Accordingly, we are re-filing the Original Filing in its entirety with an updated Exhibit Index and an updated Exhibit 32 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.  In addition, we are re-filing updated Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, so that such certifications are dated as of this Amendment No. 1.  We have not made any other changes to the Original Filing.

This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

As of the end of the period covered by this report on Form 10-Q/A (the “Evaluation Date”), our Disclosure Committee, under the supervision and with the participation of management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including our CEO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

As we continue with the integration of our June 2, 2005 acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) and the execution of our plan to migrate certain of the Crosstown Traders transaction-based processes to our existing financial processes and systems, we are modifying the Crosstown Traders internal control over financial reporting. As of January 28, 2006, we had completed the migration of the cash management activities and the conversion of payroll processing to our respective processes and systems. During the period covered by this report on Form 10-Q/A, we completed the conversion of Crosstown Traders’ general ledger, non-merchandise and other accounts payable processing, and fixed assets accounting to our general ledger and respective financial processes and systems. Additionally, we completed the conversion of the Crosstown Traders credit card program and related cardholder accounting to our credit platform, thereby consolidating the management of credit programs for our stores, e-commerce, and catalogs onto a single operating platform. Crosstown Traders integration activities are expected to continue through our current fiscal year. Other than changes arising out of the Crosstown Traders acquisition, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q/A. Where so indicated, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
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

CHARMING SHOPPES, INC.
(Registrant)

Date:January 12, 2007	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date:January 12, 2007	/S/ ERIC M. SPECTER
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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).
31.1	Certification By Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification By Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
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