Form 10-K
period 2007-02-03
CHARMING SHOPPES INC
filed 2007-04-04
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number: 000-07258

CHARMING SHOPPES, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1721355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 WINKS LANE, BENSALEM, PA 19020	(215) 245-9100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.10 per share)	The NASDAQ Stock Market LLC
Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of July 29, 2006 (the last day of the registrant’s most recently completed second fiscal quarter), based on the closing price on July 28, 2006, was approximately $1,244,546,000.

As of March 27, 2007, 123,665,511 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2007 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
2006 FORM 10-K ANNUAL REPORT

i

(Continued)

ii

PART I

Item 1. Business

GENERAL

We are a leading multi-brand, multi-channel specialty apparel retailer with a leading market share in women’s plus-size specialty apparel. Our Retail Stores segment operates retail stores and related E-commerce websites through the following distinct brands: LANE BRYANT®, FASHION BUG®, CATHERINES PLUS SIZES®, LANE BRYANT OUTLETTM and PETITE SOPHISTICATE OUTLETTM. Our Direct-to-Consumer segment operates numerous apparel, accessories, footwear, and gift catalogs and related E-commerce websites through our Crosstown Traders business, which we acquired in June 2005. During the year ended February 3, 2007 (“Fiscal 2007”), the sale of plus-size apparel represented approximately 74% of our total net sales. Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups. As of February 3, 2007, we operated 2,378 stores in 48 states.

LANE BRYANT® is a widely recognized name in plus-size fashion. Through private labels, such as VENEZIA®, CACIQUE®, and LANE BRYANT®, we offer fashionable and sophisticated apparel in plus-sizes 14 - 28, including intimate apparel, wear-to-work, and casual sportswear, as well as accessories. LANE BRYANT has a loyal customer base, generally ranging in age from 25 to 45 years old, which shops for fashionable merchandise in the moderate price range. Primarily a mall-based destination store for the plus-size woman, LANE BRYANT operates 777 stores in 46 states that average approximately 5,800 square feet. During Fiscal 2007, our LANE BRYANT website (lanebryant.com) has averaged more than 2.3 million unique visitors per month and has an established on-line community.

During Fiscal 2006, LANE BRYANT introduced and tested a new store concept, the LANE BRYANT® intimate apparel side-by-side store. The new design pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE® intimates as well as additional national brands, presented in a double store-front. As a result of a successful testing period during Fiscal 2006, many of our LANE BRYANT retail store openings and relocations for Fiscal 2007 were in the new side-by-side format. This larger footprint of approximately 7,000 square feet per combined store compares with the full-line LANE BRYANT store footprint of approximately 5,800 square feet. During Fiscal 2007, we operated 44 stores (which are included in the 777 stores operated by LANE BRYANT) in the LANE BRYANT intimate apparel side-by-side format.

In December 2005, we announced plans to enter the outlet channel through the assumption of outlet store leases from Retail Brand Alliance, and to operate those locations under the name LANE BRYANT OUTLET. A majority of these locations had been operated as side-by-side locations selling more than one brand. Subsequently, in January 2006, we acquired the trademark and internet domain rights to the PETITE SOPHISTICATE® name. During Fiscal 2007, we opened 82 LANE BRYANT OUTLET stores, including 76 stores in locations that we assumed from Retail Brand Alliance and 3 existing LANE BRYANT stores that we converted to LANE BRYANT OUTLET stores. During Fiscal 2007, we also opened 45 PETITE SOPHISTICATE OUTLET stores, the majority of which are operating with a LANE BRYANT OUTLET store in side-by-side locations assumed from Retail Brand Alliance. These combined outlet locations average approximately 9,400 square feet.

LANE BRYANT OUTLETTM is the only national chain exclusively offering women’s plus-size apparel in the outlet sales channel, with 82 outlet store locations in 32 states throughout the country. Through our private labels, VENEZIA, CACIQUE, and LANE BRYANT, as well as selected national brands, we offer fashionable and sophisticated apparel in plus-sizes 14 - 28, including intimate apparel, wear-to-work, casual sportswear, and accessories, as well as footwear and social occasion apparel. LANE BRYANT OUTLET stores average approximately 6,000 square feet.

PETITE SOPHISTICATE OUTLETTM is the only national chain exclusively offering women’s petite-size apparel in the outlet sales channel, with 45 outlet store locations in 23 states throughout the country. PETITE SOPHISTICATE OUTLET targets women 35 - 55 years old and offers traditional, updated classic, and contemporary apparel in casual and career assortments. We offer clothing tailored to women 4'11'' - 5'4'' who wear petite sizes 0 - 14. PETITE SOPHISTICATE OUTLET stores average approximately 2,700 square feet. During Fiscal 2007, we launched a marketing and informational website (petitesophisticate.com).

FASHION BUG® stores specialize in selling a wide variety of plus-size, misses, and junior apparel, accessories, intimate apparel, and footwear. FASHION BUG customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range. Our 1,009 FASHION BUG stores are located in 44 states, primarily in strip shopping centers, and average approximately 8,800 square feet. During Fiscal 2007, our FASHION BUG website (fashionbug.com) has averaged more than 800,000 unique visitors per month.

CATHERINES PLUS SIZES® is particularly known for extended sizes (over size 28) and petite plus-sizes. CATHERINES offers classic apparel and accessories for wear-to-work and casual lifestyles. CATHERINES customers generally range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value when purchasing clothes. Our 465 CATHERINES stores are located in 44 states, primarily in strip shopping centers in the Southeast, Mid-Atlantic, and Eastern Central regions of the United States, and average approximately 4,200 square feet. During Fiscal 2007, our CATHERINES website (catherines.com) has averaged more than 400,000 unique visitors per month.

CROSSTOWN TRADERS is a direct marketer of women’s apparel, footwear, accessories, and specialty gifts. Crosstown Traders markets women’s apparel through its OLD PUEBLO TRADERS®, BEDFORD FAIR LIFESTYLES®, BEDFORD FAIR SHOESTYLES®, WILLOW RIDGE®, LEW MAGRAM®, BROWNSTONE STUDIO®, REGALIA®, INTIMATE APPEAL®, MONTEREY BAY CLOTHING COMPANY®, HOME ETC®, COWARD® SHOE, and other catalog titles and related E-commerce sites, and markets food and specialty gift products through its FIGI’S® catalog and related E-commerce site. During Fiscal 2007, our Crosstown Traders websites have collectively averaged approximately 600,000 unique visitors per month. Crosstown Traders also operates two outlet stores.

Financial information by business segment for each of our last three fiscal years is included in “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 18. SEGMENT REPORTING” below.

RETAIL STORES SEGMENT

Stores

Our 2,378 retail stores (as of February 3, 2007) are primarily located in suburban areas and small towns. Approximately 74% of these stores are located in strip shopping centers, with the remainder located in community and regional malls. The majority of our FASHION BUG, CATHERINES, and outlet stores are strip-center based. Most of our LANE BRYANT stores are in malls. Over the past few years, LANE BRYANT has expanded into strip and lifestyle centers, and has demonstrated success in such locations. Approximately 38% of our LANE BRYANT stores are currently located in strip and lifestyle shopping centers.

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

Our store openings, closings, and number of locations over the past three fiscal years are as follows:

	Year Ended
	Feb. 3,		Jan. 28,	Jan. 29,
	2007		2006	2005
Store Activity (1):
Number of stores open at beginning of period	2,236		2,221	2,227
Opened during period	198	(2)	70	51
Closed during period	(56)		(55)	(57)
Number of stores open at end of period	2,378		2,236	2,221

Number of Stores Open at End of Period by Brand:
FASHION BUG	1,009		1,025	1,028
LANE BRYANT	859	(3)	748	722
CATHERINES	465		463	471
Other(4)	45		0	0
Number of stores open at end of period	2,378		2,236	2,221
____________________
(1) Does not include 2 outlet stores in Fiscal 2007 and 3 outlet stores in Fiscal 2006 operated by Crosstown Traders, Inc.
(2) Includes 82 LANE BRYANT OUTLET stores and 45 PETITE SOPHISTICATE OUTLET stores.
(3) Includes 82 LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE OUTLET stores.

We continue to seek additional locations that meet our financial and operational objectives. We plan to open approximately 95-107 stores and close approximately 40-50 stores during the year ended February 2, 2008 (“Fiscal 2008”). Planned store activity by brand for Fiscal 2008 is as follows:

	Openings	Closings	Relocations

FASHION BUG	10	18-22	20-25
LANE BRYANT	65-75(1)	15-18(2)	45-50(3)
CATHERINES	10	7-10	10-15
Other(4)	10-12	0	0
Total	95-107	40-50	75-90
____________________
(1) Includes approximately 35 LANE BRYANT intimate apparel side-by-side stores and 15 LANE BRYANT OUTLET stores.
(2) Includes 1 LANE BRYANT OUTLET store.
(3) Includes approximately 32 conversions to LANE BRYANT Intimate Apparel side-by-side stores.
(4) Includes 5 PETITE SOPHISTICATE OUTLET stores and 5-7 full-line PETITE SOPHISTICATE stores.

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

Merchandising and Buying

We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the core customer for each of our retail store brands. Separate merchandise groups for each of our brands conduct merchandise purchasing using buyers supervised by one or more merchandise managers. We believe that specialization of buyers within our brands enhances the distinctiveness of our brands and their offerings. In addition, we use domestic and international fashion market guidance, fashion advisory services, proprietary design, and in-store and E-commerce testing to determine the optimal product assortments for each of our brands. We believe that this approach results in greater success in predicting customer preferences while reducing our inventory investment and risk. We also seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit. Our merchandising and buying philosophy, coupled with enhancements in inventory management, helps facilitate the timely and orderly purchase and flow of merchandise. This enables our stores to offer fresh product assortments on a regular basis.

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

LANE BRYANT OUTLET features product developed exclusively for our outlet stores, which includes updated key items and best-sellers from our full-line LANE BRYANT brand. Selected national brands and expanded categories, such as footwear and social occasion, are also offered at LANE BRYANT OUTLET. PETITE SOPHISTICATE OUTLET offers career and casual sportswear in petite sizes 0 - 14.

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

Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales occurring during the spring and Christmas seasons. We generally build inventory levels before these peak sales periods. To maintain current and fashionable inventory, we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional. End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another. Retail Stores segment sales for the four quarters of Fiscal 2007, as a percent of annual Retail Stores segment sales, were 23.8%, 25.4%, 23.3%, and 27.5%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic. Primarily, we use targeted direct-mail advertising to preferred customers selected from a database of approximately 27.8 million proprietary credit card, third-party credit card, and cash customers who have purchased merchandise from us within the past three years. We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours to attract customers. We maintain websites for our LANE BRYANT, FASHION BUG, CATHERINES, and PETITE SOPHISTICATE brands that provide information regarding current fashions and promotions. We believe that, with the planning and guidance of our specialized home-office personnel, each brand provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

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

figure® magazine, our periodic fashion and lifestyle magazine for women, features clothing and fashions from our brands. The magazine covers topics such as: beauty; health and fitness; home, food, and entertaining; relationships; and social and community issues. The magazine also advertises our Crosstown Traders catalogs. figure magazine is available by subscription, and is also sold in all of our stores and at selected newsstands and supermarkets, including certain national booksellers. Since its inception in August 2003, the magazine has grown to a per-issue circulation of more than 440,000 copies.

Sourcing

To meet the demands of our customers, we access both the domestic wholesale and overseas markets for our retail store merchandise purchases. This allows us to maintain flexible lead times, respond quickly to current fashion trends, and quickly replenish merchandise inventory as necessary. During Fiscal 2007, we purchased merchandise from approximately 760 suppliers and factories located throughout the world. We use our overseas sourcing operations, which generally require longer lead times, primarily to purchase fashion-basic merchandise for our stores. In Fiscal 2007, our overseas sourcing operations accounted for approximately 36% of retail store merchandise purchases. Overseas sourcing by brand, as a percent of merchandise purchases, was approximately 34% for FASHION BUG, 40% for LANE BRYANT, 26% for CATHERINES, and 54% for LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET. In addition, during Fiscal 2007, we purchased a portion of LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”). Mast, a contract manufacturer and apparel importer, is a wholly-owned subsidiary of Limited Brands, Inc. (“Limited Brands”). These purchases from Mast accounted for approximately 8% of our total retail store merchandise purchases and approximately 23% of merchandise purchases for LANE BRYANT during Fiscal 2007. No other vendor accounted for more than 2% of total retail store merchandise purchases during Fiscal 2007.

We pay for a majority of our merchandise purchases outside the United States on an open account basis. We pay for the remainder of our purchases outside the United States through corporate-issued letters of credit and, to a lesser extent, through bank-issued letters of credit where we are the importer of record. To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States. Should events such as political instability or a natural disaster result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment. For our FASHION BUG, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores, we operate a distribution center in Greencastle, Indiana. Located on a 150-acre tract of land, this facility contains a building of approximately 1,000,000 square feet. We estimate that this facility has the capacity to service up to approximately 1,800 stores. For our LANE BRYANT and CATHERINES stores, we operate a distribution center in White Marsh, Maryland. Located on 29 acres of land, the White Marsh facility contains a building of approximately 393,000 square feet, which is currently designed to service up to approximately 1,600 stores.

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

Inventory and fulfillment activities for our store-related E-commerce operations are handled by a third-party warehouse facility in Indianapolis, Indiana. We utilize 150,000 square feet of space that is used for merchandise receipt, storage, picking, packing, shipping, and returns processing. A majority of the merchandise is received from our Greencastle and White Marsh distribution centers.

Our distribution and logistics operations provide adequate current capacity, and we continually evaluate our overall long-term distribution and logistics requirements for both our Retail Stores and our Direct-to-Consumer segments.

DIRECT-TO-CONSUMER SEGMENT

We established our Direct-to-Consumer segment in June 2005 with the acquisition of Crosstown Traders, Inc. Crosstown Traders operates multiple catalog titles and related websites, with the majority of revenues derived from the catalog sales of women's apparel, footwear, and accessories, of which plus-sizes are an important component. Crosstown Traders also derives revenues from the catalog sales of food and gifts, a substantial majority of which occur during the December holiday season. In addition to catalog and catalog-related E-commerce operations, Crosstown Traders operates two catalog outlet stores.

The acquisition of Crosstown Traders provides us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which includes our catalog and catalog-related E-commerce sales distribution channels. Subsequent to the acquisition, we launched additional catalog titles, including apparel, home, and footwear titles under the FASHION BUG and CATHERINES brands. We will continue to build infrastructure to prepare for the launch of the LANE BRYANT catalog in late Fiscal 2008 when the LANE BRYANT catalog trademark, currently licensed by a third party, reverts to us.

The Direct-to-Consumer segment provides an additional channel to serve our customers’ lifestyle needs with targeted marketing media and merchandise offerings in a wide range of color and size selections not generally available in our retail stores. In addition, we believe that the mail order catalogs and catalog-related E-commerce serve as a cost efficient means of building brand awareness as well as testing market acceptance of new products and new brands.

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

Our FIGI’S food and specialty gift catalog experiences a peak sales period during the December holiday season, with approximately 80% of its annual sales occurring during our fourth quarter. We generally build inventory before this peak sales period.

Marketing and Promotions

Our catalogs range in size from approximately 32 - 124 pages, with 4 - 12 editions per year depending on the seasonality and fashion content of the products offered. We may mail each edition several times each season with slight variations in format and content. We mailed approximately 235 million catalogs during Fiscal 2007, which was below our original catalog circulation plans. Our circulation strategy is focused on mailing to existing customers and acquiring new customers through targeted prospecting.

We use outside creative agencies or our own creative staff to develop the designs, layout, copy, feel, and theme of our catalogs. We have created E-commerce-enabled websites for each of our catalogs, which offer all of a particular catalog’s merchandise and more extensive offerings than any single issue of a print catalog. Customers can request catalogs and place orders not only for website merchandise, but also for merchandise from any current print catalog already mailed. The website for each catalog is prominently promoted within each catalog.

We maintain all of our catalog, internet, retail customer, and transaction data in multi-channel customer databases. This cross-channel customer database contains detailed purchasing information and certain demographic information about our customers, E-mail addresses, and the names and addresses of individuals who have requested catalogs from us. This database enables us to analyze how our customers use our various channels to shop.

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

Leveraging its experience in handling direct-to-consumer transactions, Crosstown Traders continues to refine its technology infrastructure and customer service processes to make catalog shopping as convenient as possible. We maintain toll free numbers, accessible 24 hours a day, seven days a week (except for major holidays), to accept orders and catalog requests, and to answer order and credit-account-related questions. We utilize an 850-seat call center network in multiple locations supported by integrated system platforms designed to provide uninterrupted services to our customers. Telephone calls are answered by knowledgeable call-center associates, who process customer orders, answer questions on merchandise and its availability, and identify opportunities for cross-selling additional merchandise. These customer service associates also assist customers in the selection of merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. Many order taking, order status, and other service inquiry functions can also be conducted on Crosstown’s E-commerce sites, allowing customers to browse and shop at their own pace.

Our call-center associates enter order data into an online computerized system, which systematically updates its customer database and permits us to measure customer responses to our individual merchandise and catalog mailings. Much of the sales and inventory information is available to our buying staff on a real-time basis throughout the business day. We have achieved efficiencies in order processing and fulfillment, which permit the shipment of many orders the following business day.

Sourcing

We primarily use the domestic wholesale markets for our Direct-to-Consumer merchandise purchases. During Fiscal 2007, we purchased merchandise from approximately 1,100 suppliers and factories located throughout the United States. No single vendor accounted for more than 3% of total Direct-to-Consumer merchandise purchases during Fiscal 2007. During Fiscal 2007, we began shifting a portion of the sourcing for our Direct-to-Consumer segment from domestic markets to our international sourcing network, using third-party suppliers.

Distribution and Logistics

We operate several distribution centers and an 850-seat call center network supported by integrated systems platforms for our Direct-to-Consumer segment, which handle receiving, quality control inspection, and distribution directly to our Direct-to-Consumer catalog and E-commerce customers. A 288,000 square foot leased facility in Tucson, Arizona ships approximately 2,800,000 packages per year to customers of our OLD PUEBLO TRADERS, MONTEREY BAY CLOTHING COMPANY, INTIMATE APPEAL, HOME ETC, and REGALIA catalogs. A separate 108,000 square foot leased facility in Tucson, which became fully operational in the first quarter of Fiscal 2007, ships approximately 1,200,000 packages per year and services footwear for all catalogs and catalog-related E-commerce sites. A 240,000 square foot leased facility in Wilmington, North Carolina ships approximately 2,300,000 packages per year to customers of our BEDFORD FAIR, WILLOW RIDGE, BROWNSTONE STUDIO, and LEW MAGRAM catalogs. We own 125,000 square-feet of automated distribution center space in Marshfield, Wisconsin which serves as the main distribution area for our FIGI’S catalog and ships approximately 2,000,000 packages per year. A 122,000 square-foot leased facility in Stevens Point, Wisconsin and a 46,000 square-foot owned facility in Neillsville, Wisconsin also service FIGI’S.

Our distribution and logistics operations provide adequate current capacity, and we are continually evaluating our overall long-term distribution and logistics requirements for both our Retail Stores and our Direct-to-Consumer segments.

PROPRIETARY CREDIT PROGRAMS

We seek to encourage sales through the promotion of our proprietary credit cards. We believe that our credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct-mail promotion, and encouraging incremental sales. Our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders brands each offer our customers the convenience of proprietary credit card programs.

Our FASHION BUG credit card program accounted for approximately 31% of FASHION BUG retail sales in Fiscal 2007, and has approximately 2.1 million active accounts. We control credit policies and service the FASHION BUG proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

The LANE BRYANT credit card program accounted for approximately 29% of LANE BRYANT retail sales in Fiscal 2007, and has approximately 1.3 million active accounts. During Fiscal 2007, we used a third-party bank to finance and service the LANE BRYANT credit card program. This third-party bank provides new account approval, credit authorization, billing, and account collection services. Under a non-recourse agreement with the third-party bank, we are reimbursed with respect to sales generated by the credit cards. Our agreement with the third-party bank expires in October 2007. Upon termination of the agreement, we have the right to purchase the receivables allocated to the Lane Bryant retail stores under the agreement at book value from the third party.

Our CATHERINES credit card program accounted for approximately 33% of CATHERINES retail sales in Fiscal 2007, and has approximately 0.6 million active accounts. In Fiscal 2006, we purchased the CATHERINES credit card portfolio from the third-party bank that serviced the CATHERINES program. We control credit policies and service the CATHERINES proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

We launched the PETITE SOPHISTICATE credit card during the third quarter of Fiscal 2007. This program accounted for approximately 14% of PETITE SOPHISTICATE OUTLET retail sales in Fiscal 2007, and has approximately 10 thousand active accounts. We control credit policies and service the PETITE SOPHISTICATE proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

Our Crosstown Traders credit card program accounted for approximately 38% of Crosstown Traders apparel sales in Fiscal 2007, and has approximately 0.9 million active accounts. We control credit policies and service the Crosstown Traders proprietary credit card file, and, through various agreements, we securitize and sell the credit card receivables generated by this program.

In addition to our Crosstown Traders credit card program, FIGI’S, one of Crosstown Traders’ non-apparel catalog brands, offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.

A more comprehensive description of our asset securitization process and our commitments under the third-party bank agreement for the LANE BRYANT credit card program is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Off-Balance-Sheet Arrangements” and “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 16. ASSET SECURITIZATION” below.

COMPETITION

The women's specialty retail apparel and direct-to-consumer businesses are highly competitive, with numerous competitors, including individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and Internet-based retailers. We cannot reasonably estimate the number of our competitors due to the large number of women’s apparel and direct-to-consumer retailers. The primary elements of competition common to both our Retail Stores segment and our Direct-to-Consumer segment are merchandise style, size, selection, fit, quality, display, price, attractive website/catalog layout, efficient fulfillment of website and catalog mail orders, and personalized service to our customers. For our Retail Stores segment, store location, design, advertising, and promotion are also significant elements of competition.

EMPLOYEES

As of the end of Fiscal 2007, we employed approximately 30,000 associates, which included approximately 19,000 part-time employees. In addition, we hire a number of temporary employees during the December holiday season. Approximately 80 of our employees are represented by unions whose contracts are currently due to expire in August 2009. We believe that overall our relationship with these unions, and our employees in general, is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. “FASHION BUG®”, “FASHION BUG PLUS®”, “FIGURE®”, “L.A. BLUES®”, “CATHERINES®”, “CATHERINES PLUS SIZES®”, “MAGGIE BARNES®”, “ANNA MAXWELL®”, “LIZ&ME®”, “SERENADA®”, “LANE BRYANT®”, “LANE BRYANT OUTLETTM” “VENEZIA®”, “CACIQUE®”, “PETITE SOPHISTICATE®”, “PETITE SOPHISTICATE OUTLETTM”, “OLD PUEBLO TRADERS®”, “BEDFORD FAIR LIFESTYLES®”, “BEDFORD FAIR SHOESTYLES®”, “WILLOW RIDGE®”, “LEW MAGRAM®”, “BROWNSTONE STUDIO®”, “REGALIA®”, “INTIMATE APPEAL®”, “MONTEREY BAY CLOTHING COMPANY®”, “HOME ETC®”, “COWARD®”, “FIGI’S®”, and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

We also own the following Internet domain name registrations: catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugcard.com, fashionbugplus.com, figuremag.com, lanebryant.com, petitesophisticate.com, figis.com, bedfordfair.com, brownstonestudio.com, cowardshoe.com, intimateappeal.com, lewmagram.com, willowridgecatalog.com, oldpueblotraders.com, regaliaonline.com, shoetrader.com, shopthebay.com and others of lesser importance.

EXECUTIVE OFFICES

Charming Shoppes, Inc., was incorporated in Pennsylvania in 1969. Our principal offices are located at 450 Winks Lane, Bensalem, Pennsylvania 19020. Our telephone number is (215) 245-9100.

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.charmingshoppes.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our historical filings can also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or can be accessed directly from the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) 732-0330. See “PART III; Item 10. Directors, Executive Officers, and Corporate Governance” below for additional information that is available on our Internet website.

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this annual report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition, and operating results, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-K and in our other public filings. The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

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

The women's specialty retail apparel and direct-to-consumer markets are highly competitive. Our competitors include individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and Internet-based retailers. As a result of this competition, we are required to effectively market and competitively price our products to consumers in diverse markets, and we may experience pricing pressures, increased marketing expenditures, and loss of market share, which could have a material adverse effect on our business, financial condition, and results of operations. We believe that the principal bases upon which we compete are merchandise style, size, selection, fit, quality, display, price, attractive website/catalog layout, efficient fulfillment of website and catalog mail orders, and personalized service to our customers, as well as store location, design, advertising, and promotion. Other women's apparel and direct-to-consumer companies with greater financial resources, marketing capabilities, or brand recognition may enter the plus-size business. We cannot give assurance that we will be able to compete successfully against existing or future competitors.

A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, and consumer perception of economic conditions. A general slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could adversely affect consumer spending habits and customer traffic, which could result in a reduction in our net sales. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining and improving our operating margins is dependent on our ability to successfully control our operating costs.

In order to maintain or improve our operating margins, we need to successfully manage our operating costs. Our inability to successfully manage labor costs, increases in certain costs vital to catalog operations, such as postage, paper, and acquisition of prospects, occupancy costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, would adversely affect our operating margins and our results of operations. We are subject to the Fair Labor Standards Act and various state and Federal laws and regulations governing such matters as minimum wages, exempt status classification, overtime, and employee benefits. Changes in Federal or state laws or regulations regarding minimum wages or other employee benefits could cause us to incur additional wage and benefit costs, which could adversely affect our results of operations. In addition, we may be unable to obtain adequate insurance coverage for our operations at a reasonable cost.

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

Our operating challenges and management responsibilities are increasing as we continue to grow and expand into new store formats and additional distribution channels. Successful growth will require that we continue to expand and improve our internal systems and our operations, including our distribution infrastructure.

Our business plan for our Retail Stores segment depends on our ability to open and operate new retail stores and to convert, where applicable, the formats of existing stores on a profitable basis. In addition, we will need to identify, hire, and retain a sufficient number of qualified personnel to work in our stores. During Fiscal 2007, we entered the outlet distribution channel and expanded the number of stores using a new double-store-front format.

We are also completing the integration of Crosstown Traders and our Direct-to-Consumer segment into our current operating structure. Growth in our Direct-to-Consumer segment is dependent on sufficient response rates to our catalogs and Internet websites and access to new customers, which may not occur. In addition, we plan to continue to build infrastructure in our Direct-to-Consumer segment to prepare for the launch of new catalogs, including the launch of the LANE BRYANT catalog in late Fiscal 2008 when the LANE BRYANT catalog trademark, currently licensed by a third party, reverts to us.

These objectives have created, and may continue to create, additional demands on our staff and on our operating systems. We cannot assure the successful implementation of our business plan for our Retail Stores and Direct-to-Consumer segments, or that we will achieve our objectives as quickly or as effectively as we hope.

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

We operate distribution centers in Greencastle, Indiana, and Baltimore County, Maryland, and we operate catalog fulfillment centers in Tucson, Arizona; Marshfield, Wisconsin; Stevens Point, Wisconsin; and Wilmington, North Carolina. In addition, we use third-party freight consolidators and service providers in Indianapolis, Indiana; Abingdon, Maryland; Los Angeles, California; Miami, Florida; and North Bergen, New Jersey. Most of the merchandise we purchase is shipped directly to our distribution and fulfillment centers or freight consolidators, where it is prepared for shipment to the appropriate stores or to the customer. If any of our distribution centers, fulfillment centers, or freight consolidators were to shut down or lose significant capacity for any reason, the other locations may not be able to adequately support the resulting additional distribution demands, in part because of capacity constraints and in part because each location services a particular brand or brands. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace the affected distribution center, fulfillment center, or freight consolidator.

Natural disasters, war, acts of terrorism or other armed conflict, or the threat of either on the United States or international economies may negatively impact the availability of merchandise and otherwise adversely impact our business.

In the event of a natural disaster, war, acts of terrorism or other armed conflict, or if either are threatened, our ability to obtain merchandise for sale in our stores or through our direct-to-consumer business may be negatively impacted. A significant portion of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our net sales and profit margins may be adversely affected. If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores, or our direct-to-consumer customers. In the event of a natural disaster or acts of terrorism in the United States, or the threat of either, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.

Our inability to successfully manage customer service or fulfillment for our E-commerce websites or our catalog business could adversely impact our operating results.

Successful management of our E-commerce and catalog operations is dependent on our ability to maintain efficient and uninterrupted customer service and order fulfillment. Inadequate systems capacity, a disruption or slowdown in telecommunications services, changes in technology, changes in government regulations, systems issues, security breaches, a failure to integrate order management systems, or customer privacy issues could result in reduced sales or increases in operating expenses as a result of our efforts or our inability to remedy such issues. In addition, we may not be able to hire sufficient qualified associates to support our E-commerce or catalog operations during peak periods, especially during the December holiday season. The occurrence of one or more of these events could adversely affect our E-commerce or catalog businesses.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad. Such risks include (but are not necessarily limited to):

●	political instability;
●	increased security requirements applicable to imported goods;
●	trade restrictions;
●	imposition of, or changes in, duties, quotas, taxes, and other charges on imports;
●	currency and exchange risks;
●	issues relating to compliance with domestic or international labor standards;
●	concerns over anti-dumping;
●	delays in shipping; or
●	increased costs of transportation.
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

Our sales are dependent in part on a high volume of strip shopping center and mall traffic. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on our business. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations. We cannot assure that desirable store locations will continue to be available. Acquisition of additional store locations is also dependent on our ability to successfully negotiate lease terms for such locations. In addition, the timely opening of new store locations could be adversely affected by delays in obtaining necessary permits and approvals, lack of availability of construction materials and labor, or work stoppages.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and servicemarks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and servicemarks on a worldwide basis. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and servicemarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, servicemarks, and proprietary rights of others. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. Our independent registered public accounting firm is also currently required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, or if our independent registered public accounting firm is unable to timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations.

Changes in estimates related to our property, plant, equipment, goodwill, or intangible assets could adversely affect our reported results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease all our stores, with the exception of three stores that we own. Typically, store leases have initial terms of 5 to 20 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges. In addition, we lease certain of our corporate office, distribution center, warehouse, and other administrative facilities. Additional information with respect to our real estate leases is included in “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 17. LEASES” below.

With respect to leased stores open as of February 3, 2007, the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring(1)

2007	174(2)
2008 - 2012	654
2013 - 2017	506
2018 - 2022	539
2023 - 2027	423
2028 - 2032	64
Thereafter	15
____________________
(1) Excludes 2 Crosstown Traders outlet stores.
(2) Includes 133 stores on month-to-month leases.

Additional information with respect to facilities that we own or lease is as follows:

Size in		Leased/
Sq. Feet	Location	Owned	Description

1,000,000	Greencastle, IN	Owned	FASHION BUG, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET distribution center
393,000	White Marsh, MD	Owned	LANE BRYANT and CATHERINES distribution center
288,000	Tucson, AZ	Leased	Crosstown Traders distribution center
240,000	Wilmington, NC	Leased	Crosstown Traders distribution center
213,000	Memphis, TN	Owned	Warehouse facility (currently leased to a third party)
145,000	Bensalem, PA	Owned	Corporate technology center, outlet operations, and corporate administrative offices
142,000	Bensalem, PA	Leased	Corporate headquarters and FASHION BUG home office
135,000	Columbus, OH	Leased	LANE BRYANT home office
125,000	Marshfield, WI	Owned	Crosstown Traders distribution center
122,000	Stevens Point, WI	Leased	Crosstown Traders distribution and call centers
108,000	Tucson, AZ	Leased	Crosstown Traders distribution center
71,000	Marshfield, WI	Owned	Crosstown Traders warehouse
64,000	Marshfield, WI	Owned	Crosstown Traders administrative offices and call center
63,000	Memphis, TN	Owned	CATHERINES home office
52,000	Tucson, AZ	Leased	Crosstown Traders offices
46,000	Neillsville, WI	Owned	Crosstown Traders distribution center
40,000	Marshfield, WI	Owned	Crosstown Traders warehouse
36,000	Tucson, AZ	Leased	Crosstown Traders offices
30,000	Miami Township, OH	Leased	Spirit of America National Bank (our wholly-owned credit card bank subsidiary) and credit operations
23,000	Hong Kong, PRC	Owned	International sourcing offices
17,000	New York, NY	Leased	E-commerce operations
16,000	Marshfield, WI	Owned	Crosstown Traders manufacturing facility
15,000	Tucson, AZ	Leased	Crosstown Traders offices

Item 3. Legal Proceedings

Other than ordinary routine litigation incidental to our business, there are no pending material legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject. There are no proceedings that are expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Additional Part I Information - Our Executive Officers

The following list contains certain information relative to our executive officers. There are no family relationships among any of our executive officers.

Dorrit J. Bern, 56, has served as Chairman of the Board of Directors since January 1997. She has also served as President and Chief Executive Officer since September 1995. Ms. Bern’s term as a Director expires in 2008.

Joseph M. Baron, 59, has served as Executive Vice President and Chief Operating Officer since 2002.

James G. Bloise, 63, has served as Executive Vice President - Supply Chain Management, Information Technology, and Shared Business Services since December 2005 and as Senior Vice President - Supply Chain Management from 2002 to December 2005.

Michel Bourlon, 47, has served as Executive Vice President - Sourcing since March 2004. Before that, he served as Managing Director of Eddie Bauer International (Hong Kong) Ltd., from September 1997 to February 2004.

Anthony A. DeSabato, 58, has served as Executive Vice President - Corporate and Labor Relations, and Business Ethics since July 2003. Before that, he served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

Eric M. Specter, 49, has served as Executive Vice President - Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 58, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

Gale H. Varma, 56, has served as Executive Vice President - Human Resources since July 2003. Before that, she served as Division Vice President - Human Resources and Ethics Officer for the Prudential Institutional Employee Benefits division of Prudential Financial Services, a division of Prudential Insurance Company of America, from September 1997 to April 2003.

John J. Sullivan, 60, has served as Vice President - Corporate Controller since October 1998.

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

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

1st Quarter	$15.18	$11.90	$9.03	$7.04
2nd Quarter	14.90	9.97	12.25	7.00
3rd Quarter	15.35	9.69	12.34	9.69
4th Quarter	15.57	12.30	14.07	10.86

The approximate number of holders of record of our common stock as of March 27, 2007 was 1,739. This number excludes individual stockholders holding stock under nominee security position listings.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

			Total	Maximum
			Number	Number of
			of Shares	Shares that
	Total		Purchased as	May Yet be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs(2)	or Programs(2)

October 29, 2006 through November 25, 2006	2,057	$14.80	-

November 26, 2006 through December 30, 2006	0	00.00	-

December 31, 2006 through February 3, 2007	1,344	13.12	-
Total	3,401	$14.14	-
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2(2) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of February 3, 2007, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the fourteen weeks ended February 3, 2007. The repurchase programs have no expiration date.

The following graph shows a five-year comparison of cumulative total returns on our Common Stock, the Russell 2000 Composite Index, and the Dow Jones U.S. Retailers - Apparel Index:

The above chart was plotted using the following data:

	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07
Charming Shoppes, Inc.	$100	$60	$105	$144	$225	$236
Russell 2000 Composite Index	100	138	144	154	186	208
Dow Jones U.S. Retailers - Apparel Index	100	87	116	140	160	193

Item 6. Selected Financial Data

The following table presents selected financial data for each of our five fiscal years ended as of February 1, 2003 through February 3, 2007. The selected financial data is taken from our audited financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,		Jan. 31,		Feb. 1,
(Dollars in thousands, except per share amounts)	2007(1)(2)	2006(1)(3)	2005		2004		2003

Operating Statement Data:
Net sales	$3,067,517	$2,755,725	$2,334,736		$2,288,363		$2,413,356

Cost of goods sold, buying, catalog, and
occupancy expenses	2,141,884	1,914,347	1,642,650		1,645,499		1,727,253
Selling, general, and administrative expenses	753,109	678,753	577,301		558,248		603,502
Expenses related to cost reduction plan	0	0	605	(4)	11,534	(4)	0
Restructuring charge (credit)	0	0	0		0		(4,813	)(5)
Total operating expenses	2,894,993	2,593,100	2,220,556		2,215,281		2,325,942
Income from operations	172,524	162,625	114,180		73,082		87,414
Other income	8,345	7,687	3,098		2,050		2,328
Interest expense	(14,746)	(17,911)	(15,610)		(15,609)		(20,292)
Income before income taxes, minority interest,
and cumulative effect of accounting changes	166,123	152,401	101,668		59,523		69,450
Income tax provision	57,200	53,010	37,142		21,623		27,117
Income before minority interest and cumulative
effect of accounting changes	108,923	99,391	64,526		37,900		42,333
Minority interest in net loss of consolidated subsidiary	0	0	0		142		679
Cumulative effect of accounting changes, net of tax	0	0	0		0		(49,098	)(6)
Net income (loss)	$108,923	$99,391	$64,526		$38,042		$(6,086)

Basic net income (loss) per share:
Before cumulative effect of accounting changes	$.89	$.83	$.56		$.34		$.38
Net income (loss)	.89	.83	.56		.34		(.05)
Basic weighted average common shares outstanding	122,388	119,831	116,196		112,491		113,810

Diluted net income (loss) per share:
Before cumulative effect of accounting changes	$.81	$.76	$.52		$.33		$.36
Net income (loss)	.81	.76	.52		.33		(.01)
Diluted weighted average common shares and
equivalents outstanding	139,763	137,064	133,174		128,558		130,937

(Table continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY
(Continued)

	Year Ended
(Dollars in thousands)	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 31,	Feb. 1,
	2007(1)(2)	2006(1)	2005	2004	2003
Balance Sheet Data:
Total assets	$1,710,942	$1,572,583	$1,303,771	$1,173,070	$1,139,564
Current portion - long-term debt	10,887	14,765	16,419	17,278	12,595
Long-term debt	181,124	191,979	208,645	202,819	203,045
Working capital	443,101	344,229	413,989	266,178	190,797
Stockholders’ equity	947,538	814,348	694,464	587,409	546,555

Performance Data:
Including cumulative effect of accounting changes:
Net return on average stockholders’ equity	12.4%	13.2%	10.1%	6.7%	(1.1)%
Net return on average total assets	6.6	6.9	5.2	3.3	(0.5)

Before cumulative effect of accounting changes:
Net return on average stockholders’ equity	12.4%	13.2%	10.1%	6.7%	7.6%
Net return on average total assets	6.6	6.9	5.2	3.3	3.7
____________________
(1) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition (June 2, 2005).
(2) Fiscal 2007 consisted of 53 weeks.
(3) Certain prior-year amounts have been reclassified to conform to the current-year presentation.
(4) In March 2003, we announced a cost reduction plan designed to take advantage of the centralization of corporate administrative services and to realize certain efficiencies, in order to improve profitability. Costs incurred in connection with the plan during Fiscal 2004 included $2,980,000 of workforce reduction costs, $3,691,000 of lease termination and related costs, $4,195,000 of accelerated depreciation (a non-cash charge), and $668,000 of other facility closure costs. The cost reduction plan was substantially completed during Fiscal 2004. During Fiscal 2005, we revised the estimated sublease income on our Hollywood, Florida credit facility, which was closed in connection with the plan, and recognized an additional $605,000 of lease termination costs.

(5) In January 2002, our Board of Directors approved a restructuring plan that included the closing of our THE ANSWER/ADDED DIMENSIONS chain of 77 stores; the conversion of approximately 20% of the ADDED DIMENSIONS stores to CATHERINES stores; the closing of 130 under-performing FASHION BUG stores; and the conversion of 44 FASHION BUG stores to LANE BRYANT stores. This restructuring plan resulted in a pre-tax charge of $37,708,000 in Fiscal 2002. We completed the restructuring plan by the end of Fiscal 2003, and recognized a pre-tax restructuring credit of $4,813,000, primarily as a result of favorable negotiations of lease terminations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms “Fiscal 2007,” “Fiscal 2006,” and “Fiscal 2005,” refer to our fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Fiscal 2007 consisted of 53 weeks, while Fiscal 2006 and Fiscal 2005 each consisted of 52 weeks. The term “Fiscal 2008” refers to our fiscal year which will end on February 2, 2008. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, which are discussed in more detail in “Item 1A. Risk Factors,” above:

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
●
We may be unable to successfully integrate the operations of Crosstown Traders, Inc. (“Crosstown Traders”) with the operations of Charming Shoppes, Inc. In addition, we cannot assure the successful implementation of our business plan for Crosstown Traders, including the successful launch of our LANE BRYANT catalog.

●	We cannot assure the successful implementation of our business plans for entry into the outlet store distribution channel and expansion of our CACIQUE product line through new store formats.
●	We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.
●	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

●	We depend on key personnel, particularly our Chief Executive Officer, Dorrit J. Bern, and we may not be able to retain or replace these employees or recruit additional qualified personnel.
●
We depend on our distribution and fulfillment centers and third-party freight consolidators and service providers, and could incur significantly higher costs and longer lead times associated with distributing our products to our stores and shipping our products to our E-commerce and catalog customers if operations at any of these locations were to be disrupted for any reason.

●
We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores, E-commerce, or catalog businesses would be adversely affected.

●
Natural disasters, as well as war, acts of terrorism, or other armed conflict, or the threat of either may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

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
●
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. Our independent registered public accounting firm is also currently required to attest to whether or not our assessment is fairly stated in all material respects and to separately report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, or if our independent registered public accounting firm is unable to timely attest to our assessment, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

OVERVIEW

In Fiscal 2007, our diluted earnings per share increased by 7% to $0.81 and our consolidated net sales increased by 11% to $3.068 billion from $2.756 billion in Fiscal 2006. The increase in consolidated net sales was driven by (i) the inclusion of the sales of Crosstown Traders, Inc. (“Crosstown Traders”), which we acquired on June 2, 2005, for the entire Fiscal 2007 period, (ii) sales from new LANE BRYANT, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores opened during Fiscal 2007, (iii) an increase in comparable store sales at our LANE BRYANT and CATHERINES brands, (iv) increases in store-related E-commerce sales at all of our retail store brands, and (v) an additional week of operations in Fiscal 2007. With the acquisition of Crosstown Traders, we operate in two segments: Retail Stores and Direct-to-Consumer. Our Retail Stores segment operates through our LANE BRYANT (including LANE BRYANT OUTLET), FASHION BUG, CATHERINES PLUS SIZES, and PETITE SOPHISTICATE OUTLET stores and store-related E-commerce. Our Direct-to-Consumer segment includes catalog and catalog-related E-commerce.

In our Retail Stores segment, net sales increased 7.5% during Fiscal 2007 as compared to Fiscal 2006. Sales from new stores (including outlet store sales), an increase in comparable store sales, increased E-commerce sales at all brands, and an additional week of operations in Fiscal 2007 contributed to the increase in consolidated Retail Stores segment net sales. Comparable store sales are based on equivalent 52-week and 13-week periods and are not affected by the additional week of operations in Fiscal 2007.

For Fiscal 2007, LANE BRYANT achieved a 1% increase in comparable store sales as compared to a 4% increase in Fiscal 2006. For the Fiscal 2007 fourth quarter, LANE BRYANT experienced a 3% decrease in comparable store sales, as compared to an increase of 10% in the Fiscal 2006 fourth quarter. Compared to a strong performance in the Fiscal 2006 fourth quarter, LANE BRYANT experienced decreases in both average dollar sale per transaction and traffic levels in the Fiscal 2007 fourth quarter. In addition, LANE BRYANT experienced a sharp downtrend in sales of premium denim products in response to changing fashion trends in the Fiscal 2007 fourth quarter as compared to the prior-year period. The decrease in comparable store sales was offset by new store sales (including outlet store sales), as well as an increase in E-commerce sales.

Our CATHERINES stores achieved a 4% comparable store sales increase in Fiscal 2007 as compared to a 10% increase in Fiscal 2006. For the Fiscal 2007 fourth quarter, CATHERINES achieved a 2% increase in comparable store sales, as compared to an increase of 19% for the Fiscal 2006 fourth quarter. CATHERINES’ strong performance during Fiscal 2006 continued into Fiscal 2007, with significant increases in traffic, the number of transactions per store, and E-commerce sales as compared to the prior-year period.

At FASHION BUG, comparable store sales decreased 1% in Fiscal 2007, as compared to flat comparable store sales in Fiscal 2006. FASHION BUG experienced a 1% decrease in comparable store sales in the Fiscal 2007 fourth quarter, as compared to a 1% increase in the Fiscal 2006 fourth quarter. Sales from the additional week of operations in Fiscal 2007 and an increase in E-commerce sales were partially offset by the decrease in comparable store sales and a decrease in the number of open stores.

Store-related E-commerce sales for our three brands increased from approximately 2.0% of total sales in Fiscal 2006 to approximately 3.0% of total sales in Fiscal 2007. Demand in the E-commerce channel continues to outpace the growth in our retail stores. We have dedicated, and will continue to dedicate, more of our resources to meet the growth in this channel. For Fiscal 2008, we expect our store-related E-commerce sales to increase to more than 4.0 percent of consolidated net sales, and we see opportunities to continue to expand our product offerings into additional categories, such as hard-to-find sizes. This will allow us to offer a greater variety of merchandise categories than those currently offered in our stores.

Total net sales for the Direct-to-Consumer segment were $428 million for Fiscal 2007, as compared to $299 million for Fiscal 2006 from the date of acquisition of Crosstown Traders on June 2, 2005. The Direct-to-Consumer segment performed below our sales plan for Fiscal 2007 as a result of reduced response rates from our core customers to our apparel catalog offerings. The disruption caused by the consolidation of our catalog merchandise operations into Tucson, Arizona during Fiscal 2007 had a greater-than-anticipated negative impact on Crosstown’s apparel catalog operations. As a result, we reduced our catalog prospecting and circulation levels in order to reduce advertising expenditures during the period. We expect to maintain or slightly increase our prospecting and circulation levels in Fiscal 2008.

For the fourth quarter of Fiscal 2007, total net sales for the Direct-to-Consumer segment were $148 million, as compared to total net sales of $156 million for the fourth quarter of Fiscal 2006. A significant amount of fourth quarter sales were derived from our FIGI’S catalog, which markets food and specialty gift products and does a substantial portion of its business during the December holiday season. Sales from the FIGI’S catalog for the Fiscal 2007 fourth quarter were in line with our sales plan, while sales from our apparel catalogs were below plan for the reasons discussed above.

The apparel industry is highly competitive and is continuously faced with new and existing competitors seeking areas of growth to expand their businesses. Our strategy focuses on increasing our market share in the growing plus-size women’s apparel market through our Retail Stores and Direct-to-Consumer segments. Americans continue to gain weight in all age groups, with an estimate of more than 60% of American adults being overweight (Source: American Obesity Association: Obesity in the U.S. Fact Sheet) and half of American women wearing size 14 or larger (Source: NPD Group). We offer plus-size women’s apparel through multiple channels to a broad range of age groups, with varied fashion tastes and income levels. By continuing to focus on the plus-size market, we believe that we are well-positioned to meet the demands of this growing demographic. In addition to allowing us to expand our multi-channel strategy for our retail store brands, the acquisition of Crosstown Traders provides us with the expertise and infrastructure necessary to service the LANE BRYANT catalog business when the LANE BRYANT catalog trademark reverts back to us in late Fiscal 2008.

We view the growth in our store base and direct-to-consumer channels as an opportunity for us to maintain and increase our market share. We continue to pursue ways to increase our relevance to our customer, and believe that, through offering multiple shopping channels for our customers and other factors such as our expertise in plus-size fit and our figure magazine (a leading plus-size fashion and lifestyle magazine), we continue to differentiate ourselves from our competitors.

We plan to continue the expansion of our market position in the women’s plus-size specialty apparel market. These plans include several strategic initiatives, which are described below:

•
Continued expansion of our side-by-side LANE BRYANT intimate apparel store concept, which we successfully tested during Fiscal 2006 and implemented in Fiscal 2007. This concept pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates, as well as additional national brands, presented in a double store-front. During Fiscal 2007, we operated 44 stores in the side-by-side format, including 18 stores that were relocated or remodeled. During Fiscal 2008, we plan to open approximately 60 new LANE BRYANT stores, including 35 stores in the new side-by-side format.

•
In Fiscal 2007, we entered the outlet store channel through the assumption of outlet store leases from Retail Brand Alliance and the opening of 82 LANE BRYANT OUTLET stores and 45 PETITE SOPHISTICATE OUTLET stores, many of which are operating as side-by-side stores with LANE BRYANT OUTLET stores. This channel, which we expected would incur an operating loss during Fiscal 2007, performed above-plan, was profitable during the fourth quarter, and broke even for Fiscal 2007. During Fiscal 2008, we plan to open approximately 15 new LANE BRYANT OUTLET stores (including 3 conversions from LANE BRYANT stores), 5 new PETITE SOPHISTICATE OUTLET stores, and 5-7 new full-line PETITE SOPHISTICATE stores.

•
In our Direct-to-Consumer segment, we will focus on building infrastructure to prepare for the launch of the LANE BRYANT catalog, as well as improving the performance of our core apparel group catalogs. The LANE BRYANT catalog trademark, currently licensed by a third party, will revert to us in late Fiscal 2008.

•	In addition, we are planning for continued growth in E-commerce and cross-channel selling tools, and exploring opportunities for international expansion.

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

Revenue Recognition

We recognize revenue in accordance with SEC Codification of Staff Accounting Bulletins Topic 13, “Revenue Recognition.” Our revenues from merchandise sales are net of sales discounts, returns, and allowances and exclude sales tax. We record a reserve for estimated future sales returns based on an analysis of actual returns and we defer recognition of layaway sales to the date of delivery. A change in our actual rates of sales returns and layaway sales experience would affect the level of revenue recognized.

Catalog and E-commerce revenues include shipping and handling fees billed to customers. These revenues are recognized after the following have occurred: execution of the customer’s order, authorization of the customer’s credit card has been received, and the product has been shipped to and received by the customer. We record a reserve for estimated future sales returns based on an analysis of actual returns, and defer recognition of revenue for product shipped but not yet received by the customer based on an estimate of the number of days the shipments are in-transit. A change in our actual rates of sales returns and/or the time it takes for customers to receive our products would affect the level of revenue recognized.

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

We sell gift cards to our Retail Stores segment customers through our stores, store-related websites, and through a third party. We recognize revenue from gift cards when the gift card is redeemed by the customer. Our gift cards do not currently contain expiration dates or inactivity fees. We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns. A change in the historical pattern of gift card redemptions would affect the level of revenue recognized.

Accounts Receivable

Our FIGI’S catalog offers credit to its customers using interest-free, three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday. A substantial portion of the FIGI’S catalog business is conducted during the December holiday season. We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance. Significant changes in our historical write-off or recovery experience could have a material impact on the levels of our accounts receivable valuation reserves.

Inventories

We value our merchandise inventories at the lower of cost or market, using the retail inventory method (average cost basis), for our Retail Stores and Direct-to-Consumer segment inventories. Under the retail inventory method, we adjust the valuation of inventories at cost, and the resulting gross margins, in proportion to markdowns and shrinkage on our retail inventories. Our use of the retail inventory method results in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Our estimation of markdowns involves certain management judgments and estimates which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. Our failure to properly estimate markdowns currently could result in an overstatement or understatement of inventory cost under the lower of cost or market principle.

At the end of Fiscal 2007, Fiscal 2006, and Fiscal 2005, in addition to markdowns that had been recorded in inventory, an additional $9.9 million, $8.6 million, and $9.5 million, respectively, of markdowns, representing markdowns not yet taken on aged inventory, were recorded in order to properly reflect inventory at the lower of cost or market. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 02-16 (see “Accounting for Cash Consideration Received From a Vendor” below), as of February 3, 2007, January 28, 2006, and January 29, 2005, $8.8 million, $9.3 million, and $6.5 million, respectively, of cash received from vendors was deferred into inventory to be recognized as inventory is sold.

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

We test our goodwill and our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment. We performed this annual review during the fourth quarters of Fiscal 2007, Fiscal 2006, and Fiscal 2005 and determined that there has been no impairment of these assets.

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

Asset Securitization

Asset securitization primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”). The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program. We use asset securitization to fund the credit card receivables generated by our FASHION BUG, CATHERINES, PETITE SOPHISTICATE, and CROSSTOWN TRADERS proprietary credit card programs. See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 16. ASSET SECURITIZATION” below for additional discussion of our asset securitization facility.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we record a beneficial interest, referred to as the interest-only strip (“I/O strip”), in the estimated present value of cash flows we expect to receive over the period the receivables are outstanding. In addition to the I/O strip, we recognize a servicing liability, since the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of the costs of servicing over the servicing fees we expect to receive, and is recorded at estimated fair value. We use the same discount rate and estimated life assumptions in valuing the I/O strip and the servicing liability. We amortize the I/O strip and the servicing liability on a straight-line basis over the expected life of the credit card receivables.

We use certain key valuation assumptions related to the average life of the receivables sold and anticipated credit losses, as well as an appropriate market discount rate, in determining the estimated value of the I/O strip and the servicing liability. We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests. Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could cause actual results to differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip:

(In millions)	10% Change	20% Change

Assumption:
Payment rate	$1.1	$2.1
Residual cash flows discount rate	0.1	0.1
Credit loss percentage	0.9	1.7

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

Accounting for Cash Consideration Received From a Vendor

EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses the accounting for cash consideration received from a vendor, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. In accordance with the provisions of EITF Issue 02-16, as of February 3, 2007 and January 28 2006 we deferred $8.8 million and $9.3 million, respectively, of cash received from vendors into inventory. We will recognize these amounts as a reduction of cost of goods sold as the inventory is sold. We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

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

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. We have provided pro forma disclosure of stock-based compensation determined in accordance with SFAS No. 123, as previously disclosed, for the comparable prior-year periods. Stock-based compensation cost recognized in Fiscal 2007 includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial. Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards.

Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation. We elected to calculate the initial pool of excess tax benefits related to stock-based compensation and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of paragraph 81 of SFAS No. 123R.

Adoption of SFAS No. 123R generally results in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include primarily restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic or diluted net income per share.

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. Write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes will continue to be reflected as cash flows used by operating activities. Net cash used by financing activities for Fiscal 2007 includes $5.1 million of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

See “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” below for further information on our stock-based compensation expense for Fiscal 2007 and for pro forma disclosures under SFAS No. 123 for the comparable prior-year periods. Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $16.0 million as of February 3, 2007. The weighted-average period over which we expect to recognize this compensation is approximately 2.7 years.

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

RESULTS OF OPERATIONS

Financial Summary

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

				Percentage Increase
				(Decrease)
	Percentage of Net Sales(1)(2)			From Prior Year(2)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007(3)	2006	2005	2007-2006(3)	2006-2005

Net sales	100.0%	100.0%	100.0%	11.3%	18.0%

Cost of goods sold, buying, catalog, and occupancy expenses	69.8	69.5	70.4	11.9	16.5
Selling, general, and administrative expenses	24.6	24.6	24.7	11.0	17.6
Income from operations	5.6	5.9	4.9	6.1	42.4
Other income	0.3	0.3	0.1	8.6	148.1
Interest expense	0.5	0.6	0.7	(17.7)	14.7
Income tax provision	1.9	1.9	1.6	7.9	42.7
Net income	3.6	3.6	2.8	9.6	54.0
____________________
(1) Results may not add due to rounding.
(2) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.
(3) Fiscal 2007 consisted of 53 weeks.

The following table shows our net sales by store brand:

	Year Ended		Year Ended		Year Ended
	February 3, 2007(1)		January 28, 2006		January 29, 2005
	Fiscal	Fourth	Fiscal	Fourth	Fiscal	Fourth
(In millions)	Year	Quarter	Year	Quarter	Year	Quarter

FASHION BUG	$1,058.3	$269.1	$1,049.0	$258.6	$1,043.8	$255.0
LANE BRYANT(2)	1,202.3	357.1	1,057.4	299.8	974.6	260.1
CATHERINES	367.7	91.5	346.2	83.0	312.1	70.4
Other retail stores(3)	8.1	6.2	0.0	0.0	0.0	0.0
Total Retail Stores segment sales	2,636.4	723.9	2,452.6	641.4	2,330.5	585.5
Total Direct-to-Consumer segment sales(4)	427.8	148.2	298.9	155.8	0.0	0.0
Corporate and other(5)	3.3	1.9	4.2	2.4	4.2	2.5
Total net sales	$3,067.5	$874.0	$2,755.7	$799.6	$2,334.7	$588.0
____________________
(1) Fiscal Year 2007 and Fourth Quarter 2007 consisted of 53 weeks and 14 weeks, respectively.
(2) Fiscal 2007 includes LANE BRYANT OUTLET stores.
(3) Includes PETITE SOPHISTICATE OUTLET stores.
(4) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition on June 2, 2005.
(5) Revenue related to loyalty card fees.

The following table shows additional information related to changes in our net sales:

	Year Ended		Year Ended
	February 3, 2007(1)		January 28, 2006
	Fiscal	Fourth	Fiscal	Fourth
	Year	Quarter	Year	Quarter

Retail Stores segment
Increase (decrease) in comparable store sales:(2)
Consolidated retail stores	1%	(1)%	3%	7%
FASHION BUG	(1)	(1)	0	1
LANE BRYANT	1	(3)	4	10
CATHERINES	4	2	10	19

Sales from new stores as a percentage of
consolidated prior-period net sales:(3)
FASHION BUG	1	1	1	2
LANE BRYANT(4)	6	7	3	4
CATHERINES	1	0	1	1
Other retail stores(5)	0	1	--	--

Prior-period sales from closed stores as a percentage
of consolidated prior-period net sales:
FASHION BUG	(1)	(1)	(1)	(1)
LANE BRYANT	(2)	(2)	(1)	(1)
CATHERINES	(0)	(0)	(1)	(1)

Increase in Retail Stores segment sales	7	13	5	10

Direct-to-Consumer segment
Increase (decrease) in Direct-to-Consumer segment sales	-- (6)	(5)	--	--

Increase in consolidated net sales	11%	9%	18%	36%
____________________
(1) Fiscal Year 2007 and Fourth Quarter 2007 consisted of 53 weeks and 14 weeks, respectively. Comparable store sales and changes in sales from new stores and closed stores are based on equivalent 52-week and 13-week periods. The increase in Retail Stores segment sales, increase (decrease) in Direct-to-Consumer segment sales, and increase in consolidated net sales are based on the 53-week and 14-week periods for Fiscal 2007 and the 52-week and 13-week periods for Fiscal 2006.

(2) “Comparable store sales” is not a measure that has been defined under generally accepted accounting principles. The method of calculating comparable store sales varies across the retail industry and, therefore, our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. New stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a legal square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a legal square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year. Non-store sales, such as catalog and E-commerce sales, are excluded from the calculation of comparable store sales.

(3) Includes incremental Retail Stores segment E-commerce sales.
(4) Includes LANE BRYANT OUTLET stores.
(5) Includes PETITE SOPHISTICATE OUTLET stores.
(6) Comparison is not meaningful, as prior-year period includes sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005 (approximately 34 weeks).

The following table sets forth information with respect to store activity for Fiscal 2007 and planned store activity for Fiscal 2008:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2007:(2)
Stores at January 28, 2006	1,025	748		463	0		2,236

Stores opened	10	135	(3)	8	45		198
Stores closed	(26)	(24)		(6)	(0)		(56)
Net change in stores	(16)	111		2	45		142

Stores at February 3, 2007	1,009	859		465	45		2,378

Stores relocated during period	27	24		11	0		62

Fiscal 2008
Planned store openings	10	65-75	(4)	10	10-12	(5)	95-107
Planned store closings	18-22	15-18	(6)	7-10	0		40-50
Planned store relocations	20-25	45-50	(7)	10-15	0		75-90
____________________
(1) Includes PETITE SOPHISTICATE OUTLET stores.
(2) Excludes 2 Crosstown Traders outlet stores.
(3) Includes 82 LANE BRYANT OUTLET stores.
(4) Includes approximately 35 LANE BRYANT intimate apparel side-by-side stores and 15 LANE BRYANT OUTLET stores.
(5) Includes 5 PETITE SOPHISTICATE OUTLET stores and 5-7 full-line PETITE SOPHISTICATE stores.
(6) Includes 1 LANE BRYANT OUTLET store.
(7) Includes approximately 32 conversions to LANE BRYANT intimate apparel side-by-side stores.

Comparison of Fiscal 2007 to Fiscal 2006

Net Sales

Consolidated net sales increased in Fiscal 2007 as compared to Fiscal 2006, primarily as a result of the inclusion of Crosstown Traders for the entire Fiscal 2007 period, as well as increased net sales from our Retail Stores segment and the inclusion of an additional week of operations in Fiscal 2007. Consolidated net sales for Fiscal 2006 include net sales from Crosstown Traders from the date of acquisition on June 2, 2005. The increase in consolidated Retail Stores segment net sales was a result of sales from new LANE BRYANT, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores opened in Fiscal 2007, an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, increases in E-commerce sales at all of our retail store brands, and the additional week of operations. The increases in consolidated net sales and consolidated Retail Stores segment net sales were below our plan for the period.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores (including LANE BRYANT OUTLET stores), an increase in comparable retail store sales, an increase in E-commerce sales, and inclusion of the additional week in Fiscal 2007. The increase in LANE BRYANT net sales was below our plan for the period. As compared to the prior-year period, a decrease in the average dollar sale per transaction was offset by an increase in the number of transactions per store, while traffic levels were relatively flat.

Total net sales for the FASHION BUG brand increased slightly as a result of the inclusion of an additional week in Fiscal 2007 and an increase in store-related E-commerce sales, partially offset by slight decreases in both comparable retail store sales and the number of open stores. The increase in FASHION BUG net sales was below our plan for the period. The number of transactions per store decreased during the current-year period while the average dollar sale per transaction was flat as compared to the prior-year period.

Total net sales for the CATHERINES brand increased as a result of increases in comparable retail store sales and store-related E-commerce sales and inclusion of the additional week in Fiscal 2007. CATHERINES’ strong performance during Fiscal 2006 continued into Fiscal 2007, with significant increases in traffic levels, the number of transactions per store, and E-commerce sales as compared to the prior-year period. The increase in CATHERINES net sales was above our plan for the period.

Total net sales for the Direct-to-Consumer segment for Fiscal 2007 were below our sales plan for Fiscal 2007 as a result of reduced response rates from our core customers to our apparel catalog offerings. The disruption caused by the consolidation of our catalog merchandise operations into Tucson, Arizona during Fiscal 2007 had a greater-than-anticipated negative impact on apparel catalog sales. As a result, we reduced our catalog prospecting and circulation levels in order to reduce advertising expenditures during the period. The average order value for the current-year period was above plan, while actual circulation and customer response rates were below plan. Sales from our FIGI’S food and gift catalog performed on plan for the year.

We offer various loyalty card programs to our Retail Stores segment customers. Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred. During Fiscal 2007 and Fiscal 2006, we recognized revenues of $19.1 million and $15.6 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The increase in consolidated cost of goods sold, buying, catalog, and occupancy expenses as a percentage of consolidated net sales from Fiscal 2006 to Fiscal 2007 was primarily a result of the inclusion of catalog costs for our Direct-to-Consumer segment for all of Fiscal 2007 as compared to eight months of Fiscal 2006 as a result of the acquisition of Crosstown Traders in June 2005. Consolidated cost of goods sold increased 0.7% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses decreased 0.3% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.3% lower in Fiscal 2007 as compared to Fiscal 2006. Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.1% lower in Fiscal 2007 as compared to Fiscal 2006. The Retail Stores segment experienced a modest improvement in merchandise margins while also benefiting from leverage on buying and occupancy costs from the increase in retail store net sales. Occupancy expenses for the Retail Stores segment for the first half of Fiscal 2007 included approximately $4.5 million of pre-opening expenses related to the LANE BRYANT OUTLET stores that began operations in July 2006.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment. Catalog advertising and fulfillment costs as a percentage of net sales increased significantly in Fiscal 2007 as compared to Fiscal 2006, and were the primary cause of the increase in consolidated cost of goods sold. Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales in the current-year period.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for Fiscal 2007 were flat as a percentage of consolidated net sales as compared to Fiscal 2006 , reflecting the benefit of our continued focus on controlling expenses and an improvement in the contribution from our proprietary credit card operations. Selling, general, and administrative expenses for the first half of Fiscal 2007 included approximately $3.3 million of pre-opening operating expenses related to the LANE BRYANT OUTLET stores that began operations in July 2006. The current-year period was also negatively impacted by a $3.6 million increase in stock-based compensation as compared to the prior-year period, and by inclusion of the Direct-to-Consumer segment for all of Fiscal 2007 as compared to eight months of Fiscal 2006 as a result of the acquisition of Crosstown Traders. Consolidated selling, general, and administrative expenses for the prior-year period included a gain of approximately $3.4 million from the purchase and subsequent securitization of our CATHERINES and Crosstown Traders credit card portfolios and a gain of $1.3 million recognized in connection with our expected share of the VISA/MasterCard antitrust settlement.

Interest Expense

Interest expense decreased by $3.2 million from Fiscal 2006 to Fiscal 2007 as a result of the repayment of borrowings under our revolving line of credit during Fiscal 2007. These borrowings, which were incurred in connection with the acquisition of Crosstown Traders, were fully repaid ahead of our plan.

Income Tax Provision

The effective income tax rate was 34.4% for Fiscal 2007 as compared to 34.8% for Fiscal 2006. The Fiscal 2007 tax rate was favorably affected by non-taxable insurance proceeds that were included in pre-tax income for the period and by adjustments related to the final reconciliation of our Federal tax return. The Fiscal 2007 tax rate was unfavorably affected by the reconciliation of our state tax provision to our filed state tax returns. The Fiscal 2006 tax rate was unfavorably affected by $1.5 million of taxes, net of foreign tax credits, on the planned repatriation of profits from international operations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Income Taxes” below), and was favorably affected by the reconciliation of our state tax provision to our filed state tax returns and by charitable contributions of inventories to hurricane relief efforts.

Comparison of Fiscal 2006 to Fiscal 2005

Net Sales

The increase in consolidated net sales in Fiscal 2006 as compared to Fiscal 2005 was primarily a result of sales from Crosstown Traders, Inc. (our Direct-to-Consumer segment), which we acquired on June 2, 2005, and increased sales across all brands in our Retail Stores segment. The increase in Retail Stores segment sales was primarily a result of an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, increases in E-commerce sales at all of our retail store brands, and sales from new LANE BRYANT stores. We operated 2,236 stores in our Retail Stores segment as of January 28, 2006 as compared to 2,221 stores as of January 29, 2005. Additionally, Crosstown Traders operated three outlet stores during Fiscal 2006 that are included in our Direct-to-Consumer segment.

Total net sales for the LANE BRYANT brand increased as the result of a 4% increase in comparable retail store sales, a significant increase in E-commerce sales, and sales from new retail stores. The average dollar sale per transaction increased as a result of a combination of reduced levels of promotional activity and the addition in Fiscal 2006 of products, such as premium denim, fashion knits, and intimate apparel, with higher price points. Traffic levels in LANE BRYANT retail stores were slightly higher in Fiscal 2006 as compared to Fiscal 2005.

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

Total net sales for the CATHERINES brand increased primarily as the result of a 10% increase in comparable retail store sales and to a lesser extent as the result of an increase in E-commerce sales. CATHERINES comparable retail store sales benefited from improved customer response to the brand’s merchandise offerings, which resulted in significantly increased traffic levels during Fiscal 2006. The average dollar sale per transaction was relatively flat, as reduced levels of promotional activity were offset by a slight decrease in the number of units sold per transaction as compared to Fiscal 2005.

Net sales from Crosstown Traders (from the date of acquisition on June 2, 2005) were $298.9 million, or 11% of consolidated net sales for Fiscal 2006, and met our sales objectives for the period. Actual orders, catalog circulation, and response rates were consistent with plan.

During Fiscal 2006 and Fiscal 2005, we recognized revenues of $15.6 million and $15.1 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The decrease in consolidated cost of goods sold, buying, catalog, and occupancy expenses as a percentage of consolidated net sales in Fiscal 2006 as compared to Fiscal 2005 reflected improved merchandise margins at our LANE BRYANT and CATHERINES brands and leverage on relatively fixed buying and occupancy costs. Fiscal 2006 included catalog costs from the date of our acquisition of Crosstown Traders in June 2005. Consolidated cost of goods sold increased 1.3% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses decreased 2.2% as a percentage of consolidated net sales, primarily as a result of leverage from increased net sales on relatively fixed occupancy costs and lower levels of occupancy costs associated with our Direct-to-Consumer segment.

For our Retail Stores segment, cost of goods sold as a percentage of segment net sales was 1.4% lower in Fiscal 2006 as compared to Fiscal 2005, reflecting improved customer acceptance of our merchandise offerings and lower levels of promotional activity in Fiscal 2006. In addition, cost of goods sold for the Retail Stores segment for Fiscal 2006 included a net gain of $1.8 million from settlements of hurricane-related insurance claims for damaged inventory. Buying and occupancy expenses for the Retail Stores segment, as a percentage of segment net sales, were 0.6% lower in Fiscal 2006 as compared to Fiscal 2005.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations. Therefore, cost of goods sold for the Direct-to-Consumer segment is generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment, resulting in the increase in consolidated cost of goods sold as a percentage of consolidated net sales. Conversely, the Direct-to-Consumer segment, which operated only three outlet stores in Fiscal 2006, incurs relatively lower levels of occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales.

Cost of goods sold includes merchandise costs net of discounts and allowances; freight; inventory shrinkage; shipping and handling costs associated with our E-commerce business; and, in Fiscal 2006, shipping and handling costs and amortization of direct-response advertising costs for our Direct-to-Consumer businesses from the date of acquisition of Crosstown Traders. Net merchandise costs and freight are capitalized as inventory costs.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for Fiscal 2006 were affected by higher expenses related to incentive-based employee compensation and employee benefit programs, additional investments in marketing programs, and the inclusion of Crosstown Traders in Fiscal 2006 (from the date of acquisition on June 2, 2005), which were offset by improvements in selling expenses. Selling expenses for Fiscal 2006 were 2.2% lower as a percentage of sales as compared to Fiscal 2005, while general and administrative expenses were 2.1% higher as a percentage of net sales.

Selling expenses were positively affected by leverage on the increase in consolidated net sales and improved performance of our proprietary credit card operations, which benefited from the acquisition of the CATHERINES and Crosstown Traders credit card portfolios in Fiscal 2006, as well as favorable experience in credit losses during Fiscal 2006. Selling expenses for Fiscal 2006 included a gain of approximately $3.4 million from the purchase and subsequent securitization of our CATHERINES and Crosstown Traders credit card portfolios.

The increase in general and administrative expenses as a percentage of net sales primarily reflected relatively higher levels of general and administrative expenses in the Direct-to-Consumer segment. General and administrative expenses for Fiscal 2006 also included a gain of $1.3 million recognized in connection with the VISA/MasterCard antitrust settlement.

General and administrative expenses for Fiscal 2005 were affected by costs related to the purchase of life insurance policies for certain executives. We purchased these policies to replace split-dollar life insurance policies that were terminated as a result of the Sarbanes-Oxley Act of 2002, which prohibits loans to executive officers. As a result of terminating the split-dollar program, we received the cash surrender value of the policies. In return, we agreed to fund the premiums for replacement life insurance policies through bonuses to the affected executive officers, payable in five equal annual amounts on a grossed-up basis to account for taxes on the bonuses incurred by the affected executive officers.

Other Income

The increase in other income was primarily a result of a $3.7 million increase in interest income.

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

Comparison of Fourth Quarter 2007 to Fourth Quarter 2006

Net Sales

Consolidated net sales increased in the Fiscal 2007 fourth quarter as compared to the Fiscal 2006 fourth quarter, primarily as a result of an increase in net sales from our Retail Stores segment and the inclusion of an extra week in the Fiscal 2007 fourth quarter, partially offset by a decrease in net sales from our Direct-to-Consumer segment. The increase in consolidated Retail Stores segment net sales was a result of sales from new LANE BRYANT, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores opened in Fiscal 2007, an increase in comparable retail store sales at our CATHERINES brand, and increases in E-commerce sales at all of our retail store brands. The increases in consolidated net sales and consolidated Retail Stores segment net sales were below our plan for the period.

Total net sales for the LANE BRYANT brand increased primarily as a result of sales from new stores (including LANE BRYANT OUTLET stores), an increase in E-commerce sales, and inclusion of the additional week in the Fiscal 2007 fourth quarter, partially offset by a decrease in comparable store sales. Compared to a strong performance in the Fiscal 2006 fourth quarter, LANE BRYANT experienced decreases in both the average dollar sale per transaction and traffic levels in the Fiscal 2007 fourth quarter. LANE BRYANT experienced a sharp downtrend in sales of premium denim products in response to changing fashion trends in the Fiscal 2007 fourth quarter as compared to the Fiscal 2006 fourth quarter. The increase in LANE BRYANT net sales was below our plan for the period.

Total net sales for the FASHION BUG brand increased as a result of inclusion of the additional week in Fiscal 2007 and an increase in store-related E-commerce sales, partially offset by a decrease in retail store sales as a result of store closures and a slight decrease in comparable store sales. The increase in FASHION BUG net sales was below our plan for the period. Store traffic levels and the average dollar sale per transaction decreased slightly as compared to the prior-year quarter.

Total net sales for the CATHERINES brand increased as a result of increases in comparable retail store sales and store-related E-commerce sales and the inclusion of an additional week in Fiscal 2007. The increase in CATHERINES net sales was in line with our plan for a low-single-digit increase for the period. Traffic levels decreased slightly as compared to the prior-year quarter, while the average dollar sale per transaction increased as compared to the prior-year quarter.

Total net sales for the Direct-to-Consumer segment decreased as compared to the prior-year quarter as a result of reduced response rates from our core customers to our apparel catalog offerings, as discussed in the full-year comparison above. A significant amount of fourth quarter sales were derived from our FIGI’S catalog, which markets food and specialty gift products and does a substantial portion of its business during the December holiday season. Sales from the FIGI’S catalog were $81.2 million in the Fiscal 2007 fourth quarter, as compared to $82.1 million in the Fiscal 2006 fourth quarter. Sales from the FIGI’S catalog for the Fiscal 2007 fourth quarter were in line with our sales plan, while sales from our apparel catalogs were below our sales plan for the reasons discussed in the full-year comparison above.

During the Fiscal 2007 fourth quarter and Fiscal 2006 fourth quarter, we recognized revenues of $5.1 million and $4.3 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The decrease in consolidated cost of goods sold, buying, catalog, and occupancy expenses as a percentage of consolidated net sales from the Fiscal 2006 fourth quarter to the Fiscal 2007 fourth quarter was primarily as a result of improved merchandise margins for our Retail Stores segment. Consolidated cost of goods sold decreased 1.0% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses were flat as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales decreased 1.8% in the Fiscal 2007 fourth quarter as compared to the Fiscal 2006 fourth quarter. The decrease resulted from a combination of higher merchandise margins in all of our brands despite below-plan sales, and lower buying and occupancy expenses as a percentage of sales as a result of leverage from the increase in net sales. The Fiscal 2007 fourth quarter also included the results of operations of our outlet business, which was profitable during the quarter. Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.9% lower in the Fiscal 2007 fourth quarter as compared to the Fiscal 2006 fourth quarter.

For our Direct-to-Consumer segment, cost of goods sold, buying, catalog, and occupancy expenses as a percentage of sales were 1.8% higher in the Fiscal 2007 fourth quarter as compared to the Fiscal 2006 fourth quarter. The increase was primarily a result of the impact of higher catalog advertising and fulfillment costs, which were partially offset by improved merchandise margins. Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment. Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs as compared to the Retail Stores segment.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the fourth quarter of Fiscal 2007, as a percentage of consolidated net sales, increased 0.2% as compared to the fourth quarter of Fiscal 2006, primarily as a result of a lack of leverage from reduced sales in our Direct-to-Consumer segment. General and administrative expenses for the Fiscal 2007 fourth quarter were negatively impacted by a $0.6 million increase in stock-based compensation as compared to the prior-year period.

Income Tax Provision

The effective income tax rate was 29.8% for the Fiscal 2007 fourth quarter as compared to 23.9% for the Fiscal 2006 fourth quarter. The tax rates for the Fiscal 2007 and Fiscal 2006 fourth quarters were affected by the reconciliation of our state tax provision to our filed state tax returns, which we normally complete during the fourth quarter. The Fiscal 2006 fourth quarter tax rate was also favorably affected by charitable contributions of inventories to hurricane relief efforts.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility described below. The following table highlights certain information related to our liquidity and capital resources:

	Fiscal	Fiscal	Fiscal
(Dollars in thousands)	2007	2006	2005

Cash and cash equivalents	$143,838	$130,132	$273,049
Available-for-sale securities	1,997	20,150	0
Cash provided by operating activities	186,954	164,812	165,940
Working capital	443,101	344,229	413,989
Current ratio	2.1	1.8	2.4
Long-term debt to equity ratio	19.1%	23.6%	30.0%

Cash Provided by Operating Activities

As of February 3, 2007, we held $145.8 million in cash, cash equivalents, and available-for-sale securities. As is consistent with our industry, our cash balances are seasonal in nature. During Fiscal 2007, we used our cash balances to build our inventory levels in connection with new store openings (particularly in our LANE BRYANT, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores), as well as in preparation for our holiday sales. Excluding inventory purchased for our outlet business, inventories increased 10% year-over-year. On a same-store basis, inventories increased 15% as compared to the end of Fiscal 2006 as a result of increases in Spring and transitional merchandise to accommodate an earlier Easter.

In Fiscal 2007, net cash provided by operating activities was $187.0 million, as compared to $164.8 million in Fiscal 2006 and $165.9 million in Fiscal 2005. The cash provided by operating activities in Fiscal 2007 was primarily attributable to an increase in net income before depreciation and amortization, an increase in deferred rent and landlord allowances due to an increase in retail store openings, improved payment terms from certain of our vendors, and an increase in accrued expenses and other current liabilities. These factors were offset primarily by increased investments in merchandise inventories (as discussed above), an increase in deferred advertising related to our Direct-to-Consumer segment, and the timing of certain prepaid expenses, particularly prepaid income taxes.

Net cash provided by operating activities in Fiscal 2006 was primarily attributable to an increase in net income before depreciation and amortization; an increase in deferred rent and landlord allowances due to an increase in retail store openings; an increase in accrued expenses due to the increase in allowance-related accruals; and the timing of expenditures. These factors were offset primarily by increased investments in merchandise inventories, accounts receivable, and deferred advertising related to our Direct-to-Consumer segment. Our merchandise inventories increased in Fiscal 2006 in order to support the increase in sales in our Retail Stores segment and as a result of our acquisition on June 2, 2005 of Crosstown Traders. The increases in accounts receivable and deferred advertising relate to our Direct-to-Consumer segment and result from the acquisition of Crosstown Traders.

As a result of the adoption of SFAS No. 123R in Fiscal 2007 (see “CRITICAL ACCOUNTING POLICIES” above), we are reporting certain tax benefits related to stock-based compensation as cash provided by financing activities in Fiscal 2007 instead of as cash provided by operating activities as permitted in prior-year periods. This change in reporting classification had a $5.1 million negative impact on cash provided by operating activities for Fiscal 2007, which was offset by a corresponding positive impact on cash used by financing activities.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $133.2 million, $103.8 million, and $60.6 million in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively. Construction allowances received from landlords were $26.1 million, $22.6 million, and $9.3 million in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively. Total gross investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing and excluding construction allowances, were $133.2 million, $107.7 million, and $66.0 million in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively. Our capital expenditures in each year were primarily for the construction, remodeling, and fixturing of new and existing retail stores, corporate systems technology, and improvements to our corporate and brand home offices and distribution centers. Capital expenditures for Fiscal 2006 also included the relocation of our LANE BRYANT home office from a 130,000 square-foot leased facility in Reynoldsburg, Ohio to a new 135,000 square-foot leased facility in Columbus, Ohio.

During Fiscal 2006, we acquired $3.9 million of data warehousing and information technology equipment under capital leases with initial terms ranging from 36 months to 48 months and containing a bargain-purchase or fair-market-value-purchase option. Pursuant to a program to replace point-of-sale (“POS”) equipment in our stores, we acquired $3.9 million of POS equipment under capital leases in Fiscal 2005. We also acquired $1.5 million of material handling systems and related equipment and software for our White Marsh, Maryland distribution center under capital leases in Fiscal 2005. These capital leases generally have an initial lease term of 60 months and contain a bargain purchase option. During Fiscal 2005, we entered into an agreement to lease our Memphis, Tennessee distribution center facility to a third party for a three-year period. In December 2004, we refinanced certain material handling equipment at our Greencastle distribution center. The lease obligation of $5.0 million is payable over a term of 48 months at an interest rate of 6.86% and contains a bargain purchase option.

During Fiscal 2008, we plan to continue our new store opening plan, primarily for our LANE BRYANT brand, which includes new side-by-side stores and outlet stores. We also plan to continue to build our infrastructure for the launch of new catalog offerings, including the launch of the LANE BRYANT catalog in late Fiscal 2008, as well as further expansion of our E-commerce operations. We plan to open approximately 95-107 new stores in Fiscal 2008, and anticipate that our Fiscal 2008 gross capital expenditures will be approximately $160-$165 million before construction allowances received from landlords. We expect that approximately 80% of our Fiscal 2008 capital expenditures will support store development, including openings, relocations, and store improvements, with the remainder of the expenditures to be primarily for improvements to our information technology, distribution centers, and corporate infrastructure. We expect to finance these capital expenditures principally through internally-generated funds.

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

Debt, Lease, and Purchase Commitments

At February 3, 2007, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our revolving credit facility, letters of credit, long-term deferred compensation plans, and purchase obligations were as follows:

	Payments Due by Period
			One to	Three	More
		Less Than	Three	To Five	than Five
(In millions)	Total	One Year	Years	Years	Years

Long-term debt, including current portion(1)	$187.6	$4.7	$9.2	$13.3	$160.4
Capital leases	13.6	8.6	5.0	0.0	0.0
Operating leases(2)	904.2	221.2	328.7	191.8	162.5
Revolving credit facility(3)	0.0	0.0	0.0	0.0	0.0
Letters of credit(3)	6.3	6.3	0.0	0.0	0.0
Stand-by letters of credit(3)	11.9	11.9	0.0	0.0	0.0
Long-term deferred compensation(4)	3.6	0.5	0.6	0.1	2.4
Purchase commitments(5)	634.3	634.3	0.0	0.0	0.0
Total	$1,761.5	$887.5	$343.5	$205.2	$325.3
____________________
(1)  Amounts represent the expected cash payments (including interest) of our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts, or revolving credit facilities.

(2) Commitments under operating leases include $14.3 million payable under the LANE BRYANT master sublease with Limited Brands, which we have guaranteed.
(3)  We currently have a $375 million revolving credit facility that expires on July 28, 2010, which provides for cash borrowings and the ability to issue up to $300 million of letters of credit. At February 3, 2007, there were no borrowings outstanding under this facility.

(4) Long term compensation consists of our non-qualified deferred compensation plan and supplemental retirement plan, which are included in “Deferred taxes and other non-current liabilities” on our consolidated balance sheets. We have developed estimates of projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of February 3, 2007. We have excluded $36.0 million of retirement/termination benefit distribution obligations as of February 3, 2007 from the above estimates. This amount has been excluded because the value of the obligation and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

(5) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

Off-Balance-Sheet Arrangements

Our FASHION BUG, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a special-purpose entity. The Trust is a separate and distinct unconsolidated qualified special-purpose entity (“QSPE”). Through Fiscal 2007, our Crosstown Traders catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders. Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a special-purpose entity. On February 5, 2007, the Bank acquired the account relationships of the Crosstown Traders catalog proprietary credit cards and all subsequent new receivables are originations of the Bank. These receivables continue to be sold and securitized through the Crosstown securitization program. This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs. The assets of the QSPEs (including the receivables) are isolated for purposes of the securitization program.

As of February 3, 2007, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of February 3, 2007	$32.0	$100.0	$0.0	$180.0	$44.5
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
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

On August 5, 2004, the Trust issued $180.0 million of five-year asset-backed certificates (“Series 2004-1”) in a private placement under Rule 144A. Of the $180.0 million of certificates issued, $161.1 million were sold to investors, and we held $18.9 million as a retained interest. The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR. Concurrently, the Trust entered into a series of fixed-rate interest rate swap agreements with respect to the $161.1 million of certificates sold to investors.  The blended weighted-average interest rate on the hedged certificates is 4.90%. The Trust used $61.5 million of the proceeds to pay down other securitization series and placed the remaining proceeds of $118.5 million into a pre-funding cash account. During Fiscal 2006, the Trust used funds from the Series 2004-1 securitization facilities, including the proceeds from the pre-funding cash account, to provide financing for additional receivables, including the $54.6 million acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below).

During Fiscal 2006, Catalog Receivables LLC closed on a dedicated conduit credit card securitization facility that provides funding of up to $55.0 million on a discounted basis for a term of one year, subject to an annual renewal. As of February 3, 2007, we had $44.5 million of credit card receivables funded under this facility. We renewed this facility during Fiscal 2007 on its renewal date, and expect to renew the facility during Fiscal 2008 on its renewal date.

As these credit card receivables securitizations reach maturity, we plan to obtain funding for our proprietary credit card programs through additional securitizations. However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

We securitized $619.6 million and $638.6 million of credit card receivables in Fiscal 2007 and Fiscal 2006, respectively, and had $363.7 million of securitized credit card receivables outstanding as of February 3, 2007. We held certificates and retained interests in our securitizations of $60.6 million as of the end of Fiscal 2007, which were generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of February 3, 2007, our investment in asset-backed securities included $11.0 million of QSPE certificates, an I/O strip of $15.9 million, and other retained interests of $33.7 million. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of February 3, 2007, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of February 3, 2007, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

We have a non-recourse agreement under which a third party provides a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores. The facility expires in October 2007. Under this agreement, the third party reimburses us daily for sales generated by LANE BRYANT’s proprietary credit card accounts. Upon termination of this agreement, we have the right to purchase the receivables allocated to the LANE BRYANT stores under such agreement at book value from the third party. We currently plan to exercise our option to purchase the LANE BRYANT receivables upon the termination of the agreement. We estimate that the apportionment of receivables allocated to the accounts with respect to the LANE BRYANT retail stores will be approximately $200 million at termination. We anticipate that substantially all proceeds required for this purchase will be funded through the issuance of new securitization series through our off-balance-sheet securitization facilities.

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

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements. Additional details on these leases, including minimum lease commitments, are included in “Liquidity and Capital Resources” above, and in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. LEASES” below.

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million. The agreement expires on July 28, 2010. As of February 3, 2007, we had an aggregate total of $2.9 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions. Under certain circumstances involving a decrease in Excess Availability (as defined in the facility agreement), we may be required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the facility agreement). The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of February 3, 2007, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average Excess Availability (as defined in the facility agreement). As of February 3, 2007, the applicable rates on borrowings under the facility were 8.25% for Prime Rate Loans and 6.32% (LIBOR plus 1%) for Eurodollar Rate Loans. During Fiscal 2007, we repaid $50.0 million of borrowings outstanding under the facility that were originally incurred in connection with the acquisition of Crosstown Traders. There were no borrowings outstanding under the facility as of February 3, 2007.

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

During Fiscal 2007 and Fiscal 2006, we received $8.8 million and $10.1 million, respectively, of cash for approximately 1.8 million shares and 1.9 million shares, respectively, of our common stock that were issued under our stock-based employee compensation plans and our employee stock purchase plan.

As of February 3, 2007, under authority granted by our Board of Directors during prior fiscal years, we are authorized to repurchase approximately 5 million shares of our common stock. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during Fiscal 2007, Fiscal 2006, or Fiscal 2005. The repurchase programs have no expiration date.

Additional information regarding our short-term and long-term borrowings is included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT” below.

In Fiscal 2008, we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, and to support current store development and infrastructure strategies. We believe our cash on-hand, securitization facilities, and borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2008. However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also seek additional debt or equity financing for the refinancing or redemption of existing debt or to fund strategic business opportunities. At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

We manage our FASHION BUG, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs through various operating entities that we own. The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities. Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs.

The finance charges on most of our proprietary credit card accounts are billed using a floating-rate index (the Prime Rate), subject to a floor and limited by legal maximums. The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates. The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance. Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate. Additionally, as of February 3, 2007, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates. However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to the $161.1 million of Series 2004-1 certificates, and $89.5 million of Series 2002-1 being issued at fixed rates (see “Off-Balance-Sheet Financing” above), we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk. To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2008, an increase of approximately $522 thousand in selling, general, and administrative expenses would result.

As of February 3, 2007, there were no borrowings outstanding under our revolving credit facility. Future borrowings made under the facility, if any, could be exposed to variable interest rates.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Impact of Recent Accounting Pronouncements” below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions or the degree of compliance with policies and procedures, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, our management used the criteria set forth in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on page 57 - 58.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Charming Shoppes, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charming Shoppes, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Charming Shoppes, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007, and our report dated April 3, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2007, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 3, 2007

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
(In thousands, except share amounts)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$143,838	$130,132
Available-for-sale securities	1,997	20,150
Accounts receivable, net of allowances of $5,083 and $6,588	33,366	38,603
Investment in asset-backed securities	60,643	66,828
Merchandise inventories	429,433	376,409
Deferred advertising	21,707	20,591
Deferred taxes	4,469	19,436
Prepayments and other	145,385	89,245
Total current assets	840,838	761,394

Property, equipment, and leasehold improvements - at cost	996,430	896,835
Less accumulated depreciation and amortization	573,984	525,882
Net property, equipment, and leasehold improvements	422,446	370,953

Trademarks and other intangible assets	249,490	250,074
Goodwill	153,370	154,553
Other assets	44,798	35,609
Total assets	$1,710,942	$1,572,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$0	$50,000
Accounts payable	178,629	133,236
Accrued expenses	208,221	217,421
Income taxes payable	0	1,743
Current portion - long-term debt	10,887	14,765
Total current liabilities	397,737	417,165

Deferred taxes	57,340	50,634
Other non-current liabilities	127,203	98,457
Long-term debt	181,124	191,979

Stockholders’ equity
Common stock $.10 par value
Authorized - 300,000,000 shares
Issued - 135,762,531 shares and 133,954,852 shares	13,576	13,395
Additional paid-in capital	285,159	261,077
Treasury stock at cost - 12,265,993 shares	(84,136)	(84,136)
Accumulated other comprehensive income (loss)	1	(3)
Retained earnings	732,938	624,015
Total stockholders’ equity	947,538	814,348
Total liabilities and stockholders’ equity	$1,710,942	$1,572,583

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended
	February 3,	January 28,	January 29,
(In thousands, except per share amounts)	2007	2006	2005

Net sales	$3,067,517	$2,755,725	$2,334,736

Cost of goods sold, buying, catalog, and occupancy expenses	2,141,884	1,914,347	1,642,650
Selling, general, and administrative expenses	753,109	678,753	577,301
Expenses related to cost reduction plan	0	0	605
Total operating expenses	2,894,993	2,593,100	2,220,556

Income from operations	172,524	162,625	114,180
Other income	8,345	7,687	3,098
Interest expense	(14,746)	(17,911)	(15,610)

Income before income taxes	166,123	152,401	101,668
Income tax provision	57,200	53,010	37,142

Net income	108,923	99,391	64,526

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available-for-sale securities, net of income tax
(provision)/benefit of $(3) in 2007, $3 in 2006, and $(92) in 2005	4	(3)	113
Reclassification of realized losses on available-for-sale securities
included in net income, net of income tax benefit of $61 in 2005	0	0	124
Reclassification of amortization of deferred loss on termination of derivative,
net of income tax benefit of $68 in 2005	0	0	128
Total other comprehensive income/(loss)	4	(3)	365

Comprehensive income	$108,927	$99,388	$64,891

Basic net income per share	$.89	$.83	$.56

Diluted net income per share	$.81	$.76	$.52

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
(Dollars in thousands)	Shares	Amount	Capital	Income (Loss)	Earnings

Balance, January 31, 2004	125,526,573	$12,553	$199,259	$(365)	$460,098
Issued to employees, net	411,411	41	382
Exercise of stock options	6,249,634	625	33,062
Shares withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(15,082)	(2)	(92)
Shares received in payment of stock
option exercises	(109,246)	(11)	(847)
Deferred compensation related to stock plans			2,537
Tax benefit - employee stock programs			6,469
Unrealized gains, net of income taxes of $(221)				365
Net income					64,526
Balance, January 29, 2005	132,063,290	13,206	240,770	0	524,624
Issued to employees, net	51,909	5	708
Exercise of stock options	1,865,554	187	9,384
Shares withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(25,901)	(3)	(216)
Deferred compensation related to stock plans			6,814
Tax benefit - employee stock programs			3,617
Unrealized losses, net of income taxes of $3				(3)
Net income					99,391
Balance, January 28, 2006	133,954,852	13,395	261,077	(3)	624,015
Issued to employees, net	361,477	36	783
Exercise of stock options	1,536,580	154	9,011
Shares withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(90,378)	(9)	(1,217)
Deferred compensation related to stock plans			10,386
Tax benefit - employee stock programs			5,119
Unrealized gains, net of income taxes of $(3)				4
Net income					108,923
Balance, February 3, 2007	135,762,531	$13,576	$285,159	$1	$732,938

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 3,	January 28,	January 29,
(In thousands)	2007	2006	2005

Operating activities
Net income	$108,923	$99,391	$64,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,244	84,297	77,069
Deferred income taxes	20,719	(10,139)	11,521
Stock-based compensation	10,386	6,814	2,537
Excess tax benefits related to stock-based compensation	(5,119)	3,617	6,469
Net (gain)/loss from disposition of capital assets	1,618	(725)	736
Net gain from securitization activities	(818)	(3,105)	(1,182)
Other, net	0	0	185
Changes in operating assets and liabilities:
Accounts receivable	5,237	(31,315)	0
Merchandise inventories	(53,024)	(20,051)	24,875
Accounts payable	45,393	(6,952)	(7,958)
Deferred advertising	(1,116)	(7,797)	0
Prepayments and other	(54,390)	5,636	(28,888)
Income taxes payable	3,376	1,743	(1,128)
Accrued expenses and other	14,525	43,398	17,178
Net cash provided by operating activities	186,954	164,812	165,940

Investing activities
Investment in capital assets	(133,156)	(103,835)	(60,565)
Proceeds from sales of capital assets	0	3,432	0
Gross purchases of securities	(37,022)	(50,630)	(29,705)
Proceeds from sales of securities	62,185	18,849	48,206
Acquisition of Crosstown Traders, Inc., net of cash acquired	0	(256,717)	0
Purchase of Catherines receivables portfolio	0	(56,582)	0
Securitization of Catherines receivables portfolio	0	56,582	0
Securitization of Crosstown Traders, Inc. apparel-related receivables	0	50,000	0
Increase in other assets	(14,399)	(5,264)	(6,984)
Net cash used by investing activities	(122,392)	(344,165)	(49,048)

Financing activities
Proceeds from short-term borrowings	149,377	382,573	186,173
Repayments of short-term borrowings	(199,377)	(332,573)	(186,173)
Proceeds from long-term borrowings	0	0	18,098
Repayments of long-term borrowings	(14,733)	(22,212)	(18,530)
Payments of deferred financing costs	0	(1,417)	(350)
Excess tax benefits related to stock-based compensation	5,119	0	0
Proceeds from issuance of common stock	8,758	10,065	33,158
Net cash provided/(used) by financing activities	(50,856)	36,436	32,376

Increase/(decrease) in cash and cash equivalents	13,706	(142,917)	149,268
Cash and cash equivalents, beginning of year	130,132	273,049	123,781
Cash and cash equivalents, end of year	$143,838	$130,132	$273,049

Non-cash financing and investing activities
Equipment acquired through capital leases	$0	$3,892	$5,399

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007

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

Principles of Consolidation

The consolidated financial statements include the accounts of Charming Shoppes, Inc. and our wholly-owned and majority-owned subsidiaries. The consolidated financial statements include the results of operations of Crosstown Traders from June 2, 2005, the date of acquisition. All significant inter-company accounts and transactions have been eliminated. We have a 52 - 53 week fiscal year ending on the Saturday nearest to January 31. The fiscal year ended February 3, 2007 consisted of 53 weeks. As used herein, the terms “Fiscal 2007,” “Fiscal 2006,” and “Fiscal 2005” refer to our fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. The terms “Fiscal 2008” and “Fiscal 2009” refer to our fiscal years which will end on February 2, 2008 and January 31, 2009, respectively. The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc., and, where applicable, our consolidated subsidiaries.

Business Segments and Related Disclosures

Effective with our acquisition of Crosstown Traders, Inc. (see “NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.” below), we operate in two segments, Retail Stores and Direct-to-Consumer, which are consistent with the way our chief operating decision-makers review our results of operations. The retail store and store-related E-commerce operations under our LANE BRYANT, FASHION BUG, CATHERINES PLUS SIZES, and PETITE SOPHISTICATE brands are aggregated into the Retail Stores segment. The Direct-to-Consumer segment includes catalog and catalog-related E-commerce operations under our Crosstown Traders brands. Our foreign sourcing operations do not constitute a material geographic segment. See “NOTE 18. SEGMENT REPORTING” below for further information regarding our segment reporting.

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing. There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2007 to February 3, 2007 that would have a material effect on our financial position or results of operations.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Reclassifications

Certain prior-year amounts in the consolidated financial statements for prior years have been reclassified to conform to the current-year presentation.

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

Accounts Receivable

Our FIGI’S catalog offers credit to its customers using interest-free, three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday. A substantial portion of the FIGI’S catalog business is conducted during the December holiday season. We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance.

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
YEAR ENDED FEBRUARY 3, 2007
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

Non-deferred advertising costs charged to expense as incurred were $81,028,000, $75,387,000, and $66,666,000 in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively. Deferred catalog advertising costs amortized to expense were $125,678,000 in Fiscal 2007 and $82,384,000 in Fiscal 2006 (from the date of acquisition of Crosstown Traders on June 2, 2005), and deferred catalog advertising costs as of February 3, 2007 and January 28, 2006 were $21,707,000 and $20,591,000, respectively.

Property and Depreciation

For financial reporting purposes, we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the lease term as determined under our operating lease accounting policy (see “Operating Leases” below), if shorter. We use accelerated depreciation methods for income tax reporting purposes. Depreciation and amortization of property, equipment (including equipment acquired under capital leases), and leasehold improvements was $84,750,000, $77,876,000, and $72,437,000 in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

We evaluate the recoverability of our long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. We consider historical performance and future estimated results when evaluating an asset for potential impairment, then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss. Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
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

During Fiscal 2007, we acquired from third parties the PETITE SOPHISTICATE and Casual Corner trademarks, tradenames, and internet domain names.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

In accordance with the provisions of SFAS No. 142, we are required to re-evaluate goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if there is an indication of possible impairment. During the fourth quarters of Fiscal 2007, Fiscal 2006, and Fiscal 2005, we conducted annual re-evaluations of our goodwill and other indefinite-lived intangible assets and determined that there was no impairment of these assets. In conducting our re-evaluations for impairment, we assigned the values of the goodwill and other indefinite-lived intangible assets, which were recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, and Crosstown Traders, to the respective reporting units within our reportable business segments in accordance with the provisions of SFAS No. 142. The calculation of the estimated fair value of the goodwill and other intangible assets required estimates, assumptions, and judgments, and results might have been materially different if different estimates, assumptions, and judgments had been used. Information on goodwill by business segment is included in “NOTE 18. SEGMENT REPORTING” below.

Asset Securitization

We account for our asset securitization facilities in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Asset securitization primarily involves the sale of proprietary credit card receivables to a separate and distinct special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”). The QSPE’s assets and liabilities are not consolidated in our balance sheets and the receivables transferred to the QSPEs are isolated for purposes of the securitization program. The QSPEs issue asset-backed certificates that represent undivided interests in those credit card receivables transferred into the QSPE. These certificates are sold to investors, and we retain any undivided interests that remain unsold. We include these remaining undivided interests, and any other retained interests, in “Investment in asset-backed securities” in our accompanying consolidated balance sheets. The carrying value of these retained interests approximates their fair value.

Transaction expenses related to securitizations are deferred and amortized over the reinvestment period of the transaction. Net securitization income, including revaluation of our interest-only strip, is included as a reduction of selling, general, and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims. Our insurance liabilities are a component of “Accrued expenses” in our consolidated balance sheets, and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating our self-insurance liabilities, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. Loss estimates are adjusted based upon actual claim settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

We disclosed, as pro forma information, compensation expense for all stock options, restricted stock awards, and restricted stock unit awards based on an estimated fair value of the option or award. In accordance with SFAS No. 123, we used the Black-Scholes pricing model to estimate the fair value of stock options. The Black-Scholes model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described below.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. Under SFAS No. 123R, we are required to recognize the fair value of stock-based payments as compensation expense in our financial statements beginning in Fiscal 2007. Pro forma disclosures are no longer permitted.

We elected to adopt SFAS No. 123R on the modified prospective method and, accordingly, prior periods have not been restated. Stock-based compensation cost recognized in Fiscal 2007 includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial.

Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards. Under SFAS No. 123R, we will continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation. We elected to calculate the initial pool of excess tax benefits related to stock-based compensation and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of paragraph 81 of SFAS No. 123R.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Adoption of SFAS No. 123R generally results in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method. However, beginning in Fiscal 2005, we changed the composition of our stock-based compensation awards to include primarily restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R. In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007. Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share.

Total stock-based compensation recognized in our results of operations for Fiscal 2007, Fiscal 2006, and Fiscal 2005 was $10,386,000, $6,814,000, and $2,537,000, respectively. Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $16,025,000 as of February 3, 2007. The weighted-average period over which we expect to recognize this compensation is approximately 2.7 years.

To determine stock-based compensation for stock options under both SFAS No. 123 (for prior-year pro forma disclosures) and SFAS No. 123R (for Fiscal 2007 expense), we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. In applying the Black-Scholes model, we used a range of estimated stock price volatilities of 35.2 to 50.8; a dividend yield of 0.0%; expected lives of 3 months for the Employee Stock Purchase Plan and 3 to 7 years for stock options; and risk-free interest rates of 0.9% to 5.1% for the Employee Stock Purchase Plan and 2.8% to 5.1% for stock options.

Under the provisions of SFAS No. 123R, we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required. In accordance with the provisions of SFAS No. 123R, we will continue to reflect write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes as cash flows used by operating activities. Net cash used by financing activities for Fiscal 2007 includes $5,119,000 of excess tax benefits related to stock-based compensation that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and pro forma net income per share using the fair value method under SFAS No. 123:

(In thousands, except per share amounts)	2006	2005

Net income as reported	$99,391	$64,526
Add stock-based employee compensation as reported, using intrinsic
value method, net of income taxes	4,429	1,649
Less stock-based employee compensation, using fair-value method,
net of income taxes	(5,307)	(3,862)
Pro forma net income	$98,513	$62,313

Basic net income per share:
As reported	$.83	$.56
Pro forma	.82	.54
Diluted net income per share:
As reported	.76	.52
Pro forma	.75	.50

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

We offer our customers various loyalty card programs (see “NOTE 12. CUSTOMER LOYALTY CARD PROGRAMS” below). Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period. Customers generally join these programs by paying an annual membership fee. We recognize revenue from these loyalty programs as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

We sell gift cards to our Retail Stores segment customers through our stores, retail-store-related websites, and through a third party. We recognize revenue from gift cards when the gift card is redeemed by the customer. Our gift cards do not contain expiration dates or inactivity fees. We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Cost of Goods Sold, Buying, Catalog, and Occupancy Expenses

Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our catalog and E-commerce businesses. We capitalize net merchandise costs and freight as inventory costs. Cost of goods sold also includes costs incurred in connection with our customer loyalty card programs (see “Revenue Recognition” above). Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses. Catalog expenses include the costs of producing and distributing our merchandise catalogs (see “Deferred Catalog Advertising Costs” above). Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities, maintenance, and depreciation for our stores and warehouse facilities and equipment. Buying, catalog, and occupancy expenses are treated as period costs and are not capitalized as part of inventory.

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
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

Cash Consideration Received from Vendors

We record cash consideration received from vendors as a reduction of inventory, and it is recognized in cost of goods sold as inventory is sold, in accordance with FASB Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” As of February 3, 2007 and January 28, 2006, $8,767,000 and $9,310,000, respectively, of cash received from vendors has been deferred into inventory and will be recognized as inventory is sold. We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies, among other things, that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs should be recognized as current-period expenses rather than being capitalized into inventory. SFAS No. 151 was effective as of the beginning of Fiscal 2007. Our adoption of SFAS No. 151 did not have a material effect on our financial condition or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and supersedes SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS No. 154 generally requires retrospective application to prior-period financial statements of a change in accounting principle unless it is impracticable to determine either the period-specific effects or cumulative effects of the change. SFAS No. 154 was effective as of the beginning of Fiscal 2007. Our adoption of SFAS No. 154 did not have a material effect on our financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. FSP FAS 13-1 was effective as of the beginning of Fiscal 2007. Our adoption of FSP FAS 13-1 did not have a material effect on our financial position or results of operations.

In March, 2006 the FASB issued SFAS No. 156, “Accounting and Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting.

SFAS No. 156 requires the servicer to initially measure all separately recognized servicing assets and liabilities at fair value, if practicable. Subsequent to initial recognition of the servicing assets or liabilities, the servicer can choose either of two methods for subsequent measurement of the servicing assets or liabilities:

•
Amortization method - Amortize the servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or loss and assess the assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

•	Fair value measurement method - Measure the servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and liabilities.

We will be required to adopt the provisions of SFAS No. 156 prospectively, effective as of the beginning of Fiscal 2008. We do not expect the adoption of SFAS No. 156 to have a material effect on our financial condition or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 provides that gross or net presentation is an accounting policy decision that is dependent on the type of tax, and that similar taxes are to be presented in a consistent manner. The provisions of EITF Issue No. 06-3 will be effective as of the beginning of Fiscal 2008, with early application permitted. Our current accounting policy is to present taxes within the scope of EITF Issue No. 06-3 on a net basis. Our adoption of EITF Issue No. 06-3 will not result in a change in our accounting policy and, accordingly, will not have any effect on our results of operations.

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

We will be required to adopt the provisions of FIN No. 48 effective as of the beginning of Fiscal 2008. We are currently evaluating our tax positions and the impact that FIN No. 48 will have on our consolidated financial position.

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
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

We will be required to adopt the provisions of Issue No. 06-5 effective as of the beginning of Fiscal 2008. We are currently analyzing the impact of adoption of Issue No. 06-5 and have not yet determined the impact of adoption on our consolidated financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the financial statements are materially misstated. Under SAB 108, companies should take into account the effect of a misstatement on both the current-year balance sheet and the current-year income statement in assessing the materiality of a current-year misstatement. Once a current-year misstatement has been quantified, the guidance in SAB 99, “Financial Statements - Materiality” should be applied to determine whether the misstatement is material. The provisions of SAB 108 are effective for annual financial statements for fiscal years ending after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy which places the highest priority on the use of quoted prices in active markets to determine fair value. It also requires, among other things, that entities are to include their own credit standing when measuring their liabilities at fair value.

We will be required to adopt the provisions of SFAS No. 157 prospectively, effective as of the beginning of Fiscal 2009. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial condition or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

We financed the acquisition with $102,200,000 of our existing cash and cash equivalents (net of cash acquired of $5,815,000) and $110,000,000 of borrowings under our then-existing revolving credit facility. Subsequent to the acquisition, we amended our credit facility (see “Note 8. Short-term Borrowings and Long-term Debt” below).

We accounted for the acquisition under the purchase method of accounting, and included the results of operations of Crosstown Traders in our results of operations from the date of acquisition. Prior-period results have not been restated for the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. In accordance with the provisions of SFAS No. 141, “Business Combinations,” we recognized certain acquired intangible assets (primarily trademarks, tradenames, internet domain names, and customer relationships) separately from goodwill. The fair values of acquired intangible assets, property, and equipment were based on an independent appraisal. Other assets acquired and liabilities assumed were recorded at their estimated fair values. During Fiscal 2007, we increased the fair value of liabilities assumed by $1,100,000 for customer refunds related to the pre-acquisition period.

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

The excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired was allocated to goodwill, which is not deductible for tax purposes. In accordance with the requirements of SFAS No. 142, we are not amortizing the goodwill; however, the goodwill will be subject to an annual review for impairment. We have included the Crosstown Traders goodwill in our Direct-to-Consumer segment.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

As of the end of Fiscal 2007, we finalized the purchase price with JPMorgan Partners and, as a result, reduced the purchase price and related goodwill by $1,750,000. In addition, we finalized the purchase price allocation, which resulted in a decrease in the deferred tax effect of the acquisition and a corresponding decrease in goodwill. The final purchase price allocation for the identifiable tangible and intangible assets and liabilities of Crosstown Traders is as follows:

Purchase
Price
(In thousands)	Allocation

Fair value of assets acquired:
Cash and cash equivalents	$5,815
Accounts receivable	60,092
Merchandise inventories	71,238
Deferred advertising	12,794
Property, equipment, and leasehold improvements	19,321
Prepayments and other	8,319
Fair value of liabilities assumed	(59,785)
Intangible assets subject to amortization	13,100
Intangible assets not subject to amortization (trademarks and tradenames)	70,000
Deferred tax effect of acquisition	(26,816)
Goodwill	86,704
Total purchase price	$260,782

Concurrent with the acquisition of Crosstown Traders, we began preparing a formal integration plan (the “Plan”) for Crosstown Traders’ operations, which included exiting and consolidating certain activities of Crosstown Traders, lease terminations, unfavorable contract costs, severance, and certain other exit costs. As of January 28, 2006, we finalized the Plan and recorded a liability for the costs of the Plan, which we recorded as a component of the purchase price of the acquisition in accordance with EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Liabilities recorded in connection with the Plan (which we recorded as adjustments to goodwill and deferred income taxes), adjustments, payments, or settlements of these liabilities for Fiscal 2006 and Fiscal 2007, and the remaining accrual as of February 3, 2007 were as follows:

	Balance at	Fiscal 2007		Balance at
	January 28,		Payments/	February 3,
(In thousands)	2006	Adjustments	Settlements	2007

Severance and related costs	$4,380	$(728)	$(3,652)	$0
Lease termination and related costs	2,180	564	(924)	1,820
Unfavorable contract costs	900	(900)		0
Other costs	1,154	(62)	(853)	239
Total	$8,614	$(1,126)	$(5,429)	$2,059

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

During Fiscal 2007, we finalized the lease termination and related costs and adjusted severance and related costs for employees who left voluntarily and opted to forego their severance. As a result of our decision to utilize the remaining term of the acquired unfavorable contract, the unfavorable contract costs accrual was reduced. Accordingly, we adjusted the severance and related costs, lease termination and related costs, unfavorable contract costs, and other costs accruals; deferred income taxes; and goodwill.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

		Estimated
(In thousands)	Cost	Fair Value

February 3, 2007
U.S. Treasury Bills	$1,497	$1,497
Other	500	500
	$1,997	$1,997
January 28, 2006
U.S. Treasury Bills	$19,781	$19,781
Other	369	369
	$20,150	$20,150

During Fiscal 2007 and Fiscal 2006, there were no realized gains or losses on available-for-sale securities. During Fiscal 2005, there was $185,000 of realized losses on sales of available-for-sale securities. The contractual maturities of available-for-sale securities at February 3, 2007 were one year or less.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog, acquired on June 2, 2005 as part of our acquisition of Crosstown Traders. Details of our accounts receivable are as follows:

(In thousands)	2007	2006

Due from customers	$38,449	$45,191
Allowance for doubtful accounts	(5,083)	(6,588)
Net accounts receivable	$33,366	$38,603

Details of the allowance for doubtful accounts are as follows:

	Year Ended
	February 3,	January 28,
	2007	2006

Beginning balance	$(6,588)	$0 (1)
Provision for doubtful accounts	(4,924)	(5,661)
Collections of accounts previously written off	(1,274)	(1,030)
Accounts written off	7,703	103
Ending balance	$(5,083)	$(6,588)
____________________
(1) Balance as of June 5, 2005 (date of acquisition).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 5. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

	Lives
(Dollars in thousands)	(Years)	2007	2006

Land		$5,829	$5,829
Buildings and improvements	10 to 40	74,125	74,573
Store fixtures	5 to 10	162,879	145,586
Equipment	3 to 10	232,095	208,266
Equipment acquired under capital leases	7	71,909	71,908
Leasehold improvements	10(1)	433,439	382,319
Construction in progress	-	16,154	8,354
Total at cost		996,430	896,835
Less: Accumulated depreciation and amortization		528,912	491,154
Accumulated amortization of capital lease assets		45,072	34,728
Total accumulated depreciation and amortization		573,984	525,882
Net property, equipment, and leasehold improvements		$422,446	$370,953
____________________
(1) Or the life of the lease, if shorter.

NOTE 6. TRADEMARKS AND OTHER INTANGIBLE ASSETS

	Life
(Dollars in thousands)	(Years)	2007	2006

Trademarks, tradenames, and Internet domain names		$241,850	$238,800
Customer lists, customer relationships,
and covenant not to compete	4 to 5	16,400	16,400
Total at cost		258,250	255,200
Less: accumulated amortization of customer lists,
customer relationships, and covenant not to compete		8,760	5,126
Net trademarks and other intangible assets		$249,490	$250,074

Total amortization of other intangible assets was $3,634,000 in Fiscal 2007, $2,844,000 in Fiscal 2006, and $660,000 in Fiscal 2005. Estimated amortization of intangible assets for the next five fiscal years is: Fiscal 2008 and Fiscal 2009 - $3,275,000 per year; Fiscal 2010 - $1,090,000, thereafter - $0.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 7. INCOME TAXES

Income before income taxes and minority interest:

(In thousands)	2007	2006	2005

Domestic	$154,025	$144,753	$98,144
Foreign	12,098	7,648	3,524
	$166,123	$152,401	$101,668

Income tax provision:

(In thousands)	2007	2006	2005

Current:
Federal	$38,066	$50,097	$20,857
State	5,007	4,255	6,275
Foreign	1,649	892	668
	44,722	55,244	27,800
Deferred:
Federal	12,815	(547)	8,885
State	(337)	(1,687)	457
	12,478	(2,234)	9,342
	$57,200	$53,010	$37,142

We made income tax payments of $78,138,000, $45,354,000, and $30,829,000 during Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

Reconciliation of the statutory Federal income tax rate to the effective tax rate:

	2007	2006	2005

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal income tax	0.8	0.4	2.2
Foreign income	(1.5)	(1.2)	(0.6)
Employee benefits	(0.3)	(0.6)	(1.0)
Other, net	0.4	1.2	0.9
Effective tax rate	34.4%	34.8%	36.5%

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Components of deferred tax assets and liabilities:

	Net Current	Net Long-Term
	Assets	Assets
(In thousands)	(Liabilities)	(Liabilities)

February 3, 2007
Property, equipment, and leasehold improvements		$(11,064)
Accounts receivable	$(4,409)
Tax credit and loss carryforwards	9,303
Prepaid and accrued expenses	(6,367)
Inventory	2,983
Deferred compensation		17,548
Goodwill and intangible assets		(60,187)
Investments		(556)
Deferred rent		12,611
Credit card late fees		(15,428)
Other	2,959	(264)
	$4,469	$(57,340)

January 28, 2006
Property, equipment, and leasehold improvements		$(15,669)
Accounts receivable	$(900)
Tax credit and loss carryforwards	2,406
Prepaid and accrued expenses	7,614
Inventory	3,716
Deferred compensation	4,355	14,641
Goodwill and intangible assets		(57,163)
Investments		(924)
Deferred rent		14,036
Credit card late fees		(5,588)
Other	2,245	33
	$19,436	$(50,634)

We have state tax losses that are generally fully offset by a valuation allowance, as such losses are not more than likely to be realized in the future.

We received approval from the U. S. Internal Revenue Service during Fiscal 2006 to change our tax accounting method for credit card late fees and, as such, have recorded deferred tax liabilities and related tax credit carryforwards. Deferred taxes related to prepaid and accrued expenses were affected by an adjustment to prepaid rent resulting from the additional week included in Fiscal 2007, which was a 53-week fiscal year.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

On October 22, 2004, the President of the United States of America signed into law H.R. 4250, “The American Jobs Creation Act of 2004” (the “Act”). The Act included among its provisions certain tax benefits related to the repatriation to the United States of profits from a company’s international operations provided that certain criteria are met, including the implementation of a qualifying reinvestment plan for the repatriated earnings. The Act permitted the repatriation of profits at a tax rate not to exceed 5.25% for approximately a one-year period, subject to certain limitations. During Fiscal 2006, based on a formal reinvestment plan approved by our Board of Directors, we repatriated $44,000,000 of profits from our international operations, which resulted in $2,667,000 of United States income taxes, $1,135,000 of applicable foreign tax credits, and net taxes of $1,532,000.

NOTE 8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

(In thousands)	2007	2006

Short-term borrowings
Revolving credit facility	$0	$50,000

Long-term debt
4.75% Senior Convertible Notes due June 2012	$149,999	$150,000
Capital lease obligations	12,853	24,825
6.07% mortgage note, due October 2014	11,696	12,261
6.53% mortgage note, due November 2012	8,050	9,450
7.77% mortgage note due December 2011	8,496	9,050
Other long-term debt	917	1,158
Total long-term debt	192,011	206,744
Less current portion	10,887	14,765
	$181,124	$191,979

On July 28, 2005, we amended our existing $300,000,000 revolving credit facility, which was scheduled to expire on August 15, 2008. The amended facility agreement provides for a revolving credit facility with a maximum availability of $375,000,000, subject to certain limitations as defined in the facility agreement, and provides that up to $300,000,000 of the facility may be used for letters of credit. In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate of $500,000,000. The amended facility agreement expires on July 28, 2010. As of February 3, 2007, we had an aggregate total of $2,946,000 of unamortized deferred debt acquisition costs related to the facility, which are being amortized on a straight-line basis over the life of the amended facility agreement as interest expense. Of the $110,000,000 borrowed under the facility in connection with the acquisition of Crosstown Traders, Inc. (see “NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.” above), $50,000,000 was outstanding as of January 28, 2006, which was repaid during Fiscal 2007. As of February 3, 2007, no cash borrowings were outstanding, and $6,279,000 of documentary letters of credit and $11,861,000 of issued but undrawn standby letters of credit were outstanding under the credit facility.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

The interest rate on borrowings under the amended facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans. The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement. As of February 3, 2007, the applicable rates on borrowings under the facility were 8.25% for Prime Rate Loans and 6.32% (LIBOR plus 1%) for Eurodollar Rate Loans. As of February 3, 2007, there were no cash borrowings outstanding under the facility.

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

In Fiscal 2006, we acquired $3,892,000 of information technology equipment under capital leases with initial lease terms of 36 to 48 months. During Fiscal 2005, we acquired $3,899,000 of POS equipment under capital leases that generally have an initial lease term of 60 months. During Fiscal 2005, we also refinanced certain material handling equipment at our Greencastle distribution center under a capital lease of $5,000,000 payable over a term of 48 months, and acquired $1,500,000 of equipment and related software for our White Marsh distribution center under a capital lease. Substantially all of our capital leases include a bargain purchase option. As of February 3, 2007, the imputed interest rates on our outstanding capital leases ranged from 5.00% to 7.35%.

Repayment of the 6.07% mortgage note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,800,000 at the end of 10 years. The note may be prepaid after 2-1/2 years upon the payment of a premium, or, upon certain other events, without the payment of a premium. The note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility. The proceeds from this borrowing were used to repay the scheduled maturities of other debt and for other general corporate purposes.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

The 6.53% mortgage note has a ten-year term with 120 monthly installments of principal of $117,000 plus interest. The note is secured by a mortgage on land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland. The net proceeds from this borrowing were used to finance a substantial portion of the acquisition of the White Marsh facility.

The 7.77% mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103,000 commencing in January 2002 and a final payment of any remaining unpaid principal and interest in December 2011. The note is secured by a mortgage on land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases and rents we own or receive from tenants of the Bensalem facility. The net proceeds from this borrowing were used to repay a portion of borrowings that were outstanding under our then-existing revolving credit facility.

During Fiscal 2007, Fiscal 2006, and Fiscal 2005, we made interest payments of $12,752,000, $15,824,000, and $13,609,000, respectively. No interest expense was capitalized during Fiscal 2007, Fiscal 2006, or Fiscal 2005.

Aggregate maturities of long-term debt during the next five fiscal years are as follows:

(In thousands)	2008	2009	2010	2011	2012

Capital lease obligations	$8,026	$4,425	$402	$0	$0
Mortgage notes	2,617	2,707	2,801	2,901	7,984
Other long-term debt	244	251	258	120	15
	$10,887	$7,383	$3,461	$3,021	$7,999

Minimum lease payments under capital leases for the next five fiscal years are: 2008 - $8,618,000; 2009 - $4,593,000; 2010 - $406,000; thereafter - $0. Included in these minimum lease payments is aggregate imputed interest of $764,000.

NOTE 9. STOCKHOLDERS’ EQUITY

Our authorized shares consist of:

•	1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized;

•	300,000,000 shares of common stock, $.10 par value.

In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. The repurchase programs have no expiration date.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

From Fiscal 1998 through Fiscal 2003, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as the 6,350,662 shares repurchased from Limited Brands. No shares were acquired under these programs during Fiscal 2007, Fiscal 2006, or Fiscal 2005. As of February 3, 2007, 4,979,669 shares of our common stock remain available for repurchase under these programs, and we held 12,265,993 treasury shares with an aggregate cost of $84,136,000.

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

NOTE 10. SHAREHOLDER RIGHTS PLAN

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

In the event that, at any time following the Distribution Date, a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, our common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the exercise price of the Right. In lieu of requiring payment of the purchase price upon exercise of the Rights following any such event, we may permit the holders simply to surrender the Rights under certain circumstances, in which event they will be entitled to receive our common stock (and other property, as the case may be) with a value of 50% of what could be purchased by payment of the full purchase price. Notwithstanding any of the foregoing, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by the Acquiring Person will be null and void. Rights are not exercisable until such time as the Rights are no longer redeemable by us as set forth in the Rights Agreement.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

NOTE 11. STOCK-BASED COMPENSATION PLANS

2004 Stock Award and Incentive Plan

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) was approved by our Board of Directors on April 30, 2004 and by our shareholders on June 24, 2004. This plan replaces our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”), our 1999 Associates’ Stock Incentive Plan (the “1999 Plan”), and our 2000 Associates’ Stock Incentive Plan (the “2000 Plan”) (see below). The plan is administered by our Board of Directors and its Compensation Committee.

The 2004 Plan provides for the grant of options (including both incentive and non-qualified stock options), restricted stock awards, SARs, RSUs, and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock, together with shares remaining available under the 1993 Plan and shares recaptured from outstanding awards under the 1993 Plan, 1999 Plan, and 2000 Plan. Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards (equity awards other than options, SARs, or other awards for which a participant does not pay at least the grant-date fair market value of the award). Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards by three shares for each share to be used for full-value awards in excess of the 2,000,000 share limit.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

Additional information related to our 2004 Plan is as follows:

	2007	2006	2005

Restricted stock awards/RSUs granted	926,346	1,092,915	270,900
Weighted average market price at date of grant	$13.21	$8.51	$9.00
Stock awards/RSUs vested with issuance deferred	305,250	104,000	18,000
Shares issued under stock awards/RSUs	17,312	5,769	0
Cancellations of restricted stock awards	11,131	37,500	0
Restricted awards outstanding at year-end	1,791,199	1,198,546	252,900
Options exercisable at year-end	0	0	0

2003 Non-Employee Directors Compensation Plan

Our 2003 Non-Employee Directors Compensation Plan (the “2003 Plan”) was approved by shareholders on June 26, 2003. Directors who are not employed by the Company are eligible for participation in the plan. The Board of Directors administers the plan and approves the form and amount of awards under the plan. This plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or deferred shares of up to an aggregate total of 600,000 shares of our common stock. No more than 50% of the shares reserved for issuance under the plan may be issued as restricted stock awards or RSUs.

The plan provides for a one-time restricted stock award to a newly elected or appointed non-employee director of 10,000 shares of common stock that vest in equal amounts over three years. In June 2005, the plan was amended to provide for annual grants to each non-employee director serving at the date of our Annual Meeting of Shareholders of options for 7,500 shares of common stock that vest in one year and annual grants of 7,500 RSUs that vest in one year. Each RSU represents a right to receive one share of common stock, or cash of equal value at the Company’s option, at the date of vesting, or, if deferred by the director, at a later date after termination of service. Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees.

The exercise price of options or SARs granted under the 2003 Plan may not be less than the fair market value of our common stock on the date of grant. The maximum term of options and SARs issued under the plan is ten years. The plan includes a provision that options previously granted under the plan will not be amended or replaced in a transaction that constitutes a “re-pricing” (as defined in the plan) without shareholder approval.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Additional information related to our 2003 Plan is as follows:

	2007	2006	2005

One-time restricted stock awards granted	10,000	10,000	10,000
Weighted average market price at date of grant	$13.84	$12.48	$7.65
Shares issued under stock awards	3,334	3,333	13,333
Restricted awards outstanding at year-end	20,000	13,334	6,667
RSUs granted	61,233	55,582	24,658
Weighted average market price at date of grant	$11.33	$9.29	$8.42
Shares issued under RSUs	5,148	25,834	15,658
RSUs vested with issuance deferred	37,500	9,000	6,000
RSUs outstanding at year-end	63,333	44,748	24,000
Options exercisable at year-end	283,140	455,225	333,325

2000 Associates’ Stock Incentive Plan

The 2000 Plan, adopted by our Board of Directors on January 27, 2000, provided for the grant of options, SARS, restricted stock awards, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock. The form of the grants, exercise price, and maximum term, where applicable, were at the discretion of the Board of Directors and its Compensation Committee.

Additional information related to our 2000 Plan is as follows:

	2007	2006	2005

Restricted stock awards granted	0	0	439,500
Weighted average market price at date of grant	-	-	$7.31
Shares issued under stock awards	57,815	46,551	23,572
Cancellations of restricted stock awards	91,950	53,000	21,903
Restricted awards outstanding at year-end	374,500	524,265	623,816
Options exercisable at year-end	750,857	1,030,009	1,214,113

1999 Associates’ Stock Incentive Plan

The 1999 Plan, adopted by our Board of Directors in February 1999, provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock. The exercise price of such options could not be less than the fair market value on the date of grant. The maximum term of options issued under the plan is ten years. As of February 3, 2007, January 28, 2006, and January 29, 2005, 96,095 options, 120,700 options, and 191,200 options, respectively, were exercisable under this plan.

As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 2000 Plan or the 1999 Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

1993 Employees’ Stock Incentive Plan

Our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”) provided for the grant of options or awards for up to an aggregate total of 10,898,726 shares of common stock plus 1,843,258 unissued shares available under our discontinued 1990 Employees’ Stock Incentive Plan. The form of the grants and exercise price, where applicable, were at the discretion of our Board of Directors and its Compensation and Stock Option Committee. The maximum term of options issued under the 1993 Plan is ten years. As a result of the adoption of the 2004 Stock Award and Incentive Plan, we no longer intend to issue options or awards under this plan.

Additional information related to our 1993 Plan is as follows:

	2007	2006	2005

Restricted stock awards granted	0	0	393,000
Weighted average market price at date of grant	-	-	$7.20
Shares issued under stock awards	160,960	42,810	67,760
Stock awards vested with issuance deferred	0	90,000	90,000
Cancellations of restricted stock awards	0	0	11,400
Restricted awards outstanding at year-end	436,350	597,310	730,120
Options exercisable at year-end	932,540	1,461,360	2,127,498

1988 Key Employee Stock Option Plan

Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock. The exercise price of options granted under this plan is $1.00 per share. As of February 3, 2007, January 28, 2006, and January 29, 2005, 14,032 options, 23,321 options, and 32,245 options, respectively, were exercisable under this plan.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time. Under the 2003 Plan, shares issued and options granted are subject to forfeiture if the individual does not remain a Director of the Company for a specified period of time except, under certain circumstances, in the case of retirement or voluntary termination.

As of February 3, 2007, the following shares were available for grant under our various stock plans: 2004 Plan - 7,223,675 shares; 2003 Plan - 191,787 shares; and 1988 Plan - 118,306 shares.

The weighted average grant date fair values for options and awards granted under the above plans, using the Black-Scholes model and assumptions described under “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” above, are as follows:

	2007	2006	2005

Option price equal to market price	$5.41	$2.44	$2.44
Option price less than market price	13.06	8.67	7.70

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

The table below summarizes option activity in the above stock-based compensation plans:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at January 31, 2004	12,133,986	$5.637	$1.000	-	$12.125
Granted - option price equal to market price	101,925	7.573	6.590	-	8.440
Granted - option price less than market price	12,000	1.000	1.000	-	1.000
Canceled/forfeited	(493,811)	10.019	1.000	-	15.125
Exercised	(6,249,634)	5.390	1.000	-	8.460
Outstanding at January 29, 2005	5,504,466	5.549	1.000	-	8.460
Granted - option price equal to market price	55,582	9.287	9.100	-	12.480
Canceled/forfeited	(22,386)	5.516	1.000	-	8.250
Exercised	(1,865,554)	5.130	1.000	-	8.460
Outstanding at January 28, 2006	3,672,108	5.819	1.000	-	12.480
Granted - option price equal to market price	61,233	11.332	11.280	-	13.840
Granted - option price less than market price	31,600	1.000	1.000	-	1.000
Canceled/forfeited	(10,571)	1.502	1.000	-	6.650
Exercised	(1,536,580)	5.965	1.000	-	9.100
Outstanding at February 3, 2007	2,217,790	$5.822	$1.000	-	$13.840

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of February 3, 2007 for the ranges of exercise prices shown:

			Weighted
		Weighted	Average
		Average	Remaining
	Option	Option	Life
Ranges of Option Prices	Shares	Price	(Years)

$0.00 - $1.00:
Options outstanding	72,191	$1.000	2.8
Options exercisable	14,032	1.000
$1.01 - $5.00:
Options outstanding	614,693	$3.973	1.8
Options exercisable	614,693	3.973
$5.01 - $10.00:
Options outstanding	1,466,591	$6.591	3.6
Options exercisable	1,443,624	6.583
$10.01 - $13.84:
Options outstanding	64,315	$11.387	9.4
Options exercisable	4,315	12.869

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

The aggregate intrinsic value of options outstanding and options exercisable at February 3, 2007 (aggregate market value on February 3, 2007 less aggregate exercise price) was $16,473,000 and $15,501,000, respectively. The aggregate intrinsic value of options exercised during Fiscal 2007 was $11,556,000. The aggregate market value of stock awards vested during Fiscal 2007 and unvested stock awards outstanding as of February 3, 2007 was $8,180,000 and $37,418,000, respectively.

Employee Stock Purchase Plan

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period. Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period. An aggregate total of 2,000,000 shares are reserved for grant under this plan. During Fiscal 2007, Fiscal 2006, and Fiscal 2005, 79,522 shares, 67,514 shares, and 72,350 shares respectively, were purchased under the plan. The weighted average grant date market value for shares purchased during Fiscal 2007, Fiscal 2006, and Fiscal 2005 was $13.15, $9.35, and $7.23 per share, respectively. At February 3, 2007, 1,156,668 shares were available for future purchases under this plan.

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

Our FASHION BUG brand offers a customer loyalty card program that we operate under our FASHION BUG proprietary credit card program. Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee. Through Fiscal 2007, this program also provided customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee. Additionally, after 90 days, customers that cancelled their membership were entitled to a pro rata fee refund based on the number of months remaining on the annual membership. Accordingly, we recognize 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months. Effective February 22, 2007, this program was changed to provide customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee. During Fiscal 2007, Fiscal 2006 and Fiscal 2005, we recognized revenues of $10,634,000, $8,085,000, and $7,594,000, respectively, in connection with this program. We accrued $800,000 as of the end of Fiscal 2007, and $700,000 as of the end of Fiscal 2006 and Fiscal 2005, for the estimated costs of discounts earned and coupons issued and not redeemed.

Our CATHERINES brand also offers a loyalty card program. During Fiscal 2007, Fiscal 2006, and Fiscal 2005, we recognized revenues of $8,499,000, $7,553,000, and $7,470,000, respectively, in connection with this program.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

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

The total expense for the above plans was $5,514,000, $3,737,000, and $2,317,000 for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

We provide a non-qualified deferred compensation plan to officers and certain key executives. Under this plan, participants may contribute up to 77% of their base compensation and 100% of bonus compensation. This plan includes a matching Company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan. The total expense for this plan was $297,000, $599,000, and $930,000 for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

We also provide a non-qualified defined contribution supplemental retirement plan for certain management and key executives. Under this plan, we contribute amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan. The total expense for this plan was $1,098,000, $1,677,000, and $1,847,000 for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 14. EXPENSES RELATED TO COST REDUCTION PLAN

On March 18, 2003, we announced a cost reduction plan, designed to take advantage of the centralization of all corporate administrative services throughout the Company and to realize certain efficiencies, in order to improve profitability. We accounted for the plan in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and the plan was substantially completed during Fiscal 2004.

Costs incurred in connection with this plan during Fiscal 2004 included lease termination and related costs in connection with the closing of our leased Hollywood, Florida credit facility. These costs primarily represented the estimated fair value of the remaining lease obligation for the facility, reduced by estimated sublease income, which we recognized in accordance with SFAS No. 146 when we closed the facility.

As of January 31, 2004, the accrued lease termination costs related to the closing of the Hollywood facility were $2,596,000. In October 2004, in accordance with SFAS No. 146, we revised our estimated sublease income on the remaining lease obligation and recognized an additional expense of $605,000. In December 2004, we settled our remaining lease obligation for the Hollywood facility.

NOTE 15. NET INCOME PER SHARE

(In thousands)	2007	2006	2005

Basic weighted average common shares outstanding	122,388	119,831	116,196
Dilutive effect of assumed conversion of convertible notes	15,182	15,182	15,182
Dilutive effect of stock options	2,193	2,051	1,796
Diluted weighted average common shares and equivalents outstanding	139,763	137,064	133,174

Net income	$108,923	$99,391	$64,526
Decrease in interest expense from assumed conversion of notes,
net of income taxes	4,514	4,514	4,539
Net income used to determine diluted earnings per share	$113,437	$103,905	$69,065

Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:

	2007	2006	2005

Number of shares (thousands)	1	0	369
Weighted average exercise price per share	$13.84	$0.00	$8.28

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 16. ASSET SECURITIZATION

Our FASHION BUG, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a separate and distinct special-purpose entity. The Trust is an unconsolidated qualified special-purpose entity (“QSPE”). Through Fiscal 2007, our Crosstown Traders apparel-related catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders. Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through another separate and distinct special-purpose entity. On February 5, 2007, the Bank acquired the account relationships of the Crosstown Traders catalog proprietary credit cards and all subsequent new receivables are originations of the Bank. This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program. The QSPEs can sell interests in these receivables on a revolving basis for a specified term. At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs. All assets of the QSPEs (including the receivables) are isolated and support the securities issued by those entities.

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

During Fiscal 2007, Fiscal 2006, and Fiscal 2005, we recognized the following activity related to the I/O strip:

(In thousands)	2007	2006	2005

Additions to the I/O strip	$25,425	$24,861	$12,396
Amortization and valuation adjustments	24,608	20,190	11,214
Value of the I/O strip at end of year	15,878	15,061	10,390

In addition, we recognized a servicing liability in Fiscal Years 2007, 2006, and 2005 because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables. The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received, and is recorded at its estimated fair value. Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances. We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

During Fiscal 2007, Fiscal 2006, and Fiscal 2005, we recognized the following activity related to the servicing liability:

(In thousands)	2007	2006	2005

Additions to the servicing liability	$2,972	$3,661	$2,828
Amortization of the servicing liability	3,166	3,768	3,474
Value of the servicing liability at end of year	2,103	2,297	2,404

We amortize the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year. We estimate the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.

The following table presents additional information relating to the QSPEs for Fiscal 2007, Fiscal 2006, and Fiscal 2005:

(In thousands)	2007	2006	2005

Proceeds from sales of new receivables to QSPE	$619,597	$638,624	$335,875
Collections reinvested in revolving-period securitizations	701,859	616,336	409,796
Cash flows received on retained interests	73,899	63,586	46,999
Servicing fees received	6,981	6,510	4,826
Net credit losses	16,822	21,229	18,003
Investor certificates outstanding at end of year	358,100	354,040	295,750
Credit card balances 90 or more days delinquent at end of year	9,904	9,037	7,952

We are the servicer of the receivables transferred to the QSPEs, and we receive a servicing fee of approximately 2% of the investor interest. The investor certificates outstanding as of February 3, 2007 mature as follows: $141,600,000 in the fiscal year ending February 2, 2008, $36,500,000 in the fiscal year ending January 31, 2009, $144,900,000 in the fiscal year ending January 30, 2010, and $35,100,000 in the fiscal year ending January 29, 2011. Our certificates and retained interests in our securitizations, which aggregated $60,643,000 and $66,828,000 at February 3, 2007 and January 28, 2006, respectively, are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors. Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties. To date, our repurchases of receivables pursuant to this obligation have been insignificant.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

During Fiscal 2004, the Trust closed on a new conduit credit card securitization facility of $132,000,000 that provided additional funding of up to $100,000,000 for a term of up to two years, subject to an annual renewal. During Fiscal 2006, this facility was modified to reduce the funding limit to $50,000,000. As of February 3, 2007, no credit card receivables were funded under this facility.

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

During Fiscal 2006, Catalog Receivables LLC closed on a dedicated conduit credit card securitization facility that provides funding of up to $55,000,000 on a discounted basis for a term of one year, subject to an annual renewal. As of February 3, 2007, $44,500,000 of credit card receivables were funded under this facility. We renewed this facility during Fiscal 2007 on its renewal date, and expect to renew the facility during Fiscal 2008 on its renewal date.

Our management uses key valuation assumptions in determining the fair value of our I/O strip. We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests.

The key assumptions used to value our retained interest were as follows:

	February 3,	January 28,
	2007	2006

Payment rate	12.1-17.6%	11.7-17.2%
Residual cash flows discount rate	15.5-16.5%	15.5%
Net credit loss percentage	6.0-11.0%	8.5-12.8%
Average life of receivables sold	0.5-0.7 years	0.5-0.7 years

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
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

(In thousands)	10% Change	20% Change

Payment rate	$1,147	$2,086
Residual cash flows discount rate	62	123
Credit loss percentage	864	1,735

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program. As of February 3, 2007, our investment in asset-backed securities included $11,050,000 of QSPE certificates, an I/O strip of $15,879,000, and other retained interests of $33,714,000. These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs. Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,500,000 that otherwise would be available to CSRC. The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount. Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests. As of February 3, 2007, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement. For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us. In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements. If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers. As of February 3, 2007, the QSPEs were in compliance with all applicable financial performance standards. Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series. We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities. These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables. The providers of the credit enhancements and QSPE investors have no other recourse to us.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

We have a non-recourse agreement under which a third party provides an accounts receivable proprietary credit card sales accounts receivable funding facility for sales attributable to our LANE BRYANT brand. The facility expires in October 2007. Upon termination of this agreement, we have the right to purchase the receivables allocated to the Lane Bryant stores under such agreement at book value from the third party. We currently plan to exercise our option to purchase the LANE BRYANT receivables upon the termination of the agreement. We estimate that the apportionment of receivables allocated to the accounts with respect to the LANE BRYANT retail stores will be approximately $200 million at termination. We anticipate that substantially all proceeds required for this purchase will be funded through the issuance of new securitization series through our off-balance-sheet securitization facilities. In March 2005, we exercised our option under a similar non-recourse agreement to purchase the CATHERINES credit card portfolio for a final purchase price of $54,600,000. The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility (see above).

Under these agreements, the third parties reimburse(d) us daily with respect to the proprietary credit card sales generated by the respective store’s credit card accounts. Additional information for Fiscal 2007, Fiscal 2006, and Fiscal 2005 regarding these agreements is as follows:

(In thousands)	2007		2006		2005

Net funding received from sales of receivables:
LANE BRYANT	$350,270		$332,885		$284,426
CATHERINES	--	(1)	--	(1)	96,717

Net accounts receivable balance held by third party
at end of year:
LANE BRYANT(2)	233,793		209,368		199,098
CATHERINES	--	(1)	--	(1)	58,167
____________________
(1) Spirit of America National Bank acquired the CATHERINES portfolio in Fiscal 2006.
(2) The LANE BRYANT net accounts receivable balances include amounts allocated to the use of the LANE BRYANT credit card at our LANE BRYANT stores and amounts allocated to the use of the LANE BRYANT credit card through a third-party catalog program. Our option to purchase the LANE BRYANT credit card receivables applies only to the receivables associated with accounts whose primary use of the credit card is at our LANE BRYANT stores.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 17. LEASES

We lease substantially all of our store properties under non-cancelable operating lease agreements. Generally, these leases have initial periods of 5 to 20 years and contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges. We also lease certain other buildings and equipment.

Our rent expense was:

(In thousands)	2007	2006	2005

Minimum rent	$236,839	$207,534	$193,256
Contingent rent	39,364	34,785	32,709
	$276,203	$242,319	$225,965

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are: Fiscal 2008 - $221,214,000; Fiscal 2009 - $181,458,000; Fiscal 2010 - $147,251,000; Fiscal 2011 - $114,554,000; Fiscal 2012 - $77,201,000; Thereafter - $162,472,000.

Rent expense includes charges from Limited Brands for office space in Reynoldsburg, Ohio under an agreement that expired in February 2006. In January 2005, we entered into an agreement with a separate third party that provides for the leasing of a 135,000 square foot facility in Columbus, Ohio to replace the Reynoldsburg facility as a new home office for LANE BRYANT. Minimum annual rent under the lease for the Columbus facility is $1,704,000 per annum in years one through five and $1,759,000 in years six through ten. The lease commenced on January 20, 2006. The lease provides for two five-year renewal periods and an option to purchase, and contains customary termination rights.

LANE BRYANT currently subleases 31 properties from Limited Brands pursuant to a Master Sublease. The properties subject to the Master Sublease were operated as LANE BRYANT stores prior to our acquisition of LANE BRYANT. We have guaranteed the obligations of LANE BRYANT under the Master Sublease. The minimum annual rent commitments shown above include amounts payable under the LANE BRYANT master sublease with Limited Brands which we have guaranteed, as follows: Fiscal 2008 - $4,977,000; Fiscal 2009 - $4,176,000; Fiscal 2010 - $1,682,000; Fiscal 2011 - $1,069,000; Fiscal 2012 - $673,000; Thereafter - $1,714,000.

During Fiscal 2006, we signed an agreement to assume the leases on 76 outlet store locations. These leases represent the majority of the outlet locations previously operated by Retail Brand Alliance, which ceased its outlet operations early in 2006. The agreement was effective on April 1, 2006, and provided an entry into multiple outlet centers for our LANE BRYANT brand. These stores opened during Fiscal 2007, and average 9,400 square feet. The outlet stores are being operated under the LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET nameplates.

Deferred rent liabilities related to rent escalations and landlord incentives or allowances of $86,348,300 and $68,117,000 as of February 3, 2007 and January 28, 2006 respectively, are included in other non-current liabilities on our consolidated balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 18. SEGMENT REPORTING

Effective with the acquisition of Crosstown Traders (see “NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.’ above), we operate and report in two segments, Retail Stores and Direct-to-Consumer. We determine our operating segments based on the way our chief operating decision-makers review our results of operations. We consider our retail stores and store-related E-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations. Accordingly, we have aggregated our retail stores and store-related E-commerce into a single reporting segment (the “Retail Stores” segment). Our catalog and catalog-related E-commerce operations, which resulted from our acquisition of Crosstown Traders on June 2, 2005, are separately reported under the Direct-to-Consumer segment.

The accounting policies of the segments are generally the same as those described in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” above. Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs. Beginning in Fiscal 2007, we discontinued the allocation of certain corporate costs, such as shared service costs, information systems support costs, and insurance costs to our Retail Stores segment (historically, we have not allocated such costs to our Direct-to-Consumer segment). Accordingly, the comparative selected financial information by reportable segment shown below has been adjusted to exclude these costs from the Retail Stores segment. For the Retail Stores segment, operating costs consist primarily of store selling and occupancy costs. For our Direct-to-Consumer segment, operating costs consist primarily of catalog development, production, and circulation costs, E-commerce advertising costs, and order processing costs. Other costs that are currently allocated to the segment include warehousing costs.

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

Operating segment assets are those directly used in, or allocable to, that segment’s operations. For the Retail Stores segment, operating assets consist primarily of inventories; the net book value of store facilities; and goodwill and intangible assets. For the Direct-to-Consumer segment, operating assets consist primarily of trade receivables; inventories; deferred advertising costs; the net book value of catalog operating facilities; and goodwill and intangible assets. Corporate and Other assets include corporate cash and cash equivalents; the net book value of corporate facilities; deferred income taxes; and other corporate long-lived assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores(1)	Consumer(2)	and Other	Consolidated

Fiscal 2007
Net sales	$2,636,409	$427,760	$3,348	$3,067,517
Depreciation and amortization	46,746	3,790	40,708	91,244
Income before interest and taxes	253,982	15,798	(88,911)	180,869
Interest expense			(14,746)	(14,746)
Income tax provision			(57,200)	(57,200)
Net income	253,982	15,798	(160,857)	108,923
Capital expenditures	103,510	9,954	19,692	133,156

As of February 3, 2007
Total assets	$869,776	$346,741	$494,425	$1,710,942

Fiscal 2006
Net sales	$2,452,657	$298,888	$4,180	$2,755,725
Depreciation and amortization	44,031	1,235	39,031	84,297
Income before interest and taxes	237,462	19,918	(87,068)	170,312
Interest expense			(17,911)	(17,911)
Income tax provision			(53,010)	(53,010)
Net income	237,462	19,918	(157,989)	99,391
Capital expenditures	74,598	2,394	26,843	103,835

As of January 28, 2006
Total assets	$745,751	$345,357	$481,475	$1,572,583

Fiscal 2005
Net sales	$2,330,483		$4,253	$2,334,736
Depreciation and amortization	44,341		32,728	77,069
Income before interest and taxes	196,360		(79,082)	117,278
Interest expense			(15,610)	(15,610)
Income tax provision			(37,142)	(37,142)
Net income	196,360		(131,834)	64,526
Capital expenditures	34,115		26,450	60,565

As of January 29, 2005
Total assets	$700,448		$603,323	$1,303,771
____________________
(1) Fiscal 2007 includes 82 LANE BRYANT OUTLET stores and 45 PETITE SOPHISTICATE OUTLET stores.
(2) From date of acquisition of Crosstown Traders, Inc. on June 2, 2005.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

Goodwill by reportable business segment is as follows:

	February 3,	January 28,
(In thousands)	2007	2006

Retail Stores:
LANE BRYANT	$23,436	$23,436
CATHERINES	43,230	43,230

Direct-to-Consumer:
Crosstown Traders	86,704	87,887
	$153,370	$154,553

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	February 3, 2007		January 28, 2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$143,838	$143,838	$130,132	$130,132
Available-for-sale securities	1,997	1,997	20,150	20,150
Investment in asset-backed securities	60,643	60,643	66,828	66,828

Liabilities:
4.75% Senior Convertible Notes due 2012	149,999	205,686	150,000	203,610
Revolving credit facility	0	0	50,000	50,000
6.07% mortgage note, due October 2014	11,696	11,410	12,261	12,151
6.53% mortgage note, due November 2012	8,050	7,939	9,450	9,397
7.77% mortgage note, due December 2011	8,496	8,675	9,050	9,386
Other long-term debt	917	854	1,158	1,016

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 3, 2007
(Continued)

NOTE 20. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First		Second		Third		Fourth
(In thousands, except per share amounts)	Quarter		Quarter		Quarter		Quarter

Fiscal 2007(1)
Net sales	$734,922		$763,353		$695,278		$873,964
Gross profit	233,850	(2)	228,753	(2)	214,460	(2)	248,570
Net income	32,061		32,563		19,357		24,942
Basic net income per share	$.26		$.27		$.16		$.20
Diluted net income per share	.24		.24		.15		.19

Fiscal 2006(1)
Net sales	$603,353		$689,075		$663,677		$799,620
Gross profit	200,650		220,907		200,189		219,632
Net income	30,017		39,424		10,762		19,188
Basic net income per share	$.25		$.33		$.09		$.16
Diluted net income per share	.23		.30		.09		.15
____________________
(1) Fiscal 2007 is a 53-week fiscal year consisting of three 12-week quarters and a fourth quarter of 17 weeks. Fiscal 2006 is a 52-week fiscal year consisting of three 12-week quarters and a fourth quarter of 16 weeks.

(2) Includes reclassifications to conform to fourth-quarter and full-year presentation.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate and in such a manner as to allow timely decisions regarding required disclosure. Our Disclosure Committee, which is made up of several key management employees and reports directly to the CEO and CFO, assists our management, including our CEO and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

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

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of February 3, 2007 appears on page 56 of this Report on Form 10-K, and is incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 57-58 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Other than internal control changes resulting from the integration activities of our June 2, 2005 acquisition of Crosstown Traders, and the recent conversion of our E-commerce operating platforms and systems, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officers is included under the captions “Directors Standing for Election,” “Biographies of Directors,” “Corporate Governance at Charming Shoppes,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference. Information regarding Executive Officers is included under “Additional Part I Information - Our Executive Officers,” in Part I of this Report.

We have adopted the Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy (the “Policy”), that applies to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, and principal accounting officer. The Policy has been filed as Exhibit 14 to this report on Form 10-K. We have also adopted corporate governance guidelines (the “Guidelines”) and charters (the “Charters”) for the audit committee, the compensation committee, the corporate governance and nominating committee, and the finance committee of our Board of Directors. The Policy, Guidelines, and Charters are available on our Internet website, www.charmingshoppes.com, in the “About Us” section, under “Corporate Governance”. A copy of the Policy, Guidelines, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 450 Winks Lane, Bensalem, PA, 19020.

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

Item 11. Executive Compensation

Information regarding executive compensation is included under the captions “Compensation of Executive Officers” and “Report of the Compensation Committee” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and director independence is included under the captions “Corporate Governance at Charming Shoppes” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.

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

4.5
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (File No. 000-07258, Exhibit 10.1).

4.6
Amendment No. 1, dated as of May 17, 2006, to Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 29, 2006. (File No. 000-07258, Exhibit 99.1).

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

10.1.12
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.13
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

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

10.1.31
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

Management Contracts and Compensatory Plans and Arrangements

10.2.1
The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended and restated January 25, 2006, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.2.1).

10.2.2
Form of Charming Shoppes, Inc. 1988 Key Employee Stock Option Plan Key Employee Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.2.2).

10.2.3
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.1).

10.2.4
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.6).

10.2.5	The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005.

10.2.6
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.2).

10.2.7
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.3).

10.2.8
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.1).

10.2.9
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.2).

10.2.10
The 1993 Employees’ Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.11
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.8).

10.2.12
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

10.2.14
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.22).

10.2.15
The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.10).

10.2.16
The Charming Shoppes Inc. 1999 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.24).

10.2.17
Charming Shoppes, Inc. 1999 Associates’ Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.25).

10.2.18
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.2.29).

10.2.19
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.23).

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

10.2.22	2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.2.23
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.24
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.2)

10.2.25
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.4)

10.2.26
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006. (File No. 000-07258, Exhibit 99.1)

10.2.27
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.28
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (File No. 000-07258, Exhibit 10.1).

10.2.29	Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan.

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

10.2.32
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes Variable Deferred Compensation Plan for Executives and the Charming Shoppes Non-Employee Director Compensation Plan.

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

10.2.36	Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007.

10.2.37
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.38
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.39
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

10.2.42
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.2)

10.2.43
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.3)

10.2.44
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

10.2.45
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.30).

10.2.46
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements.

10.2.47
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.31).

Other Exhibits

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: April 2, 2007	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN	/S/ ERIC M. SPECTER
Dorrit J. Bern	Eric M. Specter
Chairman of the Board	Executive Vice President
President and Chief Executive Officer	Chief Financial Officer
April 2, 2007	April 2, 2007

/S/ JOHN J. SULLIVAN	/S/ WILLIAM O. ALBERTINI
John J. Sullivan	William O. Albertini
Vice President, Corporate Controller	Director
Chief Accounting Officer	April 2, 2007
April 2, 2007

/S/ YVONNE M. CURL	/S/ CHARLES T. HOPKINS
Yvonne M. Curl	Charles T. Hopkins
Director	Director
April 2, 2007	April 2, 2007

/S/ KATHERINE M. HUDSON	/S/ PAMELA LEWIS DAVIES
Katherine M. Hudson	Pamela Lewis Davies
Director	Director
April 2, 2007	April 2, 2007

/S/ JEANNINE STRANDJORD	/S/ ALAN ROSSKAMM
Jeannine Strandjord	Alan Rosskamm
Director	Director
April 2, 2007	April 2, 2007

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

4.5
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005. (File No. 000-07258, Exhibit 10.1).

4.6
Amendment No. 1, dated as of May 17, 2006, to Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 29, 2006. (File No. 000-07258, Exhibit 99.1).

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

10.1.12
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.13
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

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

10.1.31
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.2.1
The 1988 Key Employee Stock Option Plan of Charming Shoppes, Inc., as amended and restated January 25, 2006, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.2.1).

10.2.2
Form of Charming Shoppes, Inc. 1988 Key Employee Stock Option Plan Key Employee Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.2.2).

10.2.3
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.1).

10.2.4
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.6).

10.2.5	The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005.

10.2.6
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.2).

10.2.7
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 10.3).

10.2.8
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.1).

10.2.9
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005. (File No. 000-07258, Exhibit 10.2).

10.2.10
The 1993 Employees’ Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994. (File No. 000-07258, Exhibit 10.2.10).

10.2.11
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.8).

10.2.12
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

10.2.14
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002. (File No. 000-07258, Exhibit 10.2.22).

10.2.15
The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996. (File No. 000-07258, Exhibit 10.2.10).

10.2.16
The Charming Shoppes Inc. 1999 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.24).

10.2.17
Charming Shoppes, Inc. 1999 Associates’ Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999. (File No. 000-07258, Exhibit 10.2.25).

10.2.18
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001. (File No. 000-07258, Exhibit 10.2.29).

10.2.19
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

10.2.22	2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004.

10.2.23
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.24
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.2)

10.2.25
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005. (File No. 000-07258, Exhibit 99.4)

10.2.26
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006. (File No. 000-07258, Exhibit 99.1)

10.2.27
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement - Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.28
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003. (File No. 000-07258, Exhibit 10.1).

10.2.29	Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan.

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

10.2.32
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes Variable Deferred Compensation Plan for Executives and the Charming Shoppes Non-Employee Director Compensation Plan.

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

10.2.36	Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007.

10.2.37
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.38
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.39
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

10.2.42
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.2)

10.2.43
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.3)

10.2.44
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

10.2.45
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.30).

10.2.46
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements.

10.2.47
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003. (File No. 000-07258, Exhibit 10.2.31).

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.