Form 10-Q
period 2007-05-05
CHARMING SHOPPES INC
filed 2007-06-08
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of June 4, 2007 was 128,605,982 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5,	February 3,
(In thousands, except share amounts)	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,913	$143,838
Available-for-sale securities	300	1,997
Accounts receivable, net of allowances of $5,627 and $5,083	6,831	33,366
Investment in asset-backed securities	61,564	60,643
Merchandise inventories	469,508	429,433
Deferred advertising	20,701	21,707
Deferred taxes	5,573	4,469
Prepayments and other	139,010	145,385
Total current assets	944,400	840,838

Property, equipment, and leasehold improvements – at cost	1,026,396	996,430
Less accumulated depreciation and amortization	592,835	573,984
Net property, equipment, and leasehold improvements	433,561	422,446

Trademarks and other intangible assets	248,809	249,490
Goodwill	153,370	153,370
Other assets	54,789	44,798
Total assets	$1,834,929	$1,710,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
4.75% Senior convertible notes	$149,999	$0
Accounts payable	197,125	178,629
Accrued expenses	168,153	190,702
Income taxes payable	1,233	0
Current portion – long-term debt	10,134	10,887
Total current liabilities	526,644	380,218

Deferred taxes	56,944	57,340
Other non-current liabilities	164,492	144,722
Long-term debt	279,129	181,124

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 136,020,034 shares and 135,762,531 shares	13,602	13,576
Additional paid-in capital	255,120	285,159
Treasury stock at cost – 22,580,893 shares and 12,265,993 shares	(215,238)	(84,136)
Accumulated other comprehensive income/(loss)	(2)	1
Retained earnings	754,238	732,938
Total stockholders’ equity	807,720	947,538
Total liabilities and stockholders’ equity	$1,834,929	$1,710,942

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
(In thousands, except per share amounts)	2007	2006

Net sales	$784,712	$734,922

Cost of goods sold, buying, catalog, and occupancy expenses	546,197	501,072
Selling, general, and administrative expenses	195,620	181,447
Total operating expenses	741,817	682,519

Income from operations	42,895	52,403

Other income	1,330	1,547
Interest expense	(3,263)	(4,124)

Income before income taxes	40,962	49,826
Income tax provision	14,664	17,765

Net income	26,298	32,061

Other comprehensive income, net of tax
Unrealized (losses)/gains on available-for-sale securities,
net of income tax benefit/(provision) of $1 in 2007 and ($2) in 2006	(3)	3

Comprehensive income	$26,295	$32,064

Basic net income per share	$.21	$.26

Diluted net income per share	$.20	$.24

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
(In thousands)	2007	2006

Operating activities
Net income	$26,298	$32,061
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,744	20,158
Deferred income taxes	(395)	(1,665)
Stock-based compensation	2,924	2,551
Excess tax benefits related to stock-based compensation	(636)	(2,035)
Net loss from disposition of capital assets	460	353
Net gain from securitization activities	(193)	(152)
Changes in operating assets and liabilities
Accounts receivable, net	26,535	30,118
Merchandise inventories	(40,075)	(72,206)
Accounts payable	18,496	49,720
Deferred advertising	1,006	(953)
Prepayments and other	4,625	(11,127)
Income taxes payable	1,869	18,274
Accrued expenses and other	(3,476)	(6,160)
Net cash provided by operating activities	60,182	58,937

Investing activities
Investment in capital assets	(37,511)	(23,854)
Gross purchases of securities	(1,598)	(3,251)
Proceeds from sales of securities	2,563	9,463
Increase in other assets	(3,523)	(7,042)
Net cash used by investing activities	(40,069)	(24,684)

Financing activities
Proceeds from short-term borrowings	5,383	96,418
Repayments of short-term borrowings	(5,383)	(106,418)
Proceeds from issuance of senior convertible notes	250,000	0
Repayments of long-term borrowings	(2,749)	(3,766)
Payments of deferred financing costs	(6,250)	0
Excess tax benefits related to stock-based compensation	636	2,035
Purchase of hedge on senior convertible notes	(82,250)	0
Sale of common stock warrants	49,050	0
Purchases of treasury stock	(131,102)	0
Net proceeds/(payments) from shares issued under employee stock plans	(373)	2,223
Net cash provided/(used) by financing activities	76,962	(9,508)

Increase in cash and cash equivalents	97,075	24,745
Cash and cash equivalents, beginning of period	143,838	130,132
Cash and cash equivalents, end of period	$240,913	$154,877

See Notes to Condensed Consolidated Financial Statements

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)

Note 1. Condensed Consolidated Financial Statements

We have prepared our condensed consolidated balance sheet as of May 5, 2007, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks ended May 5, 2007 and April 29, 2006, and our condensed consolidated statements of cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006 without audit.  In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our February 3, 2007 Annual Report on Form 10-K.  The results of operations for the thirteen weeks ended May 5, 2007 and April 29, 2006 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the terms “Fiscal 2008” and “Fiscal 2007” refer to our fiscal year ending February 2, 2008 and our fiscal year ended February 3, 2007, respectively.  The term “Fiscal 2009” refers to our fiscal year ending January 31, 2009.  The terms “Fiscal 2008 First Quarter” and “Fiscal 2007 First Quarter” refer to our fiscal quarters ended May 5, 2007 and April 29, 2006, respectively.  The term “Fiscal 2008 Second Quarter” refers to our fiscal quarter ending August 4, 2007.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We also consider the similarity of economic characteristics, production processes, and operations in aggregating our operating segments.  Accordingly, we have aggregated our retail stores and store-related E-commerce operations into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations are reported under the Direct-to-Consumer segment.  The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET™), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE® brands.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs.  See “Note 10. Segment Reporting” below for further information regarding our segment reporting.

Stock-based Compensation

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 11.  Stock-Based Compensation Plans” in our February 3, 2007 Annual Report on Form 10-K.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Our 2003 Non-Employee Directors Compensation Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), or deferred shares of up to an aggregate total of 600,000 shares of our common stock to members of our Board of Directors that are not employed by the Company, provided that in no event may more than 50% of such shares be delivered in connection with “full-value awards.”  The exercise price of options or SARs granted under the plan may not be less than the fair market value of our common stock on the date of grant.  Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees.  The plan provides for a one-time restricted stock award of 10,000 shares of common stock that vest in equal amounts over three years to a newly elected or appointed non-employee director.  The plan also provides for annual grants of options for 7,500 shares of common stock that vest in one year and annual grants of 7,500 RSUs that vest in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders.  As of May 5, 2007, 203,671 shares were available for future grants under this plan.

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) provides for the grant of options (including both incentive and non-qualified stock options), restricted stock, SARS, restricted stock units, and a variety of other types of awards of up to an aggregate of 6,500,000 shares of our common stock plus shares remaining available under certain of our previous plans.  Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards.  Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards at a three-to-one ratio.  The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year.  As of May 5, 2007, 3,696,850 shares were available for future grants under this plan.

Our 1988 Key Employee Stock Option Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock.  The exercise price of options granted under this plan is $1.00 per share.  As of May 5, 2007, 101,807 shares were available for future grants under this plan.

The table below summarizes stock option activity for the thirteen weeks ended May 5, 2007:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at February 3, 2007	2,217,790	$5.82	$1.00	–	$13.84
Granted – option price less than market price	18,000	1.00	1.00	–	1.00
Canceled/forfeited	(4,254)	7.72	1.00	–	11.28
Exercised	(62,377)	5.38	1.00	–	8.46
Outstanding at May 5, 2007	2,169,159	$5.79	$1.00	–	$13.84
Exercisable at May 5, 2007	2,040,863	$5.80	$1.00	–	$13.84

The aggregate intrinsic value of options outstanding and options exercisable at May 5, 2007 (aggregate market value on May 5, 2007 less aggregate exercise price) was $14,140,000, and $13,284,000, respectively.  The aggregate intrinsic value of options exercised during the Fiscal 2008 First Quarter was $432,000.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period.  Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period.  An aggregate total of 2,000,000 shares are reserved for grant under this plan.  As of May 5, 2007, 1,133,547 shares were available for future purchases under this plan.

Stock-based compensation expense for the thirteen weeks ended May 5, 2007 and April 29, 2006 includes (i) compensation cost for all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards.

We use the Black-Scholes valuation model to estimate the fair value of stock options, and amortize stock-based compensation on a straight-line basis over the estimated life of a stock option or the vesting period of an award.  Estimates or assumptions we used under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” in our February 3, 2007 Annual Report on Form 10-K.

Total stock-based compensation recognized in our results of operations for the thirteen weeks ended May 5, 2007 and April 29, 2006 was $2,924,000 and $2,551,000, respectively.  Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $23,636,000 as of May 5, 2007.  The weighted-average period over which we expect to recognize this compensation is approximately 3.0 years.

Crosstown Traders Integration Plan

Concurrent with our acquisition of Crosstown Traders (see “Item 8. Financial Statements and Supplementary Data; Note 2. Acquisition of Crosstown Traders, Inc.” in our February 3, 2007 Annual Report on Form 10-K), we prepared a formal integration plan for Crosstown Traders’ operations that included exiting and consolidating certain activities of Crosstown Traders, lease terminations, severance, and certain other exit costs.  As of January 28, 2006, we finalized the plan and recorded a liability for the costs of the plan, which we recorded as a component of the purchase price of the acquisition in accordance with FASB Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Liabilities recorded in connection with the integration plan outstanding as of February 3, 2007, payments or settlements of these liabilities for the thirteen weeks ended May 5, 2007, and the remaining accrual as of May 5, 2007 were as follows:

	Balance at	Thirteen Weeks Ended	Balance at
	February 3,	May 5, 2007	May 5,
(In thousands)	2007	Payments/Settlements	2007

Lease termination and related costs	$1,820	$(219)	$1,601
Other costs	239	(72)	167
Total	$2,059	$(291)	$1,768

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog.  Details of our accounts receivable are as follows:

	May 5,	February 3,
(In thousands)	2007	2007

Due from customers	$12,458	$38,449
Allowance for doubtful accounts	(5,627)	(5,083)
Net accounts receivable	$6,831	$33,366

Note 3. Trademarks and Other Intangible Assets

	May 5,	February 3,
(In thousands)	2007	2007

Trademarks, tradenames, and internet domain names	$241,988	$241,850
Customer lists, customer relationships, and covenant not to compete	16,400	16,400
Total at cost	258,388	258,250
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	9,579	8,760
Net trademarks and other intangible assets	$248,809	$249,490

Note 4. Short-term Borrowings and Long-term Debt

	May 5,	February 3,
(In thousands)	2007	2007

Short-term borrowings
4.75% Senior Convertible Notes, due June 2012(1)	$149,999	$0

Long-term debt
1.125% Senior Convertible Notes, due May 2014	$250,000	$0
4.75% Senior Convertible Notes, due June 2012(1)	0	149,999
Capital lease obligations	10,814	12,853
6.07% mortgage note, due October 2014	11,542	11,696
6.53% mortgage note, due November 2012	7,700	8,050
7.77% mortgage note, due December 2011	8,350	8,496
Other long-term debt	857	917
Total long-term debt	289,263	192,011
Less current portion	10,134	10,887
Long-term debt	$279,129	$181,124
____________________

(1) On April 30, 2007, we called these notes for redemption on June 4, 2007. As of June 4, 2007, holders of $149,956,000 aggregate principal amount of these notes had exercised their right to convert their notes into an aggregate of 15,145,556 shares of our common stock and the remaining notes were redeemed for cash (see “Note 12. Subsequent Events” below).

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 4. Short-term Borrowings and Long-term Debt (Continued)

On April 30, 2007, we issued $250,000,000 in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  We received proceeds of approximately $243,750,000 from the issuance, net of underwriting fees of approximately $6,250,000.  We included the underwriting fees in “Other assets,” and are amortizing them to interest expense on an effective interest rate basis over seven years.  The 1.125% Notes were issued at par plus accrued interest, if any, from April 30, 2007, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier converted or repurchased by us.

The initial purchasers of the 1.125% Notes had the option to purchase up to an additional $25,000,000 in principal amount of notes from us to cover over-allotments, which was exercised on May 11, 2007.  See “Note 12. Subsequent Events” below for information regarding the exercise of the over-allotment option.

Holders of the 1.125% Notes may convert their notes based on a conversion rate of 65.0233 shares of our common stock per $1,000 principal amount of notes (the equivalent of $15.379 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the 1.125% Notes (the “Indenture”): (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the 1.125% Notes is below a specified threshold; (3) at any time after November 15, 2013; or (4) upon the occurrence of certain corporate transactions.

Upon conversion, we intend to deliver an amount in cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation.  If our conversion obligation exceeds the aggregate principal amount of the 1.125% Notes, we will deliver shares of our common stock in respect of the excess.  However, we have the option, subject to the approval of our Board of Directors, to elect to satisfy our conversion obligation entirely in shares of our common stock.  In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture.  In addition, if we undergo a Fundamental Change before maturity of the 1.125% Notes, we may be required to repurchase for cash all or a portion of the 1.125% Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase. As of May 5, 2007, none of the conditions allowing holders of the 1.125% Notes to convert had been met.

We are required to file a shelf registration statement covering resales of the 1.125% Notes and the shares of our common stock issuable on conversion of the notes with the Securities and Exchange Commission (“SEC”).  If we are not eligible to use an automatic shelf registration statement, we are required to use our reasonable efforts to cause the shelf registration statement to become effective no later than 210 days after the first date of original issuance of the notes.  If we fail to meet these terms, we will be required to pay additional interest on the 1.125% Notes in an amount of up to 0.50% per annum.  As of May 5, 2007, we expect to meet the terms of the registration requirements.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of May 5, 2007.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 4. Short-term Borrowings and Long-term Debt (Continued)

Concurrently with the issuance of the 1.125% Notes, we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  The call options allow us to purchase up to approximately 16,256,000 shares of our common stock (17,881,000 shares including exercise of the over-allotment option) at an initial strike price of $15.379 per share.  The call options expire on May 1, 2014 and must be net-share settled.  The cost of the call options prior to exercise of the over-allotment option was approximately $82,250,000.

In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 17,069,000 shares of our common stock (18,775,000 shares including exercise of the over-allotment option) at an initial strike price of $21.607 per share.  The warrants expire on various dates from July 30, 2014 through December 18, 2014 and must be net-share settled.  We received approximately $49,050,000 in cash proceeds from the sale of these warrants prior to exercise of the over-allotment option.

The call options are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price of the notes to $21.607 per share, representing a 73.0% conversion premium over the closing price of our common stock on April 30, 2007 of $12.49 per share.

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entity’s own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met.

We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheet as of May 5, 2007.  We used a portion of the net proceeds from the 1.125% Notes to pay the $33,200,000 net cost of the call options and warrants.

In accordance with SFAS No. 128, “Earnings Per Share,” the 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because the principal amount of the 1.125% Notes will be settled in cash upon conversion.  Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $15.379 per share using the treasury stock method.  For the first $1.00 by which the price of our common stock exceeds $15.379 per share, there would be dilution of approximately 1,093,000 shares.  Further increases in the share price would result in additional dilution at a declining rate, such that a price of $21.607 per share would result in cumulative dilution of approximately 5,156,000 shares.  Should the stock price exceed $21.607 per share, we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  The 1.125% Notes and warrants would have a combined dilutive effect such that, for the first $1.00 by which the stock price exceeds $21.607 per share, there would be cumulative dilution of approximately 6,552,000 shares prior to conversion.  Further increases in the share price would result in additional dilution at a declining rate.

The call options are not considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive.  Upon conversion of the 1.125% Notes, the call options will serve to neutralize the dilutive effect of the notes up to a stock price of $21.607 per share.  For the first $1.00 by which the stock price exceeds $21.607 per share, the call options would reduce the cumulative dilution of approximately 6,552,000 shares in the example above to approximately 833,000 shares upon conversion of the notes.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 4. Short-term Borrowings and Long-term Debt (Continued)

The preceding calculations assume the exercise of the over-allotment option and assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated, and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.

During the Fiscal 2008 First Quarter, we used $131,102,000 of the net proceeds from the issuance of the 1.125% Notes to repurchase approximately 10,315,000 shares of our common stock.  We expect to use the remaining proceeds to repurchase additional shares of our common stock in the open market or in privately negotiated transactions, or for general corporate purposes.

On April 30, 2007, we called for redemption on June 4, 2007 our $149,999,000 outstanding aggregate principal amount of 4.75% Senior Convertible Notes Due 2012 (the “4.75% Notes”).  As a result of the call for redemption, we classified the 4.75% Notes as short-term borrowings in our accompanying condensed consolidated balance sheet as of May 5, 2007.  See “Note 12. Subsequent Events” below for information regarding the redemption of the 4.75% Notes.

Note 5. Stockholders’ Equity

Thirteen
Weeks Ended
May 5,
(Dollars in thousands)	2007

Total stockholders’ equity, beginning of period	$947,538
Cumulative effect of adoption of FIN No. 48(1)	(4,998)
Net income	26,298
Issuance of common stock (149,808 shares), net of shares withheld for payroll taxes	(373)
Purchase of treasury shares (10,314,900 shares)	(131,102)
Sale of common stock warrants(2)	49,050
Purchase of common stock call options(2)	(82,250)
Stock-based compensation expense	2,924
Excess tax benefits related to stock-based compensation	636
Unrealized losses on available-for-sale securities, net of tax	(3)
Total stockholders’ equity, end of period	$807,720
____________________

(1) See “Note 8. Income Taxes” below.

(2) See “Note 4. Short-term Borrowings and Long-term Debt” above.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 6. Customer Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers generally join these programs by paying an annual membership fee.  We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs in connection with administering these programs as cost of goods sold when incurred.  During the thirteen weeks ended May 5, 2007 and April 29, 2006, we recognized revenues of $5,702,000 and $4,070,000, respectively, in connection with our loyalty card programs.

Note 7. Net Income Per Share

	Thirteen Weeks Ended
	May 5,	April 29,
(In thousands, except per share amounts)	2007	2006

Basic weighted average common shares outstanding	123,003	121,813
Dilutive effect of assumed conversion of 4.75% Senior Convertible Notes	15,182	15,182
Dilutive effect of stock options and awards	1,753	2,432
Diluted weighted average common shares and equivalents outstanding	139,938	139,427

Net income	$26,298	$32,061
Decrease in interest expense from assumed conversion of 4.75% Senior Convertible
Notes, net of income taxes	1,128	1,128
Net income used to determine diluted net income per share	$27,426	$33,189

Options with weighted average exercise price greater than market price, excluded from computation of net income per share:
Number of shares	1	0
Weighted average exercise price per share	$13.84	$0.00

Our 1.125% Notes have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  The call options are not considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share, we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See ”Note 4. Short-term Borrowings and Long-term Debt” above and “Note 12. Subsequent Events” below for further information regarding the 1.125% Notes and related call options and warrants.  and the conversion of our 4.75% Notes.

Note 8. Income Taxes

The effective income tax rate was 35.8% for the thirteen weeks ended May 5, 2007, as compared to 35.7% for the thirteen weeks ended April 29, 2006.

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

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 8. Income Taxes (Continued)

FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  The recognized benefit is measured as the largest amount of benefit which is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis.  A tax position failing to qualify for initial recognition is recognized in the first interim period in which it meets the FIN No. 48 recognition standard, or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  De-recognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained.  Differences between amounts recognized in balance sheets prior to the adoption of FIN No. 48 and amounts reported after adoption (except for items not recognized in earnings) are accounted for as a cumulative effect adjustment to retained earnings as of the date of adoption of FIN No. 48, if material.

We adopted the provisions of FIN No. 48 effective as of February 4, 2007.  In accordance with FIN No. 48, we recognized a cumulative effect adjustment of $4,998,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

As of February 4, 2007, we had $44,203,000 of gross unrecognized tax benefits.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $15,106,000.  We record interest and penalties related to unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN No. 48, we had accrued interest and penalties of $7,412,000.  During the Fiscal 2008 First Quarter, there was no material change in either the unrecognized tax benefits or accrued interest and penalties.  We do not expect that any of the previously unrecognized tax benefits or interest and penalties will materially increase or decrease within the next 12 months.

Our U.S. Federal income tax returns for Fiscal 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”).  The IRS is not currently examining any of our tax returns.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2003 and beyond, depending upon the jurisdiction, remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2003 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1999.

Note 9. Asset Securitization

Our FASHION BUG, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, which transfers its interest in the receivables to the Charming Shoppes Master Trust (the “Trust”) through a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).  Through Fiscal 2007, our Crosstown Traders apparel-related catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders.  Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a separate and distinct special-purpose entity.  On February 5, 2007, the Bank acquired the account relationships of the Crosstown Traders catalog proprietary credit cards and all subsequent new receivables are originations of the Bank.  This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 9. Asset Securitization (Continued)

The QSPEs can sell interests in these receivables on a revolving basis for a specified term.  At the end of the revolving period, an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.  All assets of the QSPEs (including the receivables) are isolated and support the securities issued by those entities.  Our asset securitization program is more fully described in “Item 8. Financial Statements and Supplementary Data; Note 16. Asset Securitization” in our February 3, 2007 Annual Report on Form 10-K.

Note 10. Segment Reporting

We operate and report in two segments, Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We also consider the similarity of economic characteristics, production processes, and operations in aggregating our operating segments.  Accordingly, we have aggregated our retail stores and store-related E-commerce operations into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations are separately reported under the Direct-to-Consumer segment.

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our February 3, 2007 Annual Report on Form 10-K.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared service costs, information systems support costs, and insurance costs to our Retail Stores or Direct-to-Consumer segments.  For our Retail Stores segment, operating costs consist primarily of store selling, buying, and occupancy costs.  For our Direct-to-Consumer segment, operating costs consist primarily of catalog development, production, and circulation costs, E-commerce advertising costs, and order processing costs.  Other costs that are currently allocated to the segments include warehousing costs.

Corporate and Other includes unallocated general and administrative costs, shared service center costs, insurance costs, information systems support costs, corporate depreciation and amortization, corporate occupancy costs, the results of our proprietary credit card operations, and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and taxes.

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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 10. Segment Reporting (Continued)

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other	Consolidated

Thirteen weeks ended May 5, 2007(1)
Net sales	$685,522	$98,372	$818	$784,712
Depreciation and amortization	12,361	56	10,327	22,744
Income before interest and taxes	74,030	1,490	(31,295)	44,225
Interest expense			(3,263)	(3,263)
Income tax provision			(14,664)	(14,664)
Net income	74,030	1,490	(49,222)	26,298
Capital expenditures	29,834	127	7,550	37,511

Thirteen weeks ended April 29, 2006
Net sales	$627,404	$107,405	$113	$734,922
Depreciation and amortization	11,094	32	9,032	20,158
Income before interest and taxes	75,213	5,326	(26,589)	53,950
Interest expense			(4,124)	(4,124)
Income tax provision			(17,765)	(17,765)
Net income	75,213	5,326	(48,478)	32,061
Capital expenditures	15,413	28	8,413	23,854
____________________

(1) Retail Stores segment includes 82 LANE BRYANT OUTLET stores and 45 PETITE SOPHISTICATE OUTLET stores opened in the second half of Fiscal 2007.

Note 11. Impact of Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting and Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities.  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting.

SFAS No. 156 requires the servicer to initially measure all separately recognized servicing assets and liabilities at fair value, if practicable.  Subsequent to initial recognition of the servicing assets or liabilities, the servicer can choose either of two methods for subsequent measurement of the servicing assets or liabilities:

•
Amortization method – Amortize the servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or loss and assess the assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

•	Fair value measurement method – Measure the servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 11. Impact of Recent Accounting Pronouncements (Continued)

SFAS No. 156 also requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and liabilities.

We adopted the provisions of SFAS No. 156 prospectively, effective as of the beginning of Fiscal 2008.  The adoption of SFAS No. 156 did not have a material effect on our financial condition or results of operations.

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF Issue No. 06-3 provides that gross or net presentation is an accounting policy decision that is dependent on the type of tax, and that similar taxes are to be presented in a consistent manner.  The provisions of EITF Issue No. 06-3 are effective as of the beginning of Fiscal 2008.  Our accounting policy is, and has been, to present taxes within the scope of EITF Issue No. 06-3 on a net basis.  Our adoption of EITF Issue No. 06-3 did not result in a change in our accounting policy and, accordingly, had no effect on our results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, expanded disclosures regarding tax uncertainties, and transition.

We adopted the provisions of FIN No. 48 effective as of the beginning of Fiscal 2008 (see “Note 8. Income Taxes” above).

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

In September 2006, the FASB ratified the consensus of EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4.”  EITF Issue No. 06-5 requires a policyholder to consider any additional amounts included in the contractual terms of a life insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract.  The effect of applying the provisions of Issue No. 06-5 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 11. Impact of Recent Accounting Pronouncements (Continued)

We adopted the provisions of EITF Issue No. 06-5 effective as of the beginning of Fiscal 2008.  The adoption of EITF Issue No. 06-5 did not have a material effect on our financial condition or results of operations.

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

We will be required to adopt the provisions of SFAS No. 157 prospectively, effective as of the beginning of Fiscal 2009.  We are evaluating the impact that adoption of SFAS No. 157 would have on our financial condition or results of operations.

Note 12. Subsequent Events

Exercise of Over-allotment Option for 1.125%Notes

On May 11, 2007 (subsequent to the end of the Fiscal 2008 First Quarter), the initial purchasers of our 1.125% Notes exercised their over-allotment option and purchased an additional $25,000,000 in aggregate principal amount of the notes.  See “Note 4. Short-term Borrowings and Long-Term Debt” above for further details on the issuance of the notes.  We received proceeds of approximately $24,375,000 from the exercise of the over-allotment option, and incurred additional underwriting fees of approximately $625,000.  The additional underwriting fees, as well as additional transaction costs incurred in connection with the issuance of the 1.125% Notes, will be recorded in “Other assets,” and will be amortized to interest expense on an effective interest rate basis over the remaining life of the notes to maturity.

As a result of the exercise of the over-allotment option, the number of shares of our common stock that we are allowed to purchase under the call options acquired in connection with the transaction increased from approximately 16,256,000 shares to approximately 17,881,000 shares, and the cost of the call options to us increased from $82,250,000 to $90,475,000.

In addition, as a result of the exercise of the over-allotment option, the number of shares of our common stock that may be purchased from us under the warrants sold in connection with the transaction increased from approximately 17,069,000 shares to approximately 18,775,000 shares, and the cash proceeds from the sale of these warrants increased from $49,050,000 to $53,955,000.

The incremental cost of the call options ($8,225,000) and the incremental proceeds from the sale of warrants ($4,905,000) related to the exercise of the over-allotment option will be recorded as a net reduction of additional paid-in capital in the Fiscal 2008 Second Quarter.  We used a portion of the net proceeds from the exercise of the over-allotment to pay the net cost of the call options and warrants, and we expect to use the remaining proceeds to repurchase shares of our common stock or for general corporate purposes.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 12. Subsequent Events (Continued)

Redemption of 4.75% Notes

On April 30, 2007, we called for redemption on June 4, 2007 our $149,999,000 outstanding aggregate principal amount of 4.75% Notes.  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149,956,000 principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15,145,556 shares of our common stock and the remaining notes were redeemed for cash.  In addition, we paid $391,000 in lieu of fractional shares.  In anticipation of the conversion of the 4.75% Notes, we repurchased 10,315,000 shares of our common stock with $131,102,000 of the proceeds from the issuance of our 1.125% Notes during the Fiscal 2008 First Quarter (see “Note 4. Short-term Borrowings and Long-term Debt” above).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.  As used in this management’s discussion and analysis, the terms “Fiscal 2008” and “Fiscal 2007” refer to our fiscal year ending February 2, 2008 and our fiscal year ended February 3, 2007, respectively.  The terms “Fiscal 2008 First Quarter” and “Fiscal 2007 First Quarter” refer to the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.  The term “Fiscal 2007 Second Quarter” refers to the thirteen weeks ended July 29, 2006.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

•
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “Fundamental Change,” as defined in the indenture relating to the 1.125% Notes.  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

•
The Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) is currently reviewing the accounting for convertible debt instruments with terms similar to our 1.125% Notes.  The EITF is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument.  This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase in reported interest expense.  Implementation of such a change would not affect our cash flows.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Historically, actual results have not differed materially from those determined using required estimates.  Our critical accounting policies are discussed in the management’s discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.  Except as disclosed below and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Senior Convertible Notes

On April 30, 2007, we issued $250.0 million in aggregate principal amount of our 1.125% Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007 (subsequent to the end of the Fiscal 2008 First Quarter), the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in aggregate principal amount of the notes.  See “Notes to Condensed Consolidated Financial Statements; Note 4. Short-term Borrowings and Long-term Debt” and “Note 12. Subsequent Events” above for further details of the transaction.  We include the costs related to the transaction in “Other assets,” and are amortizing them to interest expense on an effective interest rate basis over the life of the  notes to maturity.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of May 5, 2007.

Concurrently with the issuance of the 1.125% Notes, we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  The call options expire on May 1, 2014, and must be net-share settled.  The call options are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price.  In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase shares of our common stock.  The warrants expire on various dates from July 30, 2014 through December 18, 2014.  The warrants must be net-share settled.

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entity’s own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met.

We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheet as of May 5, 2007.

We will be required to monitor the 1.125% Notes, call options, and warrants for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to qualify under the provisions of EITF Issue 00-19 or paragraph 11(a) of SFAS No. 133, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities as they occur in consolidated net income until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

In accordance with SFAS No. 128, Earnings Per Share,” the 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because the principal amount of the 1.125% Notes will be settled in cash upon conversion.  Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $15.379 per share using the treasury stock method.  For the first $1.00 by which the price of our common stock exceeds $15.379 per share, there would be dilution of approximately 1.1 million shares.  Further increases in the share price would result in additional dilution at a declining rate, such that a price of $21.607 per share would result in cumulative dilution of approximately 5.2 million shares.  Should the stock price exceed $21.607 per share, we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  The 1.125% Notes and warrants would have a combined dilutive effect such that, for the first $1.00 by which the stock price exceeds $21.607 per share, there would be cumulative dilution of approximately 6.6 million shares prior to conversion.  Further increases in the share price would result in additional dilution at a declining rate.

The call options are not considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive.  Upon conversion of the 1.125% Notes, the call options will serve to neutralize the dilutive effect of the notes up to a stock price of $21.607 per share.  For the first $1.00 by which the stock price exceeds $21.607 per share, the call options would reduce the cumulative dilution of approximately 6.6 million shares in the example above to approximately 0.8 million shares upon conversion of the notes.

The preceding calculations assume the exercise of the over-allotment option and assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated, and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.

Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective as of February 4, 2007 (see “Notes to Condensed Consolidated Financial Statements; Note 8.  Income Taxes” above).  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, expanded disclosures regarding tax uncertainties, and transition.

In accordance with FIN No. 48, we recognized a cumulative effect adjustment of $5.0 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

As of February 4, 2007, we had approximately $44.2 million of gross unrecognized tax benefits.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is approximately $15.1 million.  We record interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN No. 48, we had accrued interest and penalties of approximately $7.4 million.  During the Fiscal 2008 First Quarter, there was no significant change in either the unrecognized tax benefits or accrued interest and penalties.  We do not expect that any of the previously unrecognized tax benefits or interest and penalties will materially increase or decrease within the next 12 months.

Our U.S. Federal income tax returns for Fiscal 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”).  The IRS is not currently examining any of our tax returns.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2003 and beyond, depending upon the jurisdiction, remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2003 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1999.

RECENT DEVELOPMENTS

On April 30, 2007, we issued $250.0 million in aggregate principal amount of our 1.125% Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007 (subsequent to the end of the Fiscal 2008 First Quarter), the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in aggregate principal amount of the notes.

Concurrently with the issuance of the 1.125% Notes, we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  The call options expire on May 1, 2014, and must be net-share settled.  The call options are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price.  In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase shares of our common stock.  The warrants expire on various dates from July 30, 2014 through December 18, 2014.  The warrants must be net-share settled.  We used $36.5 million of the net proceeds from the issuance of the 1.125% Notes to pay the net cost of the call options and warrants.

On April 30, 2007, we called for redemption on June 4, 2007 our $149.999 million outstanding aggregate principal amount of 4.75% Notes.  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149.956 million principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15.146 million shares of our common stock and the remaining notes were redeemed for cash.  In addition, we paid $391 thousand in lieu of fractional shares.  In anticipation of the conversion of the 4.75% Notes, we repurchased 10.3 million shares of our common stock with $131.1 million of the proceeds from the issuance of our 1.125% Notes during the Fiscal 2008 First Quarter.

See “Notes to Condensed Consolidated Financial Statements; Note 4. Short-term Borrowings and Long-term Debt” and “Note 12. Subsequent Events” above for further details of the transactions.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage
	Thirteen Weeks Ended(1)		Change
	May 5,	April 29,	From Prior
	2007	2006	Period

Net sales	100.0%	100.0%	6.8%
Cost of goods sold, buying, catalog, and occupancy expenses	69.6	68.2	9.0
Selling, general, and administrative expenses	24.9	24.7	7.8
Income from operations	5.5	7.1	(18.1)
Other income	0.2	0.2	(14.0)
Interest expense	0.4	0.6	(20.9)
Income tax provision	1.9	2.4	(17.5)
Net income	3.4	4.4	(18.0)
____________________

(1) Results may not add due to rounding.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended
	May 5,	April 29,
(In millions)	2007	2006

FASHION BUG	$257.7	$255.9
LANE BRYANT(1)	322.4	277.0
CATHERINES	100.6	94.5
Other retail stores(2)	4.8	0.0
Total Retail Stores segment sales	685.5	627.4
Total Direct-to-Consumer segment sales	98.4	107.4
Corporate and other(3)	0.8	0.1
Total net sales	$784.7	$734.9
____________________

(1) Includes LANE BRYANT OUTLET stores in the thirteen weeks ended May 5, 2007.

(2) Includes PETITE SOPHISTICATE OUTLET stores in the thirteen weeks ended May 5, 2007.

(3) Primarily revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	0%	1%
FASHION BUG	(2)	(1)
LANE BRYANT	0	2
CATHERINES	5	5

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
FASHION BUG	1	2
LANE BRYANT(3)	9	4
CATHERINES	1	1
Other retail stores(4)	1	—

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(1)	(1)
LANE BRYANT	(2)	(1)
CATHERINES	(0)	(1)

Increase in Retail Stores segment sales	9	4

Direct-to-Consumer segment
Decrease in Direct-to-Consumer segment sales	(8)	—

Increase in consolidated total net sales	7	22(5)
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

(2) Includes incremental Retail Stores segment E-commerce sales.

(3) Includes LANE BRYANT OUTLET stores.

(4) Includes PETITE SOPHISTICATE OUTLET stores.

(5) The increase in consolidated total net sales for the thirteen weeks ended April 29, 2006 includes an 18% increase as a result of the acquisition of Crosstown Traders, Inc. on June 2, 2005.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2008 and planned store activity for all of Fiscal 2008:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2008 Year-to-Date(2):
Stores at February 3, 2007	1,009	859		465	45		2,378

Stores opened	5	24	(3)	2	1		32
Stores closed	(6)	(6)		(2)	(0)		(14)
Net change in stores	(1)	18		0	1		18

Stores at May 5, 2007	1,008	877		465	46		2,396

Stores relocated during period	6	10		5	0		21

Fiscal 2008:
Planned store openings	10	65-75	(4)	10	10	(5)	95-107
Planned store closings	18-22	15-18	(6)	7-10	0		40-50
Planned store relocations	20-25	45-50	(7)	10-15	0		75-90
____________________

(1) Includes PETITE SOPHISTICATE OUTLET stores.

(2) Excludes 2 Crosstown Traders outlet stores that are included in our Direct-to-Consumer segment.

(3) Includes 5 LANE BRYANT OUTLET stores.

(4) Includes approximately 35 LANE BRYANT intimate apparel side-by-side stores and 15 LANE BRYANT OUTLET stores.

(5) Includes 5 PETITE SOPHISTICATE OUTLET stores and 5 full-line PETITE SOPHISTICATE stores.

(6) Includes 1 LANE BRYANT OUTLET store.

(7) Includes approximately 32 conversions to LANE BRYANT intimate apparel side-by-side stores.

Comparison of Thirteen Weeks Ended May 5, 2007 and April 29, 2006

Net Sales

The increase in consolidated net sales in the Fiscal 2008 First Quarter as compared to the Fiscal 2007 First Quarter was a result of increases in net sales from each of the brands in our Retail Stores segment, partially offset by a decrease in net sales from our Direct-to-Consumer segment.  The increase in the Retail Stores segment’s net sales was primarily a result of sales from new LANE BRYANT, LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET stores opened during late Fiscal 2007 and the Fiscal 2008 First Quarter, an increase in comparable retail store sales at our CATHERINES brand, and increases in E-commerce sales at all of our Retail Stores brands.  The Retail Stores segment’s comparable net sales for the Fiscal 2008 First Quarter were flat as compared to the Fiscal 2007 First Quarter, and were in line with our plan for the quarter.  The Retail Stores segment’s net sales for the Fiscal 2008 First Quarter for all of our brands were negatively impacted by unseasonably cold weather during the period.  The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to below-plan performance in our apparel-related catalogs, which resulted from a decline in response rates from both our core customer and prospecting mailing lists, as discussed below.  We operated 2,396 stores in our Retail Stores segment as of May 7, 2007, as compared to 2,241 stores as of April 29, 2006.

Total net sales for the LANE BRYANT brand increased as a result of sales from new stores (including LANE BRYANT OUTLET stores) and an increase in store-related E-commerce sales.  The increase in LANE BRYANT net sales was below our plan for the period.  LANE BRYANT experienced a decrease in the average number of transactions per store and the average dollar sale per transaction in the current-year quarter as compared to the prior-year quarter.  Traffic levels decreased as compared to the prior-year quarter.

Total net sales for the FASHION BUG brand increased slightly as compared to the prior-year quarter.  The increase in FASHION BUG net sales was in line with our plan for the period.  Sales from new stores and an increase in store-related E-commerce sales were partially offset by a decrease in comparable store sales and a decrease in sales as a result of closed stores.  Store traffic levels and the average number of transactions per store decreased from the prior-year quarter, while the average dollar sale per transaction increased as compared to the prior-year quarter.

Total net sales for the CATHERINES brand increased as a result of increases in comparable retail store sales and store-related E-commerce sales, and were above our plan for the period.  CATHERINES’ strong performance during Fiscal 2007 continued into the Fiscal 2008 First Quarter, with an increase in the average dollar sale per transaction partially offset by a decrease in traffic levels and a slight decrease in the average number of transactions per store as compared to the prior-year quarter.

Total net sales for the Direct-to-Consumer segment decreased as compared to the prior-year quarter as a result of reduced response rates to our apparel catalog offerings.  The consolidation of our catalog operations into our Tucson operations and the resulting loss of personnel and disruption had a greater-than-anticipated negative impact on operations and sales during Fiscal 2007.  As a result, we reduced our catalog prospecting and circulation levels during the last six months of Fiscal 2007 in order to reduce advertising expenditures.  The negative impact continued into the Fiscal 2008 First Quarter, and we expect it to continue into the Fiscal 2008 Second Quarter.  We have made a series of management changes, including the appointment of a new president for Crosstown Traders, which are intended to address these issues.

We offer various loyalty card programs to our Retail Stores segment customers.  Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers generally join these programs by paying an annual membership fee.  We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.  During the Fiscal 2008 First Quarter and Fiscal 2007 First Quarter, we recognized revenues of $5.7 million and $4.1 million, respectively, in connection with our loyalty card programs.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The increase in consolidated cost of goods sold, buying, and occupancy expenses as a percentage of consolidated net sales from the Fiscal 2007 First Quarter to the Fiscal 2008 First Quarter was primarily as a result of reduced merchandise margins for both our Retail Stores and Direct-to-Consumer segments.  The reduced merchandise margin in our Retail Stores segment was primarily as a result of increased promotional pricing related to unseasonable weather during the Fiscal 2008 First Quarter.  The reduced merchandise margin in our Direct-to-Consumer segment was primarily as a result of the lack of leverage on catalog advertising costs from reduced sales for our apparel-related catalogs.  Consolidated cost of goods sold increased 1.3% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses increased 0.1% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 1.4% higher in the Fiscal 2008 First Quarter as compared to the Fiscal 2007 First Quarter.  Merchandise margins were negatively affected by increased promotional activities as a result of unseasonable weather during the Fiscal 2008 First Quarter.  In addition, our LANE BRYANT brand entered the current-year quarter with excess holiday inventories, and experienced a higher-than-planned level of markdowns to exit the season.  Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.1% lower in the Fiscal 2008 First Quarter as compared to the Fiscal 2007 First Quarter.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment.  Catalog advertising and fulfillment costs as a percentage of net sales increased in the Fiscal 2008 First Quarter as compared to the Fiscal 2007 First Quarter as a result of the lack of leverage from reduced sales from this segment.  Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales in the current-year period.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased slightly as a percentage of consolidated net sales, as we continued to focus on controlling operating expenses.  Leverage from the increase in Retail Stores net sales and an improvement in general and administrative expenses as a percent of net sales in the Direct-to-Consumer segment were offset by an increase in corporate benefits costs and other administrative expenses.

Income Tax Provision

The effective income tax rate was 35.8% for the Fiscal 2008 First Quarter as compared to 35.7% for the Fiscal 2007 First Quarter.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of the Fiscal 2008 First Quarter (see “CRITICAL ACCOUNTING POLICIES; Income Taxes” above).

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  In addition, our cash and cash equivalents increased during the Fiscal 2008 First Quarter as a result of long-term debt financing, as discussed further in “FINANCING; Long-term debt” below.  The following table highlights certain information related to our liquidity and capital resources:

	May 5,	February 3,
(Dollars in millions)	2007	2007

Cash and cash equivalents	$240.9	$143.8
Available-for-sale securities	0.3	2.0
Working capital	$417.8	$460.6
Current ratio	1.8	2.2
Long-term debt to equity ratio	34.6%	19.1%

Our net cash provided by operating activities increased to $60.2 million for the first quarter of Fiscal 2008 from $58.9 million for the first quarter of Fiscal 2007.  A $5.8 million decrease in net income and a $3.6 million decrease in the net change in accounts receivable from our FIGI’S Direct-to-Consumer catalog were offset by the favorable impact from the timing of payments of deferred, prepaid, and accrued expenses.  Our net investment in inventories decreased $0.9 million in the first quarter of Fiscal 2008 as compared to the first quarter of Fiscal 2007 as a result of our continued management of inventory levels.  Excluding incremental inventory purchased for our outlet business, inventories at the end of the Fiscal 2008 First Quarter were consistent with the end of the Fiscal 2007 First Quarter.  On a same-store basis, inventories increased 5% as of the end of the Fiscal 2008 First Quarter as compared to the end of the Fiscal 2007 First Quarter as a result of increases in spring and year-round product.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $37.5 million during the first quarter of Fiscal 2008.  Construction allowances received from landlords for the first quarter of Fiscal 2008 were $18.7 million.  During Fiscal 2008, we continued our new store opening plan, primarily in our LANE BRYANT brand, which includes a new LANE BRYANT/CACIQUE side-by-side retail store concept, and in our outlet store channel.  We also plan to continue to build our infrastructure for the launch of new catalog offerings, including the launch of the LANE BRYANT catalog in November 2007, as well as further improvement and expansion of our E-commerce operations.

For all of Fiscal 2008, we anticipate incurring capital expenditures of approximately $160 – $165 million before construction allowances received from landlords.  We expect that a majority of these capital expenditures will support store development, including openings, relocations, and store improvements.  The remainder of the expenditures will primarily be for improvements to our information technology and corporate infrastructure.  We expect to finance these additional capital expenditures primarily through internally-generated funds and capital lease financing.

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

As of May 5, 2007, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of May 5, 2007	$36.0	$100.0	$0.0	$180.0	$44.5
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
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

We securitized $151.5 million of private label credit card receivables in the first quarter of Fiscal 2008 and had $363.1 million of securitized credit card receivables outstanding as of May 5, 2007.  We held certificates and retained interests in our securitizations of $61.6 million as of May 5, 2007, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of May 5, 2007, our investment in asset-backed securities included $11.3 million of QSPE certificates, an I/O strip of $16.1 million, and other retained interests of $34.2 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.  Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC.  The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests.  As of May 5, 2007, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers.  As of May 5, 2007, the QSPEs were in compliance with all applicable financial performance standards.  Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series.  We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities.  These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables.  The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

Additional information regarding our asset securitization facility and our LANE BRYANT agreement is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, and under the caption “MARKET RISK’ below.

We lease substantially all of our operating stores under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  As of May 5, 2007, we had an aggregate total of $2.7 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement).  The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of May 5, 2007, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement.  As of May 5, 2007, the applicable rates under the facility were 8.25% for Prime Rate Loans and 6.32% (LIBOR plus 1%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of May 5, 2007.

Long-term Debt

On April 30, 2007, we issued $250.0 million principal amount of our 1.125% Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  We received proceeds of approximately $243.7 million from the issuance, net of underwriting fees of approximately $6.3 million.  The underwriting fees are included in “Other assets,” and we are amortizing them to interest expense on an effective interest rate basis over the life of the notes to maturity (seven years).  The 1.125% Notes were issued at par, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier converted or repurchased by us.

The initial purchasers of the 1.125% Notes had the option to purchase up to an additional $25.0 million in principal amount of notes from us to cover over-allotments.  On May 11, 2007 (subsequent to the end of the Fiscal 2008 First Quarter), the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in principal amount of the notes.  We received proceeds of approximately $24.4 million from the exercise of the over-allotment option, and incurred additional underwriting fees of approximately $0.6 million.  The additional underwriting fees, as well as additional transaction costs incurred in connection with the issuance of the 1.125% Notes, will be recorded in “Other assets,” and will be amortized to interest expense on an effective interest rate basis over the remaining life of the notes to maturity.

Holders of the 1.125% Notes may convert their notes based on a conversion rate of 65.0233 shares of our common stock per $1,000 principal amount of notes (the equivalent of $15.379 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the 1.125% Notes: (1) during specified periods, if the price of our common stock reaches specified thresholds; (2) if the trading price of the 1.125% Notes is below a specified threshold; (3) at any time after November 15, 2013; or (4) upon the occurrence of certain corporate transactions.

Upon conversion, we intend to deliver an amount in cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation.  If our conversion obligation exceeds the aggregate principal amount of the 1.125% Notes, we will deliver shares of our common stock in respect of the excess.  However, we have the option, subject to the approval of our Board of Directors, to elect to satisfy our conversion obligation entirely in shares of our common stock.  In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture.  In addition, if we undergo a “Fundamental Change” before maturity of the 1.125% Notes, we may be required to repurchase for cash all or a portion of the 1.125% Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase.  As of May 5, 2007, none of the conditions allowing holders of the 1.125% Notes to convert had been met.

We are required to file a shelf registration statement covering resales of the 1.125% Notes and the shares of our common stock issuable on conversion of the notes with the Securities and Exchange Commission (“SEC”).  If we are not eligible to use an automatic shelf registration statement, we are required to use our reasonable efforts to cause the shelf registration statement to become effective no later than 210 days after the first date of original issuance of the notes.  If we fail to meet these terms, we will be required to pay additional interest on the 1.125% Notes in an amount of up to 0.50% per annum.  As of May 5, 2007, we expect to meet the terms of the registration requirements.

Concurrently with the issuance of the 1.125% Notes, we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  Including exercise of the over-allotment option, the call options allow us to purchase up to approximately 17.9 million shares of our common stock at an initial strike price of $15.379 per share.  The call options expire on May 1, 2014 and must be net-share settled.  The cost of the call options to us was approximately $90.5 million, including exercise of the over-allotment option.

In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option, after exercise of the over-allotment option, to purchase up to approximately 18.8 million shares of our common stock at an initial strike price of $21.607 per share.  The warrants expire on various dates from July 30, 2014 through December 18, 2014 and must be net-share settled.  We received approximately $54.0 million in cash proceeds from the sale of these warrants, including exercise of the over-allotment option.

The call options are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price of the notes to $21.607 per share, representing a 73.0% conversion premium over the closing price of our common stock on April 30, 2007 of $12.49 per share.

We used $36.5 million of the net proceeds from the issuance of the 1.125% Notes to pay the net cost of the call options and warrants.  In addition, in anticipation of the conversion of our 4.75% Notes (see next paragraph), we repurchased 10.3 million shares of our common stock during the Fiscal 2008 First Quarter with $131.1 million of the proceeds from the issuance of the 1.125% Notes.  We expect to use the remaining proceeds to repurchase additional shares of our common stock in the open market or in privately negotiated transactions as market conditions allow and for general corporate purposes.

On April 30, 2007, we called for redemption on June 4, 2007 our $149.999 million outstanding aggregate principal amount of 4.75% Notes.  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149.956 million principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15.146 million shares of our common stock and the remaining notes were redeemed for cash.  In addition, we paid $391 thousand in lieu of fractional shares.  As a result of the redemption, we classified the 4.75% Notes as short-term borrowings in our accompanying condensed consolidated balance sheet as of May 5, 2007.

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

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of May 5, 2007, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates.  However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $161.1 million of Series 2004-1 certificates, and $89.5 million of Series 2002-1 being issued at fixed rates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2008, an increase of approximately $419 thousand in selling, general, and administrative expenses would result.

As of May 5, 2007, there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Other than changes in internal control over how tax positions are measured, recognized, and disclosed pursuant to our adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,”, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

On April 30, 2007, we issued $250.0 million principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933.  On May 11, 2007 (subsequent to the end of the period covered by this Report), the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in principal amount of the notes.  The holders of the 1.125% Notes could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “Fundamental Change,” as defined in the indenture relating to the 1.125% Notes.  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

The Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) is currently reviewing the accounting for convertible debt instruments with terms similar to our 1.125% Notes.  The EITF is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument.  This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase in reported interest expense.  Implementation of such a change would not affect our cash flows.

Other than the above, we have not become aware of any material changes since February 3, 2007 in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 3, 2007.  See also “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(3)	Programs(3)

February 4, 2007 through
March 3, 2007	10,478	(1)	$12.79	—	—
March 4, 2007 through
April 7, 2007	66,019	(1)	12.05	—	—
April 8, 2007 through
May 5, 2007	10,317,510	(2)	12.71	—	—
Total	10,394,007		$12.71	—	—
____________________

(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.

(2) Includes 2,610 shares ($12.45 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period. Also includes 10,314,900 shares ($12.71 average price paid per share) purchased through negotiated transactions with institutional investors in anticipation of the exercise by holders of our 4.75% Senior Convertible Notes Due 2012 of their right to convert their notes to shares of our common stock as the result of our call for redemption on April 30, 2007 (see “PART 1. Item 1. Notes to Condensed Consolidated Financial Statements; Note 4. Short-term Borrowings and Long-term Debt” and “Note 12. Subsequent Events” above).

(3) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, pursuant to these authorizations, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of May 5, 2007, 4,979,669 shares of our common stock remain available for repurchase under these programs. Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) immediately before and after such repurchase. As conditions may allow, we may from time to time acquire additional shares of our common stock under these programs. Such shares, if purchased, would be held as treasury shares. No shares were acquired under these programs during the thirteen weeks ended May 5, 2007. The repurchase programs have no expiration date.

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

4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1)

10.1
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 10.1).

10.2
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.1).

10.3
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.2).

10.4
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.3).

10.5
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.4).

10.6
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.5).

10.7
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.6).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: June 7, 2007	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: June 7, 2007	/S/ ERIC M. SPECTER
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

4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1)

10.1
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 10.1).

10.2
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.1).

10.3
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.2).

10.4
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.3).

10.5
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.4).

10.6
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.5).

10.7
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.6).

Exhibit No.	Item

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.