Form 10-Q
period 2007-08-04
CHARMING SHOPPES INC
filed 2007-09-07
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of September 4, 2007 was 122,552,663 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4,	February 3,
(In thousands, except share amounts)	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$233,274	$143,838
Available-for-sale securities	26,648	1,997
Accounts receivable, net of allowances of $1,575 and $5,083	3,109	33,366
Investment in asset-backed securities	64,846	60,643
Merchandise inventories	405,633	429,433
Deferred advertising	16,441	21,707
Deferred taxes	5,573	4,469
Prepayments and other	131,914	145,385
Total current assets	887,438	840,838

Property, equipment, and leasehold improvements – at cost	1,064,424	996,430
Less accumulated depreciation and amortization	612,824	573,984
Net property, equipment, and leasehold improvements	451,600	422,446

Trademarks and other intangible assets	247,990	249,490
Goodwill	153,370	153,370
Other assets	101,021	44,798
Total assets	$1,841,419	$1,710,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$165,299	$178,629
Accrued expenses	191,722	190,702
Current portion – long-term debt	10,035	10,887
Total current liabilities	367,056	380,218

Deferred taxes	57,693	57,340
Other non-current liabilities	151,233	144,722
Long-term debt	306,227	181,124

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 151,281,918 shares and 135,762,531 shares	15,128	13,576
Additional paid-in capital	405,114	285,159
Treasury stock at cost – 24,247,572 shares and 12,265,993 shares	(233,552)	(84,136)
Accumulated other comprehensive income	3	1
Retained earnings	772,517	732,938
Total stockholders’ equity	959,210	947,538
Total liabilities and stockholders’ equity	$1,841,419	$1,710,942

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	August 4,	July 29,
(In thousands, except per share amounts)	2007	2006

Net sales	$770,925	$763,353

Cost of goods sold, buying, catalog, and occupancy expenses	551,332	534,600
Selling, general, and administrative expenses	191,269	176,586
Total operating expenses	742,601	711,186

Income from operations	28,324	52,167

Other income	3,771	2,867
Interest expense	(2,818)	(3,811)

Income before income taxes	29,277	51,223
Income tax provision	10,998	18,660

Net income	18,279	32,563

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities,
net of income tax provision of $4 in 2007 and $1 in 2006	5	1

Comprehensive income	$18,284	$32,564

Basic net income per share	$.15	$.27

Diluted net income per share	$.14	$.24

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Twenty-six Weeks Ended
	August 4,	July 29,
(In thousands, except per share amounts)	2007	2006

Net sales	$1,555,637	$1,498,275

Cost of goods sold, buying, catalog, and occupancy expenses	1,097,529	1,035,672
Selling, general, and administrative expenses	386,889	358,033
Total operating expenses	1,484,418	1,393,705

Income from operations	71,219	104,570

Other income	5,101	4,414
Interest expense	(6,081)	(7,935)

Income before income taxes	70,239	101,049
Income tax provision	25,662	36,425

Net income	44,577	64,624

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities,
net of income tax provision of $3 in 2007 and $3 in 2006	2	4

Comprehensive income	$44,579	$64,628

Basic net income per share	$.36	$.53

Diluted net income per share	$.34	$.48

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 4,	July 29,
(In thousands)	2007	2006

Operating activities
Net income	$44,577	$64,624
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,256	45,129
Deferred income taxes	350	1,290
Stock-based compensation	7,760	5,015
Excess tax benefits related to stock-based compensation	(780)	(2,516)
Net loss from disposition of capital assets	1,191	139
Net gain from securitization activities	(1,006)	(451)
Changes in operating assets and liabilities
Accounts receivable, net	30,257	35,458
Merchandise inventories	23,800	(5,124)
Accounts payable	(13,330)	40,423
Deferred advertising	5,266	4,511
Prepayments and other	12,501	(10,888)
Income taxes payable	0	9,301
Accrued expenses and other	6,690	(11,273)
Net cash provided by operating activities	163,532	175,638

Investing activities
Investment in capital assets	(74,016)	(54,971)
Gross purchases of securities	(30,422)	(17,127)
Proceeds from sales of securities	2,579	17,828
Increase in other assets	(9,285)	(7,719)
Net cash used by investing activities	(111,144)	(61,989)

Financing activities
Proceeds from short-term borrowings	7,395	131,410
Repayments of short-term borrowings	(7,395)	(161,410)
Proceeds from issuance of senior convertible notes	275,000	0
Proceeds from long-term borrowings	790	0
Repayments of long-term borrowings	(5,968)	(7,600)
Payments of deferred financing costs	(7,541)	0
Excess tax benefits related to stock-based compensation	780	2,516
Purchase of hedge on senior convertible notes	(90,475)	0
Sale of Common Stock warrants	53,955	0
Purchases of treasury stock	(149,416)	0
Funds deposited with third-party for purchases of treasury stock	(40,000)	0
Net proceeds/(payments) from shares issued under employee stock plans	(77)	3,122
Net cash provided/(used) by financing activities	37,048	(31,962)

Increase in cash and cash equivalents	89,436	81,687
Cash and cash equivalents, beginning of period	143,838	130,132
Cash and cash equivalents, end of period	$233,274	$211,819

Non-cash financing and investing activities
Common Stock issued on redemption of convertible notes	$149,564	$0
Assets acquired through capital leases	$4,137	$0

See Notes to Condensed Consolidated Financial Statements

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 1. Condensed Consolidated Financial Statements

We have prepared our condensed consolidated balance sheet as of August 4, 2007, our condensed consolidated statements of operations and comprehensive income for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006, and our condensed consolidated statements of cash flows for the twenty-six weeks ended August 4, 2007 and July 29, 2006 without audit.  In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our February 3, 2007 Annual Report on Form 10-K.  The results of operations for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, “Fiscal 2008” refers to our fiscal year ending February 2, 2008 and “Fiscal 2007”refers to our fiscal year ended February 3, 2007.  “Fiscal 2009” refers to our fiscal year ending January 31, 2009.  “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 4, 2007 and “Fiscal 2007 Second Quarter” refers to our fiscal quarter ended July 29, 2006.  “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 5, 2007 and “Fiscal 2008 Third Quarter” refers to our fiscal quarter ending November 3, 2007.  The terms “Charming Shoppes, Inc.,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We also consider the similarity of economic characteristics, production processes, and operations in aggregating our operating segments.  Accordingly, we have aggregated our retail stores and store-related E-commerce operations into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations are reported under the Direct-to-Consumer segment.  The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET™), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE® (including PETITE SOPHISTICATE OUTLET™) brands.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related E-commerce sales under our Crosstown Traders catalogs.  See “Note 10. Segment Reporting” below for further information regarding our segment reporting.

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

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Shares available for future grants under our stock-based compensation plans as of August 4, 2007:

2004 Stock Award and Incentive Plan	3,983,062
2003 Non-Employee Directors Compensation Plan	122,968
1994 Employee Stock Purchase Plan	1,107,413
1988 Key Employee Stock Option Plan	103,521

Stock option activity for the twenty-six weeks ended August 4, 2007:

		Average				Aggregate
	Option	Option	Option Prices			Intrinsic Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at February 3, 2007	2,217,790	$5.82	$1.00	–	$13.84	$16,473
Granted – option price less than market price	18,000	1.00	1.00	–	1.00
Canceled/forfeited	(7,268)	6.19	1.00	–	11.28
Exercised	(98,148)	5.58	1.00	–	8.46	664	(2)
Outstanding at August 4, 2007	2,130,374	$5.79	$1.00	–	$13.84	$7,262
Exercisable at August 4, 2007	2,064,612	$5.94	$1.00	–	$13.84	$6,722
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Stock-based compensation expense for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006 includes (i) compensation cost for all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands)	2007	2006	2007	2006

Total stock-based compensation expense	$4,836	$2,464	$7,760	$5,015

We use the Black-Scholes valuation model to estimate the fair value of stock options, and amortize stock-based compensation on a straight-line basis over the estimated life of a stock option or the vesting period of an award.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.  Estimates or assumptions we used under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” in our February 3, 2007 Annual Report on Form 10-K.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $21,780,000 as of August 4, 2007.  The weighted-average period over which we expect to recognize this compensation is approximately 3 years.

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

Liabilities recorded in connection with the integration plan outstanding as of February 3, 2007, payments or settlements of these liabilities for the twenty-six weeks ended August 4, 2007, and the remaining accrual as of August 4, 2007 were as follows:

	Balance at	Twenty-six Weeks Ended	Balance at
	February 3,	August 4, 2007	August 4,
(In thousands)	2007	Payments/Settlements	2007

Lease termination and related costs	$1,820	$(403)	$1,417
Other costs	239	(82)	157
Total	$2,059	$(485)	$1,574

Subsequent to the Fiscal 2008 Second Quarter, we reached an agreement with the landlord to terminate the lease on Crosstown Traders’ manufacturing facility for approximately $600,000.  Accordingly, the lease termination liability, goodwill, and deferred taxes will be adjusted in the Fiscal 2008 Third Quarter to reflect the settlement and termination of the lease.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog.  Details of our accounts receivable are as follows:

	August 4,	February 3,
(In thousands)	2007	2007

Due from customers	$4,684	$38,449
Allowance for doubtful accounts	(1,575)	(5,083)
Net accounts receivable	$3,109	$33,366

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 3. Trademarks and Other Intangible Assets

	August 4,	February 3,
(In thousands)	2007	2007

Trademarks, tradenames, and internet domain names	$241,988	$241,850
Customer lists, customer relationships, and covenant not to compete	16,400	16,400
Total at cost	258,388	258,250
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	10,398	8,760
Net trademarks and other intangible assets	$247,990	$249,490

Note 4. Long-term Debt

	August 4,	February 3,
(In thousands)	2007	2007

1.125% Senior Convertible Notes, due May 2014	$275,000	$0
4.75% Senior Convertible Notes, due June 2012(1)	0	149,999
Capital lease obligations	13,524	12,853
6.07% mortgage note, due October 2014	11,390	11,696
6.53% mortgage note, due November 2012	7,350	8,050
7.77% mortgage note, due December 2011	8,202	8,496
Other long-term debt	796	917
Total long-term debt	316,262	192,011
Less current portion	10,035	10,887
Long-term debt	$306,227	$181,124
____________________
(1) On April 30, 2007, we called these notes for redemption on June 4, 2007 (see below).

On April 30, 2007, we issued $250,000,000 in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007, the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25,000,000 in aggregate principal amount of the notes.  The 1.125% Notes were issued at par plus accrued interest, if any, from April 30, 2007, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier repurchased by us or converted.

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $666,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets, and amortized to interest expense on an effective interest rate basis over the life of the notes (seven years).

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 4. Long-term Debt (Continued)

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

Upon conversion, we intend to deliver an amount in cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation.  If our conversion obligation exceeds the aggregate principal amount of the 1.125% Notes, we will deliver shares of our Common Stock in respect of the excess.  However, we have the option, subject to the approval of our Board of Directors, to elect to satisfy our conversion obligation entirely in shares of our Common Stock.  In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of Common Stock as described in the Indenture.  In addition, if we undergo a Fundamental Change before maturity of the 1.125% Notes, we may be required to repurchase for cash all or a portion of the 1.125% Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase. As of August 4, 2007, none of the conditions allowing holders of the 1.125% Notes to convert had been met.

We are required to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering resales of the 1.125% Notes and the shares of our Common Stock issuable on conversion of the notes.  If we are not eligible to use an automatic shelf registration statement, we are required to use our reasonable efforts to cause the shelf registration statement to become effective no later than 210 days after the first date of original issuance of the notes.  If we fail to meet these terms, we will be required to pay additional interest on the 1.125% Notes in an amount of up to 0.50% per annum.  On August 24, 2007 (subsequent to the end of the Fiscal 2008 Second Quarter), we filed with the SEC an automatic shelf registration statement covering resales of the 1.125% Notes and the shares issuable on conversion of the notes.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of August 4, 2007.

Concurrently with the issuance of the 1.125% Notes, we entered into privately negotiated Common Stock call options with affiliates of the initial purchasers.  The call options allow us to purchase up to approximately 17,881,000 shares of our Common Stock at an initial strike price of $15.379 per share.  The call options expire on May 1, 2014 and must be net-share settled.  The cost of the call options was approximately $90,475,000.

In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 18,775,000 shares of our Common Stock at an initial strike price of $21.607 per share.  The warrants expire on various dates from July 30, 2014 through December 18, 2014 and must be net-share settled.  We received approximately $53,955,000 in cash proceeds from the sale of these warrants.

The call options are intended to reduce the potential dilution to our Common Stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price of the notes to $21.607 per share, representing a 73.0% conversion premium over the closing price of $12.49 per share for our Common Stock on April 30, 2007.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 4. Long-term Debt (Continued)

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

We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheet as of August 4, 2007.  We used a portion of the net proceeds from the 1.125% Notes to pay the $36,520,000 net cost of the call options and warrants.

During the Fiscal 2008 First Quarter, we repurchased 10,315,000 shares of our Common Stock with $131,102,000 of the proceeds from our issuance of the 1.125% Notes.  In May 2007, we announced that we intend to use an additional $80 to $100 million of the proceeds to repurchase additional shares of Common Stock through the remainder of Fiscal 2008.  During the Fiscal 2008 Second Quarter, we repurchased 1,667,000 shares of Common Stock in the open market for $18,314,000.

During the Fiscal 2008 Second Quarter, we also deposited $40,000,000 with a third-party financial institution under an agreement that provides the third party with discretionary authority to purchase shares of our Common Stock on our behalf. As of the end of the Fiscal 2008 Second Quarter, the $40,000,000 deposit with the third-party financial institution was recorded as a component of “Other assets” on our condensed consolidated balance sheet and as cash used by financing activities in our condensed consolidated statement of cash flows.  Subsequent to the end of the Fiscal 2008 Second Quarter, the third-party financial institution completed the purchase of approximately 4 million shares of our Common Stock in accordance with the agreement.  During the remainder of Fiscal 2008, as market conditions allow, we intend to repurchase additional shares of our Common Stock with an aggregate market value of approximately $40,000,000 in the open market or in privately negotiated transactions.

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

The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Upon conversion of the 1.125% Notes, the call options will serve to neutralize the dilutive effect of the notes up to a stock price of $21.607 per share.  For the first $1.00 by which the stock price exceeds $21.607 per share, the call options would reduce the cumulative dilution of approximately 6,552,000 shares in the example above to approximately 833,000 shares.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 4. Long-term Debt (Continued)

The preceding calculations assume that the average price of our Common Stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated, and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.

On April 30, 2007, we called for the redemption on June 4, 2007 of our $149,999,000 outstanding aggregate principal amount of 4.75% Senior Convertible Notes, due June 2012 (the “4.75% Notes”).  The holders of the 4.75% Notes had the option to convert their notes into shares of our Common Stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149,956,000 principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15,145,556 shares of our Common Stock and the remaining notes were redeemed for $43,000.  In addition, we paid $392,000 in lieu of fractional shares.

Note 5. Stockholders’ Equity

Twenty-six
Weeks Ended
August 4,
(Dollars in thousands)	2007

Total stockholders’ equity, beginning of period	$947,538
Cumulative effect of adoption of FIN No. 48(1)	(4,998)
Net income	44,577
Net proceeds/(payments) from shares issued under employee stock plans (373,831 shares)	(77)
Purchase of treasury shares (11,981,579 shares) (2)	(149,416)
Common Stock issued (15,145,556 shares) on redemption of convertible notes	149,564
Sale of Common Stock warrants(2)	53,955
Purchase of Common Stock call options(2)	(90,475)
Stock-based compensation expense	7,760
Excess tax benefits related to stock-based compensation	780
Unrealized gains on available-for-sale securities, net of tax	2
Total stockholders’ equity, end of period	$959,210
____________________
(1) See “Note 8. Income Taxes” below.
(2) See “Note 4. Long-term Debt” above.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 6. Customer Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers generally join these programs by paying an annual membership fee.  We recognize revenue from these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs in connection with administering these programs as cost of goods sold when incurred.  During the thirteen weeks ended August 4, 2007 we recognized revenues of $5,309,000 and during the thirteen weeks ended July 29, 2006 we recognized revenues of $5,101,000 in connection with our loyalty card programs.  During the twenty-six weeks ended August 4, 2007 we recognized revenues of $11,011,000 and during the twenty-six weeks ended July 29, 2006 we recognized revenues of $9,171,000 in connection with our loyalty card programs.

Note 7. Net Income per Share

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	August 4,		July 29,	August 4,		July 29,
(In thousands, except per share amounts)	2007		2006	2007		2006

Basic weighted average common shares outstanding	123,865		122,125	123,434		121,969
Dilutive effect of assumed conversion of
4.75% Senior Convertible Notes	4,838	(1)	15,182	10,010	(1)	15,182
Dilutive effect of stock options and awards	1,533		2,047	1,643		2,240
Diluted weighted average common shares
and equivalents outstanding	130,236		139,354	135,087		139,391

Net income	$18,279		$32,563	$44,577		$64,624
Decrease in interest expense from assumed
conversion of 4.75% Senior Convertible
Notes, net of income taxes	347	(1)	1,128	1,476	(1)	2,257
Net income used to determine diluted
net income per share	$18,626		$33,691	$46,053		$66,881

Options with weighted average exercise price
greater than market price, excluded from
computation of net income per share:
Number of shares	5		4	4		1
Weighted average exercise price per share	$12.17		$12.87	$12.87		$13.84
____________________
(1) The notes were converted or redeemed on June 4, 2007 (see “Note 4. Long-term Debt” above).

Our 1.125% Notes have no impact on our diluted net income per share until the price of our Common Stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Should the price of our Common Stock exceed $21.607 per share, we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “Note 4. Long-term Debt” above for further information regarding the 1.125% Notes, related call options and warrants, and the conversion of our 4.75% Notes.

See “Note 4. Long-term Debt” above for further information regarding repurchases of our Common Stock.

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 8. Income Taxes

The effective income tax rate was 36.5% for the twenty-six weeks ended August 4, 2007, as compared to 36.0% for the twenty-six weeks ended July 29, 2006.

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

FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”  Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  The recognized benefit is measured as the largest amount of benefit which is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis.  A tax position failing to qualify for initial recognition is recognized in the first interim period in which it meets the FIN No. 48 recognition standard, or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  De-recognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained.  Differences between amounts recognized in balance sheets prior to the adoption of FIN No. 48 and amounts reported after adoption (except for items not recognized in earnings) are accounted for as a cumulative-effect adjustment to retained earnings as of the date of adoption of FIN No. 48, if material.

We adopted the provisions of FIN No. 48 effective as of February 4, 2007.  In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $4,998,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

As of February 4, 2007, we had $44,203,000 of gross unrecognized tax benefits.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income is $15,106,000.  We record interest and penalties related to unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN No. 48, we had accrued interest and penalties of $7,412,000.  During the twenty-six weeks ended August 4, 2007, there was no material change in either the unrecognized tax benefits or accrued interest and penalties.  We expect that the amount of unrecognized tax benefits will change within the next 12 months.  Although we cannot determine the amount of the change at this time, based on currently available information we do not expect the change to have a material impact on our financial position or results of operations.

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

Note 10. Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer (see “Note 1. Condensed Consolidated Financial Statements; Segment Reporting” above).  The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our February 3, 2007 Annual Report on Form 10-K.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared service costs, information systems support costs, and insurance costs to our Retail Stores or Direct-to-Consumer segments.  For our Retail Stores segment, operating costs consist primarily of store selling, buying, and occupancy costs; and warehousing costs.  For our Direct-to-Consumer segment, operating costs consist primarily of catalog development, production, and circulation costs; E-commerce advertising costs; warehousing costs; and order processing costs.

“Corporate and Other” includes unallocated general and administrative costs; shared service center costs; insurance costs; information systems support costs; corporate depreciation and amortization; corporate occupancy costs; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and taxes.

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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 10. Segment Reporting (Continued)

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other	Consolidated

Thirteen weeks ended August 4, 2007
Net sales	$686,455	$81,693	$2,777	$770,925
Depreciation and amortization	14,420	366	8,726	23,512
Income before interest and taxes	70,814	(4,401)	(34,318)	32,095
Interest expense			(2,818)	(2,818)
Income tax provision			(10,998)	(10,998)
Net income	70,814	(4,401)	(48,134)	18,279
Capital expenditures	25,758	683	10,064	36,505

Twenty-six weeks ended August 4, 2007
Net sales	$1,371,977	$180,065	$3,595	$1,555,637
Depreciation and amortization	26,781	724	18,751	46,256
Income before interest and taxes	144,844	(2,911)	(65,613)	76,320
Interest expense			(6,081)	(6,081)
Income tax provision			(25,662)	(25,662)
Net income	144,844	(2,911)	(97,356)	44,577
Capital expenditures	55,592	810	17,614	74,016

Thirteen weeks ended July 29, 2006
Net sales	$669,808	$92,348	$1,197	$763,353
Depreciation and amortization	15,383	299	9,289	24,971
Income before interest and taxes	72,455	5,064	(22,485)	55,034
Interest expense			(3,811)	(3,811)
Income tax provision			(18,660)	(18,660)
Net income	72,455	5,064	(44,956)	32,563
Capital expenditures	22,698	1,160	7,259	31,117

Twenty-six weeks ended July 29, 2006
Net sales	$1,297,212	$199,753	$1,310	$1,498,275
Depreciation and amortization	26,477	567	18,085	45,129
Income before interest and taxes	147,668	10,174	(48,858)	108,984
Interest expense			(7,935)	(7,935)
Income tax provision			(36,425)	(36,425)
Net income	147,668	10,174	(93,218)	64,624
Capital expenditures	38,111	1,188	15,672	54,971

        CHARMING SHOPPES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited)

Note 11. Impact of Recent Accounting Pronouncements

In September 2006, the FASB ratified the consensus of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.”  EITF Issue No. 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and an employee.  EITF Issue No. 06-4 requires employers to recognize a liability for future benefits payable to the employee under such agreements.  The effect of applying the provisions of Issue No. 06-4 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.  The provisions of EITF Issue No. 06-4 will be effective as of the beginning of Fiscal 2009, with earlier application permitted.  We have not yet determined the impact of adoption on our consolidated financial position or results of operations.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which clarifies when a tax position is considered to be “settled” under FIN No. 48.  Under FSP FIN 48-1, a tax position can be “effectively settled” upon completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, we would recognize the full amount of the tax benefit, even if (1) the tax position is not considered more-likely-than-not to be sustained solely on the basis of its technical merits, and (2) the statute of limitations remains open.  In applying the provisions of the FSP, we are required to document our analyses and conclusions.  The provisions of FSP FIN 48-1 are effective upon adoption of FIN No. 48.  The adoption of FSP FIN 48-1 did not have a material effect on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.  As used in this management’s discussion and analysis, “Fiscal 2008” refers to our fiscal year ending February 2, 2008 and “Fiscal 2007” refers to our fiscal year ended February 3, 2007.  “Fiscal 2008 Second Quarter” refers to our thirteen week fiscal period ended August 4, 2007 and “Fiscal 2007 Second Quarter” refers to our thirteen week fiscal period ended July 29, 2006.  “Fiscal 2008 First Quarter” refers to our thirteen week fiscal period ended May 5, 2007.  “Fiscal 2008 Third Quarter” refers to our thirteen-week fiscal period ending November 3, 2007 and “Fiscal 2008 Fourth Quarter” refers to our thirteen-week fiscal period ending February 2, 2008.  “Fiscal 2008 First Half” refers to our twenty-six week fiscal period ended August 4, 2007 and “Fiscal 2007 First Half” refers to our twenty-six week fiscal period ended July 29, 2006.  The terms “Charming Shoppes, Inc.,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, financing needs or plans, and plans for future operations, as well as assumptions relating to the foregoing.  The words “expect,” “could,” “should,” “project,” “estimate,” “predict,” “anticipate,” “plan,” “intend,” “believes,” and similar expressions are also intended to identify forward-looking statements.

We operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time and it is not possible for us to predict all risk factors that may affect us.  Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify.  Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements, which speak only as of the date on which they were made.  We assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.  Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

•	A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

•	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

•	We cannot assure the successful implementation of our business plan for Crosstown Traders, including the successful launch of our LANE BRYANT catalog.

•	We cannot assure the successful implementation of our business plans for entry into the outlet store distribution channel and expansion of our CACIQUE® product line through new store formats.

•
We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments. Recent changes in management may fail to achieve improvement in our operating results.

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

•
We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities.  As a result of investor concerns regarding current disruptions in the securitization market, we cannot assure you that we will be able to enter into financing arrangements on terms and conditions that are favorable to us.  An inability to enter into a favorable securitization series or satisfactory alternative financing arrangements could adversely affect our financial condition.

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

•
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports.  Our independent registered public accounting firm is also required to report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting.  If we are unable to maintain effective internal control over financial reporting we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting.  Such a failure could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

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

•
The Financial Accounting Standards Board (“FASB”) has issued a proposed Staff Position (“FSP”) that, if adopted, would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 1.125% Notes.  We would be required to adopt the proposal as of February 3, 2008 (the beginning of Fiscal 2009), with retrospective application to financial statements for periods prior to the date of adoption.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal would reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal would not affect our cash flows.

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

Senior Convertible Notes

On April 30, 2007, we issued $250.0 million in aggregate principal amount of our 1.125% Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007, the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in aggregate principal amount of the notes.  See “Notes to Condensed Consolidated Financial Statements; Note 4. Long-term Debt” above for further details of the transaction.

We will be required to monitor the 1.125% Notes, call options, and warrants for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to qualify under the provisions of EITF Issue 00-19 or paragraph 11(a) of SFAS No. 133, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective as of February 4, 2007 (see “Notes to Condensed Consolidated Financial Statements; Note 8.  Income Taxes” above).

RECENT DEVELOPMENTS

During the Fiscal 2008 Second Quarter, we deposited $40.0 million with a third-party financial institution under an agreement that provides the third party with discretionary authority to purchase shares of our Common Stock on our behalf. Subsequent to the end of the Fiscal 2008 Second Quarter, the third-party financial institution completed the purchase of approximately 4.0 million shares of our Common Stock in accordance with the agreement.  During the remainder of Fiscal 2008, as market conditions allow, we intend to repurchase additional shares of our Common Stock with an aggregate market value of approximately $40.0 million in the open market or in privately negotiated transactions.

See “Notes to Condensed Consolidated Financial Statements; Note 4. Long-term Debt” above and “FINANCING; Long-term Debt” below for further details of the transactions.

RESULTS OF OPERATIONS

Overview

Throughout the Fiscal 2008 Second Quarter, we experienced downward trending store traffic levels at our Retail Store segment, with accelerating weakness in July.  As a result, we experienced a lower sell-through of our spring and summer merchandise.  Therefore, we were more aggressive in clearing seasonal Retail Stores inventory, leading to deeper-than-planned markdowns and pressure on our merchandise margins.  At our Direct-to-Consumer segment, we continued to experience declining response rates to our apparel catalogs.  In response to our performance during the Fiscal 2008 Second-Quarter, we are reducing selling, general, and administrative expenses and managing to lower inventory levels for the second half of Fiscal 2008.  Additionally, we have reassessed our capital spending plans, and have decreased our capital budget by approximately $12 – $15 million through the reduction of certain store development and non-critical infrastructure projects during the remainder of the year.

Our consolidated net sales for the Fiscal 2008 Second Quarter were $770.9 million, as compared to net sales for the Fiscal 2007 Second Quarter of $763.3 million, an increase of 1.0%.  Diluted net income per share for the Fiscal 2008 Second Quarter was $0.14, as compared to diluted net income per share for the Fiscal 2007 Second Quarter of $0.24, a decrease of 41.7%.  Fiscal 2007 Second Quarter results included pre-opening operating expenses of approximately $5.6 million pre-tax, ($3.6 million after tax, or $0.03 per diluted share) relating to our opening of 76 LANE BRYANT OUTLET stores.  For the Fiscal 2008 First Half, our consolidated net sales were $1,555.6 million, as compared to net sales for the Fiscal 2007 First Half of $1,498.3 million, an increase of 3.8%.  Diluted net income per share for the Fiscal 2008 First Half was $0.35, as compared to diluted net income per share of $0.48 for the Fiscal 2007 First Half, a decrease of 27.1%.    Fiscal 2007 First Half results included pre-opening operating expenses of approximately $7.8 million pre-tax, ($5.0 million after tax, or $0.04 per diluted share) relating to our opening of the LANE BRYANT OUTLET stores.

We are executing on a number of new product and marketing initiatives for our fall season to be better positioned to improve traffic and sales trends during the second half of Fiscal 2008.  During the Fiscal 2008 Second Quarter, the President of our CATHERINES brand was promoted to President for the LANE BRYANT brand. In addition to the new leadership at LANE BRYANT, we are encouraged by our new "Right Fit by Lane Bryant™" campaign, which supports our launch of new core denim and career pant assortments using new fit technology.  Also, our FASHION BUG brand has signed a licensing agreement for the exclusive use of the Gitano® brand name.  We expect the Gitano product, which will include fashionable casual merchandise offerings in Plus and Misses Sportswear and Footwear, to arrive at our stores during the Fiscal 2008 Third Quarter.

We continue to strengthen and support our Direct-to-Consumer segment’s management team and have improved visual creative and merchandise offerings for a number of our fall catalog titles.  We expect these changes to lead to a moderation of our downward trending catalog sales results for the remainder of Fiscal 2008.  Additionally, we are finalizing our preparations for the launch of our LANE BRYANT catalog, which is scheduled for distribution in November, 2007.  We plan to invest approximately $10 million for the launch of the catalog during the Fiscal 2008 Fourth Quarter.

In view of uncertain credit market conditions, we remain cautious for the second half of Fiscal 2008, based on our perception of pressure on consumers’ disposable income and spending levels.

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Twenty-six Weeks Ended(1)		Change
	August 4,	July 29,	From Prior	August 4,	July 29,	From Prior
	2007	2006	Period	2007	2006	Period

Net sales	100.0%	100.0%	1.0%	100.0%	100.0%	3.8%
Cost of goods sold, buying,
catalog, and occupancy expenses	71.5	70.0	3.1	70.6	69.1	6.0
Selling, general, and
administrative expenses	24.8	23.1	8.3	24.9	23.9	8.1
Income from operations	3.7	6.8	(45.7)	4.6	7.0	(31.9)
Other income	0.5	0.4	31.6	0.3	0.3	15.6
Interest expense	0.4	0.5	(26.1)	0.4	0.5	(23.4)
Income tax provision	1.4	2.4	(41.1)	1.6	2.4	(29.5)
Net income	2.4	4.3	(43.9)	2.9	4.3	(31.0)
____________________
(1) Results may not add due to rounding.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In millions)	2007	2006	2007	2006

FASHION BUG	$282.4	$292.7	$540.2	$548.5
LANE BRYANT(1)	305.6	281.2	627.9	558.3
CATHERINES	93.5	95.9	194.1	190.4
Other retail stores(2)	5.0	0.0	9.8	0.0
Total Retail Stores segment sales	686.5	669.8	1,372.0	1,297.2
Total Direct-to-Consumer segment sales	81.7	92.3	180.1	199.8
Corporate and other(3)	2.7	1.3	3.5	1.3
Total net sales	$770.9	$763.4	$1,555.6	$1,498.3
____________________
(1) Includes LANE BRYANT OUTLET stores, which began operations in July 2006.
(2) PETITE SOPHISTICATE OUTLET stores.
(3) Primarily revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(3)%	2%	(2)%	1%
FASHION BUG	(1)	(1)	(1)	(1)
LANE BRYANT	(5)	4	(3)	3
CATHERINES	(2)	2	1	4

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
FASHION BUG	1	2	1	2
LANE BRYANT(3)	8	4	8	4
CATHERINES	1	1	1	1
Other retail stores(4)	1	—	1	—

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(2)	(2)	(2)	(2)
LANE BRYANT	(3)	(2)	(3)	(3)
CATHERINES	(1)	(1)	(1)	(1)

Increase in Retail Stores segment sales	2	5	6	4

Direct-to-Consumer segment
Decrease in Direct-to-Consumer segment sales	(12)	—	(10)	—

Increase in consolidated total net sales	1	11 (5)	4	16 (5)
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

(2) Includes incremental Retail Stores segment E-commerce sales.
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE OUTLET stores.
(5)  The increase in consolidated total net sales includes increases of 6% for the thirteen weeks ended July 29, 2006 and 12% for the twenty-six weeks ended July 29, 2006 as a result of the acquisition of Crosstown Traders, Inc. on June 2, 2005.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2008 and planned store activity for all of Fiscal 2008:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2008 Year-to-Date(2):
Stores at February 3, 2007	1,009	859		465	45		2,378

Stores opened	7	43	(3)	4	1		55
Stores closed	(10)	(9)		(3)	(0)		(22)
Net change in stores	(3)	34		1	1		33

Stores at August 4, 2007	1,006	893		466	46		2,411

Stores relocated during period	8	20		6	0		34

Fiscal 2008:
Planned store openings(4)	7	67	(5)	8	11	(6)	93
Planned store closings	19	30-35		5	0		54-59
Planned store relocations(4)	16	45-50	(7)	9	0		70-75
____________________
(1) Includes PETITE SOPHISTICATE OUTLET stores.
(2) Excludes 2 Crosstown Traders outlet stores that are included in our Direct-to-Consumer segment.
(3) Includes 10 LANE BRYANT OUTLET stores.
(4) Revised to reflect reduced capital expenditures forecast (see “LIQUIDITY AND CAPITAL RESOURCES; Capital Expenditures” below).
(5) Includes approximately 35 LANE BRYANT intimate apparel side-by-side stores and 12 LANE BRYANT OUTLET stores.
(6) Includes 7 PETITE SOPHISTICATE OUTLET stores and 4 full-line PETITE SOPHISTICATE stores.
(7) Includes approximately 32 conversions to LANE BRYANT intimate apparel side-by-side stores.

Comparison of Thirteen Weeks Ended August 4, 2007 and July 29, 2006

Net Sales

The increase in consolidated net sales in our Fiscal 2008 Second Quarter as compared to our Fiscal 2007 Second Quarter was driven primarily by our outlet business, as well as increases at each of our brands’ E-commerce business in our Retail Stores segment.  The increase in our Retail Stores segment net sales was partially offset by a decrease in net sales from our Direct-to-Consumer segment.

Retail Stores Segment Net Sales

Comparable store sales for our Fiscal 2008 Second Quarter decreased as compared to our Fiscal 2007 Second Quarter, and were below our plan for the quarter.  Net sales were negatively affected by decreased traffic levels at each of our brands, which resulted in increased markdowns of spring merchandise as compared to our plan for the quarter.  We operated 2,411 stores as of August 4, 2007, as compared to 2,317 stores as of July 29, 2006.

Total net sales for the LANE BRYANT brand increased primarily as a result of sales from LANE BRYANT OUTLET stores and an increase in store-related E-commerce sales.  Sales from new LANE BRYANT stores were substantially offset by a decrease in comparable store sales.  The increase in LANE BRYANT net sales was below our plan for the period.  LANE BRYANT experienced a decrease in the average number of transactions per store and the average dollar sale per transaction in the current-year quarter as compared to the prior-year quarter.  Traffic levels decreased as compared to the prior-year quarter.

Total net sales for the FASHION BUG brand decreased as compared to the prior-year quarter and were below our plan for the period.  The decrease in FASHION BUG store net sales was offset slightly by an increase in store-related E-commerce sales.  Store traffic levels and the average number of transactions per store decreased from the prior-year quarter, while the average dollar sale per transaction increased as compared to the prior-year quarter.

Total net sales for the CATHERINES brand decreased as compared to the prior-year quarter and were below our plan for the period.  This decrease was partially offset by an increase in store-related E-commerce sales.  Store traffic levels and the average number of transactions per store decreased from the prior-year quarter, while the average dollar sale per transaction increased as compared to the prior-year quarter.

We offer various loyalty card programs to our Retail Stores segment customers.  Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers generally join these programs by paying an annual membership fee.  We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.  During the Fiscal 2008 Second Quarter we recognized revenues of $5.3 million and during the Fiscal 2007 Second Quarter we recognized revenues of $5.1 million in connection with our loyalty card programs.

Direct-to-Consumer Segment Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to below-plan performance in our apparel-related catalogs, which resulted from a continuing decline in response rates from both our core customer and prospecting mailing lists.  We have made a series of management changes, including the appointment of a new president for Crosstown Traders.  We are also improving visual creative and merchandise offerings for several of our fall catalogs.  We expect these changes to moderate the rate of decline in response rates for the remainder of Fiscal 2008.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased as a percentage of consolidated net sales in the Fiscal 2008 Second Quarter as compared to the Fiscal 2007 Second Quarter, primarily as a result of reduced merchandise margins for our Direct-to-Consumer segment.  The merchandise margin in our Retail Stores segment was relatively flat as compared to the prior-year period, and was affected by increased markdowns of Spring merchandise during the Fiscal 2008 Second Quarter in response to reduced traffic levels.  The reduced merchandise margin in our Direct-to-Consumer segment was primarily as a result of the lack of leverage on catalog advertising costs from reduced sales due to low response rates to our apparel catalogs.  Consolidated cost of goods sold increased 0.7% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses increased 0.8% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.4% higher in the Fiscal 2008 Second Quarter as compared to the Fiscal 2007 Second Quarter.  Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.6% higher in the Fiscal 2008 Second Quarter as compared to the Fiscal 2007 Second Quarter.  The increase in buying and occupancy expenses is attributable to the lack of leverage as a result of the decrease in comparable store sales.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment.  Catalog advertising and fulfillment costs as a percentage of net sales increased in the Fiscal 2008 Second Quarter as compared to the Fiscal 2007 Second Quarter as a result of the lack of leverage from reduced sales from this segment.  Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales in the current-year period.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.7% as a percentage of consolidated net sales, primarily as a result of negative expense leverage at both the Retail Stores and Direct-to-Consumer segments.  Additionally, corporate expenses increased primarily as a result of increases in compensation and compensation-related expenses, as well as other corporate expenses.

Income Tax Provision

The effective income tax rate was 37.6% for the Fiscal 2008 Second Quarter as compared to 36.4% for the Fiscal 2007 Second Quarter.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Notes to Condensed Consolidated Financial Statements; Note 8.  Income Taxes” above).

Comparison of Twenty-six Weeks Ended August 4, 2007 and July 29, 2006

Net Sales

The increase in consolidated net sales for our Fiscal 2008 First Half as compared to our Fiscal 2007 First Half was driven primarily by our outlet business, as well as increases at each of our brands’ E-Commerce business in our Retail Stores segment.  The increase in our Retail Stores segment net sales was partially offset by a decrease in net sales from our Direct-to-Consumer segment.

Retail Stores Segment Net Sales

Comparable store sales for our Fiscal 2008 First Half decreased as compared to our Fiscal 2007 First Half.  Net sales for all of the brands were negatively impacted by unseasonably cold weather during the Fiscal 2008 First Quarter and by reduced traffic levels during our Fiscal 2008 Second Quarter.

Total net sales for the LANE BRYANT brand increased primarily as a result of sales from LANE BRYANT OUTLET stores and an increase in store-related E-commerce sales.  The increase in LANE BRYANT net sales was below our plan for the period.  LANE BRYANT experienced a decrease in the average number of transactions per store and the average dollar sale per transaction in the current-year period as compared to the prior-year period.  Traffic levels decreased as compared to the prior-year period.

Total net sales for the FASHION BUG brand decreased compared to the prior-year period and were below plan for the period.  The decrease in FASHION BUG net sales was offset slightly by increases in store-related E-commerce sales.  Store traffic levels and the average number of transactions per store decreased from the prior-year period, while the average dollar sale per transaction increased as compared to the prior-year period.

Total net sales for the CATHERINES brand increased as a result of increases in comparable retail store sales and store-related E-commerce sales, and were below our plan for the period.  CATHERINES’ strong performance during Fiscal 2007 continued into the Fiscal 2008 First Half, with an increase in the average dollar sale per transaction partially offset by a decrease in traffic levels and a slight decrease in the average number of transactions per store as compared to the prior-year period.

During the Fiscal 2008 First Half we recognized revenues of $11.0 million and during the Fiscal 2007 First Half we recognized revenues of $9.2 million in connection with our loyalty card programs.

Direct-to-Consumer Segment Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to below-plan performance in our apparel-related catalogs, which resulted from a continuing decline in response rates from both our core customer and prospecting mailing lists.  As discussed in the quarter-to-quarter comparison above, we made a series of management changes, including the appointment of a new president for Crosstown Traders.  We are also improving visual creative and merchandise offerings for several of our fall catalogs.  We expect these changes to moderate the rate of decline in response rates for the remainder of Fiscal 2008.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, and occupancy expenses increased as a percentage of consolidated net sales in the Fiscal 2008 First Half as compared to the Fiscal 2007 First Half, primarily as a result of reduced merchandise margins for both our Retail Stores and Direct-to-Consumer segments.  The reduced merchandise margin in our Retail Stores segment was primarily as a result of increased promotional pricing related to unseasonable weather during the Fiscal 2008 First Quarter and increased markdowns of Spring merchandise during the Fiscal 2008 Second Quarter.  The reduced merchandise margin in our Direct-to-Consumer segment was primarily as a result of the lack of leverage on catalog advertising costs from reduced sales for our apparel-related catalogs due to a continuing decline in response rates to our apparel catalogs.  Consolidated cost of goods sold increased 1.0% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses increased 0.4% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 0.9% higher in the Fiscal 2008 First Half as compared to the Fiscal 2007 First Half.  Merchandise margins were negatively affected by increased promotional activities as noted above.  In addition, our LANE BRYANT brand entered Fiscal 2008 with excess holiday inventories, and experienced a higher-than-planned level of markdowns to exit the season.  Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.3% higher in the Fiscal 2008 First Half as compared to the Fiscal 2007 First Half, reflecting the lack of leverage as a result of the decrease in comparable store sales.

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment.  Catalog advertising and fulfillment costs as a percentage of net sales increased in the Fiscal 2008 First Half as compared to the Fiscal 2007 First Half as a result of the lack of leverage from reduced sales from this segment.  Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on consolidated buying and occupancy expenses as a percentage of consolidated net sales in the current-year period.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.0% as a percentage of consolidated net sales, primarily as a result of negative expense leverage at both the Retail Stores and Direct-to-Consumer segments.  Additionally, corporate expenses increased primarily as a result of increases in compensation and compensation-related expenses, as well as other corporate expenses.

Income Tax Provision

The effective income tax rate was 36.5% for the Fiscal 2008 First Half as compared to 36.0% for the Fiscal 2007 First Half.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Notes to Condensed Consolidated Financial Statements; Note 8.  Income Taxes” above).

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  In addition to cash provided by operating activities, our cash and cash equivalents increased during the Fiscal 2008 First Half as a result of long-term debt financing, as discussed further in “FINANCING; Long-term Debt” below and in “Notes to Condensed Consolidated Financial Statements; Note 4.  Long-term Debt” above).  The following table highlights certain information related to our liquidity and capital resources:

	August 4,	February 3,
(Dollars in millions)	2007	2007

Cash and cash equivalents	$233.3	$143.8
Available-for-sale securities	$26.6	$2.0
Working capital	$520.4	$460.6
Current ratio	2.4	2.2
Long-term debt to equity ratio	31.9%	19.1%

Our net cash provided by operating activities decreased to $163.5 million for the Fiscal 2008 First Half from $175.6 million for the Fiscal 2007 First Half.  The decrease was primarily attributable to a $20.0 million decrease in net income.  Additionally, our net investment in inventories decreased in the Fiscal 2008 First Half as compared to the Fiscal 2007 First Half.  Excluding incremental inventory purchased for our outlet business, inventories at the end of the Fiscal 2008 First Half were consistent with the end of the Fiscal 2007 First Half.  On a same-store basis, inventories increased 6% as of the end of the Fiscal 2008 First Half as compared to the end of the Fiscal 2007 First Half as a result of slightly higher seasonal inventory, as well as an increase in year-round inventory.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $74.0 million during the Fiscal 2008 First Half.  Construction allowances received from landlords for the Fiscal 2008 First Half were $26.9 million.  During Fiscal 2008, we continued our new store opening plan, primarily in our LANE BRYANT brand, which included our LANE BRYANT/CACIQUE side-by-side retail store concept, and in our outlet store channel.  We also plan to invest approximately $10 million during the Fiscal 2008 Fourth Quarter in connection with the launch of the LANE BRYANT catalog in November 2007.

For all of Fiscal 2008, we have reduced our previously forecasted capital expenditures from approximately $160 – $165 million to approximately $145 – $150 million before construction allowances received from landlords.  The $15 million decrease in forecasted capital expenditures resulted primarily from a reduction in planned store openings, relocations, and improvements for the remainder of Fiscal 2008 and a reduction in planned spending on certain non-critical information technology projects.  We expect that the majority of our planned capital expenditures for the remainder of Fiscal 2008 will support store development, with the remainder of the expenditures primarily for improvements to our information technology and corporate infrastructure.  We expect to finance these additional capital expenditures primarily through internally-generated funds and capital lease financing.

Debt, Lease, and Purchase Commitments

The financial table in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Debt, Lease, and Purchase Commitments” on page 50 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 does not include our liability for unrecognized tax benefits that we have recorded in accordance with our adoption of FIN No. 48 (see “CRITICAL ACCOUNTING POLICIES; Income Taxes” above) as of the beginning of Fiscal 2008.  As a result of the adoption of FIN No. 48, we had $44.2 million of unrecognized tax benefits and $7.4 million of accrued interest and penalties.  During the Fiscal 2008 First Half, there was no material change in either the unrecognized tax benefits or accrued interest and penalties.  We expect that the amount of unrecognized tax benefits will change within the next 12 months.  Although we cannot determine the amount of the change at this time, based on currently available information we do not expect the change to have a material impact on our financial position or results of operations.

Repurchases of Common Stock

During the Fiscal 2008 First Quarter, we used $131.1 million of the proceeds from our issuance of our 1.125% Senior Convertible Notes due May 1, 2014 to repurchase 10.3 million shares of our Common Stock (see “FINANCING; Long-term Debt” below).  In May 2007, we announced that we intend to use an additional $80 to $100 million of the proceeds to repurchase additional shares of Common Stock through the remainder of Fiscal 2008.  During the Fiscal 2008 Second Quarter, we repurchased 1.7 million shares of Common Stock in the open market for $18.3 million.

During the Fiscal 2008 Second Quarter, we also deposited $40.0 million of the proceeds from the issuance of the 1.125% Notes with a third-party financial institution under an agreement that provides the third party with discretionary authority to purchase shares of our Common Stock on our behalf.  As of the end of the Fiscal 2008 Second Quarter, the $40.0 million deposit with the third-party financial institution was recorded as a component of “Other assets” in our condensed consolidated balance sheet and as cash used by financing activities in our condensed consolidated statement of cash flows.Subsequent to the end of the Fiscal 2008 Second Quarter, the third-party financial institution completed the purchase of approximately 4.0 million shares of our Common Stock in accordance with the agreement.  During the remainder of Fiscal 2008, as market conditions allow, we intend to repurchase additional shares of our Common Stock with an aggregate market value of approximately $40.0 million through a combination of open-market purchases and privately negotiated transactions.

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

Off-Balance-Sheet Financing

Asset securitization primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our FASHION BUG, CATHERINES, PETITE SOPHISTICATE, and CROSSTOWN TRADERS proprietary credit card programs.  Additional information regarding our asset securitization facility is included in “Note 9. Asset Securitization” above; “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007; and under the caption “MARKET RISK’ below.

As of August 4, 2007, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005
Type of facility	Conduit	Term	Conduit	Term	Conduit
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0
Funding as of August 4, 2007	$40.0	$100.0	$0.0	$180.0	$43.0
First scheduled principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable
Expected final principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)
Renewal	Annual	Not applicable	Annual	Not applicable	Annual
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

We securitized $272.5 million of private label credit card receivables in the Fiscal 2008 First Half and had $364.9 million of securitized credit card receivables outstanding as of August 4, 2007.  We held certificates and retained interests in our securitizations of $64.8 million as of August 4, 2007, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

Charming Shoppes Receivables Corp. (“CSRC”), Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of August 4, 2007, our investment in asset-backed securities included $11.5 million of QSPE certificates, an I/O strip of $16.9 million, and other retained interests of $36.4 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.  Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. fails to meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.5 million that otherwise would be available to CSRC.  The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests.  As of August 4, 2007, we were in compliance with these performance standards and, as a result, there were no reallocated collections.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we fail or the QSPEs fail to meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers.  As of August 4, 2007, the QSPEs were in compliance with all applicable financial performance standards.  Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series.  We have no obligation to directly fund the enhancement account of the QSPEs, other than for breaches of customary representations, warranties, and covenants and for customary indemnities.  These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables.  The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

We currently plan to exercise our option to purchase the LANE BRYANT receivables upon the termination of the agreement.  We estimate that the apportionment of receivables allocated to the accounts with respect to the LANE BRYANT retail stores will be approximately $220 million at termination.  We intend to finance the purchase of the LANE BRYANT receivables with a new securitization series that we expect to complete during the Fiscal 2008 Third Quarter.  However, the availability of liquidity may be limited due to recent investor concerns surrounding sub-prime mortgage credit risk, hedge fund losses, unsuccessful leveraged loan syndications, and the related impact on the overall credit markets.  These concerns have adversely affected liquidity in the debt markets, making financing terms for borrowers less attractive.  A prolonged downturn in this market may cause us to seek alternative sources of potentially less-attractive financing.

We lease substantially all of our operating stores under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  As of August 4, 2007, we had an aggregate total of $2.5 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement).  The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets. As of August 4, 2007, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average excess availability, as defined in the facility agreement.  As of August 4, 2007, the applicable rates under the facility were 8.25% for Prime Rate Loans and 6.32% (LIBOR plus 1%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of August 4, 2007.

Long-term Debt

On April 30, 2007, we issued $250.0 million principal amount of our 1.125% Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007, the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in principal amount of notes.  The 1.125% Notes were issued at par, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier repurchased by us or converted.

We received proceeds of approximately $268.1 million from the issuance, net of underwriting fees of approximately $6.9 million.  The underwriting fees, as well as additional transaction costs of $0.7 million incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets,” and amortized to interest expense on an effective interest rate basis over the remaining life of the notes (seven years).

See “Notes to Condensed Consolidated Financial Statements; Note 4.  Long-term Debt” above for additional details of the issuance of the notes.

On April 30, 2007, we called for the redemption on June 4, 2007 of our $149.999 million outstanding aggregate principal amount of 4.75% Notes.  The holders of the 4.75% Notes had the option to convert their notes into shares of our Common Stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149.956 million principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15.146 million shares of our Common Stock and the remaining notes were redeemed for $43 thousand.  In addition, we paid $392 thousand in lieu of fractional shares.

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

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of August 4, 2007, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates.  However, as a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $161.1 million of Series 2004-1 certificates, and $89.5 million of Series 2002-1 being issued at fixed rates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2008, an increase of approximately $300 thousand in selling, general, and administrative expenses would result.

See “PART II. OTHER INFORMATION; Item 1A. Risk Factors” for a further discussion of other market risks related to our securitization facilities.

As of August 4, 2007, there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Item 1A. Risk Factors

On April 30, 2007, we issued $250.0 million principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933.  On May 11, 2007, the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in principal amount of the notes.  The holders of the 1.125% Notes could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “Fundamental Change,” as defined in the indenture relating to the 1.125% Notes.  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

The Financial Accounting Standards Board (“FASB”) has issued a proposed Staff Position (“FSP”) that, if adopted, would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 1.125% Senior Convertible Notes due May 2014.  We would be required to adopt the proposal as of February 3, 2008 (the beginning of Fiscal 2009), with retrospective application to financial statements for periods prior to the date of adoption.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal would reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal would not affect our cash flows.

We have traditionally relied upon the securitization market to finance our proprietary credit card receivables.  In addition, we intend to finance the anticipated purchase of our LANE BRYANT receivables with a new securitization series that we expect to complete during the Fiscal 2008 Third Quarter (see “PART I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: LIQUIDITY AND CAPITAL RESOURCES; Off-Balance-Sheet Financing” above).  The current disruption in the securitization market caused by, among other things, an increased default rate on residential mortgage loans, an increase in the number of rating downgrades with respect to bonds issued in connection with the securitization of loans, the lack of liquidity in the bond market, and the financial condition of many companies that typically participate in this market may negatively affect our ability to access the securitization market.  As a result, we cannot assure you that we will be able to enter into financing arrangements on terms and conditions that are favorable to us.  An inability to enter into a favorable securitization series or satisfactory alternative financing arrangements could adversely affect our financial condition.

We have made recent changes in management as part of an effort to improve our competitive position.  We cannot assure that these changes in management will achieve an improvement in our competitive position;

Other than the above, we have not become aware of any material changes since February 3, 2007 in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 3, 2007.  See also “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total		Maximum
				Number		Number of
				of Shares		Shares that
				Purchased as		May Yet be
	Total			Part of Publicly		Purchased
	Number		Average	Announced		Under the
	of Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs(4)(5)		Programs(4)(5)

May 6, 2007 through June 2, 2007	193	(1)	$12.24	—

June 3, 2007 through July 7, 2007	547,213	(2)	11.13	545,236	(5)

July 8, 2007 through August 4, 2007	1,123,122	(3)	10.92	1,121,443	(5)
Total	1,670,528		$10.99	1,666,679	(5)	13,286,507	(6)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)  Includes 1,977 shares ($10.97 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 545,236 shares ($11.13 average price paid per share) purchased in the open market (see “Note (5)” below).

(3)  Includes 1,679 shares ($9.80 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 1,121,443 shares ($10.92 average price paid per share) purchased in the open market (see “Note (5)” below).

(4)  In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our Common Stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our Common Stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of Common Stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, pursuant to these authorizations, we repurchased a total of 21,370,993 shares of Common Stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. As of August 4, 2007, 4,979,669 shares of our Common Stock remain available for repurchase under these programs. No shares were acquired under these programs during the thirteen weeks ended August 4, 2007. The repurchase programs have no expiration date.

(5)  In May 2007, we announced our intention to use $80 to $100 million of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 to repurchase shares of Common Stock through the remainder of our fiscal year ended February 2, 2008 (see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; LIQUIDITY AND CAPITAL RESOURCES; Repurchases of Common Stock” above). During the quarter ended August 4, 2007, we repurchased 1,666,679 shares of Common Stock in the open market under this plan. We also deposited $40,000,000 with a third-party financial institution under an agreement providing the third party with discretionary authority to purchase shares of our Common Stock on our behalf. Subsequent to August 4, 2007, the third-party financial institution completed such purchases and delivered 3,958,838 shares of our common stock to our transfer agent on our behalf under this plan. Through February 2, 2008, as market conditions allow, we intend to repurchase additional shares of our Common Stock with an aggregate market value of approximately $40,000,000 (approximately 4,348,000 shares based on the closing price of $9.20 for our Common Stock as of August 4, 2007) under this plan through a combination of open-market purchases and privately negotiated transactions.

(6)  Includes 3,958,838 shares purchased subsequent to August 4, 2007 and 4,348,000 estimated shares projected to be purchased under our plan announced in May 2007 (see “Note (5)” above). Also includes 4,979,669 shares authorized under plans announced in Fiscal 1998, Fiscal 2000, and Fiscal 2003 (see “Note (4)” above).

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 21, 2007.

Pamela Davies and Katherine M. Hudson were nominated for reelection, in our Proxy Statement, to serve three-year terms as Class B Directors.  The holders of 113,892,207 shares of our Common Stock, representing 92.0% of the total number of shares outstanding as of the close of business on April 13, 2007 (the record date fixed by our Board of Directors), were present in person or by proxy at the Annual Meeting.  The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Directors nominated:

Name	Votes For	Votes Withheld
Pamela Davies	113,431,214	460,993
Katherine M. Hudson	102,114,601	11,777,606

A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for our fiscal year ending February 2, 2008 was approved, with 113,699,936 votes for, 179,656 votes against, and 12,615 abstentions.

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

10.8	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: September 7, 2007	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: September 7, 2007	/S/ ERIC M. SPECTER
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

Exhibit No.	Item

10.8	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.