Form 10-Q
period 2007-11-03
CHARMING SHOPPES INC
filed 2007-12-07
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock (par value $.10 per share) as of December 4, 2007 was 116,694,356 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3,	February 3,
(In thousands, except share amounts)	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,389	$143,838
Available-for-sale securities	26,919	1,997
Accounts receivable, net of allowances of $1,440 and $5,083	3,559	33,366
Investment in asset-backed securities	113,458	60,643
Merchandise inventories	498,196	429,433
Deferred advertising	32,130	21,707
Deferred taxes	5,232	4,469
Prepayments and other	145,073	145,385
Total current assets	860,956	840,838

Property, equipment, and leasehold improvements – at cost	1,095,772	996,430
Less accumulated depreciation and amortization	630,414	573,984
Net property, equipment, and leasehold improvements	465,358	422,446

Trademarks and other intangible assets	247,171	249,490
Goodwill	152,811	153,370
Other assets	68,252	44,798
Total assets	$1,794,548	$1,710,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$194,407	$178,629
Accrued expenses	192,321	190,702
Current portion – long-term debt	9,239	10,887
Total current liabilities	395,967	380,218

Deferred taxes	66,206	57,340
Other non-current liabilities	160,666	144,722
Long-term debt	305,658	181,124

Stockholders’ equity
Common stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 151,374,836 shares and 135,762,531 shares	15,137	13,576
Additional paid-in capital	406,372	285,159
Treasury stock at cost – 34,224,114 shares and 12,265,993 shares	(324,425)	(84,136)
Accumulated other comprehensive income	18	1
Retained earnings	768,949	732,938
Total stockholders’ equity	866,051	947,538
Total liabilities and stockholders’ equity	$1,794,548	$1,710,942

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	November 3,	October 28,
(In thousands, except per share amounts)	2007	2006

Net sales	$669,389	$695,278

Cost of goods sold, buying, catalog, and occupancy expenses	486,519	480,818
Selling, general, and administrative expenses	187,996	183,435
Total operating expenses	674,515	664,253

Income/(loss) from operations	(5,126)	31,025

Other income	2,686	2,074
Interest expense	(2,206)	(3,540)

Income/(loss) before income taxes	(4,646)	29,559
Income tax provision/(benefit)	(1,078)	10,202

Net income/(loss)	(3,568)	19,357

Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities,
net of income tax provision of $8 in 2007	15	0

Comprehensive income/(loss)	$(3,553)	$19,357

Basic net income/(loss) per share	$(.03)	$.16

Diluted net income/(loss) per share	$(.03)	$.15

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	November 3,	October 28,
(In thousands, except per share amounts)	2007	2006

Net sales	$2,225,026	$2,193,553

Cost of goods sold, buying, catalog, and occupancy expenses	1,584,048	1,516,490
Selling, general, and administrative expenses	574,885	541,468
Total operating expenses	2,158,933	2,057,958

Income from operations	66,093	135,595

Other income	7,787	6,488
Interest expense	(8,287)	(11,475)

Income before income taxes	65,593	130,608
Income tax provision	24,584	46,627

Net income	41,009	83,981

Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities,
net of income tax provision of $11 in 2007 and $3 in 2006	17	4

Comprehensive income	$41,026	$83,985

Basic net income per share	$.33	$.69

Diluted net income per share	$.32	$.63

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 3,	October 28,
(In thousands)	2007	2006

Operating activities
Net income	$41,009	$83,981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,492	66,431
Stock-based compensation	8,494	7,603
Deferred income taxes	8,856	(9,713)
Excess tax benefits related to stock-based compensation	(847)	(2,635)
Net loss from disposition of capital assets	1,926	849
Net gain from securitization activities	(7,486)	(1,139)
Changes in operating assets and liabilities
Accounts receivable, net	29,807	36,583
Merchandise inventories	(68,763)	(105,040)
Accounts payable	15,778	74,330
Deferred advertising	(10,423)	(5,617)
Prepayments and other	(591)	(17,932)
Income taxes payable	0	10,998
Accrued expenses and other	16,853	2,135
Purchase of Lane Bryant credit card receivables portfolio	(230,975)	0
Securitization of Lane Bryant credit card receivables portfolio	230,975	0
Net cash provided by operating activities	104,105	140,834

Investing activities
Investment in capital assets	(108,775)	(92,524)
Gross purchases of securities	(73,089)	(33,472)
Proceeds from sales of securities	3,777	52,540
Increase in other assets	(17,225)	(7,417)
Net cash used by investing activities	(195,312)	(80,873)

Financing activities
Proceeds from short-term borrowings	9,527	142,212
Repayments of short-term borrowings	(9,527)	(192,212)
Proceeds from issuance of senior convertible notes	275,000	0
Proceeds from long-term borrowings	986	0
Repayments of long-term borrowings	(9,044)	(11,491)
Payments of deferred financing costs	(7,611)	0
Excess tax benefits related to stock-based compensation	847	2,635
Purchase of hedge on senior convertible notes	(90,475)	0
Sale of common stock warrants	53,955	0
Purchases of treasury stock	(240,289)	0
Net proceeds from shares issued under employee stock plans	389	7,001
Net cash used by financing activities	(16,242)	(51,855)

Increase/(decrease) in cash and cash equivalents	(107,449)	8,106
Cash and cash equivalents, beginning of period	143,838	130,132
Cash and cash equivalents, end of period	$36,389	$138,238

Non-cash financing and investing activities
Common stock issued on redemption of convertible notes	$149,564	$0
Assets acquired through capital leases	$5,509	$0

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current-year presentation.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our February 3, 2007 Annual Report on Form 10-K.  The results of operations for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and October 28, 2006 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, “Fiscal 2008” refers to our fiscal year ending February 2, 2008 and “Fiscal 2007” refers to our fiscal year ended February 3, 2007.  “Fiscal 2009” refers to our fiscal year ending January 31, 2009.  “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 3, 2007 and “Fiscal 2007 Third Quarter” refers to our fiscal quarter ended October 28, 2006.  “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 5, 2007 and “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 4, 2007.  The term “Fiscal 2009 First Quarter” refers to our fiscal quarter ending May 3, 2008.  The terms “Charming Shoppes, Inc.,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Shares available for future grants under our stock-based compensation plans as of November 3, 2007:

2004 Stock Award and Incentive Plan	3,915,252
2003 Non-Employee Directors Compensation Plan	122,968
1994 Employee Stock Purchase Plan	1,072,687
1988 Key Employee Stock Option Plan	105,055

Stock option activity for the thirty-nine weeks ended November 3, 2007:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at February 3, 2007	2,217,790	$5.82	$1.00	–	$13.84	$16,473
Granted – option price less than market price	18,000	1.00	1.00	–	1.00
Canceled/forfeited	(7,502)	4.08	1.00	–	11.28
Exercised	(148,181)	5.26	1.00	–	8.46	884	(2)
Outstanding at November 3, 2007	2,080,107	$5.82	$1.00	–	$13.84	$2,092
Exercisable at November 3, 2007	2,015,680	$5.98	$1.00	–	$13.84	$1,717
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Stock-based compensation expense for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and October 28, 2006 includes (i) compensation cost for all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands)	2007	2006	2007	2006

Total stock-based compensation expense	$734	$2,588	$8,494	$7,603

We use the Black-Scholes valuation model to estimate the fair value of stock options, and amortize stock-based compensation on a straight-line basis over the estimated life of a stock option or the vesting period of an award.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.  Estimates or assumptions we used under the Black-Scholes model are consistent with those used in Fiscal 2007, as described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” in our February 3, 2007 Annual Report on Form 10-K.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $18,334,000 as of November 3, 2007.  The weighted-average period over which we expect to recognize this compensation is approximately 3 years.  During the thirteen weeks ended November 3, 2007, we reduced our estimate of the number of shares expected to vest in connection with our performance-based awards.

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

Liabilities recorded in connection with the integration plan outstanding as of February 3, 2007, adjustments, payments, or settlements of these liabilities for the thirty-nine weeks ended November 3, 2007, and the remaining accrual as of November 3, 2007 were as follows:

		Thirty-nine Weeks Ended
	Balance at	November 3, 2007		Balance at
	February 3,		Payments/	November 3,
(In thousands)	2007	Adjustments	Settlements	2007

Lease termination and related costs	$1,820	$(746)	$(1,074)	$0
Other costs	239	(153)	(86)	0
Total	$2,059	$(899)	$(1,160)	$0

During the Fiscal 2008 Third Quarter, we reached an agreement with the landlord to terminate the lease on Crosstown Traders’ manufacturing facility for approximately $570,000 and paid or settled the remaining liabilities in connection with the integration plan.  Accordingly, the lease termination liability and related costs, other costs, goodwill, and deferred taxes were adjusted in the Fiscal 2008 Third Quarter to reflect the termination of the lease and the payment or settlement of the remaining liabilities.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog.  Details of our accounts receivable are as follows:

	November 3,	February 3,
(In thousands)	2007	2007

Due from customers	$4,999	$38,449
Allowance for doubtful accounts	(1,440)	(5,083)
Net accounts receivable	$3,559	$33,366

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Trademarks and Other Intangible Assets

	November 3,	February 3,
(In thousands)	2007	2007

Trademarks, tradenames, and internet domain names	$241,988	$241,850
Customer lists, customer relationships, and covenant not to compete	16,400	16,400
Total at cost	258,388	258,250
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	11,217	8,760
Net trademarks and other intangible assets	$247,171	$249,490

Note 4. Long-term Debt

	November 3,	February 3,
(In thousands)	2007	2007

1.125% Senior Convertible Notes, due May 2014	$275,000	$0
4.75% Senior Convertible Notes, due June 2012(1)	0	149,999
Capital lease obligations	12,876	12,853
6.07% mortgage note, due October 2014	11,235	11,696
6.53% mortgage note, due November 2012	7,000	8,050
7.77% mortgage note, due December 2011	8,051	8,496
Other long-term debt	735	917
Total long-term debt	314,897	192,011
Less current portion	9,239	10,887
Long-term debt	$305,658	$181,124
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

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $736,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets, and are being amortized to interest expense on an effective interest rate basis over the life of the notes (seven years).

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

Upon conversion, we intend to deliver an amount in cash equal to the lesser of the aggregate principal amount of notes to be converted or our total conversion obligation.  If our conversion obligation exceeds the aggregate principal amount of the 1.125% Notes, we will deliver shares of our common stock in respect of the excess.  However, we have the option, subject to the approval of our Board of Directors, to elect to satisfy our conversion obligation entirely in shares of our common stock.  In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture.  In addition, if we undergo a Fundamental Change before maturity of the 1.125% Notes, we may be required to repurchase for cash all or a portion of the 1.125% Notes at a repurchase price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase.  As of November 3, 2007, none of the conditions allowing holders of the 1.125% Notes to convert had been met.

Under a registration rights agreement that we entered into with the initial purchasers of the 1.125% Notes, we agreed to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering re-sales of the 1.125% Notes and the shares of our common stock issuable on conversion of the notes.  On August 24, 2007, we filed with the SEC an automatic shelf registration statement covering re-sales of the 1.125% Notes and the shares issuable on conversion of the notes.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of November 3, 2007.

Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  The call options allow us to purchase up to approximately 17,881,000 shares of our common stock at an initial strike price of $15.379 per share.  The call options expire on May 1, 2014 and must be net-share settled.  The cost of the call options was approximately $90,475,000.

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

We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheet as of November 3, 2007.  We used a portion of the net proceeds from the 1.125% Notes to pay the $36,520,000 net cost of the call options and warrants.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stockholders’ Equity

Thirty-nine
Weeks Ended
November 3,
(Dollars in thousands)	2007

Total stockholders’ equity, beginning of period	$947,538
Cumulative effect of adoption of FIN No. 48(1)	(4,998)
Net income	41,009
Net proceeds from shares issued under employee stock plans (466,749 shares)	389
Purchase of treasury shares (21,958,121 shares)	(240,289)
Common stock issued on redemption of convertible notes (15,145,556 shares)	149,564
Sale of common stock warrants(2)	53,955
Purchase of common stock call options(2)	(90,475)
Stock-based compensation expense	8,494
Excess tax benefits related to stock-based compensation	847
Unrealized gain on available-for-sale securities, net of tax	17
Total stockholders’ equity, end of period	$866,051
____________________
(1) See “Note 8. Income Taxes” below.
(2) See “Note 4. Long-term Debt” above.

During the Fiscal 2008 First Quarter, we repurchased 10,315,000 shares of our common stock with $131,102,000 of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 (see “Note 4. Long-term Debt” above).  In May 2007, we announced a program to use an additional $80 to $100 million of the proceeds to repurchase shares of common stock during Fiscal 2008.  During the Fiscal 2008 Second Quarter and Fiscal 2008 Third Quarter, we repurchased an aggregate total of 10,416,000 shares of our common stock for $100,000,000 under this program.

During the Fiscal 2008 Third Quarter, we also announced our intention to complete the repurchase of additional shares during the remainder of Fiscal 2008 under a prior authorization from our Board of Directors that allows us to repurchase up to approximately 4,980,000 shares of our common stock.  During the Fiscal 2008 Third Quarter, we purchased an aggregate total of 1,227,000 shares for $9,187,000 under this program (see “Note 12. Subsequent Events” below for information regarding additional purchases).

On November 8, 2007 (subsequent to the end of the Fiscal 2008 Third Quarter), we announced that our Board of Directors has authorized a new $200 million share repurchase program (see “Note 12. Subsequent Events” below).

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Customer Loyalty Card Programs (Continued)

During the thirteen weeks ended November 3, 2007 we recognized revenues of $5,438,000 and during the thirteen weeks ended October 28, 2006 we recognized revenues of $4,871,000 in connection with our loyalty card programs.  During the thirty-nine weeks ended November 3, 2007 we recognized revenues of $16,449,000 and during the thirty-nine weeks ended October 28, 2006 we recognized revenues of $14,042,000 in connection with our loyalty card programs.

At the end of the Fiscal 2008 Third Quarter, we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.  This program had no impact on our Fiscal 2008 Third Quarter results of operations.

Note 7. Net Income per Share

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	November 3,		October 28,	November 3,		October 28,
(In thousands, except per share amounts)	2007		2006	2007		2006

Basic weighted average common shares outstanding	121,196		122,586	122,688		122,174
Dilutive effect of assumed conversion of
4.75% Senior Convertible Notes	0	(1)	15,182	6,674	(1)	15,182
Dilutive effect of stock options and awards	0	(2)	2,164	1,478		2,215
Diluted weighted average common shares
and equivalents outstanding	121,196		139,932	130,840		139,571

Net income/(loss)	$(3,568)		$19,357	$41,009		$83,981
Decrease in interest expense from assumed
conversion of 4.75% Senior Convertible
Notes, net of income taxes	0	(1)	1,128	1,476	(1)	3,385
Net income/(loss) used to determine diluted
net income/(loss) per share	$(3,568)		$20,485	$42,485		$87,366

Options with weighted average exercise price
greater than market price, excluded from
computation of net income/(loss) per share:
Number of shares	193		1	77		1
Weighted average exercise price per share	$7.71		$13.84	$9.30		$13.84
____________________
(1) The notes were converted or redeemed on June 4, 2007 (see “Note 4. Long-term Debt” above).
(2) All stock options and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Income per Share (Continued)

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

See “Note 5. Stockholders’ Equity” above and “Note 12. Subsequent Events” below for further information regarding repurchases of our common stock.

Note 8. Income Taxes

The effective income tax rate was 37.5% for the thirty-nine weeks ended November 3, 2007, as compared to 35.7% for the thirty-nine weeks ended October 28, 2006.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

As of November 3, 2007, the gross unrecognized tax benefits were $52,624,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $17,201,000.  The accrued interest and penalties as of November 3, 2007 were $8,429,000.  During the Fiscal 2008 Third Quarter, the gross unrecognized tax benefits increased by $3,539,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would increase our income tax benefit and decrease our net loss increased by $963,000.  Accrued interest and penalties increased during the Fiscal 2008 Third Quarter by $463,000.

We expect that the amount of unrecognized tax benefits will change within the next 12 months.  Although we cannot determine the amount of the change at this time, based on currently available information we do not expect the change to have a material impact on our financial position or results of operations.

Our U.S. Federal income tax returns for Fiscal 2005 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”).  The IRS is not currently examining any of our tax returns.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2003 and beyond, depending upon the jurisdiction, remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2003 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1999.

Note 9. Asset Securitization

Our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, which transfers its interest in all the receivables other than Crosstown Traders receivables to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp. (“CSRC”), a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).

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

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

We securitized $679,198,000 of private label credit card receivables in the first three quarters of Fiscal 2008 and had $595,473,000 of securitized credit card receivables outstanding as of November 3, 2007.  We held certificates and retained interests in our securitizations of $113,458,000 as of November 3, 2007, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of November 3, 2007, our investment in asset-backed securities included $41,510,000 of QSPE certificates, an I/O strip of $24,275,000, and other retained interests of $47,673,000.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the Fiscal 2008 Third Quarter has resulted in the requirement to begin the reallocation of collections as discussed above.  We anticipate that $9,450,000 of collections will be fully transferred on December 17, 2007.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income.  As of November 3, 2007, the Trust was in compliance with its financial performance standards.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of November 3, 2007, we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

Prior to November 1, 2007, we had an agreement under which a third party provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement, we exercised our option to purchase the LANE BRYANT portfolio on November 1, 2007 and assigned the right to purchase the LANE BRYANT portfolio to the Bank.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $230,975,000, it sold the receivables to CSRC, which transferred the receivables to the Trust.  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $6,830,000, which is included in selling, general, and administrative expenses for the thirteen weeks and thirty-nine weeks ended November 3, 2007.  In addition, we recognized approximately $2,119,000 of selling, general, and administrative expenses in connection with the issuance of approximately 2.4 million new LANE BRYANT proprietary credit cards.

On October 17, 2007, the Trust issued $320,000,000 of five-year asset-backed certificates (“Series 2007-1”) in a private placement under Rule 144A.  Of the $320,000,000 of certificates issued, $289,600,000 were sold to investors, and CSRC held $30,400,000 as a retained interest.  CSRC may in the future sell all or a portion of such retained interest.  Of the certificates sold to investors, $203,500,000 pay interest on a floating rate basis tied to one-month LIBOR, while the remaining $86,100,000 of certificates were issued at fixed rates.  The Trust used $35,000,000 of the proceeds to fund receivables and to pay down other securitization series and placed the remaining proceeds of $285,000,000 into a pre-funding cash account.

Concurrent with the issuance of Series 2007-1, the Trust entered into a series of fixed-rate interest-rate swap agreements with respect to $174,700,000 of the floating-rate certificates sold to investors.  The notional value of these swaps equals the face value of these certificates in excess of the certificate’s pro-rata share of the outstanding pre-funding cash account at any measurement date.  The blended weighted-average interest rate on the swapped certificates is 6.39%.  The Trust also acquired an interest-rate cap with respect to $28,800,000 of floating-rate certificates sold to investors.  The interest-rate cap counterparty will make payments to the Trust when one-month LIBOR exceeds 10%.  The fixed-rate certificates were sold at a discount and carry a blended weighted average-yield of 6.43% and a blended weighted average coupon of 6.34%.

The Trust paid for its acquisition of the LANE BRYANT proprietary credit card accounts receivable balances primarily by withdrawing $227,500,000 of proceeds from the pre-funding cash account for the Series 2007-1 Certificates.  The remainder of the funds in the pre-funding cash account will provide financing for additional receivables, including receivables made available for financing by the amortization of the Series 2002-1 certificates issued by the Trust.  Series 2002-1 has been in amortization since July 2007 and we currently expect it to be repaid in full by May 2008.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services costs, information systems support costs, and insurance costs, to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store-related selling, buying, occupancy, and warehousing costs.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation costs; E-commerce advertising costs; warehousing costs; and order processing costs.

“Corporate and Other” includes unallocated general and administrative costs; shared services costs; insurance costs; information systems support costs; corporate depreciation and amortization; corporate occupancy costs; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income/(loss) before interest and income taxes.

Operating segment assets are those directly used in, or allocable to, that segment’s operations.  Operating assets for the Retail Stores segment consist primarily of inventories, the net book value of store facilities, goodwill, and intangible assets.  Operating assets for the Direct-to-Consumer segment consist primarily of trade receivables, inventories, deferred advertising costs, the net book value of catalog operating facilities, goodwill, and intangible assets.  Corporate and Other assets include corporate cash and cash equivalents, the net book value of corporate facilities, deferred income taxes, and other corporate long-lived assets.

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other	Consolidated

Thirteen weeks ended November 3, 2007
Net sales	$588,777	$78,979	$1,633	$669,389
Depreciation and amortization	15,678	401	7,157	23,236
Loss before interest and income taxes	32,586	(4,529)	(30,497)	(2,440)
Interest expense			(2,206)	(2,206)
Income tax benefit			1,078	1,078
Net loss	32,586	(4,529)	(31,625)	(3,568)
Capital expenditures	27,672	1,484	5,603	34,759

Thirty-nine weeks ended November 3, 2007
Net sales	$1,960,754	$259,044	$5,228	$2,225,026
Depreciation and amortization	42,459	1,125	25,908	69,492
Income before interest and income taxes	177,430	(7,440)	(96,110)	73,880
Interest expense			(8,287)	(8,287)
Income tax provision			(24,584)	(24,584)
Net income	177,430	(7,440)	(128,981)	41,009
Capital expenditures	83,264	2,294	23,217	108,775

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other	Consolidated

Thirteen weeks ended October 28, 2006
Net sales	$615,321	$79,826	$131	$695,278
Depreciation and amortization	10,216	718	10,368	21,302
Income before interest and income taxes	58,974	346	(26,221)	33,099
Interest expense			(3,540)	(3,540)
Income tax provision			(10,202)	(10,202)
Net income	58,974	346	(39,963)	19,357
Capital expenditures	25,953	2,033	9,567	37,553

Thirty-nine weeks ended October 28, 2006
Net sales	$1,912,533	$279,579	$1,441	$2,193,553
Depreciation and amortization	36,693	1,285	28,453	66,431
Income before interest and income taxes	206,642	8,416	(72,975)	142,083
Interest expense			(11,475)	(11,475)
Income tax provision			(46,627)	(46,627)
Net income	206,642	8,416	(131,077)	83,981
Capital expenditures	64,064	3,221	25,239	92,524

Note 11. Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy which places the highest priority on the use of quoted prices in active markets to determine fair value.  It also requires, among other things, that entities are to include their own credit standing when measuring their liabilities at fair value.  In November 2007, the FASB drafted a proposed FASB Staff Position (“FSP”) that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The proposed FSP would not defer recognition and disclosure requirements for financial assets and liabilities or for non-financial assets and liabilities that are re-measured at least annually.  We will be required to adopt the provisions of SFAS No. 157 prospectively, effective as of the beginning of Fiscal 2009.  We are evaluating the impact that adoption of SFAS No. 157 would have on our financial position or results of operations.

In September 2006, the FASB ratified the consensus of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.”  EITF Issue No. 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and an employee.  EITF Issue No. 06-4 requires employers to recognize a liability for future benefits payable to the employee under such agreements.  The effect of applying the provisions of Issue No. 06-4 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.  The provisions of EITF Issue No. 06-4 will be effective as of the beginning of Fiscal 2009, with earlier application permitted.  We are evaluating the impact that adoption of EITF Issue No. 06-4 would have on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Impact of Recent Accounting Pronouncements (Continued)

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which clarifies when a tax position is considered to be “settled” under FIN No. 48.  Under FSP FIN 48-1, a tax position can be “effectively settled” upon completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, we would recognize the full amount of the tax benefit, even if (1) the tax position is not considered more-likely-than-not to be sustained solely on the basis of its technical merits, and (2) the statute of limitations remains open.  In applying the provisions of the FSP, we are required to document our analyses and conclusions.  The provisions of FSP FIN 48-1 are effective upon adoption of FIN No. 48.  The adoption of FSP FIN 48-1 did not have a material effect on our financial position or results of operations.

Note 12. Subsequent Events

Subsequent to the end of the Fiscal 2008 Third Quarter, we repurchased an aggregate total of 500,000 additional shares of our common stock for $3,529,000 under the prior authorization from our Board of Directors allowing us to repurchase up to approximately 4,980,000 shares of our common stock (see “Note 5. Stockholders’ Equity” above).

On November 8, 2007, we announced that our Board of Directors authorized a new $200 million share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions, and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions, and we intend to hold shares repurchased as treasury shares.  We expect to complete the program over the next several years.

On November 8, 2007, we also announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of its operating functions.  We expect to complete the relocation by the end of March 2008.  As a result, we expect to recognize one-time pre-tax charges of approximately $4.0 million related to severance, retention, and relocation costs.  We also expect to recognize approximately $4.5 million of non-cash pre-tax charges for acceleration of depreciation related to the Memphis facility.  On an after-tax basis, we expect the impact of the combined charges to be slightly cash-flow negative.  We expect to recognize approximately $5.4 million of these pre-tax charges during the Fiscal 2008 Fourth Quarter, and we expect to complete the relocation and recognize the remainder of the charges during the Fiscal 2009 First Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the financial statements, accompanying notes, and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and in our Quarterly Reports on Form 10-Q for the fiscal periods ended May 5, 2007 and August 4, 2007.  As used in this management’s discussion and analysis, “Fiscal 2008” refers to our fiscal year ending February 2, 2008 and “Fiscal 2007” refers to our fiscal year ended February 3, 2007.  “Fiscal 2008 Third Quarter” refers to our thirteen week fiscal period ended November 3, 2007 and “Fiscal 2007 Third Quarter” refers to our thirteen week fiscal period ended October 28, 2006.  “Fiscal 2008 First Quarter” refers to our thirteen week fiscal period ended May 5, 2007, “Fiscal 2008 Second Quarter” refers to our thirteen-week fiscal period ended August 4, 2007, and “Fiscal 2008 Fourth Quarter” refers to our thirteen-week fiscal period ending February 2, 2008. The term “Fiscal 2009 First Quarter” refers to our fiscal quarter ending May 3, 2008.  The terms “Charming Shoppes, Inc.,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

We operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time and it is not possible for us to predict all risk factors that may affect us.  Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify.  Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, which speak only as of the date on which they were made.  We assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.  Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

•
We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments. Recent changes in management may fail to achieve improvement in our operating results.  We cannot assure the realization of our anticipated annual expense savings from the  consolidation of operations and new organizational structure at our CATHERINES brand.

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

•	We cannot assure the successful implementation of our business plans for our outlet store distribution channel and expansion of our CACIQUE® product line through new store formats.

•	We cannot assure the realization of our anticipated benefits from the re-launch of our LANE BRYANT credit card program.

•	We cannot assure the successful implementation of our business plan for Crosstown Traders, including the successful launch of our LANE BRYANT catalog.

•	Successful operation of our E-commerce websites and our catalog business is dependent on our ability to maintain efficient and uninterrupted customer service and fulfillment operations.

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

•
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances (see “Notes to Condensed Consolidated Financial Statements; Note 4. Long-term Debt” above).  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Historically, actual results have not differed materially from those determined using required estimates.  Our critical accounting policies are discussed in the notes and management’s discussion and analysis of financial condition and results of operations accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

We perform a review of our goodwill and other intangible assets for possible impairment on an annual basis during the fourth quarter of our fiscal year.  Our fourth quarter operating results are significant to us and are therefore integral to our ability to prepare our annual impairment analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.

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

We will be required on a quarterly basis to monitor the 1.125% Notes, call options, and warrants for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to qualify under the provisions of EITF Issue 00-19 or paragraph 11(a) of SFAS No. 133, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective as of February 4, 2007 (see “Notes to Condensed Consolidated Financial Statements; Note 8.  Income Taxes” above).

RECENT DEVELOPMENTS

In October 2007, we announced our intention to complete the repurchase of additional shares of our common stock during the remainder of Fiscal 2008 under a prior authorization from our Board of Directors that allows us to repurchase up to approximately 4,980,000 shares of our common stock.  During the Fiscal 2008 Third Quarter, we purchased an aggregate total of 1.2 million shares for $9.2 million under this program.  Subsequent to the end of the Fiscal 2008 Third Quarter, we repurchased an aggregate total of 0.5 million additional shares of our common stock for $3.5 million under this program.

On November 8, 2007, we announced that our Board of Directors has authorized a new $200 million share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions, and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions, and we intend to hold shares repurchased as treasury shares.  We expect to complete the program over the next several years.

See “Notes to Condensed Consolidated Financial Statements; Note 5. Stockholders’ Equity and Note 12. Subsequent Events” above for further details of the repurchases.

On November 8, 2007, we also announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of its operating functions.  We expect to complete the relocation by the end of March 2008.  As a result, we expect to recognize one-time pre-tax charges of approximately $4.0 million related to severance, retention, and relocation costs.  We also expect to recognize approximately $4.5 million of non-cash pre-tax charges for acceleration of depreciation related to the Memphis facility.  On an after-tax basis, we expect the impact of the combined charges to be slightly cash-flow negative.  We expect to recognize approximately $5.4 million of these pre-tax charges during the Fiscal 2008 Fourth Quarter and to complete the relocation and recognize the remainder of the charges during the Fiscal 2009 First Quarter.  We anticipate that the execution of the new organizational structure will result in approximately $8 million of annual expense savings, primarily in the areas of payroll and occupancy costs.

On October 21, 2007, the LANE BRYANT catalog trademark, which had been licensed to a third party, reverted to us and we launched our Lane Bryant Woman catalog.  During the Fiscal 2008 Third Quarter we also launched the Lane Bryant Woman website.  Revenues from the Lane Bryant Woman catalog will be included in our Direct-to-Consumer segment.

RESULTS OF OPERATIONS

Overview

During the Fiscal 2008 Third Quarter, we continued to face a number of challenges that are negatively impacting our short-term results.  These challenges, which include continuing pressure on our consumers’ disposable income, unseasonably warm weather, and the lack of a current fashion driver in our industry, resulted in a difficult retail sales environment.  The downward-trending store traffic levels we experienced during the Fiscal 2008 Second Quarter at our Retail Stores segment continued throughout the Fiscal 2008 Third Quarter, particularly at our LANE BRYANT brand.  As a result, we continued to be more aggressive in clearing seasonal Retail Stores inventory, leading to deeper-than-planned markdowns and continued pressure on our merchandise margins.  At our Direct-to-Consumer segment, the changes that we have implemented have led to a significant moderation of the downward-trending catalog sales that we experienced during the first half of Fiscal 2008.

The initiatives we put in place in response to our first half performance continued throughout our Fiscal 2008 Third Quarter.  Accordingly, we continued to focus on reducing selling, general, and administrative expenses, managing to lower inventory levels, and reducing our capital budget spending by approximately $12 - $15 million during the second half of Fiscal 2008 through the reduction of certain store development and non-critical infrastructure projects.

Our consolidated net sales for the Fiscal 2008 Third Quarter were $669.4 million, as compared to net sales for the Fiscal 2007 Third Quarter of $695.3 million, a decrease of 3.7%.  Diluted net loss per share for the Fiscal 2008 Third Quarter was $(0.03), as compared to diluted net income per share for the Fiscal 2007 Third Quarter of $0.15.  For the first three quarters of Fiscal 2008, our consolidated net sales were $2,225.0 million, as compared to net sales for the first three quarters of Fiscal 2007 of $2,193.6 million, an increase of 1.4%.  Diluted net income per share for the first three quarters of Fiscal 2008 was $0.32, as compared to diluted net income per share of $0.63 for the first three quarters of Fiscal 2007, a decrease of 49.2%.

The year-over-year reductions in net income and net income per share are primarily attributable to reduced traffic levels, the decline in Retail Stores merchandise margins, lower response rates and average order values from our apparel-related catalogs, and negative expense leverage on lower-than-planned sales.  Each of our Retail Stores brands and our Direct-to-Consumer segment experienced declines in operating results in the Fiscal 2008 Third Quarter as compared to the prior-year period.  The Fiscal 2008 Third Quarter includes a net pre-tax benefit of approximately $4.7 million related to our purchase and subsequent securitization of the LANE BRYANT credit card portfolio on November 1, 2007 and our re-issuance of new credit cards (see “LIQUIDITY AND CAPITAL RESOURCES; Off-Balance-Sheet Financing” below).  Fiscal 2007 year-to-date results included pre-opening operating expenses of approximately $7.8 million pre-tax, ($5.0 million after tax, or $0.04 per diluted share) relating to our opening of 80 LANE BRYANT OUTLET stores in July 2006.

We continue to execute on a number of new product and marketing initiatives that were initiated during the Fiscal 2008 Third Quarter to improve traffic and sales trends.  We are encouraged by the initial response to our new “Right Fit by Lane Bryant™” campaign, which supports our launch of new core denim and career pant assortments using new fit technology.  Our FASHION BUG stores began stocking Gitano® brand fashionable casual merchandise offerings during the Fiscal 2008 Third Quarter under our exclusive licensing agreement, and will carry the new merchandise into the December holiday season and beyond.

At the end of the Fiscal 2008 Third Quarter, we acquired and securitized the LANE BRYANT proprietary credit card portfolio, which had previously been serviced under an agreement with a third party.  We re-launched the LANE BRYANT proprietary credit card program with the issuance of approximately 2.4 million new credit cards in connection with a new loyalty card program designed to stimulate traffic and sales at our LANE BRYANT brand.

While we are committed to executing our long-term growth strategy as a multi-brand, multi-channel retailer, we are currently facing a number of challenges that continue to negatively impact our short-term results.  In view of uncertain economic conditions and indications that the December holiday season is expected to be highly promotional for retail sales, we remain cautious for the remainder of Fiscal 2008.  In response, we are implementing the additional near-term actions described in the following three paragraphs, which are designed to enable us to manage through the difficult retail environment.

In addition to the relocation and consolidation of our CATHERINES operations (discussed in “RECENT DEVELOPMENTS” above) and the expansion of our LANE BRYANT credit card program (discussed above), we are taking additional steps to enhance merchandise and marketing at our Retail Stores brands and making additional improvements to our catalog business.

In response to reduced demand by our customers for basic fashions, we plan to improve our merchandise content at LANE BRYANT by including a higher fashion component.  Changes to the LANE BRYANT product mix are in process for the December holiday season, with more significant changes being made for the Spring season.  We are also being more aggressive in our marketing efforts, which include increases in direct-mail advertising for each of our brands throughout the December holiday season and cable television advertising for our LANE BRYANT brand during the Thanksgiving holiday.

In our catalog business, we launched the Lane Bryant Woman catalog, which offers clothing, footwear, and intimate apparel in an expanded range of plus sizes at a value price point.  We have also launched our www.lanebryantcatalog.com website to complement the catalog launch.  We are also continuing to initiate new creative marketing programs and product offerings for other catalog titles, as well as streamlining apparel catalog operations.  We plan to discontinue the Regalia® catalog, one of our smaller catalog titles, and to begin marketing efforts to migrate the Regalia customer base to our other catalog titles.

Comparative Operating Data

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Thirty-nine Weeks Ended(1)		Change
	November 3,	October 28,	From Prior	November 3,	October 28,	From Prior
	2007	2006	Period	2007	2006	Period

Net sales	100.0%	100.0%	(3.7)%	100.0%	100.0%	1.4%
Cost of goods sold, buying,
catalog, and occupancy expenses	72.7	69.2	1.2	71.2	69.1	4.5
Selling, general, and
administrative expenses	28.1	26.4	2.5	25.8	24.7	6.2
Income/(loss) from operations	(0.8)	4.5	(116.5)	3.0	6.2	(51.3)
Other income	0.4	0.3	29.5	0.3	0.3	20.0
Interest expense	0.3	0.5	(37.7)	0.4	0.5	(27.8)
Income tax provision/(benefit)	(0.2)	1.5	(110.6)	1.1	2.1	(47.3)
Net income/(loss)	(0.5)	2.8	(118.4)	1.8	3.8	(51.2)
____________________
(1) Results may not add due to rounding.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In millions)	2007	2006	2007	2006

FASHION BUG	$221.6	$240.7	$761.8	$789.2
LANE BRYANT(1)	279.7	287.0	907.5	845.2
CATHERINES	82.2	85.7	276.3	276.2
Other retail stores(2)	5.3	1.9	15.2	1.9
Total Retail Stores segment sales	588.8	615.3	1,960.8	1,912.5
Total Direct-to-Consumer segment sales	79.0	79.8	259.0	279.6
Corporate and other(3)	1.6	0.2	5.2	1.5
Total net sales	$669.4	$695.3	$2,225.0	$2,193.6
____________________
(1) Includes LANE BRYANT OUTLET stores, which began operations in July 2006.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(3) Primarily revenue related to loyalty card fees.

The following table shows our year-to-date retail store activity for Fiscal 2008 and planned store activity for all of Fiscal 2008:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2008 Year-to-Date(2):
Stores at February 3, 2007	1,009	859		465	45		2,378

Stores opened	7	73	(3)	9	10		99
Stores closed	(12)	(10)		(3)	(0)		(25)
Net change in stores	(5)	63		6	10		74

Stores at November 3, 2007	1,004	922		471	55		2,452

Stores relocated during period	15	27		11	0		53

Fiscal 2008:
Planned store openings(4)	8	79	(5)	9	11	(6)	107
Planned store closings	21	39		6	0		66
Planned store relocations(4)	15	45	(7)	11	0		71
____________________
(1) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(2) Excludes 2 Crosstown Traders outlet stores that are included in our Direct-to-Consumer segment.
(3) Includes 18 LANE BRYANT OUTLET stores and 37 LANE BRYANT intimate apparel side-by-side stores.
(4) Reflects reduced capital expenditures forecast (see “LIQUIDITY AND CAPITAL RESOURCES; Capital Expenditures” below).
(5) Includes approximately 19 LANE BRYANT OUTLET stores and 37 LANE BRYANT intimate apparel side-by-side stores.
(6) Includes 4 PETITE SOPHISTICATE stores and 7 PETITE SOPHISTICATE OUTLET stores.
(7) Includes approximately 27 conversions to LANE BRYANT intimate apparel side-by-side stores.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(8)%	1%	(4)%	1%
FASHION BUG	(7)	0	(3)	(1)
LANE BRYANT(3)	(9)	0	(5)	2
CATHERINES	(6)	4	(1)	4

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
FASHION BUG	1	1	1	1
LANE BRYANT(3)	4	9	6	5
CATHERINES	0	1	0	1
Other retail stores(4)	1	0	1	0

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(1)	(1)	(1)	(1)
LANE BRYANT	(1)	(3)	(1)	(2)
CATHERINES	(0)	(0)	(0)	(1)

Increase/(decrease) in Retail Stores segment sales	(4)	8	3	6

Direct-to-Consumer segment
Decrease in Direct-to-Consumer segment sales	(1)	(15)	(7)	— (5)

Increase/(decrease) in consolidated total net sales	(4)	5 (6)	1	12 (6)
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

(2) Includes incremental Retail Stores segment E-commerce sales.
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(5) Comparison is not meaningful, as prior-year period includes sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005 (approximately 21 weeks).
(6) The increase in consolidated total net sales includes a decrease of 2% for the thirteen weeks ended October 28, 2006 and an increase of 7% for the thirty-nine weeks ended October 28, 2006 as a result of the acquisition of Crosstown Traders, Inc. on June 2, 2005.

Comparison of Thirteen Weeks Ended November 3, 2007 and October 28, 2006

Net Sales

The decrease in consolidated net sales in our Fiscal 2008 Third Quarter as compared to our Fiscal 2007 Third Quarter resulted primarily from reduced traffic levels at our Retail Stores segment.  Decreases in sales from full-line stores across all brands in our Retail Stores segment were partially offset by increases in sales from our outlet business.

Retail Stores Segment Net Sales

Comparable store sales for our Fiscal 2008 Third Quarter decreased as compared to our Fiscal 2007 Third Quarter, and were below our plan for the quarter.  The decreased traffic levels at each of our brands resulted in increased markdowns of merchandise as compared to our plan for the quarter.  We operated 2,452 stores as of November 3, 2007, as compared to 2,386 stores as of October 28, 2006.

Decreased sales from our LANE BRYANT, FASHION BUG, and CATHERINES stores were partially offset by an increase in sales from our LANE BRYANT OUTLET stores, which began operations in July 2006.  Each of our brands experienced a decrease in the average number of transactions per store and the average dollar sale per transaction except for FASHION BUG, which experienced an increase in the average dollar sale per transaction.

We offer various loyalty card programs to our Retail Stores segment customers (see “Notes to Condensed Consolidated Financial Statements; Note 6. Customer Loyalty Card Programs” above).  During the Fiscal 2008 Third Quarter we recognized revenues of $5.4 million and during the Fiscal 2007 Third Quarter we recognized revenues of $4.9 million in connection with our loyalty card programs. At the end of the Fiscal 2008 Third Quarter, we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.  This program had no impact on our Fiscal 2008 Third Quarter results of operations.

Direct-to-Consumer Segment Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to below-plan performance in our apparel-related catalogs, which resulted from a decline in response rates from both our core customer and prospecting mailing lists and a decrease in the average order value.  Recent management changes, including the appointment of a new president for Crosstown Traders, and improved creative marketing programs and merchandise offerings for several of our fall catalogs have resulted in a significant moderation in the rate of decline in response rates during the current quarter.  In addition, we launched our Lane Bryant Woman catalog at the end of the Fiscal 2008 Third Quarter.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased as a percentage of consolidated net sales in the Fiscal 2008 Third Quarter as compared to the Fiscal 2007 Third Quarter, primarily as a result of reduced merchandise margins for our Retail Stores and Direct-to-Consumer segments and negative leverage on fixed buying and occupancy expenses from reduced sales.  Consolidated cost of goods sold increased 2.2% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses increased 1.3% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 2.6% higher in the Fiscal 2008 Third Quarter as compared to the Fiscal 2007 Third Quarter.  The merchandise margin in our Retail Stores segment for the Fiscal 2008 Third Quarter was adversely affected by increased markdowns in response to a continuation of the reduced traffic levels experienced during the Fiscal 2008 Second Quarter.  Buying and occupancy expenses for our Retail Stores segment were 2.1% higher in the Fiscal 2008 Third Quarter as compared to the Fiscal 2007 Third Quarter, primarily as a result of occupancy costs associated with new stores in the LANE BRYANT and LANE BRYANT OUTLET brands, as well as negative leverage from reduced Retail Stores segment sales.

The reduced merchandise margin in our Direct-to-Consumer segment resulted primarily from negative leverage on increased catalog advertising costs from reduced Direct-to-Consumer segment sales, which were driven by the decreases in response rates and average order value.  Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment.  Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.7% as a percentage of consolidated net sales, primarily as a result of negative leverage from reduced sales for the Retail Stores and Direct-to-Consumer segments.  Selling, general, and administrative expenses for the Fiscal 2008 Third Quarter include a pre-tax benefit of approximately $6.8 million recognized in connection with the purchase and securitization of the LANE BRYANT credit card portfolio (see “LIQUIDITY AND CAPITAL RESOURCES: Off-Balance-Sheet Financing” below).  In addition, we recognized approximately $2.1 million of expenses in connection with the issuance of the 2.4 million new LANE BRYANT proprietary credit cards (see “Overview” above).

Income Tax Provision

The effective income tax rate was a benefit of 23.2% for the Fiscal 2008 Third Quarter as compared to a provision of 34.5% for the Fiscal 2007 Third Quarter.  The Fiscal 2008 Third Quarter tax benefit reflects an increase in the annual estimated effective tax rate, which resulted from a lower estimated annual pretax income on relatively consistent tax adjustment amounts, applied to a small quarterly pretax loss.  (See “Comparison of Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006; Income Tax Provision” below).  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Notes to Condensed Consolidated Financial Statements; Note 8. Income Taxes” above).

Comparison of Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006

Net Sales

The increase in consolidated net sales for the first three quarters of Fiscal 2008 as compared to the first three quarters of Fiscal 2007 was driven primarily by our outlet business, which began operations in July 2006, as well as increases at each of our brands’ E-commerce businesses in our Retail Stores segment.  The increase in our Retail Stores segment net sales was partially offset by a decrease in net sales from our Direct-to-Consumer segment.

Retail Stores Segment Net Sales

Comparable store sales for the first three quarters of Fiscal 2008 decreased at each of our Retail Stores brands as compared to the first three quarters of Fiscal 2007.  Net sales for all of the brands were negatively impacted by reduced traffic levels during the latter half of the nine-month period.

Sales from our LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET stores (which began operations in the latter half of Fiscal 2007) and sales from new LANE BRYANT stores offset decreased comparable store sales from our LANE BRYANT, FASHION BUG, and CATHERINES stores.  CATHERINES’ relatively strong performance during Fiscal 2007 and the first half of Fiscal 2008 did not continue into the Fiscal 2008 Third Quarter.  Each of our Retail Stores brands experienced an increase in store-related E-commerce sales.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction decreased for LANE BRYANT stores, increased for FASHION BUG stores, and was flat for CATHERINES stores.

During the first three quarters of Fiscal 2008 we recognized revenues of $16.4 million and during the first three quarters of Fiscal 2007 we recognized revenues of $14.0 million in connection with our loyalty card programs. At the end of the Fiscal 2008 Third Quarter, we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.  This program had no impact on our Fiscal 2008 results of operations.

Direct-to-Consumer Segment Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to a continuing decline in response rates from both our core customer and prospecting mailing lists and a decrease in the average order value.  As discussed in the quarter-to-quarter comparison above, we made a series of management changes, including the appointment of a new president for Crosstown Traders, and improved creative marketing programs and merchandise offerings for several of our fall catalogs.  These changes have significantly moderated the rate of decline in response rates during the Fiscal 2008 Third Quarter.  In addition, we launched our Lane Bryant Woman catalog at the end of the Fiscal 2008 Third Quarter.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, and occupancy expenses increased as a percentage of consolidated net sales in the first three quarters of Fiscal 2008 as compared to the first three quarters of Fiscal 2007, primarily as a result of reduced merchandise margins for both our Retail Stores and Direct-to-Consumer segments. Consolidated cost of goods sold increased 1.4% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses increased 0.7% as a percentage of consolidated net sales.

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 1.4% higher in the first three quarters of Fiscal 2008 as compared to the first three quarters of Fiscal 2007.  The reduced merchandise margin in our Retail Stores segment was primarily as a result of increased promotional pricing in response to reduced traffic levels.  In addition, our LANE BRYANT brand entered Fiscal 2008 with excess holiday inventories, and experienced a higher-than-planned level of markdowns to exit the season.  Buying and occupancy expenses for the Retail Stores segment, as a percentage of net sales, were 0.7% higher in the first three quarters of Fiscal 2008 as compared to the first three quarters of Fiscal 2007, reflecting negative leverage from the decrease in comparable store sales.

The reduced merchandise margin in our Direct-to-Consumer segment resulted primarily from negative leverage on catalog advertising costs from reduced Direct-to-Consumer segment sales, which were driven by the decreases in response rates and average order value.  Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment.  Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs.

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

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.1% as a percentage of consolidated net sales, primarily as a result of negative leverage for the Retail Stores and Direct-to-Consumer segments.  Additionally, we experienced increases in store payroll and payroll-related expenses, as well as marketing and other corporate administrative expenses.  Selling, general, and administrative expenses for the first three quarters of Fiscal 2008 include a benefit of approximately $6.8 million recognized in connection with the purchase and securitization of the LANE BRYANT credit card portfolio (see “LIQUIDITY AND CAPITAL RESOURCES: Off-Balance-Sheet Financing” below).  In addition, we recognized approximately $2.1 million of expenses in connection with the issuance of the 2.4 million new LANE BRYANT proprietary credit cards (see “Overview” above).

Income Tax Provision

The effective income tax rate was 37.5% for the first three quarters of Fiscal 2008 as compared to 35.7% for the first three quarters of Fiscal 2007.  The effective tax rate increased in Fiscal 2008 as compared to Fiscal 2007 primarily as a result of the impact of relatively consistent tax adjustment dollar amounts on a reduced pre-tax book income.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Notes to Condensed Consolidated Financial Statements; Note 8. Income Taxes” above).

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding for our working capital requirements are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  During the first three quarters of Fiscal 2008, we also incurred long-term debt financing as discussed further in “FINANCING; Long-term Debt” below and in “Notes to Condensed Consolidated Financial Statements; Note 4. Long-term Debt” above).  The following table highlights certain information related to our liquidity and capital resources:

	November 3,	February 3,
(Dollars in millions)	2007	2007

Cash and cash equivalents	$36.4	$143.8
Available-for-sale securities	$26.9	$2.0
Working capital	$465.0	$460.6
Current ratio	2.2	2.2
Long-term debt to equity ratio	35.3%	19.1%

Cash Provided by Operating Activities

Our net cash provided by operating activities decreased to $104.1 million for the first three quarters of Fiscal 2008 from $140.8 million for the first three quarters of Fiscal 2007.  The decrease was primarily attributable to a $43.0 million decrease in net income.  Our net investment in inventories increased in the first three quarters of Fiscal 2008 as compared to the first three quarters of Fiscal 2007.  Excluding incremental inventory purchased for our Lane Bryant Woman catalog business, inventories at the end of the Fiscal 2008 Third Quarter were consistent with the end of the Fiscal 2007 Third Quarter.  On a same-store basis, inventories decreased 2% as of the end of the Fiscal 2008 Third Quarter as compared to the end of the Fiscal 2007 Third Quarter.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $108.8 million during the first three quarters of Fiscal 2008.  Construction allowances received from landlords for the first three quarters of Fiscal 2008 were $34.7 million.  During Fiscal 2008, we continued our new store opening plan for our LANE BRYANT brand, including our LANE BRYANT/CACIQUE side-by-side retail stores and our LANE BRYANT OUTLET stores.  We also plan to invest approximately $10 million during the Fiscal 2008 Fourth Quarter in connection with the launch of our Lane Bryant Woman catalog.

For all of Fiscal 2008, we have reduced our previously forecasted capital expenditures from approximately $160 – $165 million to approximately $145 – $150 million before construction allowances received from landlords.  The $15 million decrease in forecasted capital expenditures resulted primarily from a reduction in planned store openings, relocations, and improvements for the remainder of Fiscal 2008 and a reduction in planned spending on certain non-critical information technology projects.  We expect that the majority of our planned capital expenditures for the Fiscal 2008 Fourth Quarter will support store development, with the remainder of the expenditures primarily for improvements to our information technology and corporate infrastructure.  We expect to finance these additional capital expenditures primarily through internally-generated funds and capital lease financing.

Debt, Lease, and Purchase Commitments

The financial table in “PART II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Debt, Lease, and Purchase Commitments” on page 50 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 does not include our liability for unrecognized tax benefits that we have recorded in accordance with our adoption of FIN No. 48 (see “CRITICAL ACCOUNTING POLICIES; Income Taxes” above) as of the beginning of Fiscal 2008.  As a result of the adoption of FIN No. 48, we had $44.2 million of unrecognized tax benefits and $7.4 million of accrued interest and penalties.  As of November 3, 2007, the gross unrecognized tax benefits were $52.6 million.  The accrued interest and penalties as of November 3, 2007 were $8.4 million.  During the Fiscal 2008 Third Quarter, the gross unrecognized tax benefits increased by $3.5 million and accrued interest and penalties increased by $0.5 million.  We expect that the amount of unrecognized tax benefits will change within the next 12 months.  Although we cannot determine the amount of the change at this time, based on currently available information we do not expect the change to have a material impact on our financial position or results of operations.

Repurchases of Common Stock

During the Fiscal 2008 First Quarter, we used $131.1 million of the proceeds from our issuance of our 1.125% Senior Convertible Notes due May 1, 2014 to repurchase 10.3 million shares of our common stock (see “FINANCING; Long-term Debt” below).

During the first three quarters of Fiscal 2008, we repurchased an additional aggregate total of 10.4 million shares of common stock for $100.0 million under a program announced in May 2007 and 1.2 million shares of common stock for $9.2 million under a prior authorization from our Board of Directors.  In November 2007, we announced a new $200 million share repurchase program.  See “Notes to Condensed Consolidated Financial Statements; Note 5. Stockholders’ Equity,”“Notes to Condensed Consolidated Financial Statements; Note 12 Subsequent Events,” and “RECENT DEVELOPMENTS” above and “PART II. OTHER INFORMATION; Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for further details of these share repurchase programs.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors.  Our existing revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after the payment of such dividends.

Off-Balance-Sheet Financing

Asset securitization primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs.  Additional information regarding our asset securitization facility is included in “Note 9. Asset Securitization” above; “PART II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “PART II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 16. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007; and under the caption “MARKET RISK” below.

As of November 3, 2007, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004	Series 2004-1	2005-RPA(1)	Series 2007-1

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005	October 2007
Type of facility	Conduit	Term	Conduit	Term	Conduit	Term
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0	$320.0
Funding as of
November 3, 2007	$33.2	$68.2	$0.0	$180.0	$41.5	$320.0
First scheduled
principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable	April 2012
Expected final
principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)	March 2013
Renewal	Annual	Not applicable	Annual	Not applicable	Annual	Not applicable
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

Prior to November 1, 2007, we had an agreement under which a third party provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement, we exercised our option to purchase the LANE BRYANT portfolio on November 1, 2007 and assigned the right to purchase the LANE BRYANT portfolio to Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $231.0 million, it sold the receivables to CSRC, which transferred the receivables to the Trust.  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $6.8 million, which is included in selling, general, and administrative expenses for the thirteen weeks and thirty-nine weeks ended November 3, 2007.  In addition, we recognized approximately $2.1 million of expenses in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards (see “RESULTS OF OPERATIONS; Overview” above).

On October 17, 2007, the Charming Shoppes Master Trust (“the Trust”) issued $320 million of five-year asset-backed certificates (“Series 2007-1”) in a private placement under Rule 144A.  Of the $320 million of certificates issued, $289.6 million were sold to investors, and Charming Shoppes Receivables Corp. (“CSRC”) held $30.4 million as a retained interest.  CSRC may in the future sell all or a portion of such retained interest.  Of the certificates sold to investors, $203.5 million pay interest on a floating rate basis tied to one-month LIBOR, while the remaining $86.1 million of certificates were issued at fixed rates.  The Trust used $35.0 million of the proceeds to fund receivables and to pay down other securitization series and placed the remaining proceeds of $285.0 million into a pre-funding cash account.

Concurrent with the issuance of Series 2007-1, the Trust entered into a series of fixed-rate interest-rate swap agreements with respect to $174.7 million of the floating-rate certificates sold to investors.  The notional value of these swaps equals the face value of these certificates in excess of the certificate’s pro-rata share of the outstanding pre-funding cash account at any measurement date.  The blended weighted-average interest rate on the swapped certificates is 6.39%.  The Trust also acquired an interest-rate cap with respect to $28.8 million of floating-rate certificates sold to investors.  The cap counterparty will make payments to the Trust when one-month LIBOR exceeds 10%.  The fixed-rate certificates were sold at a discount and carry a blended weighted average-yield of 6.43% and a blended weighted average coupon of 6.34%.

The Trust paid for its acquisition of the LANE BRYANT proprietary credit card accounts receivable balances primarily by withdrawing $227.5 million of proceeds from the pre-funding cash account for the Series 2007-1 Certificates.  The remainder of the funds in the pre-funding cash account will provide financing for additional receivables, including receivables made available for financing by the amortization of the Series 2002-1 certificates issued by the Trust.  Series 2002-1 has been in amortization since July 2007 and we currently expect it to be repaid in full by May 2008.

We securitized $679.2 million of private label credit card receivables in the first three quarters of Fiscal 2008 and had $595.5 million of securitized credit card receivables outstanding as of November 3, 2007.  We held certificates and retained interests in our securitizations of $113.5 million as of November 3, 2007, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of November 3, 2007, our investment in asset-backed securities included $41.5 million of QSPE certificates, an I/O strip of $24.3 million, and other retained interests of $47.7 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust would be obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation would be to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors would be required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the Fiscal 2008 Third Quarter has resulted in the requirement to begin the reallocation of collections as discussed above.  We anticipate that $9.45 million of collections will be fully transferred on December 17, 2007.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income.  As of November 3, 2007, the Trust was in compliance with its financial performance standards.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of November 3, 2007, we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  As of November 3, 2007, we had an aggregate total of $2.3 million of unamortized deferred debt acquisition costs related to the facility, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement).  The facility is secured by our general assets, except for (1) assets related to our credit card securitization facilities, (2) real property, (3) equipment, (4) the assets of our non-U.S. subsidiaries, and (5) certain other assets. As of November 3, 2007, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans and LIBOR as adjusted for the Reserve Percentage (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability,” as defined in the facility agreement.  As of November 3, 2007, the applicable rates under the facility were 7.50% for Prime Rate Loans and 5.71% (LIBOR plus 1%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of November 3, 2007.

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

Additional information regarding our long-term borrowings is included in “PART II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “PART II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Short-term Borrowings and Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

MARKET RISK

We manage our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs through various operating entities that we own.  The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities.  Under the securitization facilities, we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs.

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of November 3, 2007, the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with notional values at November 3, 2007 of $278.3 million with respect to $335.8 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $143.9 million of certificates being issued at fixed rates, we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point by the end of Fiscal 2008, an increase of approximately $206 thousand in selling, general, and administrative expenses would result.

See “PART II. OTHER INFORMATION; Item 1A. Risk Factors” below for a further discussion of other market risks related to our securitization facilities.

As of November 3, 2007, there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Item 1A. Risk Factors

During Fiscal 2008, we issued $275.0 million principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933.  The holders of the 1.125% Notes could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances (see “PART 1. FINANCIAL INFORMATION; Notes to Condensed Consolidated Financial Statements; Note 4. Long-term Debt” above).  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

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

We have traditionally relied upon the securitization market to finance our proprietary credit card receivables.  The current disruption in the securitization market caused by, among other things, an increased default rate on residential mortgage loans, an increase in the number of rating downgrades with respect to bonds issued in connection with the securitization of loans, the lack of liquidity in the bond market, and the financial condition of many companies that typically participate in this market may negatively affect our ability to enter into financing arrangements on terms and conditions that are favorable to us.  An inability to enter into a favorable securitization series or satisfactory alternative financing arrangements could adversely affect our financial condition.

We have made recent changes in management as part of an effort to improve our competitive position.  We cannot assure that these changes in management will achieve an improvement in our competitive position.

We cannot assure the realization of our anticipated annual expense savings from the consolidation of operations and new organizational structure at our CATHERINES brand.

We cannot assure the realization of our anticipated benefits from the re-launch of our LANE BRYANT credit card program.

Other than the above, we have not become aware of any material changes since February 3, 2007 in the risk factors previously disclosed in “PART I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 3, 2007.  See also “PART I. FINANCIAL INFORMATION; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total		Maximum
				Number		Number of
				of Shares		Shares that
				Purchased as		May Yet be
	Total			Part of Publicly		Purchased
	Number		Average	Announced		Under the
	of Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs(4)(5)		Programs(4)(6)

August 5, 2007 through
September 1, 2007	4,416,392	(1)	$9.98	4,415,299	(5)
September 2, 2007 through
October 6, 2007	4,262,563	(2)	8.69	4,261,243	(5)
October 7, 2007 through
November 3, 2007	1,300,200	(3)	7.50	1,300,000	(4)(5)
Total	9,979,155		$9.11	9,976,542	(5)	3,752,693	(4)(6)
____________________
(1) Includes 1,093 shares ($8.57 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 4,415,299 shares ($9.98 average price paid per share) purchased in the open market (see Note (5) below).

(2) Includes 1,320 shares ($8.90 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 4,261,243 shares ($8.69 average price paid per share) purchased in the open market (see Note (5) below).

(3) Includes 200 shares ($8.15 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 1,300,000 shares ($7.50 average price paid per share) purchased in the open market (see Notes (4) and (5) below).

(4) In Fiscal 1998, we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000, we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003, the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through Fiscal 2003, pursuant to these authorizations, we repurchased a total of 21,370,993 shares of common stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. During the period from October 7, 2007 through November 3, 2007, we repurchased a total of 1,226,976 shares of common stock under these programs. As of November 3, 2007, 3,752,693 shares of our common stock remain available for repurchase under these programs. Subsequent to the period covered by this Report, we repurchased a total of 500,000 shares of our common stock under these programs. The repurchase programs have no expiration date.

(5) In May 2007, we announced a program to use $80 to $100 million of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 to repurchase shares of common stock through the remainder of our fiscal year ending February 2, 2008.  During the quarter ended August 4, 2007, we repurchased 1,666,679 shares of common stock in the open market under this program. During the quarter ended November 3, 2007, we repurchased 4,790,728 shares of common stock in the open market and 3,958,838 shares of common stock under an agreement with a third-party financial institution that provided the third party with discretionary authority to purchase shares of our common stock on our behalf. As of November 3, 2007, we have completed our planned repurchases of common stock under this program.

(6) On November 8, 2007 (subsequent to the period covered by this Report), we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. This repurchase program has no expiration date.

Item 6. Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

2.1
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto, and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005 (Exhibit 2.1).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2
Amended Article 5, Subsection (d) to the Articles of Incorporation of Charming Shoppes, Inc., incorporated by reference to Form 8-K of the Registrant dated September 25, 2007, filed on September 26, 2007 (Exhibit 3.1).

3.3	Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).
4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1).
10.1
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (Exhibit 10.1).

10.2
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (Exhibit 10.1).

10.3
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (Exhibit 10.2).

10.4
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (Exhibit 10.3).

10.5
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (Exhibit 10.4).

10.6
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (Exhibit 10.5).

10.7
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (Exhibit 10.6).

10.8
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 4, 2007 (File No. 000-07258, Exhibit 10.8).

10.9
Amendment dated as of October 17, 2007 to Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among Charming Shoppes Receivables Corp. (“CSRC”), Spirit of America, Inc. (“SOAI”), and U.S. Bank National Association, as Trustee (“Trustee”), incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.1).

10.10
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.2).

10.11
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.3).

10.12
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.4).

10.13
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (Exhibit 99.1).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: December 7, 2007	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: December 7, 2007	/S/ ERIC M. SPECTER
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
3.2
Amended Article 5, Subsection (d) to the Articles of Incorporation of Charming Shoppes, Inc., incorporated by reference to Form 8-K of the Registrant dated September 25, 2007, filed on September 26, 2007 (Exhibit 3.1).

3.3	Bylaws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 3.2).
4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1).
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

Exhibit No.	Item

10.7
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007.  (Exhibit 10.6).

10.8
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 4, 2007 (File No. 000-07258, Exhibit 10.8).

10.9
Amendment dated as of October 17, 2007 to Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among Charming Shoppes Receivables Corp. (“CSRC”), Spirit of America, Inc. (“SOAI”), and U.S. Bank National Association, as Trustee (“Trustee”), incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.1).

10.10
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.2).

10.11
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.3).

10.12
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (Exhibit 10.4).

10.13
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (Exhibit 99.1).

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.