Form 10-K
period 2008-02-02
CHARMING SHOPPES INC
filed 2008-04-02
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐	No ☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of August 4, 2007 (the last day of the registrant’s most recently completed second fiscal quarter), based on the closing price on August 3, 2007, was approximately $1,165,407,157.

As of March 24, 2008, 113,251,845 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2008 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
FORM 10-K ANNUAL REPORT

i

(Continued)

ii

PART I

Item 1.  Business

GENERAL

We are a multi-brand, multi-channel specialty apparel retailer with a leading market share in women’s plus-size specialty apparel.  Our Retail Stores segment operates retail stores and related E-commerce websites under the following distinct names: LANE BRYANT®, LANE BRYANT OUTLET®, FASHION BUG®, CATHERINES PLUS SIZES®, PETITE SOPHISTICATE®, and PETITE SOPHISTICATE OUTLET®.  Our Direct-to-Consumer segment operates numerous apparel, accessories, footwear, and gift catalogs and related E-commerce websites through our Crosstown Traders business, which we acquired in June 2005.  During the year ended February 2, 2008 (“Fiscal 2008”) the sale of plus-size apparel represented approximately 74% of our total net sales.  Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups.  As of February 2, 2008 we operated 2,409 stores in 48 states.

LANE BRYANT® is a widely recognized brand name in plus-size fashion.  Through private labels such as VENEZIA®, CACIQUE®, and LANE BRYANT®, we offer fashionable and sophisticated apparel in plus-sizes 14 – 28, including intimate apparel, wear-to-work, and casual sportswear, as well as accessories.  LANE BRYANT has a loyal customer base, generally ranging in age from 35 to 55 years old, which shops for fashionable merchandise in the moderate price range.  Our 795 LANE BRYANT retail stores are located in 46 states, in a combination of destination malls, lifestyle centers, and strip malls, and average approximately 5,900 square feet.  During Fiscal 2008 our LANE BRYANT website (lanebryant.com) averaged more than 2.4 million unique visitors per month and has an established on-line community.

In Fiscal 2006 we introduced the LANE BRYANT intimate apparel side-by-side store, which pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates as well as additional national brands, presented in a double store-front.  As a result of a successful testing period during Fiscal 2006, many of our LANE BRYANT retail store openings and relocations for Fiscal 2007 and Fiscal 2008 were in the new side-by-side format.  This larger footprint of approximately 7,300 square feet per combined store compares with the full-line LANE BRYANT store footprint of approximately 5,700 square feet. As of February 2, 2008 we operated 108 stores (which are included in the 795 stores operated by LANE BRYANT) in the LANE BRYANT intimate apparel side-by-side format.

LANE BRYANT OUTLET® is the only national chain exclusively offering women’s plus-size apparel in the outlet sales channel.  Through our private labels and selected national brands we offer fashionable and sophisticated apparel in plus-sizes 14 – 28, including intimate apparel, wear-to-work, casual sportswear, and accessories, as well as footwear and social occasion apparel. As of February 2, 2008 we operated 101 LANE BRYANT OUTLET stores in 35 states throughout the country.  LANE BRYANT OUTLET stores average approximately 5,900 square feet.

FASHION BUG® stores specialize in selling a wide variety of plus-size, misses, junior, and girls apparel, accessories, intimate apparel, and footwear.  FASHION BUG customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range.  Our 989 FASHION BUG stores are located in 44 states, primarily in strip shopping centers, and average approximately 8,700 square feet.  During Fiscal 2008 our FASHION BUG website (fashionbug.com) averaged more than 900,000 unique visitors per month.

CATHERINES PLUS SIZES® is particularly known for extended sizes (over size 28) and petite plus-sizes.  CATHERINES offers classic apparel and accessories for wear-to-work and casual lifestyles.  CATHERINES customers generally range in age from 40 to 65 years old, shop in the moderate price range, and are concerned with fit and value.  Our 468 CATHERINES stores are located in 44 states, primarily in strip shopping centers, and average approximately 4,200 square feet.  During Fiscal 2008 our CATHERINES website (catherines.com) averaged more than 463,000 unique visitors per month.

PETITE SOPHISTICATE OUTLET® is the only national chain exclusively offering women’s petite-size apparel in the outlet sales channel.  PETITE SOPHISTICATE OUTLET targets women 35 – 55 years old and offers traditional and contemporary apparel in casual and career assortments.   We offer clothing tailored to women 4'11'' – 5'4'' who wear petite sizes 0 – 14.  As of February 2, 2008 we operated 52 PETITE SOPHISTICATE OUTLET stores in 23 states throughout the country.  These stores average approximately 2,700 square feet, and substantially all of the stores operate with a LANE BRYANT OUTLET store in side-by-side locations.  These side-by-side locations average a combined total of approximately 9,200 square feet.  The chain also has a marketing and informational website (petitesophisticate.com).

CROSSTOWN TRADERS is a direct marketer of women’s apparel, footwear, accessories, and specialty gifts.  Crosstown Traders markets women’s apparel through its OLD PUEBLO TRADERS®, BEDFORD FAIR LIFESTYLES®, WILLOW RIDGE®, LEW MAGRAM®, BROWNSTONE STUDIO®, INTIMATE APPEAL®, MONTEREY BAY CLOTHING COMPANY®, COWARD® SHOE, SHOETRADER™ and other catalog titles and related E-commerce sites, and markets food and specialty gift products through its FIGI’S® catalog and related E-commerce site.  During Fiscal 2008 the LANE BRYANT catalog trademark, which had been licensed to a third party, reverted to us and we launched our LANE BRYANT WOMAN™ catalog.  The LANE BRYANT WOMAN catalog offers clothing, footwear, and intimate apparel in an expanded range of plus sizes at a value price point.  We also launched our related website (lanebryantcatalog.com) to complement the catalog launch.  During Fiscal 2008 our Crosstown Traders websites collectively averaged approximately 777,000 unique visitors per month.

Financial information by business segment for each of our last three fiscal years is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 19.  SEGMENT REPORTING” below.

RETAIL STORES SEGMENT

Stores

Our 2,409 retail stores (as of February 2, 2008) are primarily located in suburban areas and small towns.  Approximately 76% of these stores are located in strip shopping centers and lifestyle centers, with the remainder located in community and regional malls.  The majority of our FASHION BUG, CATHERINES, and outlet stores are strip-center based.  Over the past few years LANE BRYANT has expanded into strip and lifestyle centers, and has demonstrated success in such locations.  The percentage of LANE BRYANT stores located in strip and lifestyle shopping centers has grown to approximately 44%, with the remaining stores located primarily in mall centers.

We believe that our customers visit strip shopping centers frequently as a result of the tenant mix and convenience of strip shopping centers.  Our long-term real estate strategy is to continue to increase the percentage of total stores in strip and lifestyle centers, primarily through growth at the LANE BRYANT brand.  Availability of strip and lifestyle center retail space significantly outpaces mall expansion.  In addition, we benefit in strip and lifestyle centers from substantially lower occupancy costs as compared to occupancy costs in malls.

Our retail store merchandise displays enable our customers to assemble coordinated and complete outfits that satisfy many of their lifestyle needs.  We frequently test and implement new store designs and fixture packages that are aimed at providing an effective merchandise presentation.  We relocate or remodel our stores as appropriate to convey a fresh and contemporary shopping environment.  We emphasize customer service, including the presence of helpful salespeople in the stores, layaway plans, customer loyalty programs, and acceptance of merchandise returns for cash or credit within a reasonable time period.  Typically, our stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.

Our store openings, closings, and number of locations over the past three fiscal years are as follows:

	Year Ended
	February 2,		February 3,		January 28,
	2008		2007		2006
Store Activity (1):
Number of stores open at beginning of period	2,378		2,236		2,221
Opened during period	103	(2)	198	(3)	70
Closed during period	(72)		(56)		(55)
Number of stores open at end of period	2,409		2,378		2,236

Number of Stores Open at End of Period by Brand:
FASHION BUG	989		1,009		1,025
LANE BRYANT	896	(4)	859	(4)	748
CATHERINES	468		465		463
Other(5)	56		45		0
Number of stores open at end of period	2,409		2,378		2,236
____________________
(1) Excludes 2 outlet stores in Fiscal 2008 and Fiscal 2007 and 3 outlet stores in Fiscal 2006 operated by Crosstown Traders, Inc.

(2) Includes 19 LANE BRYANT OUTLET stores, 37 LANE BRYANT intimate apparel side-by-side stores, 7 PETITE SOPHISTICATE OUTLET stores, and 4 PETITE SOPHISTICATE stores.

(3) Includes 82 LANE BRYANT OUTLET stores and 45 PETITE SOPHISTICATE OUTLET stores.

(4) Includes 101 LANE BRYANT OUTLET stores in Fiscal 2008 and 82 LANE BRYANT OUTLET stores in Fiscal 2007.

(5) Includes PETITE SOPHISTICATE OUTLET and PETITE SOPHISTICATE stores.

We continue to seek additional locations that meet our financial and operational objectives.  In February 2008 we announced a significant reduction in the number of planned store openings and the closing of approximately 150 under-performing stores during the year ending January 31, 2009 (“Fiscal 2009”) in response to the continuing weak retail and economic environment existing at the end of Fiscal 2008 (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below).  Our planned store activity by brand for Fiscal 2009 is as follows:

	Openings		Closings		Relocations

FASHION BUG	4		95-101		9-12
LANE BRYANT	31-38	(1)	41-50		35-45	(2)
CATHERINES	6-7		10		4-5
Other	4-6	(3)	4-9	(4)	0
Total	45-55		150-170		48-62
____________________
(1) Includes 10-13 LANE BRYANT intimate apparel side-by-side stores and 6-9 LANE BRYANT OUTLET stores.

(2) Includes 13-16 conversions to LANE BRYANT Intimate Apparel side-by-side stores.

(3) PETITE SOPHISTICATE OUTLET stores.

(4) Includes 0-5 PETITE SOPHISTICATE OUTLET stores and 4 PETITE SOPHISTICATE stores.

All retail stores are operated under our direct management.  Each store has a manager and an assistant manager or supervisor who is in daily operational control of the location.  We also employ district managers who travel to all stores in their district on a frequent basis to supervise store operations.  Each district manager has responsibility for an average of 12 stores.  Regional managers who report to a Vice President of Stores supervise the district managers.  Generally, we appoint store managers from the group of assistant managers and district managers from the group of store managers.  We seek to motivate our store personnel through internal advancement and promotion, competitive wages, and various incentive, medical, and retirement plans.  We centrally develop store operations, merchandising, and buying policies, and assign to individual store management the principal duties of display, selling, and reporting through point-of-sale terminals.

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

At the end of Fiscal 2008, in connection with the consolidation of our CATHERINES operations and additional streamlining initiatives, we consolidated the marketing and merchandising operations for our FASHION BUG, CATHERINES, and outlet stores at our Bensalem, Pennsylvania complex and established our Fashion Retail Group.  We expect this combined group to benefit from improved coordination among the Retail Stores brands as well as cost savings from the consolidation.  Maintaining the specialization of buyers within each brand will continue to enhance each brand’s identity and distinctiveness.

We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location.  At LANE BRYANT we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and wear-to-work merchandise as well as intimate apparel and accessories.  We translate current trends into plus-sizes and strive to be first to market with our styles.  During Fiscal 2008 we launched the “Right Fit by Lane Bryant™” campaign, which supports our new core denim and career pant assortments using new fit technology.  At FASHION BUG we offer a broad assortment of both casual and wear-to-work apparel in plus, misses, junior, and girls sizes at low-to-moderate prices.  FASHION BUG’s plus- and misses-size merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear.  During Fiscal 2008 our FASHION BUG stores began offering Gitano® brand fashionable casual merchandise under our exclusive licensing agreement (Gitano® is a registered trademark of Wrangler Apparel Corp.).  At CATHERINES we offer a broad assortment of plus-size merchandise in classic styles designed to provide “head-to-toe” dressing for our customers.  CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes.  CATHERINES has developed a unique expertise in the fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.  During Fiscal 2008 we launched the “Right Fit by Catherines™” campaign, which supports new core denim and career pant assortments using new fit technology for the CATHERINES brand.

LANE BRYANT OUTLET features products developed exclusively for our outlet stores, which include updated key items and best-sellers from our full-line LANE BRYANT brand.  Selected national brands and expanded categories, such as intimate apparel, footwear, and social occasion, are also offered at LANE BRYANT OUTLET.  PETITE SOPHISTICATE OUTLET offers career and casual sportswear in sizes 0-14.  The brand provides traditional, updated classics, and collections to meet the customers’ everyday work and casual needs, with an emphasis on outfitting.

For stores that are identified as having certain attributes we use our distribution capabilities to stock the stores with products specifically targeted to such attributes.  Our merchandising staff obtains store-wide and brand-wide inventory information generated by merchandise information systems that use point-of-sale terminals.  The status of our merchandise can be tracked from the placement of our initial order for the merchandise to the actual sale to our customer.  Based on this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons.  In addition, we continue to work to improve inventory turnover by better managing the flow of seasonal merchandise to our stores across all geographic regions.

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

Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales typically occurring during the spring and December holiday seasons.  We generally build inventory levels before these peak sales periods.  To maintain current and fashionable inventory we reduce the price of slow-moving merchandise throughout the year.  Much of our merchandise is developed for one or more of our six seasons: spring, summer, summer-fall transitional, fall, holiday, and holiday-spring transitional.  End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another.  Retail Stores segment sales for the four quarters of Fiscal 2008, as a percent of annual Retail Stores segment sales, were 26.4%, 26.5%, 22.7%, and 24.4%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic.  We primarily use targeted direct-mail advertising to preferred customers selected from a database of approximately 27.6 million proprietary credit card, third-party credit card, and cash customers who have purchased merchandise from us within the past three years.  We may also use radio, television, and newspaper advertising and fashion shows to stimulate traffic at certain strategic times of the year.  We also use pricing policies, displays, store promotions, and convenient store hours to attract customers.  We maintain websites for our LANE BRYANT, FASHION BUG, CATHERINES, and PETITE SOPHISTICATE brands that provide information regarding current fashions and promotions.  We believe that, with the planning and guidance of our specialized home-office personnel, each brand provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

We offer our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE retail store customers various loyalty card programs.  Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  These membership fee programs include those administered by our proprietary credit card programs as well as those administered outside of our proprietary credit card programs.  The proprietary credit card programs provide customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee.  Other programs are offered that do not require the payment of a membership fee but allow cardholders to earn points for purchases using a proprietary credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  Additional information on our loyalty card programs is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Revenue Recognition” below.

figure® magazine, our bi-monthly fashion and lifestyle magazine for women, features clothing and fashions from our brands.  The magazine covers topics such as: beauty; health and fitness; home, food, and entertaining; relationships; and social and community issues.  The magazine also advertises our Crosstown Traders catalogs.  figure magazine is available by subscription, and is also sold in all of our stores and at selected newsstands and supermarkets, including certain national booksellers.  Since its inception in August 2003 the magazine has grown to a per-issue circulation of more than 522,000 copies.

Sourcing

To meet the demands of our customers we access both the domestic wholesale and overseas markets for our retail store merchandise purchases.  This allows us to maintain flexible lead times, respond quickly to current fashion trends, and replenish merchandise inventory as necessary.  During Fiscal 2008 we purchased merchandise from approximately 690 suppliers located throughout the world.  We use our overseas sourcing operations, which generally require longer lead times, primarily to purchase fashion-basic merchandise for our stores.  In Fiscal 2008 our overseas sourcing operations accounted for approximately 40% of retail store merchandise purchases.  Overseas sourcing by brand, as a percent of merchandise purchases, was approximately 37% for FASHION BUG, 41% for LANE BRYANT, 36% for CATHERINES, and 58% for LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET.  We also purchase a portion of our LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer that is a wholly-owned subsidiary of Limited Brands, Inc.  These purchases from Mast accounted for approximately 5% of our total retail store merchandise purchases and approximately 16% of merchandise purchases for LANE BRYANT during Fiscal 2008.  No other vendor accounted for more than 2% of total retail store merchandise purchases during Fiscal 2008.

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

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment.  For our FASHION BUG, LANE BRYANT OUTLET, PETITE SOPHISTICATE, and PETITE SOPHISTICATE OUTLET stores we operate a distribution center in Greencastle, Indiana.  This facility, which is located on a 150-acre tract of land, contains a building of approximately 1,000,000 square feet.  We estimate that this facility has the capacity to service up to approximately 1,800 stores.  For our LANE BRYANT and CATHERINES stores we operate a distribution center in White Marsh, Maryland.  The White Marsh facility is located on 28 acres of land and contains a building of approximately 513,000 square feet, which is currently designed to service up to approximately 1,800 stores.

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

Inventory and fulfillment activities for our store-related E-commerce operations are handled by a third-party warehouse facility in Indianapolis, Indiana.  We utilize approximately 530,000 square feet of space that is used for merchandise receipt, storage, picking, packing, shipping, and returns processing.  A majority of this merchandise is received from our Greencastle and White Marsh distribution centers.

Our distribution and logistics operations provide adequate capacity for the foreseeable future, and we continually evaluate our overall long-term distribution and logistics requirements.

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

The acquisition of Crosstown Traders has provided us with an infrastructure for the development and expansion of our Direct-to-Consumer segment, which includes our catalog and catalog-related E-commerce sales distribution channels.  In October 2007 the LANE BRYANT catalog trademark, which had been licensed to a third party, reverted to us and we launched our LANE BRYANT WOMAN catalog and related website.

The Direct-to-Consumer segment provides an additional channel to serve our customers’ lifestyle needs with targeted marketing media and merchandise offerings in a wide range of color and size selections not generally available in our retail stores.  In addition, we believe that mail order catalogs and catalog-related E-commerce serve as a cost-efficient means of building brand awareness as well as testing market acceptance of new products and new brands.

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

Marketing and Promotions

Our catalogs range in size from approximately 16-120 pages, with 4-12 editions per year depending on the seasonality and fashion content of the products offered.  We may mail each edition several times each season with slight variations in format and content.  We mailed approximately 236 million catalogs during Fiscal 2008.  Our circulation strategy is focused on mailing to existing customers and acquiring new customers through targeted prospecting.

We use our own creative staff or outside creative agencies to develop the designs, layout, copy, feel, and theme of our catalogs.  Each of our catalogs has an E-commerce-enabled website that offers all of a particular catalog’s merchandise and more extensive offerings than any single issue of a print catalog.  Customers can request catalogs and place orders not only for website merchandise, but also for merchandise from any current print catalog already mailed.  The website for each catalog is prominently promoted within each catalog.

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

We continuously analyze our customers’ responses to our catalog mailings and E-commerce promotions in order to understand our customers’ profit contribution.  We have developed our own customer selection criteria to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns.  We review the results of each of our catalog mailings.  The results are used to further refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.  We also analyze historical purchasing patterns of existing customers, including recency, frequency, and monetary activity, to assist in merchandising and customer targeting and in an effort to increase sales to existing customers.

We also acquire lists of prospective customers by renting or exchanging lists with database cooperatives and other sources, including direct competitors.  Our most productive prospects tend to come from customer lists of other women's apparel catalogs.  We also rent our customer lists to others, including direct competitors.  In order to determine which prospective customers will receive a particular catalog mailing, we analyze available information concerning such prospects, including historical profit contribution for comparable customer segments and, to the extent possible, use the same type of statistical modeling techniques used to target mailings to our own customers.

We strive to develop promotional formats that will stimulate customer purchases from our catalogs and websites.  Successful promotional formats include different catalog wraps, multiple-unit purchase discounts, free shipping, and promotional tag lines such as “last chance” offers.  We also market our E-commerce websites in our catalogs as well as through e-mail marketing and in our figure magazine.  These marketing channels have been the principal marketing mechanism to reach our E-commerce target audience.

Leveraging its experience in handling direct-to-consumer transactions, Crosstown Traders continues to refine its technology infrastructure and customer service processes to make catalog shopping as convenient as possible.  We maintain toll free numbers, accessible 24 hours a day seven days a week (except for major holidays), to accept orders and catalog requests and to answer order and credit-account-related questions.  We utilize a 900-seat call center network in three locations in Wisconsin and Arizona supported by integrated system platforms designed to provide uninterrupted services to our customers.  Telephone calls are answered by knowledgeable call-center associates, who process customer orders, answer questions on merchandise and its availability, and identify opportunities for cross-selling additional merchandise.  These customer service associates also assist customers in the selection of merchandise and can provide detailed information regarding size, color, fit, and other merchandise features.  Many order taking, order status, and other service inquiry functions can also be conducted on Crosstown Traders’ E-commerce sites, allowing customers to browse and shop at their own pace.

Our call-center associates enter order data into an online computerized system, which systematically updates its customer database and permits us to measure customer responses to our individual merchandise and catalog mailings.  Much of the sales and inventory information is available to our buying staff on a real-time basis throughout the business day.  We have achieved efficiencies in order processing and fulfillment that permit the shipment of many orders the following business day.

Sourcing

We use domestic and overseas wholesale markets for our Direct-to-Consumer merchandise purchases.  During Fiscal 2008 we purchased merchandise from approximately 1,100 suppliers located throughout the United States.  Additionally, we purchased approximately 9% of our merchandise through a third-party agent and its overseas sourcing network.  We expect to reduce our volume of purchases with the third-party agent during Fiscal 2009 through the use of our overseas sourcing operations.  No other single vendor accounted for more than 4% of total Direct-to-Consumer merchandise purchases during Fiscal 2008.

Distribution and Logistics

For our Direct-to-Consumer segment, we operate several distribution centers that handle receiving, quality control inspection, and distribution directly to our Direct-to-Consumer catalog and E-commerce customers and a 900-seat call center network, which are supported by integrated systems platforms.  A 288,000 square foot leased facility in Tucson, Arizona ships approximately 2,400,000 packages per year to customers of our OLD PUEBLO TRADERS, MONTEREY BAY CLOTHING COMPANY, and INTIMATE APPEAL catalogs.  A separate 108,000 square foot leased facility in Tucson, which became fully operational in the first quarter of Fiscal 2007, ships approximately 1,200,000 packages per year and services footwear for all catalogs and catalog-related E-commerce sites.  A 240,000 square foot leased facility in Wilmington, North Carolina ships approximately 2,200,000 packages per year to customers of our BEDFORD FAIR, WILLOW RIDGE, LANE BRYANT WOMAN, BROWNSTONE STUDIO, and LEW MAGRAM catalogs.  We own 125,000 square-feet of automated distribution center space in Marshfield, Wisconsin which serves as the main distribution area for our FIGI’S catalog and ships approximately 2,300,000 packages per year.  A 122,000 square-foot leased facility in Stevens Point, Wisconsin and a 46,000 square-foot owned facility in Neillsville, Wisconsin also service FIGI’S.

Our distribution and logistics operations provide adequate capacity for the foreseeable future and we continually evaluate our overall long-term distribution and logistics requirements.

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

Our FASHION BUG credit card program accounted for approximately 33% of FASHION BUG retail sales in Fiscal 2008 and has approximately 2.1 million active accounts.  Our CATHERINES credit card program accounted for approximately 34% of CATHERINES retail sales in Fiscal 2008 and has approximately 0.6 million active accounts.  Our Crosstown Traders credit card program accounted for approximately 30% of Crosstown Traders apparel sales in Fiscal 2008 and has approximately 1.6 million active accounts.

The LANE BRYANT credit card program accounted for approximately 29% of LANE BRYANT retail sales in Fiscal 2008 and has approximately 1.7 million active accounts.  Prior to November 2007 we used a third-party bank to finance and service the LANE BRYANT credit card program.  This third-party bank provided new account approval, credit authorization, billing, and account collection services.  Under a non-recourse agreement with the third-party bank that expired in October 2007 we were reimbursed with respect to sales generated by the credit cards.  In accordance with the terms of the agreement, we exercised our option to purchase the LANE BRYANT portfolio and purchased the portfolio on November 1, 2007 pursuant to a purchase agreement with the third-party bank.  Subsequent to purchasing the portfolio, we re-launched the LANE BRYANT proprietary credit card program with the issuance of approximately 2.4 million new credit cards in connection with a new loyalty card program designed to stimulate store traffic and sales at our LANE BRYANT stores.

We launched the PETITE SOPHISTICATE credit card during the third quarter of Fiscal 2007.  This program accounted for approximately 19% of PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET retail sales in Fiscal 2008 and has approximately 37 thousand active accounts.  In February 2008 we announced an initiative to close our full-line PETITE SOPHISTICATE stores (which will not affect our PETITE SOPHISTICATE OUTLET stores).

We launched the LANE BRYANT CATALOG credit card during the third quarter of Fiscal 2008.  This program accounted for approximately 29% of LANE BRYANT WOMAN catalog apparel sales in Fiscal 2008 and has approximately 33 thousand active accounts.

We control credit policies and service the FASHION BUG, CATHERINES, PETITE SOPHISTICATE, LANE BRYANT CATALOG, and Crosstown Traders proprietary credit card files and, through various agreements, we securitize and sell the credit card receivables generated by these programs.  As of our acquisition of the LANE BRYANT portfolio on November 1, 2007 we also control credit card policies and service the LANE BRYANT credit card file, and securitize and sell the credit card receivables generated by this program.

In addition to our Crosstown Traders credit card program, FIGI’S, one of Crosstown Traders’ non-apparel catalog brands, offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.

A more comprehensive description of our proprietary credit programs and our asset securitization process is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Off-Balance-Sheet Arrangements” and“Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 17.  ASSET SECURITIZATION” below.

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

EMPLOYEES

As of the end of Fiscal 2008 we employed approximately 30,200 associates, which included approximately 19,900 part-time employees.  In addition, we hire a number of temporary employees during the December holiday season.  Approximately 80 of our employees are represented by unions whose contracts are currently due to expire in August 2009.  We believe that our overall relationship with these unions and our employees in general is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated.  “FASHION BUG®”, “FASHION BUG PLUS®”, “FIGURE®”, “L.A. BLUES®”, “STUDIO 1940®”, “CATHERINES®”, “CATHERINES PLUS SIZES®”, “MAGGIE BARNES®”, “ANNA MAXWELL®”, “LIZ&ME®”, “SERENADA®”, “RIGHT FIT BY CATHERINES™ “, “LANE BRYANT®”, “LANE BRYANT OUTLET®”, LANE BRYANT WOMAN™”, “VENEZIA®”, “CACIQUE®”, “RIGHT FIT BY LANE BRYANT™”, “PETITE SOPHISTICATE®”, “PETITE SOPHISTICATE OUTLET®”, “OLD PUEBLO TRADERS®”, “BEDFORD FAIR LIFESTYLES®”, “BEDFORD FAIR SHOESTYLES®”, “WILLOW RIDGE®”, “LEW MAGRAM®”, “BROWNSTONE STUDIO®”, “INTIMATE APPEAL®”, “MONTEREY BAY CLOTHING COMPANY®”, “HOME ETC®”, “COWARD®”, “FIGI’S®”, “SHOETRADER™”, and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

We also own the following Internet domain name registrations: catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugcard.com, fashionbugplus.com, figuremagazine.com, lanebryant.com, lanebryantcatalog.com, petitesophisticate.com, bedfordfair.com, brownstonestudio.com, cowardshoe.com, intimateappeal.com, lewmagram.com, willowridgecatalog.com, oldpueblotraders.com, shoetrader.com, shopthebay.com, figis.com and others of lesser importance.

EXECUTIVE OFFICES

Charming Shoppes, Inc. was incorporated in Pennsylvania in 1969.  Our principal offices are located at 450 Winks Lane, Bensalem, Pennsylvania 19020.  Our telephone number is (215) 245-9100.

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

During Fiscal 2008 we made certain changes in our management as part of an effort to improve our competitive position.  We cannot assure that these changes in management will achieve an improvement in our competitive position.

A slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, and consumer perception of economic conditions.  A general slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs have adversely affected consumer spending habits and customer traffic, which has resulted in a reduction in our net sales.  A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining and improving our operating margins are dependent on our ability to successfully control our operating costs.

In order to maintain or improve our operating margins we need to successfully manage our operating costs.  Our inability to successfully manage labor costs, increases in certain costs vital to catalog operations, such as postage, paper, and acquisition of prospects, occupancy costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, would adversely affect our operating margins and our results of operations.  We are subject to the Fair Labor Standards Act and various state and Federal laws and regulations governing such matters as minimum wages, exempt status classification, overtime, and employee benefits.  Changes in Federal or state laws or regulations regarding minimum wages or other employee benefits could cause us to incur additional wage and benefit costs, which could adversely affect our results of operations.  In addition, we may be unable to obtain adequate insurance coverage for our operations at a reasonable cost.

During Fiscal 2008 we began the implementation of our plan for the consolidation of operations and a new organizational structure at our CATHERINES brand.  In February 2008 we announced additional initiatives and actions designed to: streamline our business operations and further sharpen our focus on our core businesses, including the closing of our full-line PETITE SOPHISTICATE stores; reduce operating expenses and capital expenditures; improve cash flow; and enhance shareholder value.  We cannot assure the realization of our anticipated annualized expense savings or other benefits from the implementation of these plans.

We may not be able to obtain sufficient working capital financing.

Our business requires substantial investment in our inventory for a long period before sales of that inventory occur.  Consequently, we require significant amounts of working capital financing.  We depend on the availability of credit to fund our working capital, including credit we receive from our suppliers and their agents, on our credit card securitization program, and on our revolving credit facility.  If we are unable to obtain sufficient financing at an affordable cost, we might be unable to adequately merchandise our stores, E-commerce, or catalog businesses, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our retail store and direct-to-consumer operations experience seasonal fluctuations in net sales and consequently in operating income, with peak sales typically occurring during the Easter, Labor Day, and December holiday seasons.  In addition, extreme or unseasonable weather can affect our sales.  Any decrease in net sales or margins during our peak selling periods, or in the availability of working capital needed in the months before these periods, could have a material adverse effect on our business, financial condition, and results of operations.

We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases.  We must carry a significant amount of inventory, including perishable products for our FIGI’S food and gift catalog, before the peak selling periods.  If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition, and results of operations.

We face challenges in managing our recent growth.

Our operating challenges and management responsibilities are increasing as we continue to grow and expand into new store formats and additional distribution channels.  Successful growth will require that we continue to expand and improve our internal systems and our operations, including our distribution infrastructure.

Our growth plan for our Retail Stores segment depends on our ability to open and operate new retail stores and to convert, where applicable, the formats of existing stores on a profitable basis.  In addition, we will need to identify, hire, and retain a sufficient number of qualified personnel to work in our stores.  During Fiscal 2007 we entered the outlet distribution channel and in Fiscal 2008 we expanded the number of stores in this channel.  During Fiscal 2008 we also expanded the number of stores using a double-store-front format.  In addition, we re-launched our LANE BRYANT credit card program and related loyalty card program during Fiscal 2008.

During Fiscal 2008 the LANE BRYANT catalog trademark, which was licensed to a third party, reverted to us and we launched our LANE BRYANT WOMAN catalog and a related website.  Growth in our Direct-to-Consumer segment is dependent on sufficient response rates to our catalogs and Internet websites and access to new customers, which may not occur.

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

We operate distribution centers in Greencastle, Indiana, and Baltimore County, Maryland, and we operate catalog fulfillment centers in Tucson, Arizona; Marshfield, Wisconsin; Stevens Point, Wisconsin; and Wilmington, North Carolina.  In addition, we use third-party freight consolidators and service providers in Indianapolis, Indiana; Abingdon, Maryland; Los Angeles, California; Miami, Florida; and North Bergen, New Jersey.  Most of the merchandise we purchase is shipped directly to our distribution and fulfillment centers or freight consolidators where it is prepared for shipment to the appropriate stores or to the customer.  If any of our distribution centers, fulfillment centers, or freight consolidators were to shut down or lose significant capacity for any reason, the other locations may not be able to adequately support the resulting additional distribution demands, in part because of capacity constraints and in part because each location services a particular brand or brands.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace the affected distribution center, fulfillment center, or freight consolidator.

The occurrence of, or threat of, a natural disaster, war, acts of terrorism or other armed conflict on the United States or international economies may negatively impact the availability of merchandise and otherwise adversely impact our business.

The occurrence of, or threat of, a natural disaster, war, acts of terrorism, or other armed conflict could negatively affect our ability to obtain merchandise for sale in our stores or through our direct-to-consumer business.  A significant portion of our merchandise is imported from other countries.  If imported goods become difficult or impossible to bring into the United States and we cannot obtain such merchandise from other sources at similar costs, our net sales and profit margins may be adversely impacted.  If commercial transportation is curtailed or substantially delayed our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, freight consolidators, stores, or our direct-to-consumer customers.  As a result of the occurrence of, or threat of, a natural disaster or acts of terrorism in the United States we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.

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

We purchase a significant portion of our apparel directly in foreign markets and indirectly through domestic vendors with foreign sources.  We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad.  Such risks include (but are not necessarily limited to):

●	political instability;
●	increased security requirements applicable to imported goods;
●	trade restrictions;
●	imposition of or changes in duties, quotas, taxes, and other charges on imports;
●	currency and exchange risks;
●	issues relating to compliance with domestic or international labor standards;
●	concerns over anti-dumping;
●	delays in shipping; or
●	increased costs of transportation.

New requirements could be proposed that would have an impact on the trading status of certain countries and could include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries.  In addition, the decreased value of the U.S. dollar against foreign currencies has increased the cost of products that we purchase from foreign markets and additional weakening of the U.S. dollar in relation to those foreign currencies will further increase our costs.  The future performance of our business will depend on our foreign suppliers and may be adversely affected by the factors listed above, which are beyond our control.

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

Our sales are dependent in part on a high volume of strip shopping center and mall traffic.  Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, or changes in customer shopping preferences.  A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on our business.  To take advantage of customer traffic and the shopping preferences of our customers we need to maintain or acquire stores in desirable locations.  We cannot assure that desirable store locations will continue to be available.  Acquisition of additional store locations is also dependent on our ability to successfully negotiate lease terms for such locations.  In addition, the timely opening of new store locations could be adversely affected by delays in obtaining necessary permits and approvals, lack of availability of construction materials and labor, or work stoppages.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and servicemarks are important to our success and our competitive position due to their name recognition with our customers.  We devote substantial resources to the establishment and protection of our trademarks and servicemarks on a worldwide basis.  Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and servicemarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, servicemarks, or proprietary rights.  Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights and we may not be able to successfully resolve these types of conflicts to our satisfaction.  In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

We may acquire or divest businesses or enter into joint ventures or strategic alliances, which may materially affect our business, financial condition, and operating results.

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances.  Significant acquisitions and alliances may increase demands on management, financial resources, and information and internal control systems.  Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve, and expand our systems, procedures, and controls.  In addition, we may divest existing businesses, which would cause a decline in revenues and may make our financial results more volatile.  If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures, or other alliances, our business, financial condition, and operating results could be materially and adversely affected.

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

We also have adopted a Shareholder Rights Plan.  This plan may make it more difficult and more expensive to acquire us, and may discourage open market purchases of our common stock or a non-negotiated tender or exchange offer for such stock and, accordingly, may limit a shareholder's ability to realize a premium over the market price of our common stock in connection with any such transaction.

Failure to comply with the provisions of the Sarbanes-Oxley Act of 2002 could adversely affect our business.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports.  Our independent registered public accounting firm is required to report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting.  If we are unable to maintain effective internal control over financial reporting, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting.  Such a failure could result in our inability to provide timely and/or reliable financial information and could adversely affect our business.

We could be required to repurchase our 1.125% Senior Convertible Notes due May 1, 2014 for cash prior to maturity of the notes.

During Fiscal 2008 we issued $275.0 million principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933.  The holders of the 1.125% Notes could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below).  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations.  The Financial Accounting Standards Board (“FASB”) has issued a proposed FASB Staff Position (“FSP”) that, if adopted, would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 1.125% Senior Convertible Notes due May 2014.  If the proposed FSP is approved in 2008 we would be required to adopt the proposal as of February 3, 2009 (the beginning of Fiscal 2010), with retrospective application to financial statements for periods prior to the date of adoption.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal would reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal would not affect our cash flows.

Changes in estimates related to our evaluation of property, plant, equipment, goodwill, or intangible assets for impairment could adversely affect our reported results of operations.

We make certain significant assumptions, estimates, and projections related to the useful lives of our property, plant, and equipment and the valuation of goodwill and intangible assets related to acquisitions.  The carrying amount and/or useful life of these assets are subject to periodic valuation tests for impairment.  Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset.  If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, goodwill, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result.  Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.  During Fiscal 2008 we recognized non-cash impairment charges of $86.8 million related to our Crosstown Traders goodwill and $11.4 million related to our Crosstown Traders trademarks.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease all our stores with the exception of three stores that we own.  Typically, our store leases have initial terms of 5 to 20 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.  In addition, we lease certain of our corporate office, distribution center, warehouse, and other administrative facilities.  Additional information with respect to our real estate leases is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 18.  LEASES” below.

With respect to leased stores open as of February 2, 2008 the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring(1)

2008	153(2)
2009 – 2013	654
2014 – 2018	561
2019 – 2023	606
2024 – 2028	373
2029 – 2033	45
Thereafter	14
____________________
(1) Excludes 2 Crosstown Traders outlet stores.

(2) Includes 77 stores on month-to-month leases.

Additional information with respect to facilities that we own or lease is as follows:

Size in		Leased/
Sq. Feet	Location	Owned	Description

1,000,000	Greencastle, IN	Owned	FASHION BUG, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET distribution center
513,000	White Marsh, MD	Owned	LANE BRYANT and CATHERINES distribution center
288,000	Tucson, AZ	Leased	Crosstown Traders distribution center
240,000	Wilmington, NC	Leased	Crosstown Traders distribution center
213,000	Memphis, TN	Owned	Warehouse (currently leased to a third party)
145,000	Bensalem, PA	Owned	Corporate headquarters, technology center, and administrative offices
142,000	Bensalem, PA	Leased	FASHION BUG, CATHERINES, and outlet division home offices and corporate administrative offices
135,000	Columbus, OH	Leased	LANE BRYANT home office
125,000	Marshfield, WI	Owned	Crosstown Traders distribution center
122,000	Stevens Point, WI	Leased	Crosstown Traders distribution and call centers
108,000	Tucson, AZ	Leased	Crosstown Traders distribution center
71,000	Marshfield, WI	Owned	Crosstown Traders warehouse
64,000	Marshfield, WI	Owned	Crosstown Traders administrative offices and call center
63,000	Memphis, TN	Owned	Currently idle
52,000	Tucson, AZ	Leased	Crosstown Traders offices
46,000	Neillsville, WI	Owned	Crosstown Traders distribution center
40,000	Marshfield, WI	Owned	Crosstown Traders warehouse
36,000	Tucson, AZ	Leased	Crosstown Traders offices
30,000	Miami Township, OH	Leased	Spirit of America National Bank (our wholly-owned credit card bank subsidiary) and credit operations
23,000	Hong Kong, PRC	Owned	International sourcing offices
17,000	New York, NY	Leased	E-commerce operations
16,000	Marshfield, WI	Owned	Crosstown Traders manufacturing facility
15,000	Tucson, AZ	Leased	Crosstown Traders offices
12,000	Hangzhou, PRC	Leased	International sourcing offices

Item 3.  Legal Proceedings

On March 7, 2008 we filed a lawsuit against Crescendo Partners II, L.P. and its general partner Crescendo Investments II, LLC; Crescendo Partners III, L.P. and its general partner Crescendo Investments III, LLC; and Myca Master Fund, Ltd. and its investment manager Myca Partners, Inc. operating jointly under the name of The Charming Shoppes Full Value Committee, and certain of their principals and nominees for election to our Board of Directors, including Arnaud Ajdler, Eric Rosenfeld and Robert Frankfurt, for violating federal securities laws.

In the Federal lawsuit, filed on March 7, 2008 in the United States District Court, Eastern District of Pennsylvania, we asserted that the defendants have filed with the Securities and Exchange Commission materially misleading and incomplete documents in violation of Section 13(d) of the Securities Exchange Act of 1934 as part of their campaign to nominate three directors to our board of directors.  On March 25, 2008 we amended this complaint to add claims that the defendants’ proposed proxy solicitation is materially misleading and incomplete in violation of Section 14(a) of the Securities Exchange Act and that the proposed election of any of the defendants’ nominees to the board would violate Section 8 of the Clayton Antitrust Act.

We have asked the Court to enjoin the defendants from making any additional false or misleading public statements and false and misleading public filings regarding Charming Shoppes, from taking or attempting to take any further steps in furtherance of their unlawful conduct and scheme, to make immediate corrective disclosure of all material facts and cure the material misstatements and omissions and to divest themselves in an orderly fashion of any and all shares of our stock that they unlawfully acquired in violation of the Federal securities laws.

Other than the foregoing and other ordinary routine litigation incidental to our business, there are no pending material legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject.  There are no proceedings that are expected to have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Additional Part I Information –Executive Officers of the Registrant

The following list contains certain information relative to our executive officers.  There are no family relationships among any of our executive officers.

Dorrit J. Bern, 57, has served as Chairman of the Board of Directors since January 1997.  She has also served as President and Chief Executive Officer since September 1995.  Ms. Bern’s term as a Director expires in June 2008.  With effect from February 1, 2008 we entered into an employment agreement with Ms. Bern describing her duties and obligations as Chief Executive Officer.

Joseph M. Baron, 60, has served as Executive Vice President and Chief Operating Officer since 2002.

James G. Bloise, 64, has served as Executive Vice President – Supply Chain Management, Information Technology, and Shared Business Services since December 2005 and as Senior Vice President – Supply Chain Management from 2002 to December 2005.

Michel Bourlon, 48, has served as Executive Vice President – Sourcing since March 2004.  Before that, he served as Managing Director of Eddie Bauer International (Hong Kong) Ltd., from September 1997 to February 2004.

Anthony A. DeSabato, 59, has served as Executive Vice President – Corporate and Labor Relations, and Business Ethics since July 2003.  Before that, he served as Executive Vice President and Corporate Director of Human Resources since 1990, and he has been employed by us since 1987.

Eric M. Specter, 50, has served as Executive Vice President – Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 59, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989.  He has also served as Secretary since February 1998.

Gale H. Varma, 57, has served as Executive Vice President – Human Resources since July 2003.  Before that, she served as Division Vice President – Human Resources and Ethics Officer for the Prudential Institutional Employee Benefits division of Prudential Financial Services, a division of Prudential Insurance Company of America, from September 1997 to April 2003.

Timothy M. White, 49, has served as Executive Vice President – Chief Marketing Officer since October 2007 and as Senior Vice President – Marketing from July 2006 to October 2007.  Before that he served as Senior Vice President – Marketing for Linens-N-Things from June 2002 to June 2006.

John J. Sullivan, 61, has served as Senior Vice President – Corporate Controller since April 2007 and as Vice President – Corporate Controller since October 1998.

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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

1st Quarter	$13.38	$11.33	$15.18	$11.90
2nd Quarter	12.92	9.16	14.90	9.97
3rd Quarter	9.72	6.79	15.35	9.69
4th Quarter	7.34	4.01	15.57	12.30

The approximate number of holders of record of our common stock as of March 24, 2008 was 1,689.  This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any dividends since 1995 and we do not expect to declare or pay any dividends on our common stock in the near future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors.  Our existing revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after the payment of such dividends.  (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Financing; Long-term Debt” and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8.  LONG-TERM DEBT” below).

Information regarding our equity compensation plans appears in “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total		Maximum
				Number		Number of
				of Shares		Shares that
	Total			Purchased as		May Yet be
	Number		Average	Part of Publicly		Purchased
	of Shares		Price Paid	Announced Plans		Under the Plans
Period	Purchased		per Share	or Programs		or Programs

November 4, 2007 through December 1, 2007	503,097	(1)	$7.05	500,000	(4)

December 2, 2007 through January 5, 2008	801,074	(2)	5.12	800,000	(4)

January 6, 2008 through February 2, 2008	958,185	(3)	4.94	953,132	(4)

Total	2,262,356		$5.48	2,253,132		(4)(5)
____________________
(1)  Includes 3,097 shares ($6.55 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 500,000 shares ($7.06 average price paid per share) purchased in the open market (see Note (4) below).

(2)  Includes 1,074 shares ($4.82 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 800,000 shares ($5.12 average price paid per share) purchased in the open market (see Note (4) below)

(3)  Includes 5,053 shares ($4.94 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 953,132 shares ($4.94 average price paid per share) purchased in the open market (see Note (4) below)

   (4)  In Fiscal 1998 we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000 we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003 the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands, Inc. (“Limited Brands”) in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through November 3, 2007 we repurchased a total of 22,597,969 shares of stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. During the period from November 4, 2007 through February 2, 2008 we repurchased a total of 2,253,132 shares of stock ($5.48 average price paid per share) in the open market under these programs. As of February 2, 2008, 1,499,561 shares of our common stock remain available for repurchase under these programs. The repurchase programs have no expiration date.

   (5)  On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. As of February 2, 2008 no shares have been purchased under this plan. This repurchase program has no expiration date.

The following graph shows a five-year comparison of cumulative total returns on our Common Stock, the Russell 2000 Composite Index, and the Dow Jones U.S. Retailers – Apparel Index:

The above chart was plotted using the following data:

	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08
Charming Shoppes, Inc.	$100	$176	$240	$375	$394	$205
Russell 2000 Composite Index	100	105	112	135	151	138
Dow Jones U.S. Retailers – Apparel Index	100	134	162	184	223	176

Item 6.  Selected Financial Data

The following table presents selected financial data taken from our audited financial statements for our five fiscal years ended as of January 31, 2004 through February 2, 2008 and should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,		Jan. 31,
(Dollars in thousands, except per share amounts)	2008(1)	2007(1)(2)	2006(1)	2005		2004

Operating Statement Data:
Net sales	$3,009,953	$3,067,517	$2,755,725	$2,334,736		$2,288,363

Cost of goods sold, buying, catalog, and occupancy expenses	2,198,865	2,141,884	1,914,347	1,642,650		1,645,499
Selling, general, and administrative expenses	777,461	753,109	678,753	577,301		558,248
Impairment of goodwill and trademarks	98,219 (3)	0	0	0		0
Restructuring charges	14,357 (4)	0	0	0		0
Expenses related to cost reduction plan	0	0	0	605	(5)	11,534	(5)
Total operating expenses	3,088,902	2,894,993	2,593,100	2,220,556		2,215,281
Income/(loss) from operations	(78,949)	172,524	162,625	114,180		73,082
Other income	8,793	8,345	7,687	3,098		2,192
Interest expense	(10,552)	(14,746)	(17,911)	(15,610)		(15,609)
Income/(loss) before income taxes and extraordinary item	(80,708)	166,123	152,401	101,668		59,665
Income tax provision	3,617	57,200	53,010	37,142		21,623
Income/(loss) before extraordinary item	(84,325)	108,923	99,391	64,526		38,042
Extraordinary item, net of income taxes	912	0	0	0		0
Net income/(loss)	$(83,413)	$108,923	$99,391	$64,526		$38,042

Basic income/(loss) per share:
Income/(loss) before extraordinary item	$(.70)	$.89	$.83	$.56		$.34
Net income/(loss)	$(.69)	$.89	$.83	$.56		$.34
Basic weighted average common shares outstanding	121,160	122,388	119,831	116,196		112,491

Diluted income/(loss) per share:
Income/(loss) before extraordinary item	$(.70)	$.81	$.76	$.52		$.33
Net income/(loss)	$(.69)	$.81	$.76	$.52		$.33
Diluted weighted average common shares and equivalents outstanding	121,160	139,763	137,064	133,174		128,558
____________________
  (1)  Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition (June 2, 2005). See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.” below.

(2) Fiscal 2007 consisted of 53 weeks.

(3) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. IMPAIRMENT OF GOODWILL AND TRADEMARKS” below.

(4) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 14. RESTRUCTURING CHARGES” below.

   (5)  In March 2003 we announced a cost reduction plan designed to take advantage of the centralization of corporate administrative services and to realize certain efficiencies in order to improve profitability. Costs incurred in connection with the plan during Fiscal 2004 included $2,980,000 of workforce reduction costs, $3,691,000 of lease termination and related costs, $4,195,000 of accelerated depreciation (a non-cash charge), and $668,000 of other facility closure costs. The cost reduction plan was substantially completed during Fiscal 2004. During Fiscal 2005 we revised the estimated sublease income on our Hollywood, Florida credit facility, which was closed in connection with the plan, and recognized an additional $605,000 of lease termination costs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY
(Continued)

	Year Ended
	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 31,
(Dollars in thousands, except per share amounts)	2008(1)	2007(1)(2)	2006(1)	2005	2004

Performance Data:
Net return on average stockholders’ equity	(9.9)%	12.4%	13.2%	10.1%	6.7%
Net return on average total assets	(5.0)	6.6	6.9	5.2	3.3
Excluding impairment of goodwill and trademarks,
restructuring charges, expenses related to cost
reduction plan, and extraordinary item:
Net return on average stockholders’ equity	2.1%	12.4%	13.2%	10.0%	7.9%
Net return on average total assets	1.1	6.6	6.9	5.2	3.9

	As Of
	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Balance Sheet Data:
Total assets	$1,613,304	$1,705,723	$1,572,583	$1,303,771	$1,173,070
Current portion – long-term debt	8,827	10,887	14,765	16,419	17,278
Long-term debt	306,169	181,124	191,979	208,645	202,819
Working capital	467,157	460,620	344,229	413,989	266,178
Stockholders’ equity	730,444	947,538	814,348	694,464	587,409
____________________
(1)  Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition (June 2, 2005). See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. ACQUISITION OF CROSSTOWN TRADERS, INC.” below.

(2) Fiscal 2007 consisted of 53 weeks.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and accompanying notes included in “Item 8.  Financial Statements and Supplementary Data” below.  As used in this report the terms “Fiscal 2008,” “Fiscal 2007,” and “Fiscal 2006” refer to our fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively.  Fiscal 2008 and Fiscal 2006 each consisted of 52 weeks, while Fiscal 2007 consisted of 53 weeks.  The term “Fiscal 2009” refers to our fiscal year which will end on January 31, 2009.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

●	A continuing slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

●	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

●	We cannot assure the successful implementation of our business plan for Crosstown Traders, including our business plan for our LANE BRYANT WOMAN catalog.

●	We cannot assure the successful implementation of our business plans for our outlet store distribution channel and expansion of our CACIQUE product line through new store formats.

●
We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.  Recent changes in management may fail to achieve improvement in our operating results.  We cannot assure the realization of our anticipated annualized expense savings from our restructuring announced in February 2008.

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

●
Natural disasters, as well as war, acts of terrorism, or other armed conflict, or the threat of any such event may negatively impact availability of merchandise and customer traffic to our stores, or otherwise adversely affect our business.

●
We rely significantly on foreign sources of production and face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad.  Such risks include (but are not necessarily limited to) political instability; imposition of or changes in duties or quotas; trade restrictions; increased security requirements applicable to imports; delays in shipping; increased costs of transportation; and issues relating to compliance with domestic or international labor standards.

●
Our Retail Stores and Direct-to-Consumer segments experience seasonal fluctuations in net sales and operating income.  Any decrease in sales or margins during our peak sales periods or in the availability of working capital during the months preceding such periods could have a material adverse effect on our business.  In addition, extreme or unseasonable weather conditions may have a negative impact on our sales.

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

●	Response rates to our catalogs and access to new customers could decline, which would adversely affect our net sales and results of operations.

●	We may be unable to successfully implement our plan to improve merchandise assortments in our Retail Stores or Direct-to-Consumer segments.

●	We cannot assure the realization of our anticipated benefits from our re-launch of the LANE BRYANT credit card program.

●
We make certain significant assumptions, estimates, and projections related to the useful lives of our property, plant, and equipment and the valuation of goodwill and other intangible assets related to acquisitions.  The carrying amount and/or useful life of these assets are subject to periodic and/or annual valuation tests for impairment.  Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset.  If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result.  Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. IMPAIRMENT OF GOODWILL AND TRADEMARKS” below.

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

●
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below).  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

●
The FASB has issued a proposed FSP that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 1.125% Notes.  If the proposed FSP is approved in 2008 we would be required to adopt the proposal as of February 3, 2009 (the beginning of Fiscal 2010), with retrospective application to financial statements for periods prior to the date of adoption.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal would reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal would not affect our cash flows.

●
We continually evaluate our portfolio of businesses and may decide to acquire or divest businesses or enter into joint venture or strategic alliances.  If we fail to integrate and manage acquired businesses successfully or fail to manage the risks associated with divestitures, joint ventures, or other alliances, our business, financial condition, and operating results could be materially and adversely affected.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report.  However, we consider the following accounting policies and related assumptions to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates.

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

Catalog and E-commerce revenues include shipping and handling fees billed to customers.  These revenues are recognized after all of the following have occurred: execution of the customer’s order, authorization of the customer’s credit card has been received, and the product has been shipped to and received by the customer.  We defer recognition of revenue for product shipped but not yet received by the customer based on an estimate of the number of days the shipments are in-transit.  A change in our actual rates of sales returns and/or the time it takes for customers to receive our products would affect the level of revenue recognized.

We sell gift cards to our Retail Stores segment customers through our stores, store-related websites, and through third parties.  We recognize revenue from gift cards when the gift card is redeemed by the customer.  Our gift cards do not currently contain expiration dates or inactivity fees.  We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns.  A change in the historical pattern of gift card redemptions would affect the level of revenue recognized.

Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Certain loyalty card customers earn points for purchases which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs.  Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

Accounts Receivable

Our FIGI’S catalog offers credit to its customers using interest-free three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday.  A substantial portion of the FIGI’S catalog business is conducted during the December holiday season.  We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance.  Significant changes in future performance relative to our historical experience could have a material impact on the levels of our accounts receivable valuation reserves.

Inventories

We value our merchandise inventories at the lower of cost or market using the retail inventory method (average cost basis).  We adjust the valuation of inventories at cost and the resulting gross margins in proportion to markdowns and shrinkage on our retail inventories.  The retail inventory method results in the valuation of inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value of inventories.  Our estimation of markdowns involves certain management judgments and estimates that significantly affect the ending inventory valuation at cost, as well as the resulting gross margins.  Our failure to properly estimate markdowns currently could result in an overstatement or understatement of inventory cost under the lower of cost or market principle.

EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses the accounting for cash consideration received from a vendor, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller.  In accordance with the provisions of EITF Issue 02-16 we defer into inventory cash received from vendors and recognize these amounts as a reduction of cost of goods sold as the inventory is sold.  We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

Deferred Catalog Advertising Costs

We capitalize all direct costs incurred in the development, production, and circulation of our direct-mail catalogs until such time as the related catalogs are mailed.  These capitalized costs are subsequently amortized as a component of cost of goods sold, buying, catalog, and occupancy expenses over the expected sales realization cycle, generally within one to six months.  Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors.  We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.  A significant change in our expected sales and sell-through experience could have a material impact on the rate of amortization of deferred catalog advertising costs.

Impairment of Property, Plant, and Equipment, Intangible Assets, and Goodwill

We evaluate the recoverability of our property, plant, and equipment and amortizable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Under SFAS No. 144 we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and estimated future results in our evaluation of potential impairment and compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows, based on a number of assumptions and estimates.

If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, and equipment or amortizable intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result.

We test our goodwill and our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  We re-evaluate goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment.  We perform our annual impairment analysis during the fourth quarter of our fiscal year because our fourth quarter operating results are significant to us and are an integral part of our analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.  If our re-evaluation determines that our goodwill or other intangible assets have become impaired, a write-down of the carrying value of the assets would result.

During Fiscal 2008 we recognized non-cash impairment losses in connection with our Crosstown Traders goodwill and intangible assets.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  GOODWILL AND INTANGIBLE ASSETS” and “NOTE 13.  IMPAIRMENT OF GOODWILL AND TRADEMARKS” below for additional discussion of our goodwill and intangible assets and the impairment losses recognized during Fiscal 2008.

Acquisitions – Purchase Price Allocation

We account for acquisitions in accordance with the provisions of SFAS No. 141, “Business Combinations.”  We assign to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition.  We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.  We make the initial purchase price allocation based on the evaluation of information and estimates available at the date of the financial statements.  As final information regarding the fair value of assets acquired and liabilities assumed is evaluated and estimates are refined, we make appropriate adjustments to the amounts allocated to those assets and liabilities and make corresponding changes to the amount allocated to goodwill.  We use all available information to make these fair value determinations and, for major business acquisitions, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets.  If necessary, we have up to one year after the closing date of an acquisition to finish these fair value determinations and finalize the purchase price allocation.

Asset Securitization

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17.  ASSET SECURITIZATION” below for additional discussion of our asset securitization facility.

We account for our asset securitizations in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and SFAS No. 156, “Accounting and Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  We record a beneficial interest, referred to as the interest-only strip (“I/O strip”), which represents the estimated present value of cash flows we expect to receive over the period the receivables are outstanding.  In addition to the I/O strip, we recognize a servicing liability since the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables.  The servicing liability represents the present value of the excess of the costs of servicing over the servicing fees we expect to receive and is recorded at estimated fair value.  We use the same discount rate and estimated life assumptions in valuing the I/O strip and the servicing liability.  We amortize the I/O strip and the servicing liability on a straight-line basis over the expected life of the credit card receivables.

We use certain valuation assumptions related to the average life of the receivables sold and anticipated credit losses, as well as an appropriate market discount rate, in determining the estimated value of the I/O strip and the servicing liability.  We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of these retained interests.  Changes in the average life of the receivables sold, discount rate, and credit-loss percentage could cause actual results to differ materially from the estimates, and changes in circumstances could result in significant future changes to the assumptions currently being used.

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip:

(In millions)	10% Change	20% Change

Assumption:
Payment rate	$1.7	$3.3
Residual cash flows discount rate	0.1	0.2
Credit loss percentage	1.7	3.4

Costs Associated With Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognize liabilities for costs associated with an exit or disposal activity when the liabilities are incurred.  Commitment to a plan by itself does not create an obligation that meets the definition of a liability.  We recognize one-time benefit payments over time rather than “up front” if the benefit arrangement requires employees to render future service beyond a “minimum retention period.”  The liability for one-time benefits is recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service.  We use fair value for the initial measurement of liabilities associated with exit or disposal activities.  The provisions of SFAS No. 146 result in the deferral of recognition of certain costs for restructuring plans from the date of commitment to such a plan to the date that costs are incurred under the plan.  Severance payments that are offered in accordance with an on-going benefit arrangement and that are attributable to employees’ service already rendered are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

Stock-Based Compensation

Through Fiscal 2006 we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclosed as pro forma information compensation expense for all stock options, restricted stock awards, and restricted stock unit awards, based on an estimated fair value of the option or award, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  In accordance with SFAS No. 123 we used the Black-Scholes pricing model to estimate the fair value of stock options.

As of the beginning of Fiscal 2007 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123.  Under SFAS No. 123R we recognize the fair value of stock-based payments as compensation expense in our financial statements.  We elected to adopt SFAS No. 123R on the modified prospective method and did not restate prior periods.  We have provided pro forma disclosure of stock-based compensation determined in accordance with SFAS No. 123, as previously disclosed, for Fiscal 2006.

Under SFAS No. 123R we continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123 and straight-line amortization of stock-based compensation. We elected to calculate the initial pool of excess tax benefits related to stock-based compensation and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of paragraph 81 of SFAS No. 123R.

The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate.  The use of different option-pricing models and different estimates or assumptions could result in different estimates of compensation expense under the fair value method.

Adoption of SFAS No. 123R generally results in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method.  However, beginning in Fiscal 2005 we changed the composition of our stock-based compensation awards to include primarily restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R.  In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007.  Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income, or on our basic and diluted net income per share.

See “Item 8.  Financial Statements and Supplementary Data; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” below for further information on our stock-based compensation expense.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims.  Our insurance liabilities are a component of “Accrued expenses” on our consolidated balance sheet, and represent our estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.  In estimating our self-insurance liabilities we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data.  Loss estimates are adjusted based upon actual claim settlements and reported claims.  Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.  We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Operating Leases

We lease substantially all of our store properties as well as certain of our other facilities and account for our store leases in accordance with SFAS No. 13, “Accounting for Leases.”  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.  Store leasehold improvement assets are depreciated over the shorter of their useful life or the lease term, as determined above.

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

Senior Convertible Notes

On April 30, 2007 we issued $250.0 million in aggregate principal amount of our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007 the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in aggregate principal amount of the notes.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entity’s own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met. Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of February 2, 2008.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options and warrants with affiliates of the initial purchasers.  We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our condensed consolidated balance sheet as of February 2, 2008.

In accordance with SFAS No. 128, “Earnings Per Share,” the 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price.  Prior to conversion we will include any dilutive effect of the 1.125% notes or the warrants in the calculation of diluted net income per share using the treasury stock method.  The call options are excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

We will be required on a quarterly basis to monitor the 1.125% Notes, call options, and warrants for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to continue to qualify under the provisions of EITF Issue 00-19 or paragraph 11(a) of SFAS No. 133, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below for further details of the transaction.

Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective as of February 4, 2007. FIN No. 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, expanded disclosures regarding tax uncertainties, and transition. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”

Under FIN No. 48 we recognize a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  We measure the recognized benefit as the largest amount of benefit which is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis.  We recognize a tax position failing to qualify for initial recognition in the first interim period in which it meets the FIN No. 48 recognition standard, or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  We de-recognize a previously recognized tax position if we subsequently determine that the tax position no longer meets the more-likely-than-not threshold of being sustained.  As of February 4, 2007 we recognized a cumulative-effect adjustment of $5.0 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings for differences between amounts recognized in our balance sheets prior to the adoption of FIN No. 48 and amounts reported after adoption.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. INCOME TAXES” below for further details of our adoption of FIN No. 48.

We adopted the provisions of FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” effective with our adoption of FIN No. 48.  Accordingly, we consider a tax position to be “effectively settled” upon completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled we recognize the full amount of the tax benefit, even if (1) the tax position is not considered more-likely-than-not to be sustained solely on the basis of its technical merits, and (2) the statute of limitations remains open.  The adoption of FSP FIN 48-1 did not have a material effect on our financial position or results of operations.

OVERVIEW

This overview of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents a high-level summary of more detailed information contained elsewhere in this Report on Form 10-K.  The intent of this overview is to put this detailed information into perspective and to introduce the discussion and analysis contained in this MD&A.  Accordingly, this overview should be read in conjunction with the remainder of this MD&A and with the financial statements and other detailed information included in this Report on Form 10-K and should not be separately relied upon.

During Fiscal 2008 we faced a number of business-specific issues that, when combined with the challenging retail and economic environment, negatively impacted our short-term results, particularly during the second half of the year.

At our Retail Stores segment, the lack of more compelling merchandise assortments and rapidly changing customer buying preferences coupled with a rapid decline in consumer spending resulted in decreases in store traffic and comparable store sales at each of our Retail Stores brands.

At our Direct-to-Consumer segment, we continued to experience declines in response rates to our catalog offerings from both our core customers and our prospecting efforts.  During Fiscal 2008 we established a new management team, which implemented new creative marketing programs and product offerings that have led to a moderation of the downward-trending catalog sales that we experienced during the first half of Fiscal 2008.

The impact of the above business and economic challenges accelerated during the second half of the year and resulted in a difficult and highly promotional retail sales environment.  As a result, we continued to be more aggressive in clearing seasonal inventories, leading to deeper-than-planned markdowns that negatively impacted our merchandise margins.  However, we believe that these efforts have resulted in a better-positioned inventory going into the spring season.

Initiatives that we put in place in response to our performance and the challenging retail and economic environment during the first half of Fiscal 2008 continued throughout the second half of the year.  We continued to focus on managing to lower inventory levels, reducing selling, general, and administrative expenses, and reducing our capital budget spending during the second half of Fiscal 2008 through the reduction of certain store development and non-critical infrastructure projects.

In November 2007 and February 2008 we announced two initiatives to streamline operations, reduce expenses, and improve cash flow.

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of its operating functions.  We anticipate that the execution of the new organizational structure will result in approximately $8 million of annualized pre-tax expense savings, primarily in the areas of payroll and occupancy costs.

In February 2008 we announced additional initiatives and actions in response to the continuing weak retail and economic environment to: streamline our business operations and further sharpen our focus on our core businesses; reduce selling, general, and administrative expenses and capital expenditures; improve cash flow; and enhance shareholder value.  These initiatives include the following:

•	Elimination of approximately 150 corporate and field management positions;

•	Reduction of our Fiscal 2009 capital budget by more than $40 million as compared to Fiscal 2008, primarily through a significant reduction in the number of planned store openings for Fiscal 2009;

•	Closing of approximately 150 under-performing stores; and

•	Closing our full-line PETITE SOPHISTICATE stores (which will not impact our PETITE SOPHISTICATE OUTLET stores).

We anticipate that the execution of these additional initiatives will result in approximately $20 million of annualized pre-tax expense savings, primarily in non-store payroll and the elimination of losses from the under-performing stores.

Although it was a challenging year, we were able to achieve the following during Fiscal 2008:

•
In October 2007 the LANE BRYANT catalog trademark, which had been licensed to a third party, reverted to us and we launched our LANE BRYANT WOMAN catalog and related  www.lanebryantcatalog.com website, which offer clothing, footwear, and intimate apparel in an expanded range of plus sizes at a value price point.  During Fiscal 2008 we made an initial pre-tax investment of approximately $11 million in the launch of the LANE BRYANT WOMAN catalog.

•
In November 2007 we acquired and securitized the LANE BRYANT proprietary credit card portfolio, which had previously been serviced under an agreement with a third party.  We subsequently re-launched the program with the issuance of approximately 2.4 million new credit cards in connection with a new loyalty card program designed to stimulate traffic and sales at our LANE BRYANT brand.

•
We used proceeds from our issuance in May 2007 of our 1.125% Senior Convertible Notes as well as cash flow from operating activities to repurchase an aggregate total of 24.2 million shares of our common stock.

While we are committed to executing our long-term growth strategy as a multi-brand, multi-channel retailer, we are currently facing a number of challenges that continue to negatively impact our short-term results.  As a result of uncertain economic conditions and our expectation that consumer spending will continue to be weak, we remain cautious for at least the first half of Fiscal 2009.  In addition to the initiatives discussed above, we have implemented the following near-term actions that are designed to enable us to manage through this difficult retail environment:

•
Reduce merchandise receipts and store inventory levels through at least the first half of Fiscal 2009, which should help to reduce the level of seasonal markdowns and help protect our prices and merchandise margins.

•	Continue to selectively reduce store payroll hours to match reduced store traffic, and reduce corporate general and administrative expenses.

•
Continue to execute on a number of new product and marketing initiatives during the second half of Fiscal 2008 to improve traffic and sales trends, such as our new “Right Fit by Lane Bryant™” and “Right Fit by Catherines™” campaigns and stocking Gitano® brand fashionable casual merchandise offerings under our exclusive licensing agreement.

•	Continue to improve our merchandise content at LANE BRYANT by including a higher fashion component.

•	Continue to initiate new creative marketing programs and product offerings for our catalog titles, as well as streamline apparel catalog operations.

We also expect Fiscal 2009 to benefit from the first full year of operations of our LANE BRYANT WOMAN catalog and related www.lanebryantcatalog.com website.  Our balance sheet remains strong, with ample liquidity through our $75.2 million of cash and available-for-sale securities and our committed $375.0 million revolving credit facility that had no outstanding borrowings at the end of Fiscal 2008.

RESULTS OF OPERATIONS

Financial Summary

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

				Percentage Increase
				(Decrease)
	Percentage of Net Sales(1)			From Prior Year(3)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007(2)	2006(3)	2008-2007	2007-2006(2)

Net sales	100.0%	100.0%	100.0%	(1.9)%	11.3%
Cost of goods sold, buying, catalog, and
occupancy expenses	73.1	69.8	69.5	2.7	11.9
Selling, general, and administrative expenses	25.8	24.6	24.6	3.2	11.0
Impairment of goodwill and trademarks	3.3	–	–	–	–
Restructuring charges	0.5	–	–	–	–
Income/(loss) from operations	(2.6)	5.6	5.9	(145.8)	6.1
Other income	0.3	0.3	0.3	5.4	8.6
Interest expense	0.4	0.5	0.6	(28.4)	(17.7)
Income tax provision	0.1	1.9	1.9	(93.7)	7.9
Extraordinary item, net of income taxes	0.0	–	–	–	–
Net income/(loss)	(2.8)	3.6	3.6	(176.6)	9.6
____________________
(1) Results may not add due to rounding.

(2) Fiscal 2007 consisted of 53 weeks.

(3) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition (June 2, 2005).

The following table shows our net sales by store brand:

	Year Ended		Year Ended		Year Ended
	February 2, 2008		February 3, 2007(1)		January 28, 2006
	Fiscal	Fourth	Fiscal	Fourth	Fiscal		Fourth
(In millions)	Year	Quarter	Year	Quarter	Year		Quarter

LANE BRYANT(2)	$1,232.3	$323.3	$1,202.3	$357.1	$1,057.4		$299.8
FASHION BUG	992.7	228.6	1,058.3	269.1	1,049.0		258.6
CATHERINES	353.2	76.7	367.7	91.5	346.2		83.0
Other retail stores(3)	21.1	6.0	8.1	6.2	0.0		0.0
Total Retail Stores segment sales	2,599.3	634.6	2,636.4	723.9	2,452.6		641.4
Total Direct-to-Consumer segment sales	408.1	149.0	427.8	148.2	298.9	(4)	155.8
Corporate and other(5)	2.6	1.3	3.3	1.9	4.2		2.4
Total net sales	$3,010.0	$784.9	$3,067.5	$874.0	$2,755.7		$799.6
____________________
(1) Fiscal Year 2007 and Fourth Quarter 2007 consisted of 53 weeks and 14 weeks, respectively.

(2) Fiscal 2008 and Fiscal 2007 include LANE BRYANT OUTLET stores.

(3) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.

(4) Includes the results of operations of Crosstown Traders, Inc. from the date of acquisition (June 2, 2005).

(5) Revenue related to loyalty card fees, net of loyalty card coupons.

 The following table shows additional information related to changes in our net sales:

	Year Ended		Year Ended
	February 2, 2008(1)		February 3, 2007(1)
	Fiscal	Fourth	Fiscal	Fourth
	Year	Quarter	Year	Quarter

Retail Stores segment
Increase/(decrease) in comparable store sales:(2)
Consolidated retail stores	(5)%	(9)%	1%	(1)%
LANE BRYANT	(6)	(9)	1	(3)
FASHION BUG	(4)	(8)	(1)	(1)
CATHERINES	(3)	(11)	4	2

Sales from new stores as a percentage of total
consolidated prior-period net sales:(3)
LANE BRYANT(4)	6	3	6	7
FASHION BUG	1	1	1	1
CATHERINES	0	0	1	0
Other retail stores(5)	0	2	0	1

Prior-period sales from closed stores as a percentage
of total consolidated prior-period net sales:
LANE BRYANT	(1)	(1)	(2)	(2)
FASHION BUG	(1)	(1)	(1)	(1)
CATHERINES	0	0	0	0

Increase/(decrease) in Retail Stores segment sales	(1)	(12)	7	13

Direct-to-Consumer segment
Increase/(decrease) in Direct-to-Consumer segment sales	(5)	1	– (6)	(5)

Increase/(decrease) in consolidated total net sales	(2)	(10)	11 (7)	9 (7)
____________________
(1)  Fiscal Year 2007 consisted of 53 weeks and Fourth Quarter 2007 consisted of 14 weeks. Comparable store sales and changes in sales from new stores and closed stores are based on equivalent 52-week and 13-week periods. The increase/(decrease) in Retail Stores segment sales, increase (decrease) in Direct-to-Consumer segment sales, and increase/(decrease) in consolidated net sales are based on the 53-week and 14-week periods for Fiscal 2007 and the 52-week and 13-week periods for Fiscal 2008 and Fiscal 2006.

(2)  “Comparable store sales” is not a measure that has been defined under generally accepted accounting principles. The method of calculating comparable store sales varies across the retail industry; therefore our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. New stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a legal square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a legal square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year. Non-store sales, such as catalog and E-commerce sales, are excluded from the calculation of comparable store sales.

(3) Includes incremental Retail Stores segment E-commerce sales.

(4) Includes LANE BRYANT OUTLET stores.

(5) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.

(6) Comparison is not meaningful, as prior-year period includes sales from Crosstown Traders, Inc. from the date of acquisition on June 2, 2005 (approximately 34 weeks).

(7)  The increase in consolidated total net sales includes an increase of 5% for Fiscal Year 2007 and a decrease of 1% for the Fourth Quarter 2007 as a result of the acquisition of Crosstown Traders, Inc. on June 2, 2005.

The following table sets forth information with respect to store activity for Fiscal 2008 and planned store activity for Fiscal 2009:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2008:(2)
Stores at February 3, 2007	1,009	859		465	45		2,378

Stores opened	7	76	(3)	9	11		103
Stores closed	(27)	(39)		(6)	(0)		(72)
Net change in stores	(20)	37		3	11		31

Stores at February 2, 2008	989	896		468	56		2,409

Stores relocated during period	15	33		11	0		59

Fiscal 2009
Planned store openings	4	31-38	(4)	6-7	4-6	(5)	45-55
Planned store closings	95-101	41-50		10	4-9	(6)	150-170
Planned store relocations	9-12	35-45	(7)	4-5	0		48-62
____________________
(1) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.

(2) Excludes 2 Crosstown Traders outlet stores that are included in our Direct-to-Consumer segment.

(3) Includes 19 LANE BRYANT OUTLET stores and 37 LANE BRYANT intimate apparel side-by-side stores.

(4) Includes 10-13 LANE BRYANT intimate apparel side-by-side stores and 6-9 LANE BRYANT OUTLET stores.

(5) PETITE SOPHISTICATE OUTLET stores.

(6) Includes 0-5 PETITE SOPHISTICATE OUTLET stores and 4 PETITE SOPHISTICATE stores.

(7) Includes 13-16 conversions to LANE BRYANT intimate apparel side-by-side stores.

Comparison of Fiscal 2008 to Fiscal 2007

Net Sales

Consolidated Net Sales

The decrease in consolidated net sales for Fiscal 2008 as compared to Fiscal 2007 was driven primarily by an extra week of sales in Fiscal 2007 as compared to Fiscal 2008 (Fiscal 2007 was a 53-week year), as well as by decreases in comparable Retail Stores segment sales and net sales from our Direct-to-Consumer segment.  The decrease in comparable Retail Stores segment net sales was partially offset by net sales from our outlet business, which began operations in July 2006, and net sales from new stores.  The decrease in our Direct-to-Consumer segment net sales was partially offset by sales from our new LANE BRYANT WOMAN catalog and related website, which were launched in October 2007.

Retail Stores Segment Net Sales

Comparable store sales for Fiscal 2008 decreased at each of our Retail Stores brands as compared to Fiscal 2007.  Net sales for all of our brands were negatively impacted by aggressive promotional markdowns taken in response to reduced traffic levels and weak consumer spending, especially during the latter half of Fiscal 2008.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for FASHION BUG stores and decreased for LANE BRYANT stores and CATHERINES stores.

We offer various loyalty card programs to our Retail Stores segment customers.  Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers generally join these programs by paying an annual membership fee.  We recognize revenue on these loyalty programs as sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.  During Fiscal 2008 we recognized revenues of $21.8 million and during Fiscal 2007 we recognized revenues of $19.1 million in connection with our loyalty card programs. As of November 2007 we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.

Direct-to-Consumer Segment Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to a continuing decline in response rates from both our core customer and prospecting mailing lists and a decrease in the average order value, partially offset by sales from our LANE BRYANT WOMAN catalog and website launched in October 2007 and an increase in net sales from our FIGI’S food and gift catalog.  As discussed in the overview above, we established a new management team, including the appointment of a new president for Crosstown Traders, which has resulted in improved creative marketing programs and merchandise offerings for several of our fall catalogs.  These changes significantly moderated the rate of decline in response rates during the second half of Fiscal 2008.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, and occupancy expenses increased as a percentage of consolidated net sales in Fiscal 2008 as compared to Fiscal 2007 primarily as a result of reduced merchandise margins for both our Retail Stores and Direct-to-Consumer segments and negative leverage on occupancy expenses from the decrease in comparable store sales. Consolidated cost of goods sold increased 2.2% as a percentage of consolidated net sales and consolidated buying and occupancy expenses increased 1.1% as a percentage of consolidated net sales.

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

Retail Stores Segment Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses as a percentage of net sales increased 2.4% for FASHION BUG, 1.3% for CATHERINES, and 3.0% for LANE BRYANT.  These increases were primarily a result of increased promotional pricing and negative leverage on occupancy costs from the decrease in comparable store sales.  The increase in cost of goods sold at each brand reflected the highly promotional retail environment, particularly during the second half of Fiscal 2008 and the December holiday season.  For our LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET stores, which began operations in July 2006, cost of goods sold, buying, and occupancy expenses decreased 4.3% as a percentage of net sales primarily as a result of the benefit of a full year of operations in Fiscal 2008.  Occupancy expenses for Fiscal 2007 included approximately $4.5 million of pre-opening expenses related to our outlet stores.

Direct-to-Consumer Segment Cost of Goods Sold, Buying, Catalog, and Occupancy

The decrease in the merchandise margin in our Direct-to-Consumer segment resulted primarily from negative leverage on catalog advertising costs from reduced sales, which were driven by decreases in catalog customer response rates and average order value, and from expenses incurred in connection with the launch of our LANE BRYANT WOMAN catalog.

Selling, General, and Administrative

Consolidated Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.2% as a percentage of consolidated net sales, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales.  Additionally, increases in payroll and payroll-related expenses, as well as marketing and other corporate administrative expenses, contributed to the increase.  Selling, general, and administrative expenses for Fiscal 2008 included a benefit of approximately $6.8 million recognized in connection with the purchase and securitization of the LANE BRYANT credit card portfolio (see “Financing; Off-Balance-Sheet Financing; Asset Securitization Program” below).  In addition, we recognized approximately $2.1 million of expenses during Fiscal 2008 in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards (see “OVERVIEW” above).  Selling, general, and administrative expenses for Fiscal 2007 included approximately $3.3 million of pre-opening operating expenses related to our outlet stores, which began operations in July 2006.

Retail Stores Segment Selling, General, and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased 1.3% for FASHION BUG, 0.1% for CATHERINES, and 0.1% for LANE BRYANT.  The increases primarily reflect the lack of leverage on selling expenses at each of the brands as a result of the decrease in comparable store sales.  General and administrative expenses as a percentage of sales were essentially flat at each brand reflecting efforts to control and reduce such expenses.  For our outlet business, selling, general, and administrative expenses as a percentage of net sales decreased 5.9%.  The decrease was primarily related to start up costs for the outlets incurred during the second half of Fiscal 2007 as compared to the benefit of a full year of operations in Fiscal 2008.

Direct-to-Consumer Segment Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of net sales increased 1.9% for our Direct-to-Consumer segment, primarily as a result of negative leverage from reduced sales.  Additionally, increased spending of approximately $3.7 million on the launch of our LANE BRYANT WOMAN catalog and increased spending on E-commerce-site-related marketing costs contributed to the increase.

Impairment of Goodwill and Trademarks

During the fourth quarter of Fiscal 2008 we performed our annual goodwill impairment test and determined that the carrying value of our Crosstown Traders goodwill exceeded the implied fair values of those assets.  Accordingly, we recognized a non-cash impairment charge of $86.8 million related to the Crosstown Traders goodwill.  Additionally, we recognized  $11.4 million of non-cash impairment charges related to our Crosstown Traders non-amortizable trademarks during the Fiscal 2008 Fourth Quarter.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  GOODWILL AND INTANGIBLE ASSETS” and “NOTE 13.  IMPAIRMENT OF GOODWILL AND TRADEMARKS” below.

Restructuring Charges

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of its operating functions and in February 2008 we announced additional cost-saving and streamlining initiatives as discussed in the overview above.  During Fiscal 2008 we recognized one-time pre-tax charges of approximately $3.0 million of severance, retention, and relocation costs related to these programs and approximately $11.4 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close and accelerated depreciation related to the closing of the Memphis facility.  We anticipate that the execution of the new organizational structure and cost-saving initiatives will result in approximately $28 million of annualized expense savings, primarily in the areas of non-store payroll, elimination of losses from under-performing stores, and occupancy costs.

Income Tax Provision

Our tax provision for Fiscal 2008 was $3.6 million on a loss before income taxes and extraordinary item of $80.7 million, as compared to a tax provision of $57.2 million on income before income taxes of $166.1 million for Fiscal 2007.  The primary reason for the provision on a pre-tax loss for Fiscal 2008 was the non-deductibility for income tax purposes of the impairment of goodwill.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. INCOME TAXES” below).

Extraordinary Item

During the fourth quarter of Fiscal 2008 we recognized an extraordinary gain of $0.9 million, net of income taxes of $0.6 million, as the result of proceeds received from an eminent domain settlement related to a portion of the land at our White Marsh, Maryland distribution center.

Comparison of Fiscal 2007 to Fiscal 2006

Net Sales

Consolidated Net Sales

The increase in consolidated net sales for Fiscal 2007 as compared to Fiscal 2006 resulted primarily from the inclusion of Crosstown Traders for the entire Fiscal 2007 period, as well as increased net sales from our Retail Stores segment and the inclusion of an additional week of operations in Fiscal 2007.  Consolidated net sales for Fiscal 2006 include net sales from Crosstown Traders from the date of acquisition on June 2, 2005.

Retail Stores Segment Net Sales

Consolidated Retail Stores segment net sales increased as a result of sales from new LANE BRYANT, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores opened in Fiscal 2007, an increase in comparable retail store sales at our LANE BRYANT and CATHERINES brands, increases in E-commerce sales at all of our retail store brands, and the additional week of operations.  Our FASHION BUG brand experienced slight decreases in both comparable retail stores and the number of open stores.

For the LANE BRYANT brand, a decrease in the average dollar sale per transaction was offset by an increase in the number of transactions per store, with a decrease in traffic levels offset by an improvement in the sales conversion ratio.  For the FASHION BUG brand, the number of transactions per store decreased during Fiscal 2007 while the average dollar sale per transaction was flat as compared to Fiscal 2006.  CATHERINES’ strong performance during Fiscal 2006 continued into Fiscal 2007, with significant increases in traffic levels and the number of transactions per store as compared to the prior-year period.

During Fiscal 2007 we recognized revenues of $19.1 million and during Fiscal 2006 we recognized revenues of $15.6 million in connection with our loyalty card programs.

Direct-to-Consumer Segment Net Sales

Total net sales for the Direct-to-Consumer segment for Fiscal 2007 were negatively affected by reduced response rates from our core customers to our apparel catalog offerings.  The disruption caused by the consolidation of our catalog merchandise operations into Tucson, Arizona during Fiscal 2007 had a greater-than-anticipated negative impact on apparel catalog sales.  As a result, we reduced our catalog prospecting and circulation levels in order to reduce advertising expenditures.  The average order value for Fiscal 2007 was above plan, while actual circulation and customer response rates were below plan.  Sales from our FIGI’S food and gift catalog met our plan for the year.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased as a percentage of consolidated net sales in Fiscal 2007 as compared to Fiscal 2006.  Fiscal 2007 included catalog costs for our Direct-to-Consumer segment for the full fiscal year as compared to eight months of Fiscal 2006 as a result of the acquisition of Crosstown Traders in June 2005.  Consolidated cost of goods sold increased 0.7% as a percentage of consolidated net sales, while consolidated buying and occupancy expenses decreased 0.3% as a percentage of consolidated net sales.

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

Retail Stores Segment Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses as a percentage of net sales were flat at FASHION BUG, decreased 0.8% at CATHERINES, and decreased 0.4% at LANE BRYANT.  FASHION BUG’s cost of goods sold increased slightly, which was offset by a reduction in buying and occupancy expenses.  The decrease at CATHERINES reflects improvements in gross margins as well as leverage on buying and occupancy expenses on increased comparable store sales.  The decrease at LANE BRYANT is primarily the result of leverage on buying and occupancy expenses from increased sales primarily as a result of new store openings.  The second half of Fiscal 2007 includes the results of our outlet stores, which began operations in July 2006.  Occupancy expenses for Fiscal 2007 included approximately $4.5 million of pre-opening expenses related to our outlet stores.

Direct-to-Consumer Segment Cost of Goods Sold, Buying, Catalog, and Occupancy

Cost of goods sold for our Direct-to-Consumer segment includes catalog advertising and fulfillment costs, which are significant expenses for catalog operations, and are therefore generally higher as a percentage of net sales than cost of goods sold for our Retail Stores segment.  Catalog advertising and fulfillment costs as a percentage of net sales increased significantly in Fiscal 2007 as compared to Fiscal 2006 and were the primary cause of the increase in cost of goods sold.  Conversely, the Direct-to-Consumer segment incurs lower levels of buying and occupancy costs, which resulted in a favorable impact on buying and occupancy expenses as a percentage of consolidated net sales in the current-year period.

Selling, General, and Administrative

Consolidated Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for Fiscal 2007 were flat as a percentage of consolidated net sales as compared to Fiscal 2006, reflecting the benefit of our continued focus on controlling expenses and an improvement in the contribution from our proprietary credit card operations.  Selling, general, and administrative expenses for Fiscal 2007 include approximately $3.3 million of pre-opening operating expenses related to the LANE BRYANT OUTLET stores that began operations in July 2006.  Fiscal 2007 was also negatively impacted by a $3.6 million increase in stock-based compensation as compared to Fiscal 2006 and by inclusion of the Direct-to-Consumer segment for all of Fiscal 2007 as compared to eight months of Fiscal 2006.  Consolidated selling, general, and administrative expenses for Fiscal 2006 included a gain of approximately $3.4 million from the purchase and subsequent securitization of our CATHERINES and Crosstown Traders credit card portfolios and a gain of $1.3 million recognized in connection with our share of the VISA/MasterCard antitrust settlement.

Retail Stores Segment Selling, General, and Administrative

Selling, general and administrative expenses as a percentage of net sales at our FASHION BUG, CATHERINES and LANE BRYANT brands were flat to slightly improved in Fiscal 2007 as compared to Fiscal 2006, reflecting leverage on increased sales and efforts to control and reduce expenses.  The second half of Fiscal 2007 includes the results of our outlet stores, which began operations in July 2006.

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

Comparison of Fourth Quarter 2008 to Fourth Quarter 2007

Net Sales

Consolidated net sales decreased in the fourth quarter of Fiscal 2008 as compared to the fourth quarter of Fiscal 2007, primarily as a result of a significant decrease in comparable Retail Stores segment net sales and the inclusion of an extra week in the fourth quarter of Fiscal 2007.  The decrease in traffic levels that we began to experience in the earlier part of Fiscal 2008 accelerated during the fourth quarter.  The decrease in comparable Retail Stores segment net sales was partially offset by net sales from new stores.  Direct-to-Consumer segment net sales increased as a result of sales from our new LANE BRYANT WOMAN catalog and related website, which were launched in October 2007, and an increase in sales for our FIGI’S food and gift catalog, which offset a decrease in net sales from our other catalog offerings.

Retail Stores Segment Net Sales

Comparable store sales for the fourth quarter of Fiscal 2008 decreased at each of our Retail Stores brands as compared to the fourth quarter of Fiscal 2007.  Net sales for all of the brands were negatively impacted by aggressive promotional markdowns taken in response to reduced traffic levels, particularly during the fourth quarter of Fiscal 2008 and the December 2007 holiday season.  Decreased comparable store sales from all of our Retail Stores brands were partially offset by sales from new LANE BRYANT stores.  The average number of transactions per store and average dollar sale per transaction decreased for each of our brands except for FASHION BUG stores, which experienced an increase in the average dollar sale per transaction.

During the fourth quarter of Fiscal 2008 we recognized revenues of $5.4 million and during the fourth quarter of Fiscal 2007 we recognized revenues of $5.1 million in connection with our loyalty card programs.

Direct-to-Consumer Segment Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our new LANE BRYANT WOMAN catalog and website, which were launched in October 2007, and an increase in sales from our FIGI’S food and gift catalog.  These increases were substantially offset by a decrease in sales from our core catalog offerings as a result of the continuing decline in response rates from both our core customer and prospecting mailing lists and a decrease in the average order value.  As discussed in the overview and full-year comparison above, we established a new management team, including the appointment of a new president for Crosstown Traders, which has resulted in improved creative marketing programs and merchandise offerings for several of our fall catalogs.  These changes significantly moderated the rate of decline in response rates during the fourth quarter of Fiscal 2008.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased as a percentage of consolidated net sales in the fourth quarter of Fiscal 2008 as compared the fourth quarter of Fiscal 2007 primarily as a result of a significant reduction in merchandise margins for both our Retail Stores and Direct-to-Consumer segments. Consolidated cost of goods sold increased 4.8% as a percentage of consolidated net sales and consolidated buying and occupancy expenses increased 1.9% as a percentage of consolidated net sales.

Retail Stores Segment Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses as a percentage of net sales increased 8.1% at FASHION BUG, 2.9% at CATHERINES, 6.0% at LANE BRYANT and 3.3% at our outlet stores.  These increases reflect the highly promotional retail environment during the fourth quarter that resulted in higher-than-planned markdowns in order to drive sales.  Additionally, the lack of leverage on occupancy costs at each brand as a result of lower sales also contributed to the increase in cost of goods sold, buying, and occupancy expenses as a percentage of net sales.

Direct-to-Consumer Segment Cost of Goods Sold, Buying, Catalog, and Occupancy

The reduced merchandise margin in our Direct-to-Consumer segment resulted primarily from expenses incurred in the fourth quarter of Fiscal 2008 in connection with the launch of our LANE BRYANT WOMAN catalog.  Sales from the LANE BRYANT WOMAN catalog and increased sales from our FIGI’S catalog partially offset the impact of negative leverage on catalog advertising costs from reduced sales for our other catalogs.

Selling, General, and Administrative

Consolidated Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.6% as a percentage of consolidated net sales, primarily as a result of negative leverage from the decrease in consolidated net sales.

Retail Stores Segment Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales increased 1.9% at FASHION BUG and 0.8% at CATHERINES, were flat at LANE BRYANT, and decreased 0.4% at our outlet stores.  The increases at FASHION BUG and CATHERINES reflect the lack of leverage on selling expenses at each of the brands as a result of decreased sales.  General and administrative expenses as a percentage of net sales were flat to slightly improved for the fourth quarter of Fiscal 2008 as compared to the fourth quarter of Fiscal 2007, reflecting efforts to control and reduce expenses.

Direct-to-Consumer Segment Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales increased 2.0% for our Direct-to-Consumer segment, primarily as a result of negative leverage from reduced sales.  Additionally, increased spending of approximately $1.9 million on the launch of our LANE BRYANT WOMAN catalog and increased spending on E-commerce-site-related marketing costs contributed to the increase.

Impairment of Goodwill and Trademarks

During the fourth quarter of Fiscal 2008 we performed our annual goodwill impairment test and determined that the carrying value of our Crosstown Traders goodwill exceeded the implied fair values of those assets.  Accordingly, we recognized an impairment charge of $86.8 million related to the Crosstown Traders goodwill.  Additionally, we recognized  $11.4 million of impairment charges related to our Crosstown Traders non-amortizable trademarks during the Fiscal 2008 Fourth Quarter.

Restructuring Charges

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of its operating functions and in February 2008 we announced additional cost-saving and streamlining initiatives.  During the fourth quarter of Fiscal 2008 we recognized one-time pre-tax charges of approximately $3.0 million of severance, retention, and relocation costs related to these programs and approximately $11.4 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close and accelerated depreciation related to the closing of the Memphis facility.

Income Tax Provision

The effective income tax rate was a benefit of 14.3% for the fourth quarter of Fiscal 2008 as compared to a provision of 29.8% for the fourth quarter of Fiscal 2007. The effective tax benefit rate decreased in the fourth quarter of Fiscal 2008 as compared to the tax provision rate for the fourth quarter of Fiscal 2007 primarily as a result of the non-deductibility for income tax purposes of the impairment of goodwill.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. INCOME TAXES” below).

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary sources of funding for our working capital requirements are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility described below.  During Fiscal 2008 we also incurred long-term debt financing as discussed further in “Financing; Long-term Debt” and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below.  The following table highlights certain information related to our liquidity and capital resources:

	Fiscal	Fiscal	Fiscal
(Dollars in thousands)	2008	2007	2006

Cash and cash equivalents	$61,842	$143,838	$130,132
Available-for-sale securities	13,364	1,997	20,150
Cash provided by operating activities	159,845	186,954	164,812
Working capital	467,157	460,620	344,229
Current ratio	2.4	2.2	1.8
Long-term debt to equity ratio	41.9%	19.1%	23.6%

As of February 2, 2008 we held $75.2 million in cash, cash equivalents, and available-for-sale securities.  As is consistent with our industry, our cash balances are seasonal in nature.  During Fiscal 2008 we used $230.8 million of net funds provided from the issuance of long-term debt and cash from operations primarily for $252.6 million of repurchases of our common stock and $137.7 million of investments in capital assets for new store openings, corporate infrastructure projects, and the launch of our LANE BRYANT WOMAN catalog and related website.  In addition, during Fiscal 2008 we redeemed $150.0 million of long-term debt due in 2012 through the issuance of approximately 15.1 million shares of our common stock and cash payments of $0.4 million; used approximately $11.8 million of cash for long-term debt repayments; and acquired approximately $8.0 million of equipment through capital lease financing.  During Fiscal 2007 we used cash from operations primarily for $133.2 million of investments in capital assets and for $64.7 million of repayments of short-term and long-term debt.

Cash Provided by Operating Activities

The decrease in cash provided by operating activities from Fiscal 2007 to Fiscal 2008 was primarily attributable to an $82.8 million decrease in net income excluding $109.5 million of non-cash impairment losses and write-downs and accelerated depreciation related to facilities to be closed.  Our net investment in inventories decreased in Fiscal 2008 as compared to Fiscal 2007.  Excluding incremental inventory purchased for new stores and our LANE BRYANT WOMAN catalog business, inventories at the end of Fiscal 2008 decreased 19% on a same-store basis as compared to the end of Fiscal 2007 as a result of improved inventory management and aggressive promotional activities related to our fall and winter seasonal inventories. During Fiscal 2008 we purchased and securitized the LANE BRYANT proprietary credit card portfolio, which had been administered under a non-recourse agreement that expired in October 2007 with a third-party (see “Financing; Off-Balance-Sheet Financing” below).

The increase in cash provided by operating activities from Fiscal 2006 to Fiscal 2007 was primarily attributable to a $9.5 million increase in net income, net collections of trade accounts receivable resulting from our acquisition of Crosstown Traders, and improved payment terms from certain of our vendors.  During Fiscal 2007 we increased our investment in inventories in connection with new store openings (particularly in our LANE BRYANT, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores), as well as in preparation for our holiday sales.  On a same-store basis, inventories increased 15% as compared to the end of Fiscal 2006 as a result of increases in spring and transitional merchandise to accommodate an earlier Easter.  The change in cash provided by operating activities from Fiscal 2006 to Fiscal 2007 was also negatively affected by the timing of certain prepaid and accrued expenses, particularly prepaid income taxes.

As a result of the adoption of SFAS No. 123R in Fiscal 2007 (see “CRITICAL ACCOUNTING POLICIES; Stock-Based Compensation” above), we are reporting certain tax benefits related to stock-based compensation as cash provided by financing activities in Fiscal 2008 and Fiscal 2007 instead of as cash provided by operating activities as previously permitted.  This change in reporting classification had a negative impact on cash provided by operating activities of $0.6 million for Fiscal 2008 and $5.1 million for Fiscal 2007, which was offset by a corresponding positive impact on cash used by financing activities.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $137.7 million in Fiscal 2008, $133.2 million in Fiscal 2007, and $103.8 million in Fiscal 2006.  Construction allowances received from landlords were $22.5 million in Fiscal 2008, $26.1 million in Fiscal 2007, and $22.6 million in Fiscal 2006.  Total gross investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing and excluding construction allowances, were $145.7 million in Fiscal 2008, $133.2 million in Fiscal 2007, and $107.7 million in Fiscal 2006.  Our capital expenditures in each year were primarily for the construction, remodeling, and fixturing of new and existing retail stores, corporate systems technology, and improvements to our corporate and brand home offices and distribution centers.  During Fiscal 2008 we continued our new store opening plan for our LANE BRYANT brand, including our LANE BRYANT/CACIQUE side-by-side stores and LANE BRYANT OUTLET stores, as well as new PETITE SOPHISTICATE OUTLET stores.  Capital expenditures for Fiscal 2006 included the relocation of our LANE BRYANT home office from a 130,000 square-foot leased facility in Reynoldsburg, Ohio to a new 135,000 square-foot leased facility in Columbus, Ohio.

During Fiscal 2008 we acquired $8.0 million of distribution center, technology, and office equipment and in Fiscal 2006 we acquired $3.9 million of data warehousing and information technology equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 48 months and contain a bargain-purchase option.

During Fiscal 2009 we plan to significantly reduce capital expenditures for new store development, store relocations, and corporate technology in response to the current difficult economic environment (see “OVERVIEW” above).  We plan to open approximately 45-55 new stores in Fiscal 2009 as compared to 103 new stores in Fiscal 2008, and anticipate that our Fiscal 2009 gross capital expenditures will be approximately $95-$100 million before construction allowances received from landlords.  We expect that approximately 60% of our Fiscal 2009 capital expenditures will support store development, including openings, relocations, and store improvements, with the remainder of the expenditures to be primarily for improvements to our information technology, distribution centers, and corporate infrastructure.  We expect to finance these capital expenditures principally through internally-generated funds and capital lease financing.

Repurchases of Common Stock

During the first quarter of Fiscal 2008 we used $131.1 million of the proceeds from our issuance of our 1.125% Senior Convertible Notes due May 1, 2014 to repurchase 10.3 million shares of our common stock (see “Financing; Long-term Debt” below).  In addition, during Fiscal 2008 we repurchased an additional aggregate total of 10.4 million shares of common stock for $100.0 million under a program announced in May 2007 and 3.5 million shares of common stock for $21.5 million under a prior authorization from our Board of Directors.

In November 2007 we announced that our Board of Directors has authorized a new $200 million share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  We expect to complete the program over the next several years.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.  See “Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” above for additional information related to our repurchases of common stock.

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

Debt, Lease, and Purchase Commitments

At February 2, 2008, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our revolving credit facility, letters of credit, long-term deferred compensation plans, unrecognized tax benefits, and purchase obligations were as follows:

	Payments Due by Period
			One to	Three	More
		Less Than	Three	To Five	than Five
(In millions)	Total	One Year	Years	Years	Years

Long-term debt, including current portion(1)	$324.5	$7.7	$15.0	$17.6	$284.2
Capital leases	15.3	6.6	4.8	3.6	0.3
Operating leases(2)	961.5	229.3	346.3	201.0	184.9
Revolving credit facility(3)	0.0	0.0	0.0	0.0	0.0
Letters of credit(3)	2.0	2.0	0.0	0.0	0.0
Stand-by letters of credit(3)	11.5	11.5	0.0	0.0	0.0
Long-term deferred compensation(4)	2.1	1.2	0.5	0.1	0.3
Unrecognized tax benefits(5)	0.7	0.7	–	–	–
Purchase commitments(6)	581.8	581.8	0.0	0.0	0.0
Total	$1,899.4	$840.8	$366.6	$222.3	$469.7
____________________
(1)  Amounts represent the expected cash payments (including interest) of our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts, or revolving credit facilities.

(2) Commitments under operating leases include $8.1 million payable under the LANE BRYANT master sublease with Limited Brands, Inc., which we have guaranteed.

(3)  We currently have a $375 million revolving credit facility that expires on July 28, 2010, which provides for cash borrowings and the ability to issue up to $300 million of letters of credit. At February 2, 2008, there were no borrowings outstanding under this facility.

(4)  Long term compensation consists of our non-qualified deferred compensation plan and supplemental retirement plan, which are included in “Deferred taxes and other non-current liabilities” on our consolidated balance sheets. We have developed estimates of projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of February 2, 2008. We have excluded $45.5 million of retirement/termination benefit distribution obligations as of February 2, 2008 from the above estimates. This amount has been excluded because the value of the obligation and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

(5)  In accordance with our adoption of FIN No. 48 (see“CRITICAL ACCOUNTING POLICIES; Income Taxes” above) we have recorded liabilities for unrecognized tax benefits of $26.7 million and accrued interest and penalties of $9.8 as of February 2, 2008. These liabilities are included in “Other long-term liabilities” on our consolidated balance sheet. With the exception of $0.7 million of unrecognized tax benefits that are reasonably possible of being recognized within 12 months, we have excluded these liabilities from this table because we cannot make reasonably reliable estimates of the amounts and/or periods that we expect to pay or settle these liabilities.

(6) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

Financing

Off-Balance-Sheet Financing

Asset Securitization Program

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs.  Additional information regarding our asset securitization facility is included in “CRITICAL ACCOUNTING POLICIES; Asset Securitizations” above, “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” below, and under the caption “MARKET RISK” below.

As of February 2, 2008 we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004-VFC	Series 2004-1	2005-RPA(1)	Series 2007-1

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005	October 2007
Type of facility	Conduit	Term	Conduit	Term	Conduit	Term
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0	$320.0
Funding as of
February 2, 2008	$47.7	$36.5	$0.0	$180.0	$41.5	$320.0
First scheduled
principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable	April 2012
Expected final
principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)	March 2013
Renewal	Annual	Not applicable	Annual	Not applicable	Annual	Not applicable
____________________
(1) Receivables Purchase Agreement (for the Crosstown Traders catalog proprietary credit card receivables program).

(2)  Series 1999-2 and Series 2004-VFC have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing.  These series and 2005-RPA generally begin amortizing 364 days after the start of the purchase commitment by the series purchaser currently in effect after giving effect to any renewal.

Prior to November 1, 2007 we had an agreement under which a third party provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement we exercised our option to purchase the LANE BRYANT portfolio on November 1, 2007 and assigned the right to purchase the LANE BRYANT portfolio to Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $231.0 million, it sold the receivables to Charming Shoppes Receivables Corp. (“CSRC”), which transferred the receivables to the Charming Shoppes Master Trust (the “Trust”).  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $6.8 million, which is included in selling, general, and administrative expenses for Fiscal 2008.  In addition, we recognized approximately $2.1 million of expenses in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards (see “OVERVIEW” above).

On October 17, 2007 the Trust issued $320 million of five-year asset-backed certificates (“Series 2007-1”) in a private placement under Rule 144A.  Of the $320 million of certificates issued, $289.6 million were sold to investors, and CSRC held $30.4 million as a retained interest.  CSRC may in the future sell all or a portion of such retained interest.  Of the certificates sold to investors, $203.5 million pay interest on a floating rate basis tied to one-month LIBOR while the remaining $86.1 million of certificates were issued at fixed rates.  The Trust used $35.0 million of the proceeds to fund receivables and to pay down other securitization series and placed the remaining proceeds of $285.0 million into a pre-funding cash account.

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

During Fiscal 2006 Catalog Receivables LLC closed on a dedicated conduit credit card securitization facility that provides funding of up to $55.0 million on a discounted basis for a term of one year, subject to an annual renewal.  As of February 2, 2008 we had $41.5 million of credit card receivables funded under this facility.  We renewed this facility during Fiscal 2008 on its renewal date, and expect to renew the facility during Fiscal 2009 on its renewal date.

We securitized $939.9 million of credit card receivables in Fiscal 2008 and $619.6 million of credit card receivables in Fiscal 2007, and had $610.7 million of securitized credit card receivables outstanding as of February 2, 2008.  We held certificates and retained interests in our securitizations of $115.9 million as of February 2, 2008 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of February 2, 2008 included $51.7 million of QSPE certificates, an interest-only (“I/O”) strip of $23.3 million, and other retained interests of $40.9 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  The Trust was in compliance with its financial performance standards as of February 2, 2008.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of February 2, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

As these credit card receivables securitizations reach maturity, we plan to obtain funding for our proprietary credit card programs through additional securitizations, including annual renewal of our conduit facilities.  However, we can give no assurance that we will be successful in securing financing through either replacement securitizations or other sources of replacement financing.

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

Benefits from Operating Our Proprietary Credit Card Programs

We manage our proprietary credit card programs primarily to engender customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earn revenue from operating the credit card programs.  As discussed above, we utilize asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits is derived from the distribution of net excess spread revenue from our QSPEs.

The transfer of credit card receivables under our asset securitization program is without recourse and we account for the program in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Under SFAS No. 140, our benefit from the credit card receivables represents primarily the net excess spread revenues we receive from monthly securitization distributions associated with the collections on managed outstanding receivables.  We recognize on an accrual basis these net excess spread revenues, which generally represent finance charge revenues in excess of securitization funding costs, net credit card charge-offs, and the securitization servicing fee.  Finance charge revenues include finance charges and fees assessed to the credit card customers.  Net credit card charge-offs represent gross monthly charge-offs on customer accounts less recoveries on accounts previously charged-off.  For purposes of the table provided below, we also include any collection agency costs associated with recoveries as part of the net excess spread revenues from credit card receivables.

In addition to the actual net excess spread revenues described above we record our beneficial interest in the Trust as an “interest-only strip” (“I/O strip”), which represents the estimated present value of cash flows we expect to receive over the estimated period the receivables are outstanding.  In addition to the I/O strip we recognize a servicing liability, which represents the present value of the excess of the costs of servicing over the servicing fees we expect to receive, and is recorded at estimated fair value.  We use the same discount rate and estimated life assumptions in valuing the I/O strip and the servicing liability.  We amortize the I/O strip and the servicing liability on a straight-line basis over the expected life of the credit card receivables.

The benefits from operating our proprietary credit card programs also include other revenues generated from the programs.  These other net revenues include revenue from additional products and services that customers may purchase with their credit cards, including debt cancellation protection, fee-based loyalty program revenues, and net commissions from third-party products that customers may buy through their credit cards.  Other credit card revenues also include interest income earned on funds invested in the credit entities.  The credit contribution is net of expenses associated with operating the program.  These expenses include the costs to originate, bill, collect, and operate the credit card programs.  Except for net fees associated with the fee-based loyalty programs that we include in net sales, we include the net credit contribution as a reduction of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.

Further details of our net credit contribution are as follows:

	Year Ended
	February 2,	February 3,	January 28,
(In millions)	2008	2007	2006

Net securitization excess spread revenues	$79.0	$69.8	$54.4
Net additions to the I/O strip and servicing liability	6.4	1.0	4.8
Other credit card revenues, net(1)	11.2	9.4	7.2
Total credit card revenues	96.6	80.2	66.4
Less total credit card program expenses	58.5	44.0	36.8
Total credit contribution	$38.1	$36.2	$29.6

Average managed receivables outstanding	$427.4	$363.5	$331.1
Ending managed receivables outstanding	$613.2	$366.7	$356.7
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

Operating Leases

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

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  We had an aggregate total of $2.1 million of unamortized deferred debt acquisition costs related to the facility as of February 2, 2008, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement).  The facility is secured by our general assets except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  The “Excess Availability” under the facility was $280,550,000 as of February 2, 2008.  As of February 2, 2008, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans and LIBOR as adjusted for the “Reserve Percentage” (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  The applicable rates on borrowings under the facility were 6.43% for Prime Rate Loans and 4.26% (LIBOR plus 1%) for Eurodollar Rate Loans as of February 2, 2008.  During Fiscal 2007 we repaid $50.0 million of borrowings outstanding under the facility that were originally incurred in connection with the acquisition of Crosstown Traders.  There were no borrowings outstanding under the facility as of February 2, 2008.

Long-term Debt

On April 30, 2007 we issued $250.0 million in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007 the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25.0 million in principal amount of notes.  The 1.125% Notes were issued at par, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier repurchased by us or converted.

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

On April 30, 2007 we called for the redemption on June 4, 2007 of our $149.999 million outstanding aggregate principal amount of 4.75% Senior Convertible Notes due June 1, 2012 (the “4.75% Notes”).  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149.956 million principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15.146 million shares of our common stock and the remaining notes were redeemed for $43 thousand.  In addition, we paid $392 thousand in lieu of fractional shares.

Additional information regarding our short-term and long-term borrowings is included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8.  LONG-TERM DEBT” below.

In Fiscal 2009 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash on-hand, securitization facilities, and borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2009.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.  We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

We manage our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs through various operating entities that we own.  The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities.  Under the securitization facilities we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs.

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of February 2, 2008 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards as well as the fixed-rate credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $335.8 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $112.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2009, an increase of approximately $696 thousand in selling, general, and administrative expenses would result.

See “PART I; Item 1A. Risk Factors” above for a further discussion of other market risks related to our securitization facilities.

As of February 2, 2008 there were no borrowings outstanding under our revolving credit facility. Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008.  In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 2, 2008.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report that appears on page 65 – 66.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Charming Shoppes, Inc.

We have audited Charming Shoppes, Inc. and subsidiaries internal control over financial reporting as of February 2, 2008, based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008 of Charming Shoppes, Inc. and subsidiaries and our report dated April 1, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective as of February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
April 1, 2008

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
(In thousands, except share amounts)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$61,842	$143,838
Available-for-sale securities	13,364	1,997
Accounts receivable, net of allowances of $6,262 and $5,083	33,535	33,366
Investment in asset-backed securities	115,912	60,643
Merchandise inventories	391,527	429,433
Deferred advertising	21,274	21,707
Deferred taxes	7,531	4,469
Prepayments and other	151,009	145,385
Total current assets	795,994	840,838

Property, equipment, and leasehold improvements – at cost	1,117,559	996,430
Less accumulated depreciation and amortization	658,410	573,984
Net property, equipment, and leasehold improvements	459,149	422,446

Trademarks and other intangible assets	234,959	249,490
Goodwill	66,666	153,370
Other assets	56,536	39,579
Total assets	$1,613,304	$1,705,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,553	$178,629
Accrued expenses	179,457	190,702
Current portion – long-term debt	8,827	10,887
Total current liabilities	328,837	380,218

Deferred taxes	55,400	57,340
Other non-current liabilities	192,454	139,503
Long-term debt	306,169	181,124

Stockholders’ equity
Common stock $.10 par value
Authorized – 300,000,000 shares
Issued – 151,569,850 shares and 135,762,531 shares	15,157	13,576
Additional paid-in capital	407,499	285,159
Treasury stock at cost – 36,477,246 shares and 12,265,993 shares	(336,761)	(84,136)
Accumulated other comprehensive income	22	1
Retained earnings	644,527	732,938
Total stockholders’ equity	730,444	947,538
Total liabilities and stockholders’ equity	$1,613,304	$1,705,723

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended
	February 2,	February 3,	January 28,
(In thousands, except per share amounts)	2008	2007	2006

Net sales	$3,009,953	$3,067,517	$2,755,725

Cost of goods sold, buying, catalog, and occupancy expenses	2,198,865	2,141,884	1,914,347
Selling, general, and administrative expenses	777,461	753,109	678,753
Impairment of goodwill and trademarks	98,219	0	0
Restructuring charges	14,357	0	0
Total operating expenses	3,088,902	2,894,993	2,593,100

Income/(loss) from operations	(78,949)	172,524	162,625
Other income	8,793	8,345	7,687
Interest expense	(10,552)	(14,746)	(17,911)

Income/(loss) before income taxes and extraordinary item	(80,708)	166,123	152,401
Income tax provision	3,617	57,200	53,010

Income/(loss) before extraordinary item	(84,325)	108,923	99,391
Extraordinary item, net of income tax provision of $582 in 2008	912	0	0

Net income/(loss)	(83,413)	108,923	99,391

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available-for-sale securities, net of income tax
provision/(benefit) of $14 in 2008, $3 in 2007, and $(3) in 2006	21	4	(3)
Total other comprehensive income/(loss)	21	4	(3)

Comprehensive income/(loss)	$(83,392)	$108,927	$99,388

Basic net income/(loss) per share:
Income/(loss) before extraordinary item	$(.70)	$.89	$.83
Extraordinary item, net of income taxes	.01	.00	.00
Net income/(loss) per share	$(.69)	$.89	$.83

Diluted net income/(loss) per share:
Income/(loss) before extraordinary item	$(.70)	$.81	$.76
Extraordinary item, net of income taxes	.01	.00	.00
Net income/(loss) per share	$(.69)	$.81	$.76

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury Stock
(Dollars in thousands)	Shares	Amount	Capital	Shares	Amount

Balance, January 29, 2005	132,063,290	$13,206	$240,770	(12,265,993)	$(84,136)
Issued to employees, net	51,909	5	708
Exercise of stock options	1,865,554	187	9,384
Withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(25,901)	(3)	(216)
Stock-based compensation expense			6,814
Tax benefit – employee stock programs			3,617
Balance, January 28, 2006	133,954,852	13,395	261,077	(12,265,993)	(84,136)
Issued to employees, net	361,477	36	783
Exercise of stock options	1,536,580	154	9,011
Withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(90,378)	(9)	(1,217)
Stock-based compensation expense			10,386
Tax benefit – employee stock programs			5,119
Balance, February 3, 2007	135,762,531	13,576	285,159	(12,265,993)	(84,136)
Issued to employees, net	462,724	46	163
Exercise of stock options	304,120	30	1,412
Withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(105,081)	(10)	(1,183)
Issued for redemption of convertible notes	15,145,556	1,515	148,049
Sale of common stock warrants			53,955
Purchase of common stock call options			(90,475)
Tax benefit – call options			2,705
Stock-based compensation expense			7,101
Tax benefit – employee stock programs			613
Purchases of treasury stock				(24,211,253)	(252,625)
Balance, February 2, 2008	151,569,850	$15,157	$407,499	(36,477,246)	$(336,761)

	Accumulated
	Other
	Comprehensive	Retained
	Income (Loss)	Earnings

Balance, January 29, 2005	$0	$524,624
Unrealized losses, net of income taxes of $3	(3)
Net income		99,391
Balance, January 28, 2006	(3)	624,015
Unrealized gains, net of income taxes of $(3)	4
Net income		108,923
Balance, February 3, 2007	1	732,938
Cumulative effect of adoption of FIN No. 48		(4,998)
Unrealized gains, net of income taxes of $(14)	21
Net loss		(83,413)
Balance, February 2, 2008	$22	$644,527

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Operating activities
Net income/(loss)	$(83,413)	$108,923	$99,391
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of goodwill and trademarks	98,219	0	0
Depreciation and amortization	97,249	91,244	84,297
Deferred income taxes	(4,933)	20,719	(10,139)
Stock-based compensation	7,101	10,386	6,814
Excess tax benefits related to stock-based compensation	(613)	(5,119)	3,617
Net loss/(gain) from disposition of capital assets	2,147	1,618	(725)
Net gain from securitization activities	(6,445)	(1,012)	(3,212)
Write-down of capital assets	11,325	0	0
Extraordinary item, net of income taxes	(912)	0	0
Changes in operating assets and liabilities:
Accounts receivable, net	(169)	5,237	(31,315)
Merchandise inventories	37,906	(53,024)	(20,051)
Accounts payable	(38,076)	45,393	(6,952)
Deferred advertising	433	(1,116)	(7,797)
Prepayments and other	(947)	(54,390)	5,636
Income taxes payable	0	3,376	1,743
Accrued expenses and other	40,973	14,719	43,505
Purchase of credit card receivables portfolios	(230,975)	0	(56,582)
Securitization of credit card receivables portfolios	230,975	0	56,582
Net cash provided by operating activities	159,845	186,954	164,812

Investing activities
Investment in capital assets	(137,709)	(133,156)	(103,835)
Gross purchases of securities	(84,665)	(37,022)	(50,630)
Proceeds from sales of securities	22,335	62,185	18,849
Proceeds from sales of capital assets	0	0	3,432
Proceeds from eminent domain settlement, net of taxes	912	0	0
Acquisition of Crosstown Traders, Inc., net of cash acquired	0	0	(256,717)
Securitization of Crosstown Traders, Inc. apparel-related receivables	0	0	50,000
Increase in other assets	(11,502)	(14,399)	(5,264)
Net cash used by investing activities	(210,629)	(122,392)	(344,165)

Financing activities
Proceeds from short-term borrowings	51,180	149,377	382,573
Repayments of short-term borrowings	(51,180)	(199,377)	(332,573)
Proceeds from issuance of senior convertible notes	275,000	0	0
Proceeds from long-term borrowings	1,316	0	0
Repayments of long-term borrowings	(11,814)	(14,733)	(22,212)
Payments of deferred financing costs	(7,640)	0	(1,417)
Excess tax benefits related to stock-based compensation	613	5,119	0
Purchase of hedge on senior convertible notes	(90,475)	0	0
Sale of common stock warrants	53,955	0	0
Purchases of treasury stock	(252,625)
Proceeds from issuance of common stock	458	8,758	10,065
Net cash provided/(used) by financing activities	(31,212)	(50,856)	36,436

Increase/(decrease) in cash and cash equivalents	(81,996)	13,706	(142,917)
Cash and cash equivalents, beginning of year	143,838	130,132	273,049
Cash and cash equivalents, end of year	$61,842	$143,838	$130,132

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(Continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Non-cash financing and investing activities
Common stock issued on conversion of debentures	$149,564	$0	$0
Equipment acquired through capital leases	$8,047	$0	$3,892

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We operate retail specialty stores located throughout the continental United States and related websites that merchandise plus-size, misses, and junior sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices.  Effective with the acquisition of Crosstown Traders, Inc. (“Crosstown Traders”) on June 2, 2005 (see“NOTE 2.  ACQUISITION OF CROSSTOWN TRADERS, INC.” below) we also conduct a direct marketing operation that merchandises women’s apparel, footwear, accessories, and specialty gifts throughout the continental United States through multiple catalogs and related websites.

Principles of Consolidation

The consolidated financial statements include the accounts of Charming Shoppes, Inc. and our wholly-owned and majority-owned subsidiaries.  The consolidated financial statements include the results of operations of Crosstown Traders from June 2, 2005, the date of acquisition.  All inter-company accounts and transactions have been eliminated.  We have a 52 – 53 week fiscal year ending on the Saturday nearest to January 31.  The fiscal year ended February 3, 2007 consisted of 53 weeks.  As used herein, the terms “Fiscal 2008,” “Fiscal 2007,” and “Fiscal 2006” refer to our fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively.  The term “Fiscal 2009” refers to our fiscal year which will end on January 31, 2009 and the term “Fiscal 2010” refers to our fiscal year which will end on January 30, 2010.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc., and, where applicable, our consolidated subsidiaries.

Business Segments and Related Disclosures

We operate in two segments, Retail Stores and Direct-to-Consumer, which is consistent with the way our chief operating decision-makers review our results of operations.  The retail store and store-related E-commerce operations under our LANE BRYANT, FASHION BUG, CATHERINES PLUS SIZES, and PETITE SOPHISTICATE brands are aggregated into the Retail Stores segment.  The Direct-to-Consumer segment includes catalog and catalog-related E-commerce operations under our Crosstown Traders brands.  Our foreign sourcing operations do not constitute a material geographic segment.  See “NOTE 19.  SEGMENT REPORTING” below for further information regarding our operations by business segment.

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing.  There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2008 to February 2, 2008 that would have a material effect on our financial position or results of operations.

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

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Reclassifications

Certain prior-year amounts for income tax liabilities in the consolidated balance sheet as of February 3, 2007 and for securitization activities in the consolidated statements of cash flows for the fiscal years ended February 3, 2007 and January 28, 2006 have been reclassified to conform to the current-year presentation.

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

Short-term available-for-sale securities include investments with an original maturity of greater than three months and a remaining maturity of less than one year.  Long-term available-for-sale securities include investments that have an original maturity of greater than one year but are available on an as-needed basis to support our working capital needs.

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

Inventories

We value merchandise inventories for our Retail Stores and Direct-to-Consumer segments at the lower of cost or market using the retail inventory method (average cost basis).  Under the retail inventory method the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns currently taken and shrinkage on the retail value of inventories.  In addition to markdowns that have been taken (i.e., selling price permanently reduced on the selling floor) we accrue an estimate for markdowns not yet recorded that we believe will be necessary to sell end-of-season inventory on hand at the end of the period.  We purchase inventory and track inventory quantities on hand by season in order to determine aged inventory.  We liquidate aged seasonal inventory through markdowns or sale to liquidators.  We account for store inventory shrinkage based on periodic physical inventories on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates.  We determine interim shrinkage estimates on a store-by-store basis, based on our most recent physical inventory results.  We account for distribution and fulfillment center inventory shrinkage based on cycle counts on a center-by-center basis.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

In accordance with FASB Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” we record cash consideration received from vendors as a reduction of inventory and recognize it in cost of goods sold as inventory is sold.  We deferred cash received from vendors of $7,286,000 as of February 2, 2008 and $8,767,000 as of February 3, 2007 into inventory in accordance with EITF Issue 02-16.  We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an Amendment of Accounting Research Bulletin No. 43, Chapter 4,” as of the beginning of Fiscal 2007.  In accordance with SFAS No. 151 we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs as current-period expenses rather than capitalizing them into inventory.  Our adoption of SFAS No. 151 did not have a material effect on our financial condition or results of operations.

Deferred and Non-Deferred Advertising Costs

With the exception of direct-response advertising, we expense advertising costs as incurred.  In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs,” we capitalize all direct costs incurred in the development, production, and circulation of our direct-mail catalogs until the related catalog is mailed.  These capitalized costs are amortized as a component of cost of goods sold, buying, catalog, and occupancy expenses over the expected sales realization cycle of the catalog, which is generally within one to six months.

Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based primarily on our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors, as well as on other possible factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.

Advertising costs charged to expense as incurred were $104,170,000 in Fiscal 2008, $81,028,000 in Fiscal 2007, and $75,387,000 in Fiscal 2006.  Deferred catalog advertising costs amortized to expense were $141,283,000 in Fiscal 2008, $125,678,000 in Fiscal 2007 and $82,384,000 in Fiscal 2006 (from the date of acquisition of Crosstown Traders on June 2, 2005).  Deferred catalog advertising costs were $21,274,000 as of February 2, 2008 and $21,707,000 as of February 3, 2007.

Property and Depreciation

For financial reporting purposes, we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets.  We amortize leasehold improvements over the shorter of their useful lives or the related lease term as determined under our operating lease accounting policy (see “Lease Accounting” below).  We use accelerated depreciation methods for income tax reporting purposes.  Depreciation and amortization of property, equipment (including equipment acquired under capital leases), and leasehold improvements was $90,876,000 in Fiscal 2008, $84,750,000 in Fiscal 2007, and $77,876,000 in Fiscal 2006.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and future estimated results when evaluating an asset for potential impairment, and we compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.

Lease Accounting

We lease substantially all of our store properties as well as certain of our other facilities and account for our leases in accordance with SFAS No. 13, "Accounting for Leases."  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

For leases that contain rent escalations, the lease term for recognition of straight-line rent expense commences on the date we take possession of the leased property for construction purposes, which for stores is generally two months prior to a store opening date.  Similarly, landlord incentives or allowances under operating leases (tenant improvement allowances) are recorded as a deferred rent liability.  The deferred rent liability is amortized as a reduction of rent expense on a straight-line basis over the lease term, commencing on the date we take possession of the leased property for construction purposes.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  We own trademarks, tradenames, Internet domain names, customer lists, customer relationships, and a covenant not to compete that we obtained in connection with our acquisitions of LANE BRYANT and Crosstown Traders.  The values of these intangible assets were determined by an independent appraisal using an after-tax discounted cash flow method, based on the estimated future benefits to be received from the assets.  We allocated the excess of the cost of the acquisitions over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill.  In accordance with the provisions of SFAS No. 142, we are not amortizing the goodwill.

The LANE BRYANT and Crosstown Traders trademarks, tradenames, and Internet domain names are well-recognized in their respective markets.  We expect to renew and protect these trademarks, tradenames, and Internet domain names indefinitely.  Therefore, we are not amortizing the appraised value of the trademarks, tradenames, and Internet domain names.  We periodically review the trademarks, tradenames, and Internet domain names for indicators of a limited useful life.  We are amortizing the customer lists, customer relationships, and covenant not to compete on a straight-line basis over their estimated useful lives of four to five years.

During Fiscal 2007 we acquired the PETITE SOPHISTICATE and Casual Corner trademarks, tradenames, and internet domain names from third parties.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

In accordance with the provisions of SFAS No. 142, we are required to evaluate goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if there is an indication of possible impairment.  During the fourth quarter of Fiscal 2008 we performed our annual impairment review and determined that the carrying value of our Crosstown Traders goodwill and certain Crosstown Traders trademarks (which are included in our Direct-to-Consumer segment) exceeded the implied or estimated fair values of those assets.  Accordingly, we recognized impairment charges of $86,826,000 related to the Crosstown Traders goodwill and $11,393,000 related to the Crosstown Traders trademarks during Fiscal 2008.  During the fourth quarters of Fiscal 2007 and Fiscal 2006 we conducted annual evaluations of our goodwill and other indefinite-lived intangible assets and determined that there was no impairment of these assets.

In accordance with the provisions of SFAS No. 142, we assigned the values of the goodwill and other indefinite-lived intangible assets recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, and Crosstown Traders to the respective reporting units within our reportable business segments.  The calculation of the estimated fair value of our reporting units for the purpose of evaluating goodwill for impairment and the fair values of other intangible assets required estimates, assumptions, and judgments.  The results of our evaluations might have been materially different if different estimates, assumptions, and judgments had been used.  Information on goodwill by business segment is included in “NOTE 6 GOODWILL AND INTANGIBLE ASSETS” below.

Asset Securitization

We account for our asset securitization facilities in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Asset securitization primarily involves the sale of proprietary credit card receivables to a separate and distinct special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheets and the receivables transferred to the QSPE are isolated for purposes of the securitization program.  The QSPE issues asset-backed certificates that represent undivided interests in those credit card receivables transferred into the QSPE.  These certificates are sold to investors and we retain any undivided interests that remain unsold.  We include these remaining undivided interests and any other retained interests in “Investment in asset-backed securities” in our accompanying consolidated balance sheets.  The carrying value of these retained interests approximates their fair value.

We adopted SFAS No. 156, “Accounting and Servicing of Financial Assets – an amendment of FASB Statement No. 140,” prospectively as of the beginning of Fiscal 2008.  Accordingly, we initially measure servicing assets and liabilities recognized in connection with our asset securitizations at fair value.  Subsequent to initial recognition of the servicing assets or liabilities, we amortize the servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or loss and assess the assets or liabilities for impairment or increased obligation based on fair value at each reporting date.  Adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims.  Our insurance liabilities are a component of “Accrued expenses” in our consolidated balance sheets and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.  In estimating our self-insurance liabilities we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data.  Loss estimates are adjusted based upon actual claim settlements and reported claims.  Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions.  We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Senior Convertible Notes

We accounted for the issuance of our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see “NOTE 8. LONG-TERM DEBT” below). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entity’s own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met. Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of February 2, 2008.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  In addition, we sold warrants to affiliates of certain of the initial purchasers.  We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our condensed consolidated balance sheet as of February 2, 2008.

We will monitor the 1.125% Notes, call options, and warrants on a quarterly basis for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to qualify under the provisions of EITF Issue 00-19 or paragraph 11(a) of SFAS No. 133 we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
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

We sell gift cards to our Retail Stores segment customers through our stores, retail-store-related websites, and through third parties.  We recognize revenue from gift cards when the gift card is redeemed by the customer.  Our gift cards do not contain expiration dates or inactivity fees.  We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns.

Loyalty Card Programs

We offer our customers various loyalty card programs (see “NOTE 12.  CUSTOMER LOYALTY CARD PROGRAMS” below).  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Certain loyalty card customers earn points for purchases which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs. Costs we incur in connection with administering these programs are recognized in cost of goods sold as incurred.

Cost of Goods Sold, Buying, Catalog, and Occupancy Expenses

Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our catalog and E-commerce businesses.  We capitalize net merchandise costs and freight as inventory costs.  Cost of goods sold also includes costs incurred in connection with our customer loyalty card programs (see “Revenue Recognition” above).  Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and warehouses.  Catalog expenses include the costs of producing and distributing our merchandise catalogs (see “Deferred and Non-Deferred Advertising Costs” above).  Occupancy expenses include rent; real estate taxes; insurance; common area maintenance; utilities; maintenance; and depreciation for our stores, warehouse and fulfillment center facilities, and equipment.  Buying, catalog, and occupancy expenses are treated as period costs and are not capitalized as part of inventory.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Stock-based Compensation

Through Fiscal 2006 we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  We recorded compensation expense for restricted stock and restricted stock unit awards and for stock options with an exercise price less than the market price of our common stock at the date of grant, based on the difference between the market price and the exercise price of the stock-based award at the date of grant.  The compensation expense was recognized on a straight-line basis over the vesting period of each award or option.  We did not recognize compensation expense for options having an exercise price equal to the market price on the date of grant or for shares purchased under our Employee Stock Purchase Plan.

We disclosed as pro forma information compensation expense for all stock options, restricted stock awards, and restricted stock unit awards based on an estimated fair value of the option or award.  In accordance with SFAS No. 123, we used the Black-Scholes pricing model to estimate the fair value of stock options.  The Black-Scholes model required estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described below.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123.  Under SFAS No. 123R we are required to recognize the fair value of stock-based payments as compensation expense in our financial statements beginning in Fiscal 2007.  Pro forma disclosures are no longer permitted.

We elected to adopt SFAS No. 123R on the modified prospective method; accordingly, prior periods have not been restated.  Stock-based compensation cost recognized in Fiscal 2008 and Fiscal 2007 includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The impact of the change from using actual forfeitures to determine compensation expense under the intrinsic value method to using estimated forfeitures in accordance with the provisions of SFAS No. 123R was immaterial.

Current grants of stock-based compensation consist primarily of restricted stock and restricted stock unit awards.  Under SFAS No. 123R we continue to use the Black-Scholes valuation model to estimate the fair value of stock options, using assumptions consistent with our pro forma disclosures under SFAS No. 123, and straight-line amortization of stock-based compensation.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.  We elected to calculate the initial pool of excess tax benefits related to stock-based compensation and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of paragraph 81 of SFAS No. 123R.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The application of SFAS No. 123R generally results in the recognition of additional stock-based compensation in the financial statements as compared to use of the intrinsic value method.  However, beginning in Fiscal 2005 we changed the composition of our stock-based compensation awards to include primarily restricted stock and restricted stock unit awards, which generally yield the same compensation expense under both the intrinsic value method and SFAS No. 123R.  In addition, we did not have significant unvested stock options as of the beginning of Fiscal 2007.  Accordingly, the adoption of SFAS No. 123R did not have a material incremental impact on our income before taxes and net income or our basic and diluted net income per share.

Total stock-based compensation recognized in our results of operations was $7,101,000 for Fiscal 2008, $10,386,000 for Fiscal 2007, and $6,814,000 for Fiscal 2006.  Total stock-based compensation not yet recognized, related to the non-vested portion of stock options and awards outstanding, was $14,387,000 as of February 2, 2008.  The weighted-average period over which we expect to recognize this compensation is approximately 4 years.

To determine stock-based compensation for stock options under SFAS No. 123R and SFAS No. 123 (for Fiscal 2006 pro forma disclosures) we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model.  In applying the Black-Scholes model we used a range of estimated stock price volatilities of 27.4 to 69.2; a dividend yield of 0.0%; expected lives of 3 months for the Employee Stock Purchase Plan and 5 to 7 years for stock options; and risk-free interest rates of 2.1% to 5.1% for the Employee Stock Purchase Plan and 2.8% to 5.1% for stock options.

Under the provisions of SFAS No. 123R we are required to present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows instead of as cash flows from operating activities as previously required.  In accordance with the provisions of SFAS No. 123R we continue to reflect write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes as cash flows used by operating activities.  Net cash used by financing activities includes excess tax benefits related to stock-based compensation of $613,000 for Fiscal 2008 and $5,119,000 for Fiscal 2007 that would have been classified as a cash inflow in net cash provided by operating activities if we had not adopted the provisions of SFAS No. 123R.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The following table reconciles net income and net income per share as reported, using the intrinsic value method under APB No. 25, to pro forma net income and pro forma net income per share using the fair value method under SFAS No. 123:

Year Ended
January 28,
(In thousands, except per share amounts)	2006

Net income as reported	$99,391
Add stock-based employee compensation as reported, using intrinsic value method,
net of income taxes	4,429
Less stock-based employee compensation, using fair-value method, net of income taxes	(5,307)
Pro forma net income	$98,513

Basic net income per share:
As reported	$.83
Pro forma	.82
Diluted net income per share:
As reported	.76
Pro forma	.75

Costs Associated With Exit or Disposal Activities

We recognize liabilities for costs associated with exit or disposal activities when the liabilities are incurred and value the liabilities at fair value in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  One-time benefit payments are recognized as employees render service over future periods if the benefit arrangement requires employees to render future service beyond a minimum retention period.  We account for severance payments that are offered in accordance with an on-going benefit arrangement and that are attributable to employees’ services already rendered in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

Income Taxes

We use the liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.”

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” effective as of the beginning of Fiscal 2008.  In accordance with FIN No. 48 we recognize a tax benefit for a tax position that is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  We measure the recognized benefit as the largest amount that is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis.  We record interest and penalties related to unrecognized tax benefits in income tax expense.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

For tax positions that initially fail to qualify for recognition, we recognize a benefit in the first interim period in which the position meets the FIN No. 48 recognition standard or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  We subsequently de-recognize a previously recognized tax benefit if we subsequently determine that the tax position no longer meets the more-likely-than-not threshold of being sustained.

In accordance with FIN No. 48 we recognized a cumulative-effect adjustment as of the beginning of Fiscal 2008 of $4,998,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

We adopted the provisions of FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” effective with our adoption of FIN No. 48.  Accordingly, we consider a tax position to be “effectively settled” upon completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled we recognize the full amount of the tax benefit, even if (1) the tax position is not considered more-likely-than-not to be sustained solely on the basis of its technical merits, and (2) the statute of limitations remains open.  The adoption of FSP FIN 48-1 did not have a material effect on our financial position or results of operations.

On October 22, 2004 the President of the United States of America signed into law H.R. 4250, “The American Jobs Creation Act of 2004” (the “Act”).  The Act includes among its provisions certain tax benefits related to the repatriation to the United States of profits from a company’s international operations provided that certain criteria are met, including the implementation of a qualifying reinvestment plan for the repatriated earnings.  The Act permitted the repatriation of profits from international operations at a tax rate not to exceed 5.25% for approximately a one-year period, subject to certain limitations.  During Fiscal 2006, based on a formal reinvestment plan approved by our Board of Directors, we repatriated $44,000,000 of profits from our international operations, which resulted in $2,667,000 of United States income taxes, $1,135,000 of applicable foreign tax credits, and net taxes of $1,532,000.  Prior to and subsequent to Fiscal 2006 we have permanently reinvested undistributed profits from our international operations and therefore have not provided for incremental United States income taxes on such undistributed profits.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year.  Common shares that we hold as treasury stock are excluded from the computation of net income (loss) per share.  Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding.  Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method.  Common share equivalents also include the effect of assumed conversion of our convertible debt, using the “if-converted” method, when the effect of such assumed conversion is dilutive.  Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

Comprehensive Income

The consolidated statements of operations and comprehensive income include transactions from non-owner sources that affect stockholders’ equity.  Unrealized gains and losses recognized in comprehensive income are reclassified to net income upon their realization.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

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

Extraordinary Item

We recognized the proceeds from eminent domain proceedings as a gain in accordance with the provisions of FIN No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets” and have classified the gain as an extraordinary item in accordance with the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Impact of Recent Accounting Pronouncements

In September 2006 the FASB ratified the consensus of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.”  EITF Issue No. 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and an employee.  EITF Issue No. 06-4 requires employers to recognize a liability for future benefits payable to the employee under such agreements.  The effect of applying the provisions of Issue No. 06-4 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.  The provisions of EITF Issue No. 06-4 will be effective as of the beginning of Fiscal 2009 with earlier application permitted.  We are currently analyzing the impact of adoption of EITF Issue No. 06-4, and have not yet determined the impact of adoption, if any, on our consolidated financial position or results of operations.

In September 2006 the FASB ratified the consensus of EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4.”  EITF Issue No. 06-5 addresses the determination of the amount that could be realized under a life insurance contract in accordance with Technical Bulletin 85-4.  EITF Issue No. 06-5 requires a policyholder to consider any additional amounts included in the contractual terms of the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate-by-certificate in a group policy).  Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract.  The effect of applying the provisions of Issue No. 06-5 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.  We adopted the provisions of Issue No. 06-5 prospectively as of the beginning of Fiscal 2008.  Adoption of EITF Issue No. 06-5 did not have a material impact on our consolidated financial statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides a single definition of fair value along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy which places the highest priority on the use of quoted prices in active markets to determine fair value.  It also requires, among other things, that entities are to include their own credit standing when measuring their liabilities at fair value.

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

In February 2008 the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13.”  The FSP amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and certain related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The scope exception of FSP FAS 157-1 does not apply to assets acquired or liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141(R) (see below), regardless of whether those assets and liabilities are related to leases.  The scope exception also does not apply to fair value measurements required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,” or FASB Interpretation No. 21, “Accounting for Leases in a Business Combination.”  FSP FAS 157-1 is effective on the initial adoption of SFAS No. 157.

In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not currently recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2009.  For assets included within the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2010.  We are evaluating the impact that adoption of SFAS No. 157 would have on our financial position or results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value.  The intent of SFAS No. 159 is to reduce volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without the need for applying hedge accounting.  Entities that elect the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety.  Election of the fair value option is irrevocable unless a new election date occurs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

We will be required to adopt the provisions of SFAS No. 159 prospectively effective as of the beginning of Fiscal 2009.  We do not expect that our adoption of SFAS No. 159 will have a material effect on our financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  As compared to SFAS No. 141 and ARB No. 51, these statements change the accounting for business combinations and noncontrolling interests in subsidiaries by requiring:

•	The measurement of additional assets acquired and liabilities assumed at fair value as of the acquisition date;

•	Re-measurement of liabilities related to contingent consideration at fair value in periods subsequent to acquisition;

•	The expensing in pre-acquisition periods of acquisition-related costs incurred by the acquirer; and

•	The initial measurement of non-controlling interests in subsidiaries at fair value and classification of the interest as a separate component of equity.

We will be required to adopt the provisions of SFAS No. 141(R) and SFAS No. 160 prospectively effective as of the beginning of Fiscal 2010.

In February 2008 the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP FAS 140-3 addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same.  The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  However, if certain criteria specified in FSP FAS 140-3 are met, the initial transfer and repurchase financing may be evaluated separately under SFAS No. 140.

The provisions of FSP FAS No. 140-3 would be effective prospectively as of the beginning of Fiscal 2010.  We do not expect that the adoption of FSP FAS No. 140-3 would have a material effect on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 2.  ACQUISITION OF CROSSTOWN TRADERS, INC.

On June 2, 2005 we acquired 100% of the outstanding stock of Crosstown Traders, Inc. ("Crosstown Traders"), a direct marketer of women’s apparel, footwear, accessories, and specialty gifts, from JPMorgan Partners, the private equity arm of J.P. Morgan Chase & Co.

Under the terms of the acquisition agreement we paid $218,015,000 in cash for Crosstown Traders and assumed Crosstown Traders’ debt of $40,728,000.  We also incurred direct costs related to the acquisition (primarily advisory, legal, and statutory fees) of approximately $3,789,000.  Subsequent to the acquisition we securitized Crosstown Traders’ apparel-related accounts receivable under a new conduit funding facility established specifically for funding the Crosstown Traders receivables.  The majority of the proceeds of approximately $50,000,000 from the securitization were used to retire Crosstown Traders’ debt.  We financed the acquisition with $102,200,000 of our existing cash and cash equivalents (net of cash acquired of $5,815,000) and $110,000,000 of borrowings under a revolving credit facility.

We accounted for the acquisition under the purchase method of accounting and included the results of operations of Crosstown Traders in our results of operations from the date of acquisition.  We recorded assets acquired and liabilities assumed at their estimated fair values.  In accordance with the provisions of SFAS No. 141, “Business Combinations,” we recognized certain acquired intangible assets (primarily trademarks, tradenames, internet domain names, and customer relationships) separately from goodwill.  The fair values of acquired intangible assets, property, and equipment were based on an independent appraisal.  Other assets acquired and liabilities assumed were recorded at their estimated fair values.  During Fiscal 2007 we increased the fair value of liabilities assumed by $1,100,000 for customer refunds related to the pre-acquisition period.  We allocated the excess of the cost of the acquisition over the estimated fair value of the identifiable net assets acquired to goodwill, which is not deductible for tax purposes.

As of the end of Fiscal 2007 we finalized the purchase price with JPMorgan Partners and, as a result, reduced the purchase price and related goodwill by $1,750,000.  In addition, we finalized the purchase price allocation, which resulted in a decrease in the deferred tax effect of the acquisition and a corresponding decrease in goodwill. The final purchase price allocation for the identifiable tangible and intangible assets and liabilities of Crosstown Traders is as follows:

Purchase
Price
(In thousands)	Allocation

Fair value of assets acquired	$177,579
Fair value of liabilities assumed	(59,785)
Intangible assets subject to amortization	13,100
Intangible assets not subject to amortization (trademarks and tradenames)	70,000
Deferred tax effect of acquisition	(26,816)
Goodwill	86,704
Total purchase price	$260,782

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Concurrent with our acquisition of Crosstown Traders we began preparing a formal integration plan (the “Plan”) for Crosstown Traders’ operations that included exiting and consolidating certain activities of Crosstown Traders, lease terminations, severance, unfavorable contract costs, and certain other exit costs.  As of January 28, 2006 we finalized the Plan and recorded a liability for the costs of the Plan, which we recorded as a component of the purchase price of the acquisition in accordance with EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  Liabilities recorded in connection with the Plan (which we recorded as adjustments to goodwill and deferred income taxes) and adjustments, payments, or settlements of these liabilities for Fiscal 2007 and Fiscal 2008 were as follows:

	Beginning		Payments/	Ending
(In thousands)	Balance	Adjustments	Settlements	Balance

Fiscal 2008
Lease termination and related costs	$1,820	$(746)	$(1,074)	$0
Other costs	239	(153)	(86)	0
Total	$2,059	$(899)	$(1,160)	$0

Fiscal 2007
Severance and related costs	$4,380	$(728)	$(3,652)	$0
Lease termination and related costs	2,180	564	(924)	1,820
Unfavorable contract costs	900	(900)	0	0
Other costs	1,154	(62)	(853)	239
Total	$8,614	$(1,126)	$(5,429)	$2,059

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

During Fiscal 2007 we finalized the lease termination and related costs and adjusted severance and related costs for employees who left voluntarily and opted to forego their severance.  As a result of our decision to utilize the remaining term of the acquired unfavorable contract, the unfavorable contract costs accrual was reduced.  During Fiscal 2008 we reached an agreement with the landlord to terminate the lease on Crosstown Traders’ manufacturing facility for approximately $570,000 and paid or settled the remaining liabilities in connection with the integration plan.  Accordingly, we adjusted the severance and related costs, lease termination and related costs, unfavorable contract costs, and other costs accruals, deferred income taxes, and goodwill.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Unaudited pro forma results of operations for Fiscal 2006 are as follows:

Year Ended
January 28,
(In thousands, except per share amounts)	2006

Net sales	$2,897,904
Net income	98,317

Net income per share:
Basic	$.82
Diluted	.75

The unaudited pro forma information is based on historical data and gives effect to our acquisition of Crosstown Traders as if the acquisition had occurred on January 31, 2004.  The pro forma information includes adjustments having a continuing impact on our consolidated results of operations as a result of using the purchase method of accounting for the acquisition and has been prepared based on our purchase price allocations, using assumptions that our management believes are reasonable.  It is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred as of January 31, 2004 and is not necessarily indicative of the results that may be achieved in the future.  The unaudited pro forma information does not reflect adjustments for the effect of non-recurring items or for operating synergies that we may realize as a result of the acquisition.

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

		Estimated
(In thousands)	Cost	Fair Value

February 2, 2008
U.S. Treasury Bills	$12,929	$12,964
Other	400	400
	$13,329	$13,364
February 3, 2007
U.S. Treasury Bills	$1,497	$1,497
Other	500	500
	$1,997	$1,997

During Fiscal 2008, Fiscal 2007 and Fiscal 2006 there were no realized gains or losses on available-for-sale securities.  The contractual maturities of available-for-sale securities at February 2, 2008 were one year or less.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

(In thousands)	2008	2007

Due from customers	$39,797	$38,449
Allowance for doubtful accounts	(6,262)	(5,083)
Net accounts receivable	$33,535	$33,366

Details of the allowance for doubtful accounts are as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Beginning balance	$(5,083)	$(6,588)	$0 (1)
Provision for doubtful accounts	(6,327)	(4,924)	(5,661)
Collections of accounts previously written off	(994)	(1,274)	(1,030)
Accounts written off	6,142	7,703	103
Ending balance	$(6,262)	$(5,083)	$(6,588)
____________________
(1) Balance as of June 2, 2005 (date of acquisition).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

	Lives
(Dollars in thousands)	(Years)	2008	2007

Land		$5,829	$5,829
Buildings and improvements	10 to 40	79,805	74,125
Store fixtures	5 to 10	185,934	162,879
Equipment	3 to 10	276,381	232,095
Equipment acquired under capital leases	7	57,215	71,909
Leasehold improvements	10(1)	500,324	433,439
Construction in progress	–	12,071	16,154
Total at cost		1,117,559	996,430
Less:Accumulated depreciation and amortization		622,832	528,912
Accumulated amortization of capital lease assets		35,578	45,072
Total accumulated depreciation and amortization		658,410	573,984
Net property, equipment, and leasehold improvements		$459,149	$422,446
____________________
(1) Or the life of the lease, if shorter.

NOTE 6.  INTANGIBLE ASSETS AND GOODWILL

Our intangible assets are as follows:

	Life
(Dollars in thousands)	(Years)	2008	2007

Trademarks, tradenames, and Internet domain names		$230,595	$241,850
Customer lists, customer relationships,
and covenant not to compete	4 to 5	16,400	16,400
Total at cost		246,995	258,250
Less:accumulated amortization of customer lists,
customer relationships, and covenant not to compete		12,036	8,760
Net trademarks and other intangible assets		$234,959	$249,490

Total amortization of other intangible assets was $3,276,000 in Fiscal 2008, $3,634,000 in Fiscal 2007, and $2,844,000 in Fiscal 2006.  Estimated amortization of intangible assets for the next five fiscal years is: Fiscal 2009 – $3,275,000; Fiscal 2010 – $1,089,000; thereafter – $0.

During Fiscal 2008 we recognized impairment charges of $11,393,000 related to our Crosstown Traders trademarks (see “NOTE 13.  IMPAIRMENT OF GOODWILL AND TRADEMARKS” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Our goodwill by reportable business segment is as follows:

	February 2,	February 3,
(In thousands)	2008	2007

Retail Stores:
LANE BRYANT	$23,436	$23,436
CATHERINES	43,230	43,230

Direct-to-Consumer:
Crosstown Traders	0	86,704
	$66,666	$153,370

During Fiscal 2008 we recognized impairment charges of $86,826,000 related to the Crosstown Traders goodwill (see “NOTE 13.  IMPAIRMENT OF GOODWILL AND TRADEMARKS” below).

NOTE 7.  INCOME TAXES

Income/(loss) before income taxes:

(In thousands)	2008	2007	2006

Domestic	$(95,947)	$154,025	$144,753
Foreign	15,239	12,098	7,648
	$(80,708)	$166,123	$152,401

Income tax provision:

(In thousands)	2008	2007	2006

Current:
Federal	$(1,028)	$38,066	$50,097
State	5,101	5,007	4,255
Foreign	2,092	1,649	892
	6,165	44,722	55,244
Deferred:
Federal	(3,321)	12,815	(547)
State	773	(337)	(1,687)
	(2,548)	12,478	(2,234)
	$3,617	$57,200	$53,010

We made income tax payments of $21,332,000 during Fiscal 2008, $78,138,000 during Fiscal 2007, and $45,354,000 during Fiscal 2006.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Reconciliation of the statutory Federal income tax rate to the effective tax rate:

	2008	2007	2006

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal income tax	(6.5)	2.8	1.2
Foreign income	4.0	(1.5)	(1.2)
Employee benefits	1.3	(0.3)	(0.6)
Impairment of goodwill	(37.7)	–	–
Charitable contributions	1.2	(0.3)	(0.3)
Other, net	(1.8)	(1.1)	0.7
Effective tax rate	(4.5)%	34.4%	34.8%

Components of deferred tax assets and liabilities:

	Net Current	Net Long-Term
	Assets	Assets
(In thousands)	(Liabilities)	(Liabilities)

February 2, 2008
Property, equipment, and leasehold improvements		$(14,166)
Accounts receivable	$(6,098)
Tax credit and loss carry-forwards	14,399
Prepaid and accrued expenses	(8,840)
Inventory	4,060
Deferred compensation		18,026
Goodwill and intangible assets		(56,785)
Investments		(908)
Deferred rent		6,752
Credit card late fees		(17,436)
Other	4,010	9,117
	$7,531	$(55,400)

February 3, 2007
Property, equipment, and leasehold improvements		$(11,064)
Accounts receivable	$(4,409)
Tax credit and loss carryforwards	9,303
Prepaid and accrued expenses	(6,367)
Inventory	2,983
Deferred compensation		17,548
Goodwill and intangible assets		(60,187)
Investments		(556)
Deferred rent		12,611
Credit card late fees		(15,428)
Other	2,959	(264)
	$4,469	$(57,340)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

We have state tax losses that are generally fully offset by a valuation allowance as such losses are not more than likely to be realized in the future.

We received approval from the U. S. Internal Revenue Service during Fiscal 2006 to change our tax accounting method for credit card late fees and, as such, have recorded deferred tax liabilities and related tax credit carry-forwards.  Deferred taxes related to prepaid and accrued expenses were affected by an adjustment to prepaid rent resulting from the additional week included in Fiscal 2007, which was a 53-week fiscal year.  A substantial portion of the “Other” net long-term assets for Fiscal 2008 represents deferred tax assets related to the adoption of FIN No. 48.

We adopted the provisions of FIN No. 48 effective as of February 4, 2007.  In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $4,998,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

Reconciliation of the change in our liability for unrecognized tax benefits for Fiscal 2008:

Year Ended
February 2,
(In thousands, except per share amounts)	2008

Gross unrecognized tax benefits as of February 4, 2007	$22,474
Additions for tax positions related to prior years	4,271
Additions for tax positions related to Fiscal 2008	492
Reductions resulting from lapse of applicable statute of limitations	(463)
Reductions for tax positions related to prior years	(82)
Settlements	(27)
Gross unrecognized tax benefits as of February 2, 2008	$26,665

The portion of the liability for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income was $15,534,000 as of February 4, 2007 and $18,587,000 as of February 2, 2008.

Reconciliation of accrued interest and penalties for Fiscal 2008:

Year Ended
February 2,
(In thousands, except per share amounts)	2008

Accrued interest and penalties as of February 4, 2007	$7,412
Interest and penalties recognized during Fiscal 2008	2,401
Accrued interest and penalties as of February 2, 2008	$9,813

As of February 2, 2008 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $682,000 due to resolutions of audits or expirations of statutes of limitations related to U.S. Federal and state tax positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Our U.S. Federal income tax returns for Fiscal 2005 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”).  The IRS is not currently examining any of our tax returns.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2004 and beyond, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2004 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1999.

On October 22, 2004 the President of the United States of America signed into law H.R. 4250, “The American Jobs Creation Act of 2004” (the “Act”).  The Act included among its provisions certain tax benefits related to the repatriation to the United States of profits from a company’s international operations provided that certain criteria are met, including the implementation of a qualifying reinvestment plan for the repatriated earnings.  The Act permitted the repatriation of profits at a tax rate not to exceed 5.25% for approximately a one-year period, subject to certain limitations.  During Fiscal 2006, based on a formal reinvestment plan approved by our Board of Directors, we repatriated $44,000,000 of profits from our international operations, which resulted in $2,667,000 of United States income taxes, $1,135,000 of applicable foreign tax credits, and net taxes of $1,532,000.

NOTE 8.  LONG-TERM DEBT

(In thousands)	2008	2007

1.125% Senior Convertible Notes due May 2014	$275,000	$0
4.75% Senior Convertible Notes due June 2012(1)	0	149,999
Capital lease obligations	13,698	12,853
6.07% mortgage note, due October 2014	11,078	11,696
6.53% mortgage note, due November 2012	6,650	8,050
7.77% mortgage note due December 2011	7,897	8,496
Other long-term debt	673	917
Total long-term debt	314,996	192,011
Less current portion	8,827	10,887
	$306,169	$181,124
____________________
(1) On April 30, 2007 we called these notes for redemption on June 4, 2007 (see below).

On April 30, 2007 we issued $250,000,000 in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  On May 11, 2007 the initial purchasers of the 1.125% Notes exercised their over-allotment option and purchased an additional $25,000,000 in aggregate principal amount of the notes.  The 1.125% Notes were issued at par plus accrued interest, if any, from April 30, 2007 and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014 unless earlier repurchased by us or converted.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $765,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the life of the notes (seven years).

Holders of the 1.125% Notes may convert their notes based on a conversion rate of 65.0233 shares of our common stock per $1,000 principal amount of notes (the equivalent of $15.379 per share), subject to adjustment upon certain events, only under the following circumstances as described in the Indenture for the 1.125% Notes (the “Indenture”): (i) during specified periods, if the price of our common stock reaches specified thresholds; (ii) if the trading price of the 1.125% Notes is below a specified threshold; (iii) at any time after November 15, 2013; or (iv) upon the occurrence of certain corporate transactions.

Upon conversion we intend to deliver an amount in cash equal to the lesser of the aggregate principal amount of notes to be converted or our total conversion obligation.  If our conversion obligation exceeds the aggregate principal amount of the 1.125% Notes we will deliver shares of our common stock in respect of the excess.  However, we have the option, subject to the approval of our Board of Directors, to elect to satisfy our conversion obligation entirely in shares of our common stock.  In connection with a “Fundamental Change” as defined in the Indenture, we also will deliver upon conversion of the notes additional shares of common stock as described in the Indenture.  In addition, if we undergo a Fundamental Change before maturity of the 1.125% Notes, we may be required to repurchase for cash all or a portion of the 1.125% Notes.  This repurchase would be priced at 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, including additional amounts, if any, up to but excluding the date of purchase.  As of February 2, 2008 none of the conditions allowing holders of the 1.125% Notes to convert had been met.

Under a registration rights agreement that we entered into with the initial purchasers of the 1.125% Notes, we agreed to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering re-sales of the 1.125% Notes and the shares of our common stock issuable on conversion of the notes.  On August 24, 2007 we filed with the SEC an automatic shelf registration statement covering re-sales of the 1.125% Notes and the shares issuable on conversion of the notes.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of February 2, 2008.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  The call options allow us to purchase up to 17,881,000 shares of our common stock at an initial strike price of $15.379 per share.  The call options expire on May 1, 2014 and must be net-share settled.  The cost of the call options was $90,475,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

In addition, we sold warrants to affiliates of certain of the initial purchasers that give them the option to purchase up to 18,775,000 shares of our common stock at an initial strike price of $21.607 per share.  The warrants expire on various dates from July 30, 2014 through December 18, 2014 and must be net-share settled.  We received $53,955,000 in cash proceeds from the sale of these warrants.

The call options are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price of the notes to $21.607 per share, representing a 73% conversion premium over the closing price of $12.49 per share for our common stock on April 30, 2007.

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both indexed to the entity’s own common stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met.

We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheet as of February 2, 2008.  We used a portion of the net proceeds from the 1.125% Notes to pay the $36,520,000 net cost of the call options and warrants.

In accordance with SFAS No. 128, “Earnings Per Share,” the 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because the principal amount of the 1.125% Notes will be settled in cash upon conversion.  Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $15.379 per share using the treasury stock method.  For the first $1.00 by which the price of our common stock exceeds $15.379 per share there would be dilution of approximately 1,093,000 shares.  Further increases in the share price would result in additional dilution at a declining rate, such that a price of $21.607 per share would result in cumulative dilution of approximately 5,156,000 shares.  Should the stock price exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants using the treasury stock method.  The 1.125% Notes and warrants would have a combined dilutive effect such that, for the first $1.00 by which the stock price exceeds $21.607 per share, there would be cumulative dilution of approximately 6,552,000 shares prior to conversion.  Further increases in the share price would result in additional dilution at a declining rate.

The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Upon conversion of the 1.125% Notes the call options will serve to neutralize the dilutive effect of the notes up to a stock price of $21.607 per share.  For the first $1.00 by which the stock price exceeds $21.607 per share the call options would reduce the cumulative dilution of approximately 6,552,000 shares in the example above to approximately 833,000 shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

On April 30, 2007 we called for the redemption on June 4, 2007 of our $149,999,000 outstanding aggregate principal amount of 4.75% Senior Convertible Notes, due June 2012 (the “4.75% Notes”).  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007, the holders of $149,956,000 principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15,145,556 shares of our common stock and the remaining notes were redeemed for $43,000.  In addition, we paid $392,000 in lieu of fractional shares.

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375,000,000, subject to certain limitations as defined in the facility agreement, and provides that up to $300,000,000 of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500,000,000.  The agreement expires on July 28, 2010.  As of February 2, 2008 we had an aggregate total of $2,106,000 of unamortized deferred debt acquisition costs related to the facility that are being amortized on a straight-line basis over the life of the amended facility agreement as interest expense.  As of February 2, 2008 no cash borrowings were outstanding, and $1,976,000 of documentary letters of credit and $11,486,000 of issued but undrawn standby letters of credit were outstanding under the credit facility.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  Under certain circumstances involving a decrease in “Excess Availability” (as defined in the facility agreement), we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement).  The facility is secured by our general assets, except for (i) assets related to our credit card securitization facilities, (ii) real property, (iii) equipment, (iv) the assets of our non-U.S. subsidiaries, and (v) certain other assets.  The “Excess Availability” under the facility was $280,550,000 as of February 2, 2008.  As of February 2, 2008 we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans and LIBOR as adjusted for the “Reserve Percentage” (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of February 2, 2008 the applicable rates on borrowings under the facility were 6.43% for Prime Rate Loans and 4.26% (LIBOR plus 1%) for Eurodollar Rate Loans.

During Fiscal 2008 we acquired $8,047,000 of distribution center, technology, and office equipment and in Fiscal 2006 we acquired $3,892,000 of data warehousing and information technology equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 48 months and contain a bargain purchase option.  As of February 2, 2008 the imputed interest rates on our outstanding capital leases ranged from 5.00% to 7.35%.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Repayment of the 6.07% mortgage note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,800,000 at the end of 10 years.  The note may be prepaid upon the payment of a premium or, upon certain other events, without the payment of a premium.  The note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility.  The proceeds from this borrowing were used to repay the scheduled maturities of other debt and for other general corporate purposes.

The 6.53% mortgage note has a ten-year term with 120 monthly installments of principal of $117,000 plus interest.  The note is secured by a mortgage on land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland.  The net proceeds from this borrowing were used to finance a substantial portion of the acquisition of the White Marsh facility.

The 7.77% mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103,000 and a final payment of any remaining unpaid principal and interest in December 2011.  The note is secured by a mortgage on land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases we own or rents we receive, if any, from tenants of the Bensalem facility.  The net proceeds from this borrowing were used to repay a portion of borrowings that were outstanding under our then-existing revolving credit facility.

We made interest payments of $8,881,000 during fiscal 2008, $12,752,000 during Fiscal 2007, and $15,824,000 during Fiscal 2006, and did not capitalize any interest expense during these three fiscal years.

Aggregate maturities of long-term debt during the next five fiscal years are as follows:

(In thousands)	2009	2010	2011	2012	2013

Capital lease obligations	$5,870	$2,237	$1,906	$1,982	$1,381
Mortgage notes	2,707	2,801	2,901	7,984	1,893
Other long-term debt	250	258	120	15	16
	$8,827	$5,296	$4,927	$9,981	$3,290

Minimum lease payments under capital leases for the next five fiscal years are:  2009 – $6,546,000; 2010 – $2,636,000; 2011 – $2,184,000; 2012 – $2,137,000; 2013 – $1,466,000; thereafter – $326,000.  Included in these minimum lease payments is aggregate imputed interest of $1,596,000.

NOTE 9.  STOCKHOLDERS’ EQUITY

Our authorized shares consist of:

•	1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized;

•	300,000,000 shares of common stock, $.10 par value.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

In Fiscal 1998 we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock.  In Fiscal 2000 we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock.  In Fiscal 2003 the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands, Inc. (“Limited Brands”) in connection with our acquisition of LANE BRYANT.  The repurchase programs have no expiration date.

From Fiscal 1998 through Fiscal 2003 we repurchased an aggregate total of 21,370,993 shares of common stock under these programs, which included shares purchased on the open market as well as the 6,350,662 shares repurchased from Limited Brands.  During Fiscal 2008 we repurchased an aggregate total of 3,480,108 shares for $21,523,000 under these programs.  As of February 2, 2008, 1,499,561 shares of our common stock remain available for repurchase under these programs.  As conditions may allow we may from time to time repurchase additional shares of our common stock under these programs and such shares would be held as treasury shares.

During Fiscal 2008 we also repurchased 10,314,900 shares of our common stock using $131,102,000 of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 (see “NOTE 8.  LONG-TERM DEBT” above).  In addition, we repurchased an aggregate total of 10,416,245 shares of common stock for $100,000,000 under a share repurchase program we announced in May 2007 and completed during Fiscal 2008.

In November 2007 we announced that our Board of Directors authorized a new $200,000,000 share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  We expect to complete the program over the next several years.  As of February 2, 2008 no shares have been repurchased under this program.

As of February 2, 2008 we held an aggregate total of 36,477,246 treasury shares with an aggregate cost of $336,761,000.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.

NOTE 10.  SHAREHOLDER RIGHTS PLAN

We have a Rights Agreement between our company and American Stock Transfer & Trust Company, as Rights Agent.  On April 12, 1999, pursuant to the Rights Agreement, our Board of Directors declared a dividend distribution of one Right for each outstanding share of our common stock, payable upon the close of business on April 26, 1999.  Each Right entitles the registered holder to purchase from us one three-hundredth of a share of Series A Junior Participating Preferred Stock, or, under certain circumstances, a combination of securities and assets of equivalent value, at a purchase price of $20.00, subject to adjustment.  The purchase price may be paid in cash or, if we permit, by the delivery of Rights under certain circumstances.  The description and terms of the Rights are set forth in the Rights Agreement.  Initially, ownership of the Rights will be evidenced by the certificates representing shares of common stock then outstanding, and no separate Rights certificates will be distributed.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

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

In the event that, at any time following the Distribution Date, a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, our common stock (or, in certain circumstances, cash, property, or other securities of our company) having a value equal to two times the exercise price of the Right.  In lieu of requiring payment of the purchase price upon exercise of the Rights following any such event, we may permit the holders simply to surrender the Rights under certain circumstances, in which event they will be entitled to receive our common stock (and other property, as the case may be) with a value of 50% of what could be purchased by payment of the full purchase price.  Notwithstanding any of the foregoing, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by the Acquiring Person will be null and void.  Rights are not exercisable until such time as the Rights are no longer redeemable by us as set forth in the Rights Agreement.

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

At any time until ten days following the Stock Acquisition Date we may redeem the Rights in whole, but not in part, at a redemption price of $.01 per Right, subject to adjustment.  Our Board of Directors may extend the ten-day period as long as the Rights are still redeemable.  Immediately upon the order of our Board of Directors to redeem the Rights, the Rights will terminate and the holders of Rights will only be able to receive the redemption price.  Until a Right is exercised the holder of the Right will have no rights as a shareholder of our company, including, without limitation, the right to vote or to receive dividends.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 11.  STOCK-BASED COMPENSATION PLANS

2004 Stock Award and Incentive Plan

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) was approved by our Board of Directors on April 30, 2004 and by our shareholders on June 24, 2004.  This plan replaces our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”), our 1999 Associates’ Stock Incentive Plan (the “1999 Plan”), and our 2000 Associates’ Stock Incentive Plan (the “2000 Plan”), which are described below.  The plan is administered by our Board of Directors and its Compensation Committee.

The 2004 Plan provides for the grant of options (including both incentive and non-qualified stock options), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and a variety of other types of awards.  Awards representing an aggregate of up to 6,500,000 shares of our common stock, together with shares remaining available under the 1993 Plan and shares recaptured from outstanding awards under the 1993 Plan, 1999 Plan, and 2000 Plan, may be issued under this plan.  Of the aggregate shares available, up to 2,000,000 shares may be issued in connection with “full-value” awards (equity awards for which a participant does not pay at least the grant-date fair market value of the award, such as RSAs or RSUs).  Additional shares may be used for full-value awards by reducing the number of shares that remain available for options, SARs, and other non-full-value awards by three shares for each share to be used for full-value awards in excess of the 2,000,000 share limit.

The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year will not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year.  The 2004 Plan prohibits the amendment or replacement of options or SARs granted under the plan in a transaction that constitutes a “re-pricing” under generally accepted accounting principles without shareholder approval.

Additional information related to our 2004 Plan is as follows:

	2008	2007	2006

Restricted stock awards/RSUs granted	1,035,422	926,346	1,092,915
Weighted average market price at date of grant	$11.98	$13.21	$8.51
Stock awards/RSUs vested with issuance deferred	240,979	305,250	104,000
Shares issued under stock awards/RSUs	64,196	17,312	5,769
Cancellations of stock awards/RSUs	720,795	11,131	37,500
Restricted awards/RSUs outstanding at year-end	1,800,651	1,791,199	1,198,546

2003 Non-Employee Directors Compensation Plan

Our 2003 Non-Employee Directors Compensation Plan (the “2003 Plan”) was approved by shareholders on June 26, 2003.  Directors who are not employed by our company are eligible to participate in the plan.  Our Board of Directors administers the plan and approves the form and amount of awards under the plan.  This plan provides for the grant of stock options, SARs, RSAs, RSUs, or deferred shares of up to an aggregate total of 600,000 shares of our common stock.  No more than 50% of the shares reserved for issuance under the plan may be issued as restricted stock awards or RSUs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

During Fiscal 2006 and Fiscal 2007 the plan provided for a one-time RSA to a newly elected or appointed non-employee director of 10,000 shares of common stock vesting over three years and annual grants of options for 7,500 shares of common stock and 7,500 RSUs vesting in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders.  During Fiscal 2008 we amended the plan to eliminate the one-time RSA to a newly elected or appointed non-employee director and to grant annual RSUs for a number of shares equivalent to $135,000 of aggregate market value on the date of grant to each non-employee director serving at the date of our Annual Meeting of Shareholders instead of the two 7,500-share awards.

Each RSU represents a right to receive one share of common stock or cash of equal value, at the company’s option, at the date of vesting or, if deferred by the director, at a later date after termination of service.  Non-employee directors may also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees.

The exercise price of options or SARs granted under the 2003 Plan may not be less than the fair market value of our common stock on the date of grant.  The maximum term of options and SARs issued under the plan is ten years.  The plan includes a provision that options previously granted under the plan will not be amended or replaced in a transaction that constitutes a “re-pricing” as defined in the plan without shareholder approval.

Additional information related to our 2003 Plan is as follows:

	2008	2007	2006

One-time restricted stock awards granted	0	10,000	10,000
Weighted average market price at date of grant	$ –	$13.84	$12.48
RSUs granted	80,703	61,233	55,582
Weighted average market price at date of grant	$11.71	$11.33	$9.29
Shares issued under stock awards/RSUs	24,999	8,482	29,167
RSUs vested with issuance deferred	42,536	37,500	9,000
Cancellations of restricted stock awards/RSUs	9,131	0	0
Restricted awards/RSUs outstanding at year-end	87,370	83,333	58,082
Options exercisable at year-end	341,587	283,140	455,225

2000 Associates’ Stock Incentive Plan

The 2000 Plan, adopted by our Board of Directors on January 27, 2000, provided for the grant of options, SARS, RSAs, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock.  The form of the grants, exercise price, and maximum term, where applicable, were at the discretion of our Board of Directors and its Compensation Committee.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Additional information related to our 2000 Plan is as follows:

	2008	2007	2006

Shares issued under stock awards	158,420	57,815	46,551
Cancellations of restricted stock awards	17,990	91,950	53,000
Restricted awards outstanding at year-end	198,090	374,500	524,265
Options exercisable at year-end	659,759	750,857	1,030,009

1999 Associates’ Stock Incentive Plan

The 1999 Plan, adopted by our Board of Directors in February 1999, provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock.  The exercise price of such options could not be less than the fair market value on the date of grant.  The maximum term of options issued under the plan is ten years.  Options exercisable under this plan were 92,500 as of February 2, 2008, 96,095 as of February 3, 2007, and 120,700 as of January 28, 2006.

As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 2000 Plan or the 1999 Plan.

1993 Employees’ Stock Incentive Plan

The 1993 Plan provided for the grant of options or awards for up to an aggregate total of 10,898,726 shares of common stock plus 1,843,258 unissued shares available under our discontinued 1990 Employees’ Stock Incentive Plan.  The form of the grants and exercise price, where applicable, were at the discretion of our Board of Directors and its Compensation Committee (formerly the Compensation and Stock Option Committee).  The maximum term of options issued under the 1993 Plan is ten years.  As a result of the adoption of the 2004 Plan, we no longer intend to issue options or awards under this plan.

Additional information related to our 1993 Plan is as follows:

	2008	2007	2006

Shares issued under stock awards	160,060	160,960	42,810
Stock awards vested with issuance deferred	0	0	90,000
Restricted awards outstanding at year-end	276,290	436,350	597,310
Options exercisable at year-end	724,640	932,540	1,461,360

1988 Key Employee Stock Option Plan

Our 1988 Key Employee Stock Option Plan (the “1998 Plan”) provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock.  The exercise price of options granted under this plan is $1.00 per share.  Options exercisable under this plan were 16,028 as of February 2, 2008, 14,032 as of February 3, 2007, and 23,321 as of January 28, 2006

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time.  Service-based awards issued under the 2004 plan generally vest over 5 years for awards to executive officers and over 3 years for other awards.  Vesting of performance-based awards under the 2004 plan is generally based on attaining a specified level of “free cash flows” (as defined in the agreement) over a 3-year period and vesting occurs at the end of that period.  Under the 2003 Plan, shares issued and options granted are subject to forfeiture if the individual does not remain a Director of the Company for a specified period of time except, under certain circumstances, in the case of retirement or voluntary termination.  Awards currently being issued under the 2003 Plan generally vest on June 1 of the following year.  Options issued under the 1988 Plan are service-based and generally vest over 5 years.

As of February 2, 2008 the following shares were available for grant under our various stock plans: 2004 Plan – 4,980,095 shares; 2003 Plan – 122,968 shares; and 1988 Plan – 106,916 shares.

The table below summarizes option activity in the above stock-based compensation plans:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at January 29, 2005	5,504,466	$5.549	$1.000	–	$8.460
Granted – option price equal to market price	55,582	9.287	9.100	–	12.480
Canceled/forfeited	(22,386)	5.516	1.000	–	8.250
Exercised	(1,865,554)	5.130	1.000	–	8.460
Outstanding at January 28, 2006	3,672,108	5.819	1.000	–	12.480
Granted – option price equal to market price	61,233	11.332	11.280	–	13.840
Granted – option price less than market price	31,600	1.000	1.000	–	1.000
Canceled/forfeited	(10,571)	1.502	1.000	–	6.650
Exercised	(1,536,580)	5.965	1.000	–	9.100
Outstanding at February 3, 2007	2,217,790	5.822	1.000	–	13.840
Granted – option price less than market price	18,000	1.000	1.000	–	1.000
Canceled/forfeited	(36,796)	5.724	1.000	–	11.280
Exercised	(304,120)	4.741	1.000	–	8.460
Outstanding at February 2, 2008	1,894,874	$5.952	$1.000	–	$13.840

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options outstanding and options exercisable as of February 2, 2008 for the ranges of exercise prices shown:

			Weighted
		Weighted	Average
		Average	Remaining
	Option	Option	Life
Ranges of Option Prices	Shares	Price	(Years)

$0.00 – $1.00:
Options outstanding	76,388	$1.000	2.4
Options exercisable	16,028	1.000
$1.01 – $5.00:
Options outstanding	375,833	$3.758	1.3
Options exercisable	375,833	3.758
$5.01 – $10.00:
Options outstanding	1,381,091	$6.580	2.7
Options exercisable	1,381,091	6.580
$10.01 – $13.84:
Options outstanding	61,562	$11.391	8.4
Options exercisable	61,562	11.391

The table below summarizes certain additional information with respect to our options and awards:

(In thousands)	2008	2007

Aggregate intrinsic value of options outstanding at year-end(1)	$1,777	$16,473
Aggregate intrinsic value of options exercisable at year-end(1)	1,422	15,501
Aggregate market value of unvested stock awards at year-end	16,711	37,418

Aggregate intrinsic value of options exercised during the year(2)	1,014	11,556
Aggregate market value of stock awards vested during the year	6,755	8,180
____________________
(1) Aggregate market value at year-end less aggregate exercise price.

(2) Aggregate market value on date of exercise less aggregate exercise price.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The weighted average grant date fair values for options and awards granted under the above plans, using the Black-Scholes model and assumptions described in “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” above, are as follows:

	2008	2007	2006

Option price equal to market price	$–	$5.41	$2.44
Option price less than market price	11.95	13.06	8.67

Employee Stock Purchase Plan

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period.  Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period.  An aggregate total of 2,000,000 shares are reserved for grant under this plan.  Shares purchased under this plan were 139,910 during Fiscal 2008, 79,522 during Fiscal 2007, and 67,514 during Fiscal 2006.  The weighted average grant date market value for shares purchased during the year was $10.14 for Fiscal 2008, $13.15 for Fiscal 2007, and $9.35 for Fiscal 2006.  At February 2, 2008, 1,016,758 shares were available for future purchases under this plan.

NOTE 12.  CUSTOMER LOYALTY CARD PROGRAMS

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs we incur in connection with administering these programs as cost of goods sold when incurred.

Our FASHION BUG brand offers a customer loyalty card program that we operate under our FASHION BUG proprietary credit card program.  Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee.  Through Fiscal 2007 this program also provided customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee.  Additionally, after 90 days customers that cancelled their memberships were entitled to a pro rata fee refund based on the number of months remaining on the annual membership.  Accordingly, we recognized 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months.  Effective February 22, 2007 this program was changed to provide customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee.  We recognized revenues of $12,837,000 during Fiscal 2008, $10,634,000 during Fiscal 2007, and $8,085,000 during Fiscal 2006 in connection with this program. The FASHION BUG brand also offers a loyalty card program that does not charge membership fees.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Our CATHERINES brand also offers a loyalty card program.  We recognized revenues of $8,980,000 during Fiscal 2008, $8,499,000 during Fiscal 2007, and $7,553,000 during Fiscal 2006 in connection with this program.

During the third quarter of Fiscal 2008 we began offering loyalty programs in connection with the issuance of our LANE BRYANT and PETITE SOPHISTICATE proprietary credit cards.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs.

We accrued $2,000,000 as of the end of Fiscal 2008 and $1,050,000 as of the end of Fiscal 2007 and Fiscal 2006 for the estimated costs of discounts earned and coupons issued and not redeemed.

NOTE 13.  IMPAIRMENT OF GOODWILL AND TRADEMARKS

Our intangible assets, consisting primarily of goodwill and trademarks, tradenames, and internet domain names, resulting from business acquisitions, are carried at cost.  Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill and other intangible assets with indefinite lives for impairment on an annual basis or more frequently if we believe indicators of impairment exist.  We perform our review of goodwill and other intangible assets with indefinite lives for possible impairment during the fourth quarter as our fourth quarter operating results are significant to us and are therefore integral to our ability to prepare our annual impairment analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.

The performance of the impairment test for goodwill involves a two-step process.  The first step of the test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We generally determine the fair value of our reporting units using the income approach of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed our annual impairment test of goodwill during the fourth quarter in accordance with SFAS 142 and determined that our Direct-to-Consumer segment goodwill was impaired, necessitating a charge of $86,826,000.  The impairment was caused by decreased sales and cash flows in our Crosstown Traders group in Fiscal 2008 as a result of continued deterioration in response rates from our core and prospecting customers.  In accordance with our financial plan for Fiscal 2009, we are projecting more conservative growth and earnings for the Crosstown Traders group.  In addition, our investment in our LANE BRYANT WOMAN catalog business, which was launched in the fourth quarter of Fiscal 2008, is not expected to generate sufficient sales and cash flows in the near term to offset the reductions in sales and cash flows from the existing catalog businesses.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

We also performed an impairment test of our intangible assets during the fourth quarter.  In accordance with SFAS No. 142, we are required to perform the impairment test at the individual intangible asset level.  Accordingly, each acquired catalog title for our Crosstown Traders group was evaluated separately. Based on our sales results for Fiscal 2008 and our Fiscal 2009 financial plan, we determined that the trademarks, tradenames, and internet domain names for our Crosstown Traders group are impaired, and we recognized a charge of $11,393,000.  This impairment was also caused by the decreased sales as a result of continued deterioration in response rates from our core and prospecting customers as discussed above.

NOTE 14.  RESTRUCTURING CHARGES

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of its operating functions.  We expect to complete the relocation by the end of March 2008.

We are accounting for the plan in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”  The total estimated pre-tax costs related to the plan are approximately $7,432,000, of which $4,236,000 were recognized in the fourth quarter of Fiscal 2008.  We expect to incur the majority of the remaining costs in connection with the plan by the end of the first quarter of Fiscal 2009.

The total estimated costs related to the plan consist of approximately $2,101,000 for severance and retention, approximately $1,500,000 for relocation, and approximately $3,831,000 of non-cash pre-tax charges for acceleration of depreciation related to the closing of the Memphis facility.

Severance and retention costs represent involuntary termination benefits for approximately 80 employees who will not be relocating from the Memphis facility to our Bensalem headquarters.  Relocation costs represent estimated costs to relocate approximately 30 employees from Memphis to Bensalem.  The accelerated depreciation represents the change in the estimated useful life of the Memphis facility and will be recognized over the period from the inception of the plan to the closing date of the facility.

In February 2008 we announced additional initiatives and actions we are taking as a result of our on-going business review and in response to the continuing weak retail and economic environment in which we are currently operating.  These additional actions are being taken in order to: streamline our business operations and further sharpen our focus on our core businesses; reduce selling, general, and administrative expenses and capital expenditures; improve cash flow; and enhance shareholder value.  The additional initiatives and actions include: the elimination of approximately 150 corporate and field management positions; a decrease in the capital budget for Fiscal 2009, primarily through a significant reduction in the number of planned store openings for Fiscal 2009; the closing of approximately 150 under-performing stores; and the closing of our full-line PETITE SOPHISTICATE stores.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The total estimated pre-tax costs related to this plan are approximately $20,117,000, of which $10,122,000 were recognized in the fourth quarter of Fiscal 2008.  We expect to incur the remaining costs in connection with this plan by the end of Fiscal 2009.

The total estimated costs related to this plan consist of approximately $10,836,000 for severance, benefits, and lease termination costs and approximately $9,281,000 of non-cash pre-tax charges for the write-down of store assets.

Costs incurred in connection with these plans during Fiscal 2008, excluding $11,325,000 of non-cash write-downs and accelerated depreciation of assets, payments or settlements of the costs, and costs accrued as of February 2, 2008 were as follows:

	Costs for
	Quarter Ended		Accrued as of
	February 2,	Payments/	February 2,
(In thousands)	2008	Settlements	2008

Fiscal 2008
Severance, retention, and related costs	$2,792	$(104)	$2,688
Store lease termination costs	–	–	–
Relocation and other closing costs	241	(241)	0
Total	$3,033	$(345)	$2,688

NOTE 15.  EMPLOYEE RETIREMENT BENEFIT PLANS

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

As of the date of our acquisition of Crosstown Traders, they provided a 401(k) savings plan for their employees with benefits similar to our plan.  Participant account balances in the Crosstown Traders plan were transferred to our plan as of January 1, 2006 and participants in the Crosstown Traders plan retained credited years of service earned under that plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

The total expense for the above plans was $3,228,000 for Fiscal 2008, $5,514,000 for Fiscal 2007, and $3,737,000 for Fiscal 2006.

We provide a non-qualified deferred compensation plan to officers and certain key executives.  Under this plan participants may contribute up to 77% of their base compensation and 100% of bonus compensation.  This plan includes a matching company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan.  The total expense for this plan was $1,531,000 for Fiscal 2008, $297,000 for Fiscal 2007, and $599,000 for Fiscal 2006.

We also provide a non-qualified defined contribution supplemental retirement plan for certain management and key executives.  Under this plan we contribute amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan.  The total expense for this plan was $867,000 for Fiscal 2008 $1,098,000 for Fiscal 2007, and $1,677,000 for Fiscal 2006.

NOTE 16.  NET INCOME/(LOSS) PER SHARE

(In thousands)	2008	2007	2006

Basic weighted average common shares outstanding	121,160	122,388	119,831
Dilutive effect of assumed conversion of 4.75% Senior Convertible Notes(1)(2)	0	15,182	15,182
Dilutive effect of stock options and awards(2)	0	2,193	2,051
Diluted weighted average common shares and equivalents outstanding	121,160	139,763	137,064

Net income/(loss)	$(83,413)	$108,923	$99,391
Decrease in interest expense from assumed conversion
of 4.75% Senior Convertible Notes, net of income taxes(1)(2)	0	4,514	4,514
Net income/(loss) used to determine diluted earnings per share	$(83,413)	$113,437	$103,905
____________________
(1) The 4.75% Senior Convertible Notes were converted or redeemed on June 4, 2007 (see “NOTE 8. LONG-TERM DEBT” above).

(2) The 4.75% Senior Convertible Notes, stock options, and awards are excluded from the computation of diluted net loss per share for 2008 as their effect would have been anti-dilutive.

Options with weighted average exercise price greater than market price,excluded from computation of diluted earnings per share:

	2008	2007	2006

Number of shares (thousands)	77	1	0
Weighted average exercise price per share	$9.27	$13.84	$0.00

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

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

Our 1.125% Notes have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “NOTE 8.  LONG-TERM DEBT” above for further information regarding the 1.125% Notes, related call options and warrants, and the conversion of our 4.75% Notes.

NOTE 17.  ASSET SECURITIZATION

Our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, which transfers its interest in all the receivables, including LANE BRYANT CATALOG credit card receivables but excluding other Crosstown Traders receivables, to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp. (“CSRC”), a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).

Through Fiscal 2007 our Crosstown Traders apparel-related catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders.  Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a separate and distinct special-purpose entity.  On February 5, 2007, the Bank acquired the account relationships of the Crosstown Traders catalog proprietary credit cards and all subsequent new receivables are originations of the Bank.  This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program.

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

We record gains or losses on the securitization of our proprietary credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale.  Gains represent the present value of the estimated cash flows that we have retained over the estimated outstanding period of the receivables.  This excess cash flow essentially represents an “interest-only” (“I/O”) strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

During Fiscal 2008, Fiscal 2007, and Fiscal 2006 we recognized the following activity related to the I/O strip:

(In thousands)	2008	2007	2006

Additions to the I/O strip	$38,024	$25,425	$24,861
Amortization and valuation adjustments	30,643	24,608	20,190
Value of the I/O strip at end of year	23,259	15,878	15,061

In addition, we recognized a servicing liability in Fiscal Years 2008, 2007, and 2006 because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables.  The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received and is recorded at its estimated fair value.  Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip.

During Fiscal 2008, Fiscal 2007, and Fiscal 2006 we recognized the following activity related to the servicing liability:

(In thousands)	2008	2007	2006

Additions to the servicing liability	$4,659	$2,972	$3,661
Amortization of the servicing liability	3,724	3,166	3,768
Value of the servicing liability at end of year	3,038	2,103	2,297

We amortize the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year.  We estimate the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.

The following table presents additional information relating to the QSPEs for Fiscal 2008, Fiscal 2007, and Fiscal 2006:

(In thousands)	2008	2007	2006

Proceeds from sales of new receivables to QSPE	$939,888	$619,597	$638,624
Collections reinvested in revolving-period securitizations	804,866	701,859	616,336
Cash flows received on retained interests	84,085	73,899	63,586
Servicing fees received	8,211	6,981	6,510
Net credit losses	26,838	16,822	21,229
Investor certificates outstanding at end of year	628,085	358,100	354,040
Credit card balances 90 or more days delinquent at end of year	22,240	9,904	9,037

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

We are the servicer of the receivables transferred to the QSPEs and we receive a servicing fee of approximately 2% of the investor interest.  The investor certificates outstanding as of February 2, 2008 mature as follows: $128,085,000 in the fiscal year ending January 31, 2009, $144,900,000 in the fiscal year ending January 30, 2010, $35,100,000 in the fiscal year ending January 29, 2011, $260,800,000 in the fiscal year ending February 2, 2013, and $59,200,000 in the fiscal year ending February 1, 2014.  We held certificates and retained interests in our securitizations, which aggregated $115,912,000 at February 2, 2008 and $60,643,000 at February 3, 2007, that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

During Fiscal 2004 the Trust closed on a new conduit credit card securitization facility of $132,000,000 that provided additional funding of up to $100,000,000 for a term of up to two years, subject to an annual renewal.  During Fiscal 2006 this facility was modified to reduce the funding limit to $50,000,000.  As of February 2, 2008 no credit card receivables were funded under this facility.  We renewed this facility during Fiscal 2008 on its renewal date and expect to renew the facility during Fiscal 2009 on its renewal date.

On August 5, 2004 the Trust issued $180,000,000 of new five-year asset-backed certificates (“Series 2004-1”) in a private placement under Rule 144A.  Of the $180,000,000 of certificates issued, $161,100,000 were sold to investors and CSRC held $18,900,000 as a retained interest.  The certificates pay interest to investors on a floating-rate basis tied to one-month LIBOR.  Concurrent with the issuance of Series 2004-1 the Trust entered into a series of fixed-rate interest rate swap agreements with respect to the $161,100,000 of certificates sold to investors.  The blended weighted-average interest rate on the hedged certificates is 4.90%.  The Trust used $61,500,000 of the proceeds to pay down other securitization series and placed the remaining proceeds of $118,500,000 into a pre-funding cash account.  During Fiscal 2005 and Fiscal 2006 the Trust used funds from the securitization facilities, including the proceeds from the pre-funding cash account, to fund $88,600,000 of Series 1999-1 amortization as well as to provide financing for additional receivables, including the $54,600,000 acquisition of the CATHERINES proprietary credit card portfolio in March 2005 (see below).  During Fiscal 2005 CSRC sold to investors $9,450,000 of the $18,900,000 of Series 2004-1 certificates that we held as a retained interest.

During Fiscal 2006 Catalog Receivables LLC closed on a dedicated conduit credit card securitization facility that provides funding of up to $55,000,000 on a discounted basis for a term of one year, subject to an annual renewal.  As of February 2, 2008, $41,500,000 of credit card receivables were funded under this facility.  We renewed this facility during Fiscal 2008 on its renewal date and expect to renew the facility during Fiscal 2009 on its renewal date.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Prior to November 1, 2007 we had an agreement under which a third party provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement, we exercised our option to purchase the LANE BRYANT portfolio and, pursuant to a purchase agreement with the third-party bank, assigned the right to purchase the LANE BRYANT portfolio to the Bank, which purchased the portfolio on November 1, 2007.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $230,975,000 it sold the receivables to CSRC, which transferred the receivables to the Trust.  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a gain of approximately $6,830,000, which is included in selling, general, and administrative expenses for Fiscal 2008.  In addition, we recognized approximately $2,120,000 of selling, general, and administrative expenses in connection with the issuance of approximately 2.4 million new LANE BRYANT proprietary credit cards.

Under the previous agreement the third party reimbursed us daily with respect to the proprietary credit card sales generated by the LANE BRYANT credit card accounts.  Additional information for Fiscal 2008 (through November 1, 2007), Fiscal 2007, and Fiscal 2006 regarding the agreement is as follows:

(In thousands)	2008	2007	2006

Net funding received from sales of LANE BRYANT receivables	$256,889	$350,270	$332,885

Net LANE BRYANT accounts receivable balance held by third Party at end of year(1)	0	233,793	209,368
____________________
(1)  The LANE BRYANT net accounts receivable balances include amounts allocated to the use of the LANE BRYANT credit card at our LANE BRYANT stores and amounts allocated to the use of the LANE BRYANT credit card through a third-party catalog program. Our purchase of the LANE BRYANT credit card receivables applied only to the receivables associated with accounts whose primary use of the credit card was at our LANE BRYANT stores.

In March 2005, we exercised our option under a similar non-recourse agreement to purchase the CATHERINES credit card portfolio for a final purchase price of $54,600,000.  The purchase was funded through our securitization facilities, including a portion of the proceeds from the sale of certificates under our Series 2004-1 securitization facility (see above).

On October 17, 2007 the Trust issued $320,000,000 of five-year asset-backed certificates (“Series 2007-1”) in a private placement under Rule 144A.  Of the $320,000,000 of certificates issued, $289,600,000 were sold to investors and CSRC held $30,400,000 as a retained interest.  CSRC may in the future sell all or a portion of such retained interest.  Of the certificates sold to investors, $203,500,000 pay interest on a floating rate basis tied to one-month LIBOR and the remaining $86,100,000 of certificates were issued at fixed rates.  The Trust used $35,000,000 of the proceeds to fund receivables and to pay down other securitization series and placed the remaining proceeds of $285,000,000 into a pre-funding cash account.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Concurrent with the issuance of Series 2007-1 the Trust entered into a series of fixed-rate interest-rate swap agreements with respect to $174,700,000 of the floating-rate certificates sold to investors.  The notional value of these swaps equals the face value of these certificates in excess of the certificate’s pro-rata share of the outstanding pre-funding cash account at any measurement date.  The blended weighted-average interest rate on the swapped certificates is 6.39%.  The Trust also acquired an interest-rate cap with respect to $28,800,000 of floating-rate certificates sold to investors.  The interest-rate cap counterparty will make payments to the Trust when one-month LIBOR exceeds 10%.  The fixed-rate certificates were sold at a discount and carry a blended weighted average-yield of 6.43% and a blended weighted average coupon of 6.34%.

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

Our management uses various valuation assumptions in determining the fair value of our I/O strip.  We estimate the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests.

The key assumptions used to value our retained interest were as follows:

	February 2,	February 3,
	2008	2007

Payment rate	12.7 – 16.4%	12.1 - 17.6%
Residual cash flows discount rate	15.5 – 16.5%	15.5 - 16.5%
Net credit loss percentage	4.75 - 13.45%	6.0 - 11.0%
Average life of receivables sold	0.5 - 0.7 years	0.5 - 0.7 years

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip.  This information is presented in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

(In thousands)	10% Change	20% Change

Payment rate	$1,690	$3,273
Residual cash flows discount rate	82	163
Credit loss percentage	1,689	3,355

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

As of February 2, 2008 our investment in asset-backed securities included $51,685,000 of QSPE certificates, an I/O strip of $23,259,000, and other retained interests of $40,968,000.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 has resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections were fully transferred as of December 17, 2007.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  As of February 2, 2008 the Trust was in compliance with its financial performance standards.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of February 2, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series.  We have no obligation to directly fund the enhancement account of the QSPEs other than for breaches of customary representations, warranties, and covenants and for customary indemnities.  These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables.  The providers of the credit enhancements and QSPE investors have no other recourse to us.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 18.  LEASES

We lease substantially all of our store properties under non-cancelable operating lease agreements.  These leases generally have initial periods of 5 to 20 years and contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.  We also lease certain other buildings and equipment.

Our rent expense for the fiscal years indicated was as follows:

(In thousands)	2008	2007	2006

Minimum rent	$243,119	$236,839	$207,534
Contingent rent	41,122	39,364	34,785
	$284,241	$276,203	$242,319

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are:  Fiscal 2009 – $229,312,000; Fiscal 2010 – $190,400,000; Fiscal 2011 – $155,859,000; Fiscal 2012 – $116,039,000; Fiscal 2013 – $84,978,000; Thereafter – $184,899,000.

Rent expense for Fiscal 2006 includes charges from Limited Brands, Inc. (“Limited Brands”) for office space in Reynoldsburg, Ohio under an agreement that expired in February 2006.  In January 2005 we entered into an agreement with a separate third party that provides for the leasing of a 135,000 square foot facility in Columbus, Ohio to replace the Reynoldsburg facility as a new home office for LANE BRYANT.  Minimum annual rent under the lease for the Columbus facility is $1,704,000 per annum in year one through year five and $1,759,000 in year six through year ten.  The lease commenced on January 20, 2006.  The lease provides for two five-year renewal periods and contains customary termination rights.

LANE BRYANT currently subleases 24 properties from Limited Brands pursuant to a Master Sublease.  The properties subject to the Master Sublease were operated as LANE BRYANT stores prior to our acquisition of LANE BRYANT.  We have guaranteed the obligations of LANE BRYANT under the Master Sublease.  The minimum annual rent commitments shown above include amounts payable under the LANE BRYANT master sublease with Limited Brands that we have guaranteed as follows:  Fiscal 2009 – $3,779,000; Fiscal 2010 – $1,818,000; Fiscal 2011 – $1,205,000; Fiscal 2012 – $518,000; Fiscal 2013 – $403,000; Thereafter – $377,000.

During Fiscal 2006 we signed an agreement to assume the leases on 76 outlet store locations.  These leases represent the majority of the outlet locations previously operated by Retail Brand Alliance, which ceased its outlet operations early in 2006.  The agreement was effective on April 1, 2006 and provided an entry into multiple outlet centers for our LANE BRYANT brand.  These stores opened during Fiscal 2007 and average 9,400 square feet.  The outlet stores are being operated under the LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET nameplates.

Deferred rent liabilities related to rent escalations and landlord incentives or allowances of $113,696,000 as of February 2, 2008 and $86,348,000 as of February 3, 2007 are included in other non-current liabilities on our consolidated balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 19.  SEGMENT REPORTING

Effective with the acquisition of Crosstown Traders on June 2, 2005 (see “NOTE 2.  ACQUISITION OF CROSSTOWN TRADERS, INC.’ above) we operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related E-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related E-commerce into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations, which resulted from our acquisition of Crosstown Traders, are separately reported under the Direct-to-Consumer segment.

The accounting policies of the segments are generally the same as those described in “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” above.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services costs, information systems support costs, and insurance costs to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store-related selling, buying, occupancy, and warehousing costs.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation costs; E-commerce advertising costs; warehousing costs; and order processing costs.

“Corporate and Other” includes unallocated general and administrative costs; shared services costs; insurance costs; information systems support costs; corporate depreciation and amortization; corporate occupancy costs; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and income taxes.

Operating segment assets are those directly used in, or allocable to, that segment’s operations.  Operating assets for the Retail Stores segment consist primarily of inventories; the net book value of store facilities; goodwill; and intangible assets.  Operating assets for the Direct-to-Consumer segment consist primarily of trade receivables; inventories; deferred advertising costs; the net book value of catalog operating facilities; goodwill; and intangible assets.  Corporate and Other assets include corporate cash and cash equivalents; the net book value of corporate facilities; deferred income taxes; and other corporate long-lived assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores(1)	Consumer(2)	and Other		Consolidated

Fiscal 2008
Net sales	$2,599,283	$408,084	$2,586		$3,009,953
Depreciation and amortization	59,440	823	36,986		97,249
Income before interest and taxes	176,875	(2,411)	(244,620	)(3)	(70,156)
Interest expense			(10,552)		(10,552)
Income tax provision			(3,617)		(3,617)
Extraordinary item, net of income taxes			912		912
Net income/(loss)	176,875	(2,411)	(257,877)		(83,413)
Capital expenditures	109,510	3,387	24,812		137,709

As of February 2, 2008
Total assets	$887,862	$226,204	$499,238		$1,613,304

Fiscal 2007 (53 weeks)
Net sales	$2,636,409	$427,760	$3,348		$3,067,517
Depreciation and amortization	54,289	797	36,158		91,244
Income before interest and taxes	253,594	26,164	(98,889)		180,869
Interest expense			(14,746)		(14,746)
Income tax provision			(57,200)		(57,200)
Net income	253,594	26,164	(170,835)		108,923
Capital expenditures	100,930	5,969	26,257		133,156

As of February 3, 2007
Total assets	$869,776	$346,741	$489,206		$1,705,723

Fiscal 2006
Net sales	$2,452,657	$298,888	$4,180		$2,755,725
Depreciation and amortization	44,031	1,235	39,031		84,297
Income before interest and taxes	237,462	19,918	(87,068)		170,312
Interest expense			(17,911)		(17,911)
Income tax provision			(53,010)		(53,010)
Net income	237,462	19,918	(157,989)		99,391
Capital expenditures	74,598	2,394	26,843		103,835

As of January 28, 2006
Total assets	$745,751	$345,357	$481,475		$1,572,583
____________________
(1) Fiscal 2008 and Fiscal 2007 include LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET stores.

(2) From date of acquisition of Crosstown Traders, Inc. on June 2, 2005. Fiscal 2008 includes LANE BRYANT WOMAN catalog.

(3)  Includes $98,219 of impairment of goodwill and trademarks related to the Direct-to-Consumer segment and $14,357 of restructuring charges related to the Retail Stores segment (see “NOTE 13. IMPAIRMENT OF GOODWILL AND TRADEMARKS” and “NOTE 14. RESTRUCTURING CHARGES” above).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	February 2, 2008		February 3, 2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$61,842	$61,842	$143,838	$143,838
Available-for-sale securities	13,364	13,364	1,997	1,997
Investment in asset-backed securities	115,912	115,912	60,643	60,643

Liabilities:
1.125% Senior Convertible Notes due 2014	275,000	196,676	0	0
4.75% Senior Convertible Notes due 2012(1)	0	0	149,999	205,686
6.07% mortgage note, due October 2014	11,078	11,626	11,696	11,410
6.53% mortgage note, due November 2012	6,650	6,863	8,050	7,939
7.77% mortgage note, due December 2011	7,897	8,585	8,496	8,675
Other long-term debt	673	651	917	854
____________________
(1) The 4.75% Senior Convertible Notes were converted or redeemed on June 4, 2007 (see “NOTE 8. LONG-TERM DEBT” above).

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.  The fair value of available-for-sale securities is based on quoted market prices of the securities.  The fair values of our convertible notes are based on quoted market prices for the securities.  The fair values of the mortgage notes and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED FEBRUARY 2, 2008
(Continued)

NOTE 21.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First	Second	Third		Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter		Quarter

Fiscal 2008(1)
Net sales	$784,712	$770,925	$669,389		$784,927
Gross profit	238,515	219,593	182,870		170,110
Income/(loss) before extraordinary item	26,298	18,279	(3,568	)(2)	(125,334	)(3)
Net income/(loss)	26,298	18,279	(3,568)		(124,422	)(3)
Basic net income/(loss) per share:
Before extraordinary item	$.21	$.15	$(.03)		$(1.08	)(3)
Net income/(loss)	.21	.15	(.03)		(1.07	)(3)
Diluted net income/(loss) per share:
Before extraordinary item	.20	.14	(.03)		(1.08	)(3)
Net income/(loss)	.20	.14	(.03)		(1.07	)(3)

Fiscal 2007(1)
Net sales	$734,922	$763,353	$695,278		$873,964
Gross profit	233,850	228,753	214,460		248,570
Net income	32,061	32,563	19,357		24,942
Basic net income per share	$.26	$.27	$.16		$.20
Diluted net income per share	.24	.24	.15		.19
____________________
(1)  Fiscal 2008 is a 52-week fiscal year consisting of three 12-week quarters and a fourth quarter of 16 weeks. Fiscal 2007 is a 53-week fiscal year consisting of three 12-week quarters and a fourth quarter of 17 weeks.

(2) Includes gain of $6,830 from the purchase and subsequent securitization of the LANE BRYANT credit card portfolio (see “NOTE 17. ASSET SECURITIZATION” above).

(3)  Includes impairment of goodwill and trademarks of $98,219 ($93,913 after tax or $(.78) per diluted share) and restructuring charges of $14,357 ($8,901 after tax or $(.07) per diluted share) (see “NOTE 13. IMPAIRMENT OF GOODWILL AND TRADEMARKS” and “NOTE 14. RESTRUCTURING CHARGES” above).

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

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of February 2, 2008 appears on page 64 of this Report on Form 10-K, and is incorporated herein by reference.  The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 65-66 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officers is included under the captions “Directors Standing for Election,”“Biographies of Directors,”“Corporate Governance at Charming Shoppes,”“Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.  Information regarding Executive Officers is included under “Additional Part I Information – Our Executive Officers,” in Part I of this Report.

We have adopted the Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy (the “Policy”) that applies to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, and principal accounting officer.  The Policy has been filed as Exhibit 14 to this report on Form 10-K.  We have also adopted the Charming Shoppes, Inc. Complete Principles of Corporate Governance (the “Principles”) and charters (the “Charters”) for the audit committee, the compensation committee, the corporate governance and nominating committee, and the finance committee of our Board of Directors.  The Policy, Principles, and Charters are available on our Internet website, www.charmingshoppes.com, in the “About Us” section, under “Corporate Governance”.  A copy of the Policy, Principles, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 450 Winks Lane, Bensalem, PA, 19020.

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

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1
Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (File No. 000-07258, Exhibit 2.3).

2.2
Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (File No. 000-07258, Exhibit 2.4).

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

3.2
Amended Article 5, Subsection (d) to the Articles of Incorporation of Charming Shoppes, Inc., incorporated by reference to Form 8-K of the Registrant dated September 25, 2007, filed on September 26, 2007 (File No. 000-07258, Exhibit 3.1).

3.3	By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 3.2).

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

4.7
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 4.1).

4.8	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.7).

Our miscellaneous long-term debt instruments and credit facility agreements, under which the underlying authorized debt is equal to less than 10% of our consolidated total assets, may not be filed as exhibits to this report.  We agree to furnish to the Commission, upon request, copies of any such instruments not filed.

Material Contracts

10.1.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999.  (File No. 333-71757, Exhibit No. 4.1).

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

10.1.4
Amendment dated as of October 17, 2007 to Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among Charming Shoppes Receivables Corp. (“CSRC”), Spirit of America, Inc. (“SOAI”), and U.S. Bank National Association, as Trustee (“Trustee”), incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.5
Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999.  (File No. 333-71757, Exhibit No. 4.2).

10.1.6
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

10.1.7
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

10.1.8
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

10.1.9
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

10.1.13
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (File No. 000-07258, Exhibit 99.1).

10.1.14
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.15
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

10.1.16
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

10.1.17
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

10.1.19
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002.  (File No. 000-07258, Exhibit 10.4).

10.1.20
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002.  (File No. 000-07258, Exhibit 10.5).

10.1.21
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

10.1.22
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

10.1.23
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

10.1.24
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

10.1.25
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.26
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.27
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.28
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.29
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.30
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.31
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

10.1.32
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

10.1.33
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.34
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.35
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.36
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.1.37
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.38
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.39
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.40
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.41
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.42
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.43
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

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

10.2.5
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.5).

10.2.6
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

10.2.23
2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004 (File No. 000-07258).

10.2.24
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.25
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005.  (File No. 000-07258, Exhibit 99.2)

10.2.26
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005.  (File No. 000-07258, Exhibit 99.4)

10.2.27
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006.  (File No. 000-07258, Exhibit 99.1)

10.2.28
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.29
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003.  (File No. 000-07258, Exhibit 10.1).

10.2.30
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.29).

10.2.31
2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003 (File No. 000-07258).

10.2.32
Charming Shoppes Variable Deferred Compensation Plan For Executives, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 8-K of the Registrant dated December 13, 2005, filed December 16, 2005.  (File No. 000-07258, Exhibit 99.1).

10.2.33
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes Variable Deferred Compensation Plan for Executives and the Charming Shoppes Non-Employee Director Compensation Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.32).

10.2.34
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.35
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

10.2.37
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.36).

10.2.38
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.39
Employment Agreement, dated as of December 31, 2007, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated December 31, 2007, filed on January 2, 2008. (File No. 000-07258, Exhibit 99.1)

10.2.40
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.41
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

10.2.44
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.2)

10.2.45
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.3)

10.2.46
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

10.2.47
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003.  (File No. 000-07258, Exhibit 10.2.30).

10.2.48
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements.

10.2.49
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003.  (File No. 000-07258, Exhibit 10.2.31).

10.2.50
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008.  (File No. 000-07258, Exhibit 10.1).

10.2.51
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008.  (File No. 000-07258, Exhibit 10.2).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: April 1, 2008	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ DORRIT J. BERN	/S/ ERIC M. SPECTER
Dorrit J. Bern	Eric M. Specter
Chairman of the Board	Executive Vice President
President and Chief Executive Officer	Chief Financial Officer
April 1, 2008	April 1, 2008

/S/ JOHN J. SULLIVAN	/S/ WILLIAM O. ALBERTINI
John J. Sullivan	William O. Albertini
Vice President, Corporate Controller	Director
Chief Accounting Officer	April 1, 2008
April 1, 2008

/S/ YVONNE M. CURL	/S/ CHARLES T. HOPKINS
Yvonne M. Curl	Charles T. Hopkins
Director	Director
April 1, 2008	April 1, 2008

/S/ KATHERINE M. HUDSON	/S/ PAMELA DAVIES
Katherine M. Hudson	Pamela Davies
Director	Director
April 1, 2008	April 1, 2008

/S/ JEANNINE STRANDJORD	/S/ ALAN ROSSKAMM
Jeannine Strandjord	Alan Rosskamm
Director	Director
April 1, 2008	April 1, 2008

Exhibit Index

2.1
Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (File No. 000-07258, Exhibit 2.3).

2.2
Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001. (File No. 000-07258, Exhibit 2.4).

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

3.2
Amended Article 5, Subsection (d) to the Articles of Incorporation of Charming Shoppes, Inc., incorporated by reference to Form 8-K of the Registrant dated September 25, 2007, filed on September 26, 2007 (File No. 000-07258, Exhibit 3.1).

3.3	By-Laws, as Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999. (File No. 000-07258, Exhibit 3.2).

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

4.7
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 4.1).

4.8	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.7).

10.1.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999.  (File No. 333-71757, Exhibit No. 4.1).

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

10.1.4
Amendment dated as of October 17, 2007 to Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among Charming Shoppes Receivables Corp. (“CSRC”), Spirit of America, Inc. (“SOAI”), and U.S. Bank National Association, as Trustee (“Trustee”), incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.5
Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999.  (File No. 333-71757, Exhibit No. 4.2).

10.1.6
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

10.1.7
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

10.1.8
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

10.1.9
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

10.1.13
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (File No. 000-07258, Exhibit 99.1).

10.1.14
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.15
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

10.1.16
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

10.1.17
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

10.1.19
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002.  (File No. 000-07258, Exhibit 10.4).

10.1.20
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002.  (File No. 000-07258, Exhibit 10.5).

10.1.21
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

10.1.22
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

10.1.23
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

10.1.24
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

10.1.25
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.26
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.27
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.28
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.29
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.30
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.31
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

10.1.32
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

10.1.33
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.34
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.35
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.36
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.1.37
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.38
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.39
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.40
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.41
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.42
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.43
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

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

10.2.5
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.5).

10.2.6
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

10.2.23
2004 Stock Award and Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 19, 2004 (File No. 000-07258).

10.2.24
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.25
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005.  (File No. 000-07258, Exhibit 99.2)

10.2.26
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005.  (File No. 000-07258, Exhibit 99.4)

10.2.27
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006.  (File No. 000-07258, Exhibit 99.1)

10.2.28
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.29
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003.  (File No. 000-07258, Exhibit 10.1).

10.2.30
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.29).

10.2.31
2003 Incentive Compensation Plan, incorporated by reference to Appendix C of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 22, 2003 (File No. 000-07258).

10.2.32
Charming Shoppes Variable Deferred Compensation Plan For Executives, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 8-K of the Registrant dated December 13, 2005, filed December 16, 2005.  (File No. 000-07258, Exhibit 99.1).

10.2.33
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes Variable Deferred Compensation Plan for Executives and the Charming Shoppes Non-Employee Director Compensation Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.32).

10.2.34
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.35
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

10.2.37
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007.  (File No. 000-07258, Exhibit 10.2.36).

10.2.38
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005. (File No. 000-07258, Exhibit 99.1)

10.2.39
Employment Agreement, dated as of December 31, 2007, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated December 31, 2007, filed on January 2, 2008. (File No. 000-07258, Exhibit 99.1)

10.2.40
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.41
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

10.2.44
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.2)

10.2.45
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006. (File No. 000-07258, Exhibit 99.3)

10.2.46
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

10.2.47
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003.  (File No. 000-07258, Exhibit 10.2.30).

10.2.48
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements.

10.2.49
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003.  (File No. 000-07258, Exhibit 10.2.31).

10.2.50
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008.  (File No. 000-07258, Exhibit 10.1).

10.2.51
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008.  (File No. 000-07258, Exhibit 10.2).

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