Form 10-Q
period 2008-05-03
CHARMING SHOPPES INC
filed 2008-06-06
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of June 4, 2008 was 113,445,915 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3,	February 2,
(In thousands, except share amounts)	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$79,175	$61,335
Available-for-sale securities	6,456	13,364
Accounts receivable, net of allowances of $6,762 and $6,262	8,190	33,535
Investment in asset-backed securities	116,119	115,912
Merchandise inventories	371,097	330,216
Deferred advertising	8,177	5,546
Deferred taxes	8,459	7,531
Prepayments and other	140,432	151,716
Current assets of discontinued operations	114,051	132,753
Total current assets	852,156	851,908

Property, equipment, and leasehold improvements – at cost	1,073,041	1,107,662
Less accumulated depreciation and amortization	633,128	658,410
Net property, equipment, and leasehold improvements	439,913	449,252

Trademarks and other intangible assets	188,762	188,942
Goodwill	66,666	66,666
Other assets	55,820	56,536
Total assets	$1,603,317	$1,613,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,541	$122,629
Accrued expenses	163,879	167,002
Current liabilities of discontinued operations	45,697	48,504
Current portion – long-term debt	8,566	8,827
Total current liabilities	376,683	346,962

Deferred taxes	37,394	37,275
Other non-current liabilities	208,245	192,454
Long-term debt	306,039	306,169

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 151,882,380 shares and 151,569,850 shares	15,188	15,157
Additional paid-in capital	411,127	407,499
Treasury stock at cost – 38,482,213 shares and 36,477,246 shares	(347,730)	(336,761)
Accumulated other comprehensive income/(loss)	(3)	22
Retained earnings	596,374	644,527
Total stockholders’ equity	674,956	730,444
Total liabilities and stockholders’ equity	$1,603,317	$1,613,304

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
(In thousands, except per share amounts)	2008	2007

Net sales	$641,346	$696,614

Cost of goods sold, buying, catalog, and occupancy expenses	447,183	473,151
Selling, general, and administrative expenses	186,795	180,098
Restructuring charges	3,611	0
Total operating expenses	637,589	653,249

Income from operations	3,757	43,365

Other income	515	1,330
Interest expense	(2,369)	(3,263)

Income from continuing operations before income taxes	1,903	41,432
Income tax provision	1,246	14,966

Income from continuing operations	657	26,466

Loss from discontinued operations, net of income tax benefit of $20,854 in 2008 and $302 in 2007	(35,114)	(168)

Net income/(loss)	(34,457)	26,298

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities, net of income tax
benefit of $15 in 2008 and $1 in 2007	(25)	(3)

Comprehensive income/(loss)	$(34,482)	$26,295

Basic net income/(loss) per share:
Income from continuing operations	$.01	$.22
Loss from discontinued operations, net of tax	(.31)	.00
Net income/(loss)(1)	$(.30)	$.21

Diluted net income/(loss) per share:
Income from continuing operations	$.01	$.20
Loss from discontinued operations, net of tax	(.30)	.00
Net income/(loss)(1)	$(.30)	$.20

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements
____________________
(1) Results may not add due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
(In thousands)	2008	2007

Operating activities
Net income/(loss)	$(34,457)	$26,298
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	27,188	22,744
Estimated loss on disposition of discontinued operations	45,251	0
Deferred income taxes	(1,036)	(395)
Stock-based compensation	2,898	2,924
Excess tax benefits related to stock-based compensation	0	(636)
Write-down of deferred taxes related to stock-based compensation	(263)	0
Write-down of capital assets	1,919	0
Net loss from disposition of capital assets	558	460
Net gain from securitization activities	(367)	(328)
Changes in operating assets and liabilities
Accounts receivable, net	25,345	26,535
Merchandise inventories	(39,060)	(40,075)
Accounts payable	30,864	18,496
Deferred advertising	(5,142)	1,006
Prepayments and other	(8,952)	4,349
Income taxes payable	0	1,869
Accrued expenses and other	1,414	(4,318)
Net cash provided by operating activities	46,160	58,929

Investing activities
Investment in capital assets	(22,014)	(37,511)
Gross purchases of securities	(12,636)	(1,322)
Proceeds from sales of securities	19,404	2,563
Increase in other assets	(36)	(2,546)
Net cash used by investing activities	(15,282)	(38,816)

Financing activities
Proceeds from issuance of senior convertible notes	0	250,000
Proceeds from long term borrowings	87	0
Repayments of long-term borrowings	(2,271)	(2,749)
Payments of deferred financing costs	(45)	(6,250)
Excess tax benefits related to stock-based compensation	0	636
Purchase of hedge on senior convertible notes	0	(82,250)
Sale of common stock warrants	0	49,050
Purchases of treasury stock	(10,969)	(131,102)
Net proceeds/(payments) from shares issued under employee stock plans	69	(373)
Net cash provided/(used) by financing activities	(13,129)	76,962

Increase in cash and cash equivalents	17,749	97,075
Cash and cash equivalents, beginning of period	61,842	143,838
Cash and cash equivalents, end of period	$79,591	$240,913

Non-cash financing and investing activities
Assets acquired through capital leases	$1,793	$0

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated balance sheet as of May 3, 2008, condensed consolidated statements of operations and comprehensive income for the thirteen weeks ended May 3, 2008 and May 5, 2007, and condensed consolidated statements of cash flows for the thirteen weeks ended May 3, 2008 and May 5, 2007 have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  In our opinion, we have made all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our February 2, 2008 Annual Report on Form 10-K.  The results of operations for the thirteen weeks ended May 3, 2008 and May 5, 2007 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the term “Fiscal 2009” refers to our fiscal year ending January 31, 2009 and the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008.  The term “Fiscal 2010” refers to our fiscal year ending January 30, 2010.  The term “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008 and the term “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 5, 2007.  The term “Fiscal 2009 Second Quarter” refers to our fiscal quarter ending August 2, 2008.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Discontinued Operations

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  The non-core misses apparel catalog titles met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as held for sale as of May 3, 2008.  The operations and cash flows will be eliminated from our financial statements upon the sale and we will not have any significant involvement in the operations after the sale.  Accordingly, the results of the non-core misses apparel catalog titles have been reported as discontinued operations in our consolidated statements of operations and balance sheets for all periods presented.

Results from discontinued operations for the 13 weeks ended May 3, 2008 and May 5, 2007, net of income tax benefit, were as follows:

	Thirteen Weeks Ended
	May 3,		May 5,
(In thousands)	2008		2007

Net sales	$64,679		$88,098

Loss from discontinued operations	$(55,968	)(1)	$(470)
Income tax benefit	20,854	(1)	302
Loss from discontinued operations, net of income tax benefit	$(35,114	)(1)	$(168)
____________________
(1)Includes estimated loss on disposition of ($28,390), net of an income tax benefit of $16,861 and loss from operations of ($6,724), net of an income tax benefit of $3,993.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

The financial information included in these Notes to Condensed Consolidated Financial Statements reflects only the results of our continuing operations.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations. We consider our retail stores and store-related E-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related E-commerce into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations are reported under the Direct-to-Consumer segment.  The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET®), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE® (including PETITE SOPHISTICATE OUTLET®) brands.  The Direct-to-Consumer segment, excluding discontinued operations, derives its revenues from catalog sales and catalog-related E-commerce sales under our LANE BRYANT WOMAN® and FIGI’S® titles.  See “Discontinued Operations” above and “Note 10. Segment Reporting” below for further information regarding our discontinued operations and segment reporting.

Stock-based Compensation

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 11.  Stock-Based Compensation Plans” in our February 2, 2008 Annual Report on Form 10-K.

Shares available for future grants under our stock-based compensation plans as of May 3, 2008:

2004 Stock Award and Incentive Plan	735,591
2003 Non-Employee Directors Compensation Plan	186,324
1994 Employee Stock Purchase Plan	967,767
1988 Key Employee Stock Option Plan	111,224

Stock option and stock appreciation right activity for the thirteen weeks ended May 3, 2008:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at February 2, 2008	1,894,874	$5.95	$1.00	–	$13.84	$1,777
Granted – option price equal to market price	2,572,176	5.00	5.00	–	5.00
Canceled/forfeited	(42,037)	6.81	1.00	–	12.48
Exercised	(80,863)	4.65	1.00	–	5.47	67	(2)
Outstanding at May 3, 2008	4,344,150	$5.40	$1.00	–	$13.84	$0
Exercisable at May 3, 2008	1,722,564	$6.13	$1.00	–	$13.84	$0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Stock-based compensation expense for the thirteen weeks ended May 3, 2008 and May 5, 2007 includes (i) compensation cost for all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock, restricted stock unit, and stock appreciation right awards.

	Thirteen Weeks Ended
	May 3,	May 5,
(In thousands)	2008	2007

Total stock-based compensation expense	$2,898	$2,924

We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights, and amortize stock-based compensation on a straight-line basis over the requisite service period of an award.  Estimates or assumptions we used under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” in our February 2, 2008 Annual Report on Form 10-K.

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding, was $22,229,000 as of May 3, 2008.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

	May 3,	February 2,
(In thousands)	2008	2008

Due from customers	$14,952	$39,797
Allowance for doubtful accounts	(6,762)	(6,262)
Net accounts receivable	$8,190	$33,535

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Trademarks and Other Intangible Assets

	May 3,	February 2,
(In thousands)	2008	2008

Trademarks, tradenames, and internet domain names	$187,988	$187,988
Customer lists, customer relationships, and covenant not to compete	6,172	6,172
Total at cost	194,160	194,160
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	5,398	5,218
Net trademarks and other intangible assets	$188,762	$188,942

Note 4. Long-term Debt

	May 3,	February 2,
(In thousands)	2008	2008

Long-term debt
1.125% Senior Convertible Notes, due May 2014	$275,000	$275,000
Capital lease obligations	14,042	13,698
6.07% mortgage note, due October 2014	10,913	11,078
6.53% mortgage note, due November 2012	6,300	6,650
7.77% mortgage note, due December 2011	7,739	7,897
Other long-term debt	611	673
Total long-term debt	314,605	314,996
Less current portion	8,566	8,827
Long-term debt	$306,039	$306,169

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

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $810,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the life of the notes (seven years).  The issuance of the 1.125% Notes is more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” in our February 2, 2008 Annual Report on Form 10-K.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

On April 30, 2007 we called for the June 4, 2007 redemption of our $149,999,000 outstanding aggregate principal amount of 4.75% Senior Convertible Notes due June 2012 (the “4.75% Notes”).  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share until the close of business on June 1, 2007.  As of June 4, 2007 the holders of $149,956,000 principal amount of the 4.75% Notes had exercised their right to convert their notes into an aggregate of 15,145,556 shares of our common stock and the remaining notes were redeemed for $43,000.  In addition, we paid $392,000 in lieu of fractional shares.

Note 5. Stockholders’ Equity

Thirteen
Weeks Ended
May 3,
(Dollars in thousands)	2008

Total stockholders’ equity, beginning of period	$730,444
Cumulative effect of adoption of EITF Issue No. 06-4(1)	(13,696)
Net loss	(34,457)
Issuance of common stock (312,530 shares), net of shares withheld for payroll taxes	69
Purchase of treasury shares (2,004,967 shares)	(10,969)
Stock-based compensation expense	2,898
Tax benefit related to call options	955
Write-down of deferred taxes related to stock-based compensation	(263)
Unrealized losses on available-for-sale securities, net of income tax benefit	(25)
Total stockholders’ equity, end of period	$674,956
____________________
(1) See “Note 13. Impact of Recent Accounting Pronouncements” below.

Note 6. Customer Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs, we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs in connection with administering these programs as cost of goods sold when incurred.  During the thirteen weeks ended May 3, 2008 we recognized revenues of $5,098,000 and during the thirteen weeks ended May 5, 2007 we recognized revenues of $5,702,000 in connection with our loyalty card programs.

During Fiscal 2008 we began offering loyalty programs in connection with the issuance of our LANE BRYANT and PETITE SOPHISTICATE proprietary credit cards.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  We do not charge membership fees in connection with these programs.  Our FASHION BUG brand also offers a loyalty card program that does not charge membership fees.

We accrued $1,589,000 as of May 3, 2008 and $2,000,000 as of February 2, 2008 for the estimated costs of discounts earned and coupons issued and not redeemed under these programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Income/(Loss) Per Share

	Thirteen Weeks Ended
	May 3,	May 5,
(In thousands, except per share amounts)	2008	2007

Basic weighted average common shares outstanding	114,588	123,003
Dilutive effect of assumed conversion of 4.75% Senior Convertible Notes(1)	0	15,182
Dilutive effect of stock options, stock appreciation rights, and awards	754	1,753
Diluted weighted average common shares and equivalents outstanding	115,342	139,938

Income from continuing operations	$657	$26,466
Decrease in interest expense from assumed conversion of 4.75% Senior Convertible
Notes, net of income tax benefit(1)	0	1,128
Income from continuing operations used to determine diluted net income per share	657	27,594
Loss from discontinued operations, net of income tax benefit	(35,114)	(168)
Net income/(loss) used to determine diluted net income/(loss) per share	$(34,457)	$27,426

Options with weighted average exercise price greater than market price, excluded from computation of net income/(loss) per share:
Number of shares	1,414	1
Weighted average exercise price per share	$6.66	$13.84
____________________
(1) The 4.75% Senior Convertible Notes were converted or redeemed on June 4, 2007 (see “Note 4. Long-term Debt” above).

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share, we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  See “Note 4. Long-term Debt” above and “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” in our February 2, 2008 Annual Report on Form 10-K for further information regarding our 1.125% Notes, our call options and warrants, and the conversion of our 4.75% Notes.

Note 8. Income Taxes

Our provision for income taxes for the Fiscal 2009 First Quarter was $1,246,000 on income from continuing operations before taxes of $1,903,000 as compared to a provision for income taxes of $14,966,000 on income from continuing operations before taxes of $41,432,000 for the Fiscal 2008 First Quarter.  The Fiscal 2009 First Quarter provision for income taxes was impacted by an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48 as detailed below.

We adopted the provisions of FIN No. 48 effective as of February 4, 2007.  See “Item 8.  Financial Statements and Supplementary Data; Note 7. Income Taxes” in our February 2, 2008 Annual Report on Form 10-K for further information regarding our adoption of FIN No. 48.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

As of May 3, 2008 our gross unrecognized tax benefits were $26,867,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $18,761,000.  The accrued interest and penalties as of May 3, 2008 were $10,157,000.  During the Fiscal 2009 First Quarter the gross unrecognized tax benefits increased by $202,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $173,000.  Accrued interest and penalties increased during the Fiscal 2009 First Quarter by $343,000.

As of May 3, 2008 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $682,000 due to resolutions of audits or expirations of statutes of limitations related to U.S. Federal and state tax positions.

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

Note 9. Asset Securitization

Our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transfers its interest in all the receivables, including LANE BRYANT CATALOG credit card receivables but excluding other Crosstown Traders receivables, to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp. (“CSRC”), a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).

Through Fiscal 2007 our Crosstown Traders apparel-related catalog proprietary credit card receivables, which we securitized subsequent to our acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders.  Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a separate and distinct special-purpose entity.  On February 5, 2007 the Bank acquired the account relationships of the Crosstown Traders catalog proprietary credit cards and all subsequent new receivables are originations of the Bank.  This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program.

The QSPEs can sell interests in these receivables on a revolving basis for a specified term.  At the end of the revolving period an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.  All assets of the QSPEs (including the receivables) are isolated and support the securities issued by those entities. Our asset securitization program is more fully described in “Item 8. Financial Statements and Supplementary Data; Note 17. Asset Securitization” in our February 2, 2008 Annual Report on Form 10-K.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

We securitized $227,595,000 of private label credit card receivables during the Fiscal 2009 First Quarter and had $596,081,000 of securitized credit card receivables outstanding as of May 3, 2008.  We held certificates and retained interests in our securitizations of $116,119,000 as of May 3, 2008, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of May 3, 2008 our investment in asset-backed securities included $50,935,000 of QSPE certificates, an I/O strip of $23,667,000, and other retained interests of $41,517,000.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9,450,000 that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of May 3, 2008.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of May 3, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related E-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related E-commerce into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations, excluding discontinued operations, are separately reported under the Direct-to-Consumer segment.

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our February 2, 2008 Annual Report on Form 10-K.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared service costs, information systems support costs, and insurance costs to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store selling, buying, occupancy, and warehousing costs.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation costs; E-commerce advertising costs; warehousing costs; and order processing costs.

Corporate and Other includes unallocated general and administrative costs; shared services costs; insurance costs; information systems support costs; corporate depreciation and amortization; corporate occupancy costs; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and taxes.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

Selected financial information for our operations by reportable segment (excluding discontinued operations) and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other		Consolidated

Thirteen weeks ended May 3, 2008
Net sales	$613,391	$26,946	$1,009		$641,346
Depreciation and amortization	11,927	38	15,121		27,086	(3)
Income before interest and taxes	43,028	(4,199)	(34,557	)(2)	4,272
Interest expense			(2,369)		(2,369)
Income tax provision			(1,246)		(1,246)
Income from continuing operations	43,028	(4,199)	(38,172)		657
Capital expenditures	18,721	0	2,972		21,693	(3)

Thirteen weeks ended May 5, 2007
Net sales	$685,781	$10,274	$559		$696,614
Depreciation and amortization	12,361	22	10,327		22,710	(3)
Income before interest and taxes	75,285	(776)	(29,814)		44,695
Interest expense			(3,263)		(3,263)
Income tax provision			(14,966)		(14,966)
Income from continuing operations	75,285	(776)	(48,043)		26,466
Capital expenditures	29,834	8	7,550		37,392	(3)
____________________
(1) Fiscal 2009 First Quarter includes LANE BRYANT WOMAN catalog.
(2) Includes $3,611 of restructuring charges related to the Retail Stores segment (see “NOTE 11. RESTRUCTURING CHARGES” below).
   (3)  Fiscal 2009 First Quarter excludes $102 of depreciation and amortization and $321 of capital expenditures, and Fiscal 2008 First Quarter excludes $34 of depreciation and amortization and $119 of capital expenditures, related to our discontinued operations.

Note 11. Restructuring Charges

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of our operating functions.  The costs of this plan included accelerated depreciation, severance and retention, and relocation costs.

The accelerated depreciation represents the change in the estimated useful life of the Memphis facility and was recognized over the period from the inception of the plan to the closing date of the facility, which was the end of the Fiscal 2009 First Quarter.  Severance and retention costs represent involuntary termination benefits for approximately 80 employees who did not relocate from the Memphis facility to our Bensalem headquarters.  Relocation costs represent estimated costs to relocate approximately 30 employees from Memphis to Bensalem.  The involuntary terminations and relocations were completed during the Fiscal 2009 First Quarter.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring Charges (Continued)

In February 2008 we announced additional initiatives and actions to: streamline our business operations and further sharpen our focus on our core businesses; reduce selling, general, and administrative expenses and capital expenditures; improve cash flow; and enhance shareholder value.  The initiatives and actions include: the elimination of approximately 150 corporate and field management positions; a decrease in the capital budget for Fiscal 2009, primarily through a significant reduction in the number of planned store openings for Fiscal 2009; the closing of approximately 150 under-performing stores; and the closing of our full-line PETITE SOPHISTICATE stores.  To date, we have completed the elimination of corporate and field positions, closed 23 of the identified under-performing stores, and expect to complete the remainder of these initiatives by the end of Fiscal 2009.

We accounted for the above plans in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

The following table summarizes the costs incurred to date and the total estimated costs to be recognized under the plans:

	Costs	Costs Incurred	Estimated	Total
	Incurred	for Quarter	Remaining	Estimated
	as of	Ended	Costs	Costs as of
	February 2,	May 3,	to be	May 3,
(In thousands)	2008	2008	Incurred	2008

Severance, retention, and related costs	$2,792	$389	$2	$3,183
Store lease termination costs	0	572	9,089	9,661
Asset writedowns and accelerated depreciation	11,325	1,919	101	13,345
Relocation and other closing costs	241	731	528	1,500
Total	$14,358	$3,611	$9,720	$27,689

The following table summarizes the severance, retention, and related costs accrued in accordance with SFAS No. 146 and SFAS No. 112 and the payments/settlements for the above plans as of May 3, 2008:

		Costs Accrued
		for Quarter		Accrued
	Balance at	Ended		as of
	February 2,	May 3,	Payments/	May 3,
(In thousands)	2008	2008	Settlements	2008

Severance, retention, and related costs	$2,688	$389	$(2,343)	$734

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements

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

In February 2008 the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The FSP amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and certain related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The scope exception of FSP FAS No. 157-1 does not apply to assets acquired or liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141(R) (see “Note 13. Impact of Recent Accounting Pronouncements” below), regardless of whether those assets and liabilities are related to leases.  The scope exception also does not apply to fair value measurements required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or FASB Interpretation No. 21, “Accounting for Leases in a Business Combination.”  FSP FAS No. 157-1 is effective on the initial adoption of SFAS No. 157.  In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not currently recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.

Under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods, including discounted cash flow projections based on available market interest rates and management estimates of future cash payments. Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

•      Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•      Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

•      Level 3 – Unobservable inputs that are not corroborated by market data.

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2009.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2010.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and we do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements (Continued)

Our financial assets and liabilities subject to SFAS No. 157 as of May 3, 2008 were as follows:

	Balance
	May 3,	Fair Value Method Used
(In thousands)	2008	Level 2	Level 3(1)

Assets
Available-for-sale securities(2)	$6,456	$6,456
Certificates and retained interests in securitized receivables	116,119		$116,119

Liabilities
Servicing liability	3,079		3,079
____________________
(1) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.
(2) Unrealized gains and losses on our available-for-sale securities are included in stockholders’ equity until realized and realized gains and losses are recognized in income when the securities are sold.

We estimate the fair value of our certificates and retained interests in our securitized receivables based on the present value of future expected cash flows using assumptions for the average life of the receivables sold, anticipated credit losses, and the appropriate market discount rate commensurate with the risks involved.  This cash flow includes  an “interest-only” (“I/O”) strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

The fair value of our servicing liabilities represents the present value of the excess of our cost of servicing over the servicing fees received.  We determine the fair value by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold.  The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used to value the certificates and retained interests.

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the three months ended May 3, 2008:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, February 2, 2008	$115,912	$3,038
Additions to I/O strip and servicing liability	10,046	1,298
Net additions to other retained interests	549
Reductions and maturities of QSPE certificates	(750)
Amortization and valuation adjustments to I/O strip and servicing liability	(9,638)	(1,257)
Balance, May 3, 2008	$116,119	$3,079

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Impact of Recent Accounting Pronouncements

In September 2006, the FASB ratified the consensus of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.”  EITF Issue No. 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and an employee.  EITF Issue No. 06-4 requires employers to recognize a liability for future benefits payable to the employee under such agreements.  The effect of applying the provisions of Issue No. 06-4 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.  We adopted the provisions of EITF Issue No. 06-4 effective as of the beginning of Fiscal 2009 and recognized a cumulative-effect adjustment of $13,696,000, increasing our liabilities related to our split-dollar life insurance agreements with former executive employees and reducing the February 3, 2008 balance of retained earnings.

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

The provisions of SFAS No. 159 were effective as of the beginning of Fiscal 2009.  We did not elect the fair value option for any existing or new financial assets or liabilities that were not previously accounted for at fair value; therefore, SFAS No. 159 had no impact on our financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141I, “Business Combinations,” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  As compared to SFAS No. 141 and ARB No. 51, these statements change the accounting for business combinations and non-controlling interests in subsidiaries by requiring:

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

We will be required to adopt the provisions of SFAS No. 141I and SFAS No. 160 prospectively effective as of the beginning of Fiscal 2010.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Impact of Recent Accounting Pronouncements (Continued)

In February 2008 the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP FAS No. 140-3 addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same.  The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  However, if certain criteria specified in FSP FAS No. 140-3 are met, the initial transfer and repurchase financing may be evaluated separately under SFAS No. 140.

The provisions of FSP FAS No. 140-3 will be effective prospectively as of the beginning of Fiscal 2010.  We do not expect that the adoption of FSP FAS No. 140-3 will have a material effect on our financial position or results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161 entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

We will be required to adopt the provisions of SFAS No. 161 as of the beginning of Fiscal 2010.

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components.  The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital.  The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

FSP APB 14-1 is to be applied retrospectively to all past periods presented, and will apply to our 1.125% Senior Convertible Notes due May 2014.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal would not affect our cash flows.  We will be required to adopt the provisions of FSP APB 14-1 as of the beginning of Fiscal 2010.  We are currently evaluating the impact of the adoption of FSP APB 14-1 on our financial statements.

Note 14. Subsequent Event

On May 23, 2008 we completed the sale of our Memphis, Tennessee distribution center.  We received $4,813,000 of cash in connection with the sale of the facility and we will recognize a pre-tax gain on the sale of approximately $1,835,000 in our Fiscal 2009 Second Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  As used in this management’s discussion and analysis, “Fiscal 2009” refers to our fiscal year ending January 31, 2009 and “Fiscal 2008” refers to our fiscal year ended February 2, 2008.  “Fiscal 2009 First Quarter” refers to the thirteen weeks ended May 3, 2008 and “Fiscal 2008 First Quarter” refers to the thirteen weeks ended May 5, 2007.  “Fiscal 2009 Second Quarter” refers to the thirteen weeks ending August 2, 2008.  “Fiscal 2008 Fourth Quarter” refers to the thirteen weeks ended February 2, 2008.  The terms “Charming Shoppes, Inc.,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, which are discussed in more detail in “PART I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 2, 2008 and in “PART II. OTHER INFORMATION; Item 1A. Risk Factors” below:

•
Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors, which we may not be able to successfully accomplish in the future.

•	A continuing slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to reduced consumer demand for our products in the future.

•	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

•	We cannot assure the successful consummation of our expected sale of our non-core misses apparel catalog titles.

•
We cannot assure the successful implementation of our business plan for our LANE BRYANT WOMAN catalog or the realization of our anticipated benefits from our re-launch of the LANE BRYANT credit card program.

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

•
We cannot assure the successful implementation of our planned cost reduction and capital budget reduction plans; the effective implementation of our plans for consolidation of our CATHERINES brand, a new organizational structure; and enhancements in our merchandise and marketing; and we cannot assure the realization of our anticipated annualized expense savings from our restructuring announced in February 2008.

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

•
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances.  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Historically, actual results have not differed materially from those determined using required estimates.  Our critical accounting policies are discussed in the management’s discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Except as disclosed in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

RECENT DEVELOPMENTS

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  The non-core misses apparel catalog titles met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as held for sale as of May 3, 2008.  The operations and cash flows will be eliminated from our financial statements upon the sale and we will not have any significant involvement in the operations after the sale.  Accordingly, the results of the non-core misses apparel catalog titles have been presented as discontinued operations in our consolidated statements of operations and balance sheets for all periods presented.  The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects only the results of our continuing operations (see “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

On May 23, 2008 we completed the sale of our Memphis, Tennessee distribution center.  We received $4.8 million of cash in connection with the sale of the facility and we will recognize a pre-tax gain on the sale of approximately $1.8 million in our Fiscal 2009 Second Quarter.

OVERVIEW

This overview of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents a high-level summary of more detailed information contained elsewhere in this Report on Form 10-Q.  The intent of this overview is to put this detailed information into perspective and to introduce the discussion and analysis contained in this MD&A.  Accordingly, this overview should be read in conjunction with the remainder of this MD&A and with the financial statements and other detailed information included in this Report on Form 10-Q and should not be separately relied upon.

During the Fiscal 2009 First Quarter we continued to experience downward traffic trends in our stores.  We believe these negative trends are influenced by a challenging retail and economic environment, resulting in a reduced demand for core seasonal and casual merchandise offerings as consumers have become more selective with their purchases.  The reduced demand in our core seasonal and casual merchandise offerings more than offset favorable responses to our other merchandise offerings, such as intimate apparel and our Right Fit pant programs.  Although our comparable store sales are 13% lower for the quarter, our strategy to operate with much leaner inventories, which were down 13% on a comparable basis to the prior year, allowed us to be less aggressive in our promotional strategy.  As a result, our merchandise margins improved as compared to the Fiscal 2008 First Quarter.

Given the continuing uncertain economic climate, we anticipate continued weak traffic trends for the Fiscal 2009 Second Quarter.  We will continue to work diligently to mitigate our same store sales decreases and continue to address our merchandise offerings in order to meet our customers’ needs.

During the Fiscal 2009 First Quarter we continued to reduce our expenses.  Although our expenses increased as a percentage of sales as a result of negative leverage from the decrease in comparable store sales, we were able to hold expense dollars flat as compared to the Fiscal 2008 First Quarter.  We expect to continue to benefit from our expense control initiatives during the remainder of the year.  One of these initiatives is the relocation of our CATHERINES operations from Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania that we announced in November 2007 and completed during March 2008.  We anticipate the consolidation will result in additional pre-tax expense savings, primarily in payroll and occupancy costs, during the remainder of the year.

We also began to implement our initiative announced in February 2008 to close approximately 150 under-performing stores, which will result in the elimination of losses from the under-performing stores upon closing.  During the Fiscal 2009 First Quarter we closed 23 under-performing stores and expect to complete the remaining store closures during the remainder of Fiscal 2009.

During the Fiscal 2009 First Quarter we announced that we were exploring a broad range of operating and strategic alternatives that are expected to result in the sale of our non-core misses apparel catalog titles.  Accordingly, the results of the non-core misses apparel catalog titles within our Direct-to-Consumer segment have been classified as a discontinued operation.  Our Direct-to-Consumer segment results, excluding these discontinued operations, include primarily our LANE BRYANT WOMAN and FIGI’S catalogs and related websites.

While we are committed to executing our long-term growth strategy as a multi-brand, multi-channel retailer, we are taking a conservative operating approach given the continuing uncertain economic climate and our expectations for continuing weak traffic trends.  We expect the difficult retail apparel environment to continue and, in response, we will maintain lean inventories and carefully control operating expenses in an effort to continue to generate positive free cash flow.

Our balance sheet remains strong, with ample liquidity through our $85.6 million of cash and available-for-sale securities (an increase of $10.9 million from the end of Fiscal 2008) and our committed $375.0 million revolving credit facility that had no outstanding borrowings at the end of the Fiscal 2009 First Quarter.

The following discussion of our results of operations and liquidity and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” and “RECENT DEVELOPMENTS” above).

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage
	Thirteen Weeks Ended(1)		Change
	May 3,	May 5,	From Prior
	2008	2007	Period

Net sales	100.0%	100.0%	(7.9)%
Cost of goods sold, buying, catalog, and occupancy expenses	69.7	67.9	(5.5)
Selling, general, and administrative expenses	29.1	25.9	3.7
Restructuring charges	0.6	0.0	–
Income from operations	0.6	6.2	(91.3)
Other income	0.1	0.2	(61.3)
Interest expense	0.4	0.5	(27.4)
Income tax provision	0.2	2.1	(91.7)
Income from continuing operations	0.1	3.8	(97.5)
Loss from discontinued operations, net of tax	(5.5)	0.0	–
Net income (loss)	(5.4)	3.8	(231.0)
____________________
(1) Results may not add due to rounding.

The following table shows details of our consolidated total net sales and income from operations:

	Thirteen Weeks Ended
	May 3,	May 5,
(In millions)	2008	2007

Net sales
FASHION BUG	$222.3	$257.0
LANE BRYANT	298.3	323.2
CATHERINES	86.8	100.8
Other retail stores(1)	6.0	4.8
Total Retail Stores segment	613.4	685.8
Total Direct-to-Consumer segment	26.9	10.3
Corporate and other(2)	1.0	0.5
Total net sales	$641.3	$696.6

Income from operations
FASHION BUG	$6.9	$19.1
LANE BRYANT	29.6	39.5
CATHERINES	7.1	16.9
Other retail stores(1)	(0.6)	(0.1)
Total Retail Stores segment	43.0	75.4
Total Direct-to-Consumer segment	(4.2)	(0.8)
Corporate and other	(35.0)	(31.2)
Total income from operations	$3.8	$43.4
____________________
(1) Includes PETITE SOPHISTICATE stores, which began operations in October 2007, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(2) Primarily revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(13)%	0%
FASHION BUG	(12)	(2)
LANE BRYANT	(12)	0
CATHERINES	(16)	5

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
FASHION BUG	1	1
LANE BRYANT(3)	4	10
CATHERINES	1	1
Other retail stores(4)	0	1

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(1)	(1)
LANE BRYANT	(3)	(3)
CATHERINES	(0)	(0)

Increase/(decrease) in Retail Stores segment sales	(11)	9

Direct-to-Consumer segment
Increase in Direct-to-Consumer segment sales	162 (5)	15

Increase/(decrease) in consolidated total net sales	(8)	9
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

(2) Includes incremental Retail Stores segment E-commerce sales.
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(5) Primarily due to LANE BRYANT CATALOG which began operations in the Fiscal 2008 Fourth Quarter.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2009 and planned store activity for all of Fiscal 2009:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2009 Year-to-Date:
Stores at February 2, 2008	989	896		468	56		2,409

Stores opened	5	15	(2)	5	2		27
Stores closed(3)	(20)	(6)		(3)	(0)		(29)
Net change in stores	(15)	9		2	2		(2)

Stores at May 3, 2008	974	905		470	58		2,407

Stores relocated during period	7	13		5	0		25

Fiscal 2009:
Planned store openings	6	31-35	(4)	6-7	4	(5)	47-52
Planned store closings(6)	105-108	39-46		12	4	(7)	160-170
Planned store relocations	9-12	38-41	(8)	4-5	0		51-58
____________________
(1) Includes PETITE SOPHISTICATE OUTLET stores.
(2) Includes 2 LANE BRYANT OUTLET stores.
(3) Includes 15 FASHION BUG, 3 CATHERINES and 5 LANE BRYANT stores closed as part of the streamlining initiatives announced in February 2008.
(4) Includes approximately 11-13 LANE BRYANT intimate apparel side-by-side stores and 6-8 LANE BRYANT OUTLET stores.
(5) PETITE SOPHISTICATE OUTLET stores.
(6) Includes approximately 150 under-performing stores to be closed as part of the streamlining initiatives announced in February 2008.
(7) PETITE SOPHISTICATE stores.
(8) Includes approximately 13-16 conversions to LANE BRYANT intimate apparel side-by-side stores.

Comparison of Thirteen Weeks Ended May 3, 2008 and May 5, 2007

Net Sales

Consolidated Net Sales

The decrease in consolidated net sales in the Fiscal 2009 First Quarter as compared to the Fiscal 2008 First Quarter was primarily a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales.  These decreases were partially offset by net sales from our new LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2008, which is included in our Direct-to-Consumer segment.

Retail Store Segment Net Sales

Comparable store sales for the Fiscal 2009 First Quarter decreased at each of our Retail Stores brands as compared to the Fiscal 2008 First Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending, that we began to experience during the latter half of Fiscal 2008.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction decreased for FASHION BUG and CATHERINES stores, were flat for LANE BRYANT stores, and increased for our outlet stores.  We operated 2,407 stores as of May 3, 2008 as compared to 2,396 stores as of May 5, 2007.

We offer various loyalty card programs to our Retail Stores segment customers (see “Notes to Condensed Consolidated Financial Statements; Note 6. Customer Loyalty Card Programs” above).  During the Fiscal 2009 First Quarter we recognized revenues of $5.1 million and during the Fiscal 2008 First Quarter we recognized revenues of $5.7 million in connection with our loyalty card programs. As of November 2007 we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.

Direct-to-Consumer Segment Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website launched in the latter half of Fiscal 2008 and an increase in sales from our FIGI’S catalog.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased as a percentage of consolidated net sales in the Fiscal 2009 First Quarter as compared to the Fiscal 2008 First Quarter primarily as a result of negative leverage on buying and occupancy expenses from the decrease in comparable store sales and an increase in catalog advertising expenses.  Consolidated cost of goods sold decreased 1.4% as a percentage of consolidated net sales as a result of our strong inventory management and reduced promotional activity during the current-year period.  Consolidated buying, catalog, and occupancy expenses increased 3.2% as a percentage of consolidated net sales primarily as a result of negative leverage from the decrease in comparable store sales.

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

Retail Stores Segment Cost of Goods Sold, Buying, and Occupancy

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 1.4% higher in the Fiscal 2009 First Quarter as compared to the Fiscal 2008 First Quarter.  The merchandise margin in our Retail Stores segment improved in the Fiscal 2009 First Quarter as compared to the Fiscal 2008 First Quarter as a result of our strong inventory management and reduced promotional activity during the current-year period.  Buying and occupancy expenses for our Retail Stores segment were 2.2% higher in the Fiscal 2009 First Quarter as compared to the Fiscal 2008 First Quarter, primarily as a result of negative leverage from the decrease in comparable store sales.

Direct-to-Consumer Segment Cost of Goods Sold, Buying, Catalog, and Occupancy

The 23.6% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from higher-than-normal catalog advertising expenses incurred in connection with the start-up of our LANE BRYANT WOMAN catalog which was launched in October 2007.

Selling, General, and Administrative

Consolidated Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 2.7% as a percentage of consolidated net sales, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales.  Additionally, we recognized $3.8 million of expenses during the Fiscal 2009 First Quarter in connection with advisory and legal fees relating to a proxy contest which was settled in May 2008.

Retail Stores Segment Selling, General, and Administrative

Selling, general and administrative expenses as a percentage of net sales increased 2.9% for FASHION BUG, 3.5% for CATHERINES, and 1.7% for LANE BRYANT.  The increases primarily reflect the lack of leverage on selling expenses at each of the brands as a result of the decrease in comparable store sales.  General and administrative expenses as a percentage of sales were essentially flat at each brand reflecting efforts to control and reduce such expenses.

Direct-to-Consumer Segment Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 15.6% for our Direct-to-Consumer segment, primarily as a result of sales from our LANE BRYANT WOMAN catalog and related E-commerce website, which began operations during the latter half of Fiscal 2008.

Restructuring Charges

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of our operating functions and in February 2008 we announced additional cost-saving and streamlining initiatives as discussed in the overview above.  During the Fiscal 2009 First Quarter we recognized pre-tax charges of approximately $1.7 million for severance, retention, relocation, and lease termination costs related to these programs and approximately $1.9 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close and accelerated depreciation related to the closing of the Memphis facility.  We anticipate that the execution of the new organizational structure and cost-saving initiatives will result in approximately $28 million of annualized expense savings, primarily in the areas of non-store payroll, elimination of losses from under-performing stores, and occupancy costs.

Income Tax Provision

Our income tax provision for the Fiscal 2009 First Quarter was $1.2 million on income from continuing operations before taxes of $1.9 million as compared to a tax provision of $15.0 million on income from continuing operations before taxes of $41.4 million for the Fiscal 2008 First Quarter.  The Fiscal 2009 First Quarter provision for income taxes was impacted by an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of the Fiscal 2008 First Quarter.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand.  Discontinued operations for the Fiscal 2009 First Quarter includes an estimated after-tax loss from the planned disposal of the discontinued operations of $28.4 million.  See “RECENT DEVELOPMENTS” and “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	May 3,	February 2,
(Dollars in millions)	2008	2008

Cash and cash equivalents	$79.2	$61.3
Available-for-sale securities	6.5	13.4
Working capital	$475.5	$504.9
Current ratio	2.3	2.5
Long-term debt to equity ratio	45.3%	41.9%

Our net cash provided by operating activities decreased to $46.2 million for the Fiscal 2009 First Quarter from $58.9 million for the Fiscal 2008 First Quarter, primarily as a result of a $25.8 million decrease in income from continuing operations.  Our net investment in inventories decreased $13.4 million in the Fiscal 2009 First Quarter as compared to the Fiscal 2008 First Quarter as a result of our continued efforts to reduce inventory levels.  On a same-store basis, inventories decreased 13% as of the end of the Fiscal 2009 First Quarter as compared to the end of the Fiscal 2008 First Quarter.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $22.0 million during the Fiscal 2009 First Quarter as compared to $37.5 million for the Fiscal 2008 First Quarter.  Construction allowances received from landlords for the Fiscal 2009 First Quarter were $17.4 million as compared to $18.7 million for the Fiscal 2008 First Quarter.

As part of our streamlining initiatives announced in February 2008, we plan to significantly reduce capital expenditures for new store development, store relocations, and corporate technology in response to the current difficult economic environment.  We plan to open approximately 45-50 new stores in Fiscal 2009 as compared to 103 new stores in Fiscal 2008, and anticipate that our Fiscal 2009 gross capital expenditures will be approximately $75 million before construction allowances received from landlords as compared to gross capital expenditures of $137.7 million for Fiscal 2008.  We expect that approximately 80% of our Fiscal 2009 gross capital expenditures before construction allowances will support store development, including openings, relocations, and store improvements, with the remainder of the expenditures to be primarily for improvements to our information technology, distribution centers, and corporate infrastructure.  We expect to finance these capital expenditures principally through internally-generated funds and capital lease financing.

Debt, Lease, and Purchase Commitments

The financial table in “PART II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Debt, Lease, and Purchase Commitments” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 does not include an increase in our liability for future benefits payable to former executive employees under split-dollar life insurance agreements that we have recorded in accordance with our adoption of EITF Issue No. 06-4 (see “Notes to Condensed Consolidated Financial Statements; Note 13. Impact of Recent Accounting Pronouncements” above).  As a result of the adoption of EITF Issue No. 06-4, we recognized a $13.7 million increase in our split-dollar life insurance benefits payable through a cumulative effect adjustment as of February 3, 2008.  We recognized $1.6 million of the increase as a current liability (due in less than 1 year) and the remaining $12.1 million as a long-term liability.

Repurchases of Common Stock

During the Fiscal 2009 First Quarter we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under a $200 million share repurchase program announced in November 2007 and 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information related to our repurchases of common stock.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any; our capital requirements; our financial condition; and other relevant factors.  Our existing revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of Excess Availability (as defined in the facility agreement) for 30 days before and immediately after the payment of such dividends.

Off-Balance-Sheet Financing

Asset Securitization Program

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card programs.  Additional information regarding our asset securitization facility is included in “Notes to Condensed Consolidated Financial Statements; Note 9. Asset Securitization” above; under the caption “MARKET RISK” below; and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Asset Securitization” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” of our February 2, 2008 Annual Report on Form 10-K.

As of May 3, 2008, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2002-1	Series 2004-VFC	Series 2004-1	2005-RPA(1)	Series 2007-1

Date of facility	May 1999	November 2002	January 2004	August 2004	May 2005	October 2007
Type of facility	Conduit	Term	Conduit	Term	Conduit	Term
Maximum funding	$50.0	$100.0	$50.0	$180.0	$55.0	$320.0
Funding as of
May 3, 2008	$32.7	$10.5	$0.0	$180.0	$41.5	$320.0
First scheduled
principal payment	Not applicable	August 2007	Not applicable	April 2009	Not applicable	April 2012
Expected final
principal payment	Not applicable(2)	May 2008	Not applicable(2)	March 2010	Not applicable(2)	March 2013
Next renewal date	July 2008	Not applicable	January 2009	Not applicable	May 2009	Not applicable
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

We securitized $227.6 million of private label credit card receivables in the Fiscal 2009 First Quarter and had $596.1 million of securitized credit card receivables outstanding as of May 3, 2008.  We held certificates and retained interests in our securitizations of $116.1 million as of May 3, 2008 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of May 3, 2008 included $50.9 million of QSPE certificates, an interest-only (“I/O”) strip of $23.7 million, and other retained interests of $41.5 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9.45 million that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of May 3, 2008.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of May 3, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

Further details of our net credit contribution are as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
(In millions)	2008	2007

Net securitization excess spread revenues	$23.3	$15.5
Net additions to the I/O strip and servicing liability	0.3	0.3
Other credit card revenues, net(1)	3.3	3.3
Total credit card revenues	26.9	19.1
Less total credit card program expenses	17.9	11.9
Total credit contribution	$9.0	$7.2

Average managed receivables outstanding	$585.4	$356.3
Ending managed receivables outstanding	$596.1	$366.8
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

Operating Leases

We lease substantially all of our operating stores under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Leases” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  We had an aggregate total of $1.9 million of unamortized deferred debt acquisition costs related to the facility as of May 3, 2008, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  In addition, the facility agreement provides that if “Excess Availability” falls below 10% of the “Borrowing Base,” through high levels of borrowing or letter of credit issuance for example, we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (terms in quotation marks in this paragraph and the following paragraph are defined in the facility agreement).  The facility is secured by our general assets, except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  As of May 3, 2008 the “Excess Availability” under the facility was $328.0 million, or 96.4% of the “Borrowing Base.”  As of May 3, 2008, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the “Reserve Percentage” plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of May 3, 2008, the applicable rates under the facility were 5.00% for Prime Rate Loans and 3.97% (LIBOR plus 1%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of May 3, 2008.

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

We received proceeds of approximately $268.1 million from the issuance, net of underwriting fees of approximately $6.9 million.  The underwriting fees, as well as additional transaction costs of $0.8 million incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets,” and amortized to interest expense on an effective interest rate basis over the remaining life of the notes.

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

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of May 3, 2008 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $335.8 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $86.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2009, an increase of approximately $473 thousand in selling, general, and administrative expenses would result.

As of May 3, 2008, there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 13. Impact of Recent Accounting Pronouncements” above.

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

Item 1A. Risk Factors

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  Accordingly, we are holding our non-core misses apparel catalog titles for sale.  We cannot assure the successful consummation of our expected sale of our non-core misses apparel catalog titles.

Our Form 10-K for the fiscal year ended February 2, 2008 included disclosure of the following risk factor:

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations.  The Financial Accounting Standards Board (“FASB”) has issued a proposed FASB Staff Position (“FSP”) that, if adopted, would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 1.125% Senior Convertible Notes due May 2014.  If the proposed FSP is approved in 2008 we would be required to adopt the proposal as of February 1, 2009 (the beginning of Fiscal 2010), with retrospective application to financial statements for periods prior to the date of adoption.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal would reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal would not affect our cash flows.

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements),” which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  See “Part I Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 13. Impact of Recent Accounting Pronouncements” above for further information with respect to FSP APB 14-1.

Other than the above, we have not become aware of any material changes since February 2, 2008 in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 2, 2008.  See also “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” and “RECENT DEVELOPMENTS” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total		Maximum
				Number		Number of
				of Shares		Shares that
				Purchased as		May Yet be
	Total			Part of Publicly		Purchased
	Number		Average	Announced		Under the
	of Shares		Price Paid	Plans or		Plans or
Period	Purchased		per Share	Programs(3)(4)		Programs(3)(4)

February 3, 2008 through
March 1, 2008	683,235	(1)	$5.83	648,600	(3)
March 2, 2008 through
April 5, 2008	1,419,475	(2)	5.28	1,356,367	(3)(4)
April 6, 2008 through
May 3, 2008	0		–	0
Total	2,102,710		$5.47	2,004,967		(3)(4)
____________________
(1)  Includes 34,635 shares ($5.99 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 648,600 shares ($5.82 average price paid per share) purchased in the open market (see Note (3) below).

(2)  Includes 63,108 shares ($4.71 average price paid per share) withheld for the payment of payroll taxes on employee stock awards that vested during the period and 1,356,367 shares ($5.30 average price paid per share) purchased in the open market (see Notes (3) and (4) below).

   (3)  In Fiscal 1998 we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock. In Fiscal 2000 we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock. In Fiscal 2003 the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands, Inc. (“Limited Brands”) in connection with our acquisition of LANE BRYANT. From Fiscal 1998 through February 2, 2008 we repurchased a total of 24,851,101 shares of stock, which included shares purchased on the open market as well as shares repurchased from Limited Brands. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 1,499,561 shares of stock ($5.56 average price paid per share) in the open market under these programs. As of May 3, 2008, no shares remain available for repurchase under these programs.

   (4)  On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. As of February 2, 2008 no shares had been purchased under this plan. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. As of May 3, 2008, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2	Bylaws, as Amended and Restated.
4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1).
10.1	Form of Time-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.1).
10.2	Form of Time-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.2).
10.3	Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.3).
10.4
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (Exhibit 10.4).

10.5	Form of Performance-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.5).
10.6	Form of Performance-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.6).
10.7
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (Exhibit 10.7).

10.8
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (Exhibit 10.8).

10.9	Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.9).

10.10
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser.

10.11
Letter Agreement, dated as of May 16, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser.

10.12	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008.
10.13	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: June 6, 2008	/S/ DORRIT J. BERN
Dorrit J. Bern
Chairman of the Board
President and Chief Executive Officer

Date: June 6, 2008	/S/ ERIC M. SPECTER
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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 3.1).
3.2	Bylaws, as Amended and Restated.
4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1).
10.1	Form of Time-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.1).
10.2	Form of Time-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.2).
10.3	Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.3).
10.4
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (Exhibit 10.4).

10.5	Form of Performance-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.5).
10.6	Form of Performance-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.6).
10.7
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (Exhibit 10.7).

10.8
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (Exhibit 10.8).

10.9	Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.9).

10.10
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser.

10.11
Letter Agreement, dated as of May 16, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser.

10.12	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008.
10.13	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.