Form 10-Q
period 2008-08-02
CHARMING SHOPPES INC
filed 2008-09-05
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of August 29, 2008 was 113,661,818 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 2,	February 2,
(In thousands, except share amounts)	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$131,319	$61,335
Available-for-sale securities	6,380	13,364
Accounts receivable, net of allowances of $2,105 and $6,262	3,540	33,535
Investment in asset-backed securities	109,301	115,912
Merchandise inventories	337,330	330,216
Deferred advertising	11,269	5,546
Deferred taxes	10,437	9,773
Prepayments and other	179,621	151,716
Current assets of discontinued operations	65,650	119,994
Total current assets	854,847	841,391

Property, equipment, and leasehold improvements – at cost	1,069,830	1,117,559
Less accumulated depreciation and amortization	620,154	658,410
Net property, equipment, and leasehold improvements	449,676	459,149

Trademarks and other intangible assets	189,203	189,562
Goodwill	66,666	66,666
Other assets	40,343	56,536
Total assets	$1,600,735	$1,613,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,711	$122,629
Accrued expenses	178,511	168,573
Current liabilities of discontinued operations	43,150	46,086
Current portion – long-term debt	8,155	8,827
Total current liabilities	388,527	346,115

Deferred taxes	38,746	38,122
Other non-current liabilities	196,643	192,454
Long-term debt	308,329	306,169

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 152,144,426 shares and 151,569,850 shares	15,214	15,157
Additional paid-in capital	412,971	407,499
Treasury stock at cost – 38,482,213 shares and 36,477,246 shares	(347,730)	(336,761)
Accumulated other comprehensive income/(loss)	(2)	22
Retained earnings	588,037	644,527
Total stockholders’ equity	668,490	730,444
Total liabilities and stockholders’ equity	$1,600,735	$1,613,304

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	August 2,	August 4,
(In thousands, except per share amounts)	2008	2007

Net sales	$648,616	$694,359

Cost of goods sold, buying, catalog, and occupancy expenses	473,868	485,236
Selling, general, and administrative expenses	164,995	176,223
Restructuring and other charges	14,945	0
Total operating expenses	653,808	661,459

Income/(loss) from operations	(5,192)	32,900

Other income	792	3,771
Interest expense	(2,201)	(2,818)

Income/(loss) from continuing operations before income taxes	(6,601)	33,853
Income tax (benefit)/provision	(2,891)	12,959

Income/(loss) from continuing operations	(3,710)	20,894

Loss from discontinued operations, net of income tax benefit of $3,150 in 2008 and $1,961 in 2007	(4,627)	(2,615)

Net income/(loss)	(8,337)	18,279

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of income tax
provision of $2 in 2008 and $4 in 2007	1	5

Comprehensive income/(loss)	$(8,336)	$18,284

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$(.03)	$.17
Loss from discontinued operations, net of tax	(.04)	(.02)
Net income/(loss)	$(.07)	$.15

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(.03)	$.16
Loss from discontinued operations, net of tax	(.04)	(.02)
Net income/(loss)	$(.07)	$.14

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Twenty-six Weeks Ended
	August 2,	August 4,
(In thousands, except per share amounts)	2008	2007

Net sales	$1,289,962	$1,390,973

Cost of goods sold, buying, catalog, and occupancy expenses	921,051	958,387
Selling, general, and administrative expenses	351,790	356,321
Restructuring and other charges	18,556	0
Total operating expenses	1,291,397	1,314,708

Income/(loss) from operations	(1,435)	76,265

Other income	1,307	5,101
Interest expense	(4,570)	(6,081)

Income/(loss) from continuing operations before income taxes	(4,698)	75,285
Income tax (benefit)/provision	(1,645)	27,925

Income/(loss) from continuing operations	(3,053)	47,360

Loss from discontinued operations, net of income tax benefit of $24,004 in 2008 and $1,961 in 2007	(39,741)	(2,783)

Net income/(loss)	(42,794)	44,577

Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on available-for-sale securities, net of income tax
(provision)/benefit of $13 in 2008 and ($4) in 2007	(24)	2

Comprehensive income/(loss)	$(42,818)	$44,579

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$(.03)	$.38
Loss from discontinued operations, net of tax	(.35)	(.02)
Net income/(loss)(1)	$(.37)	$.36

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(.03)	$.36
Loss from discontinued operations, net of tax	(.35)	(.02)
Net income/(loss)(1)	$(.37)	$.34

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements
____________________
(1) Results may not add due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 2,	August 4,
(In thousands)	2008	2007

Operating activities
Net income/(loss)	$(42,794)	$44,577
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	50,566	46,256
Estimated loss on disposition of discontinued operations	42,768	0
Deferred income taxes	(277)	350
Stock-based compensation	5,014	7,760
Excess tax benefits related to stock-based compensation	0	(780)
Write-down of deferred taxes related to stock-based compensation	(1,333)	0
Write-down of capital assets	2,217	0
Net (gain)/loss from disposition of capital assets	(1,066)	1,191
Net gain from securitization activities	(83)	(1,170)
Changes in operating assets and liabilities
Accounts receivable, net	29,995	30,257
Merchandise inventories	95	23,800
Accounts payable	32,242	(13,330)
Deferred advertising	(1,957)	5,266
Prepayments and other	(5,295)	8,580
Accrued expenses and other	1,425	5,358
Net cash provided by operating activities	111,517	158,115

Investing activities
Investment in capital assets	(38,459)	(74,016)
Proceeds from sales of capital assets	4,813	0
Gross purchases of securities	(3,489)	(26,501)
Proceeds from sales of securities	10,719	2,579
(Increase)/decrease in other assets	459	(7,789)
Net cash used by investing activities	(25,957)	(105,727)

Financing activities
Proceeds from issuance of senior convertible notes	0	275,000
Proceeds from long term borrowings	108	790
Repayments of long-term borrowings	(4,579)	(5,968)
Payments of deferred financing costs	(46)	(7,541)
Excess tax benefits related to stock-based compensation	0	780
Purchase of hedge on senior convertible notes	0	(90,475)
Sale of common stock warrants	0	53,955
Purchases of treasury stock	(10,969)	(149,416)
Funds deposited with third party for purchases of treasury stock	0	(40,000)
Net proceeds/(payments) from shares issued under employee stock plans	(62)	(77)
Net cash provided/(used) by financing activities	(15,548)	37,048

Increase in cash and cash equivalents	70,012	89,436
Cash and cash equivalents, beginning of period	61,842	143,838
Cash and cash equivalents, end of period	$131,854	$233,274

Non-cash financing and investing activities
Common stock issued on redemption of convertible notes	$0	$149,564
Assets acquired through capital leases	$5,959	$4,137

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated balance sheet as of August 2, 2008, condensed consolidated statements of operations and comprehensive income for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007, and condensed consolidated statements of cash flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007 have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our February 2, 2008 Annual Report on Form 10-K.  The results of operations for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the term “Fiscal 2009” refers to our fiscal year ending January 31, 2009 and the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008.  The term “Fiscal 2010” refers to our fiscal year ending January 30, 2010.  The term “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 2, 2008 and the term “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 4, 2007.  The term “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008 and the term “Fiscal 2009 Third Quarter” refers to our fiscal quarter ending November 1, 2008.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Discontinued Operations

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  The non-core misses apparel catalog titles met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) to be accounted for as held for sale.  Accordingly, the results of the non-core misses apparel catalog titles have been reported as discontinued operations in our consolidated statements of operations and balance sheets for all periods presented.  The operations and cash flows of the non-core misses apparel catalog titles will be eliminated from our financial statements upon the sale and we will not have any significant involvement in the operations after the sale.

Subsequent to August 2, 2008 we announced that we have entered into a definitive agreement to sell our non-core misses apparel catalogs (see “Note 14. Subsequent Event” below).  We evaluated the impact of the retained cash flows with regards to the transitional service agreements in accordance with EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” and determined that the cash outflows over the transition period are not expected to be significant and accordingly, the reporting of discontinued operations was deemed appropriate in accordance with SFAS 144.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Results from discontinued operations for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007 were as follows:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	August 2,		August 4,	August 2,		August 4,
(In thousands)	2008		2007	2008		2007

Net sales	$56,569		$76,566	$121,248		$164,664

Loss from discontinued operations	$(7,777	)(1)	$(4,576)	$(63,745	)(2)	$(5,046)
Income tax benefit	3,150	(1)	1,961	24,004	(2)	2,263
Loss from discontinued operations, net of income tax benefit	$(4,627	)(1)	$(2,615)	$(39,741	)(2)	$(2,783)
____________________
(1) Includes reduction of estimated loss on disposition of $1,506, net of a reduction in income tax benefit of $977 and loss from operations of ($6,133), net of an income tax benefit of $4,127.
(2) Includes estimated loss on disposition of ($26,884), net of an income tax benefit of $15,884 and loss from operations of ($12,857), net of an income tax benefit of $8,120.

Current assets and liabilities of discontinued operations as of August 2, 2008 and February 2, 2008 were as follows:

	August 2,	February 2,
(In thousands)	2008	2008

Current assets:
Merchandise inventories	$54,102	$61,311
Deferred advertising	11,962	15,728
Intangible assets	44,758	45,397
Deferred taxes and other, net	(2,404)	(2,442)
Loss on disposal of discontinued operations	(42,768)	–
Current assets of discontinued operations	$65,650	$119,994

Current liabilities:
Accounts payable	$14,084	$17,924
Accrued expenses	12,038	10,884
Other liabilities	17,028	17,278
Current liabilities of discontinued operations	$43,150	$46,086

The financial information included in these Notes to Condensed Consolidated Financial Statements reflects only the results of our continuing operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations. We consider our retail stores and store-related E-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related E-commerce into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related E-commerce operations are reported under the Direct-to-Consumer segment.  The Retail Stores segment derives its revenues from sales through retail stores and store-related E-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET®), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE® (including PETITE SOPHISTICATE OUTLET®) brands.  The Direct-to-Consumer segment, excluding discontinued operations, derives its revenues from catalog sales and catalog-related E-commerce sales under our LANE BRYANT WOMAN® and FIGI’S® titles and E-commerce sales under our SHOETRADER.COM website.  See “Discontinued Operations” above and “Note 10. Segment Reporting” and “Note 14. Subsequent Event” below for further information regarding our discontinued operations and segment reporting.

Stock-based Compensation

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 11.  Stock-Based Compensation Plans” in our February 2, 2008 Annual Report on Form 10-K.

Shares available for future grants under our stock-based compensation plans as of August 2, 2008:

2004 Stock Award and Incentive Plan	3,420,785
2003 Non-Employee Directors Compensation Plan	155,924
1994 Employee Stock Purchase Plan	923,155
1988 Key Employee Stock Option Plan	99,358

Stock option and stock appreciation rights activity for the twenty-six weeks ended August 2, 2008:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at February 2, 2008	1,894,874	$5.95	$1.00	–	$13.84	$1,777
Granted – option price equal to market price	2,822,957	4.97	4.60	–	5.64
Granted – option price less than market price	14,000	1.00	1.00	–	1.00
Canceled/forfeited	(753,093)	5.16	1.00	–	12.48
Exercised	(108,931)	4.42	1.00	–	5.47	124	(2)
Outstanding at August 2, 2008	3,869,807	$5.42	$1.00	–	$13.84	$122
Exercisable at August 2, 2008	1,619,496	$6.20	$1.00	–	$13.84	$0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Stock-based compensation expense includes compensation cost for (i) all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (ii) all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock, restricted stock unit, and stock appreciation right awards.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In thousands)	2008	2007	2008	2007

Total stock-based compensation expense	$2,116	$4,836	$5,014	$7,760

During the Fiscal 2009 Second Quarter we granted cash-settled restricted stock units (“RSUs”) under the 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with SFAS No. 123(R).  Excluded from the $2,116,000 and $5,014,000 of compensation expense in the above table is $481,000 of compensation expense related to these cash-settled RSUs.  A liability of $359,000 related to these RSUs is included in accrued expenses in the accompanying condensed consolidated balance sheet as of August 2, 2008.  Total compensation expense for unvested cash-settled RSUs not yet recognized as of August 2, 2008 was $1,080,000, which will be recognized over a one-year period from the date of grant.

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

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding (excluding cash-settled RSUs), was $14,325,000 as of August 2, 2008.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

	August 2,	February 2,
(In thousands)	2008	2008

Due from customers	$5,645	$39,797
Allowance for doubtful accounts	(2,105)	(6,262)
Net accounts receivable	$3,540	$33,535

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Trademarks and Other Intangible Assets

	August 2,	February 2,
(In thousands)	2008	2008

Trademarks, tradenames, and internet domain names	$188,608	$188,608
Customer lists, customer relationships, and covenant not to compete	6,172	6,172
Total at cost	194,780	194,780
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	5,577	5,218
Net trademarks and other intangible assets	$189,203	$189,562

Note 4. Long-term Debt

	August 2,	February 2,
(In thousands)	2008	2008

Long-term debt
1.125% Senior Convertible Notes, due May 2014	$275,000	$275,000
Capital lease obligations	16,656	13,698
6.07% mortgage note, due October 2014	10,750	11,078
6.53% mortgage note, due November 2012	5,950	6,650
7.77% mortgage note, due December 2011	7,579	7,897
Other long-term debt	549	673
Total long-term debt	316,484	314,996
Less current portion	8,155	8,827
Long-term debt	$308,329	$306,169

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

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $811,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the seven-year life of the notes.  The issuance of the 1.125% Notes is more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” in our February 2, 2008 Annual Report on Form 10-K.

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

Note 5. Stockholders’ Equity

Twenty-six
Weeks Ended
August 2,
(Dollars in thousands)	2008

Total stockholders’ equity, beginning of period	$730,444
Cumulative effect of adoption of EITF Issue No. 06-4(1)	(13,696)
Net loss	(42,794)
Issuance of common stock (574,576 shares), net of shares withheld for payroll taxes	(62)
Purchase of treasury shares (2,004,967 shares)	(10,969)
Stock-based compensation expense	5,014
Tax benefit related to call options	1,910
Write-down of deferred taxes related to stock-based compensation	(1,333)
Unrealized losses on available-for-sale securities, net of income tax benefit	(24)
Total stockholders’ equity, end of period	$668,490
____________________
(1) See “Note 13. Impact of Recent Accounting Pronouncements” below.

Note 6. Customer Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs, we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs in connection with administering these programs as cost of goods sold when incurred.  During the thirteen weeks ended August 2, 2008 we recognized revenues of $5,276,000 and during the thirteen weeks ended August 4, 2007 we recognized revenues of $5,309,000 in connection with our loyalty card programs.  During the twenty-six weeks ended August 2, 2008 we recognized revenues of $10,374,000 and during the twenty-six weeks ended August 4, 2007 we recognized revenues of $11,011,000 in connection with these programs.

During Fiscal 2008 we began offering loyalty programs in connection with the issuance of our LANE BRYANT and PETITE SOPHISTICATE proprietary credit cards.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  We do not charge membership fees in connection with these programs.  Our FASHION BUG brand also offers a similar loyalty card program that does not charge membership fees.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Customer Loyalty Card Programs (Continued)

We accrued $3,260,000 as of August 2, 2008 and $2,000,000 as of February 2, 2008 for the estimated costs of discounts earned and coupons issued and not redeemed under these programs.

Note 7. Net Income/(Loss) Per Share

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In thousands, except per share amounts)	2008	2007	2008	2007

Basic weighted average common shares outstanding	114,342	123,865	114,465	123,434
Dilutive effect of assumed conversion of
4.75% Senior Convertible Notes(1)	0	4,838	0	10,080
Dilutive effect of stock options, stock appreciation
rights, and awards(2)	0	1,533	0	1,643
Diluted weighted average common shares and
equivalents outstanding	114,342	130,236	114,465	135,087

Income/(loss) from continuing operations	$(3,710)	$20,894	$(3,053)	$47,360
Decrease in interest expense from assumed
conversion of 4.75% Senior Convertible
Notes, net of income tax benefit(1)	0	347	0	1,476
Income/(loss) from continuing operations used to
determine diluted net income/(loss) per share	(3,710)	21,241	(3,053)	48,836
Loss from discontinued operations,
net of income tax benefit	(4,627)	(2,615)	(39,741)	(2,783)
Net income/(loss) used to determine
diluted net income/(loss) per share	$(8,337)	$18,626	$(42,794)	$46,053

Options with weighted average exercise price
greater than market price, excluded from
computation of net income/(loss) per share:
Number of shares	--(2)	5	--(2)	4
Weighted average exercise price per share	--(2)	$12.17	--(2)	$12.87
____________________
(1) The 4.75% Senior Convertible Notes were converted or redeemed on June 4, 2007 (see “Note 4. Long-term Debt” above).
(2) Stock options, stock appreciation rights, and awards are excluded from the computation of diluted net loss per share for the Fiscal 2009 periods as their effect would have been anti-dilutive.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes

Our income tax benefit for the twenty-six weeks ended August 2, 2008 was $1,645,000 on a loss from continuing operations before taxes of $4,698,000 as compared to a provision for income taxes of $27,925,000 on income from continuing operations before taxes of $75,285,000 for the twenty-six weeks ended August 4, 2007. The income tax benefit for the twenty-six weeks ended August 2, 2008 was unfavorably impacted by an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48, which was partially offset by the receipt of non-taxable life insurance proceeds and adjustments to certain state tax accruals.

We adopted the provisions of FIN No. 48 effective as of February 4, 2007.  See “Item 8.  Financial Statements and Supplementary Data; Note 7. Income Taxes” in our February 2, 2008 Annual Report on Form 10-K for further information regarding our adoption of FIN No. 48.

As of August 2, 2008 our gross unrecognized tax benefits were $27,381,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $19,106,000.  The accrued interest and penalties as of August 2, 2008 were $13,108,000.  During the twenty-six weeks ended August 2, 2008 the gross unrecognized tax benefits increased by $716,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $519,000.  Accrued interest and penalties increased during the twenty-six weeks ended August 2, 2008 by $533,000.

As of August 2, 2008 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $340,000 due to resolutions of audits or expirations of statutes of limitations related to U.S. Federal and state tax positions.

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

Note 9. Asset Securitization

Our FASHION BUG, LANE BRYANT, CATHERINES, PETITE SOPHISTICATE, and Crosstown Traders proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transfers its interest in all the receivables, including LANE BRYANT WOMAN catalog credit card receivables but excluding other Crosstown Traders receivables, to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp. (“CSRC”), a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).

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

We securitized $455,716,000 of private label credit card receivables during the twenty-six weeks ended August 2, 2008 and had $584,861,000 of securitized credit card receivables outstanding as of August 2, 2008.  We held certificates and retained interests in our securitizations of $109,301,000 as of August 2, 2008, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of August 2, 2008 our investment in asset-backed securities included $51,500,000 of QSPE certificates, an I/O strip of $23,501,000, and other retained interests of $34,300,000.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections was fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9,450,000 that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of August 2, 2008, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of August 2, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

Selected financial information for our operations by reportable segment (excluding discontinued operations) and a reconciliation of the information by segment to our consolidated totals is presented in the table on the following page.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other		Consolidated

Thirteen weeks ended August 2, 2008
Net sales	$622,050	$22,547	$4,019		$648,616
Depreciation and amortization	14,294	36	8,752		23,082 (3)
Income/(loss) before interest and taxes	35,338	(5,599)	(34,139	)(2)	(4,400)
Interest expense			(2,201)		(2,201)
Income tax benefit			2,891		2,891
Income/(loss) from continuing operations	35,338	(5,599)	(33,449)		(3,710)
Capital expenditures	13,438	275	2,587		16,300 (3)

Twenty-six weeks ended August 2, 2008
Net sales	$1,235,441	$49,493	$5,028		$1,289,962
Depreciation and amortization	26,221	74	23,687		49,982 (3)
Income/(loss) before interest and taxes	78,366	(9,798)	(68,696	)(2)	(128)
Interest expense			(4,570)		(4,570)
Income tax benefit			1,645		1,645
Income/(loss) from continuing operations	78,366	(9,798)	(71,621)		(3,053)
Capital expenditures	32,159	275	5,558		37,992 (3)

Thirteen weeks ended August 4, 2007
Net sales	$684,991	$5,127	$4,241		$694,359
Depreciation and amortization	14,420	94	8,763		23,277 (4)
Income before interest and taxes	67,395	(2,391)	(28,333)		36,671
Interest expense			(2,818)		(2,818)
Income tax provision			(12,959)		(12,959)
Income from continuing operations	67,395	(2,391)	(44,110)		20,894
Capital expenditures	25,758	119	10,064		35,941 (4)

Twenty-six weeks ended August 4, 2007
Net sales	$1,370,772	$15,401	$4,800		$1,390,973
Depreciation and amortization	26,781	116	18,907		45,804 (4)
Income before interest and taxes	142,680	(3,167)	(58,147)		81,366
Interest expense			(6,081)		(6,081)
Income tax provision			(27,925)		(27,925)
Income from continuing operations	142,680	(3,167)	(92,153)		47,360
Capital expenditures	55,592	127	17,614		73,333 (4)
____________________
(1) Current-year periods include LANE BRYANT WOMAN catalog.
 (2)    Includes restructuring charges of $5,617 for the thirteen weeks ended August 2, 2008 and $9,228 for the twenty-six weeks ended August 2, 2008 related to the Retail Stores segment and severance costs of $9,328 for the thirteen weeks and twenty-six weeks ended August 2, 2008 related to our Corporate segment (see “Note 11. Restructuring and Other Charges” below).

 (3)    Excludes $296 of depreciation and amortization and $145 of capital expenditures for the thirteen weeks ended August 2, 2008, and $584 of depreciation and amortization and $467 of capital expenditures for the twenty-six weeks ended August 2, 2008, related to our discontinued operations.

 (4)    Excludes $235 of depreciation and amortization and $564 of capital expenditures for the thirteen weeks ended August 4, 2007, and $452 of depreciation and amortization and $683 of capital expenditures for the twenty-six weeks ended August 4, 2007, related to our discontinued operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges

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

On May 21, 2008 we completed the sale of our Memphis, Tennessee distribution center.  We received $4,813,000 of cash in connection with the sale of the facility and we recognized a pre-tax gain on the sale of approximately $1,842,000 during the thirteen weeks ended August 2, 2008.

In February 2008 we announced additional initiatives and actions to: streamline our business operations and further sharpen our focus on our core businesses; reduce selling, general, and administrative expenses and capital expenditures; improve cash flow; and enhance shareholder value.  The initiatives and actions include: the elimination of approximately 150 corporate and field management positions; a decrease in the capital budget for Fiscal 2009, primarily through a significant reduction in the number of planned store openings for Fiscal 2009; the closing of approximately 150 under-performing stores; and the closing of our full-line PETITE SOPHISTICATE stores.  To date, we have completed the elimination of corporate and field positions, closed 78 of the identified under-performing stores, and expect to complete the remainder of these initiatives by the end of Fiscal 2009.

We accounted for the above plans in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

The following table summarizes the costs incurred to date and the total estimated costs to be recognized under the plans:

	Costs	Costs Incurred	Estimated	Total
	Incurred	for Twenty-six	Remaining	Estimated
	as of	Weeks Ended	Costs	Costs as of
	February 2,	August 2,	to be	August 2,
(In thousands)	2008	2008	Incurred	2008

Severance, retention, and related costs	$2,792	$391	$0	$3,183
Store lease termination costs	0	5,867	3,408	9,275
Asset write-downs and accelerated
Depreciation	11,325	2,217	63	13,605
Relocation and other closing costs	241	753	300	1,294
Total	$14,358	$9,228	$3,771	$27,357

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges (Continued)

The following table summarizes the severance, retention, and related costs accrued in accordance with SFAS No. 146 and SFAS No. 112 and the payments/settlements for the above plans as of August 2, 2008:

		Costs Accrued
		for Twenty-six		Accrued
	Balance at	Weeks Ended		as of
	February 2,	August 2,	Payments/	August 2,
(In thousands)	2008	2008	Settlements	2008

Severance, retention, and related costs	$2,688	$391	$(3,026)	$53

During the thirteen weeks ended August 2, 2008 we recognized $9,328,000 of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, and $5,336,000 of these costs are included in accrued expenses in the accompanying condensed consolidated balance sheet as of August 2, 2008.

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

In February 2008 the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The FSP amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and certain related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The scope exception of FSP FAS No. 157-1 does not apply to assets acquired or liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141(R) (see “Note 13. Impact of Recent Accounting Pronouncements” below), regardless of whether those assets and liabilities are related to leases.  The scope exception also does not apply to fair value measurements required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or FASB Interpretation No. 21, “Accounting for Leases in a Business Combination.”  FSP FAS No. 157-1 is effective on the initial adoption of SFAS No. 157.  In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not currently recognized or disclosed at fair value on a recurring basis.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements (Continued)

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

•      Level 1 – Quoted market prices in active markets for identical assets or liabilities

•      Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

•      Level 3 – Unobservable inputs that are not corroborated by market data

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2009.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2010.  The adoption of SFAS No. 157 did not have an impact on our financial position or results of operations, and we do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

Our financial assets and liabilities subject to SFAS No. 157 as of August 2, 2008 were as follows:

	Balance
	August 2,	Fair Value Method Used
(In thousands)	2008	Level 2	Level 3(1)

Assets
Available-for-sale securities(2)	$6,380	$6,380
Certificates and retained interests in securitized receivables	109,301		$109,301

Liabilities
Servicing liability	3,198		3,198
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the twenty-six weeks ended August 2, 2008:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, February 2, 2008	$115,912	$3,038
Additions to I/O strip and servicing liability	20,019	2,745
Net reductions to other retained interests	(6,669)
Reductions and maturities of QSPE certificates	(185)
Amortization and valuation adjustments to I/O strip and servicing liability	(19,776)	(2,585)
Balance, August 2, 2008	$109,301	$3,198

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

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

We will be required to adopt the provisions of SFAS No. 161 as of the beginning of Fiscal 2010.  We do not expect that the adoption of SFAS No. 161 will have a material effect on our financial position or results of operations.

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

FSP APB 14-1 is to be applied retrospectively to all past periods presented, and will apply to our 1.125% Senior Convertible Notes due May 2014.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal will not affect our cash flows.  We will be required to adopt the provisions of FSP APB 14-1 as of the beginning of Fiscal 2010.  We are currently evaluating the impact of the adoption of FSP APB 14-1 on our financial statements.

Note 14. Subsequent Event

On August 25, 2008 we announced that we have entered into a definitive agreement to sell our non-core misses apparel catalogs (collectively, “Crosstown Traders”) to Orchard Brands, a portfolio company owned by Golden Gate Capital, for a cash purchase price of approximately $35,000,000.  Subject to certain customary closing conditions, we expect the transaction to close by the end of September 2008.

As part of the definitive agreement we will retain the infrastructure of Crosstown Traders and accordingly we have agreed to provide certain services to Orchard Brands, including distribution, information technology, and call center functions, for a limited transition period.  Subsequent to the transition period we will be responsible for the remaining lease liabilities and disposition costs for the distribution and office facilities, including fixed assets that we expect to fully depreciate over the transition period.  The estimated loss on disposition of Crosstown Traders for the six months ended August 2, 2008, which is included in the loss from discontinued operations (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above), reflects the above definitive agreement.  Any adjustment to the estimated loss related to the finalization of the sale of Crosstown Traders to Orchard Brands will be recorded in the Fiscal 2009 Third Quarter.

We also announced that we have entered into an agreement for the sale of the misses apparel catalog credit card receivables for approximately $40,000,000 in cash to Alliance Data Systems Corporation.  These receivables are directly related to the catalog titles being sold to Orchard Brands.  We expect this transaction to close prior to the end of Fiscal 2009.  We expect the sale of the catalogs and the related credit card receivables, less securitized indebtedness of approximately $32,000,000, to result in aggregate pre-tax net cash proceeds of approximately $40,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  As used in this management’s discussion and analysis, “Fiscal 2009” refers to our fiscal year ending January 31, 2009 and “Fiscal 2008” refers to our fiscal year ended February 2, 2008.  “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 2, 2008 and “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 4, 2007.  “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008, “Fiscal 2009 Third Quarter” refers to our fiscal quarter ending November 1, 2008, and “Fiscal 2008 Fourth Quarter” refers to our fiscal quarter ended February 2, 2008.  The terms “Charming Shoppes, Inc.,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

•	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

•	A continuing slowdown in the United States economy, an uncertain economic outlook, and escalating energy and food costs could lead to reduced consumer demand for our products in the future.

•	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

•	We cannot assure the successful consummation of our expected sale of our non-core misses apparel catalog titles.

•
We cannot assure the successful implementation of our business plan for our LANE BRYANT WOMAN catalog or the realization of our anticipated benefits from our re-launch of the LANE BRYANT credit card program.

•
We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments. Recent changes in management may result in a failure to achieve improvement in our operating results.

•
We cannot assure the successful implementation of our planned cost reduction and capital budget reduction plans; the effective implementation of our plans for consolidation of our CATHERINES brand, a new organizational structure; and enhancements in our merchandise and marketing; and we cannot assure the realization of our anticipated annualized expense savings from restructuring programs announced in February 2008.

•
Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our executive officers and their management teams.  We also must motivate employees to remain focused on our strategies and goals, particularly during a period of changing leadership for the Company and a number of our operating divisions.  The inability to find a suitable permanent replacement for our former Chief Executive Officer within a reasonable time period, as well as management personnel to replace departing executives, could have a material adverse effect on our business.  We do not maintain key-person life insurance policies with respect to any of our employees.

•
We depend on our distribution and fulfillment centers and third-party freight consolidators and service providers, and could incur significantly higher costs and longer lead times associated with distributing our products to our stores and shipping our products to our E-commerce and catalog customers if operations at any one of these locations were to be disrupted for any reason.

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

RECENT DEVELOPMENTS

On July 9, 2008 we announced that Dorrit J. Bern tendered her resignation as President, Chief Executive Officer and a Director of the Company.  Our Board of Directors appointed Alan Rosskamm, our Chairman of the Board and a member of our Board of Directors since 1992, to serve as our Interim Chief Executive Officer effective as of July 10, 2008 while a search is conducted for Ms. Bern’s successor.  Mr. Rosskamm previously served as Chief Executive Officer and Chairman of the Board of Directors of Jo-Ann Stores, Inc., and continues as a member of Jo-Ann’s Board of Directors.  Mr. Rosskamm has also advised a number of start-up ventures, including retailer PetSense, Inc.  Our Board of Directors has formed a special committee to undertake an immediate search for a permanent Chief Executive Officer.

We also announced that Brian P. Woolf, the former Chairman and Chief Executive Officer of Caché, Inc., has been appointed President of the LANE BRYANT brand.  Mr. Woolf has served in various retail-industry management and merchandising positions over the past three decades.  Before joining Caché, he held senior merchandising positions at a number of well-known retailers, including Limited Stores, Marshall’s, Lazarus, Bloomingdale’s and Macy’s.  We are continuing our search for presidents for our FASHION BUG and CATHERINES brands.

In support of our strategy to provide a greater focus on our core brands, we announced on August 25, 2008 that we have entered into a definitive agreement to sell our non-core misses apparel catalogs (collectively, “Crosstown Traders”) to Orchard Brands, a portfolio company owned by Golden Gate Capital, for a cash purchase price of approximately $35.0 million.  The transaction includes the following catalog titles and their associated E-commerce sites:  Old Pueblo Traders®, Bedford Fair®, Willow Ridge®, Lew Magram®, Brownstone Studio®, Intimate Appeal®, Monterey Bay Clothing Company®, and Coward® Shoe.  The Crosstown Traders headquarters are expected to remain in Tucson, Arizona.  Subject to certain customary closing conditions, we expect the transaction to close by the end of September 2008.

As part of the definitive agreement we will retain the infrastructure of Crosstown Traders and accordingly we have agreed to provide certain services to Orchard Brands, including distribution, information technology, and call center functions, for a limited transition period.  Subsequent to the transition period we will be responsible for the remaining lease liabilities and disposition costs for the distribution and office facilities, including fixed assets that we expect to fully depreciate over the transition period.  The estimated loss on disposition of Crosstown Traders for the six months ended August 2, 2008, which is included in the loss from discontinued operations (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above), reflects the above definitive agreement.  We will adjust the estimated loss in the Fiscal 2009 Third Quarter for the finalization of the sale of Crosstown Traders to Orchard Brands.

We also announced that we have entered into an agreement for the sale of the misses apparel catalog credit card receivables for approximately $40.0 million in cash to Alliance Data Systems Corporation.  These receivables are directly related to the catalog titles being sold to Orchard Brands.  We expect this transaction to close prior to the end of Fiscal 2009.  We expect the sale of the catalogs and the related credit card receivables, less securitized indebtedness of approximately $32.0 million, to result in aggregate pre-tax net cash proceeds of approximately $40.0 million.

Additionally, we announced that we will initiate a process to explore the sale of our Figi’s® Gifts in Good Taste catalog business, based in Wisconsin.  Our decision to explore the sale of Figi’s is based on our strategic direction and is not a reflection of the performance of Figi’s, which continues to perform profitably and generate positive cash flows.  We will only enter into a transaction that we deem favorable.  We can provide no assurance that this process will result in any specific course of action or transaction, and we do not intend to comment further on this evaluation until final determinations have been made.

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

During the Fiscal 2009 Second Quarter we continued to experience the downward traffic trends in our stores that we experienced during the latter half of Fiscal 2008 and the Fiscal 2009 First Quarter.  We believe these negative trends are influenced by a challenging retail and economic environment, resulting in a reduced demand for core seasonal and casual merchandise offerings as consumers have become more selective with their purchases.  The reduced demand in our core seasonal and casual merchandise offerings more than offset continued favorable responses to our other merchandise offerings, such as intimate apparel and our Right Fit pant programs.  Our comparable store sales were 10% lower for the Fiscal 2009 Second Quarter and 11% lower for the first half of Fiscal 2009.

As a result of increased markdowns during the Fiscal 2009 Second Quarter to help stimulate sales, our merchandise margins for the Fiscal 2009 Second Quarter declined as compared to the Fiscal 2008 Second Quarter and were relatively flat for the first half of Fiscal 2009 as compared to the first half of Fiscal 2008.  However, we were able to manage the level of markdowns as a result of our focus on inventory levels, which were down 6% on a comparable store basis.

Given the continuing uncertain economic climate, we anticipate continued weak traffic trends for the Fiscal 2009 Third Quarter.  We will continue to work diligently to mitigate our same store sales decreases and continue to address our merchandise offerings in order to meet our customers’ needs.

Excluding the impact of restructuring charges and severance costs under the terms of Dorrit J. Bern’s employment contract related to her resignation (see “RECENT DEVELOPMENTS” above), we continued to reduce our expenses during the Fiscal 2009 Second Quarter.  Although our expenses increased as a percentage of sales as a result of negative leverage from the decrease in comparable store sales, we were able to reduce expense dollars as compared to the Fiscal 2008 Second Quarter.

We expect to continue to benefit from our previously announced expense control initiatives during the remainder of the year.  These initiatives include:  the relocation of our CATHERINES operations from Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania, which we completed during March 2008; the elimination of 150 corporate and field management positions, which we completed during the Fiscal 2009 First Quarter; and the closing of our full-line PETITE SOPHISTICATE stores, which we expect to complete during the latter half of Fiscal 2009.  We anticipate that these initiatives will result in additional pre-tax expense savings, primarily in payroll and occupancy costs, during the remainder of the year.

We also continued to implement our initiative to close approximately 150 under-performing stores, which will result in the elimination of losses from the under-performing stores upon closing.  During the first half of Fiscal 2009 we closed 78 under-performing stores and expect to complete the remaining store closures during the remainder of Fiscal 2009.

During the Fiscal 2009 First Quarter we announced that we were exploring a broad range of operating and strategic alternatives that are expected to result in the sale of our non-core misses apparel catalog titles.  Accordingly, we classified the results of the non-core misses apparel catalog titles within our Direct-to-Consumer segment as a discontinued operation.  Our Direct-to-Consumer segment results, excluding these discontinued operations, include primarily our LANE BRYANT WOMAN and FIGI’S catalogs and related websites.  On August 25, 2008 we announced that we have entered into a definitive agreement to sell our non-core misses apparel catalogs (see “RECENT DEVELOPMENTS” above).

While we are committed to executing our long-term growth strategy as a multi-brand, multi-channel retailer, we are continuing to take a conservative operating approach given the continuing uncertain economic climate and our expectations for continuing weak traffic trends.  We expect the difficult retail apparel environment to continue and, in response, we will continue to maintain lean inventories and carefully control operating expenses in an effort to generate positive free cash flow.

Our balance sheet remains strong, with ample liquidity through our $137.7 million of cash and available-for-sale securities (an increase of $63.0 million from the end of Fiscal 2008) and our committed $375.0 million revolving credit facility, which had no outstanding borrowings at the end of the Fiscal 2009 Second Quarter.

The following discussion of our results of operations and liquidity and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Twenty-six Weeks Ended(1)		Change
	August 2,	August 4,	From Prior	August 2,	August 4,	From Prior
	2008	2007	Period	2008	2007	Period

Net sales	100.0%	100.0%	(6.6)%	100.0%	100.0%	(7.3)%
Cost of goods sold, buying,
catalog, and occupancy expenses	73.1	69.9	(2.3)	71.4	68.9	(3.9)
Selling, general, and
administrative expenses	25.4	25.4	(6.4)	27.3	25.6	(1.3)
Restructuring and other charges	2.3	0.0	–	1.4	0.0	–
Income/(loss) from operations	(0.8)	4.7	(115.8)	(0.1)	5.5	(101.9)
Other income	0.1	0.5	(79.0)	0.1	0.4	(74.4)
Interest expense	0.3	0.4	(21.9)	0.4	0.4	(24.8)
Income tax (benefit)/provision	(0.4)	1.9	(122.3)	(0.1)	2.0	(105.9)
Income/(loss) from
continuing operations	(0.6)	3.0	(117.8)	(0.2)	3.4	(106.4)
Loss from discontinued operations,
net of tax	(0.7)	(0.4)	76.9	(3.1)	(0.2)	–
Net income/(loss)	(1.3)	2.6	(145.6)	(3.3)	3.2	(196.0)
____________________
(1) Results may not add due to rounding.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Net sales
FASHION BUG	$248.8	$279.9	$471.2	$536.9
LANE BRYANT	283.3	306.5	581.6	629.7
CATHERINES	83.0	93.7	169.8	194.4
Other retail stores(1)	6.9	5.0	12.8	9.8
Total Retail Stores segment	622.0	685.1	1,235.4	1,370.8
Total Direct-to-Consumer segment	22.5	5.1	49.5	15.4
Corporate and other(2)	4.1	4.2	5.1	4.8
Total net sales	$648.6	$694.4	$1,290.0	$1,391.0
____________________
(1) Includes PETITE SOPHISTICATE stores, which began operations in October 2007, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(2) Primarily revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(10)%	(3)%	(11)%	(2)%
FASHION BUG	(9)	(1)	(11)	(1)
LANE BRYANT	(11)	(5)	(11)	(3)
CATHERINES	(12)	(2)	(14)	1

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
FASHION BUG	1	1	0	1
LANE BRYANT(3)	4	8	2	8
CATHERINES	0	1	0	1
Other retail stores(4)	0	1	0	1

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(2)	(2)	(2)	(2)
LANE BRYANT	(3)	(3)	(3)	(3)
CATHERINES	(0)	(1)	(0)	(1)

Increase/(decrease) in Retail Stores segment sales	(9)	2	(10)	6

Direct-to-Consumer segment
Increase in Direct-to-Consumer segment sales	340 (5)	16	221 (5)	15

Increase/(decrease) in consolidated total net sales	(7)	(9)	(7)	(7)
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

(2) Includes incremental Retail Stores segment E-commerce sales.
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(5) Primarily due to LANE BRYANT WOMAN catalog which began operations in the Fiscal 2008 Fourth Quarter.

The following table shows details of our consolidated income from operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Income from operations
FASHION BUG	$20.8	$31.6	$27.6	$50.7
LANE BRYANT	8.7	26.1	38.4	65.6
CATHERINES	5.5	9.6	12.6	26.5
Other retail stores(1)	0.3	0.0	(0.3)	(0.1)
Total Retail Stores segment	35.3	67.3	78.3	142.7
Total Direct-to-Consumer segment	(5.6)	(2.4)	(9.8)	(3.2)
Corporate and other	(34.9)	(32.0)	(69.9)	(63.2)
Total income/(loss) from operations	$(5.2)	$32.9	$(1.4)	$76.3
____________________
(1) Includes PETITE SOPHISTICATE stores, which began operations in October 2007, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2009 and planned store activity for all of Fiscal 2009:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2009 Year-to-Date:
Stores at February 2, 2008	989	896		468	56		2,409

Stores opened	5	24	(2)	5	3		37
Stores closed(3)	(65)	(12)		(10)	(0)		(87)
Net change in stores	(60)	12		(5)	3		(50)

Stores at August 2, 2008	929	908		463	59		2,359

Stores relocated during period	9	22		6	0		37

Fiscal 2009:
Planned store openings	6	31-35	(4)	6-7	4	(5)	47-52
Planned store closings(6)	105-108	39-46		12	4	(7)	160-170
Planned store relocations	9-12	36-39	(8)	4-5	0		49-56
____________________
(1) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(2) Includes 4 LANE BRYANT OUTLET stores.
(3) Includes 59 FASHION BUG, 9 CATHERINES, 9 LANE BRYANT, and 1 LANE BRYANT OUTLET stores closed as part of the streamlining initiatives announced in February 2008.
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

Comparison of Thirteen Weeks Ended August 2, 2008 and August 4, 2007

Net Sales

Consolidated Net Sales

The decrease in consolidated net sales in the Fiscal 2009 Second Quarter as compared to the Fiscal 2008 Second Quarter was primarily a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 78 under-performing stores during the first half of fiscal 2009 as part of our previously announced initiatives (see “OVERVIEW” above).  These decreases were partially offset by net sales from our new LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2008, which is included in our Direct-to-Consumer segment.

Retail Stores Segment Net Sales

Comparable store sales for the Fiscal 2009 Second Quarter decreased at each of our Retail Stores brands as compared to the Fiscal 2008 Second Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending that we experienced during the latter half of Fiscal 2008 and the Fiscal 2009 First Quarter as well as the closing of the under-performing stores.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for our outlet stores, were flat for LANE BRYANT and FASHION BUG stores, and decreased for our CATHERINES stores.  We operated 2,359 stores as of August 2, 2008 as compared to 2,411 stores as of August 4, 2007.

We offer various loyalty card programs to our Retail Stores segment customers (see “Notes to Condensed Consolidated Financial Statements; Note 6. Customer Loyalty Card Programs” above).  During each of the Fiscal 2009 Second Quarter and Fiscal 2008 Second Quarter we recognized revenues of $5.3 million in connection with our loyalty card programs. As of November 2007 we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.

Direct-to-Consumer Segment Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website, launched in the latter half of Fiscal 2008, and an increase in sales from our FIGI’S catalog.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased as a percentage of consolidated net sales in the Fiscal 2009 Second Quarter as compared to the Fiscal 2008 Second Quarter primarily as a result of negative leverage on buying and occupancy expenses from the decrease in comparable store sales and an increase in catalog advertising expenses.  However, total consolidated cost of goods sold, buying, and occupancy expenses decreased in dollar amount as compared to the prior-year period as a result of our expense reduction initiatives, including the closing of the under-performing stores, which are discussed in the “OVERVIEW” above.  Consolidated cost of goods sold increased 1.3% as a percentage of consolidated net sales as a result of increased promotional activity during the current-year period to drive traffic and liquidate seasonal merchandise.  Consolidated buying, catalog, and occupancy expenses increased 1.9% as a percentage of consolidated net sales.

Although consolidated buying and occupancy expenses increased as a percentage of sales, they decreased in dollar amount primarily as a result of the closing of under-performing stores during the first half of Fiscal 2009 and our expense reduction initiatives as discussed in the “OVERVIEW” above, as well as other store-related occupancy savings.  Consolidated occupancy expenses for the Fiscal 2009 Second Quarter include a gain on the sale of our Memphis, Tennessee distribution center of approximately $1.8 million.  Catalog advertising expenses increased in the Fiscal 2009 Second Quarter as compared to the prior-year period as a result of the start-up of our LANE BRYANT WOMAN catalog launched in the latter half of Fiscal 2008.

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

Retail Stores Segment Cost of Goods Sold, Buying, and Occupancy

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses as a percentage of net sales were 3.3% higher in the Fiscal 2009 Second Quarter as compared to the Fiscal 2008 Second Quarter.  The merchandise margin in our Retail Stores segment decreased in the current-year period as compared to the prior-year period as a result of the increase in promotional markdowns.  Although buying and occupancy expenses for our Retail Stores segment were 1.5% higher as a percentage of net sales, primarily as a result of negative leverage from the decrease in comparable store sales, expense dollars decreased as a result of the closing of the under-performing stores and expense reduction initiatives discussed above,

Direct-to-Consumer Segment Cost of Goods Sold, Buying, Catalog, and Occupancy

The 20.2% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from higher-than-normal catalog advertising expenses incurred in connection with the start-up of our LANE BRYANT WOMAN catalog which was launched in the latter half of Fiscal 2008.

Selling, General, and Administrative

Consolidated Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the Fiscal 2009 Second Quarter decreased in dollar amount from the prior-year period and were unchanged as a percentage of consolidated net sales.  The decrease in expense dollars from the prior-year period was primarily attributable to our expense reduction initiatives discussed above.  During the Fiscal 2009 Second Quarter we recognized $2.1 million of expenses in connection with advisory and legal fees relating to a proxy contest which was settled in May 2008.

Retail Stores Segment Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 1.3% for FASHION BUG, 2.4% for CATHERINES, and 0.1% for LANE BRYANT.  Although selling, general and administrative expenses increased as a percentage of net sales, primarily as a result of the lack of leverage on selling expenses from the decrease in comparable store sales, they decreased in dollar amount at each of our brands.  The decrease in expense dollars from the prior-year period was primarily a result of the closing of the under-performing stores and expense reduction initiatives discussed above.

Direct-to-Consumer Segment Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 42.0% for our Direct-to-Consumer segment, primarily as a result of new sales from our LANE BRYANT WOMAN catalog and related E-commerce website, which began operations during the latter half of Fiscal 2008.

Restructuring and Other Charges

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of our operating functions and in February 2008 we announced additional cost-saving and streamlining initiatives as discussed in the “OVERVIEW” above.  During the Fiscal 2009 Second Quarter we recognized pre-tax charges of approximately $5.3 million for lease termination and relocation costs related to these programs and approximately $0.3 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close.  We anticipate that the execution of the new organizational structure and cost-saving initiatives will result in approximately $28 million of annualized expense savings, primarily in the areas of non-store payroll, elimination of losses from under-performing stores, and occupancy costs.

During the Fiscal 2009 Second Quarter we recognized $9.3 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, in July 2008 (see “RECENT DEVELOPMENTS” above).

Income Tax Provision

Our income tax benefit for the Fiscal 2009 Second Quarter was $2.9 million on a loss from continuing operations before taxes of $6.6 million as compared to a tax provision of $13.0 million on income from continuing operations before taxes of $33.9 million for the Fiscal 2008 Second Quarter.  The Fiscal 2009 Second Quarter income tax benefit was favorably impacted by the receipt of non-taxable life insurance proceeds and adjustments to certain state tax accruals, partially offset by an unfavorable increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand (see “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

Comparison of Twenty-six Weeks Ended August 2, 2008 and August 4, 2007

Net Sales

Consolidated Net Sales

The decrease in consolidated net sales in the first half of Fiscal 2009 as compared to the first half of Fiscal 2008 was primarily a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 78 under-performing stores during the first half of Fiscal 2009 as part of our previously announced initiatives (see “OVERVIEW” above).  These decreases were partially offset by net sales from our new LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2008, which is included in our Direct-to-Consumer segment.

Retail Stores Segment Net Sales

Comparable store sales for the first half of Fiscal 2009 decreased at each of our Retail Stores brands as compared to the first half of Fiscal 2008.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending that we experienced during the latter half of Fiscal 2008, as well as the closing of the under-performing stores.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for our outlet stores, were flat for LANE BRYANT and FASHION BUG stores, and decreased for our CATHERINES stores.

During the first half of Fiscal 2009 we recognized revenues of $10.4 million in connection with our loyalty card programs as compared to revenues of $11.0 million during the first half of Fiscal 2008.

Direct-to-Consumer Segment Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website launched in the latter half of Fiscal 2008 and an increase in sales from our FIGI’S catalog.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 2.5% as a percentage of consolidated net sales in the first half of Fiscal 2009 as compared to the first half of Fiscal 2008.  The increase resulted primarily from negative leverage on buying and occupancy expenses from the decrease in comparable store sales and an increase in catalog advertising expenses.  However, total consolidated cost of goods sold, buying, catalog, and occupancy expense decreased in dollar amount as compared to the prior-year period as a result of our expense reduction initiatives, including the closing of the under-performing stores, which are discussed in the “OVERVIEW” above.  Consolidated cost of goods sold as a percentage of consolidated net sales was comparable to the prior-year period.  Consolidated buying, catalog, and occupancy expenses increased 2.5% as a percentage of consolidated net sales primarily as a result of negative leverage from the decrease in comparable store sales.

Although consolidated buying and occupancy expenses increased as a percentage of sales, they decreased in dollar amount primarily as a result of the closing of under-performing stores during the first half of Fiscal 2009 and our expense reduction initiatives, as well as other store-related occupancy savings, as discussed in the quarterly comparisons above.  Consolidated occupancy expenses for the first half of Fiscal 2009 include a gain on the sale of our Memphis, Tennessee distribution center of approximately $1.8 million.  Catalog advertising expenses increased as compared to the prior-year period as a result of the start-up of our LANE BRYANT WOMAN catalog launched in the latter half of Fiscal 2008.

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

Retail Stores Segment Cost of Goods Sold, Buying, and Occupancy

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses increased 2.5% as a percentage of net sales in the first half of Fiscal 2009 as compared to the first half of Fiscal 2008.  The merchandise margin in our Retail Stores segment declined in the first half of Fiscal 2009 as compared to the first half of Fiscal 2008 primarily as a result of increased promotional activity during the current-year period to drive traffic and liquidate seasonal merchandise.  Although buying and occupancy expenses were 1.8% higher as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in comparable store sales, expense dollars decreased as a result of the closing of the under-performing stores and our expense reduction initiatives.

Direct-to-Consumer Segment Cost of Goods Sold, Buying, Catalog, and Occupancy

The 24.3% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from higher-than-normal catalog advertising expenses incurred in connection with the start-up of our LANE BRYANT WOMAN catalog which was launched the latter half of Fiscal 2008.

Selling, General, and Administrative

Consolidated Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses increased 1.7% as a percentage of consolidated net sales, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales, they decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to our expense reduction initiatives. During the first half of Fiscal 2009 we recognized $5.9 million of expenses in connection with advisory and legal fees relating to a proxy contest which was settled in May 2008.

Retail Stores Segment Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 2.1% for FASHION BUG, 2.9% for CATHERINES, and 0.9% for LANE BRYANT. Although selling, general and administrative expenses increased as a percentage of net sales, primarily reflecting the lack of leverage on selling expenses at each of the brands as a result of the decrease in comparable store sales, they decreased in dollar amount from the prior-year period at each of our brands.  The decrease in expense dollars from the prior-year period was primarily a result of the closing of the under-performing stores and expense reduction initiatives discussed above.

Direct-to-Consumer Segment Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 25.1% for our Direct-to-Consumer segment, primarily as a result of new sales from our LANE BRYANT WOMAN catalog and related E-commerce website, which began operations during the latter half of Fiscal 2008.

Restructuring and Other Charges

As discussed in the overview and quarterly analysis above, we relocated our CATHERINES operations in conjunction with the consolidation of a number of our operating functions and began to implement additional cost-saving and streamlining initiatives announced in February 2008.  During the first half of Fiscal 2009 we recognized pre-tax charges of approximately $7.0 million for lease termination, severance, retention, and relocation costs.  In addition, we recognized approximately $2.2 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close and accelerated depreciation related to the closing of our Memphis facility.

During the first half of Fiscal 2009 we recognized $9.3 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, in July 2008 (see “RECENT DEVELOPMENTS” above).

Income Tax Provision

Our income tax benefit for the first half of Fiscal 2009 was $1.6 million on a loss from continuing operations before taxes of $4.7 million as compared to a tax provision of $27.9 million on income from continuing operations before taxes of $75.3 million for the first half of Fiscal 2008.  The unfavorable impact of the increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48 was partially offset by the receipt of non-taxable life insurance proceeds and adjustments to certain state tax accruals.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand (see “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  Discontinued operations for the first half of Fiscal 2009 include an estimated after-tax loss from the planned disposal of the discontinued operations of $26.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	August 2,	February 2,
(Dollars in millions)	2008	2008

Cash and cash equivalents	$131.3	$61.3
Available-for-sale securities	$6.4	$13.4
Working capital	$466.3	$495.3
Current ratio	2.2	2.4
Long-term debt to equity ratio	46.1%	41.9%

Our net cash provided by operating activities decreased to $111.5 million for the first half of Fiscal 2009 from $158.1 million for the first half of Fiscal 2008, primarily as a result of a $50.4 million decrease in income from continuing operations.  Our net investment in inventories decreased $21.9 million in the current-year period as compared to the prior-year period as a result of our continued efforts to reduce inventory levels.  On a same-store basis, inventories decreased 6% as of August 2, 2008 as compared to August 4, 2007.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $38.5 million during the first half of Fiscal 2009 as compared to $74.0 million for the first half of Fiscal 2008.  Construction allowances received from landlords were $22.2 million for the current-year period as compared to $26.9 million for the prior-year period.

As part of our streamlining initiatives announced in February 2008, we plan to significantly reduce capital expenditures for new store development, store relocations, and corporate technology during Fiscal 2009 in response to the current difficult economic environment.  We plan to open approximately 45-50 new stores in Fiscal 2009 as compared to 103 new stores in Fiscal 2008, and anticipate that our Fiscal 2009 gross capital expenditures will be approximately $79 million before construction allowances received from landlords as compared to gross capital expenditures of $137.7 million for Fiscal 2008.  We expect that approximately 80% of our Fiscal 2009 gross capital expenditures before construction allowances will support store development, including openings, relocations, and store improvements, with the remainder of the expenditures to be primarily for information technology and improvements to our distribution centers.  We expect to finance these capital expenditures primarily through internally-generated funds and to a lesser extent through capital lease financing.

Debt, Lease, and Purchase Commitments

The financial table in “PART II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Debt, Lease, and Purchase Commitments” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 does not include our liability for future benefits payable to former executive employees under split-dollar life insurance agreements that we have recorded in accordance with our adoption of EITF Issue No. 06-4 (see “Notes to Condensed Consolidated Financial Statements; Note 13. Impact of Recent Accounting Pronouncements” above).  As a result of the adoption of EITF Issue No. 06-4, we recognized a $13.7 million increase in our split-dollar life insurance benefits payable through a cumulative effect adjustment as of February 3, 2008.  We recognized $1.6 million of the increase as a current liability (due in less than 1 year) and the remaining $12.1 million as a long-term liability.

Repurchases of Common Stock

During the Fiscal 2009 First Quarter we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under a $200 million share repurchase program announced in November 2007 and 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We did not repurchase any shares of common stock during the Fiscal 2009 Second Quarter.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information regarding the share-repurchase program announced in November 2007.

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

As of August 2, 2008, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2004-VFC	Series 2004-1	2005-RPA(1)	Series 2007-1

Date of facility	May 1999	January 2004	August 2004	May 2005	October 2007
Type of facility	Conduit	Conduit	Term	Conduit	Term
Maximum funding	$50.0	$50.0	$180.0	$55.0	$320.0
Funding as of August 2, 2008	$44.0	$0.0	$180.0	$39.0	$320.0
First scheduled principal payment	Not applicable	Not applicable	April 2009	Not applicable	April 2012
Expected final principal payment	Not applicable(2)	Not applicable(2)	March 2010	Not applicable(2)	March 2013
Next renewal date	March 2009	January 2009	Not applicable	May 2009	Not applicable
____________________
(1) Receivables Purchase Agreement (for the Crosstown Traders catalog proprietary credit card receivables program).
(2)   Series 1999-2 and Series 2004-VFC have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing.  These series and 2005-RPA begin amortizing on the next renewal date subject to the further extension of the renewal date as a result of renewal of the purchase commitment..

In May 2008 the Series 2002-1 facility completed its scheduled amortization, which had begun in August 2007 in accordance with its scheduled terms, and is no longer an outstanding series.

We securitized $455.7 million of private label credit card receivables in the first half of Fiscal 2009 and had $584.9 million of securitized credit card receivables outstanding as of August 2, 2008.  We held certificates and retained interests in our securitizations of $109.3 million as of August 2, 2008 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of August 2, 2008 included $51.5 million of QSPE certificates, an interest-only (“I/O”) strip of $23.5 million, and other retained interests of $34.3 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9.45 million that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of August 2, 2008, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of August 2, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

Benefits from Operating Our Proprietary Credit Card Programs

We manage our proprietary credit card programs primarily to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earn revenue from operating the credit card programs.  As discussed above, we utilize asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits is derived from the distribution of net excess spread revenue from our QSPEs.

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

Further details of our net credit contribution are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Net securitization excess spread revenues	$26.3	$18.5	$49.6	$34.0
Net additions to the I/O strip and servicing liability	(0.3)	0.8	0.1	1.1
Other credit card revenues, net(1)	2.5	2.3	5.8	5.6
Total credit card revenues	28.5	21.6	55.5	40.7
Less total credit card program expenses	17.0	11.9	35.0	23.8
Total credit contribution	$11.5	$9.7	$20.5	$16.9
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Average managed receivables outstanding	$591.9	$372.0	$588.6	$364.1
Ending managed receivables outstanding	$584.9	$367.5	$584.9	$367.5

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

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  We had an aggregate total of $1.7 million of unamortized deferred debt acquisition costs related to the facility as of August 2, 2008, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  In addition, the facility agreement provides that if “Excess Availability” falls below 10% of the “Borrowing Base,” through high levels of borrowing or letter of credit issuance for example, we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (terms in quotation marks in this paragraph and the following paragraph are defined in the facility agreement).  The facility is secured by our general assets, except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  As of August 2, 2008 the “Excess Availability” under the facility was $306.7 million, or 95.1% of the “Borrowing Base.”  As of August 2, 2008, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the “Reserve Percentage” plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of August 2, 2008, the applicable rates under the facility were 5.00% for Prime Rate Loans and 3.71% (LIBOR plus 1%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of August 2, 2008.

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

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of August 2, 2008 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $335.8 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $86.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2009, an increase of approximately $326 thousand in selling, general, and administrative expenses would result.

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

Item 1A. Risk Factors

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  As of August 2, 2008 we were holding our non-core misses apparel catalog titles for sale.  On August 25, 2008 (subsequent to the end of the period covered by this Report on Form 10-Q) we announced that we have entered into a definitive agreement to sell our non-core misses apparel catalogs (see “PART I Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” above).  We cannot assure the successful consummation of our expected sale of our non-core misses apparel catalog titles.

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

Our Form 10-K for the fiscal year ended February 2, 2008 also included disclosure of the following risk factor:

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

On July 9, 2008 we announced that Dorrit J. Bern tendered her resignation as President, Chief Executive Officer and a Director of the Company.  As a result of the resignation and certain other changes in our management team, we are updating this risk factor as follows:

Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our executive officers and their management teams.  We also must motivate employees to remain focused on our strategies and goals, particularly during a period of changing leadership for the Company and a number of our operating divisions.  The inability to find a suitable permanent replacement for our Chief Executive Officer within a reasonable time period, as well as management personnel to replace departing executives, could have a material adverse effect on our business.  We do not maintain key-person life insurance policies with respect to any of our employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

May 4, 2008 through
May 31, 2008	1,449	(1)	$5.23	–
June 1, 2008 through
July 5, 2008	8,260	(1)	5.40	–
July 6, 2008 through
August 2, 2008	77,295	(1)	4.71	–
Total	87,004		$4.78	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)   On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. As of February 2, 2008 no shares had been purchased under this plan. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. During the period from May 4, 2008 through August 2, 2008 no shares were purchased under this plan. As of August 2, 2008, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Our reconvened Annual Meeting of Shareholders (“the Meeting”) was held on June 26, 2008.

As disclosed in our Proxy Statement filed on May 23, 2008 pursuant to Section 14 of the Securities Exchange Act of 1934 (the “Proxy Statement”), Dorrit J. Bern and Alan Rosskamm were nominated for reelection and Arnaud Ajdler and Michael C. Appel were nominated for election to serve three-year terms as Class C Directors, and Richard W. Bennet III and Michael Goldstein were nominated for election to serve three-year terms as Class B Directors.  As a result of the approval of a proposal to amend our Restated Articles of Incorporation and By-laws to declassify our Board of Directors (see below), all members of our Board of Directors, including the Class B and Class C Directors nominated and elected at the Meeting, will serve one-year terms until our 2009 Annual Meeting of Shareholders.

The holders of 103,432,957 shares of our Common Stock, representing 91.3% of the total number of shares outstanding as of the close of business on March 28, 2008 (the record date fixed by our Board of Directors), were present in person or by proxy at the Annual Meeting.  The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Directors nominated:

Name	Votes For	Votes Withheld
Dorrit J. Bern	99,252,383	4,180,574
Alan Rosskamm	99,759,959	3,672,998
Arnaud Ajdler	102,805,593	627,364
Michael C. Appel	102,860,795	572,162
Richard W. Bennet III	102,745,328	687,629
Michael Goldstein	102,722,833	710,124

On July 9, 2008 Dorrit J. Bern tendered her resignation as President, Chief Executive Officer, and Director of Charming Shoppes, Inc. (see “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; “RECENT DEVELOPMENTS” above).

A proposal to re-approve the material terms of the performance goals under the 2003 Incentive Compensation Plan to preserve the deductibility of compensation payments in accordance with Section 162(m) of the Internal Revenue Code was approved, with 93,068,908 votes for, 1,120,504 votes against, 36,192 abstentions, and 9,207,353 broker non-votes.

A proposal to amend our Restated Articles of Incorporation to eliminate the approval requirements for business combinations with interested shareholders was approved, with 102,583,193 votes for, 801,382 votes against, and 48,379 abstentions.

A proposal to amend our Restated Articles of Incorporation and By-laws to declassify our Board of Directors was approved, with 103,025,699 votes for, 350,070 votes against, and 57,184 abstentions.  As a result of approval of this proposal, all members of our Board of Directors, including the Class B and Class C Directors elected at the Meeting, will serve one-year terms until our 2009 Annual Meeting of Shareholders.  The incumbent Class A and Class B Directors’ terms will also be shortened to one year, and all of our Directors will stand for re-election at our 2009 Annual Meeting of Shareholders.

A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for our fiscal year ending January 31, 2009 was approved, with 103,154,483 votes for, 247,996 votes against, and 30,477 abstentions.

Information regarding a settlement agreement between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee terminating a proxy contest and related litigation in connection with the Meeting is included under the caption “RECENT DEVELOPMENTS” in the Proxy Statement and is incorporated herein by reference.

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

3.1	Restated Articles of Incorporation.
3.2	Bylaws, as Amended and Restated through July 10, 2008.
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

10.9	Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.9).
10.10	Form of Stock Appreciation Rights Agreement for Alan Rosskamm.

10.11
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser, incorporated by reference to Form 10-Q of the Registrant dated May 3, 2008, filed on June 6, 2008.  (Exhibit 10.10).

10.12
Letter Agreement, dated as of June 20, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser.

10.13
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008, incorporated by reference to Form 10-Q of the Registrant dated May 3, 2008, filed on June 6, 2008.  (Exhibit 10.12).

10.14
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant dated May 3, 2008, filed on June 6, 2008.  (Exhibit 10.13).

10.15
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008.  (Exhibit 10.1).

10.16	Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: September 4, 2008	/S/ ALAN ROSSKAMM
Alan Rosskamm
Chairman of the Board
Interim Chief Executive Officer

Date: September 4, 2008	/S/ ERIC M. SPECTER
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

3.1	Restated Articles of Incorporation.
3.2	Bylaws, as Amended and Restated through July 10, 2008.
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

10.9	Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008. (Exhibit 10.9).
10.10	Form of Stock Appreciation Rights Agreement for Alan Rosskamm.

10.11
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser, incorporated by reference to Form 10-Q of the Registrant dated May 3, 2008, filed on June 6, 2008.  (Exhibit 10.10).

10.12
Letter Agreement, dated as of June 20, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser.

10.13
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008, incorporated by reference to Form 10-Q of the Registrant dated May 3, 2008, filed on June 6, 2008.  (Exhibit 10.12).

10.14
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant dated May 3, 2008, filed on June 6, 2008.  (Exhibit 10.13).

10.15
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008.  (Exhibit 10.1).

10.16	Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.