Form 10-Q
period 2008-11-01
CHARMING SHOPPES INC
filed 2008-12-09
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of November 28, 2008 was 113,884,069 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 1,	February 2,
(In thousands, except share amounts)	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$67,829	$61,335
Available-for-sale securities	6,375	13,364
Accounts receivable, net of allowances of $1,579 and $6,262	4,477	33,535
Investment in asset-backed securities	112,801	115,912
Merchandise inventories	406,102	330,216
Deferred advertising	12,908	5,546
Deferred taxes	0	9,773
Prepayments and other	177,765	151,716
Current assets of discontinued operations	0	119,994
Total current assets	788,257	841,391

Property, equipment, and leasehold improvements – at cost	1,075,629	1,117,559
Less accumulated depreciation and amortization	657,884	658,410
Net property, equipment, and leasehold improvements	417,745	459,149

Trademarks and other intangible assets	189,021	189,562
Goodwill	66,666	66,666
Other assets	31,801	56,536
Total assets	$1,493,490	$1,613,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,102	$122,629
Accrued expenses	190,447	168,573
Current liabilities of discontinued operations	0	46,086
Current portion – long-term debt	6,601	8,827
Total current liabilities	374,150	346,115

Deferred taxes	42,465	38,122
Other non-current liabilities	192,525	192,454
Long-term debt	307,649	306,169

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 152,352,569 shares and 151,569,850 shares	15,235	15,157
Additional paid-in capital	414,127	407,499
Treasury stock at cost – 38,482,213 shares and 36,477,246 shares	(347,730)	(336,761)
Accumulated other comprehensive income/(loss)	(2)	22
Retained earnings	495,071	644,527
Total stockholders’ equity	576,701	730,444
Total liabilities and stockholders’ equity	$1,493,490	$1,613,304

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	November 1,	November 3,
(In thousands, except per share amounts)	2008	2007

Net sales	$553,066	$599,665

Cost of goods sold, buying, catalog, and occupancy expenses	428,338	429,175
Selling, general, and administrative expenses	167,585	172,423
Impairment of store assets	20,216	0
Restructuring and other charges	5,685	0
Total operating expenses	621,824	601,598

Loss from operations	(68,758)	(1,933)

Other income	1,876	2,686
Interest expense	(2,172)	(2,206)

Loss from continuing operations before income taxes	(69,054)	(1,453)
Income tax (benefit)/provision	(11,269)	287

Loss from continuing operations	(57,785)	(1,740)

Loss from discontinued operations, net of income tax (provision)/benefit
of ($24,004) in 2008 and $1,365 in 2007	(35,181)	(1,828)

Net loss	(92,966)	(3,568)

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of income tax
provision of $8 in 2007	0	15

Comprehensive loss	$(92,966)	$(3,553)

Basic net loss per share:
Loss from continuing operations	$(.50)	$(.01)
Loss from discontinued operations, net of tax	(.31)	(.02)
Net loss	$(.81)	$(.03)

Diluted net loss per share:
Loss from continuing operations	$(.50)	$(.01)
Loss from discontinued operations, net of tax	(.31)	(.02)
Net loss	$(.81)	$(.03)

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 3,
(In thousands, except per share amounts)	2008	2007

Net sales	$1,843,028	$1,990,638

Cost of goods sold, buying, catalog, and occupancy expenses	1,349,389	1,387,562
Selling, general, and administrative expenses	519,375	528,744
Impairment of store assets	20,216	0
Restructuring and other charges	24,241	0
Total operating expenses	1,913,221	1,916,306

Income/(loss) from operations	(70,193)	74,332

Other income	3,183	7,787
Interest expense	(6,742)	(8,287)

Income/(loss) from continuing operations before income taxes	(73,752)	73,832
Income tax (benefit)/provision	(12,914)	28,212

Income/(loss) from continuing operations	(60,838)	45,620

Loss from discontinued operations, net of income tax benefit of $3,628 in 2007	(74,922)	(4,611)

Net income/(loss)	(135,760)	41,009

Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on available-for-sale securities, net of income tax
(provision)/benefit of $12 in 2008 and ($11) in 2007	(24)	17

Comprehensive income/(loss)	$(135,784)	$41,026

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$(.53)	$.37
Loss from discontinued operations, net of tax	(.65)	(.04)
Net income/(loss)	$(1.18)	$.33

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(.53)	$.36
Loss from discontinued operations, net of tax	(.65)	(.04)
Net income/(loss)	$(1.18)	$.32

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 3,
(In thousands)	2008	2007

Operating activities
Net income/(loss)	$(135,760)	$41,009
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	73,774	69,492
Loss on disposition of discontinued operations	46,736	0
Impairment of store assets	20,216	0
Deferred income taxes	13,428	8,856
Stock-based compensation	4,708	8,494
Excess tax benefits related to stock-based compensation	0	(847)
Write-down of deferred taxes related to stock-based compensation	(1,352)	0
Write-down of capital assets	2,456	0
Net (gain)/loss from disposition of capital assets	(722)	1,926
Net loss/(gain) from securitization activities	531	(7,486)
Changes in operating assets and liabilities
Accounts receivable, net	29,058	29,807
Merchandise inventories	(65,430)	(68,763)
Accounts payable	51,768	15,778
Deferred advertising	(5,317)	(10,423)
Prepayments and other	(6,005)	980
Accrued expenses and other	(8,971)	15,278
Purchase of Lane Bryant credit card receivables portfolio	0	(230,975)
Securitization of Lane Bryant credit card receivables portfolio	0	230,975
Net cash provided by operating activities	19,118	104,101

Investing activities
Investment in capital assets	(49,498)	(108,775)
Proceeds from sales of capital assets	4,813	0
Net proceeds from sale of discontinued operations	34,440	0
Gross purchases of securities	(3,935)	(73,089)
Proceeds from sales of securities	11,651	2,206
(Increase)/decrease in other assets	6,635	(15,650)
Net cash provided by/(used by) investing activities	4,106	(195,308)

Financing activities
Proceeds from issuance of senior convertible notes	0	275,000
Proceeds from long term borrowings	108	986
Repayments of long-term borrowings	(6,813)	(9,044)
Payments of deferred financing costs	(47)	(7,611)
Excess tax benefits related to stock-based compensation	0	847
Purchase of hedge on senior convertible notes	0	(90,475)
Sale of common stock warrants	0	53,955
Purchases of treasury stock	(10,969)	(240,289)
Net proceeds from shares issued under employee stock plans	484	389
Net cash used by financing activities	(17,237)	(16,242)

Increase/(decrease) in cash and cash equivalents	5,987	(107,449)
Cash and cash equivalents, beginning of period	61,842	143,838
Cash and cash equivalents, end of period	$67,829	$36,389

Certain prior-year amounts have been reclassified to conform to the current-year presentation.
(Continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 3,
(In thousands)	2008	2007

Non-cash financing and investing activities
Common stock issued on redemption of convertible notes	$0	$149,564
Assets acquired through capital leases	$5,959	$5,509

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission.  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated financial statements, primarily related to discontinued operations (see below), have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our February 2, 2008 Annual Report on Form 10-K.  The results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the term “Fiscal 2009” refers to our fiscal year ending January 31, 2009 and the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008.  The term “Fiscal 2010” refers to our fiscal year ending January 30, 2010.  The term “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended November 1, 2008 and the term “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 3, 2007.  The term “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008 and the term “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Discontinued Operations

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles (collectively, “Crosstown Traders”) in order to provide a greater focus on our core brands and to enhance shareholder value.  Crosstown Traders met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) to be accounted for as held for sale.  Accordingly, the assets, liabilities, and results of operations of Crosstown Traders have been reported as discontinued operations in our consolidated statements of operations and balance sheets for all periods presented.

On August 25, 2008 we announced that we had entered into a definitive agreement to sell our Crosstown Traders non-core misses apparel catalogs to Orchard Brands, a portfolio company owned by Golden Gate Capital, for a cash purchase price of approximately $35,000,000.  The sale was completed on September 18, 2008.  Crosstown Traders’ operations and cash flows have been eliminated from our financial statements as of the date of sale and we will not have any significant involvement in the operations after the sale.

As part of the definitive agreement we have retained certain components of the infrastructure of Crosstown Traders.  Accordingly, we entered into transitional service agreements with Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  These services are to be provided for specified time periods ranging up to one year from the date of the agreement, depending on the services provided.  In addition, Orchard Brands agreed to provide certain transitional services to us, including distribution and call center services.  Subsequent to the transitional period we will be responsible for the remaining lease liabilities for the retained facilities.  We will discontinue using the fixed assets related to the retained facilities after the transitional period.  Accordingly, we will fully depreciate these fixed assets over the transitional services period.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

We evaluated the impact of the retained cash flows with regards to the transitional service agreements in accordance with EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” and determined that the cash inflows and outflows over the transitional period are not expected to be significant.  Accordingly, the reporting of discontinued operations was deemed appropriate in accordance with SFAS No. 144.

During the Fiscal 2009 Third Quarter we finalized our calculation of the loss on disposition of the discontinued operations by increasing the aggregate pre-tax loss on disposition to $46,736,000.  The $3,968,000 increase in the pre-tax loss on disposition during the Fiscal 2009 Third Quarter was primarily a result of changes in working capital during the quarter.  During the Fiscal 2009 Third Quarter we also recognized an increase in the net pre-tax loss from discontinued operations of $7,209,000.  During our Fiscal 2009 Third Quarter we recorded a valuation allowance against our net deferred tax assets (see “Note 8. Income Taxes” below) for the discontinued operations.  This had the effect of reversing $24,004,000 of tax benefits recognized during the Fiscal 2009 First and Second Quarters.  In addition, no tax benefit was recorded on the additional losses recorded in the Fiscal 2009 Third Quarter.  A portion of the reversal of previously recognized tax benefits that was recorded in the Fiscal 2009 Third Quarter related to an excess tax benefit of $10,780,000 that was initially recorded in the Fiscal 2009 First Quarter.  As a result of the completion of the sale, the computation of the tax benefit related to the disposition of the discontinued operations was finalized during the Fiscal 2009 Third Quarter.

Results from discontinued operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007 were as follows:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	November 1,		November 3,	November 1,		November 3,
(In thousands)	2008(1)		2007	2008(1)		2007

Net sales	$34,563		$69,724	$155,811		$234,388

Loss from discontinued operations	$(11,177	)(2)	$(3,193)	$(74,922	)(3)	$(8,239)
Income tax benefit	(24,004	)(4)	1,365	0		3,628
Loss from discontinued operations, net of income tax benefit	$(35,181)		$(1,828)	$(74,922)		$(4,611)
____________________
(1) Through September 18, 2008 (the date of sale).
(2) Includes $7,209,000 of losses from operations and an increase of $3,968,000 in the loss on disposition.
(3) Includes $28,186,000 of losses from operations and a $46,736,000 loss on disposition.
(4) Reversal of previously recognized tax benefit as a result of our recognition of a valuation allowance against net deferred tax assets and the correction of an error.

We received net proceeds from the disposition of $34,440,000 and recognized a liability of $7,700,000 for the fair value of certain transitional services to be provided to the buyer at no cost.  The liability will be amortized to continuing operations over the term of the transitional service agreements as the services are performed.  In addition, we recognized a liability of $2,500,000 for costs to sell the Crosstown Traders business.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Current assets and liabilities of discontinued operations as of September 18, 2008 (the date of sale) and February 2, 2008 were as follows:

	September 18,	February 2,
(In thousands)	2008	2008

Current assets:
Merchandise inventories	$50,855	$61,311
Deferred advertising and other, net	13,594	13,286
Intangible assets	44,758	45,397
Current assets of discontinued operations	$109,207	$119,994

Current liabilities:
Accounts payable	$15,219	$17,924
Accrued expenses	4,192	10,884
Deferred taxes	18,820	17,278
Current liabilities of discontinued operations	$38,231	$46,086

On August 25, 2008 we also announced that we entered into an agreement to sell the misses apparel catalog credit card receivables, which are directly related to the catalog titles sold to Orchard Brands, to World Financial Network National Bank, a unit of Alliance Data Systems Corporation.  On November 14, 2008 we completed the sale of the receivables at par value for $43,294,000, and utilized the proceeds to pay off and terminate the related securitization funding facility (see “Note 15. Subsequent Event” below).  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds to us of $12,455,000.

In addition, we announced our plans to explore the sale of our FIGI’S® Gifts in Good Taste catalog business based in Wisconsin.  The results of operations of FIGI’S are not reported as discontinued operations as they have not met the requirements of SFAS No. 144.

The financial information included in these Notes to Condensed Consolidated Financial Statements reflects only the results of our continuing operations.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations. We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related e-commerce operations are reported under the Direct-to-Consumer segment.  The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET®), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE OUTLET® brands.  The Direct-to-Consumer segment, excluding discontinued operations, derives its revenues from catalog sales and catalog-related e-commerce sales under our LANE BRYANT WOMAN® and FIGI’S® titles and e-commerce sales under our SHOETRADER.COM® website.  See “Discontinued Operations” above and “Note 10. Segment Reporting” below for further information regarding our discontinued operations and segment reporting.

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

Shares available for future grants under our stock-based compensation plans as of November 1, 2008:

2004 Stock Award and Incentive Plan	4,744,437
2003 Non-Employee Directors Compensation Plan	155,924
1994 Employee Stock Purchase Plan	874,664
1988 Key Employee Stock Option Plan	104,292

Stock option and stock appreciation rights activity for the thirty-nine weeks ended November 1, 2008:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000's)

Outstanding at February 2, 2008	1,894,874	$5.95	$1.00	–	$13.84	$1,777
Granted – option price equal to market price	3,255,674	4.79	1.13	–	5.64
Granted – option price less than market price	14,000	1.00	1.00	–	1.00
Canceled/forfeited	(1,061,581)	5.10	1.00	–	12.48
Exercised	(234,198)	4.02	1.00	–	5.47	357	(2)
Outstanding at November 1, 2008	3,868,769	$5.31	$1.00	–	$13.84	$0
Exercisable at November 1, 2008	1,718,283	$6.22	$1.00	–	$13.84	$0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Stock-based compensation expense includes compensation cost for (i) all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (ii) all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock unit and stock appreciation right awards.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	November 1,		November 3,	November 1,		November 3,
(In thousands)	2008		2007	2008		2007

Total stock-based compensation expense	$(306	)(1)	$734	$4,708	(1)	$8,494
____________________
(1) Includes $955 reversal of previously recognized stock-based compensation related to performance-based awards.

During the Fiscal 2009 Second Quarter we granted cash-settled restricted stock units (“RSUs”) under the 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with SFAS No. 123(R).  Excluded from the $(306,000) and $4,708,000 of compensation expense in the above table are a decrease of $214,000 and an increase of $267,000, respectively, in compensation expense related to these cash-settled RSUs.  The $214,000 decrease in compensation expense is a result of a reduction in the market value of our common stock during the Fiscal 2009 Third Quarter.  Total compensation expense for unvested cash-settled RSUs not yet recognized as of November 1, 2008 was $145,000, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of November 1, 2008, and will be recognized over a one-year period from the date of grant.

We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights, and amortize stock-based compensation on a straight-line basis over the requisite service period of an award.  Estimates or assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” in our February 2, 2008 Annual Report on Form 10-K.

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding (excluding cash-settled RSUs), was $10,810,000 as of November 1, 2008.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

	November 1,	February 2,
(In thousands)	2008	2008

Due from customers	$6,056	$39,797
Allowance for doubtful accounts	(1,579)	(6,262)
Net accounts receivable	$4,477	$33,535

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Trademarks and Other Intangible Assets

	November 1,	February 2,
(In thousands)	2008	2008

Trademarks, tradenames, and internet domain names	$188,608	$188,608
Customer lists, customer relationships, and covenant not to compete	6,172	6,172
Total at cost	194,780	194,780
Less accumulated amortization of customer lists, customer
relationships, and covenant not to compete	5,759	5,218
Net trademarks and other intangible assets	$189,021	$189,562

Note 4. Long-term Debt

	November 1,	February 2,
(In thousands)	2008	2008

Long-term debt
1.125% Senior Convertible Notes, due May 2014	$275,000	$275,000
Capital lease obligations	15,163	13,698
6.07% mortgage note, due October 2014	10,586	11,078
6.53% mortgage note, due November 2012	5,600	6,650
7.77% mortgage note, due December 2011	7,416	7,897
Other long-term debt	485	673
Total long-term debt	314,250	314,996
Less current portion	6,601	8,827
Long-term debt	$307,649	$306,169

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

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $812,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective-interest-rate basis over the seven-year life of the notes.  The issuance of the 1.125% Notes is more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” in our February 2, 2008 Annual Report on Form 10-K.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stockholders’ Equity

Thirty-nine
Weeks Ended
November 1,
(Dollars in thousands)	2008

Total stockholders’ equity, beginning of period	$730,444
Cumulative effect of adoption of EITF Issue No. 06-4(1)	(13,696)
Net loss	(135,760)
Issuance of common stock (782,719 shares), net of shares withheld for payroll taxes	484
Purchase of treasury shares (2,004,967 shares)	(10,969)
Stock-based compensation expense	4,708
Tax benefit related to call options	2,866
Write-down of deferred taxes related to stock-based compensation	(1,352)
Unrealized losses on available-for-sale securities, net of income tax benefit	(24)
Total stockholders’ equity, end of period	$576,701
____________________
(1) See “Note 14. Impact of Recent Accounting Pronouncements” below.

Note 6. Customer Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs, we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs in connection with administering these programs as cost of goods sold when incurred.  During the thirteen weeks ended November 1, 2008 we recognized revenues of $5,270,000 and during the thirteen weeks ended November 3, 2007 we recognized revenues of $5,438,000 in connection with our loyalty card programs.  During the thirty-nine weeks ended November 1, 2008 we recognized revenues of $15,644,000 and during the thirty-nine weeks ended November 3, 2007 we recognized revenues of $16,449,000 in connection with these programs.

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

We accrued $3,460,000 as of November 1, 2008 and $2,000,000 as of February 2, 2008 for the estimated costs of discounts earned and coupons issued and not redeemed under these programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Income/(Loss) Per Share

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In thousands, except per share amounts)	2008	2007	2008	2007

Basic weighted average common shares outstanding	114,877	121,196	114,602	122,688
Dilutive effect of assumed conversion of
4.75% Senior Convertible Notes(1)	0	0	0	6,674
Dilutive effect of stock options, stock appreciation
rights, and awards(2)	0	0	0	1,478
Diluted weighted average common shares and
equivalents outstanding	114,877	121,196	114,602	130,840

Income/(loss) from continuing operations	$(57,785)	$(1,740)	$(60,838)	$45,620
Decrease in interest expense from assumed
conversion of 4.75% Senior Convertible
Notes, net of income tax benefit(1)	0	0	0	1,476
Income/(loss) from continuing operations used to
determine diluted net income/(loss) per share	(57,785)	(1,740)	(60,838)	47,096
Loss from discontinued operations,
net of income tax benefit in 2007	(35,181)	(1,828)	(74,922)	(4,611)
Net income/(loss) used to determine
diluted net income/(loss) per share	$(92,966)	$(3,568)	$(135,760)	$42,485

Options with weighted average exercise price
greater than market price, excluded from
computation of net income/(loss) per share:
Number of shares	(2)	(2)	(2)	77
Weighted average exercise price per share	(2)	(2)	(2)	$9.30
____________________
(1) The 4.75% Senior Convertible Notes were converted or redeemed on June 4, 2007 (see “Note 4. Long-term Debt” above).
(2)  Stock options, stock appreciation rights, and awards are excluded from the computation of diluted net loss per share for the 2008 periods and for the thirteen weeks ended November 3, 2007 as their effect would have been anti-dilutive.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes

We calculate our interim tax provision in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”  For each interim period we estimate our annual effective income tax rate and apply the estimated rate to our year-to-date income or loss before income taxes.  We also compute the tax provision or benefit related to items separately reported, such as discontinued operations, and recognize the items net of their related tax effect in the interim periods in which they occur.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the annual estimated effective tax rate we make certain estimates and management judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets.  Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes.

SFAS No. 109 “Accounting for Income Taxes,” provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  In addition, SFAS No. 109 requires recognition of a valuation allowance if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the Fiscal 2009 Third Quarter we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more likely than not limited to our available tax loss carrybacks.  Accordingly, we recognized a non-cash provision of $17,466,000 during the Fiscal 2009 Third Quarter to establish a valuation allowance against our net deferred tax assets, which includes $2,541,000 of net operating loss carryforwards.  Pursuant to SFAS No. 109, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

We adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective as of February 4, 2007.  See “Item 8.  Financial Statements and Supplementary Data; Note 7. Income Taxes” in our February 2, 2008 Annual Report on Form 10-K for further information regarding our adoption of FIN No. 48.

As of November 1, 2008 our gross unrecognized tax benefits were $27,916,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $19,580,000.  The accrued interest and penalties as of November 1, 2008 were $12,660,000.  During the thirty-nine weeks ended November 1, 2008 the gross unrecognized tax benefits increased by $1,251,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $992,000.  Accrued interest and penalties increased during the thirty-nine weeks ended November 1, 2008 by $86,000.

As of November 1, 2008 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $200,000 due to resolutions of audits or expirations of statutes of limitations related to U.S. Federal and state tax positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

Our U.S. Federal income tax returns for Fiscal 2006 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”).  The IRS is not currently examining any of our tax returns.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2004 and beyond, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2005 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1999.

Note 9. Asset Securitization

Our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transfers its interest in all the receivables associated with these programs to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp. (“CSRC”), a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).

Through Fiscal 2007 our Crosstown Traders apparel-related catalog credit card receivables, which we securitized subsequent to our Fiscal 2006 acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders.  Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a separate and distinct special-purpose entity.  On February 5, 2007 the Bank acquired the account relationships of the Crosstown Traders catalog credit cards and all subsequent new receivables were originations of the Bank.  This acquisition did not cause a change in the securitization entities used by the Crosstown Traders credit card program.  On August 25, 2008 we announced that we entered into an agreement to sell our misses apparel catalog credit card receivables in connection with the sale of the related Crosstown Traders catalog titles (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  On November 14, 2008 we completed the sale of the receivables at par value and utilized the proceeds to pay off and terminate the related securitization funding facility (see “Note 15. Subsequent Event” below).

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

We securitized $674,817,000 of private label credit card receivables during the thirty-nine weeks ended November 1, 2008 and had $588,456,000 of securitized credit card receivables outstanding as of November 1, 2008.  We held certificates and retained interests in our securitizations of $112,801,000 as of November 1, 2008, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  The amount of securitized credit card receivables as of November 1, 2008 includes $43,656,000 of securitized credit card receivables associated with the sold Crosstown Traders credit card receivables portfolio and the retained interests in our securitizations as of November 1, 2008 include $15,164,000 associated with the portfolio (see “Note 15. Subsequent Event” below).  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  As of November 1, 2008 our investment in asset-backed securities included $51,200,000 of QSPE certificates, an I/O strip of $23,057,000, and other retained interests of $38,544,000.  Included in these balances are $2,927,000 for the I/O strip and $12,237,000 for the other retained interests which are associated with the sold Crosstown Traders credit card receivables portfolio.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections was fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9,450,000 that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of November 1, 2008, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of November 1, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our February 2, 2008 Annual Report on Form 10-K.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services, information systems support, and insurance to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store selling, buying, occupancy, and warehousing.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.

Corporate and Other net sales consist primarily of revenue related to loyalty card fees.  Corporate and Other operating costs include unallocated general and administrative expenses; shared services; insurance; information systems support; corporate depreciation and amortization; corporate occupancy; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and taxes.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other		Consolidated

Thirteen weeks ended November 1, 2008
Net sales	$528,501	$21,311	$3,254		$553,066
Depreciation and amortization	14,375	43	8,568		22,986 (3)
Loss before interest and taxes	(12,784)	(9,673)	(44,425	)(2)	(66,882)
Interest expense			(2,172)		(2,172)
Income tax benefit			11,269		11,269
Loss from continuing operations	(12,784)	(9,673)	(35,328)		(57,785)
Capital expenditures	9,314	78	1,633		11,025 (3)

Thirty-nine weeks ended November 1, 2008
Net sales	$1,761,680	$70,804	$10,544		$1,843,028
Depreciation and amortization	40,596	117	32,255		72,968 (3)
Income/(loss) before interest and taxes	63,320	(20,202)	(110,128	)(2)	(67,010)
Interest expense			(6,742)		(6,742)
Income tax benefit			12,914		12,914
Income/(loss) from continuing operations	63,320	(20,202)	(103,956)		(60,838)
Capital expenditures	41,473	354	7,190		49,017 (3)

Thirteen weeks ended November 3, 2007
Net sales	$588,055	$9,255	$2,355		$599,665
Depreciation and amortization	15,678	137	7,158		22,973 (4)
Income/(loss) before interest and taxes	32,776	(1,337)	(30,686)		753
Interest expense			(2,206)		(2,206)
Income tax provision			(287)		(287)
Income/(loss) from continuing operations	32,776	(1,337)	(33,179)		(1,740)
Capital expenditures	27,672	624	5,603		33,899 (4)

Thirty-nine weeks ended November 3, 2007
Net sales	$1,958,827	$24,656	$7,155		$1,990,638
Depreciation and amortization	42,459	253	26,065		68,777 (4)
Income/(loss) before interest and taxes	175,456	(4,504)	(88,833)		82,119
Interest expense			(8,287)		(8,287)
Income tax provision			(28,212)		(28,212)
Income/(loss) from continuing operations	175,456	(4,504)	(125,332)		45,620
Capital expenditures	83,264	751	23,217		107,232 (4)
____________________
(1) Current-year periods include LANE BRYANT WOMAN catalog.
(2)  Includes restructuring charges of $1,585 for the thirteen weeks ended November 1, 2008 and $10,812 for the thirty-nine weeks ended November 1, 2008, severance and restructure costs of $1,971 for the thirteen and thirty-nine weeks ended November 1, 2008, and severance, restructure, and store impairment costs of $22,345 for the thirteen weeks ended November 1, 2008 and $31,674 for the thirty-nine weeks ended November 1, 2008 (see “Note 12. Restructuring and Other Charges” below).

(3)  Excludes $222 of depreciation and amortization and $14 of capital expenditures for the thirteen weeks ended November 1, 2008, and $806 of depreciation and amortization and $481 of capital expenditures for the thirty-nine weeks ended November 1, 2008, related to our discontinued operations.

(4)  Excludes $264 of depreciation and amortization and $860 of capital expenditures for the thirteen weeks ended November 3, 2007, and $715 of depreciation and amortization and $1,543 of capital expenditures for the thirty-nine weeks ended November 3, 2007, related to our discontinued operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Impairment of Store Assets

We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and future estimated results when evaluating an asset for potential impairment, and we compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.  The estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, and they may change as new events occur or as additional information is obtained.

Based on our assessment of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, during the Fiscal 2009 Third Quarter we identified approximately 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $20,216,000 to write down these stores to their respective fair values.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also performed a review during the Fiscal 2009 Third Quarter of our goodwill and other intangible assets with indefinite lives for possible impairment and determined that these assets were not impaired.

Note 12. Restructuring and Other Charges

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

On May 21, 2008 we completed the sale of our Memphis, Tennessee distribution center.  We received $4,813,000 of cash in connection with the sale of the facility and we recognized a pre-tax gain on the sale of approximately $1,842,000 during the Fiscal 2009 Second Quarter.

In February 2008 we announced additional initiatives and actions to: streamline our business operations and further sharpen our focus on our core businesses; reduce selling, general, and administrative expenses and capital expenditures; improve cash flow; and enhance shareholder value.  The initiatives and actions include: the elimination of approximately 150 corporate and field management positions; a decrease in the capital budget for Fiscal 2009, primarily through a significant reduction in the number of planned store openings for Fiscal 2009; the closing of approximately 150 under-performing stores; and the closing of our full-line PETITE SOPHISTICATE stores.  To date, we have completed the elimination of corporate and field positions and closed 100 of the identified under-performing stores, including our full-line PETITE SOPHISTICATE stores.  We expect to complete the remainder of these initiatives by the end of February 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Restructuring and Other Charges (Continued)

During the Fiscal 2009 Second Quarter we recognized $9,328,000 of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern.  During the Fiscal 2009 Third Quarter we recognized $1,941,000 of severance costs related to the elimination of 20 corporate positions.  Additionally, as a result of the sale of our non-core misses apparel catalog titles  we recognized $972,000 of accelerated depreciation related to fixed assets we retained in connection with the sale, which we will cease to use after a transitional period (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

During the Fiscal 2009 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog.  As a result of this decision we recognized a markdown allowance of $4,220,000 to reflect catalog-related inventory at the lower of cost or market.  The markdown allowance is included in cost of goods sold, buying, catalog, and occupancy expenses in our condensed consolidated statements of operations and comprehensive income.  We also recognized $1,187,000 of severance costs, which are included in restructuring and other charges, for the elimination of approximately 100 positions.

We accounted for the above plans in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

The following table summarizes the costs incurred to-date and the total estimated costs to be recognized under the plans:

	Costs	Costs Incurred	Estimated	Total
	Incurred	for Thirty-nine	Remaining	Estimated
	as of	Weeks Ended	Costs	Costs as of
	February 2,	November 1,	to be	November 1,
(In thousands)	2008	2008	Incurred	2008

Severance, retention, and related costs	$2,792	$12,988	$201	$15,981
Store lease termination costs	0	7,151	1,756	8,907
Asset write-downs and accelerated
depreciation	11,325	3,240	29	14,594
Relocation and other closing costs	241	862	207	1,310
Total	$14,358	$24,241	$2,193	$40,792

The following table summarizes the severance, retention, and related costs accrued in accordance with SFAS No. 146 and SFAS No. 112 and the payments/settlements for the above plans as of November 1, 2008:

		Costs Accrued
	Accrued	for Thirty-nine		Accrued
	as of	Weeks Ended		as of
	February 2,	November 1,	Payments/	November 1,
(In thousands)	2008(1)	2008	Settlements	2008(1)

Severance, retention, and related costs	$2,688	$12,988	$(7,223)	$8,453
____________________
(1) Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.  Fair Value Measurements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides a single definition of fair value along with a framework for measuring it, and requires additional disclosures about using fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy which places the highest priority on the use of quoted prices in active markets to determine fair value.  It also requires, among other things, that entities are to include their own credit standing when measuring their liabilities at fair value.

In February 2008 the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The FSP amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and certain related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The scope exception of FSP FAS No. 157-1 does not apply to assets acquired or liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141(R) (see “Note 14 Impact of Recent Accounting Pronouncements” below), regardless of whether those assets and liabilities are related to leases.  The scope exception also does not apply to fair value measurements required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or FASB Interpretation No. 21, “Accounting for Leases in a Business Combination.”  FSP FAS No. 157-1 is effective on the initial adoption of SFAS No. 157.  In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not currently recognized or disclosed at fair value on a recurring basis.  In October 2008 the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance.

Under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use various methods to determine fair value, including discounted cash flow projections based on available market interest rates and management estimates of future cash payments.

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

•      Level 1 – Quoted market prices in active markets for identical assets or liabilities

•      Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

•      Level 3 – Unobservable inputs that are not corroborated by market data

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2009.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2010.  The adoption of SFAS No. 157 did not have an impact on our financial position or results of operations, and we do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations. The adoption of FSP SFAS No. 157-3 did not have an impact on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.  Fair Value Measurements (Continued)

Our financial assets and liabilities subject to SFAS No. 157 as of November 1, 2008 were as follows:

	Balance
	November 1,	Fair Value Method Used
(In thousands)	2008	Level 2	Level 3(1)

Assets
Available-for-sale securities(2)	$6,375	$6,375
Certificates and retained interests in securitized receivables	112,801		$112,801

Liabilities
Servicing liability	3,367		3,367
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

The fair value of our servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received.  We determine the fair value by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold.  The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used to value the certificates and retained interests.

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the thirty nine weeks ended November 1, 2008:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, February 2, 2008	$115,912	$3,038
Additions to I/O strip and servicing liability	29,617	4,283
Net reductions to other retained interests	(2,424)
Reductions and maturities of QSPE certificates	(485)
Amortization and valuation adjustments to I/O strip and servicing liability	(29,819)	(3,954)
Balance, November 1, 2008	$112,801	$3,367

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Impact of Recent Accounting Pronouncements

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

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  As compared to SFAS No. 141 and ARB No. 51, these statements change the accounting for business combinations and non-controlling interests in subsidiaries by requiring:

•	Measurement of additional assets acquired and liabilities assumed at fair value as of the acquisition date;

•	Re-measurement of liabilities related to contingent consideration at fair value in periods subsequent to acquisition;

•	Expensing in pre-acquisition periods of acquisition-related costs incurred by the acquirer; and

•	Initial measurement of non-controlling interests in subsidiaries at fair value and classification of the interest as a separate component of equity.

We will be required to adopt the provisions of SFAS No. 141(R) and SFAS No. 160 prospectively effective as of the beginning of Fiscal 2010.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Impact of Recent Accounting Pronouncements (Continued)

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

We will be required to adopt the provisions of SFAS No. 161 prospectively as of the beginning of Fiscal 2010.  We do not expect that the adoption of SFAS No. 161 will have a material effect on our financial position or results of operations.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components.  The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital.  The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

FSP APB 14-1 is to be applied retrospectively to all past periods presented, and will apply to our 1.125% Senior Convertible Notes due May 2014.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share.  Adoption of the proposal will not affect our cash flows.  We will be required to adopt the provisions of FSP APB 14-1 as of the beginning of Fiscal 2010.  We are currently evaluating the extent of the impact of the adoption of FSP APB 14-1 on our financial statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15. Subsequent Event

On November 14, 2008 we completed the sale of the credit card receivables portfolio associated with the Crosstown Traders misses apparel catalogs to World Financial Network National Bank, a unit of Alliance Data Systems Corporation (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” and “Note 9. Asset Securitization” above).  The portfolio was sold for a par value of $43,294,000, subject to a true-up of the amount by December 31, 2008.  The sale enabled us to pay off and terminate the related Series 2005-RPA conduit securitization facility that was dedicated to these receivables.  The sale of the receivables resulted in a one-time negative impact to the credit earnings contribution subsequent to November 1, 2008 of $618,000 associated with the elimination of the I/O strip and prepaid balances associated with the Crosstown portfolio, offset by the discount under which the receivables were conveyed to the conduit facility.  The $39,000,000 outstanding under the 2005-RPA facility was paid off on the closing date.  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds to us of $12,455,000.  Also, on November 14, 2008 we completed a $55,000,000 increase in the conduit capacity of our existing Series 2004-VFC facility, increasing the conduit to $105,000,000 in capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  As used in this management’s discussion and analysis, “Fiscal 2009” refers to our fiscal year ending January 31, 2009, “Fiscal 2008” refers to our fiscal year ended February 2, 2008, and “Fiscal 2010” refers to our fiscal year ending January 30, 2010.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended November 1, 2008 and “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 3, 2007.  “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008, “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 2, 2008, and “Fiscal 2008 Fourth Quarter” refers to our fiscal quarter ended February 2, 2008.  “Fiscal 2010 First Quarter” refers to our fiscal quarter ending May 2, 2009.  The terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

•
A continuing slowdown or recession in the United States economy, an uncertain economic outlook, and escalating energy and food costs could lead to reduced consumer demand for our products in the future, which could adversely affect our business.

•	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

•	We cannot assure the successful sale of our FIGI’S catalog.

•
We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments.  We cannot assure the successful implementation of our plans for the transformation of our brands to a vertical specialty store model.  Recent changes in management may result in a failure to achieve improvement in our operating results.

•
We cannot assure the successful implementation of our planned cost reduction and capital budget reduction plans; the effective implementation of our plans for consolidation of our CATHERINES brand, a new organizational structure, and enhancements in our merchandise and marketing; and we cannot assure the realization of our anticipated annualized expense savings from restructuring programs announced in February 2008 and November 2008.

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

•
We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities.  In addition, the current global financial crisis could adversely affect our ability to secure adequate credit financing. If we were unable to obtain sufficient financing at an affordable cost, our ability to merchandise our stores, e-commerce, or catalog businesses could be adversely affected.

•
We plan to refinance our maturing credit card securitization series with our credit conduit facilities, which are renewed annually.  To the extent that these conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our committed revolving credit facilities to the extent available.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  Without adequate liquidity, our ability to offer our credit program to our customers and consequently our financial condition and results of operations, would be adversely affected.

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

•
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.  Such a repurchase would require significant amounts of cash, would be subject to important limitations, and could adversely affect our financial condition.

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

Except as otherwise disclosed in this section and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Income Taxes

We calculate our interim tax provision in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (see “Notes to Condensed Consolidated Financial Statements; Note 8. Income Taxes” above).  For each interim period, we estimate our annual effective income tax rate and apply the estimated rate to our year-to-date income or loss before income taxes.  We also compute the tax provision or benefit related to items we separately report, such as discontinued operations, and recognize the items net of their related tax effect in the interim periods in which they occur.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the annual estimated effective tax rate we make certain estimates and management judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets.  Our estimates and assumptions may change as new events occur, as additional information is obtained, or as the tax environment changes.

SFAS No. 109, “Accounting for Income Taxes,” provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  In addition, SFAS No. 109 requires recognition of a valuation allowance if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the Fiscal 2009 Third Quarter we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more likely than not limited to our available tax loss carrybacks.  Accordingly, during the Fiscal 2009 Third Quarter we established a valuation allowance against our net deferred tax assets.  Pursuant to SFAS No. 109, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

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

We make certain significant assumptions, estimates, and projections related to the useful lives of our property, plant, and equipment and the valuation of goodwill and other intangible assets related to acquisitions.  In addition, the estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, and they may change as new events occur or as additional information is obtained.  If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result.  Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.

As a result of the significant decrease in the market value of our common stock during the Fiscal 2009 Third Quarter and the impact of the current economic environment on our operating results, we evaluated our property, plant, and equipment, intangible assets, and goodwill for impairment during the Fiscal 2009 Third Quarter (see “Notes to Condensed Consolidated Financial Statements; Note 11. Impairment of Store Assets” above).

RECENT DEVELOPMENTS

On August 25, 2008 we announced that we had entered into a definitive agreement to sell our Crosstown Traders non-core misses apparel catalogs to Orchard Brands, a portfolio company owned by Golden Gate Capital, for a cash purchase price of approximately $35,000,000.  The sale was completed on September 18, 2008.  Crosstown Traders’ operations and cash flows have been eliminated from our financial statements as of the date of sale and we will not have any significant involvement in the operations after the sale.

As part of the definitive agreement we have retained certain components of the infrastructure of Crosstown Traders.  Accordingly, we entered into a transitional services agreement with Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  These services are to be provided for specified time periods ranging up to one year from the date of the agreement, depending on the services provided.  In addition, Orchard Brands agreed to provide certain transitional services to us, including distribution and call center services.  Subsequent to the transitional period we will be responsible for the remaining lease liabilities for the retained facilities.  We will discontinue using the fixed assets related to the retained facilities after the transitional period.  Accordingly, we will fully depreciate these fixed assets over the transitional period.

On August 25, 2008 we also announced that we had entered into an agreement to sell the misses apparel catalog credit card receivables, which are directly related to the catalog titles sold to Orchard Brands, to World Financial Network National Bank, a unit of Alliance Data Systems Corporation.  On November 14, 2008 we completed the sale of the receivables at par value, totaling $43.3 million, and utilized the proceeds to pay off and terminate the related securitization funding facility.  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds to us of $12.5 million (see “Off-Balance-Sheet Financing; Asset Securitization Program” below and “Notes to Condensed Consolidated Financial Statements; Note 15. Subsequent Event” above).

During the Fiscal 2009 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog.  As a result of this decision we recognized a markdown allowance of $4.2 million to reflect catalog-related inventory at the lower of cost or market.  The markdown allowance is included in cost of goods sold, buying, catalog, and occupancy expenses in our condensed consolidated statements of operations and comprehensive income.  We also recognized $1.2 million of severance costs, which are included in restructuring and other charges, for the elimination of approximately 100 positions.  The results of operations of the LANE BRYANT WOMAN catalog are not reported as discontinued operations as they have not met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We expect to discontinue the LANE BRYANT WOMAN catalog operations by the end of the Fiscal 2010 First Quarter.  The decision will allow us to focus our time and resources on executing the strategies of our core retail brands, which is further discussed in “OVERVIEW” below.  Exiting the business will also allow for additional cost savings and generate cash during Fiscal 2010 as the catalog inventories are liquidated.  We estimate that losses from the operation of the LANE BRYANT WOMAN catalog will approximate $10 million during Fiscal 2009.

During the Fiscal 2009 Third Quarter we announced the following appointments:

•
Jay H. Levitt, the former President and CEO of May Merchandising and May Department Stores International, was appointed President of our FASHION BUG brand.  Mr. Levitt has served in various retail-industry leadership and merchandising positions over the past three decades.  From 2001 through 2005 he was the President and Chief Executive Officer of May Merchandising and May Department Stores International, based in St. Louis.  Previously, he had held the position of President and Chief Executive Officer of Robinsons May, following his responsibilities as the General Merchandise Manager for a number of May divisions over several years.  Before joining May, he was a divisional merchandise manager at J.W. Robinsons and The Broadway.

•
Carol L.Williams was appointed President of our CATHERINES PLUS SIZES brand.  Ms. Williams has served in various retail-industry executive and merchandising positions over the past three decades.  Most recently, she served as the President of May Department Stores International from 2002 through 2006.  She was also the President and Chief Executive Officer of Jacobson Stores, Inc., following executive leadership and merchandising positions at Saks, Inc., Edison Brothers, Inc., and Limited Stores.

•
Jeffrey A. Elliott was appointed President of our Charming Outlets division, which includes our LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET chains.  Since 2006 Mr. Elliott has served as Senior Vice President and General Merchandise Manager of Charming Outlets.  Previously, he served as Vice President and General Merchandise Manager of Casual Sportswear for our LANE BRYANT brand and as a buyer for our FASHION BUG brand.  Mr. Elliott’s retail apparel merchandising experience spans more than 25 years, including positions with The May Company, Sears, Carson Pirie Scott, and Montgomery Ward.

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

The downward trend in traffic levels that we experienced in the first half of Fiscal 2009 continued to negatively impact our financial performance during the Fiscal 2009 Third Quarter.  We believe that the continued deterioration of the economic environment has contributed to our negative results by reducing demand for core seasonal and casual apparel merchandise offerings as consumers have become more selective with their purchases.  As a result of these negative trends, in September we accelerated our markdowns of in-season Fall merchandise, primarily at our FASHION BUG brand, in order to stimulate sell-through of seasonal Fall merchandise.  To a lesser extent we also accelerated price reductions at our LANE BRYANT and CATHERINES brands.  These actions resulted in improved comparable store sales in October, particularly at FASHION BUG, but created downward pressure on merchandise margins.  Our consolidated comparable store sales were 9% lower for the Fiscal 2009 Third Quarter and 11% lower for the first three quarters of Fiscal 2009.

Given the continuing uncertain economic climate, we anticipate continued weak traffic trends for the Fiscal 2009 Fourth Quarter, with low-double-digit decreases in consolidated comparable store sales for our Retail Stores segment as compared to a 9% decrease in the corresponding prior-year period.

We have a number of initiatives that we have begun to implement to address our operating results and to focus on turning our business around in this difficult retail environment.  The following paragraphs summarize some of our initiatives.

Organization

We are reviewing our organizational structure with a view towards developing each of our core brands as independent, empowered brands.  With the assistance of a global management consulting firm we have begun the process of transforming Charming Shoppes into a vertical specialty store model, significantly increasing our percentage of internally designed, developed and sourced fashion product.  We plan to develop and source more of our own proprietary fashion merchandise, become more focused on fashion and less driven by commodity product, and ultimately create an enhanced brand experience for our customers through an improved assortment across each of our core brands.  Increasing the percentage of merchandise we source directly will lead to gross margin enhancement opportunities and better value for our customers.  Our recent appointment of strong and empowered brand presidents (see “RECENT DEVELOPMENTS” above) and the subsequent hiring of product design and development executives support this process and signal our commitment to this transformation.

Divest Non-core Assets and Contain Costs

During the Fiscal 2009 Third Quarter we completed the sale of our non-core misses apparel catalogs and our related misses apparel catalog credit card receivables, and we decided to discontinue our LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).  In addition, we are actively exploring the sale of our FIGI’S catalog.  These actions are in line with our strategy to return our focus and energies to our core brands – LANE BRYANT, FASHION BUG, and CATHERINES.

We expect to continue to benefit from our previously announced expense-control initiatives during the remainder of the year.  These initiatives, which have been completed as of the Fiscal 2009 Third Quarter, include the relocation of our CATHERINES operations, the elimination of 150 corporate and field management positions, and the closing of our full-line PETITE SOPHISTICATE stores.  We anticipate that these initiatives will continue to generate pre-tax expense savings, primarily in payroll and occupancy costs, during the remainder of the year.

We also continued to implement our initiative to close approximately 150 under-performing stores, which will result in the elimination of losses from the under-performing stores upon closing.  During the first three quarters of Fiscal 2009 we closed 100 under-performing stores and expect to complete the remaining store closures by the end of February 2009.  On November 25, 2008 we announced the closure of as many as 100 additional stores during Fiscal 2010.  During Fiscal 2009 we have been successful in achieving significant occupancy cost reductions through renegotiations of leases with our landlords.  We expect that our review of our retail store portfolio will identify opportunities for further occupancy cost reductions.

We continued to reduce our expenses during the first three quarters of Fiscal 2009.  Although our expenses increased as a percentage of sales as a result of negative leverage from the decrease in comparable store sales, we were able to reduce expense dollars as compared to the comparable prior-year period.  We will continue to aggressively pursue additional cost savings opportunities.

On November 25, 2008 we announced that we have engaged the services of a management consultant to assist in our restructuring and cost reduction efforts.  The objectives of this program include improving and simplifying critical processes, consolidating activities and infrastructure, and reducing our expense structure in order for it to be more appropriately aligned with our generation of revenues in a recessionary environment.  When combined with the cost reductions and store closings already initiated, we expect to achieve net cost reductions of approximately $100 - $125 million over the next two fiscal years through this process, with approximately $75 million expected to be realized in Fiscal 2010.

Manage Inventory

We continue to focus on reducing our inventory levels through timely markdowns and reduction of planned receipts.  In addition to accelerating our markdowns of seasonal Fall merchandise we are also reducing our planned receipts of Spring 2009 merchandise in response to the current retail trends.  By taking these actions we expect to have our inventory properly positioned at the end of Fiscal 2009 to positively impact our gross margins during Fiscal 2010.  For the Fiscal 2009 Third Quarter total inventory decreased approximately 13% on a comparable-store basis as compared to the comparable prior-year period.

Maintain our Strong Balance Sheet

Our balance sheet remains strong, with ample liquidity through our $74.2 million of cash and available-for-sale securities, which is comparable to $74.7 million as of the end of Fiscal 2008.  We ended the Fiscal 2009 Third quarter with no borrowings on our committed $375.0 million revolving credit facility, which is in place through July 2010.  As of November 1, 2008 our available borrowing capacity on the facility was $255 million.  In addition to our focus on reducing inventory levels and divesting our non-core assets, we have significantly reduced our capital expenditures for new store development and store relocations, and have eliminated non-essential capital expenditures.  We are also exploring additional opportunities to strengthen our financial position, such as a sale and leaseback of certain company-owned real estate.

While we are committed to executing our long-term growth strategy as a multi-brand, multi-channel retailer, we continue to take a conservative operating approach given the current uncertain economic climate and our expectations for continuing weak traffic trends.  In response, we will continue to maintain lean inventories and carefully control operating expenses in order to generate positive free cash flow, preserve cash, and maintain a strong balance sheet.

The following discussion of our results of operations, liquidity, and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Thirty-nine Weeks Ended(1)		Change
	November 1,	November 3,	From Prior	November 1,	November 3,	From Prior
	2008	2007	Period	2008	2007	Period

Net sales	100.0%	100.0%	(7.8)%	100.0%	100.0%	(7.4)%
Cost of goods sold, buying,
catalog, and occupancy expenses	77.4	71.6	(0.2)	73.2	69.7	(2.8)
Selling, general, and
administrative expenses	30.3	28.8	(2.8)	28.2	26.6	(1.8)
Impairment of store assets	3.7	–	–	1.1	–	–
Restructuring and other charges	1.0	–	–	1.3	0.0	–
Income/(loss) from operations	(12.4)	(0.3)	**	(3.8)	3.7	**
Other income	0.3	0.4	(30.2)	0.2	0.4	(59.1)
Interest expense	0.4	0.4	(1.5)	0.4	0.4	(18.6)
Income tax (benefit)/provision	(2.0)	0.0	**	(0.7)	1.4	**
Income/(loss) from
continuing operations	(10.4)	(0.3)	**	(3.3)	2.3	**
Loss from discontinued operations,
net of tax	(6.4)	(0.3)	**	(4.1)	(0.2)	**
Net income/(loss)	(16.8)	(0.6)	**	(7.4)	2.1	**
____________________
(1) Results may not add due to rounding.
** Not meaningful.

The following table shows details of our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007

Net sales
FASHION BUG	$191.1	$221.4	$660.0	$758.3
LANE BRYANT(1)	257.2	279.6	838.9	909.0
CATHERINES	74.2	82.0	244.0	276.3
Other retail stores(2)	6.0	5.1	18.8	15.2
Total Retail Stores segment	528.5	588.1	1,761.7	1,958.8
Total Direct-to-Consumer segment	21.3	9.3	70.8	24.7
Corporate and other(3)	3.3	2.3	10.5	7.1
Total net sales	$553.1	$599.7	$1,843.0	$1,990.6
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(3) Primarily revenue related to loyalty card fees.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(9)%	(8)%	(11)%	(4)%
FASHION BUG	(9)	(7)	(10)	(3)
LANE BRYANT(3)	(10)	(9)	(11)	(5)
CATHERINES	(10)	(6)	(13)	(1)

Sales from new stores as a percentage of total
Consolidated prior-period sales(2):
FASHION BUG	1	1	1	1
LANE BRYANT(3)	4	4	4	6
CATHERINES	0	0	0	0
Other retail stores(4)	0	1	0	1

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
FASHION BUG	(3)	(1)	(2)	(1)
LANE BRYANT(3)	(3)	(1)	(3)	(1)
CATHERINES	(0)	(0)	(0)	(0)

Increase/(decrease) in Retail Stores segment sales	(10)	(4)	(10)	2

Direct-to-Consumer segment
Increase in Direct-to-Consumer segment sales	129 (5)	27	187 (5)	19

Increase/(decrease) in consolidated total net sales	(8)	(14)	(7)	(9)
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
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE stores, which were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores.
(5) Primarily due to LANE BRYANT WOMAN catalog which began operations in the Fiscal 2008 Fourth Quarter.

The following table shows details of our consolidated income from operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007

Income/(loss) from operations
FASHION BUG	$(27.7)	$(0.9)	$(2.3)	$49.8
LANE BRYANT(1)	16.7	27.5	55.0	93.1
CATHERINES	(2.3)	6.7	10.3	33.2
Other retail stores(2)	0.5	(0.5)	0.3	(0.7)
Total Retail Stores segment	(12.8)	32.8	63.3	175.4
Total Direct-to-Consumer segment	(9.7)	(1.3)	(20.2)	(4.5)
Corporate and other	(46.3)	(33.4)	(113.3)	(96.6)
Total income/(loss) from operations	$(68.8)	$(1.9)	$(70.2)	$74.3
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2009 and planned store activity for all of Fiscal 2009:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)		Total

Fiscal 2009 Year-to-Date:
Stores at February 2, 2008	989	896		468	56		2,409

Stores opened	5	33	(2)	7	4		49
Stores closed(3)	(83)	(16)		(11)	(4)		(114)
Net change in stores	(78)	17		(4)	0		(65)

Stores at November 1, 2008	911	913		464	56		2,344

Stores relocated during period	10	32		6	0		48

Fiscal 2009:
Planned store openings	5	33-35	(4)	7	4	(5)	49-51
Planned store closings(6)	96-99	35-40		12	5	(7)	148-156
Planned store relocations	10	36-39	(8)	6	0		52-55
____________________
(1) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(2) Includes 6 LANE BRYANT OUTLET stores.
(3) Includes 72 FASHION BUG, 10 CATHERINES, 12 LANE BRYANT, 2 LANE BRYANT OUTLET, and 4 PETITE SOPHISTICATE stores closed as part of the streamlining initiatives announced in February 2008.
(4) Includes 13 LANE BRYANT intimate apparel side-by-side stores and 7 LANE BRYANT OUTLET stores.
(5) PETITE SOPHISTICATE OUTLET stores.
(6) Includes approximately 150 under-performing stores to be closed as part of the streamlining initiatives announced in February 2008.
(7) PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.
(8) Includes approximately 13-16 conversions to LANE BRYANT intimate apparel side-by-side stores.

Comparison of Thirteen Weeks Ended November 1, 2008 and November 3, 2007

Consolidated Results of Operations

Net Sales

The decrease in consolidated net sales in the Fiscal 2009 Third Quarter as compared to the Fiscal 2008 Third Quarter was primarily a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 100 under-performing stores during the first three quarters of Fiscal 2009 as part of our previously announced initiatives (see “OVERVIEW” above).  These decreases were partially offset by net sales from our LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2008, which is included in our Direct-to-Consumer segment.  During the Fiscal 2009 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).

Cost of Goods Sold, Buying, Catalog, and Occupancy Expenses

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 5.9% as a percentage of consolidated net sales in the Fiscal 2009 Third Quarter as compared to the Fiscal 2008 Third Quarter.  The increase was primarily a result of increased promotional activity during the current-year period to drive traffic and liquidate seasonal merchandise, negative leverage on buying and occupancy expenses from the decrease in comparable store sales, and an increase in catalog advertising expenses.  However, total consolidated cost of goods sold, buying, and occupancy expenses were comparable in dollar amount to the prior-year period as a result of our expense reduction initiatives, including the closing of the under-performing stores (which are discussed in the “OVERVIEW” above), as well as other store-related occupancy savings.  Catalog advertising expenses increased in the Fiscal 2009 Third Quarter as compared to the prior-year period as a result of the start-up of our LANE BRYANT WOMAN catalog launched in the latter half of Fiscal 2008.  During the Fiscal 2009 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).

Selling, General, and Administrative Expenses

Consolidated selling, general, and administrative expenses for the Fiscal 2009 Third Quarter increased 1.5% as a percentage of consolidated net sales in the Fiscal 2009 Third Quarter as compared to the Fiscal 2008 Third Quarter as a result of negative leverage from the decrease in comparable store sales.  However, consolidated selling, general, and administrative expenses decreased in dollar amount from the prior-year period, primarily as a result of our expense reduction initiatives discussed above.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the Fiscal 2009 Third Quarter decreased at each of our Retail Stores brands as compared to the Fiscal 2008 Third Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending that we began to experience during the latter half of Fiscal 2008 and the first half of Fiscal 2009.  Additionally, sales were negatively impacted by the closing of the under-performing stores, particularly at our FASHION BUG brand.  Consistent with the difficult retail environment, the average number of transactions per store decreased for each of our brands.  The average dollar sale per transaction increased for our outlet stores and LANE BRYANT stores, and decreased for our FASHION BUG and CATHERINES stores.

We offer various loyalty card programs to our Retail Stores segment customers (see “Notes to Condensed Consolidated Financial Statements; Note 6. Customer Loyalty Card Programs” above).  We recognized revenues of $5.3 million during the Fiscal 2009 Third Quarter and $5.4 million during the Fiscal 2008 Third Quarter in connection with our loyalty card programs.  As of November 2007 we began offering a loyalty program in connection with the issuance of our new LANE BRYANT proprietary credit card.

Cost of Goods Sold, Buying, and Occupancy

Except for our LANE BRYANT brand, gross margins deteriorated at each of our brands, particularly at our FASHION BUG brand.  Gross margins at our LANE BRYANT brand improved as compared to the prior-year period as a result of our efforts to reduce inventory levels, which allowed us to reduce the level of promotions.  Inventory levels were down 17% at the LANE BRYANT brand at the end of the Fiscal 2009 Third Quarter as compared to the prior-year period.  As a result of sales trends at FASHION BUG, we decided to accelerate our markdowns of in-season Fall product in order to increase sell-through of the merchandise, which negatively impacted FASHION BUG merchandise margins.  We also took similar steps, to a lesser extent, at our LANE BRYANT and CATHERINES brands.  Additionally we reduced planned receipts of Spring 2009 merchandise.  We expect these actions to positively affect our inventory position at the end of Fiscal 2009.

Buying and occupancy expenses for our Retail Stores segment were 1.8% higher as a percentage of net sales, primarily as a result of negative leverage from the decrease in comparable store sales.  However, expense dollars decreased as a result of the closing of the under-performing stores and expense reduction initiatives discussed above.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 1.5% for FASHION BUG, 2.3% for CATHERINES, and 1.6% for LANE BRYANT.  Although selling, general and administrative expenses increased as a percentage of net sales, primarily as a result of the lack of leverage on selling expenses from the decrease in comparable store sales, they decreased in dollar amount at each of our brands.  The decrease in expense dollars from the prior-year period was primarily a result of the closing of the under-performing stores and expense reduction initiatives discussed above.

Direct-to-Consumer Segment Results of Operations

Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website, launched in the latter half of Fiscal 2008, and an increase in sales from our FIGI’S catalog.  As noted in “RECENT DEVELOPMENTS” above we have decided to discontinue the LANE BRYANT WOMAN catalog, which we expect to complete by the Fiscal 2010 First Quarter.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The 34.1% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from higher-than-normal catalog advertising expenses incurred in connection with the start-up of our LANE BRYANT WOMAN catalog, which was launched in the latter half of Fiscal 2008.  Cost of goods sold, buying, catalog, and occupancy expenses for the Fiscal 2009 Third Quarter include a markdown allowance of $4.2 million related to our decision to discontinue the LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 12.4% for our Direct-to-Consumer segment, primarily as a result of new sales from our LANE BRYANT WOMAN catalog and related e-commerce website, which began operations during the latter half of Fiscal 2008.

Impairment of Store Assets

We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and future estimated results when evaluating an asset for potential impairment, and we compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.  The estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, which may change as new events occur or as additional information is obtained.

Based on our assessment of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, during the Fiscal 2009 Third Quarter we identified approximately 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $20.2 million to write down these stores to their respective fair values.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also performed a review during the Fiscal 2009 Third Quarter of our goodwill and other intangible assets with indefinite lives for possible impairment and determined that these assets were not impaired.

Restructuring and Other Charges

In November 2007 we announced our plan to relocate our CATHERINES operations located in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of our operating functions and in February 2008 we announced additional cost-saving and streamlining initiatives.  During the Fiscal 2009 Third Quarter we recognized pre-tax charges of approximately $1.6 million for lease termination, severance, and relocation costs related to these programs and approximately $0.1 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close.  We anticipate that the execution of the new organizational structure and cost-saving initiatives will result in approximately $28 million of annualized expense savings, primarily in the areas of non-store payroll, elimination of losses from under-performing stores, and occupancy costs.  We also recognized approximately $0.9 million of non-cash charges for write-downs of assets retained from the sale of the non-core misses apparel catalog business.

During the Fiscal 2009 Third Quarter we made the decision to discontinue our LANE BRYANT WOMAN catalog operations, which resulted in the recognition of approximately $1.2 million of severance costs.  We also eliminated 20 additional corporate positions and recognized approximately $1.9 million of severance costs.  See “Notes to Condensed Consolidated Financial Statements; Note 12. Restructuring and Other Charges” and “OVERVIEW” above for additional information regarding our restructuring programs.

Income Tax Provision

Our income tax benefit for the Fiscal 2009 Third Quarter was $11.3 million on a loss from continuing operations before taxes of $69.1 million as compared to a tax provision of $0.3 million on a loss from continuing operations before taxes of $1.5 million for the Fiscal 2008 Third Quarter.  The Fiscal 2009 Third Quarter income tax benefit was unfavorably affected by a non-cash provision to establish a valuation allowance against our net deferred tax assets, adjustments relating to the reconciliation of our Fiscal 2008 Federal tax provision to our filed tax return, and an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”.  We adopted the provisions of FIN No. 48 as of the beginning of Fiscal 2008.  Additionally, the Fiscal 2009 Third Quarter income tax benefit was favorably affected by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization.

During the Fiscal 2009 Third Quarter we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on our cumulative three-year loss, including our projected loss for the current year, as well as other available evidence, we determined that the recoverability of our deferred tax assets is limited to our available tax loss carrybacks.  A three-year cumulative loss is a form of objective negative evidence that carries more weight than subjective positive evidence, such as forecasts.  Accordingly, we recognized a non-cash provision of $17.5 million to establish a valuation allowance against our net deferred tax assets.

This valuation allowance will have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.  Pursuant to SFAS No. 109, when our results demonstrate a pattern of future profitability and a reversal of the current three-year cumulative loss trend, the valuation allowance may be adjusted which would result in the reinstatement of all or a part of the net deferred tax assets.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses apparel catalog titles operated under our Crosstown Traders brand (see “RECENT DEVELOPMENTS” and “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

During the Fiscal 2009 Third Quarter we finalized our calculation of the loss on disposition of the discontinued operations by increasing the aggregate pre-tax loss on disposition to $46.7 million.  The $4.0 million increase in the pre-tax loss on disposition during the Fiscal 2009 Third Quarter was primarily a result of changes in working capital during the quarter.  During the Fiscal 2009 Third Quarter we also recognized an increase in the net pre-tax loss from discontinued operations of $7.2 million.  During our Fiscal 2009 Third Quarter we recorded a valuation allowance against our net deferred tax assets (see “Note 8. Income Taxes” below) for the discontinued operations.  This had the effect of reversing $24.0 million of tax benefits recognized during the Fiscal 2009 First and Second Quarters.  In addition, no tax benefit was recorded on the additional losses recorded in the Fiscal 2009 Third Quarter.  A portion of the reversal of previously recognized tax benefits that was recorded in the Fiscal 2009 Third Quarter related to an excess tax benefit of $10.8 million that was initially recorded in the Fiscal 2009 First Quarter.  As a result of the completion of the sale, the computation of the tax benefit related to the disposition of the discontinued operations was finalized during the Fiscal 2009 Third Quarter.

Comparison of Thirty-nine Weeks Ended November 1, 2008 and November 3, 2007

Consolidated Results of Operations

Net Sales

The decrease in consolidated net sales in the first three quarters of Fiscal 2009 as compared to the first three quarters of Fiscal 2008 was primarily a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 100 under-performing stores during the first three quarters of Fiscal 2009 as part of our previously announced initiatives (see “OVERVIEW” above).  These decreases were partially offset by net sales from our new LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2008, which is included in our Direct-to-Consumer segment.  During the Fiscal 2009 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 3.5% as a percentage of consolidated net sales in the first three quarters of Fiscal 2009 as compared to the first three quarters of Fiscal 2008.  The increase resulted primarily from increased promotional activity, particularly during the Fiscal 2009 Third Quarter, negative leverage on buying and occupancy expenses from the decrease in comparable store sales, and an increase in catalog advertising expenses.  However, total consolidated cost of goods sold, buying, catalog, and occupancy expenses decreased in dollar amount as compared to the prior-year period as a result of our expense reduction initiatives, including the closing of the under-performing stores (which are discussed in the “OVERVIEW” above), as well as other store-related occupancy savings.  Consolidated occupancy expenses for the first three quarters of Fiscal 2009 include a gain on the sale of our Memphis, Tennessee distribution center of approximately $1.8 million.  Catalog advertising expenses increased as compared to the prior-year period as a result of the start-up of our LANE BRYANT WOMAN catalog launched in the latter half of Fiscal 2008.  During the Fiscal 2009 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).

Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses increased 1.6% as a percentage of consolidated net sales, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales, they decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to our expense reduction initiatives.  During the first three quarters of Fiscal 2009 we recognized $5.9 million of expenses in connection with advisory and legal fees relating to a proxy contest which was settled in May 2008.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the first three quarters of Fiscal 2009 decreased at each of our Retail Stores brands as compared to the first three quarters of Fiscal 2008.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending that we began to experience during the latter half of Fiscal 2008, as well as the closing of the under-performing stores.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for our outlet stores and LANE BRYANT stores, and decreased for our FASHION BUG and CATHERINES stores.

During the first three quarters of Fiscal 2009 we recognized revenues of $15.6 million in connection with our loyalty card programs as compared to revenues of $16.4 million during the first three quarters of Fiscal 2008.

Cost of Goods Sold, Buying, and Occupancy

For our Retail Stores segment, cost of goods sold, buying, and occupancy expenses increased 3.8% as a percentage of net sales in the first three quarters of Fiscal 2009 as compared to the first three quarters of Fiscal 2008.  The merchandise margin in our Retail Stores segment declined in the first three quarters of Fiscal 2009 as compared to the first three quarters of Fiscal 2008 primarily as a result of increased promotional activity during the current-year period to drive traffic and liquidate seasonal merchandise.  Buying and occupancy expenses were 1.9% higher as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in comparable store sales.  However, expense dollars decreased as a result of the closing of the under-performing stores and our expense reduction initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 2.0% for FASHION BUG, 2.8% for CATHERINES, and 1.1% for LANE BRYANT.  Selling, general and administrative expenses increased as a percentage of net sales, primarily reflecting the lack of leverage on selling expenses at each of the brands as a result of the decrease in comparable store sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands.  The decrease in expense dollars from the prior-year period was primarily a result of the closing of the under-performing stores and expense reduction initiatives discussed above.

Direct-to-Consumer Segment Results of Operations

Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website launched in the latter half of Fiscal 2008 and an increase in sales from our FIGI’S catalog.  As noted in “RECENT DEVELOPMENTS” above we have decided to discontinue the LANE BRYANT WOMAN catalog, which we expect to complete by the Fiscal 2010 First Quarter.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The 27.2% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from higher-than-normal catalog advertising expenses incurred in connection with the start-up of our LANE BRYANT WOMAN catalog which was launched during the latter half of Fiscal 2008.  Cost of goods sold, buying, catalog and occupancy expenses include a markdown allowance of $4.2 million related to our decision during the Fiscal 2009 Third Quarter to discontinue the LANE BRYANT WOMAN catalog (see “RECENT DEVELOPMENTS” above).

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 19.7% for our Direct-to-Consumer segment, primarily as a result of new sales from our LANE BRYANT WOMAN catalog and related e-commerce website, which began operations during the latter half of Fiscal 2008.

Impairment of Store Assets

Based on our assessment of the carrying value of long-lived assets conducted in accordance with SFAS No. 144 (see the quarterly comparison above), during the Fiscal 2009 Third Quarter we identified approximately 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $20.2 million to write down these stores to their respective fair values.

Restructuring and Other Charges

As discussed in the overview and quarterly analysis above, we relocated our CATHERINES operations in conjunction with the consolidation of a number of our operating functions and began to implement additional cost-saving and streamlining initiatives announced in February 2008.  During the first three quarters of Fiscal 2009 we recognized pre-tax charges of approximately $8.5 million for lease termination, severance, retention, and relocation costs.  We also recognized approximately $2.3 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores we expect to close and accelerated depreciation related to the closing of our Memphis facility.  In addition, we recognized $9.3 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, in July 2008.

During the Fiscal 2009 Third Quarter we also recognized approximately $3.1 million of severance costs related to the elimination of 20 corporate positions and  our decision to discontinue the LANE BRYANT WOMAN catalog.  We also recognized approximately $0.9 million of non-cash charges for write-downs of assets retained from the sale of our non-core misses apparel catalog business.

Income Tax Provision

Our income tax benefit for the first three quarters of Fiscal 2009 was $12.9 million on a loss from continuing operations before taxes of $73.8 million as compared to a tax provision of $28.2 million on income from continuing operations before taxes of $73.8 million for the first three quarters of Fiscal 2008.  The current-year benefit was unfavorably impacted by a non-cash provision to establish a valuation allowance against our net deferred tax assets (see the quarterly comparison above), adjustments relating to the reconciliation of our Fiscal 2008 Federal tax provision to our filed tax return, and an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48.  We adopted the provisions of FIN No. 48 as of the beginning of Fiscal 2008.  These unfavorable impacts were partially offset by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization, the receipt of non-taxable life insurance proceeds, and adjustments to certain state tax accruals.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand (see “RECENT DEVELOPMENTS” and “Notes to Condensed Consolidated Financial Statements; Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).    During the first three quarters of Fiscal 2009 we recognized a net loss from discontinued operations of $28.2 million and a loss on disposition of the discontinued operations of $46.7 million.  During the Fiscal 2009 Third Quarter we recognized a $24.0 million reversal of tax benefits recognized in the previous quarters of Fiscal 2009 as a result of our recognition of a valuation allowance against our net deferred tax assets (see the quarterly comparison and “Income Tax Provision” above).

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	November 1,	February 2,
(Dollars in millions)	2008	2008

Cash and cash equivalents	$67.8	$61.3
Available-for-sale securities	$6.4	$13.4
Working capital	$414.1	$495.3
Current ratio	2.1	2.4
Long-term debt to equity ratio	53.3%	41.9%

Our net cash provided by operating activities decreased to $19.1 million for the first three quarters of Fiscal 2009 from $104.1 million for the first three quarters of Fiscal 2008, primarily as a result of a $106.5 million decrease in income from continuing operations.  Our net investment in inventories decreased $39.3 million in the current-year period as compared to the prior-year period as a result of our continued efforts to reduce inventory levels.  On a comparable-store basis, inventories decreased 13% as of November 1, 2008 as compared to November 3, 2007.  Although our total long-term debt decreased slightly during the first three quarters of Fiscal 2008, our long-term debt to equity ratio increased as a result of a decrease in total stockholders’ equity.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $49.5 million during the first three quarters of Fiscal 2009 as compared to $108.8 million for the first three quarters of Fiscal 2008.  Construction allowances received from landlords were $24.6 million for the current-year period as compared to $34.7 million for the prior-year period.

As part of our streamlining initiatives announced in February 2008 and in response to the current difficult economic environment, we plan to significantly reduce capital expenditures for new store development, store relocations, and corporate technology during Fiscal 2009 and Fiscal 2010.  We plan to open approximately 45-50 new stores in Fiscal 2009 as compared to 103 new stores in Fiscal 2008, and anticipate that our Fiscal 2009 gross capital expenditures will be approximately $74 million before construction allowances received from landlords as compared to gross capital expenditures of $137.7 million for Fiscal 2008.  We expect that 75%-80% of our Fiscal 2009 gross capital expenditures before construction allowances will support store development, including openings, relocations, and store improvements, with the remainder of the expenditures to be primarily for information technology and improvements to our distribution centers.  We expect to finance these capital expenditures primarily through internally-generated funds and to a lesser extent through capital lease financing.  We plan to further reduce capital expenditures during Fiscal 2010 and anticipate that our Fiscal 2010 gross capital expenditures will be approximately $27 million before construction allowances received from landlords.

Debt, Lease, and Purchase Commitments

The financial table in “PART II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Debt, Lease, and Purchase Commitments” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 does not include our liability for future benefits payable to former executive employees under split-dollar life insurance agreements that we have recorded in accordance with our adoption of EITF Issue No. 06-4 (see “Notes to Condensed Consolidated Financial Statements; Note 14. Impact of Recent Accounting Pronouncements” above).  As a result of the adoption of EITF Issue No. 06-4, we recognized a $13.7 million increase in our split-dollar life insurance benefits payable through a cumulative effect adjustment as of February 3, 2008.  We recognized $1.6 million of the increase as a current liability (due in less than 1 year) and the remaining $12.1 million as a long-term liability.

Repurchases of Common Stock

During the Fiscal 2009 First Quarter we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under a $200 million share repurchase program announced in November 2007 and 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We did not repurchase any shares of common stock subsequent to the Fiscal 2009 First Quarter.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information regarding the share-repurchase program announced in November 2007.

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

Off-Balance-Sheet Financing

Asset Securitization Program

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Prior to the sale of our Crosstown Traders misses apparel catalog credit card receivables (see “RECENT DEVELOPMENTS” above), we were also using an asset securitization facility to fund the credit card receivables generated by the Crosstown Traders credit card program.  Additional information regarding our asset securitization facilities is included in “Notes to Condensed Consolidated Financial Statements; Note 9. Asset Securitization” above; under the caption “MARKET RISK” below; and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Asset Securitization” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” of our February 2, 2008 Annual Report on Form 10-K.

As of November 1, 2008, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2004-VFC	Series 2004-1	2005-RPA(1)	Series 2007-1

Date of facility	May 1999	January 2004	August 2004	May 2005	October 2007
Type of facility	Conduit	Conduit	Term	Conduit	Term
Maximum funding	$50.0	$50.0(2)	$180.0	$55.0	$320.0
Funding as of November 1, 2008	$38.0	$0.0	$180.0	$39.0	$320.0
First scheduled principal payment	Not applicable	Not applicable	April 2009	Not applicable	April 2012
Expected final principal payment	Not applicable(3)	Not applicable(3)	March 2010	Not applicable	March 2013
Next renewal date	March 2009	January 2009	Not applicable	May 2009	Not applicable
____________________
(1)  Receivables Purchase Agreement (for the Crosstown Traders catalog credit card receivables program).  The sale of the misses apparel catalog credit card receivables related to Crosstown Traders catalog titles was completed on November 14, 2008 (see “RECENT DEVELOPMENTS” above).  At the close of the sale the 2005-RPA was repaid in full and the facility was terminated.

(2) On November 14, 2008 the maximum funding capacity of Series 2004-VFC was increased to $105.0 million.
(3)  Series 1999-2 and Series 2004-VFC have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing.  These series begin amortizing on the next renewal date subject to the further extension of the renewal date as a result of renewal of the purchase commitment.

In May 2008 the Series 2002-1 facility completed its scheduled amortization, which had begun in August 2007 in accordance with its scheduled terms, and is no longer an outstanding series.

We securitized $674.8 million of private label credit card receivables in the first three quarters of Fiscal 2009 and had $588.5 million of securitized credit card receivables outstanding as of November 1, 2008.  We held certificates and retained interests in our securitizations of $112.8 million as of November 1, 2008 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  The amount of securitized credit card receivables as of November 1, 2008 includes $43.7 million of securitized credit card receivables associated with the sold Crosstown Traders credit card receivables portfolio and the retained interests in our securitizations as of November 1, 2008 include $15.2 million associated with the portfolio (see “RECENT DEVELOPMENTS” above).  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.  The outstanding amounts will be reduced as a result of the sale of the Crosstown Traders catalog receivables portfolio.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of November 1, 2008 included $51.2 million of QSPE certificates, an interest-only (“I/O”) strip of $23.1 million, and other retained interests of $38.5 million.  Included in these balances are $2.9 million for the I/O strip and $12.2 million for the other retained interests which are associated with the sold Crosstown Traders credit card receivables portfolio.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9.45 million that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of November 1, 2008, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of November 1, 2008 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

We plan to refinance our maturing securitization series with our credit conduit facilities totaling $155.0 million, which are renewed annually.  To the extent that these conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our $275.0 committed revolving credit facilities to the extent available.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  Without adequate liquidity our ability to offer our credit program to our customers, and consequently our financial condition and results of operations, would be adversely affected.

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

Further details of our net credit contribution are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007

Net securitization excess spread revenues	$25.6	$17.0	$75.2	$51.1
Net additions to the I/O strip and
servicing liability	(0.6)	6.3	(0.6)	7.5
Other credit card revenues, net(1)	3.9	3.2	9.8	8.6
Total credit card revenues	28.9	26.5	84.4	67.2
Less total credit card program expenses	17.4	14.1	52.4	37.9
Total credit contribution	$11.5	$12.4	$32.0	$29.3
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

Further details of our outstanding receivables are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007

Average managed receivables outstanding	$583.7	$369.4	$587.0	$365.9
Ending managed receivables outstanding	$588.5	$598.1	$588.5	$598.1

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

FINANCING

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  We had an aggregate total of $1.5 million of unamortized deferred debt acquisition costs related to the facility as of November 1, 2008, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  In addition, the facility agreement provides that if “Excess Availability” falls below 10% of the “Borrowing Base,” through high levels of borrowing or letter of credit issuance for example, we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (terms in quotation marks in this paragraph and the following paragraph are defined in the facility agreement).  The facility is secured by our general assets, except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  As of November 1, 2008 the “Excess Availability” under the facility was $273.6 million, or 94.6% of the “Borrowing Base.”  As of November 1, 2008, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the “Reserve Percentage” plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of November 1, 2008, the applicable rates under the facility were 4.00% for Prime Rate Loans and 4.37% (LIBOR plus 1.25%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of November 1, 2008.

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

In Fiscal 2009 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, catalog advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash on-hand, securitization facilities, and borrowing facilities will provide adequate liquidity for our business operations and growth opportunities over the next twelve months.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.  We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

We manage our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs and, prior to the sale of the Crosstown Traders catalog receivables (see “RECENT DEVELOPMENTS” above), the Crosstown Traders credit card program through various operating entities that we own.  The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities.  Under the securitization facilities we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs.

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of November 1, 2008 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $335.8 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $86.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2009, an increase of approximately $176 thousand in selling, general, and administrative expenses would result.  Excluding the certificates associated with the Crosstown Traders portfolio that were sold on November 14, 2008, the risk associated with a one-percentage-point pro-rated increase by the end of Fiscal 2009 would be approximately $111 thousand.

As of November 1, 2008, there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 14. Impact of Recent Accounting Pronouncements” above.

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

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements),” which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  See “Part I Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 14. Impact of Recent Accounting Pronouncements” above for further information with respect to FSP APB 14-1.

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

We plan to refinance our maturing credit card securitization series with our credit conduit facilities, which are renewed annually.  To the extent that these conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our committed revolving credit facilities to the extent available.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  Without adequate liquidity, our ability to offer our credit program to our customers and consequently our financial condition and results of operations, would be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

August 3, 2008 through
August 30, 2008	1,657	(1)	$5.53	–
August 31, 2008 through
October 4, 2008	12,185	(1)	4.67	–
October 5, 2008 through
November 1, 2008	4,175	(1)	3.75	–
Total	18,017		$4.54	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)  On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. As of February 2, 2008 no shares had been purchased under this plan. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. During the period from May 4, 2008 through November 1, 2008 no shares were purchased under this plan. As of November 1, 2008, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated through July 10, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 3.2).

4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (File No. 000-07258, Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1).

10.1
Form of Time-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.1).

10.2
Form of Time-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.2).

10.3
Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.3).

10.4
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.4).

10.5
Form of Performance-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.5).

10.6
Form of Performance-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.6).

10.7
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.7).

10.8
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.8).

10.9
Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.9).

10.10	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.11
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008.  (File No. 000-07258, Exhibit 10.10).

10.12
Letter Agreement, dated as of June 20, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008.  (File No. 000-07258, Exhibit 10.1).

10.13
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008.  (File No. 000-07258, Exhibit 10.12).

10.14
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008.  (File No. 000-07258, Exhibit 10.13).

10.15
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008.  (File No. 000-07258, Exhibit 10.1).

10.16
Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008.  (File No. 000-07258, Exhibit 10.1).

10.17
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008.  (File No. 000-07258, Exhibit 10.1).

10.18
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008.  (File No. 000-07258, Exhibit 10.2).

10.19
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008.  (File No. 000-07258, Exhibit 10.3).

10.20
Amendment No. 1 to Stock Purchase Agreement dated as of August 25, 2008 by and among Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other signatories thereto, made and entered into as of September 18, 2008, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008.  (File No. 000-07258, Exhibit 10.2).

10.21
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008.  (File No. 000-07258, Exhibit 10.3).

10.22
Form of Amendment dated September 18, 2008 to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008.  (File No. 000-07258, Exhibit 10.1).

10.23
Second Amendment dated as of November 14, 2008 to Series 2004-VFC Supplement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp, as Seller, Spirit of America, Inc., as Servicer, and U.S. Bank National Association, as successor in interest to Wachovia Bank, National Association, as Trustee, and consented to by Barclays Bank, PLC.

10.24	Form of Charming Shoppes, Inc. 2003 Incentive Compensation Plan Inducement Grant Stock Appreciation Rights Agreement.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: December 9, 2008	/S/ ALAN ROSSKAMM
Alan Rosskamm
Chairman of the Board
Interim Chief Executive Officer

Date: December 9, 2008	/S/ ERIC M. SPECTER
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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated through July 10, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 3.2).

4.1
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007.  (File No. 000-07258, Exhibit 4.1).

4.2	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.1).

10.1
Form of Time-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.1).

10.2
Form of Time-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.2).

10.3
Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.3).

10.4
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.4).

10.5
Form of Performance-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.5).

10.6
Form of Performance-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.6).

10.7
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.7).

10.8
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.8).

10.9
Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008.  (File No. 000-07258, Exhibit 10.9).

10.10	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.11
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008.  (File No. 000-07258, Exhibit 10.10).

10.12
Letter Agreement, dated as of June 20, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008.  (File No. 000-07258, Exhibit 10.1).

10.13
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008.  (File No. 000-07258, Exhibit 10.12).

10.14
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008.  (File No. 000-07258, Exhibit 10.13).

10.15
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008.  (File No. 000-07258, Exhibit 10.1).

10.16
Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008.  (File No. 000-07258, Exhibit 10.1).

10.17
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008.  (File No. 000-07258, Exhibit 10.1).

10.18
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008.  (File No. 000-07258, Exhibit 10.2).

10.19
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008.  (File No. 000-07258, Exhibit 10.3).

10.20
Amendment No. 1 to Stock Purchase Agreement dated as of August 25, 2008 by and among Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other signatories thereto, made and entered into as of September 18, 2008, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008.  (File No. 000-07258, Exhibit 10.2).

10.21
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008.  (File No. 000-07258, Exhibit 10.3).

10.22
Form of Amendment dated September 18, 2008 to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008.  (File No. 000-07258, Exhibit 10.1).

10.23
Second Amendment dated as of November 14, 2008 to Series 2004-VFC Supplement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp, as Seller, Spirit of America, Inc., as Servicer, and U.S. Bank National Association, as successor in interest to Wachovia Bank, National Association, as Trustee, and consented to by Barclays Bank, PLC.

10.24	Form of Charming Shoppes, Inc. 2003 Incentive Compensation Plan Inducement Grant Stock Appreciation Rights Agreement.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.