Form 10-K
period 2009-01-31
CHARMING SHOPPES INC
filed 2009-04-01
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number:  000-07258

CHARMING SHOPPES, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1721355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 STATE ROAD, BENSALEM, PA 19020	(215) 245-9100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.10 per share)	The NASDAQ Stock Market LLC
Chicago Stock Exchange, Inc.
Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
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

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of August 2, 2008 (the last day of the registrant’s most recently completed second fiscal quarter), based on the closing price on August 1, 2008, was approximately $616,261,448.

As of March 23, 2009, 115,291,618 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2009 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
FORM 10-K ANNUAL REPORT

i

(Continued)

ii

PART I

Item 1.  Business

GENERAL

We are a multi-brand, specialty apparel retailer with a leading market share in women’s plus-size specialty apparel.  During our fiscal year ended January 31, 2009 (“Fiscal 2009”) the sale of plus-size apparel represented approximately 80% of our total net sales.  Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups.  During Fiscal 2009 our business operations consisted primarily of three distinct core brands:  LANE BRYANT®, FASHION BUG®, and CATHERINES PLUS SIZES®. These core brands operate retail stores and store-related e-commerce websites under our Retail Stores business segment.

LANE BRYANT® is a widely recognized brand name in plus-size fashion.  Through private labels such as VENEZIA®, CACIQUE®, and LANE BRYANT®, we offer fashionable and sophisticated apparel in plus-sizes 14 – 28, including intimate apparel, wear-to-work and casual sportswear, and accessories.  LANE BRYANT has a loyal customer base, generally ranging in age from 35 to 55 years old, which shops for fashionable merchandise in the moderate price range.  Our 786 LANE BRYANT retail stores are located in 47 states, in a combination of destination malls, lifestyle centers, and strip malls, and average approximately 5,900 square feet.  During Fiscal 2009 our LANE BRYANT website (lanebryant.com) averaged 2.3 million unique visitors per month with an established on-line community.

Our LANE BRYANT intimate apparel side-by-side store pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates as well as additional national brands, presented in a double store-front.  This larger footprint of approximately 7,200 square feet per combined store compares with the full-line LANE BRYANT store footprint of approximately 5,600 square feet. Included in the 786 stores operated by LANE BRYANT as of January 31, 2009 are 132 stores operated in the side-by-side format.

LANE BRYANT OUTLET® is the only national chain exclusively offering women’s plus-size apparel in the outlet sales channel.  Through our private labels and selected national brands we offer fashionable and sophisticated apparel in plus-sizes 14 – 28, including intimate apparel, wear-to-work and casual sportswear, and accessories, as well as selected footwear and social occasion apparel. As of January 31, 2009 we operated 106 LANE BRYANT OUTLET stores in 34 states throughout the country.  LANE BRYANT OUTLET stores average approximately 5,800 square feet.

FASHION BUG® stores specialize in selling plus-size and misses apparel in sizes 6 – 30 serving women’s lifestyle needs from casual to dressy, as well as accessories, intimate apparel, and footwear.  FASHION BUG customers generally range in age from 20 to 49 years old and shop in the low-to-moderate price range.  Our 897 FASHION BUG stores are located in 43 states, primarily in strip shopping centers, and average approximately 8,700 square feet.  During Fiscal 2009 our FASHION BUG website (fashionbug.com) averaged 988,000 unique visitors per month.

CATHERINES PLUS SIZES® is particularly known for extended sizes (over size 28) and petite plus-sizes.  CATHERINES® offers classic apparel and accessories for wear-to-work and casual lifestyles.  CATHERINES customers are generally in the 40 years old and older age group, shop in the moderate price range, and are concerned with fit and value.  Our 463 CATHERINES stores are located in 44 states, primarily in strip shopping centers, and average approximately 4,200 square feet.  During Fiscal 2009 our CATHERINES website (catherines.com) averaged more than 503,000 unique visitors per month.

PETITE SOPHISTICATE OUTLET® is the only national chain exclusively offering women’s petite-size apparel in the outlet sales channel.  PETITE SOPHISTICATE OUTLET targets women 35 – 55 years old and offers traditional and contemporary apparel in casual and career assortments.   We offer clothing tailored to women 4'11'' – 5'4'' who wear petite sizes 0 – 14.  Substantially all of the PETITE SOPHISTICATE OUTLET stores operate with a LANE BRYANT OUTLET store in side-by-side locations.  As of January 31, 2009 we operated 49 PETITE SOPHISTICATE OUTLET stores in 24 states throughout the country.  These stores average approximately 2,600 square feet and the side-by-side locations average a combined total of approximately 8,900 square feet.  During Fiscal 2009 our PETITE SOPHISTICATE OUTLET website (petitesophisticate.com) began e-commerce operations and in March 2009 it transitioned from an e-commerce website to a marketing and informational website.

In addition to the core brands operated under our Retail Stores segment, during Fiscal 2009 our Crosstown Traders and LANE BRYANT WOMAN catalog and catalog-related e-commerce websites operated under our Direct-to-Consumer segment.  Crosstown Traders marketed women’s apparel through various catalog titles and related e-commerce websites, and marketed food and specialty gift products through its FIGI’S® catalog and related e-commerce website.  The LANE BRYANT WOMAN catalog and related e-commerce website targeted a different core customer from our LANE BRYANT retail stores with different fashion and price points.  In April 2008 we began to explore strategic alternatives for our Crosstown Traders business in order to provide a greater focus on our core brands and to enhance shareholder value.  In September 2008 we completed the sale of our Crosstown Traders non-core misses apparel catalogs.  During the third quarter of Fiscal 2009 we also decided to discontinue the LANE BRYANT WOMAN catalog in order to focus on our core LANE BRYANT retail customer and began to actively explore the sale of our FIGI’S gift catalog.  We expect to discontinue the LANE BRYANT WOMAN catalog operations during the first half of our fiscal year ending January 30, 2010 (“Fiscal 2010”).  These steps will enable us to focus all of our direct-to-consumer efforts on our three core brands, particularly on their e-commerce businesses.

Financial information by business segment for each of our last three fiscal years is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 19.  SEGMENT REPORTING” below.

We are currently reviewing our organizational structure with a view towards empowering each of our core brands to take full ownership of all aspects of the customers’ experience while collectively seeking to maximize synergies from being a multi-brand retailer.  With the assistance of a global management consulting firm we are in the process of transforming our operations into a vertical specialty store model and increasing our percentage of internally designed, developed, and sourced fashion product.  We plan to develop and source more of our own proprietary fashion merchandise, become more focused on fashion and less driven by commodity product, and ultimately create an enhanced brand experience for our customers through an improved assortment across each of our core brands.  Under the vertical specialty store model, each of our brands can project a unique fashion point-of-view with a consistent fit, color, and brand attitude.  Increasing the percentage of merchandise we source directly will lead to gross margin enhancement opportunities and better value for our customers.  During Fiscal 2009 we appointed experienced brand presidents for each of our core brands and hired product design and development executives as part of our commitment to this transformation and to support this process.

In conjunction with these organizational initiatives, we also began to implement a multi-year strategy to enhance our competitive position and improve our financial results.  The strategy includes:  a re-focus on our core retail brands; divestiture of non-core assets; substantial reductions in operating expenses and a streamlining of our operations; and maintaining and protecting our strong financial position.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for further discussion of our planned organizational initiatives and details of our multi-year strategy.

RETAIL STORES SEGMENT

Stores

Our 2,301 retail stores (as of January 31, 2009) are primarily located in suburban areas and small towns.  Approximately 79% of these stores are located in strip shopping centers and lifestyle centers, with the remainder located in community and regional malls.  The majority of our FASHION BUG, CATHERINES, and outlet stores are strip-center based.  Approximately 51% of our LANE BRYANT stores are located in strip and lifestyle shopping centers, with the remaining stores located primarily in national malls.

We believe that our customers visit strip shopping centers frequently as a result of the tenant mix and convenience of strip shopping centers.  Our long-term real estate strategy is to continue to increase the percentage of total stores in strip and lifestyle centers, primarily through growth at the LANE BRYANT brand.  Availability of strip and lifestyle center retail space significantly outpaces mall expansion.  In addition, we benefit in strip and lifestyle centers from substantially lower occupancy costs as compared to occupancy costs in malls.  We continue to seek additional store locations that meet our financial and operational objectives.

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

All retail stores are operated under our direct management.  Each store has a manager and/or an assistant manager or supervisor who is in daily operational control of the location.  We also employ district managers who travel to all stores in their district on a frequent basis to supervise store operations.  Each district manager has responsibility for an average of 14 stores.  Regional managers, who report to a Vice President of Stores, supervise the district managers.  Generally, we appoint district managers from our pool of store managers and our store managers from our pool of assistant store managers.  We seek to motivate our store management through internal advancement and promotion, competitive wages, and various incentive, medical, and retirement plans.  We centrally develop store operations, merchandising, and buying policies, and assign to individual store management the principal duties of display, selling, and reporting through point-of-sale terminals.

The recessionary economy that existed during Fiscal 2009 has resulted in a continuing downward trend in traffic levels in our retail stores.  The women’s specialty apparel market has been particularly hard hit, as consumers are delaying purchases in response to the increasingly uncertain economic environment and a deteriorating job market.  In response to the continuing weak retail and economic environment, during February 2008 we announced a significant reduction in the number of planned store openings and the closing of approximately 150 under-performing stores during Fiscal 2009.  In November 2008 we announced the closing of as many as 100 additional stores and a significant reduction in store openings and relocations during Fiscal 2010.  We also announced a substantial reduction in capital spending in Fiscal 2010 that will result in the opening and relocation of fewer stores than in prior years.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for additional information regarding our planned store openings and closings.

Our store openings, closings, and number of locations over the past three fiscal years are as follows:

	Year Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
Store Activity:
Number of stores open at beginning of period	2,409		2,378		2,236
Opened during period	48	(1)	103	(2)	198	(3)
Closed during period	(156	)(4)	(72)		(56)
Number of stores open at end of period	2,301		2,409		2,378

Number of Stores Open at End of Period by Brand:
FASHION BUG	897		989		1,009
LANE BRYANT	892	(5)	896	(5)	859	(5)
CATHERINES	463		468		465
PETITE SOPHISTICATE OUTLET	49		56	(6)	45
Number of stores open at end of period	2,301		2,409		2,378
____________________

(1) Includes 7 LANE BRYANT OUTLET stores, 11 LANE BRYANT/CACIQUE intimate apparel side-by-side stores, and 4 PETITE SOPHISTICATE OUTLET stores.

(2) Includes 19 LANE BRYANT OUTLET stores, 37 LANE BRYANT intimate apparel side-by-side stores, 7 PETITE SOPHISTICATE OUTLET stores, and 4 PETITE SOPHISTICATE stores.

(3) Includes 82 LANE BRYANT OUTLET stores and 45 PETITE SOPHISTICATE OUTLET stores.

(4)     Includes 78 FASHION BUG, 10 CATHERINES, 21 LANE BRYANT, 2 LANE BRYANT OUTLET, 1 PETITE SOPHISTICATE OUTLET, and 4 PETITE SOPHISTICATE stores in connection with the closure of under-performing stores announced in February 2008.

(5) Includes LANE BRYANT OUTLET stores as follows: 106 in Fiscal 2009, 101 in Fiscal 2008, and 82 in Fiscal 2007.

(6) Includes 4 PETITE SOPHISTICATE stores.

Our planned store activity by brand for Fiscal 2010 is as follows:

	Openings	Closings(1)	Relocations

FASHION BUG	0	45	3
LANE BRYANT	6	30	9
CATHERINES	0	13	0
PETITE SOPHISTICATE OUTLET	0	12	0
Total	6	100	12
____________________
(1) Closure of under-performing stores announced in November 2008.

Merchandising and Buying

We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the core customer for each of our retail store brands.  The marketing and merchandising operations for each of our core brands operate as separate groups.  We believe that the specialization of marketers and buyers within each brand enhances each brand’s identity and distinctiveness.  We also use domestic and international fashion market guidance, fashion advisory services, proprietary design, and in-store and e-commerce testing to determine the optimal product assortments for each of our brands.  We believe that this approach results in greater success in predicting customer preferences while reducing our inventory investment and risk.  We seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.  Our merchandising and buying philosophy, coupled with enhancements in inventory management, helps facilitate the timely and orderly purchase and flow of merchandise.  This enables our stores to offer fresh product assortments on a regular basis.

We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location.  At LANE BRYANT we offer a combination of fashion basics, seasonal fashions, and high fashion in casual and wear-to-work merchandise and our CACIQUE brand of intimate apparel, as well as other national brand intimate apparel and accessories.  We translate current trends into plus-sizes and strive to be first to market with our styles.  At FASHION BUG we offer a broad assortment of both casual and wear-to-work apparel in plus and misses sizes at low-to-moderate prices.  FASHION BUG’s merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear.  At CATHERINES we offer a broad assortment of plus-size merchandise in classic styles designed to provide “head-to-toe” dressing for our customers.  CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes.  CATHERINES has developed a unique expertise in the fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.  Our “Right Fit by Lane Bryant®”, “Right Fit by Fashion Bug®”, and “Right Fit by Catherines®” campaigns support our core denim and career pant assortments using a unique fit and sizing technology, based on an extensive fit survey.  Right Fit adapts to three different body shapes: straight, moderately curvy, and curvy.

LANE BRYANT OUTLET features products developed exclusively for our outlet stores, which include updated key items and best-sellers from our full-line LANE BRYANT brand.  Selected national brands and expanded categories, such as intimate apparel, footwear, and social occasion, are also offered at LANE BRYANT OUTLET.  PETITE SOPHISTICATE OUTLET offers career and casual sportswear in petite sizes 0-14.  The brand provides traditional, updated classics, and collections to meet the customers’ everyday work and casual needs, with an emphasis on outfitting.

As discussed under the caption “GENERAL” above, we are in the process of transforming our merchandising operations into a vertical specialty store model and increasing our percentage of internally designed, developed and sourced fashion product.  We plan to develop more of our own proprietary fashion merchandise, become more focused on fashion and less driven by commodity product, present a strong fashion point-of-view, and ultimately create an enhanced brand experience for our customers through an improved assortment across each of our core brands.

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

Our stores experience a normal seasonal sales pattern for the retail apparel industry, with peak sales typically occurring during the spring and December holiday seasons.  We generally build inventory levels before these peak sales periods.  To maintain current and fashionable inventory we reduce the price of slow-moving merchandise throughout the year.  Much of our merchandise is developed for one or more of our four seasons: Spring, Summer, Fall, and Holiday.  End-of-season sales are conducted with the objective of carrying a minimal amount of seasonal merchandise over from one season to another.  Retail Stores segment sales for the four quarters of Fiscal 2009, as a percent of annual Retail Stores segment sales, were 26.8%, 27.0%, 23.1%, and 23.1%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic.  We primarily use targeted direct-mail and e-mail advertising to preferred customers selected from a database of approximately 27.9 million proprietary credit card, third-party credit card, and cash customers who have purchased merchandise from us within the past three years.  We may also use radio, television, newspaper, and internet advertising and fashion shows to stimulate traffic at certain strategic times of the year.  We also use pricing policies, displays, store promotions, and convenient store hours to attract customers.  We maintain websites for our LANE BRYANT, FASHION BUG, CATHERINES, and PETITE SOPHISTICATE OUTLET brands that provide information regarding current fashions and promotions and, except for PETITE SOPHISTICATE OUTLET, also provide internet shopping.  We believe that, with the planning and guidance of our specialized home-office personnel, each brand provides such displays and advertising as may be necessary to feature certain merchandise or certain promotional selling prices from time to time.

We offer our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE OUTLET retail store customers various loyalty card programs.  Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  These membership fee programs include those administered by our proprietary credit card programs as well as those administered outside of our proprietary credit card programs.  The proprietary credit card programs provide customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee.  Other programs are offered that do not require the payment of a membership fee but allow cardholders to earn points for purchases using a proprietary credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  Additional information on our loyalty card programs is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Revenue Recognition” below.

Sourcing

To meet the demands of our customers we access both the domestic wholesale and overseas markets for our retail store merchandise purchases.  This allows us to maintain flexible lead times, respond quickly to current fashion trends, and replenish merchandise inventory as necessary.  During Fiscal 2009 we purchased merchandise from approximately 580 suppliers located throughout the world.  We use our overseas sourcing operations, which generally require longer lead times, primarily to purchase fashion-basic merchandise for our stores.  In Fiscal 2009 our overseas sourcing operations accounted for approximately 40% of retail store merchandise purchases.  Overseas sourcing by brand, as a percent of merchandise purchases, was approximately 38% for FASHION BUG, 41% for LANE BRYANT, 33% for CATHERINES, and 60% for LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET.  We also purchase a portion of our LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer that is a wholly-owned subsidiary of Limited Brands, Inc.  These purchases from Mast accounted for approximately 5% of our total retail store merchandise purchases and approximately 15% of merchandise purchases for LANE BRYANT during Fiscal 2009.  No other vendor accounted for more than 2% of total retail store merchandise purchases during Fiscal 2009.

As discussed under the caption “GENERAL” above, we are in the process of transforming our operations into a vertical specialty store model and increasing our percentage of internally sourced fashion product.  Increasing the percentage of merchandise we source directly will lead to gross margin enhancement opportunities and better value for our customers.

We pay for a majority of our merchandise purchases outside the United States on an open account basis.  We pay for the remainder of our purchases outside the United States through corporate-issued letters of credit and, to a lesser extent, through bank-issued letters of credit where we are the importer of record.  The geographic diversification of our sourcing network provides us with the flexibility to locate alternate sources for our products in order to meet our pricing targets.

To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States.  Should events such as political instability or a natural disaster result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment.  For our FASHION BUG, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET stores we operate a distribution center in Greencastle, Indiana.  This facility is located on a 150-acre tract of land and contains a building of approximately 1,040,000 square feet.  We estimate that this facility has the capacity to service up to approximately 1,800 stores.  For our LANE BRYANT and CATHERINES stores we operate a distribution center in White Marsh, Maryland.  The White Marsh facility is located on 28 acres of land and contains a building of approximately 513,000 square feet that is currently designed to service up to approximately 1,800 stores.

The vast majority of our merchandise purchases are received at these distribution facilities, where they are prepared for distribution to our stores.  Automated sorting systems in the distribution centers enhance the flow of merchandise from receipt to quality control inspection, receiving, ticketing, packing, and final shipment.  Merchandise is shipped to each store principally by common carriers.  We use computerized automated distribution attributes to combine shipments when possible and improve the efficiency of the distribution operations.

Inventory and fulfillment activities for our store-related e-commerce operations are handled by a third-party warehouse facility in Indianapolis, Indiana.  We utilize approximately 375,000 square feet of space that is used for merchandise receipt, storage, picking, packing, shipping, and returns processing.  A majority of this merchandise is received from our Greencastle and White Marsh distribution centers.

Our distribution and logistics operations provide adequate capacity for the foreseeable future, and we continually evaluate our overall long-term distribution and logistics requirements.

DIRECT-TO-CONSUMER SEGMENT

We established our Direct-to-Consumer segment in June 2005 with the acquisition of Crosstown Traders, Inc.  Crosstown Traders operated multiple catalog titles and related websites, with the majority of revenues derived from the catalog sales of women's apparel, footwear, and accessories.  Crosstown Traders also derived revenues from the catalog sales of food and gifts through its FIGI’S catalog.  A substantial majority of sales through the FIGI’S catalog occur during the December holiday season.  In October 2007 the LANE BRYANT catalog trademark, which had been licensed to a third party, reverted to us and we launched our LANE BRYANT WOMAN catalog and related website.

In April 2008 we began to explore strategic alternatives for our Crosstown Traders business in order to provide a greater focus on our core brands and to enhance shareholder value.  In September 2008 we completed the sale of our Crosstown Traders non-core misses apparel catalogs to an affiliate of Orchard Brands, a portfolio company owned by Golden Gate Capital.  During the third quarter of Fiscal 2009 we also decided to discontinue the LANE BRYANT WOMAN catalog and began to actively explore the sale of our FIGI’S gift catalog.  As of the end of Fiscal 2009 our Direct-to-Consumer segment consisted of the operations of our FIGI’S and LANE BRYANT WOMAN catalogs.  We expect to discontinue the LANE BRYANT WOMAN catalog operations during the first half of our fiscal year ending January 30, 2010 (“Fiscal 2010”).

In connection with the sale of the Crosstown Traders apparel catalogs we retained certain components of its infrastructure.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  These services are to be provided for specified time periods ranging up to one year from the date of the agreement, depending on the services provided.  In addition, an affiliate of Orchard Brands agreed to provide certain transitional services to us, including distribution and call center services, for specified time periods ranging up to one year from the date of the agreement.  Subsequent to the transitional period we will be responsible for any remaining lease liabilities for the retained facilities and we will discontinue using the fixed assets related to the retained facilities.

We own 125,000 square-feet of automated distribution center space in Marshfield, Wisconsin that serves as the main distribution area for our FIGI’S catalog and ships approximately 2,400,000 packages per year.  A 122,000 square-foot leased facility in Stevens Point, Wisconsin and a 46,000 square-foot owned facility in Neillsville, Wisconsin also service FIGI’S.  These facilities provide adequate capacity for our FIGI’S catalog operations for the foreseeable future.

PROPRIETARY CREDIT PROGRAMS

We seek to encourage sales through the promotion of our proprietary credit cards.  We believe that our credit cards act as promotional vehicles by engendering customer loyalty, creating a substantial base for targeted direct-mail promotion, and encouraging incremental sales.  Our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE brands each offer our customers the convenience of proprietary credit card programs.

Our FASHION BUG credit card program accounted for approximately 33% of FASHION BUG retail sales in Fiscal 2009 and has approximately 2.0 million active accounts.  Our CATHERINES credit card program accounted for approximately 35% of CATHERINES retail sales in Fiscal 2009 and has approximately 0.6 million active accounts.  The LANE BRYANT credit card program accounted for approximately 30% of LANE BRYANT retail sales in Fiscal 2009 and has approximately 1.9 million active accounts.  The PETITE SOPHISTICATE credit card program accounted for approximately 18% of PETITE SOPHISTICATE OUTLET retail sales in Fiscal 2009 and has approximately 45 thousand active accounts.  Our LANE BRYANT WOMAN CATALOG credit card accounted for approximately 31% of LANE BRYANT WOMAN catalog apparel sales in Fiscal 2009 and has approximately 128 thousand active accounts.

We control credit policies and service the FASHION BUG, CATHERINES, LANE BRYANT, PETITE SOPHISTICATE, and LANE BRYANT WOMAN CATALOG proprietary credit card files and, through various agreements, we securitize and sell the credit card receivables generated by these programs.

On August 25, 2008 we announced that we had entered into an agreement to sell our misses apparel catalog credit card receivables in conjunction with the sale of the related Crosstown Traders catalog titles (see “DIRECT-TO-CONSUMER SEGMENT” above).  On December 31, 2008, we finalized the sale of the credit card receivables portfolio associated with the Crosstown Traders misses apparel catalogs to World Financial Network National Bank, a unit of Alliance Data Systems Corporation.  The portfolio was sold for a par value of $43.5 million.  We utilized a portion of the proceeds to pay off and terminate the related securitization funding facility and realized net cash proceeds of $12.5 million.

In addition to our credit card programs our FIGI’S non-apparel catalog brand offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.

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

COMPETITION

The women's specialty retail apparel business is highly competitive, with numerous competitors, including individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and Internet-based retailers.  We cannot reasonably estimate the number of our competitors due to the large number of women’s apparel retailers.  The primary elements of competition are merchandise style, size, selection, fit, quality, display, price, attractive website layout, efficient fulfillment of website mail orders, and personalized service to our customers.  For our retail stores, store location, design, advertising, and promotion are also significant elements of competition.

EMPLOYEES

As of the end of Fiscal 2009 we employed approximately 28,700 associates, which included approximately 20,700 part-time employees.  In addition, we hire a number of temporary employees during the December holiday season.  Approximately 60 of our employees are represented by unions whose contracts are currently due to expire in August 2009.  We believe that our overall relationship with these unions and our associates in general is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated.  “FASHION BUG®”, “FASHION BUG PLUS®”, “FIGURE®”, “L.A. BLUES®”, “STUDIO 1940®”, “RIGHT FIT BY FASHION BUG®”, “CATHERINES®”, “CATHERINES PLUS SIZES®”, “MAGGIE BARNES®”, “ANNA MAXWELL®”, “LIZ&ME®”, “SERENADA®”, “RIGHT FIT BY CATHERINES®”, “LANE BRYANT®”, “LANE BRYANT OUTLET®”, “LANE BRYANT WOMAN®”, “VENEZIA®”, “CACIQUE®”, “RIGHT FIT BY LANE BRYANT®”, “PETITE SOPHISTICATE®”, “PETITE SOPHISTICATE OUTLET®”,  “FIGI’S®”, “SHOETRADER®”, and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

We also own the following Internet domain name registrations: catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugcard.com, fashionbugplus.com, figuremagazine.com, lanebryant.com, lanebryantcatalog.com, petitesophisticate.com, shoetrader.com, figis.com and others of lesser importance.

EXECUTIVE OFFICES

Charming Shoppes, Inc. was incorporated in Pennsylvania in 1969.  Our principal offices are located at 3750 State Road, Bensalem, Pennsylvania 19020.  Our telephone number is (215) 245-9100.

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

Item 1A.  Risk Factors

You should carefully consider and evaluate all of the information in this annual report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below.  Any of these risks could materially and adversely affect our business, financial condition, and operating results, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-K, and in our other public filings.  The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A continuing slowdown in the United States economy, an uncertain economic outlook, and escalating energy costs could lead to further reductions in consumer demand for our products in the future.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, fluctuating fuel and energy costs, and consumer perception of economic conditions.  Consumer discretionary spending, including purchases of women’s apparel, tends to decline during recessionary periods.  The continuing general slowdown in the United States economy, the global credit crisis, and an uncertain economic outlook have adversely affected consumer spending habits and customer traffic, which have contributed to a reduction in our net sales.  We cannot reliably predict the extent to which the current economic conditions will affect our business.  A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women's apparel.  Our success depends in part on our ability to effectively predict and respond to quickly changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings.  These risks may increase as we shift a higher proportion of our product from third-party vendors to internally-designed merchandise.  If we are unable to successfully implement our plans for the transformation of our brands to a vertical store model or successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed sales opportunities.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.  This could also impact our reputation with our customers, which could diminish brand loyalty.

Existing and increased competition in the women's retail apparel and direct-to-consumer markets may reduce our net revenues, profits, and market share.

The women's specialty retail apparel and direct-to-consumer markets are highly competitive.  Our competitors include individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and Internet-based retailers.  As a result of this competition we are required to effectively market and competitively price our products to consumers in diverse markets, and we may experience pricing pressures, increased marketing expenditures, and loss of market share.  This could have a material adverse effect on our business, financial condition, and results of operations, including reduced sales and margins.

We believe that the principal bases upon which we compete are merchandise style, size, selection, fit, quality, display, price, attractive website layout, efficient fulfillment of website mail orders, and personalized service to our customers, as well as store location, design, advertising, and promotion.  Other women's apparel and direct-to-consumer companies with greater financial resources, marketing capabilities, or brand recognition may enter the plus-size business.  We cannot give assurance that we will be able to compete successfully against existing or future competitors.

Maintaining and improving our operating margins are dependent on our ability to successfully control our operating costs.

In order to maintain or improve our operating margins we need to successfully manage our operating costs.  Our inability to successfully manage labor costs, occupancy costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could adversely affect our operating margins and our results of operations.  We are subject to the Fair Labor Standards Act and various state and Federal laws and regulations governing such matters as minimum wages, exempt status classification, overtime, and employee benefits.  Changes in Federal or state laws or regulations regarding minimum wages, unionization, or other employee benefits could cause us to incur additional wage and benefit costs, which could adversely affect our results of operations.  The finance charges on most of our proprietary credit card accounts are billed using a floating rate index, subject to a floor and limited by legal maximums.  Changes in legislation limiting interest rates and other credit card charges that can be billed on credit card accounts could negatively impact the operating margins of our credit operation.  In addition, we may be unable to obtain adequate insurance coverage for our operations at a reasonable cost.

We may be unable to attain the expected results of our cost-cutting initiatives.

In Fiscal 2009 we announced initiatives and actions designed to: streamline our business operations and further sharpen our focus on our core businesses, including the discontinuation of our LANE BRYANT WOMAN catalog and our figure magazine, and reduction of operating expenses and capital expenditures; improve cash flow; and enhance shareholder value.  The benefits of our initiatives are based on forecasts which could vary substantially from our actual results.  We cannot assure the successful implementation of our planned cost reduction and capital budget reduction plans, and we cannot assure the realization of our anticipated annualized expense savings from cost reduction initiatives and restructuring programs announced in Fiscal 2009.

We may not be able to obtain sufficient working capital financing.

Our business requires substantial investment in our inventory for a long period before sales of that inventory occur.  Consequently, we require significant amounts of working capital financing.  We depend on the availability of credit to fund our working capital, including credit we receive from our suppliers and their agents, on our credit card securitization program, and on our revolving credit facility.  In addition, the current global financial crisis could adversely affect our ability or the ability of our vendors to secure adequate credit financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

We plan to refinance our maturing credit card term securitization series with our credit conduit facilities, which are renewed annually, or through the issuance of a new term series.  To the extent that our conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our committed revolving credit facilities to the extent available.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  These concerns are heightened by the current global economic credit crisis.  Without adequate liquidity, our ability to offer our credit program to our customers, and consequently our financial condition and results of operations, would be adversely affected.

On February 19, 2009, Moody's Investors Service, a nationally recognized statistical rating organization (“NRSRO”) that has rated our term series securitizations in the past, announced that it had downgraded the ratings of our term series asset-backed securities.  No other NRSRO took a similar action. The Moody’s action could negatively impact our ability to complete future term series securitization transactions on acceptable terms and cause our asset securitization program to rely on other potentially more expensive funding sources to the extent available.  The Moody’s action does not affect our current conduit and term series transactions, which we currently expect will provide sufficient funding for our securitization program for Fiscal 2010.

Our operating results fluctuate from season to season.

Our retail store and direct-to-consumer operations experience seasonal fluctuations in net sales and consequently in operating income, with peak sales typically occurring during the Easter, Labor Day, and December holiday seasons.  In addition, extreme or unseasonable weather can affect our sales.  Any decrease in net sales or margins during our peak selling periods similar to what we experienced during our December 2008 holiday season, or in the availability of working capital needed in the months before these periods, could have a material adverse effect on our business, financial condition, and results of operations.

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

We face challenges in managing our business.

Our operating challenges and management responsibilities are increasing as we re-focus on the development of our core brands, divestiture of our non-core assets, and the implementation of our plans for the transformation of our brands to a vertical store model.  Successful long-term growth will require that we continue to expand and improve our internal systems and our operations, including our internal sourcing operations.

Our long-term growth plan for our Retail Stores segment depends on our ability to open and operate new retail stores and to convert, where applicable, the formats of existing stores on a profitable basis.  In addition, we will need to identify, hire, and retain a sufficient number of qualified personnel to work in our stores.

These objectives have created, and may continue to create, additional demands on our staff and on our operating systems.  We cannot assure the successful implementation of our business plan to re-focus on our core brands, divest non-core assets (including the sale of our FIGI’S catalog), and transform our operations to a vertical store model, or that we will achieve our objectives as quickly or as effectively as we have planned.  Any delays in achieving our objectives could substantially increase the costs associated with such initiatives.

Recent changes in our management as part of an effort to improve our competitive position and operating results may not achieve the desired results.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our executive officers and their management teams.  We also must motivate employees to remain focused on our strategies and goals, particularly during a period of changing executive leadership at both our corporate level and our operating division level.  The inability to find a suitable permanent replacement for our Interim Chief Executive Officer within a reasonable time period could have a material adverse effect on our business.  We do not maintain key-person life insurance policies with respect to any of our employees.

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

We operate distribution and fulfillment centers in Greencastle, Indiana; White Marsh, Maryland; Marshfield, Wisconsin; and Stevens Point, Wisconsin and use a third-party fulfillment center in Indianapolis, Indiana that services our e-commerce operations.  In addition, we use third-party freight consolidators and service providers in Los Angeles, California and North Bergen, New Jersey.  Most of the merchandise we purchase is shipped directly to our distribution and fulfillment centers or freight consolidators where it is prepared for shipment to the appropriate stores or to the customer.  If any of our distribution centers, fulfillment centers, or freight consolidators were to shut down or lose significant capacity for any reason, the other locations may not be able to adequately support the resulting additional distribution demands, in part because of capacity constraints and in part because each location services a particular brand or brands.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace the affected distribution center, fulfillment center, or freight consolidator.

The occurrence of, or threat of, a natural disaster, war, acts of terrorism, or other armed conflict on the United States or international economies may negatively impact the availability of merchandise and otherwise adversely impact our business.

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

Our inability to successfully manage customer service or fulfillment for our e-commerce websites could adversely impact our operating results.

Successful management of our e-commerce operations is dependent on our ability to maintain efficient and uninterrupted customer service and order fulfillment.  Inadequate systems capacity, a disruption or slowdown in telecommunications services, changes in technology, changes in government regulations, systems issues, security breaches, a failure to integrate order management systems, or customer privacy issues could result in reduced sales or increases in operating expenses as a result of our efforts or our inability to remedy such issues.  In addition, we may not be able to hire sufficient qualified associates to support our e-commerce operations during peak periods, especially during the December holiday season.  The occurrence of one or more of these events could adversely affect our e-commerce business.

During Fiscal 2009 we began to implement a new and upgraded e-commerce platform through an outsourcing arrangement and the consolidation of our e-commerce business at our Bensalem, Pennsylvania headquarters.  If we are unsuccessful in effectively implementing the new platform and consolidation our e-commerce business could be adversely affected.

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

Our purchasing patterns are dictated by our seasonal inventory requirements.  We typically enter into purchase commitments with our vendors for seasonal inventories up to six months ahead of when we take delivery of those products.  All of our purchase commitments with foreign vendors are denominated in U.S. dollars and are settled in U.S. dollars.  These arrangements provide a natural hedge to the impacts of changes in the value of the U.S. dollar relative to the foreign currencies during the period from when we enter into purchase commitments with our vendors to when we take delivery of the products in the countries from which we source our products.  However, changes in the value of the U.S. dollar relative to other currencies can impact the negotiated pricing for products when comparing one seasonal buying period to another.  We have a network of countries and vendors from which we can source, but additional weakening of the U.S. dollar in relation to those foreign currencies could negatively impact the cost of our foreign-sourced products.  The future performance of our business depends on our foreign suppliers and may be adversely affected by the factors listed above, which are beyond our control.

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

Our sales are dependent in part on a high volume of strip shopping center and mall traffic.  Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, or changes in customer shopping preferences.  A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on our business.  To take advantage of customer traffic and the shopping preferences of our customers we need to maintain or acquire stores in desirable locations.  We cannot assure that desirable store locations will continue to be available.  Acquisition of additional store locations is also dependent on our ability to successfully negotiate lease terms for such locations.  In addition, the timely opening of new store locations could be adversely affected by delays in obtaining necessary permits and approvals, lack of availability of construction materials and labor, or work stoppages.  Our ability to acquire or maintain desirable store locations could be adversely affected by financial difficulties encountered by strip shopping center or mall landlords.

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

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control, such as provisions that:

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

We also have adopted a Shareholder Rights Plan that expires in April 2009.  This plan may make it more difficult and more expensive to acquire us, and may discourage open market purchases of our common stock or a non-negotiated tender or exchange offer for such stock and, accordingly, may limit a shareholder's ability to realize a premium over the market price of our common stock in connection with any such transaction.

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

The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.  Such a repurchase would require significant amounts of cash, would be subject to important limitations on our ability to repurchase, such as the risk of our inability to obtain funds for such repurchase, and could adversely affect our financial condition.  See “If we are unable to maintain the standards necessary for continued listing on the NASDAQ Global Select Market our common stock could be de-listed.  Such de-listing could have an adverse effect on the market liquidity of our common stock and could harm our business.” below for additional information.

If we are unable to maintain the standards necessary for continued listing on the NASDAQ Global Select Market our common stock could be de-listed.  Such de-listing could have an adverse effect on the market liquidity of our common stock and could harm our business.

Our common stock is currently listed on the NASDAQ Global Select Market.  NASDAQ rules require, among other things, that the minimum closing bid price of our common stock be at least $1.00.  Recently, our common stock has traded below $1.00 per share.  If the minimum closing bid price of our common stock fails to meet NASDAQ’s minimum bid price requirement for a period of 30 consecutive business days, NASDAQ may take steps to de-list our common stock.  However, before any de-listing could occur, we would have an initial 180-day cure period in which to achieve compliance with the minimum closing bid price.  If we were unable to achieve compliance within this 180-day period, we could transfer to the NASDAQ Capital Market if we then meet its initial listing criteria (other than the minimum bid price).  Following such transfer, we would have an additional 180-day period in which to achieve compliance with the minimum bid price.

On March 23, 2009, NASDAQ suspended the $1.00 per share minimum closing bid price requirement through at least July 20, 2009.  Consequently, for as long as NASDAQ’s rule suspension remains in effect, NASDAQ will not take steps to de-list our common stock if the minimum closing bid price for our common stock trades below $1.00 per share during the rule suspension period.  We can provide no assurance, however, that NASDAQ will extend this rule suspension period beyond July 20, 2009.

Any de-listing would likely have an adverse impact on the liquidity of our common stock and, as a result, the market price for our common stock could become more volatile and significantly decline.  We may seek to avoid de-listing by requesting shareholder approval for a reverse stock split.  However, we can give no assurance that such action would stabilize the market price, improve the liquidity of our common stock, or would prevent our common stock from dropping below the NASDAQ minimum closing bid price requirement in the future.  Such consequences may however be mitigated by our dual-listing on the Chicago Stock Exchange.

Holders of our 1.125% Notes have the right to require us to repurchase their notes for cash prior to maturity upon a “fundamental change,” which is deemed to have occurred if, among other events, our common stock at any time is not listed for trading on a U.S. national or regional securities exchange.  Due to the above risk that we could be subject to de-listing from the NASDAQ Global Select Market, we applied for dual-listing on the Chicago Stock Exchange (“CHX”) and began trading on March 26, 2009.  The CHX does not have a $1.00 minimum stock price requirement for listing.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations.

In September 2008, the Financial Accounting Standards Board (“FASB”) issued exposure drafts proposing amendments to Statement of Financial Accounting Standards (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  Currently, transfers of our credit card receivables in securitization transactions qualify for sale accounting treatment.  We do not consolidate the trust used in our securitizations for financial reporting purposes because the trust is a qualifying special purpose entity (“QSPE”).  Because the transfers qualify as sales and the trust is not subject to consolidation under current generally accepted accounting principles, we do not include the assets and liabilities of the trust in our consolidated balance sheets.

Under the proposed amendments, the concept of a QSPE would be eliminated, the consolidation model for variable interest entities would be modified, and a continual reassessment of consolidation conclusions would be required.  If adopted, we would be required to adopt the amendments as of the beginning of Fiscal 2011.  As a result of adoption, we could be required to consolidate the assets and liabilities of our securitization trust, which could have a material impact on our financial condition and results of operations.

Changes in estimates related to our evaluation of property, plant, equipment, goodwill, or intangible assets for impairment could adversely affect our reported results of operations.

We make certain significant assumptions, estimates, and projections related to the useful lives and valuation of our property, plant, and equipment and the valuation of goodwill and other intangible assets related to acquisitions.  The carrying amount and/or useful life of these assets are subject to periodic and/or annual valuation tests for impairment.  Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset.  If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, goodwill, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result.  Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease all our stores with the exception of three stores that we own.  Typically, our store leases have initial terms of 5 to 10 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.  In addition, we lease certain of our corporate office, distribution center, warehouse, and other administrative facilities.  Additional information with respect to our real estate leases is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 18.  LEASES” below.

With respect to leased stores open as of January 31, 2009 the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring

2009	126(1)
2010 – 2014	652
2015 – 2019	512
2020 – 2024	650
2025 – 2029	304
2030 – 2034	42
Thereafter	12
____________________

(1)Includes 70 stores on month-to-month leases.

Additional information with respect to facilities that we own or lease is as follows:

Size in		Leased/
Sq. Feet	Location	Owned	Description

1,040,000	Greencastle, IN	Owned	FASHION BUG, LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET distribution center
513,000	White Marsh, MD	Owned	LANE BRYANT and CATHERINES distribution center
288,000	Tucson, AZ	Leased	Crosstown Traders transitional distribution center(1)
240,000	Wilmington, NC	Leased	Crosstown Traders transitional distribution center(1)
145,000	Bensalem, PA	Owned	Corporate headquarters, technology center, and administrative offices
142,000	Bensalem, PA	Leased	FASHION BUG, CATHERINES,(2) LANE BRYANT OUTLET, and PETITE SOPHISTICATE OUTLET home offices and corporate administrative offices
135,000	Columbus, OH	Leased	LANE BRYANT home office
125,000	Marshfield, WI	Owned	FIGI’S distribution center
122,000	Stevens Point, WI	Leased	FIGI’S distribution and call centers
108,000	Tucson, AZ	Leased	Crosstown Traders transitional distribution center(1)
71,000	Marshfield, WI	Owned	FIGI’S warehouse
64,000	Marshfield, WI	Owned	FIGI’S administrative offices and call center
63,000	Memphis, TN	Owned	Currently idle(2)
52,000	Tucson, AZ	Leased	Crosstown Traders transitional offices(1)
46,000	Neillsville, WI	Owned	FIGI’S catalog distribution center
40,000	Marshfield, WI	Owned	FIGI’S warehouse
36,000	Tucson, AZ	Leased	Crosstown Traders transitional offices(1)
30,000	Miami Township, OH	Leased	Spirit of America National Bank (our wholly-owned credit card bank subsidiary) and credit operations
23,000	Hong Kong, PRC	Owned	International sourcing offices
17,000	New York, NY	Leased	e-commerce operations (through March 2009)
16,000	Marshfield, WI	Owned	FIGI’S manufacturing facility
15,000	Tucson, AZ	Leased	Crosstown Traders transitional offices(1)
11,000	Hangzhou, PRC	Leased	International sourcing offices
7,000	New Delhi, India	Leased	International sourcing offices
____________________

(1)     In September 2008 we sold our Crosstown Traders non-core misses apparel catalogs to an affiliate of Orchard Brands.  In connection with the sale we retained certain components of their infrastructure and entered into transitional service agreements with an affiliate of Orchard Brands.  See “Item 1. Business; DIRECT-TO-CONSUMER SEGMENT” above for additional information.

(2) During Fiscal 2009 we relocated our CATHERINES operations from Memphis, Tennessee to Bensalem, Pennsylvania in connection with the consolidation of a number of our operating functions.

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

Alan Rosskamm, 59, has served as Chairman of the Board of Directors since June 2008 and as a member of the Board of Directors since 1992.  He has also served as Interim Chief Executive Officer since July 2008.  Before that, he served as Chief Executive Officer of Jo-Ann Stores, Inc. (“Jo-Ann”) from October 1985 to August 2006 and Chairman of the Board of Directors for Jo-Ann from July 1992 to August 2006, and continues to serve as a member of Jo-Ann’s Board of Directors.  Mr. Rosskamm’s term as a Director expires in June 2009.

Joseph M. Baron, 61, has served as Executive Vice President and Chief Operating Officer since 2002.

James G. Bloise, 65, has served as Executive Vice President – Supply Chain Management, Information Technology, and Shared Business Services since December 2005 and as Senior Vice President – Supply Chain Management from 2002 to December 2005.

Anthony M. Romano, 46, has served as Executive Vice President – Business Transformation, since February 2009.  Before that he served as Executive Vice President, Chief Supply Chain Officer for Ann Taylor, Inc. from May 2005 through July 2008, as Executive Vice President, Corporate Operations for Ann Taylor from March 2004 through May 2005, and as Senior Vice President, Logistics and Purchasing for Ann Taylor from June 1997 to March 2004.

Eric M. Specter, 51, has served as Executive Vice President – Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 60, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989.  He has also served as Secretary since February 1998.

Gale H. Varma, 58, has served as Executive Vice President – Human Resources since July 2003.

Jay H. Levitt, 51, has served as President – Fashion Bug since September 2008.  Before that, he held two consulting positions with international footwear retailers from April 2006 to September 2008 and was a managing partner at Gentsch Capital partners, a private equity firm, from December 2005 to September 2008.  From April 2001 to September 2005 he was Chief Executive Officer for the May Merchandising division of May Department Stores Company.

Brian Woolf, 60, has served as President – Lane Bryant since July 2008.  Before that, he served as Chairman of the Board and Chief Executive Officer for Cache, a women's specialty retailer, from October 2000 to January 2008.

John J. Sullivan, 62, has served as Senior Vice President – Corporate Controller since April 2007 and as Vice President – Corporate Controller since October 1998.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) and, as of March 26, 2009 on the Chicago Stock Exchange (“CHX”) under the symbol “CHRS.”  The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by NASDAQ.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

1st Quarter	$6.83	$4.26	$13.38	$11.33
2nd Quarter	6.20	4.14	12.92	9.16
3rd Quarter	6.35	1.01	9.72	6.79
4th Quarter	2.88	0.57	7.34	4.01

The approximate number of holders of record of our common stock as of March 23, 2009 was 1,615.  This number excludes individual stockholders holding stock under nominee security position listings.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
	Total			Purchased as	May Yet be
	Number		Average	Part of Publicly	Purchased
	of Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs(2)	or Programs(2)

November 2, 2008 through
November 29, 2008	6,926	(1)	$1.29	–
November 30, 2008 through
January 3, 2009	39	(1)	1.60	–
January 4, 2009 through
January 31, 2009	2,214	(1)	1.28	–
Total	9,179		$1.29	–	(2)
____________________

(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.

(2)     On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. As of February 2, 2008 no shares had been purchased under this plan. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. During the period from May 4, 2008 through January 31, 2009 no shares were purchased under this plan. As of January 31, 2009, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

The following graph shows a five-year comparison of cumulative total returns on our common stock, the Russell 2000 Composite Index, and the Dow Jones U.S. Retailers – Apparel Index:

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Charming Shoppes, Inc., The Russell 2000 Index
And The Dow Jones U.S. Retailers – Apparel Index

*  Assumes $100 invested on January 31, 2004 in Charming Shoppes, Inc. common stock, the Russell 2000 Index, or the Dow Jones U.S. Retailers – Apparel Index, including reinvestment of dividends.

The above chart was plotted using the following data:

	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09
Charming Shoppes, Inc.	$100	$137	$214	$225	$117	$18
Russell 2000 Composite Index	100	107	129	144	132	81
Dow Jones U.S. Retailers – Apparel Index	100	121	138	167	132	69

Item 6.  Selected Financial Data

The following table presents selected financial data taken from our audited financial statements for our five fiscal years ended as of January 29, 2005 through January 31, 2009 and should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,
(Dollars in thousands, except per share amounts)	2009	2008	2007(1)	2006	2005

Operating Statement Data:
Net sales	$2,474,898	$2,722,462	$2,751,845	$2,553,645	$2,334,736
Cost of goods sold, buying, catalog, and
occupancy expenses	1,846,954	1,954,495	1,890,565	1,763,693	1,642,650
Selling, general, and administrative expenses	692,110	719,107	699,009	638,403	577,301
Impairment of store assets, goodwill, and trademarks	81,498 (2)	27,197 (2)	0	0	0
Restructuring and other charges	33,145 (3)	5,332 (3)	0	0	605	(4)
Total operating expenses	2,653,707	2,706,131	2,589,574	2,402,096	2,220,556
Income/(loss) from operations	(178,809)	16,331	162,271	151,549	114,180
Other income	4,430	8,793	8,273	7,474	3,098
Interest expense	(8,795)	(10,552)	(14,746)	(17,885)	(15,610)
Income/(loss) from continuing operations
before income taxes and extraordinary item	(183,174)	14,572	155,798	141,138	101,668
Income tax provision/(benefit)	(13,885)	13,858	53,839	48,718	37,142
Income/(loss) from continuing operations
before extraordinary item	(169,289)	714	101,959	92,420	64,526
Income/(loss) from discontinued operations, net of income
taxes(5)	(74,922)	(85,039)	6,964	6,971	0
Extraordinary item, net of income taxes	0	912	0	0	0
Net income/(loss)	$(244,211)	$(83,413)	$108,923	$99,391	$64,526

Basic income/(loss) per share:
Continuing operations before extraordinary item	$(1.48)	$.01	$.83	$.77	$.56
Discontinued operations, net of income taxes(5)	(.65)	(.70)	.06	.06	.00
Net income/(loss)(6)	$(2.13)	$(.69)	$.89	$.83	$.56
Basic weighted average common shares outstanding	114,690	121,160	122,388	119,831	116,196

Diluted income/(loss) per share:
Continuing operations before extraordinary item	$(1.48)	$.01	$.76	$.71	$.52
Discontinued operations, net of income taxes(5)	(.65)	(.69)	.05	.05	.00
Net income/(loss)(6)	$(2.13)	$(.68)	$.81	$.76	$.52
Diluted weighted average common shares and
equivalents outstanding	114,690	122,426	139,763	137,064	133,174
_______________________

(1) Fiscal 2007 consisted of 53 weeks.

(2) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

(3) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 14. RESTRUCTURING AND OTHER CHARGES” below.

(4) Additional lease termination costs related to a cost reduction plan implemented and substantially completed during Fiscal 2004.

(5) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below.

(6) Results may not add due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY
(Continued)

	Year Ended
	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,
(Dollars in thousands, except per share amounts)	2009	2008	2007(2)	2006	2005

Performance Data(1):
Net return on average stockholders’ equity	(28.3)%	0.1%	11.6%	12.3%	10.1%
Net return on average total assets	(12.2)	0.0	6.2	6.5	5.2

	As Of
	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,	Jan. 29,
(Dollars in thousands)	2009	2008(3)	2007(3)	2006(3)	2005

Balance Sheet Data:
Total assets	$1,279,692	$1,613,304	$1,705,723	$1,572,583	$1,303,771
Current portion – long-term debt	6,746	8,827	10,887	14,765	16,419
Long-term debt	305,635	306,169	181,124	191,979	208,645
Working capital	382,651	495,096	460,620	344,229	413,989
Stockholders’ equity	465,866	730,444	947,538	814,348	694,464
____________________

(1) Based on net income/(loss) from continuing operations.

(2) Fiscal 2007 consisted of 53 weeks.

(3) Includes discontinued operations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and accompanying notes included in “Item 8.  Financial Statements and Supplementary Data” below.  As used in this report the terms “Fiscal 2009,” “Fiscal 2008,” and “Fiscal 2007” refer to our fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.  Fiscal 2009 and Fiscal 2008 each consisted of 52 weeks, while Fiscal 2007 consisted of 53 weeks.  The term “Fiscal 2010” refers to our fiscal year which will end on January 30, 2010.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, divestitures, financing needs or plans, store closings, merchandise strategy, and plans for future operations, as well as assumptions relating to the foregoing.  The words “expect,” “could,” “should,” “project,” “estimate,” “predict,” “anticipate,” “plan,” “intend,” “believes,” and similar expressions are also intended to identify forward-looking statements.

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

●
We cannot assure the successful implementation of our business plan for increased profitability and growth in our Retail Stores or Direct-to-Consumer segments and we may be unable to successfully implement our plan to improve merchandise assortments.  Recent changes in management may fail to achieve improvement in our operating results.

●	A continuing slowdown in the United States economy, an uncertain economic outlook, and fluctuating energy costs could lead to reduced consumer demand for our products in the future.

●
Our inability to successfully manage labor costs, occupancy costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could adversely affect our operating margins and our results of operations.  We cannot assure the successful implementation of our planned cost reduction and capital budget reduction plans or the realization of our anticipated annualized expense savings from our restructuring programs.  We may be unable to obtain adequate insurance for our operations at a reasonable cost.

●
We are subject to the Fair Labor Standards Act and various state and Federal laws and regulations governing such matters as minimum wages, exempt status classification, overtime, and employee benefits.  Changes in Federal or state laws or regulations regarding minimum wages, unionization, or other employee benefits could cause us to incur additional wage and benefit costs, which could adversely affect our results of operations.  Changes in legislation limiting interest rates and other credit card charges that can be billed on credit card accounts could negatively impact the operating margins of our credit operation.

●
We depend on the availability of credit for our working capital needs, including credit we receive from our suppliers and their agents, and on our credit card securitization facilities.  The current global financial crisis could adversely affect our ability or the ability of our vendors to secure adequate credit financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

●
We plan to refinance our maturing credit card term securitization series with our credit conduit facilities, which are renewed annually, or through the issuance of a new term series.  To the extent that our conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our committed revolving credit facilities to the extent available.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  Without adequate liquidity, our ability to offer our credit program to our customers and consequently our financial condition and results of operations, would be adversely affected.

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

●
We cannot assure the successful implementation of our business plan for the development of our core brands and transformation to a vertical store model, that we will realize increased profitability through operating under a vertical store model, or that we will achieve our objectives as quickly or as effectively as we hope.  We cannot assure the successful sale of our FIGI’S catalog.

●
We depend on the efforts and abilities of our executive officers and their management teams and we may not be able to retain or replace these employees or recruit additional qualified personnel.  The inability to find a suitable permanent replacement for our Interim Chief Executive Officer within a reasonable time period could have a material adverse affect on our business.

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

●
Successful operation of our e-commerce websites and our catalog business is dependent on our ability to maintain efficient and uninterrupted customer service and fulfillment operations.  We cannot assure the successful implementation of our new and upgraded e-commerce platform and the consolidation of our e-commerce business at our Bensalem, Pennsylvania headquarters.

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

●
Our manufacturers may be unable to manufacture and deliver merchandise to us in a timely manner or to meet our quality standards.  In addition, if any one of our manufacturers or vendors fails to operate in compliance with applicable laws and regulations, is perceived by the public as failing to meet certain labor standards in the United States, or employs unfair labor practices, our business could be adversely affected.

●
Our long-term growth plan depends on our ability to open and profitably operate new retail stores, to convert, where applicable, the formats of existing stores on a profitable basis, and continue to expand our outlet distribution channel.  Our retail stores depend upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future retail store growth is dependent upon the availability of suitable locations for new stores.  In addition, we will need to identify, hire, and retain a sufficient number of qualified personnel to work in our stores.  We cannot assure that desirable store locations will continue to be available, or that we will be able to hire and retain a sufficient number of suitable sales associates at our stores.

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

●
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the 1.125% Notes) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.  Such a repurchase would require significant amounts of cash, would be subject to important limitations on our ability to repurchase, such as the risk of our inability to obtain funds for such repurchase, and could adversely affect our financial condition.

●
If the minimum closing bid price of our common stock fails to meet NASDAQ’s minimum closing bid price requirement of $1.00 per share for a consecutive 30-day period, NASDAQ may take steps to de-list our common stock.  On March 23, 2009, NASDAQ suspended the $1.00 per share minimum closing bid price requirement through at least July 20, 2009.  We can provide no assurance, however, that NASDAQ will extend this rule suspension period beyond July 20, 2009. Such a de-listing would likely have an adverse impact on our common stock.  We may seek to avoid this by requesting shareholder approval for a reverse stock split.  However, we can give no assurance that such action would stabilize the market price, improve the liquidity of our common stock, or would prevent our common stock from dropping below the NASDAQ minimum bid price requirement in the future.  Such consequences may however be mitigated by our dual-listing on the Chicago Stock Exchange.

Holders of our 1.125% Notes have the right to require us to repurchase their notes for cash prior to maturity upon a “fundamental change,” which is deemed to have occurred if, among other events, our common stock at any time is not listed for trading on a U.S. national or regional securities exchange.  Due to the above risk that we could be subject to de-listing from the NASDAQ Global Select Market, we applied for dual-listing on the Chicago Stock Exchange (“CHX”) and began trading on March 26, 2009.  The CHX does not have a $1.00 minimum stock price requirement for listing.

●	Changes to existing accounting rules or the adoption of new rules could have an adverse impact on our reported results of operations.

●
We make certain significant assumptions, estimates, and projections related to the useful lives and valuation of our property, plant, and equipment and the valuation of goodwill and other intangible assets related to acquisitions.  The carrying amount and/or useful life of these assets are subject to periodic and/or annual valuation tests for impairment.  Impairment results when the carrying value of an asset exceeds the undiscounted (or for goodwill and indefinite-lived intangible assets the discounted) future cash flows associated with the asset.  If actual experience were to differ materially from the assumptions, estimates, and projections used to determine useful lives or the valuation of property, plant, equipment, or intangible assets, a write-down for impairment of the carrying value of the assets, or acceleration of depreciation or amortization of the assets, could result.  Such a write-down or acceleration of depreciation or amortization could have an adverse impact on our reported results of operations.  See “CRITICAL ACCOUNTING POLICIES; Impairment of Property, Plant, and Equipment, Intangible Assets, and Goodwill” and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

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

Accounts Receivable

Our FIGI’S catalog offers credit to its customers using interest-free three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday.  A substantial portion of the FIGI’S catalog business is conducted during the December holiday season.  We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance.  Significant changes in future performance relative to our historical experience could have an impact on the levels of our accounts receivable valuation reserves.

Inventories

We value our merchandise inventories at the lower of cost or market using the retail inventory method (average cost basis).  We adjust the valuation of inventories at cost and the resulting gross margins in proportion to markdowns and shrinkage on our retail inventories.  The retail inventory method results in the valuation of inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value of inventories.  The majority of these “permanent markdowns,” and the resulting adjustments to the carrying cost of our inventories, are recorded in our inventory costing system when the actual ticketed selling price of an item is reduced and are therefore not subject to significant estimates on the part of management.  However, at the end of each quarter we perform a review of merchandise that is currently on promotional markdowns (which is considered a “temporary markdown”) and identify at an SKU-number level the merchandise that will not be sold again above its current promotional price.  As such promotional markdowns have not yet been recorded in the perpetual inventory system as permanent markdowns, we record a markdown reserve to properly record the inventory at the lower of cost or market using the retail inventory method.   Our estimation of markdown reserves involves certain management judgments and estimates that can significantly affect the ending inventory valuation at cost, as well as the resulting gross margins.  The markdown reserve will fluctuate depending on the level of seasonal merchandise on-hand, the level of promotional activity, and management’s estimate of our ability to liquidate such promotional inventory above its current promotional price in the future.  Our failure to properly estimate markdowns currently could result in an overstatement or understatement of inventory cost under the lower of cost or market principle.  Our total reserves for these types of markdowns were $12.0 million as of January 31, 2009 and $10.6 million as of February 2, 2008.  Historically, we have not had significant variances between our estimates of these markdown reserves and the actual markdown experience for which these reserves were established.

We perform physical inventory observations at least once annually at each of our stores.  For stores with higher-than-average inventory loss rates, we may perform physical inventory observations more frequently.  Actual inventory losses are recorded in our financial statements at the time these physical inventory observations are performed.  During the periods between our physical inventory observations and our period-end reporting dates, we record a reserve for estimated inventory losses (shrinkage).  Our estimates for shrinkage are based on actual inventory losses identified from the results of physical inventory counts at our stores and distribution centers.  Historically, our physical inventory losses have averaged between 1.5% and 2.5% of our net sales.  Our reserves for estimated inventory shrinkage were $2.0 million as of January 31, 2009 and $3.5 million as of February 2, 2008.

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

Impairment of Property, Plant, and Equipment, Intangible Assets, and Goodwill

We evaluate the recoverability of our property, plant, and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Under SFAS No. 144 we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and estimated future results in our evaluation of potential impairment and compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows, based on a number of assumptions and estimates.

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

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units.  Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations.  To the extent that additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations.

We rely principally on a discounted cash flow method of the income approach in estimating the fair value of our reporting units.  We have consistently applied this methodology in previous goodwill impairment tests because we have concluded that the methodology is the best measure of fair value and is a methodology that market participants would use in valuing these reporting units.  The income approach values a business enterprise by discounting future debt-free net cash flows available to the providers of the invested capital to their present worth at a discount rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The discounted cash flow method estimates annual future cash flows, and then discounts the cash flows to present value.  The discounted cash flow methodology uses our projections of financial performance.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value, and expected future revenues, gross margins, and operating margins, which vary among our reporting units.

For purposes of our annual impairment test of goodwill performed as of January 31, 2009 we utilized a discount rate of 14.4%.  Our estimates of future cash flows are based on our current budgets and are reflective of our current expectations as to sales growth rates and profitability.  We believe that our estimates are appropriate under the circumstances.  If economic conditions continue to deteriorate and negatively affect or results of operations, we may recognize additional goodwill impairments.

Our identifiable intangible assets consist primarily of trademarks.  These intangible assets arise primarily from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values at the date of acquisition.  Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates.

Consistent with prior periods and with the methodology used to initially establish and record the fair value of the trademarks noted above, we have applied the “relief-from-royalty” method of the income approach in measuring the fair value of our tradenames in the current-year impairment test.  Under this method it is assumed that a company, without the rights to the trade names, would license the right to utilize them for business purposes.  The fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset.  These estimates can be affected by a number of factors including, but not limited to, general economic conditions and availability of market information, as well as our profitability.  The most significant assumptions used by management in evaluating the fair value of our tradenames are the discount rate, the royalty rate, and estimated future revenues associated with the use of the tradename.

For purposes of our annual impairment test of our tradenames performed as of January 31, 2009 we utilized a discount rate of 14.4% and a royalty rate in the range of 3% – 5%.  Our estimates of future revenues associated with our tradenames are based on our current budgets and are reflective of our current expectations as to sales growth rates.  We believe that our estimates are appropriate in the circumstances.  Given the significant excess of fair value over the book values of our tradenames as derived from our discounted cash flow analysis we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests.

As a result of the significant decrease in the market value of our common stock during Fiscal 2009 and the impact of the current economic environment on our operating results, we evaluated our property, plant, and equipment, intangible assets, and goodwill for impairment during the Fiscal 2009 Third Quarter and Fiscal 2009 Fourth Quarter.  During Fiscal 2009 we recognized non-cash impairment losses in connection with approximately 272 stores with asset carrying values in excess of their forecasted undiscounted cash flows.  In addition, during Fiscal 2009 we recognized non-cash impairment losses in connection with our CATHERINES goodwill and certain acquired trademarks and tradenames.  During Fiscal 2008 we recognized non-cash impairment losses in connection with our Crosstown Traders goodwill and intangible assets.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Goodwill and Other Intangible Assets,” “NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS,” “NOTE 6.  INTANGIBLE ASSETS AND GOODWILL,” and “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for additional information regarding our property, plant, and equipment, goodwill, and intangible assets and the impairment losses recognized during Fiscal 2009 and Fiscal 2008.

Asset Securitization

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our proprietary credit card programs.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17.  ASSET SECURITIZATION” below for additional discussion of our asset securitization facility.

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

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip:

(In millions)	10% Change	20% Change

Assumption:
Payment rate	$1.6	$2.8
Residual cash flows discount rate	0.1	0.1
Credit loss percentage	1.6	3.2

Costs Associated With Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognize liabilities for costs associated with an exit or disposal activity when the liabilities are incurred.  Commitment to a plan by itself does not create an obligation that meets the definition of a liability.  We recognize one-time benefit payments over time rather than “up front” if the benefit arrangement requires employees to render future service beyond a “minimum retention period.”  The liability for one-time benefits is recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service.  We use fair value for the initial measurement of liabilities associated with exit or disposal activities.  The provisions of SFAS No. 146 result in the deferral of recognition of certain costs for restructuring plans from the date of commitment to such a plan to the date that costs are incurred under the plan.  Severance payments that are offered in accordance with an on-going benefit arrangement are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”  Under SFAS No. 112 costs associated with such ongoing benefit arrangements are recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  Under SFAS No. 123(R) we recognize the fair value of stock-based payments as compensation expense in our financial statements.  We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights (“SARs”) and straight-line amortization of stock-based compensation.  Our initial estimates of compensation cost are based on the number of options, SARs, or awards for which we expect the requisite service period to be completed.  These initial estimates are revised if subsequent information indicates that the number of options, SARs, or awards expected to vest differs from our initial estimates.  We recognize the cumulative effect of such a change in estimated compensation expense in the period of the change.  We elected to calculate the initial pool of excess tax benefits related to stock-based compensation as of the adoption of SFAS No. 123(R) and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of paragraph 81 of SFAS No. 123(R).

The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate.  Periodic amortization of compensation expense requires estimates as to the number of options expected to be forfeited prior to completion of the requisite service period.  The use of different option-pricing models and different estimates or assumptions could result in different estimates of compensation expense.

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

Operating Leases

We lease substantially all of our store properties as well as certain of our other facilities and account for our store leases in accordance with SFAS No. 13 (as amended), “Accounting for Leases.”  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.  Store leasehold improvement assets are depreciated over the shorter of their useful life or the lease term.

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

Senior Convertible Notes

We accounted for the issuance of our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entity’s own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met. Accordingly, we have recorded the 1.125% Notes as long-term debt in our consolidated balance sheets.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options and warrants with affiliates of the initial purchasers.  We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our consolidated balance sheets.

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

We monitor the 1.125% Notes, call options, and warrants for compliance with the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to continue to qualify under the provisions of EITF Issue 00-19 or paragraph 11(a) of SFAS No. 133, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the provisions of EITF Issue 00-19 and paragraph 11(a) of SFAS No. 133 are met.

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements),” which changes the accounting treatment for convertible securities that an issuer may settle fully or partially in cash.  Under FSP APB 14-1 cash-settled convertible securities will be separated into their debt and equity components.  The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital.  The debt will subsequently be accreted to its par value over its expected life with an offsetting increase in interest expense on the income statement to reflect interest expense at the market rate for the debt component at the date of issuance.

FSP APB 14-1 is to be applied retrospectively to all past periods presented and will apply to our 1.125% Notes.  We will be required to adopt the provisions of FSP APB 14-1 as of the beginning of Fiscal 2010.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal will initially reduce long-term debt and increase stockholders’ equity by approximately $90 – $100 million.  The non-cash accretion of the discount component will increase interest expense and long-term debt annually.  The estimated pre-tax accretion to interest expense and increase to long-term debt is approximately $7.0 – $9.0 million for Fiscal 2008, $10.0 – $12.0 million for Fiscal 2009 and $11 – $13 million for Fiscal 2010.  Adoption of the FSP will not affect our cash flows.

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below for further information regarding our 1.125% Notes and related call options and warrants.

Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective as of the beginning of Fiscal 2008. FIN No. 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, expanded disclosures regarding tax uncertainties, and transition. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.”

Under FIN No. 48 we recognize a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  We measure the recognized benefit as the largest amount of benefit which is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis.  We recognize a tax position failing to qualify for initial recognition in the first interim period in which it meets the FIN No. 48 recognition standard, or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  We de-recognize a previously recognized tax position if we subsequently determine that the tax position no longer meets the more-likely-than-not threshold of being sustained.  As of the beginning of Fiscal 2008 we recognized a cumulative-effect adjustment of $5.0 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing retained earnings for differences between amounts recognized in our balance sheets prior to the adoption of FIN No. 48 and amounts reported after adoption.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. INCOME TAXES” below for further details of our adoption of FIN No. 48.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  SFAS No. 109 requires recognition of a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  During Fiscal 2009 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  Pursuant to SFAS No. 109, when our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

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

Net sales for Fiscal 2009 were $2.47 billion, a decrease of 9.1% from Fiscal 2008.  The challenging retail and macroeconomic environment contributed to a 12% decrease in comparable store sales, which was the primary driver of the decrease in net sales in our Retail Stores segment.  The closing of 156 stores during Fiscal 2009, which included the closing of under-performing stores, also contributed to the decrease in net sales for our Retail Stores segment.  Net sales for our Direct-to-Consumer segment, which excludes discontinued businesses, increased $46.9 million primarily from our LANE BRYANT WOMAN catalog business, which began operations in the latter half of last year.  We have decided to discontinue our LANE BRYANT WOMAN catalog (see “Divest Non-core Assets and Reduce Costs” below).

The ongoing impact of a challenging retail and macroeconomic environment resulted in decreased net sales and gross margins in Fiscal 2009.  However, our proactive management of inventory in response to the reduced consumer demand allowed us to reduce the levels of promotional markdown activity compared to the prior year.  We also continued to focus on reducing operating expenses.  Although our expenses de-leveraged as a percentage of sales due to the negative comparable store sales, our strong expense management initiatives resulted in reductions in expense dollars, particularly in our selling and occupancy expenses.

In Fiscal 2009 we recorded restructuring and impairment charges of $114.6 million, of which $90.1 million were non-cash.  In Fiscal 2008 we recorded restructuring and impairment charges of $32.5 million, of which $29.5 were non-cash.  The Fiscal 2009 restructuring and impairment charges relate primarily to severance for our former chief executive officer and other eliminated positions and the impairment of retail store assets and CATHERINES goodwill.

We began to execute on a multi-year strategy in Fiscal 2009, with the assistance of third-party retail consultants, to enhance our competitive position and to improve our financial results over time.  The new strategy focuses on the following:

●	Refocus on our core retail brands.

●	Divest non-core assets.

●	Substantially reduce operating expenses and streamline operations.

●	Maintain and protect our strong balance sheet and liquidity position.

The following summarizes our initiatives.

Organization

We have begun the process of transforming into a vertical specialty store model that will increase our percentage of internally designed, developed, and sourced fashion product.  We plan to develop and source more of our own proprietary fashion merchandise, become more focused on fashion and less driven by commodity product, and ultimately create an enhanced brand experience for our customers through an improved assortment across each of our core brands.  Increasing the percentage of merchandise we source directly should lead to gross margin enhancement opportunities and better value for our customers.

In Fiscal 2009 we began the process of transforming each of our core brands into independent, distinct brands by recruiting seasoned brand presidents with extensive retail and executive leadership experience.  The appointments of these experienced brand presidents as well as the addition of new product design and development executives signal our commitment to this transformation.

We also began the process of developing an entirely new and upgraded e-commerce platform through an outsourcing arrangement and the consolidation of our Charming Direct business at our Bensalem, Pennsylvania headquarters by closing our New York and Tucson, Arizona e-commerce offices.  By the fall of 2009 we expect all of our core brands to share a common e-commerce infrastructure, and we will begin to launch new websites one at a time, providing an improved online experience for our customers.  Our objective is to improve customer conversion rates and to significantly increase our core brands’ e-commerce penetration during the second half of Fiscal 2010.

Divest Non-core Assets and Reduce Costs

In accordance with our focus on our core brands, we began the divestiture of our non-core assets.  During the third quarter of Fiscal 2009 we completed the sale of our misses apparel catalogs and our related misses apparel catalog credit card receivables, which generated approximately $46.9 million in cash.  Additionally, we decided to discontinue our LANE BRYANT WOMAN catalog, which services a different core customer, in order to focus on our core LANE BRYANT customer.  We are also exploring the sale of our FIGI’S Gifts in Good Taste catalog business as well as reviewing financing options for owned real estate.  We also announced the discontinuation of our figure magazine, effective immediately, and the closing of our shoetrader.com website during the second half of Fiscal 2010.  These actions are in line with our strategy to return our focus and energies to our core brands – LANE BRYANT, FASHION BUG, and CATHERINES.

We continue to focus on reducing operating expenses to optimize our cash flow through improvements to, and streamlining of, our operations.  In Fiscal 2009 we began to implement a two-year cost reduction program that we originally estimated would result in expense savings of $100 – $125 million over the two-year period, with $75 million expected to be realized in Fiscal 2010.  Results to date have been favorable, with savings being realized ahead of schedule.  Our current expectation is for cost savings of approximately $125 million during Fiscal 2010.  These initiatives will address the following five major cost areas:

●	Corporate and Brand overhead;

●	Non-merchandise expense;

●	Occupancy expense;

●	Supply chain; and

●	Store operations.

In Fiscal 2009 we completed the relocation of our CATHERINES operations, the elimination of 150 corporate and field management positions, and substantially all of our program to close 150 under-performing stores.  In November 2008 we announced an additional store closing program of as many as 100 additional stores in Fiscal 2010.  Through negotiations with landlords we have been able to achieve significant rent reductions on some of our store locations and we expect to negotiate additional meaningful savings in Fiscal 2010.  These initiatives have resulted in reductions to occupancy expense dollars in Fiscal 2009 and we expect to further reduce our occupancy costs in Fiscal 2010.

In January 2009 we announced further reductions in our workforce of approximately 225 positions at our corporate support and brand headquarters offices.  These positions primarily represented a combination of approximately 125 associate separations and the elimination of approximately 100 open positions.

Manage Inventory

We continue to focus on reducing our inventory levels through timely markdowns and reduction of planned receipts in order to maximize gross margin dollars.  Our inventories as of the end of Fiscal 2009 have decreased approximately 16% from the end of Fiscal 2008 on a comparable-store basis.  We are also reducing our planned receipts of Spring 2009 merchandise in response to the current retail trends.  By taking these actions our inventory is properly positioned at the end of Fiscal 2009 to limit markdown exposure and positively impact our gross margins during Fiscal 2010.

Maintain our Strong Balance Sheet

Our balance sheet remains strong, with ample liquidity through our $100.2 million of cash and available-for-sale securities as of the end of Fiscal 2009, compared to $74.3 million as of the end of Fiscal 2008.  We ended Fiscal 2009 with no borrowings against our committed $375.0 million revolving credit facility.  As of the end of Fiscal 2009 our available borrowing capacity on the facility was $205.8 million.

In addition to our focus on reducing inventory levels and divesting non-core assets, we have significantly reduced our capital expenditures for new store development and store relocations, and have eliminated non-essential capital expenditures.  Our capital expenditures in Fiscal 2009 were half of our original plan for the year and we expect our Fiscal 2010 capital expenditures to be approximately half of our Fiscal 2009 expenditures.  We are also continuing to explore additional opportunities to strengthen our financial position, such as a re-financing of certain company-owned real estate.

Subsequent to the end of Fiscal 2009 we renewed our $50.0 million Series 1999-2 conduit credit card securitization facility through March 30, 2010.  Combined with our other existing conduit and term credit card secutitization facilities, our current receivables funding structure provides an availability of $655.0 million.  In April 2009 our $180.0 million Series 2004-1 term facility is scheduled to begin amortizing at a rate of approximately $14.4 million per month.  We expect to meet this amortization requirement through our $155.0 million of available conduit facilities.  We believe that the availability of our combined securitization facilities will continue to exceed our funding requirements during Fiscal 2010.

While we are committed to executing our long-term growth strategy as a multi-brand retailer, we continue to take a conservative operating approach given the current uncertain economic climate and our expectations for continuing weak traffic trends.  In response, we will continue to maintain lean inventories and proactively control and reduce operating expenses in order to generate positive free cash flow, preserve cash, and maintain a strong balance sheet.

The following discussion of our results of operations, liquidity, and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

RESULTS OF OPERATIONS

Financial Summary

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

				Percentage Increase
				(Decrease)
	Percentage of Net Sales(1)			From Prior Year
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007(2)	2009-2008	2008-2007(2)

Net sales	100.0%	100.0%	100.0%	(9.1)%	(1.1)%
Cost of goods sold, buying, catalog, and
occupancy expenses	74.6	71.8	68.7	(5.5)	3.4
Selling, general, and administrative expenses	28.0	26.4	25.4	(3.8)	2.9
Impairment of store assets, goodwill, and trademarks	3.3	1.0	–	199.7	–
Restructuring and other charges	1.3	0.2	–	521.6	–
Income/(loss) from operations	(7.2)	0.6	5.9	**	(89.9)
Other income	0.2	0.3	0.3	(49.6)	6.3
Interest expense	0.4	0.4	0.5	(16.7)	(28.4)
Income tax (benefit)/provision	(0.6)	0.5	2.0	(200.2)	(74.3)
Income/(loss) from continuing operations	(6.8)	0.0	3.7	**	(99.3)
Income/(loss) from discontinued operations, net of taxes	(3.0)	(3.1)	0.3	(11.9)	**
Net income/(loss)	(9.9)	(3.1)	4.0	(192.8)	(176.6)
____________________

(1) Results may not add due to rounding.

(2) Fiscal 2007 consisted of 53 weeks.

** Results not meaningful.

The following table shows details of our consolidated total net sales:

	Year Ended		Year Ended		Year Ended
	January 31, 2009		February 2, 2008		February 3, 2007(1)
	Fiscal	Fourth	Fiscal	Fourth	Fiscal	Fourth
(In millions)	Year	Quarter	Year	Quarter	Year	Quarter

LANE BRYANT(2)	$1,111.9	$273.0	$1,237.6	$323.6	$1,202.3	$357.1
FASHION BUG	843.8	183.8	984.1	225.8	1,058.3	269.1
CATHERINES	312.1	68.1	353.2	76.8	367.7	91.5
Other retail stores(3)	24.3	5.5	15.8	5.7	8.1	6.2
Total Retail Stores segment	2,292.1	530.4	2,590.7	631.9	2,636.4	723.9
Total Direct-to-Consumer segment	167.5	96.7	120.6	95.9	112.1	94.9
Corporate and other(4)	15.3	4.8	11.2	4.0	3.3	1.9
Total net sales	$2,474.9	$631.9	$2,722.5	$731.8	$2,751.8	$820.7
____________________

(1) Fiscal Year 2007 and Fourth Quarter 2007 consisted of 53 weeks and 14 weeks, respectively.

(2) Includes LANE BRYANT OUTLET stores.

(3) Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006, and PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008.

(4) Primarily revenue related to loyalty card fees.

 The following table shows additional information related to changes in our net sales:

	Year Ended		Year Ended
	January 31, 2009		February 2, 2008(1)
	Fiscal	Fourth	Fiscal	Fourth
	Year	Quarter	Year	Quarter

Retail Stores segment
Increase/(decrease) in comparable store sales:(2)
Consolidated retail stores	(12)%	(15)%	(5)%	(9)%
LANE BRYANT(4)	(12)	(17)	(6)	(9)
FASHION BUG	(11)	(14)	(4)	(8)
CATHERINES	(13)	(11)	(3)	(11)

Sales from new stores as a percentage of total
consolidated prior-period net sales:(3)
LANE BRYANT(4)	4	3	6	3
FASHION BUG	1	0	1	1
CATHERINES	0	0	0	0
Other retail stores(5)	0	0	0	2

Prior-period sales from closed stores as a percentage
of total consolidated prior-period net sales:
LANE BRYANT(4)	(3)	(3)	(1)	(1)
FASHION BUG	(2)	(2)	(1)	(1)
CATHERINES	0	0	0	0

Decrease in Retail Stores segment sales	(12)	(16)	(2)	(13)

Direct-to-Consumer segment
Increase in Direct-to-Consumer segment sales	39(6)	1(6)	8	(1)

Decrease in consolidated total net sales	(9)	(14)	(1)	(11)
____________________

(1)     Fiscal Year 2007 consisted of 53 weeks and Fourth Quarter 2007 consisted of 14 weeks.  Comparable store sales and changes in sales from new stores and closed stores are based on equivalent 52-week and 13-week periods.  The decrease in Retail Stores segment sales, increase/(decrease) in Direct-to-Consumer segment sales, and decrease in consolidated net sales are based on the 52-week and 13-week periods for Fiscal 2008 and the 53-week and 14-week periods for Fiscal 2007.

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

(4) Includes LANE BRYANT OUTLET stores.

(5) Includes PETITE SOPHISTICATE stores, which were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores.

(6)     Primarily due to LANE BRYANT WOMAN catalog, which began operations in the latter half of Fiscal 2008.  During the third quarter of Fiscal 2009 we decided to discontinue the LANE BRYANT WOMAN catalog during the first quarter of Fiscal 2010.

The following table sets forth information with respect to store activity for Fiscal 2009 and planned store activity for Fiscal 2010:

	FASHION	LANE
	BUG	BRYANT		CATHERINES	Other(1)	Total

Fiscal 2009:
Stores at February 2, 2008	989	896		468	56	2,409

Stores opened	5	32	(2)	7	4	48
Stores closed(3)	(97)	(36)		(12)	(11)	(156)
Net change in stores	(92)	(4)		(5)	(7)	(108)

Stores at January 31, 2009	897	892		463	49	2,301

Stores relocated during period	10	36		6	0	52

Fiscal 2010
Planned store openings	0	6		0	0	6
Planned store closings(4)	45	30	(5)	13	12 (6)	100
Planned store relocations	3	9		0	0	12
____________________

(1) Includes PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores.

(2) Includes 7 LANE BRYANT OUTLET stores.

(3)     Includes 78 FASHION BUG, 10 CATHERINES, 21 LANE BRYANT, 2 LANE BRYANT OUTLET, 1 PETITE SOPHISTICATE OUTLET and 4 PETITE SOPHISTICATE stores closed as part of the streamlining initiatives announced in February 2008.

(4) Includes approximately 100 under-performing stores to be closed as announced in November 2008.

(5) Includes 1 LANE BRYANT OUTLET store.

(6) PETITE SOPHISTICATE OUTLET stores.
Comparison of Fiscal 2009 to Fiscal 2008

Consolidated Results of Operations

Net Sales

Fiscal 2009 consolidated net sales decreased as compared to Fiscal 2008 primarily as a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 156 stores during Fiscal 2009, including 116 under-performing stores closed as part of our previously announced initiatives (see “OVERVIEW” above).  These decreases were partially offset by net sales from our LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2008, which is included in our Direct-to-Consumer segment.  During the third quarter of Fiscal 2009 we decided to discontinue our LANE BRYANT WOMAN catalog (see “OVERVIEW” above).

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 2.8% as a percentage of consolidated net sales in Fiscal 2009 as compared to Fiscal 2008.  The increase resulted primarily from increased promotional activity, particularly during the second half of Fiscal 2009, negative leverage on occupancy expenses from the decrease in comparable store sales, and an increase in catalog advertising expenses.  Although occupancy expenses as a percentage of consolidated net sales de-leveraged as compared to the prior year, occupancy expenses decreased in dollar amount primarily as a result of the closing of under-performing stores (which are discussed in the “OVERVIEW” above), as well as other store-related occupancy savings.  Consolidated occupancy expenses for Fiscal 2009 include a gain on the sale of our Memphis, Tennessee distribution center of approximately $1.8 million.  Catalog advertising expenses increased as compared to the prior-year period due to a full year of operations of our LANE BRYANT WOMAN catalog, which was launched in the latter half of Fiscal 2008.

Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses increased 1.6% as a percentage of consolidated net sales, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales, they decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to our expense reduction initiatives and the closing of under-performing stores.  During Fiscal 2009 we recognized $6.6 million of expenses in connection with advisory and legal fees relating to a proxy contest which was settled in May 2008.  During Fiscal 2008 we recognized a benefit to selling expenses of approximately $6.8 million in connection with the purchase and securitization of the LANE BRYANT credit card portfolio (see “Financing; Off-Balance-Sheet Financing; Asset Securitization Program” below), which was partially offset by approximately $2.1 million of expenses in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for Fiscal 2009 decreased at each of our Retail Stores brands as compared to Fiscal 2008.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending that we began to experience during the latter half of Fiscal 2008.  Additionally, the closing of under-performing stores contributed to the decrease in net sales at our Retail Stores brands.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for our outlet stores and LANE BRYANT stores, decreased for our CATHERINES stores, and were flat for our FASHION BUG stores.

During Fiscal 2009 we recognized revenues of $20.9 million in connection with our loyalty card programs as compared to revenues of $21.8 million during Fiscal 2008.

Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses as a percentage of net sales increased 3.9% for FASHION BUG, 4.4% for CATHERINES, and 2.3% for LANE BRYANT.  The merchandise margin in our Retail Stores segment declined in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of increased promotional activity during the current-year period to drive traffic and liquidate seasonal merchandise.  Although consolidated merchandise margins in our Retail Stores segment declined, our strong management of inventory levels allowed us to minimize the extent and depth of promotional activity compared to the prior-year period and resulted in increased merchandise margins at our LANE BRYANT brand.  Buying and occupancy expenses were 1.9% higher as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in comparable store sales.  However, expense dollars decreased as a result of the closing of under-performing stores and our other expense reduction initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 1.9% for FASHION BUG, 3.0% for CATHERINES, and 1.3% for LANE BRYANT primarily as a result of negative leverage from the decrease in comparable store sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands, particularly at FASHION BUG and LANE BRYANT, where our closing of under-performing stores and other store expense reduction initiatives resulted in reductions to selling expenses.

Direct-to-Consumer Segment Results of Operations

Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website launched in the latter half of Fiscal 2008.  Sales from our FIGI’S catalog business were comparable to Fiscal 2008.  As noted in “OVERVIEW” above we have decided to discontinue the LANE BRYANT WOMAN catalog, which we expect to complete by the first half of Fiscal 2010.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The 9.2% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from the lack of leverage on catalog expenses from a full year of operations for our LANE BRYANT WOMAN catalog, which was launched during the latter half of Fiscal 2008.  Additionally cost of goods sold, buying, catalog and occupancy expenses for Fiscal 2009 included a markdown allowance of $2.8 million related to our decision to discontinue the LANE BRYANT WOMAN catalog.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 4.7% for our Direct-to-Consumer segment, primarily as a result of new sales from our LANE BRYANT WOMAN catalog and related e-commerce website, which began operations during the latter half of Fiscal 2008.

Impairment of Store Assets, Goodwill, and Trademarks

Due to our current-year operating results and the impact of the current economic environment on the retail industry, during the third quarter of Fiscal 2009 we identified, in accordance with SFAS No. 144, 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During the fourth quarter of Fiscal 2009, with the continued deterioration in the economic environment and our operating results, we identified 152 additional stores with asset carrying values in excess of their respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate  non-cash impairment charge of $36.8 million to write down the long-lived assets at these stores to their respective fair values.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

As a result of the significant decrease in the market value of our common stock during the third quarter of Fiscal 2009 and the impact of the current economic environment on our operating results we performed a review of our goodwill and other intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” for possible impairment.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the third quarter of Fiscal 2009.

During the fourth quarter of Fiscal 2009 we performed our annual goodwill impairment test for each of our reporting units that have recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on our annual impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43.2 million related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1.5 million for such indefinite-lived intangible assets during the fourth quarter of Fiscal 2009.

During the fourth quarter of Fiscal 2008 we identified 157 under-performing stores to be closed.  As a result of the decision to close these under-performing stores, 136 of the 157 stores identified were determined to be impaired, which resulted in the recognition of a non-cash charge of $9.0 million to write down the long-lived assets at these stores to their respective fair values.

During the fourth quarter of Fiscal 2008 we performed our annual goodwill impairment test and determined that the carrying value of our FIGI’S goodwill exceeded its implied fair value.  Accordingly, we recognized a non-cash impairment charge of $18.2 million related to the FIGI’S goodwill.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  INTANGIBLE ASSETS AND GOODWILL” and “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

Restructuring and Other Charges

As discussed in “OVERVIEW” above, during Fiscal 2009 we completed the relocation of our CATHERINES operations in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of our operating functions and executed on the closing of a majority of the 150 under-performing stores as announced in Fiscal 2008.  We also began to implement additional cost-saving and streamlining initiatives announced during Fiscal 2009, which included the divestiture of our non-core misses apparel catalogs, the elimination of corporate and field positions, the identification of additional under-performing stores for closure, discontinuation of the LANE BRYANT WOMAN catalog, and the transformation of our operations into a vertical specialty store model.

During Fiscal 2009 we recognized the following pre-tax charges recorded as restructuring and other charges:

●
$13.3 million for severance, retention, and related costs (including $9.4 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, in July 2008).

●	$10.5 million for lease termination costs, non-cash accelerated depreciation, and severance and retention related to initiatives announced during the fourth quarter of Fiscal 2008.

●	$2.5 million for severance and non-cash accelerated depreciation for the planned shutdown of the LANE BRYANT WOMAN catalog operations.

●	$3.4 million for accelerated depreciation and asset write-downs related to fixed assets retained from the sale of the non-core misses apparel catalog business.

●	$3.4 million for costs related to other business transformation initiatives.

During Fiscal 2008 we recognized pre-tax charges of $3.0 million for severance, retention, and relocation costs related to the consolidation of a number of our operating functions and $2.3 million of non-cash pre-tax charges for accelerated depreciation related to the closing of the Memphis facility.

Income Tax Provision

Our income tax benefit for Fiscal 2009 was $13.9 million on a loss from continuing operations before taxes of $183.2 million as compared to a tax provision of $13.9 million on income from continuing operations before taxes and extraordinary item of $14.6 million for Fiscal 2008.  The income tax benefit for Fiscal 2009 was unfavorably impacted by a non-cash provision to establish a valuation allowance against our net deferred tax assets.

During Fiscal 2009 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is limited to our available tax loss carrybacks.  Accordingly, in Fiscal 2009 we recognized a non-cash provision of $38.6 million to establish a valuation allowance against our net deferred tax assets.  The recording of a tax valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using the underlying tax net operating loss and credit carryforwards or other deferred tax assets in the future when results are profitable.  Pursuant to SFAS No. 109, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7.  INCOME TAXES” below for further information.

The Fiscal 2009 tax provision was also unfavorably impacted by state and foreign income taxes payable, and the non-deductibility for income tax purposes of the impairment of goodwill  These unfavorable impacts were partially offset by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization and the receipt of non-taxable life insurance proceeds.

The Fiscal 2008 tax provision was unfavorably impacted by the non-deductibility for income tax purposes of the impairment of goodwill.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the third quarter of Fiscal 2009 (see “OVERVIEW” above and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).  During Fiscal 2009 we recognized a net loss from discontinued operations of $28.2 million and a loss on disposition of the discontinued operations of $46.7 million.

Comparison of Fiscal 2008 to Fiscal 2007

Consolidated Results of Operations

Net Sales

The decrease in consolidated net sales for Fiscal 2008 as compared to Fiscal 2007 was driven primarily by an extra week of sales in Fiscal 2007 as compared to Fiscal 2008 (Fiscal 2007 was a 53-week year), as well as by a decrease in comparable Retail Stores segment sales.  The decrease in comparable Retail Stores segment net sales was partially offset by net sales from our outlet business, which began operations in July 2006, and net sales from new stores.  The increase in our Direct-to-Consumer segment net sales was primarily as a result of sales from our new LANE BRYANT WOMAN catalog and related website, which were launched in October 2007, and an increase in sales from our FIGI’S catalog.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 3.1% as a percentage of consolidated net sales in Fiscal 2008 as compared to Fiscal 2007 primarily as a result of reduced merchandise margins for both our Retail Stores and Direct-to-Consumer segments and negative leverage on occupancy expenses from the decrease in comparable store sales. Consolidated cost of goods sold increased 5.9% as a percentage of consolidated net sales and consolidated buying and occupancy expenses increased 0.7% as a percentage of consolidated net sales.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses increased 1.0% as a percentage of consolidated net sales, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales.  Additionally, increases in payroll and payroll-related expenses, as well as marketing and other corporate administrative expenses, contributed to the increase.  Selling, general, and administrative expenses for Fiscal 2008 included a benefit of approximately $6.8 million recognized in connection with the purchase and securitization of the LANE BRYANT credit card portfolio (see “Financing; Off-Balance-Sheet Financing; Asset Securitization Program” below).  In addition, we recognized approximately $2.1 million of expenses during Fiscal 2008 in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards.  Selling, general, and administrative expenses for Fiscal 2007 included approximately $3.3 million of pre-opening operating expenses related to our outlet stores, which began operations in July 2006.

Retail Stores Segment Results of Operations

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

During Fiscal 2008 we recognized revenues of $21.8 million in connection with our loyalty card programs as compared to revenues of $19.1 million during Fiscal 2007.

Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses as a percentage of net sales increased 3.0% for FASHION BUG, 1.4% for CATHERINES, and 3.1% for LANE BRYANT.  These increases were primarily a result of increased promotional pricing and negative leverage on occupancy costs from the decrease in comparable store sales.  The increase in cost of goods sold at each brand reflected the highly promotional retail environment, particularly during the second half of Fiscal 2008 and the December holiday season.  For our LANE BRYANT OUTLET and PETITE SOPHISTICATE OUTLET stores, which began operations in July 2006, cost of goods sold, buying, and occupancy expenses decreased 4.3% as a percentage of net sales primarily as a result of the benefit of a full year of operations in Fiscal 2008.  Occupancy expenses for Fiscal 2007 included approximately $4.5 million of pre-opening expenses related to our outlet stores.

Selling, General, and Administrative

Selling, general and administrative expenses as a percentage of net sales increased 1.5% for FASHION BUG, 0.1% for CATHERINES, and 0.1% for LANE BRYANT.  The increases primarily reflect the lack of leverage on selling expenses at each of the brands as a result of the decrease in comparable store sales.  General and administrative expenses as a percentage of sales were essentially flat at each brand reflecting efforts to control and reduce such expenses.  For our outlet business, selling, general, and administrative expenses as a percentage of net sales decreased 5.9%.  The decrease was primarily related to start up costs for the outlets incurred during the second half of Fiscal 2007 as compared to the benefit of a full year of operations in Fiscal 2008.

Direct-to-Consumer Segment Results of Operations

Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website launched in the latter half of Fiscal 2008 and an increase in sales from our FIGI’S catalog.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The 5.8% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from higher-than-normal catalog advertising expenses incurred in connection with the start-up of our LANE BRYANT WOMAN catalog which was launched during the latter half of Fiscal 2008.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales increased 7.6% for our Direct-to-Consumer segment, primarily as a result of increased spending of approximately $3.7 million related to the launch of our LANE BRYANT WOMAN catalog.

Impairment of Store Assets, Goodwill, and Trademarks

During the fourth quarter of Fiscal 2008 we performed our annual goodwill impairment test and determined that the carrying value of our FIGI’S goodwill exceeded its implied fair value.  Accordingly, we recognized a non-cash impairment charge of $18.2 million related to the FIGI’S goodwill.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  INTANGIBLE ASSETS AND GOODWILL” and “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

During the fourth quarter of Fiscal 2008 we identified 157 under-performing stores to be closed.  As a result of the decision to close these under-performing stores, 136 of the 157 stores identified were determined to be impaired, which resulted in the recognition of a non-cash charge of $9.0 million to write down the long-lived assets at these stores to their respective fair values.

Restructuring and Other Charges

During Fiscal 2008 we recognized pre-tax charges of $3.0 million for severance, retention, and relocation costs related to the consolidation of a number of our operating functions and $2.3 million of non-cash pre-tax charges for accelerated depreciation related to the closing of the Memphis facility.

Income Tax Provision

Our tax provision for Fiscal 2008 was $13.9 million on income before income taxes and extraordinary item of $14.6 million, as compared to a tax provision of $53.8 million on income before income taxes of $155.8 million for Fiscal 2007.  The Fiscal 2008 tax provision was unfavorably impacted by the non-deductibility for income tax purposes of the impairment of goodwill.  We adopted the provisions of FASB Interpretation No. 48 as of the beginning of Fiscal 2008 (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7.  INCOME TAXES” below).  The Fiscal 2007 tax provision was favorably affected by non-taxable insurance proceeds that were included in pre-tax income and by adjustments relating to the reconciliation of our Fiscal 2006 U.S. Federal tax provision to our filed tax return, and was unfavorably affected by the reconciliation of our Fiscal 2006 state tax provision to our filed state tax returns.

Extraordinary Item

During the fourth quarter of Fiscal 2008 we recognized an extraordinary gain of $0.9 million, net of income taxes of $0.6 million, as the result of proceeds received from an eminent domain settlement related to a portion of the land at our White Marsh, Maryland distribution center.

Comparison of Fourth Quarter 2009 to Fourth Quarter 2008

Consolidated Results of Operations

Net Sales

The decrease in consolidated net sales in the fourth quarter of Fiscal 2009 as compared to the fourth quarter of Fiscal 2008 was primarily a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 156 stores during Fiscal 2009, including 116 under-performing stores closed as part of our previously announced initiatives (see “OVERVIEW” above).  Net sales for our Direct-to-Consumer segment for the fourth quarter of Fiscal 2009 were comparable to the fourth quarter of Fiscal 2008.

Cost of Goods Sold, Buying, Catalog, and Occupancy Expenses

Consolidated cost of goods sold, buying, catalog, and occupancy expenses increased 1.0% as a percentage of consolidated net sales in the fourth quarter of Fiscal 2009 as compared to the fourth quarter of Fiscal 2008.  The increase was primarily a result of negative leverage on occupancy expenses from the decrease in comparable store sales partially offset by lower cost of goods sold as a result of strong inventory management.  Total consolidated cost of goods sold, buying, and occupancy expenses decreased in dollar amount as compared to the prior-year period as a result of the decrease in consolidated net sales, our expense reduction initiatives, including the closing of under-performing stores, and other store-related occupancy savings.

Selling, General, and Administrative Expenses

Consolidated selling, general, and administrative expenses for the fourth quarter of Fiscal 2009 increased 1.6% as a percentage of consolidated net sales as compared to the fourth quarter of Fiscal 2008 as a result of negative leverage from the decrease in comparable store sales.  However, consolidated selling, general, and administrative expenses decreased in dollar amount from the prior-year period, primarily as a result of our expense reduction initiatives and closing of under-performing stores discussed above.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the fourth quarter of Fiscal 2009 decreased at each of our Retail Stores brands as compared to the fourth quarter of Fiscal 2008.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending.  Additionally, sales were negatively impacted by the closing of under-performing stores during Fiscal 2009, particularly at our FASHION BUG brand.  Consistent with the difficult retail environment, the average number of transactions per store decreased for each of our brands.  The average dollar sale per transaction increased for our LANE BRYANT, FASHION BUG, and outlet stores and decreased slightly for our CATHERINES stores.

We recognized revenues of $5.3 million during the fourth quarter of Fiscal 2009 and $5.4 million during the fourth quarter of Fiscal 2008 in connection with our loyalty card programs.

Cost of Goods Sold, Buying, and Occupancy

Gross margins improved at each of our brands except for our CATHERINES stores, where gross margins were flat as compared to the prior-year period.  The improvement in gross margins was primarily a result of our efforts to reduce inventory levels earlier in the year, which allowed us to reduce the level of promotional activity.  Inventory levels were down 16% at the end of Fiscal 2009 as compared to the end of Fiscal 2008 on a comparable-store basis.

Buying and occupancy expenses for our Retail Stores segment were 2.2% higher as a percentage of net sales, primarily as a result of negative leverage from the decrease in comparable store sales.  However, expense dollars decreased as a result of the closing of under-performing stores and expense reduction initiatives discussed above.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 1.9% for FASHION BUG, 3.8% for CATHERINES, and 2.2% for LANE BRYANT.  Although selling, general and administrative expenses increased as a percentage of net sales, primarily as a result of the lack of leverage on selling expenses from the decrease in comparable store sales, they decreased in dollar amount at each of our brands.  The decrease in expense dollars from the prior-year period was primarily a result of the closing of under-performing stores and expense reduction initiatives discussed above.

Direct-to-Consumer Segment Results of Operations

Net Sales

Net sales from our Direct-to-Consumer segment for the fourth quarter of Fiscal 2009 were comparable to the same period of Fiscal 2008 and primarily consisted of net sales from our FIGI’S catalog business, which recognizes a majority of its sales in the December holiday period.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The 5.3% decrease in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from lower catalog advertising expenses in the current-year period as compared to the prior-year period, which included an investment for the start-up of our LANE BRYANT WOMAN catalog that was launched in the latter half of Fiscal 2008.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales increased 3.0% for our Direct-to-Consumer segment, primarily as a result of our LANE BRYANT WOMAN catalog and related e-commerce website, which began operations during the latter half of Fiscal 2008.

Impairment of Store Assets, Goodwill, and Trademarks

During the fourth quarter of Fiscal 2009 we performed our annual goodwill impairment test for each of our reporting units that have recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on our annual impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43.2 million related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1.5 million for such indefinite-lived intangible assets during the fourth quarter of Fiscal 2009.

During the fourth quarter of Fiscal 2009, with the continued deterioration in the economic environment and our operating results, we identified 152 stores with asset carrying values in excess of their respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $16.6 million to write down the long-lived assets at these stores to their respective fair values.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

During the fourth quarter of Fiscal 2008 we performed our annual goodwill impairment test and determined that the carrying value of our FIGI’S goodwill exceeded its implied fair values.  Accordingly, we recognized a non-cash impairment charge of $18.2 million related to the FIGI’S goodwill.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  INTANGIBLE ASSETS AND GOODWILL” and “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

During the fourth quarter of Fiscal 2008 we identified 157 under-performing stores to be closed.  As a result of the decision to close these under-performing stores, 136 of the 157 stores identified were determined to be impaired, which resulted in the recognition of a non-cash charge of $9.0 million to write down these stores to their respective fair values.

Restructuring and Other Charges

As discussed in “OVERVIEW” above, During Fiscal 2009 we began to implement cost-saving and streamlining initiatives announced during Fiscal 2009, which included the divestiture of our non-core misses apparel catalogs, the elimination of corporate and field positions, the identification of additional under-performing stores, discontinuation of the LANE BRYANT WOMAN catalog, and the transformation of our operations into a vertical specialty store model.

During the fourth quarter of Fiscal 2009 we recognized the following pre-tax charges that are included in restructuring and other charges:

●	$2.7 million for costs related to the transformation of our operations into a vertical specialty store model.

●	$2.4 million for accelerated depreciation and asset write-downs related to fixed assets retained from the sale of the non-core misses apparel catalog business.

●	$2.0 million for severance, retention, and related costs.

●	$1.3 million for severance and non-cash accelerated depreciation for the planned shutdown of the LANE BRYANT CATALOG operations.

●	$(0.2) million credit related to a reduction of a lease termination liability.

During Fiscal 2008 we recognized pre-tax charges of $3.0 million for severance, retention, and relocation costs related to the consolidation of a number of our operating functions and $2.3 million of non-cash pre-tax charges for accelerated depreciation related to the closing of the Memphis facility.

Income Tax Provision

Our income tax benefit for the fourth quarter of Fiscal 2009 was $1.0 million on a loss from continuing operations before taxes of $109.4 million as compared to a tax benefit of $14.4 million on a loss from continuing operations before taxes of $59.3 million for the fourth quarter of Fiscal 2008.  The income tax benefit for the fourth quarter of Fiscal 2009 was unfavorably affected by a non-cash provision to establish a valuation allowance against our net operating losses and the non-deductibility for income tax purposes of the impairment of goodwill.  The income tax benefit for the fourth quarter of Fiscal 2008 was unfavorably impacted by the non-deductibility for income tax purposes of the impairment of goodwill.

Discontinued Operations

Discontinued operations for the fourth quarter of Fiscal 2008 consist of the results of operations of the non-core misses apparel catalog titles operated under our Crosstown Traders brand, which were sold during the third quarter of Fiscal 2009 (see “OVERVIEW” above and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

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

	Fiscal	Fiscal	Fiscal
(Dollars in thousands)	2009	2008	2007

Cash and cash equivalents	$93,759	$60,978	$143,349
Available-for-sale securities	6,398	13,364	1,997
Cash provided by operating activities	49,566	159,845	186,954
Working capital	382,651	495,096	410,193
Current ratio	2.4	2.4	2.2
Long-term debt to equity ratio	65.6%	41.9%	19.1%

As of January 31, 2009 we held $100.2 million in cash, cash equivalents, and available-for-sale securities.  As is consistent with our industry, our cash balances are seasonal in nature.  During Fiscal 2009 we received $34.4 million from the sale of our discontinued operations, $12.5 million from the sale of our Crosstown Traders credit card receivables, $4.8 million from the sale of our Memphis, Tennessee distribution center, and $7.2 million of net proceeds from purchases and sales of available-for-sale securities, which were offset by $55.8 million of investments in capital assets, $11.0 million of repurchases of our common stock, and $8.7 million of repayments of long-term borrowings.  In addition, during Fiscal 2009 we acquired approximately $6.0 million of equipment through capital lease financing.

During Fiscal 2008 we used $230.8 million of net funds provided from the issuance of long-term debt and cash from operations primarily for $252.6 million of repurchases of our common stock and $137.7 million of investments in capital assets.  In addition, during Fiscal 2008 we redeemed $150.0 million of long-term debt due in 2012 through the issuance of approximately 15.1 million shares of our common stock and cash payments of $0.4 million; used approximately $11.8 million of cash for long-term debt repayments; and acquired approximately $8.0 million of equipment through capital lease financing.

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” below that, in accordance with generally accepted accounting principles, includes the results of both our continuing operations and our discontinued operations.

Cash Provided by Operating Activities

The decrease in cash provided by operating activities from Fiscal 2008 to Fiscal 2009 was primarily attributable to the increase in our net loss, which was partially offset by $12.5 million of proceeds from the sale of our Crosstown Traders credit card receivables portfolio and a reduction in our net investment in inventories.  Inventories at the end of Fiscal 2009 decreased 16% on a same-store basis as compared to the end of Fiscal 2008 as a result of the clearance of seasonal inventory and planned reductions in inventory receipts for our Spring seasonal inventory in response to continuing weak traffic levels in our retail stores.

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

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $55.8 million in Fiscal 2009, $137.7 million in Fiscal 2008, and $133.2 million in Fiscal 2007.  Construction allowances received from landlords were $24.3 million in Fiscal 2009, $22.5 million in Fiscal 2008, and $26.1 million in Fiscal 2007.  Total gross investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing and excluding construction allowances, were $61.8 million in Fiscal 2009, $145.7 million in Fiscal 2008, and $133.2 million in Fiscal 2007.  Our actual Fiscal 2009 capital expenditures were approximately half of our planned capital expenditures for Fiscal 2009.  Our capital expenditures in each year were primarily for the construction, remodeling, and fixturing of new and existing retail stores, corporate systems technology, and improvements to our corporate and brand home offices and distribution centers.  In Fiscal 2009 we acquired $6.0 million and in Fiscal 2008 we acquired $8.0 million of distribution center, technology, and office equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 72 months and contain a bargain-purchase option.

During Fiscal 2007 and Fiscal 2008 we continued our new store opening plan for our LANE BRYANT brand, including our LANE BRYANT/CACIQUE side-by-side stores and LANE BRYANT OUTLET stores, as well as new PETITE SOPHISTICATE OUTLET stores.  As part of our streamlining initiatives announced in February 2008 and in response to the current difficult economic environment, we significantly reduced capital expenditures for new store development, store relocations, and corporate technology during Fiscal 2009 (see “OVERVIEW” above).  We opened 48 new stores in Fiscal 2009 as compared to 103 new stores in Fiscal 2008 and 198 stores in Fiscal 2007.  Approximately 67% of our Fiscal 2009 capital expenditures supported store development, including openings, relocations, and store improvements, with the remainder of the expenditures primarily for improvements to our information technology, distribution centers, and corporate infrastructure.

We plan to further reduce capital expenditures during Fiscal 2010 and anticipate that our Fiscal 2010 gross capital expenditures will be approximately $29 million, or approximately half of our actual Fiscal 2009 capital expenditures, before construction allowances received from landlords.  We expect to finance these capital expenditures primarily through internally-generated funds and to a lesser extent through capital lease financing.

Repurchases of Common Stock

In November 2007 we announced that our Board of Directors has authorized a new $200 million share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  During the first quarter of Fiscal 2009 we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under this program and we purchased 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We did not repurchase any shares of common stock subsequent to the Fiscal 2009 First Quarter.

During the first quarter of Fiscal 2008 we used $131.1 million of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 to repurchase 10.3 million shares of our common stock (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8.  LONG-TERM DEBT” below).  In addition, during Fiscal 2008 we repurchased an additional aggregate total of 10.4 million shares of common stock for $100.0 million under a program announced in May 2007 and 3.5 million shares of common stock for $21.5 million under a prior authorization from our Board of Directors.

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

Debt, Lease, and Purchase Commitments

As of January 31, 2009, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our revolving credit facility, letters of credit, long-term deferred compensation plans, unrecognized tax benefits, split-dollar life insurance premiums, and purchase obligations were as follows:

	Payments Due by Period
			One to	Three	More
		Less Than	Three	To Five	than Five
(In millions)	Total	One Year	Years	Years	Years

Long-term debt, including current portion(1)	$316.4	$7.6	$19.5	$282.6	$6.7
Capital leases	15.7	4.4	7.8	3.5	0.0
Operating leases(2)	932.5	227.9	336.3	194.1	174.2
Revolving credit facility(3)	0.0	0.0	0.0	0.0	0.0
Letters of credit(3)	0.2	0.2	0.0	0.0	0.0
Stand-by letters of credit(3)	15.7	15.7	0.0	0.0	0.0
Long-term deferred compensation(4)	0.7	0.4	0.2	0.0	0.1
Unrecognized tax benefits(5)	1.3	1.3	–	–	–
Split-dollar life insurance premiums(6)	19.3	1.5	2.9	2.7	12.2
Purchase commitments(7)	384.1	384.1	0.0	0.0	0.0
Total	$1,685.9	$643.1	$366.7	$482.9	$193.2
____________________

(1)     Amounts represent the expected cash payments (including interest) of our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts, or revolving credit facilities.

(2) Commitments under operating leases include $3.6 million payable under the LANE BRYANT master sublease with Limited Brands, Inc., which we have guaranteed.

(3)     We currently have a $375 million revolving credit facility that expires on July 28, 2010, which provides for cash borrowings and the ability to issue up to $300 million of letters of credit. As of January 31, 2009, there were no borrowings outstanding under this facility.

(4)     Includes our non-qualified deferred compensation plan and supplemental retirement plan. We have estimated the projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of January 31, 2009. The above estimate excludes $17.4 million of benefit distribution obligations because the value of the obligations and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

          We terminated our supplemental retirement plan as of December 31, 2008. Effective December 31, 2008 we will cease making retirement credits to the plan, the interest rate to be credited on participants’ accounts will be reduced, and participants’ accounts will become fully vested. Participants may elect to receive a distribution of their accounts according to a fixed distribution schedule, which extends over one to three years based on the account balance. The interest rate reduction, distribution elections, and accelerated vesting only apply to participants who are currently active employees.

(5)     In accordance with FIN No. 48 (see “CRITICAL ACCOUNTING POLICIES; Income Taxes” above) we have recorded liabilities for unrecognized tax benefits of $29.2 million and accrued interest and penalties of $12.7 as of January 31, 2009. These liabilities are included in “Other long-term liabilities” on our consolidated balance sheet. With the exception of $1.3 million of unrecognized tax benefits that are reasonably possible of being recognized within 12 months, we have excluded these liabilities from this table because we cannot make reasonably reliable estimates of the amounts and/or periods that we expect to pay or settle these liabilities.

(6) Amounts represent insurance premiums related to split-dollar life insurance agreements with former executive employees.

(7) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

Financing

Off-Balance-Sheet Financing

Asset Securitization Program

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Prior to the sale of our Crosstown Traders misses apparel catalog credit card receivables (see “OVERVIEW” above), we were also using an asset securitization facility to fund the credit card receivables generated by the Crosstown Traders credit card program.  Additional information regarding our asset securitization facility is included in “CRITICAL ACCOUNTING POLICIES; Asset Securitizations” above, “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” below, and under the caption “MARKET RISK” below.

As of January 31, 2009 we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2004-VFC	Series 2004-1	Series 2007-1

Date of facility	May 1999	January 2004	August 2004	October 2007
Type of facility	Conduit	Conduit	Term	Term
Maximum funding	$50.0	$105.0(1)	$180.0	$320.0
Funding as of January 31, 2009	$42.0	$0.0	$180.0	$320.0
First scheduled principal payment	Not applicable	Not applicable	April 2009	April 2012
Expected final principal payment	Not applicable(2)	Not applicable(2)	March 2010	March 2013
Next renewal date	March 2009(3)	January 2010	Not applicable	Not applicable
____________________

(1) The maximum funding capacity of Series 2004-VFC was increased from $50.0 million to $105.0 million on November 14, 2008.

(2)     Series 1999-2 and Series 2004-VFC have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing.  These series begin amortizing on the next renewal date subject to the further extension of the renewal date as a result of renewal of the purchase commitment.

(3) Subsequent to January 31, 2009 the Series 1999-2 facility was renewed through March 30, 2010.

On August 25, 2008 we announced that we entered into an agreement to sell our misses apparel catalog credit card receivables in conjunction with the sale of the related Crosstown Traders catalog titles (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).  On December 31, 2008, we finalized the sale of the credit card receivables portfolio associated with the Crosstown Traders misses apparel catalogs to World Financial Network National Bank, a unit of Alliance Data Systems Corporation.  The portfolio was sold for a par value of $43.5 million.  In connection with the sale we paid off and terminated the related Series 2005-RPA conduit securitization facility that was dedicated to these receivables.  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds of $12.5 million.

In May 2008 the Series 2002-1 facility completed its scheduled amortization, which had begun in August 2007 in accordance with its scheduled terms, and is no longer an outstanding series.

Prior to November 1, 2007 we had an agreement under which a third party provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement we exercised our option to purchase the LANE BRYANT portfolio on November 1, 2007 and assigned the right to purchase the LANE BRYANT portfolio to Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $231.0 million, it sold the receivables to Charming Shoppes Receivables Corp. (“CSRC”), which transferred the receivables to the Charming Shoppes Master Trust (the “Trust”).  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $6.8 million, which is included in selling, general, and administrative expenses for Fiscal 2008.  In addition, we recognized approximately $2.1 million of expenses in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards.

On October 17, 2007 the Trust issued $320.0 million of five-year asset-backed certificates (“Series 2007-1”) in a private placement under Rule 144A.  Of the $320.0 million of certificates issued, $289.6 million were sold to investors, and CSRC held $30.4 million as a retained interest.  CSRC may in the future sell all or a portion of such retained interest.  Of the certificates sold to investors, $203.5 million pay interest on a floating rate basis tied to one-month LIBOR while the remaining $86.1 million of certificates were issued at fixed rates.  The Trust used $35.0 million of the proceeds to fund receivables and to pay down other securitization series and placed the remaining proceeds of $285.0 million into a pre-funding cash account.

The Trust paid for its acquisition of the LANE BRYANT proprietary credit card accounts receivable balances primarily by withdrawing $227.5 million of proceeds from the pre-funding cash account for the Series 2007-1 Certificates.  The remainder of the funds in the pre-funding cash account was subsequently withdrawn to provide financing for additional receivables, including receivables made available for financing by the amortization of the Series 2002-1 facility.

Concurrent with the issuance of Series 2007-1, the Trust entered into a series of fixed-rate interest-rate swap agreements with respect to $174.7 million of the floating-rate certificates sold to investors.  The notional value of these swaps equals the face value of these certificates.  The blended weighted-average interest rate on the swapped certificates is 6.39%.  The Trust also acquired an interest-rate cap with respect to $28.8 million of floating-rate certificates sold to investors.  The cap counterparty will make payments to the Trust when one-month LIBOR exceeds 10%.  The fixed-rate certificates were sold at a discount and carry a blended weighted average-yield of 6.43% and a blended weighted average coupon of 6.34%.

We securitized $861.7 million of credit card receivables in Fiscal 2009 and $939.9 million of credit card receivables in Fiscal 2008, and had $535.9 million of securitized credit card receivables outstanding as of January 31, 2009.  We held certificates and retained interests in our securitizations of $94.5 million as of January 31, 2009 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC and Charming Shoppes Seller, Inc., our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of January 31, 2009 included $51.4 million of QSPE certificates, an I/O strip of $19.3 million, and other retained interests of $23.8 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  As of February 2, 2008 the Trust was in compliance with its financial performance standards as of January 31, 2009, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of January 31, 2009 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

We plan to refinance our maturing term securitization series with our credit conduit facilities totaling $155.0 million, which are renewed annually.  To the extent that these conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our $375.0 committed revolving credit facilities to the extent available.  Subsequent to January 31, 2009 we renewed our Series 1999-2 conduit facility through March 30, 2010. There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  Without adequate liquidity our ability to offer our credit program to our customers, and consequently our financial condition and results of operations, would be adversely affected.

On February 19, 2009 Moody's Investors Service, a nationally recognized statistical rating organization (“NRSRO”) that has rated our term series securitizations in the past, announced that it had downgraded the ratings of our term series asset-backed securities.  No other NRSRO took a similar action. The Moody’s action could negatively impact our ability to complete future term series securitization transactions on acceptable terms and cause our asset securitization program to rely on other potentially more expensive funding sources to the extent available.  The Moody’s action does not affect our current conduit and term series transactions, which we currently expect will provide sufficient funding for our securitization program for Fiscal 2010.

These securitization agreements are intended to improve our overall liquidity by providing sources of funding for our proprietary credit card receivables.  The agreements provide that we will continue to service the credit card receivables and control credit policies.  This control allows us to provide the appropriate customer service and collection activities.  Accordingly, our relationship with our credit card customers is not affected by these agreements.

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

Further details of our net credit contribution are as follows:

	Year Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007

Net securitization excess spread revenues	$98.5	$79.0	$69.8
Net additions to the I/O strip and servicing liability	(4.0)	6.4	1.0
Other credit card revenues, net(1)	12.3	11.2	9.4
Total credit card revenues	106.8	96.6	80.2
Less total credit card program expenses	68.3	58.5	44.0
Total credit contribution	$38.5	$38.1	$36.2

____________________

(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

Further details of our outstanding receivables are as follows:

	Year Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007

Average managed receivables outstanding	$579.3	$427.4	$363.5
Ending managed receivables outstanding	$535.9	$613.2	$366.7

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

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  We had an aggregate total of $1.3 million of unamortized deferred debt acquisition costs related to the facility as of January 31, 2009, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  In addition, the facility agreement provides that if “Excess Availability” falls below 10% of the “Borrowing Base,” through high levels of borrowing or letter of credit issuance for example, we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (terms in quotation marks in this paragraph and the following paragraph are defined in the facility agreement).  The facility is secured by our general assets, except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  As of January 31, 2009 the “Excess Availability” under the facility was $205.8 million, or 92.9% of the “Borrowing Base.”  As of January 31, 2009 we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans and LIBOR as adjusted for the “Reserve Percentage” (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of January 31, 2009 the applicable rates under the facility were 3.25% for Prime Rate Loans and 1.66% (LIBOR plus 1.25%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of January 31, 2009.

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

We received proceeds of approximately $268.1 million from the issuance, net of underwriting fees of approximately $6.9 million.  The underwriting fees, as well as additional transaction costs of $0.8 million incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets,” and amortized to interest expense on an effective-interest-rate basis over the remaining life of the notes.

See “PART I.  Item 1A.  Risk Factors; OTHER RISKS” above for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.

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

In Fiscal 2010 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and available-for-sale securities, securitization facilities, and borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2010.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.  We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  We may also elect to redeem debt financing (including our 1.125% Senior Convertible Notes) prior to maturity or to purchase the 1.125% Senior Convertible Notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us.  At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the market value of our outstanding debt, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

We manage our proprietary credit card programs (see “OVERVIEW” above) through various operating entities that we own.  The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities.  Under the securitization facilities we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs.

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating- and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of January 31, 2009 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $335.8 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $86.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2010, an increase of approximately $384 thousand in selling, general, and administrative expenses would result.

See “PART I; Item 1A. Risk Factors” above for a further discussion of other market risks related to our securitization facilities.

As of January 31, 2009 there were no borrowings outstanding under our revolving credit facility. Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009.  In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2009.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report that appears on page 68 – 69.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited Charming Shoppes, Inc. and subsidiaries internal control over financial reporting as of January 31, 2009, based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009 of Charming Shoppes, Inc. and subsidiaries and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with United States generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective as of February 4, 2007.  Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements,” effective as of February 3, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 31, 2009

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
(In thousands, except share amounts)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$93,759	$60,978
Available-for-sale securities	6,398	13,364
Accounts receivable, net of allowances of $6,018 and $6,262	33,300	33,535
Investment in asset-backed securities	94,453	115,912
Merchandise inventories	268,142	330,224
Deferred taxes	4,066	9,686
Prepayments and other	155,430	155,997
Current assets of discontinued operations	0	121,695
Total current assets	655,548	841,391

Property, equipment, and leasehold improvements – at cost	1,076,972	1,117,559
Less accumulated depreciation and amortization	693,796	658,410
Net property, equipment, and leasehold improvements	383,176	459,149

Trademarks and other intangible assets	187,365	189,562
Goodwill	23,436	66,666
Other assets	30,167	56,536
Total assets	$1,279,692	$1,613,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$99,520	$130,061
Accrued expenses	166,631	161,476
Current liabilities of discontinued operations	0	45,931
Current portion – long-term debt	6,746	8,827
Total current liabilities	272,897	346,295

Deferred taxes	46,824	37,942
Other non-current liabilities	188,470	192,454
Long-term debt	305,635	306,169

Stockholders’ equity
Common stock $.10 par value
Authorized – 300,000,000 shares
Issued –153,482,368 shares and 151,569,850 shares	15,348	15,157
Additional paid-in capital	411,623	407,499
Treasury stock at cost – 38,482,213 shares and 36,477,246 shares	(347,730)	(336,761)
Accumulated other comprehensive income	5	22
Retained earnings	386,620	644,527
Total stockholders’ equity	465,866	730,444
Total liabilities and stockholders’ equity	$1,279,692	$1,613,304

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended
	January 31,	February 2,	February 3,
(In thousands, except per share amounts)	2009	2008	2007

Net sales	$2,474,898	$2,722,462	$2,751,845

Cost of goods sold, buying, catalog, and occupancy expenses	1,846,954	1,954,495	1,890,565
Selling, general, and administrative expenses	692,110	719,107	699,009
Impairment of store assets, goodwill, and trademarks	81,498	27,197	0
Restructuring and other charges	33,145	5,332	0
Total operating expenses	2,653,707	2,706,131	2,589,574

Income/(loss) from operations	(178,809)	16,331	162,271
Other income	4,430	8,793	8,273
Interest expense	(8,795)	(10,552)	(14,746)

Income/(loss) from continuing operations before income taxes
and extraordinary item	(183,174)	14,572	155,798
Income tax (benefit)/provision	(13,885)	13,858	53,839

Income/(loss) from continuing operations before extraordinary item	(169,289)	714	101,959
Income/(loss) from discontinued operations, net of income tax
benefit/(expense) of $10,241 in 2008 and $(3,361) in 2007	(74,922)	(85,039)	6,964
Extraordinary item, net of income tax provision of $582	0	912	0

Net income/(loss)	(244,211)	(83,413)	108,923

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available-for-sale securities,
net of income tax provision/(benefit) of $(10) in 2009,
$14 in 2008, and $3 in 2007	(17)	21	4
Total other comprehensive income/(loss)	(17)	21	4

Comprehensive income/(loss)	$(244,228)	$(83,392)	$108,927

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$(1.48)	$.01	$.83
Income/(loss) from discontinued operations, net of income taxes	(.65)	(.70)	.06
Extraordinary item, net of income taxes	.00	.01	.00
Net income/(loss) per share(1)	$(2.13)	$(.69)	$.89

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(1.48)	$.01	$.76
Income/(loss) from discontinued operations, net of income taxes	(.65)	(.69)	.05
Extraordinary item, net of income taxes	.00	.01	.00
Net income/(loss) per share(1)	$(2.13)	$(.68)	$.81
____________________

(1) Results may not add due to rounding.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury Stock
(Dollars in thousands)	Shares	Amount	Capital	Shares	Amount

Balance, January 28, 2006	133,954,852	$13,395	$261,077	(12,265,993)	$(84,136)
Issued to employees, net	361,477	36	783
Exercise of stock options	1,536,580	154	9,011
Withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(90,378)	(9)	(1,217)
Stock-based compensation expense			10,386
Tax benefit – employee stock programs			5,119
Balance, February 3, 2007	135,762,531	13,576	285,159	(12,265,993)	(84,136)
Issued to employees, net	462,724	46	163
Exercise of stock options	304,120	30	1,412
Withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(105,081)	(10)	(1,183)
Issued for redemption of convertible notes	15,145,556	1,515	148,049
Sale of common stock warrants			53,955
Purchase of common stock call options			(90,475)
Tax benefit – call options			2,705
Stock-based compensation expense			7,101
Tax benefit – employee stock programs			613
Purchases of treasury stock				(24,211,253)	(252,625)
Balance, February 2, 2008	151,569,850	15,157	407,499	(36,477,246)	(336,761)
Issued to employees, net	2,035,360	204	484
Exercise of stock options	232,898	23	911
Withheld for payment of employee
payroll taxes due on shares issued
under employee stock plans	(355,740)	(36)	(1,420)
Tax benefit – call options			0
Stock-based compensation expense			5,576
Write-down of deferred taxes –
employee stock programs			(1,427)
Purchases of treasury stock				(2,004,967)	(10,969)
Balance, January 31, 2009	153,482,368	$15,348	$411,623	(38,482,213)	$(347,730)

	Accumulated
	Other
	Comprehensive	Retained
	Income	Earnings

Balance, January 28, 2006	$(3)	$624,015
Unrealized gains, net of income taxes of $(3)	4
Net income		108,923
Balance, February 3, 2007	1	732,938
Cumulative effect of adoption of FIN No. 48		(4,998)
Unrealized gains, net of income taxes of $(14)	21
Net loss		(83,413)
Balance, February 2, 2008	22	644,527
Cumulative effect of adoption of
EITF Issue 06-4		(13,696)
Unrealized losses, net of income taxes of $10	(17)
Net loss		(244,211)
Balance, January 31, 2009	$5	$386,620

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,	February 2,	February 3,
(In thousands)	2009	2008	2007

Operating activities
Net income/(loss)	$(244,211)	$(83,413)	$108,923
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	95,219	97,249	91,244
Loss on disposition of discontinued operations	46,736	0	0
Impairment of store assets, goodwill, and trademarks	81,498	98,219	0
Deferred income taxes	13,719	(4,933)	20,719
Stock-based compensation	5,576	7,101	10,386
Excess tax benefits related to stock-based compensation	0	(613)	(5,119)
Write-down of deferred taxes related to stock-based compensation	(1,427)	0	0
Write-down of capital assets	6,105	11,325	0
Net (gain)/loss from disposition of capital assets	(559)	2,147	1,618
Net loss/(gain) from securitization activities	3,969	(6,445)	(1,012)
Extraordinary item, net of income taxes	0	(912)	0
Changes in operating assets and liabilities:
Accounts receivable, net	235	(169)	5,237
Merchandise inventories	72,530	37,906	(53,024)
Accounts payable	(34,733)	(38,076)	45,393
Prepayments and other	13,655	(514)	(55,506)
Income taxes payable	0	0	3,376
Accrued expenses and other	(21,201)	40,973	14,719
Proceeds from sale of Crosstown Traders credit card receivables portfolio	12,455	0	0
Purchase of Lane Bryant credit card receivables portfolio	0	(230,975)	0
Securitization of Lane Bryant credit card receivables portfolio	0	230,975	0
Net cash provided by operating activities	49,566	159,845	186,954

Investing activities
Investment in capital assets	(55,800)	(137,709)	(133,156)
Proceeds from sales of capital assets	4,813	0	0
Gross purchases of securities	(3,143)	(84,665)	(37,022)
Proceeds from sales of securities	10,367	22,335	62,185
Net proceeds from sale of discontinued operations	34,440	0	0
Proceeds from eminent domain settlement, net of taxes	0	912	0
(Increase)/decrease in other assets	11,099	(11,502)	(14,399)
Net cash provided/(used) by investing activities	1,776	(210,629)	(122,392)

Financing activities
Repayments of short-term borrowings	0	0	(50,000)
Proceeds from issuance of senior convertible notes	0	275,000	0
Proceeds from long-term borrowings	108	1,316	0
Repayments of long-term borrowings	(8,682)	(11,814)	(14,733)
Payments of deferred financing costs	(48)	(7,640)	0
Excess tax benefits related to stock-based compensation	0	613	5,119
Purchase of hedge on senior convertible notes	0	(90,475)	0
Sale of common stock warrants	0	53,955	0
Purchases of treasury stock	(10,969)	(252,625)
Net proceeds from shares issued under employee stock plans	166	458	8,758
Net cash used by financing activities	(19,425)	(31,212)	(50,856)

Increase/(decrease) in cash and cash equivalents	31,917	(81,996)	13,706
Cash and cash equivalents, beginning of year	61,842	143,838	130,132
Cash and cash equivalents, end of year	$93,759	$61,842	$143,838

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(Continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended
	January 31,	February 2,	February 3,
(In thousands)	2009	2008	2007

Non-cash financing and investing activities
Common stock issued on conversion of debentures	$0	$149,564	$0
Assets acquired through capital leases	$5,959	$8,047	$0

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

We have a 52 – 53 week fiscal year ending on the Saturday nearest to January 31.  The fiscal year ended February 3, 2007 consisted of 53 weeks.  As used herein, the terms “Fiscal 2009,” “Fiscal 2008,” and “Fiscal 2007,” refer to our fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007.  The term “Fiscal 2010” refers to our fiscal year which will end on January 30, 2010 and the term “Fiscal 2011” refers to our fiscal year which will end on January 29, 2011.

Business

We operate retail specialty stores located throughout the continental United States and related websites that merchandise plus-size and misses sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices.  We also conduct a direct marketing operation that merchandises women’s apparel, footwear, accessories, and specialty gifts throughout the continental United States through our LANE BRYANT WOMAN and FIGI’S® Gifts in Good Taste (“FIGI’S”) catalogs and related websites.  During Fiscal 2009 we decided to discontinue the LANE BRYANT WOMAN catalog and began to actively explore the sale of the FIGI’S catalog operations.  We expect to discontinue the LANE BRYANT WOMAN catalog operations during the first half of Fiscal 2010.

During Fiscal 2009 we began to explore strategic alternatives for our Crosstown Traders non-core misses apparel catalog titles in order to provide a greater focus on our core brands and enhance shareholder value.  We completed the sale of the Crosstown Traders apparel catalog operations in September 2008.  We have accounted for the operations of the Crosstown Traders apparel catalogs as discontinued operations for all periods presented in these financial statements in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and FASB Emerging Issues Task Force (“EITF”) Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (see “NOTE 2.  DISCONTINUED OPERATIONS” below).  The results of operations of our FIGI’S catalog, which we have not yet committed to a formal plan of sale, are not reported as discontinued operations as they have not met the requirements of SFAS No. 144 as of January 31, 2009. Except as otherwise indicated, the financial information included in these Notes to Consolidated Financial Statements reflects only the results of our continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Charming Shoppes, Inc. and our wholly-owned and majority-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc., and, where applicable, our consolidated subsidiaries.

Business Segments and Related Disclosures

We operate in two segments, Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into a single reporting segment (the “Retail Stores” segment).  Our catalog and catalog-related e-commerce operations are reported under the Direct-to-Consumer segment.

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing.  There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2009 to January 31, 2009 that would have a material effect on our financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires that our management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts, primarily related to discontinued operations, have been reclassified to conform to the current-year presentation (see “NOTE 2.  DISCONTINUED OPERATIONS” below).

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
YEAR ENDED JANUARY 31, 2009
(Continued)

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

Inventories

We value merchandise inventories for our Retail Stores and Direct-to-Consumer segments at the lower of cost or market using the retail inventory method (average cost basis).  Under the retail inventory method the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns currently taken and shrinkage on the retail value of inventories.  In addition to markdowns that have been taken (i.e., selling price permanently reduced on the selling floor) we accrue an estimate for promotional markdowns not yet recorded for merchandise that will not be sold again above its current promotional price.  We purchase inventory and track inventory quantities on hand by season in order to determine aged seasonal inventory.  We liquidate aged seasonal inventory through markdowns or sale to liquidators.  We account for store inventory shrinkage based on periodic physical inventories on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates.  We determine interim shrinkage estimates on a store-by-store basis, based on our most recent physical inventory results.  We account for distribution and fulfillment center inventory shrinkage based on cycle counts on a center-by-center basis.

In accordance with EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” we record cash consideration received from vendors as a reduction of inventory and recognize it in cost of goods sold as inventory is sold.  We deferred cash received from vendors of $6,409,000 as of January 31, 2009 and $7,286,000 as of February 2, 2008 into inventory in accordance with EITF Issue 02-16.  We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an Amendment of Accounting Research Bulletin No. 43, Chapter 4,” we recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs as current-period expenses rather than capitalizing them into inventory.

Prepayments and Other

Prepayments and other includes prepaid taxes, insurance, rent, marketing, and other prepaid expenses.  Prepayments and other also includes third-party credit card receivables and income taxes receivable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
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

Advertising costs charged to expense as incurred were $87,139,000 in Fiscal 2009, $97,237,000 in Fiscal 2008, and $79,862,000 in Fiscal 2007.

Property and Depreciation

For financial reporting purposes we compute depreciation and amortization primarily using the straight-line method over the estimated useful lives of the assets.  We amortize leasehold improvements over the shorter of their useful lives or the related lease term as determined under our operating lease accounting policy (see “Lease Accounting” below).  We use accelerated depreciation methods for income tax reporting purposes.  Depreciation and amortization of property, equipment (including equipment acquired under capital leases), and leasehold improvements was $90,443,000 in Fiscal 2009, $90,609,000 in Fiscal 2008, and $84,395,000 in Fiscal 2007.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Lease Accounting

We lease substantially all of our store properties as well as certain of our other facilities and account for our leases in accordance with SFAS No. 13 (as amended), "Accounting for Leases."  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

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

Contingent rent is determined on a store by store basis based on criteria set forth in the lease.  Generally, a landlord is due incremental rent when a store exceeds a sales threshold that is determined in the lease.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  We own trademarks, tradenames, and Internet domain names that we obtained primarily from our acquisition of LANE BRYANT.  We also own trademarks, tradenames, internet domain names, and customer relationships for our FIGI’S catalog and related website.  In addition, we previously owned such assets in connection with our acquisition of Crosstown Traders (see “NOTE 2.  DISCONTINUED OPERATIONS” below).  The values of these intangible assets were determined by management with the assistance of an independent appraiser using a discounted cash flow method, based on the estimated future benefits to be received from the assets.  We allocated the excess of the cost of the acquisitions over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill.  In accordance with the provisions of SFAS No. 142, we are not amortizing goodwill.

The LANE BRYANT, FIGI’S, and other trademarks, tradenames, and Internet domain names are well-recognized in the market.  We expect to renew and protect these trademarks, tradenames, and Internet domain names indefinitely.  Therefore, we are not amortizing the appraised value of these trademarks, tradenames, and Internet domain names.  We periodically review these trademarks, tradenames, and Internet domain names for indicators of a limited useful life.  We amortize the customer relationships for our FIGI’S catalog business on a straight-line basis over their estimated useful life of four years.

We test our goodwill and our indefinite-lived intangible assets for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  We test goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment.  We perform our annual impairment analysis during the fourth quarter of our fiscal year because our fourth quarter operating results are significant to us and are an integral part of our analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

In accordance with the provisions of SFAS No. 142, we assigned the values of goodwill and other indefinite-lived intangible assets recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, Crosstown Traders, and FIGI’S to the respective reporting units within our reportable business segments.  The calculation of the estimated fair value of our reporting units for the purpose of evaluating goodwill for impairment and the fair values of other intangible assets require estimates, assumptions, and judgments.  The results of our evaluations might have been materially different if different estimates, assumptions, and judgments had been used.  Information on goodwill by business segment is included in “NOTE 6 INTANGIBLE ASSETS AND GOODWILL” below.

See “NOTE 2.  DISCONTINUED OPERATIONS” and “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further details regarding our impairment testing and the recognition of impairment losses related to our goodwill and other intangible assets.

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
YEAR ENDED JANUARY 31, 2009
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

Senior Convertible Notes

We accounted for the issuance of our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see “NOTE 8. LONG-TERM DEBT” below). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both (1) indexed to the entity’s own common stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met. Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheets.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  In addition, we sold warrants to affiliates of certain of the initial purchasers.  We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our condensed consolidated balance sheets.

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
YEAR ENDED JANUARY 31, 2009
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

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  We adopted SFAS No. 123(R) as of the beginning of Fiscal 2007 on the modified prospective method.  Stock-based compensation cost includes (i) compensation cost for all stock-based awards granted prior to the beginning of Fiscal 2007 but not fully vested as of the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”), restricted stock, and restricted stock units (“RSUs”).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

We use the Black-Scholes valuation model to estimate the fair value of stock options and SARs and amortize stock-based compensation on a straight-line basis over the requisite service period of an award. The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described below.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.  We record stock-based compensation related to cash-settled RSUs as a liability and adjust the liability and related compensation expense for changes in the market value of our common stock.

Total stock-based compensation recognized in our results of operations was $5,576,000 for Fiscal 2009, $7,101,000 for Fiscal 2008, and $10,386,000 for Fiscal 2007.  Total stock-based compensation not yet recognized, related to the non-vested portion of stock options, stock appreciation rights and awards outstanding, was $8,240,000 as of January 31, 2009.  The weighted-average period over which we expect to recognize this compensation is approximately 3 years.

During Fiscal 2009 we granted cash-settled restricted stock units (“RSUs”) under our 2003 Non-Employee Directors Compensation Plan.  Excluded from the above Fiscal 2009 stock-based compensation expense is $207,000 of compensation expense related to cash-settled RSUs.  Total compensation expense for unvested cash-settled RSUs not yet recognized as of January 31, 2009 was $182,000, which is included in accrued expenses in the accompanying consolidated balance sheet as of January 31, 2009 and will be recognized during the first half of Fiscal 2010.

In applying the Black-Scholes model to determine the fair value of stock options and SARs we used the following assumptions: historically estimated stock price volatilities of 37.6 to 75.5; a dividend yield of 0.0%; expected lives of 5 to 7 years; and risk-free interest rates of 2.75% to 5.08%.  For our Employee Stock Purchase Plan we used historically estimated stock price volatilities of 27.4 to 266.5; a dividend yield of 0.0%; expected lives of 3 months; and risk-free interest rates of 0.3% to 5.1%.

We account for excess tax benefits related to stock-based compensation and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of paragraph 81 of SFAS No. 123(R).  We present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows and we reflect write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes as cash flows used by operating activities.

Costs Associated With Exit or Disposal Activities

We recognize liabilities for costs associated with exit or disposal activities when the liabilities are incurred and value the liabilities at fair value in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  One-time benefit payments are recognized as employees render service over future periods if the benefit arrangement requires employees to render future service beyond a minimum retention period.  We account for severance payments that are offered in accordance with an on-going benefit arrangement in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”  Under SFAS No. 112 costs associated with such ongoing benefit arrangements are recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
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

We recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  We recognize a valuation allowance against our deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized and we adjust the allowance for changes in our estimate of the portion of deferred tax assets that are more-likely-than-not to be realized.

We permanently reinvest undistributed profits from our international operations and therefore have not provided for incremental United States income taxes on such undistributed profits.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year.  Common shares that we hold as treasury stock are excluded from the computation of net income (loss) per share.  Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding.  Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method.  Our 1.125% Notes have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

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

Extraordinary Item

In Fiscal 2008 we recognized the proceeds from eminent domain proceedings as a gain in accordance with the provisions of FIN No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets” and have classified the gain as an extraordinary item in accordance with the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Impact of Recent Accounting Pronouncements

In September 2006 the FASB ratified the consensus of EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.”  EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and an employee.  EITF Issue 06-4 requires employers to recognize a liability for future benefits payable to the employee under such agreements.  The effect of applying the provisions of Issue No. 06-4 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

We adopted the provisions of EITF Issue 06-4 effective as of the beginning of Fiscal 2009 and recognized a cumulative-effect adjustment of $13,696,000, increasing our liability related to our split-dollar life insurance agreements with former executive employees and reducing the February 3, 2008 balance of retained earnings.  As of January 31, 2009 the liability related to our split-dollar life insurance agreements was $13,619,000.

In September 2006 the FASB ratified the consensus of EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4.”  EITF Issue 06-5 addresses the determination of the amount that could be realized under a life insurance contract in accordance with Technical Bulletin 85-4.  EITF Issue 06-5 requires a policyholder to consider any additional amounts included in the contractual terms of the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate-by-certificate in a group policy).  Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract.  The effect of applying the provisions of Issue No. 06-5 should be recognized either through a change in accounting principle by a cumulative-effect adjustment to equity or through the retrospective application to all prior periods.  We adopted the provisions of Issue No. 06-5 prospectively as of the beginning of Fiscal 2008.  Adoption of EITF Issue 06-5 did not have a material impact on our consolidated financial statements.

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

In February 2008 the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13.”  The FSP amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and certain related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  The scope exception of FSP FAS 157-1 does not apply to assets acquired or liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141(R) (see below), regardless of whether those assets and liabilities are related to leases.  The scope exception also does not apply to fair value measurements required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,” or FASB Interpretation No. 21, “Accounting for Leases in a Business Combination.”  FSP FAS 157-1 was effective on the initial adoption of SFAS No. 157.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not currently recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2009 (see “NOTE 20.  FAIR VALUE MEASUREMENTS” below).  For assets included within the scope of FSP FAS No. 157-2 (such as goodwill, intangible assets, and fixed assets related to evaluation of potential impairment), we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2010.   Adoption of SFAS No. 157 did not have an impact on our consolidated financial statements and we do not expect that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

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

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired and liabilities assumed by an acquirer in a business combination.  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We will be required to adopt the provisions of SFAS No. 141(R) and SFAS No. 160 prospectively effective as of the beginning of Fiscal 2010.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

In February 2008 the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP FAS 140-3 provides implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  However, if certain criteria specified in FSP FAS 140-3 are met, the initial transfer and repurchase financing may be evaluated separately and not as a linked transaction under SFAS No. 140.  The provisions of FSP FAS No. 140-3 will be effective prospectively as of the beginning of Fiscal 2010.  We do not expect that the adoption of FSP FAS No. 140-3 will have a material effect on our financial position or results of operations.

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

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  Under FSP APB 14-1, cash-settled convertible securities will be separated into their debt and equity components.  The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital.  The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

FSP APB 14-1 is to be applied retrospectively to all past periods presented, and will apply to our 1.125% Senior Convertible Notes due May 2014.  We will be required to adopt the provisions of FSP APB 14-1 as of the beginning of Fiscal 2010.  As compared to our current accounting for the 1.125% Notes, adoption of the proposal will initially reduce long-term debt and increase stockholders’ equity by approximately $90,000,000 – $100,000,000.  The non-cash accretion of the discount component will increase interest expense and long-term debt annually.  The estimated pre-tax accretion to interest expense and increase to long-term debt is approximately $7,000,000 – $9,000,000 for Fiscal 2008, $10,000,000 – $12,000,000 for Fiscal 2009, and $11,000,000 – $13,000,000 for Fiscal 2010.  Adoption of the FSP will not affect our cash flows.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

In June 2008 the FASB ratified the consensus of EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF Issue 07-5 addresses the scope exception in paragraph 11(a) of SFAS No. 133 that specifies that a contract that is both indexed to its own stock and classified in stockholders’ equity is not a derivative under SFAS No. 133.  The objective of EITF Issue 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

We will be required to adopt the provisions of EITF Issue 07-5 as of the beginning of Fiscal 2010.  The effect of applying the provisions of Issue No. 07-5 should be recognized through a change in accounting principle by a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption.  We do not expect that the adoption of EITF Issue 07-5 will have a material effect on our financial position or results of operations.

In December 2008 the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP requires additional disclosures about transfers of financial assets and involvement with variable interest entities.  The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable interest entity (“VIE”) or qualifying special purpose entity (“QSPE”).  The specified disclosures focus on continuing involvement with transferred financial assets, including involvement related to securitizations or asset-backed financing arrangements, and on an entity’s involvement with VIEs.  We adopted the provisions of FSP FAS 140-4 and Fin 46(R)-8 as of Fiscal 2009 (see “NOTE 17.  ASSET SECURITIZATION” below).

NOTE 2.  DISCONTINUED OPERATIONS

On April 25, 2008 we began to explore a broad range of operating and strategic alternatives for our Crosstown Traders non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  The Crosstown Traders apparel catalog operations met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as held for sale.  Accordingly, the assets, liabilities, and results of operations of the Crosstown Traders apparel catalogs have been reported as discontinued operations in our consolidated statements of operations and balance sheets for all periods presented.

On August 25, 2008 we announced that we had entered into a definitive agreement to sell the Crosstown Traders non-core misses apparel catalogs to an affiliate of Orchard Brands, a portfolio company owned by Golden Gate Capital, for a cash purchase price of approximately $35,000,000.  The sale was completed on September 18, 2008.  Crosstown Traders’ apparel catalog operations and cash flows have been eliminated from our financial statements as of the date of sale and we will not have any significant involvement in the operations after the sale.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

As part of the definitive agreement we retained certain components of the infrastructure of the Crosstown Traders apparel catalogs.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  These services are to be provided for specified time periods ranging up to one year from the date of the agreement, depending on the services provided.  In addition, an affiliate of Orchard Brands agreed to provide certain transitional services to us, including distribution and call center services, for specified time periods ranging up to one year from the date of the agreement.  Subsequent to the transitional period we will be responsible for the remaining lease liabilities for the retained facilities.  We will discontinue using the fixed assets related to the retained facilities after the transitional period.  Accordingly, we will fully depreciate these fixed assets over the transitional services period.

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

During Fiscal 2009 we recognized an aggregate pre-tax loss on disposition of $46,736,000 and a pre-tax loss from discontinued operations of $28,186,000.  During Fiscal 2009 we also recorded a valuation allowance against our net deferred tax assets (see “NOTE 7. INCOME TAXES” below) for the discontinued operations. We received net proceeds from the disposition of $34,440,000 and recognized a liability of $7,700,000 for the fair value of certain transitional services to be provided to the buyer at no cost.  This liability is being amortized to continuing operations over the one-year term of the transitional services agreement.  As of January 31, 2009 the liability was $4,800,000.  In addition, we recognized $2,500,000 for costs to sell the Crosstown Traders apparel catalog business.

During the fourth quarter of Fiscal 2008 we performed our annual impairment review and determined that the carrying value of our Crosstown Traders apparel-related goodwill and certain trademarks exceeded the estimated fair values of those assets.  Accordingly, we recognized impairment charges of $68,654,000 related to the Crosstown Traders apparel-related goodwill and $7,086,000 (net of an income tax benefit of $4,307,000) related to the trademarks during Fiscal 2008.  These impairment charges are included in the loss from discontinued operations in the Fiscal 2008 consolidated statement of operations and comprehensive income.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Summarized results from discontinued operations were as follows:

	Year Ended
	January 31,		February 2,		February 3,
(In thousands)	2009(1)		2008		2007

Net sales	$155,811		$287,491		$315,672

Income/(loss) from discontinued operations	$(74,922	)(2)	$(95,280	)(4)	$10,325
Income tax (benefit)/provision	0	(3)	(10,241)		3,361
Income/(loss) from discontinued operations,
net of income tax benefit	$(74,922)		$(85,039)		$6,964
____________________

(1) Through September 18, 2008 (the date of sale).

(2) Includes $28,186,000 of losses from operations and a $46,736,000 loss on disposition.

(3)     During Fiscal 2009 we established a valuation allowance against our deferred tax assets (see “NOTE 7. INCOME TAXES” below). As a result of the valuation allowance we did not recognize an income tax benefit for the Fiscal 2009 loss from discontinued operations.

(4) Includes impairment of goodwill and trademarks of $80,047 and losses from operations of $15,233.

Current assets and liabilities of discontinued operations as of September 18, 2008 (the date of sale) and February 2, 2008 were as follows:

	September 18,	February 2,
(In thousands)	2008	2008

Current assets:
Merchandise inventories	$50,855	$61,303
Deferred advertising and other, net	13,594	14,995
Intangible assets	44,758	45,397
Current assets of discontinued operations	$109,207	$121,695

Current liabilities:
Accounts payable	$6,300	$10,492
Accrued expenses	13,111	17,981
Deferred taxes	18,820	17,458
Current liabilities of discontinued operations	$38,231	$45,931

On August 25, 2008 we also announced that we entered into an agreement to sell the misses apparel catalog credit card receivables that were directly related to the catalog titles sold and on December 31, 2008 we completed the sale of the receivables (see “NOTE 17.  ASSET SECURITIZATION” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

		Estimated
(In thousands)	Cost	Fair Value

January 31, 2009
U.S. Treasury Bills	$5,990	$5,998
Other	400	400
	$6,390	$6,398
February 2, 2008
U.S. Treasury Bills	$12,929	$12,964
Other	400	400
	$13,329	$13,364

During Fiscal 2009, Fiscal 2008 and Fiscal 2007 there were no realized gains or losses on available-for-sale securities.  The contractual maturities of available-for-sale securities at January 31, 2009 were one year or less.

NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

(In thousands)	2009	2008

Due from customers	$39,318	$39,797
Allowance for doubtful accounts	(6,018)	(6,262)
Net accounts receivable	$33,300	$33,535

Details of the allowance for doubtful accounts are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Beginning balance	$(6,262)	$(5,083)	$(6,588)
Provision for doubtful accounts	(6,145)	(6,327)	(4,924)
Collections of accounts previously written off	(833)	(994)	(1,274)
Accounts written off	7,222	6,142	7,703
Ending balance	$(6,018)	$(6,262)	$(5,083)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

	Lives
(Dollars in thousands)	(Years)	2009	2008

Land		$5,829	$5,829
Buildings and improvements	10 to 40	72,532	79,805
Store fixtures	5 to 10	160,881	185,934
Equipment	3 to 10	288,387	276,381
Equipment acquired under capital leases	7	60,928	57,215
Leasehold improvements	10(1)	488,160	500,324
Construction in progress	–	255	12,071
Total at cost		1,076,972	1,117,559
Less:Accumulated depreciation and amortization		654,421	622,832
Accumulated amortization of capital lease assets		39,375	35,578
Total accumulated depreciation and amortization		693,796	658,410
Net property, equipment, and leasehold improvements		$383,176	$459,149
____________________

(1) Or the life of the lease, if shorter.

NOTE 6.  INTANGIBLE ASSETS AND GOODWILL

Our intangible assets are as follows:

	Life
(Dollars in thousands)	(Years)	2009	2008

Trademarks, tradenames, and Internet domain names		$187,132	$188,608
Customer relationships	4	2,872	2,872
Total at cost		190,004	191,480
Less accumulated amortization of customer relationships		2,639	1,918
Net trademarks and other intangible assets		$187,365	$189,562

Total annual amortization of other intangible assets was $721,000 in Fiscal 2009, Fiscal 2008, and Fiscal 2007.  Estimated amortization of intangible assets for the next five fiscal years is: Fiscal 2010 – $233,000; thereafter – $0.

During Fiscal 2009 we recognized a non-cash impairment charge of $1,476,000 as a result of our plans to discontinue the use of certain acquired trademarks and tradenames.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Our goodwill by reportable business segment is as follows:

	January 31,	February 2,
(In thousands)	2009	2008

Retail Stores:
LANE BRYANT	$23,436	$23,436
CATHERINES	0	43,230
	$23,436	$66,666

During Fiscal 2009 we recognized goodwill impairment charges of $43,230,000 related to the CATHERINES goodwill.  During Fiscal 2008 we recognized goodwill impairment charges of $18,172,000 related to our FIGI’S catalog business.

NOTE 7.  INCOME TAXES

Income/(loss) from continuing operations before income taxes and extraordinary item:

(In thousands)	2009	2008	2007

Domestic	$(194,426)	$(667)	$143,700
Foreign	11,252	15,239	12,098
	$(183,174)	$14,572	$155,798

Income tax (benefit)/provision for continuing operations:

(In thousands)	2009	2008	2007

Current:
Federal	$(33,800)	$2,538	$34,603
State	3,277	4,979	4,899
Foreign	1,426	2,092	1,649
	(29,097)	9,609	41,151
Deferred:
Federal	16,052	3,546	13,012
State	(840)	703	(324)
	15,212	4,249	12,688
	$(13,885)	$13,858	$53,839

Income tax payments/(refunds), net were ($23,023,000) for Fiscal 2009, ($11,103,000) for Fiscal 2008, and $72,559,000 for Fiscal 2007.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Reconciliation of the statutory Federal income tax rate to the effective tax rate:

	2009	2008(1)	2007

Statutory Federal income tax rate	(35.0)%	35.0%	35.0%
State income tax, net of Federal income tax	0.0	34.5	2.9
Foreign income	(1.4)	(22.2)	(1.6)
Employee benefits	(0.7)	(7.1)	(0.4)
Impairment of goodwill	8.3	43.6	0.0
Charitable contributions	(0.1)	(1.1)	(0.1)
Valuation allowance	21.0	0.0	0.0
Other, net	0.3	12.4	(1.2)
Effective tax rate	(7.6)%	95.1%	34.6%
____________________

(1) Percentages are based on a low pre-tax income from continuing operations and are not necessarily comparable to other fiscal years.

Components of deferred tax assets and liabilities:

	January 31,	February 2,
(In thousands)	2009	2008

Deferred tax assets
Tax credit and net operating loss carryforwards	$42,245	$14,399
Prepaid and accrued expenses	7,924	0
Inventory	2,954	831
Deferred compensation	12,233	18,026
Property, equipment, and leasehold improvements	7,115	0
Accrued restructuring expense	5,368	0
Deferred rent	0	6,752
Other	13,570	12,102
Total deferred tax assets	91,409	52,110

Deferred tax liabilities
Property, equipment, and leasehold improvements	0	(14,166)
Accounts receivable	(3,583)	(6,098)
Prepaid and accrued expenses	0	(3,337)
Goodwill and intangible assets	(43,026)	(39,329)
Deferred rent	(4,255)	0
Credit card late fees	(22,070)	(17,436)
Total deferred tax liabilities	(72,934)	(80,366)

Valuation allowance	(61,233)	0

Net deferred tax liability	$(42,758)	$(28,256)

The Fiscal 2009 total net deferred tax liability is presented on the consolidated balance sheet as a current asset of $4,066,000 and a long-term liability of $46,824,000.  The Fiscal 2008 total net deferred tax liability is presented on the consolidated balance sheet as a current asset of $9,686,000 and a long-term liability of $37,942,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

During Fiscal 2009 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we recognized a non-cash provision of $38,551,000 in continuing operations and $18,861,000 in discontinued operations to establish a valuation allowance against our net deferred tax assets.  Pursuant to SFAS No. 109, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

The above valuation allowance includes $3,821,000 which was recorded as an offset to additional paid-in capital as a reserve against the Fiscal 2009 tax benefit we recognized related to the call options that were entered into concurrent with the issuance of our 1.125% Senior Convertible Notes.  This tax benefit will be credited to additional paid-in capital upon realization of the related net operating loss carryforward.

We have U.S. Federal net operating loss carryforwards of $83,498,000 and state net operating loss carryforwards of $42,102,000 that are available to offset future U.S. Federal and state taxable income.  The U.S. Federal net operating loss has a twenty-year carryforward period and will expire in 2030.  The state net operating losses have carryforward periods of five to twenty years and will expire at various dates and in varying amounts as follows:  $10,709,000 in 2015, $19,758,000 between 2020 and 2025, and $11,635,000 in 2030.  There are other state net operating losses not included in the above amounts that have not been valued as a result of our certainty that they will not be realized in the future.

Income tax receivables, including net operating loss carrybacks for Fiscal 2009, amended return receivables, and prepaid income taxes, of $47,303,000 as of January 31, 2009 and $38,586,000 as of February 2, 2008 are included in “prepayments and other” on our consolidated balance sheets.

We adopted the provisions of FIN No. 48 effective as of February 4, 2007.  In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $4,998,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

Reconciliation of the change in our liability for unrecognized tax benefits:

	Year Ended
	January 31,	February 2,
(In thousands)	2009	2008

Gross unrecognized tax benefits, beginning of year	$26,004	$22,474
Additions for tax positions related to prior years	3,861	3,610
Additions for tax positions related to current year	1,040	492
Reductions resulting from lapse of applicable statute of limitations	(1,403)	(545)
Settlements	(323)	(27)
Gross unrecognized tax benefits, end of year	$29,179	$26,004

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The portion of the liability for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income was $18,847,000 as of January 31, 2009 and $18,179,000 as of February 2, 2008.

A substantial portion of the “other” deferred tax assets represents deferred tax assets related to FIN No. 48.

Reconciliation of accrued interest and penalties:

	Year Ended
	January 31,	February 2,
(In thousands)	2009	2008

Accrued interest and penalties, beginning of year	$12,575	$9,488
Interest and penalties recognized during year	156	3,087
Accrued interest and penalties, end of year	$12,731	$12,575

Our liabilities for unrecognized tax benefits and accrued interest and penalties are included in “other non-current liabilities on our consolidated balance sheets.

As of January 31, 2009 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $1,261,000 due to resolutions of audits related to U.S. Federal and state tax positions.

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

NOTE 8.  LONG-TERM DEBT

(In thousands)	2009	2008

1.125% Senior Convertible Notes due May 2014	$275,000	$275,000
Capital lease obligations	14,041	13,698
6.07% mortgage note, due October 2014	10,419	11,078
6.53% mortgage note, due November 2012	5,250	6,650
7.77% mortgage note due December 2011	7,249	7,897
Other long-term debt	422	673
Total long-term debt	312,381	314,996
Less current portion	6,746	8,827
	$305,635	$306,169

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000.  The underwriting fees, as well as additional transaction costs of $813,000 incurred in connection with the issuance of the 1.125% Notes, are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the life of the notes (seven years).

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

In addition, upon a change in control, liquidation, dissolution, or de-listing of our common stock before maturity of the 1.125% Notes (each of which would constitute a “Fundamental Change” as defined in the Indenture), we may be required to repurchase for cash all or a portion of the 1.125% Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, up to but excluding the date of purchase.  As of January 31, 2009 none of the conditions allowing holders of the 1.125% Notes to convert or to require us to repurchase the 1/125% Notes had been met.

We accounted for the issuance of the 1.125% Notes in accordance with the guidance in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Accordingly, we have recorded the 1.125% Notes as long-term debt in our condensed consolidated balance sheet as of January 31, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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

The call options and warrants are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price of the notes to $21.607 per share, representing a 73% conversion premium over the closing price of $12.49 per share for our common stock on April 30, 2007.

Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” provides that contracts issued or held by an entity that are both indexed to the entity’s own common stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments under SFAS No. 133 if the provisions of EITF Issue 00-19 are met.

We accounted for the call options and warrants in accordance with the guidance in EITF Issue 00-19.  The call options and warrants meet the requirements of EITF Issue 00-19 to be accounted for as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheets.  We used a portion of the net proceeds from the 1.125% Notes to pay the $36,520,000 net cost of the call options and warrants.

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
YEAR ENDED JANUARY 31, 2009
(Continued)

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  We will be required to adopt the provisions of FSP APB 14-1 retrospectively as of the beginning of Fiscal 2010.  In June 2008 the FASB ratified the consensus of EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,”  We will be required to adopt the provisions of EITF Issue 07-5 as of the beginning of Fiscal 2010. See “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Impact of Recent Accounting Pronouncements” above for further information on these pronouncements.

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

Our revolving credit facility agreement provides for a facility with a maximum availability of $375,000,000, subject to certain limitations as defined in the facility agreement, and provides that up to $300,000,000 of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500,000,000.  The agreement expires on July 28, 2010.  As of January 31, 2009 we had an aggregate total of $1,263,000 of unamortized deferred debt acquisition costs related to the facility that are being amortized on a straight-line basis over the life of the amended facility agreement as interest expense.  As of January 31, 2009 no cash borrowings were outstanding, and $235,000 of documentary letters of credit and $15,661,000 of issued but undrawn standby letters of credit were outstanding under the credit facility.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  In addition, the facility agreement provides that if “Excess Availability” falls below 10% of the “Borrowing Base,” through high levels of borrowing or letter of credit issuance for example, we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (terms in quotation marks in this paragraph and the following paragraph are defined in the facility agreement).  The facility is secured by our general assets, except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  As of January 31, 2009 the “Excess Availability” under the facility was $205,825,000, or 92.9% of the “Borrowing Base.”  As of January 31, 2009, we were not in violation of any of the covenants included in the facility.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The interest rate on borrowings under the facility is Prime for Prime Rate Loans and LIBOR as adjusted for the “Reserve Percentage” plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of January 31, 2009 the applicable rates under the facility were 3.25% for Prime Rate Loans and 1.66% (LIBOR plus 1.25%) for Eurodollar Rate Loans.

During Fiscal 2009 we acquired $5,959,000 and during Fiscal 2008 we acquired $8,047,000 of distribution center, technology, and office equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 72 months and contain a bargain purchase option.  As of January 31, 2009 the imputed interest rates on our outstanding capital leases ranged from 2.28% to 6.57%.

Repayment of the 6.07% mortgage note is based on a 15-year amortization schedule, with 119 monthly installments of principal and interest of $110,000 and a balloon payment of $5,923,000 in October 2014.  The note may be prepaid upon the payment of a premium or, upon certain other events, without the payment of a premium.  The note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility.  The proceeds from this borrowing were used to repay the scheduled maturities of other debt and for other general corporate purposes.

The 6.53% mortgage note has a ten-year term with 120 monthly installments of principal of $117,000 plus interest.  The note is secured by a mortgage on land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland.  The net proceeds from this borrowing were used to finance a substantial portion of the acquisition of the White Marsh facility.

The 7.77% mortgage note has a ten-year term with 119 monthly installments of principal and interest of $103,000 and a balloon payment of $5,220,000 in December 2011.  The note is secured by a mortgage on land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases we own or rents we receive, if any, from tenants of the Bensalem facility.

We made interest payments of $6,828,000 during Fiscal 2009, $8,881,000 during Fiscal 2008, and $12,752,000 during Fiscal 2007, and did not capitalize any interest expense during these three fiscal years.

Aggregate maturities of long-term debt during the next five fiscal years are as follows:

(In thousands)	2010	2011	2012	2013	2014

Capital lease obligations	$3,687	$3,462	$3,569	$2,206	$1,118
Mortgage notes	2,801	2,901	7,984	1,893	896
Other long-term debt	258	120	15	16	275,013
	$6,746	$6,483	$11,568	$4,115	$277,027

Minimum lease payments under capital leases for the next five fiscal years are:  2010 – $4,367,000; 2011 – $3,961,000; 2012 – $3,882,000; 2013 – $2,343,000; 2014 – $1,150,000; and thereafter – $0.  Included in these minimum lease payments is aggregate imputed interest of $1,661,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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

From Fiscal 1998 through Fiscal 2003 we repurchased an aggregate total of 21,370,993 shares of common stock under these programs, which included shares purchased on the open market as well as the 6,350,662 shares repurchased from Limited Brands.  During Fiscal 2008 we repurchased an aggregate total of 3,480,108 shares for $21,523,000 and during Fiscal 2009 we repurchased an aggregate total of 1,499,561 shares for $8,334,000 under these programs.  As of January 31, 2009 no shares remain available for repurchase under these programs.

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

In November 2007 we announced that our Board of Directors authorized a new $200,000,000 share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  This repurchase program has no expiration date.  During Fiscal 2009 we repurchased an aggregate total of 505,406 shares of common stock for $2,635,000 under this program.  As of January 31, 2009, $197,365,000 was available for future repurchases under this program.

As of January 31, 2009 we held an aggregate total of 38,482,213 treasury shares with an aggregate cost of $347,730,000.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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
YEAR ENDED JANUARY 31, 2009
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Additional information related to our 2004 Plan is as follows:

	2009	2008	2007

Restricted stock awards/RSUs granted	824,879	1,035,422	926,346
Weighted average market price at date of grant	$5.05	$11.98	$13.21
Stock awards/RSUs vested with issuance deferred	0	240,979	305,250
Shares issued under stock awards/RSUs	601,005	64,196	17,312
Cancellations of stock awards/RSUs	938,333	720,795	11,131
Restricted awards/RSUs outstanding at year-end	1,086,192	1,800,651	1,791,199
SARs exercisable at year-end	231,660	–	–

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

During Fiscal 2007 the plan provided for a one-time RSA to a newly elected or appointed non-employee director of 10,000 shares of common stock vesting over three years and annual grants of options for 7,500 shares of common stock and 7,500 RSUs vesting in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders.  During Fiscal 2008 we amended the plan to eliminate the one-time RSA to a newly elected or appointed non-employee director and to grant annual RSUs for a number of shares equivalent to $135,000 of aggregate market value on the date of grant to each non-employee director serving at the date of our Annual Meeting of Shareholders instead of the two 7,500-share awards.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Additional information related to our 2003 Plan is as follows:

	2009	2008	2007

One-time restricted stock awards granted	0	0	10,000
Weighted average market price at date of grant	–	–	$13.84
RSUs granted	33,000	80,703	61,233
Weighted average market price at date of grant	$4.58	$11.71	$11.33
Shares issued under stock awards/RSUs	58,920	24,999	8,482
RSUs vested with issuance deferred	46,116	42,536	37,500
Cancellations of restricted stock awards/RSUs	0	9,131	0
Restricted awards/RSUs outstanding at year-end	15,334	87,370	83,333
Options exercisable at year-end	331,158	341,587	283,140

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

Additional information related to our 2000 Plan is as follows:

	2009	2008	2007

Shares issued under stock awards	123,630	158,420	57,815
Cancellations of restricted stock awards	15,900	17,990	91,950
Restricted awards outstanding at year-end	58,560	198,090	374,500
Options exercisable at year-end	528,720	659,759	750,857

1999 Associates’ Stock Incentive Plan

The 1999 Plan, adopted by our Board of Directors in February 1999, provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock.  The exercise price of such options could not be less than the fair market value on the date of grant.  The maximum term of options issued under the plan is ten years.  Options exercisable under this plan were 62,900 as of January 31, 2009, 92,500 as of February 2, 2008, and 96,095 as of February 3, 2007.

As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 2000 Plan or the 1999 Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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

Additional information related to our 1993 Plan is as follows:

	2009	2008	2007

Shares issued under stock awards	200,850	160,060	160,960
Stock awards vested with issuance deferred	0	0	0
Cancellations of restricted stock awards	2,000	0	0
Restricted awards outstanding at year-end	73,440	276,290	436,350
Options exercisable at year-end	498,640	724,640	932,540

1988 Key Employee Stock Option Plan

Our 1988 Key Employee Stock Option Plan (the “1998 Plan”) provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock.  The exercise price of options granted under this plan is $1.00 per share.  Options exercisable under this plan were 20,984 as of January 31, 2009, 16,028 as of February 2, 2008, and 14,032 as of February 3, 2007.

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time.  Service-based awards issued under the 2004 plan generally vest over 4 to 5 years.  Vesting of performance-based awards under the 2004 plan is generally based on attaining a specified level of “free cash flows” or “EBITDA” (as defined in the agreement) over a 2-3-year period and vesting occurs at the end of that period.  Under the 2003 Plan, shares issued and options granted are subject to forfeiture if the individual does not remain a Director of the Company for a specified period of time except, under certain circumstances, in the case of retirement or voluntary termination.  Awards currently being issued under the 2003 Plan generally vest on June 1 of the following year.  Options issued under the 1988 Plan are service-based and generally vest over 5 years.

As of January 31, 2009 the following shares were available for grant under our various stock plans: 2004 Plan – 4,828,092 shares; 2003 Plan – 100,397 shares; and 1988 Plan – 106,860 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The table below summarizes option/SARs activity in the above stock-based compensation plans:

		Average
	Option	Option	Option Prices
	Shares	Price	Per Share

Outstanding at January 28, 2006	3,672,108	$5.819	$1.00	–	$12.48
Granted – option price equal to market price	61,233	11.332	11.28	–	13.84
Granted – option price less than market price	31,600	1.000	1.00	–	1.00
Canceled/forfeited	(10,571)	1.502	1.00	–	6.65
Exercised	(1,536,580)	5.965	1.00	–	9.10
Outstanding at February 3, 2007	2,217,790	5.822	1.00	–	13.84
Granted – option price less than market price	18,000	1.000	1.00	–	1.00
Canceled/forfeited	(36,796)	5.724	1.00	–	11.28
Exercised	(304,120)	4.741	1.00	–	8.46
Outstanding at February 2, 2008	1,894,874	5.952	1.00	–	13.84
Granted – option price equal to market price	3,475,674	4.569	1.13	–	5.64
Granted – option price less than market price	14,000	1.000	1.00	–	1.00
Canceled/forfeited	(1,857,665)	5.097	1.00	–	12.48
Exercised	(234,498)	4.016	1.00	–	5.47
Outstanding at January 31, 2009	3,292,385	$5.091	$1.00	–	$13.84

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options/SARs outstanding and options/SARs exercisable as of January 31, 2009 for the ranges of exercise prices shown:

			Weighted
		Weighted	Average
		Average	Remaining
	Option	Option	Life
Ranges of Option Prices	Shares	Price	(Years)

$0.00 – $1.00:
Options outstanding	65,545	$1.000	2.2
Options exercisable	20,984	1.000
$1.01 – $5.00:
Options outstanding	1,819,572	$4.022	5.7
Options exercisable	436,160	4.434
$5.01 – $10.00:
Options outstanding	1,353,535	$6.479	2.6
Options exercisable	1,163,185	6.690
$10.01 – $13.84:
Options outstanding	53,733	$11.339	7.4
Options exercisable	53,733	11.339

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The table below summarizes certain additional information with respect to our options, SARs and awards:

(In thousands)	2009	2008

Aggregate intrinsic value of options/SARs outstanding at year-end(1)	$0	$1,777
Aggregate intrinsic value of options/SARs exercisable at year-end(1)	0	1,422
Aggregate market value of unvested stock awards at year-end	1,341	16,711

Aggregate intrinsic value of options/SARs exercised during the year(2)	358	1,014
Aggregate market value of stock awards vested during the year	5,140	6,755
____________________

(1) Aggregate market value at year-end less aggregate exercise price.

(2) Aggregate market value on date of exercise less aggregate exercise price.

The weighted average grant date fair values for options and SARs granted under the above plans, using the Black-Scholes model and assumptions described in “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” above, are as follows:

	2009	2008	2007

Exercise price equal to market price	$2.39	$–	$5.41
Exercise price less than market price	4.86	11.95	13.06

Employee Stock Purchase Plan

Our 1994 Employee Stock Purchase Plan permits employees to purchase shares of our common stock during quarterly offering periods at a price equal to 85% of the lower of the stock’s market price on the first day of, or the fifth business day after the end of, the offering period.  Employees purchase shares through accumulation of payroll deductions of up to 10% of the employee’s compensation during each offering period.  An aggregate total of 2,000,000 shares are reserved for grant under this plan.  Shares purchased under this plan were 212,430 during Fiscal 2009, 139,910 during Fiscal 2008, and 79,522 during Fiscal 2007.  The weighted average grant date market value for shares purchased during the year was $4.99 for Fiscal 2009, $10.14 for Fiscal 2008, and $13.15 for Fiscal 2007.  At January 31, 2009, 804,328 shares were available for future purchases under this plan.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Our FASHION BUG brand offers a customer loyalty card program that we operate under our FASHION BUG proprietary credit card program.  Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee.  Through Fiscal 2007 this program also provided customers with the option to cancel their membership within 90 days, entitling them to a full refund of their annual fee.  Additionally, after 90 days customers that cancelled their memberships were entitled to a pro rata fee refund based on the number of months remaining on the annual membership.  Accordingly, we recognized 25% of the annual membership fee as revenue after 90 days, with the remaining fee recognized on a pro rata basis over nine months.  Effective February 22, 2007 this program was changed to provide customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee.  We recognized revenues of $11,957,000 during Fiscal 2009, $12,837,000 during Fiscal 2008, and $10,634,000 during Fiscal 2007 in connection with this program. The FASHION BUG brand also offers a loyalty card program that does not charge membership fees.

Our CATHERINES brand also offers a loyalty card program.  We recognized revenues of $8,957,000 during Fiscal 2009, $8,980,000 during Fiscal 2008, and $8,499,000 during Fiscal 2007 in connection with this program.

During the third quarter of Fiscal 2008 we began offering a loyalty program in connection with the issuance of our LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.

We accrued $3,597,000 as of the end of Fiscal 2009, $2,000,000 as of the end of Fiscal 2008, and $1,050,000 as of the end of Fiscal 2007 for the estimated costs of discounts earned and coupons issued and not redeemed in connection with our various loyalty card programs.

NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS

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

Due to our current-year operating results and the impact of the current economic environment on the retail industry, during the third quarter of Fiscal 2009 we identified, in accordance with SFAS No. 144, 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During the fourth quarter of Fiscal 2009, with the continued deterioration in the economic environment and our operating results, we identified 152 additional stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate non-cash impairment charge of $36,792,000 to write down the long-lived assets at these stores to their respective fair values.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Our intangible assets, consisting primarily of goodwill and trademarks, tradenames, and internet domain names, resulting from business acquisitions, are carried at cost.  Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.  We test our goodwill and our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  We test goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment.  We perform our annual impairment analysis during the fourth quarter of our fiscal year because our fourth quarter operating results are significant to us and are an integral part of our analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.

The performance of the impairment test for goodwill involves a two-step process.  The first step of the test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We determine the fair value of our reporting units using principally an income approach to valuation, which uses a discounted cash flow method to estimate the fair value of the reporting unit.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Our identifiable intangible assets consist primarily of trademarks.  These intangible assets arise primarily from the allocation of the purchase price of businesses acquired to identifiable intangible assets based on their respective fair market values at the date of acquisition.  Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates.

Consistent with the methodology used to initially establish and record the fair value of the trademarks, we apply the “relief-from-royalty” method of the income approach in measuring the fair value of our tradenames for impairment testing.  Under this method it is assumed that a company, without the rights to the trade names, would license the right to utilize them for business purposes.  The fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset.

As a result of the significant decrease in the market value of our common stock during the third quarter of Fiscal 2009 and the impact of the current economic environment on our operating results we performed a review of our goodwill and other intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142 for possible impairment.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the third quarter of Fiscal 2009.

During the fourth quarter of Fiscal 2009 we performed our annual goodwill impairment test for each of our reporting units that have recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on our annual impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43,230,000 related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1,476,000 for such indefinite-lived intangible assets during the fourth quarter of Fiscal 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

During the fourth quarter of Fiscal 2008 we performed our annual impairment review and determined that the carrying value of our FIGI’S goodwill exceeded the implied or estimated fair values of those assets.  Accordingly, we recognized a pre-tax impairment charge of $18,172,000 related to FIGI’S goodwill.  During the fourth quarter of Fiscal 2007we conducted our annual evaluation of goodwill and other indefinite-lived intangible assets and determined that there was no impairment of these assets.

During the fourth quarter of Fiscal 2008 we identified 157 under-performing stores to be closed.  As a result of the decision to close these under-performing stores, 136 of the 157 stores identified were determined to be impaired, which resulted in the recognition of a non-cash charge of $9,025,000 to write down these stores to their respective fair values.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

NOTE 14.  RESTRUCTURING AND OTHER CHARGES

The following tables summarize our restructuring and other costs:

				Total
	Costs	Costs Incurred	Estimated	Estimated/
	Incurred	for Fiscal Year	Remaining	Actual
	as of	Ended	Costs	Costs as of
	February 2,	January 31,	to be	January 31,
(In thousands)	2008	2009	Incurred	2009

Fiscal 2008 Announcements
Relocation of CATHERINES operations:
Severance and retention costs	$1,696	$383	$0	$2,079
Non-cash write down and accelerated
depreciation	2,299	1,509	0	3,808
Relocation and other charges	241	925	0	1,166

Closing of under-performing and PETITE SOPHISTICATE full line stores:
Non-cash accelerated depreciation	0	691	0	691
Store lease termination charges	0	6,909	740	7,649

Severance and retention costs related to the elimination of positions	1,096	148	0	1,244

Fiscal 2009 Announcements
Severance for departure of former CEO	0	9,446	142	9,588

Shutdown of LANE BRYANT WOMAN catalog:
Severance and retention costs	0	1,557	639	2,196
Non-cash accelerated depreciation	0	934	936	1,870

Severance and retention costs related to the elimination of positions	0	3,873	0	3,873

Non-core misses apparel assets:
Non-cash accelerated depreciation	0	2,968	3,398	6,366
Other costs	0	420	7,000	7,420

Transformational initiatives	0	2,563	5,223	7,786

figure magazine shutdown costs	0	819	0	819
Total	$5,332	$33,145	$18,078	$56,555

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

		Costs Incurred
	Accrued	for Fiscal Year		Accrued
	as of	Ended		as of
	February 2,	January 31,	Payments/	January 31,
(In thousands)	2008(1)	2009	Settlements	2009(1)

Fiscal 2008 Announcements
Relocation of CATHERINES operations:
Severance and retention costs	$1,696	$383	$2,079	$0
Relocation and other charges	0	925	925	0

Closing of under-performing and PETITE SOPHISTICATE full line stores:
Store lease termination charges	0	6,909	5,222	1,687

Severance and retention costs related to the elimination of positions	992	148	1,140	0

Fiscal 2009 Announcements
Severance for departure of former CEO	0	9,446	3,993	5,453

Shutdown of LANE BRYANT WOMAN Catalog:
Severance and retention costs	0	1,557	67	1,490

Severance and retention costs related to the elimination of positions	0	3,873	925	2,948

Non-core misses apparel assets:
Other costs	0	420	0	420

Transformational initiatives	0	2,563	1,184	1,379

figure magazine shutdown costs	0	819	0	819
Total	$2,688	$27,043	$15,535	$14,196
____________________

(1) Included in “Accrued expenses” in the accompanying consolidated balance sheets.
Relocation of CATHERINES Operations

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The accelerated depreciation represents the change in the estimated useful life of the Memphis facility and was recognized over the period from the inception of the plan to the closing date of the facility, which was during the first quarter of Fiscal 2009.  Severance and retention costs represent involuntary termination benefits for approximately 80 employees who did not relocate from the Memphis facility to our Bensalem headquarters.  Relocation costs represent costs to relocate approximately 30 employees from Memphis to our corporate headquarters in Bensalem, Pennsylvania.  The involuntary terminations and relocations were completed during the first quarter of Fiscal 2009.  The relocation of CATHERINES operations was completed in Fiscal 2009.

Fiscal 2008 Closing of Stores and Elimination of Positions

In February 2008 we announced additional initiatives and actions to streamline our business operations in order to focus on our core businesses and reduce selling, general, and administrative expenses and capital expenditures to improve cash flow in response to the impact that the current economic environment was having on our operating results.  These initiatives resulted in the following actions:

●	the elimination of approximately 150 corporate and field management positions;

●	a decrease in the capital budget for Fiscal 2009, primarily through a significant reduction in the number of planned store openings for Fiscal 2009;

●	the closing of approximately 150 under-performing stores; and

●	the closing of our full-line PETITE SOPHISTICATE stores.

As a result of the decision to close the under-performing and full-line PETITE SOPHISTICATE stores we recorded accelerated depreciation charges in Fiscal 2009.  Additionally, in Fiscal 2009 we recorded store lease termination charges related to the store closings.  As of January 31, 2009, we have completed the elimination of corporate and field positions and closed 100 of the identified under-performing stores, including our full-line PETITE SOPHISTICATE stores.  We expect to complete the under-performing store closing program by the first half of Fiscal 2010.

We incurred severance and retention costs for the elimination of approximately 150 corporate positions in Fiscal 2008 and Fiscal 2009.  The severance and retention related to the elimination of these positions were completed in Fiscal 2009.

Departure of Former CEO

As a result of the resignation of our former chief executive officer during the second quarter of Fiscal 2009 we recognized severance and related costs, including $2,532,000 related to accelerated stock compensation costs, in accordance with the employment agreement.  The liability as of January 31, 2009 represents the present value of the severance obligation which is scheduled to be paid over the next two years in accordance with her separation agreement.  Not withstanding the above, the payment of the severance obligation is dependent on the resolution of certain matters in dispute that are subject to pending arbitration.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Shutdown of LANE BRYANT WOMAN Catalog

During the third quarter of Fiscal 2009 we decided to discontinue our LANE BRYANT WOMAN catalog.  As a result of this decision we recognized a markdown allowance of $4,220,000 to properly state inventory at the lower of cost or market.  The markdown allowance is included in cost of goods sold, buying, catalog, and occupancy expenses in our Fiscal 2009 consolidated statement of operations and comprehensive income.  Additionally, we recognized severance and retention costs for the elimination of approximately 100 positions and non-cash accelerated depreciation related to fixed assets that we will cease to use after the closure of the catalog.  We expect to complete this shutdown of LANE BRYANT WOMAN catalog during the first half of Fiscal 2010.

Fiscal 2009 Elimination of Positions

In the Fiscal 2009 Third Quarter we announced a further workforce reduction of approximately 225 positions, which represent both terminations and elimination of open positions. Accordingly, we recognized severance costs related to the terminated employees.  We expect to complete the payment of severance for the terminated employees in Fiscal 2010.

Non-core Misses Apparel Assets

As part of the definitive agreement for the sale of the Crosstown Traders apparel catalogs (see “NOTE 2.  DISCONTINUED OPERATIONS” above), we retained certain components of the infrastructure of the Crosstown Traders apparel catalogs.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  Subsequent to the transitional period we will be responsible for the remaining lease liabilities for the retained facilities and will discontinue using the fixed assets related to the retained facilities.  Accordingly, we recognized non-cash accelerated deprecation related to the retained fixed assets over the transitional services period.  We expect to recognize a lease termination liability of approximately $7,000,000 in accordance with SFAS No. 146 at the end of the transitional service agreement in the Fiscal 2010 Third Quarter when we cease to use the retained leased facilities.

Transformational Costs

We began to execute on a new multi-year strategy in Fiscal 2009 with the assistance of experienced third-party retail consultants to ensure the viability of the Company and our brands, enhance our competitive position, and to improve our financial results over time.  The new strategy focuses on the following:

●	Refocus on our core retail brands.

●	Simplify the business by eliminating distractions and divesting non-core assets.

●	Substantially reduce operating expenses and streamline operations.

●	Maintain and protect our strong balance sheet and liquidity position.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Fiscal 2009 Closure of Under-performing Stores

In the Fiscal 2009 Fourth Quarter, we announced a new under-performing store closing program for approximately 100 stores.  As a result of the decision to close these under-performing stores we will incur non-cash accelerated depreciation related to the under-performing store closing program in Fiscal 2010. We expect to complete the under-performing store closing program by the first half of Fiscal 2011.

figure Magazine Shutdown Costs

In the Fiscal 2009 Fourth Quarter, we decided to shutdown our figure magazine operation.  As a result of this decision, we incurred contract termination costs in accordance with the terms of our third-party agreement.  We expect to complete the shutdown of the figure magazine in the second quarter of Fiscal 2010.

NOTE 15.  EMPLOYEE RETIREMENT BENEFIT PLANS

We provide a comprehensive retirement benefit program for our employees.  This program provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements.  Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.

The program also includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust.  The 401(k) plan includes a provision for a matching company contribution of 50% of the participant’s elective contribution on up to 6% of the participant’s compensation.  Participating employees are immediately vested in their own contributions.  Full vesting in the matching company contribution occurs on the earlier of the participant’s attainment of 5 years of service or upon retirement, death, or disability, as defined in the plan.  Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.  The total expense for the program was $3,243,000 for Fiscal 2009, $3,237,000 for Fiscal 2008, and $4,453,000 for Fiscal 2007.

We provide a non-qualified deferred compensation plan to officers and certain key executives.  Under this plan participants may contribute up to 77% of their base compensation and 100% of bonus compensation.  This plan includes a provision for a matching company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan.  The total expense for this plan was $1,512,000 for Fiscal 2009, $1,531,000 for Fiscal 2008, and $297,000 for Fiscal 2007.  The accrued liability for benefits under this plan were $12,112,000 as of January 31, 2009 and $39,232,000 as of February 2, 2008.  The decrease in the accrued liability from February 2, 2008 to January 31, 2009 was due to a combination of distributions under the plan and a decline in the market value of plan assets during the year.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Through December 31, 2008 we also provided a non-qualified defined contribution supplemental retirement plan for certain management and key executives.  Under this plan we contributed amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan.    The total expense for this plan was $2,960,000 for Fiscal 2009, $867,000 for Fiscal 2008, and $1,098,000 for Fiscal 2007.

Effective December 31, 2008 we discontinued the non-qualified defined contribution supplemental retirement plan and ceased making retirement credits to the plan.  In addition, we reduced the interest rate to be credited on participants’ accounts under the plan to 3.5% and participants’ accounts became fully vested.  Distribution of participant accounts occur over one-to-three years based on the account balance.    The accrued liability for benefits under this plan were $6,002,000 as of January 31, 2009 and $8,334,000 as of February 2, 2008.

NOTE 16.  NET INCOME/(LOSS) PER SHARE

(In thousands)	2009	2008	2007

Basic weighted average common shares outstanding	114,690	121,160	122,388
Dilutive effect of assumed conversion of 4.75%
Senior Convertible Notes(1)(2)	0	0	15,182
Dilutive effect of stock options, stock appreciation rights, and awards(2)	0	1,266	2,193
Diluted weighted average common shares and equivalents outstanding	114,690	122,426	139,763

Income/(loss) from continuing operations	$(169,289)	$714	$101,959
Decrease in interest expense from assumed conversion
of 4.75% Senior Convertible Notes, net of income taxes(1)(2)	0	0	4,514
Income/(loss) from continuing operations used to determine
diluted net income/(loss) per share	(169,289)	714	106,473
Income/(loss) from discontinued operations, net of income taxes
in 2008 and 2007	(74,922)	(85,039)	6,964
Extraordinary item, net of income taxes	0	912	0
Net income/(loss) used to determine diluted net income/(loss) per share	$(244,211)	$(83,413)	$113,437

Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:
Number of shares (thousands)	– (2)	77	1
Weighted average exercise price per share	– (2)	$9.27	$13.84
____________________

(1) The 4.75% Senior Convertible Notes were converted or redeemed on June 4, 2007 (see “NOTE 8. LONG-TERM DEBT” above).

(2)     The 4.75% Senior Convertible Notes are excluded from the computation of diluted net loss per share for 2008, and stock options, stock appreciation rights, and awards are excluded from the computation of diluted net loss per share for 2009, as their effect would have been anti-dilutive.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
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

Through Fiscal 2007 our Crosstown Traders apparel-related catalog credit card receivables, which we securitized subsequent to our Fiscal 2006 acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders.  Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a separate and distinct special-purpose entity.  On February 5, 2007, the Bank acquired the account relationships of the Crosstown Traders catalog credit cards and all subsequent new receivables were originations of the Bank.  This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program.

On August 25, 2008 we announced that we entered into an agreement to sell our misses apparel catalog credit card receivables in connection with the sale of the related Crosstown Traders catalog titles (see “NOTE 2.  DISCONTINUED OPERATIONS” above).  On December 31, 2008, we finalized the sale of the credit card receivables portfolio associated with the Crosstown Traders misses apparel catalogs to World Financial Network National Bank, a unit of Alliance Data Systems Corporation.  The portfolio was sold for a par value of $43,526,000.

The sale of the Crosstown Traders portfolio enabled us to pay off and terminate the related Series 2005-RPA conduit securitization facility that was dedicated to these receivables.  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds to us of $12,455,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

On November 14, 2008 we completed a $55,000,000 increase in the conduit capacity of our existing Series 2004-VFC facility, increasing the conduit to a capacity of $105,000,000.  In January 2009 we renewed our Series 2004-VFC conduit facility for one year.  Subsequent to the end of Fiscal 2009 we renewed our Series 1999-2 conduit facility for one year.

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

We record gains or losses on the securitization of our proprietary credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale.  Gains represent the present value of the estimated cash flows that we have retained over the estimated outstanding period of the receivables.  This excess cash flow essentially represents an I/O strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

During Fiscal 2009, Fiscal 2008, and Fiscal 2007 we recognized the following activity related to the I/O strip:

(In thousands)	2009	2008	2007

Value of the I/O strip at beginning of year	$23,259	$15,878	$15,061
Additions to the I/O strip	34,353	38,129	24,125
Amortization of the I/O strip	(38,347)	(30,643)	(24,608)
Valuation adjustments	33	(105)	1,300
Value of the I/O strip at end of year	$19,298	$23,259	$15,878

In addition, we recognized a servicing liability in Fiscal Years 2009, 2008, and 2007 because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables.  The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received and is recorded at its estimated fair value.  Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

During Fiscal 2009, Fiscal 2008, and Fiscal 2007 we recognized the following activity related to the servicing liability:

(In thousands)	2009	2008	2007

Value of the servicing liability at beginning of year	$3,038	$2,103	$2,297
Additions to the servicing liability	5,175	4,659	2,972
Amortization of the servicing liability	(5,167)	(3,724)	(3,166)
Value of the servicing liability at end of year	$3,046	$3,038	$2,103

We amortize the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which is generally less than one year.  We estimate the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.  The amortization of the servicing liability is included in selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income and the value of the servicing liability at the end of the year is included in accrued expenses on our consolidated balance sheets.

The impact of our securitization activity on our consolidated statements of operations and comprehensive income are as follows (all items are included in selling, general, and administrative expenses):

(In thousands)	2009	2008	2007

Gain on sale of receivables to the Trust	$34,353	$38,129	$24,125
Amortization of the I/O strip	(38,347)	(30,643)	(24,608)
Valuation adjustments of the I/O strip	33	(105)	1,300
Residual cash flow earned related to I/O interest(1)	104,750	84,085	73,899
Additions to the servicing liability	(5,175)	(4,659)	(2,972)
Amortization of the servicing liability	5,167	3,724	3,166
Decrease in selling, general, and administrative expenses	$100,781	$90,531	$74,910
____________________

(1) Includes servicing fees of $11,258 in 2009, $8,211 in 2008, and $6,981 in 2007.

The cash flow related to our sale of the receivables to the Trust, the activity related to amortization and valuation adjustments to the I/O Strip and servicing liability, and the activity related to the excess spread revenues are treated as operating cash flows.  These activities are included in net cash provided by operating activities on the consolidated statements of cash flows.  Our purchases and (sales) of certificates issued by the Trust are reported as investing cash flows and amounted to $(285,000) in fiscal 2009, $40,635,000 in fiscal 2008, and $360,000 in fiscal 2007.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The following table presents additional information relating to the QSPEs for Fiscal 2009, Fiscal 2008, and Fiscal 2007:

(In thousands)	2009	2008	2007

Proceeds from sales of new receivables to QSPE	$861,730	$939,888	$619,597
Collections reinvested in revolving-period securitizations	1,065,207	804,866	701,859
Cash flows received on retained interests	104,750	84,085	73,899
Servicing fees received	11,258	8,211	6,981
Net credit losses	47,669	26,838	16,822
Investor certificates outstanding at end of year	544,100	628,085	358,100
Credit card balances 90 or more days delinquent at end of year	23,422	22,240	9,904

We are the servicer of the receivables transferred to the QSPEs and we receive a servicing fee of approximately 2% of the investor interest.  The investor certificates outstanding as of January 31, 2009 mature as follows: $189,000,000 in the fiscal year ending January 30, 2010, $35,100,000 in the fiscal year ending January 29, 2011, $260,800,000 in the fiscal year ending February 2, 2013, and $59,200,000 in the fiscal year ending February 1, 2014.  We held certificates and retained interests in our securitizations, which aggregated $94,453,000 at January 31, 2009 and $115,912,000 at February 2, 2008, that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Under the previous agreement the third party reimbursed us daily with respect to the proprietary credit card sales generated by the LANE BRYANT credit card accounts.  Additional information for Fiscal 2008 (through November 1, 2007) and Fiscal 2007 regarding the agreement is as follows:

(In thousands)	2008	2007

Net funding received from sales of LANE BRYANT receivables	$256,889	$350,270

Net LANE BRYANT accounts receivable balance held by third party at end of year(1):	0	233,793
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

The Trust paid for its acquisition of the LANE BRYANT proprietary credit card accounts receivable balances (see above) primarily by withdrawing $227,500,000 of proceeds from the pre-funding cash account for the Series 2007-1 Certificates.  The remainder of the funds in the pre-funding cash account were subsequently withdrawn to provide financing for additional receivables, including receivables made available for financing by the amortization of the Series 2002-1 certificates issued by the Trust, which was repaid in full as of May 2008.

Concurrent with the issuance of Series 2007-1 the Trust entered into a series of fixed-rate interest-rate swap agreements with respect to $174,700,000 of the floating-rate certificates sold to investors.  The notional value of these swaps equals the face value of these certificates.  The blended weighted-average interest rate on the swapped certificates is 6.39%.  The Trust also acquired an interest-rate cap with respect to $28,800,000 of floating-rate certificates sold to investors.  The interest-rate cap counterparty will make payments to the Trust when one-month LIBOR exceeds 10%.  The fixed-rate certificates were sold at a discount and carry a blended weighted average-yield of 6.43% and a blended weighted average coupon of 6.34%.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

The key assumptions used to value our retained interest were as follows:

	January 31,	February 2,
	2009	2008

Payment rate	12.1 – 14.6%	12.7 – 16.4%
Residual cash flows discount rate	15.5 – 16.5%	15.5 – 16.5%
Net credit loss percentage	6.75 – 11.75%	4.75 – 13.45%
Average life of receivables sold	0.6 – 0.7 years	0.5 – 0.7 years

The following table presents the decrease in our I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip.  This information is presented in accordance with the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

(In thousands)	10% Change	20% Change

Payment rate	$1,575	$2,850
Residual cash flows discount rate	74	148
Credit loss percentage	1,593	3,174

CSRC and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities, which are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs, consisted of the following:

	January 31,	February 2,
(In thousands)	2009	2008

Trading securities:
I/O Strip	$19,298	$23,259
Retained interest (primarily collateralized cash)	23,755	40,968

Available-for-sale securities:
Ownership interest	51,400	51,685

Investment in asset-backed securities	$94,453	$115,912

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections was fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9,450,000 that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of January 31, 2009, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of January 31, 2009 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

Our rent expense for the fiscal years indicated was as follows:

(In thousands)	2009	2008	2007

Minimum rent	$238,477	$243,119	$236,839
Contingent rent	40,055	41,122	39,364
	$278,532	$284,241	$276,203

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are:  Fiscal 2010 – $227,891,000; Fiscal 2011 – $188,979,000; Fiscal 2012 – $147,291,000; Fiscal 2013 – $112,302,000; Fiscal 2014 – $81,800,000; Thereafter – $174,225,000.

LANE BRYANT currently subleases 10 properties from Limited Brands pursuant to a Master Sublease.  The properties subject to the Master Sublease were operated as LANE BRYANT stores prior to our acquisition of LANE BRYANT.  We have guaranteed the obligations of LANE BRYANT under the Master Sublease.  The minimum annual rent commitments shown above include amounts payable under the LANE BRYANT master sublease with Limited Brands that we have guaranteed as follows:  Fiscal 2010 – $1,387,000; Fiscal 2011 – $913,000; Fiscal 2012 – $517,000; Fiscal 2013 – $403,000; Fiscal 2014 – $219,000; Thereafter – $158,000.

Deferred rent liabilities related to rent escalations and landlord incentives or allowances of $121,253,000 as of January 31, 2009 and $113,696,000 as of February 2, 2008 are included in other non-current liabilities on our consolidated balance sheets.

NOTE 19.  SEGMENT REPORTING

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

“Corporate and Other” net sales consist primarily of revenue related to loyalty card fees.  Corporate and Other operating costs include unallocated general and administrative expenses; shared services; insurance; information systems support; corporate depreciation and amortization; corporate occupancy; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and income taxes.

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
YEAR ENDED JANUARY 31, 2009
(Continued)

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other		Consolidated

Fiscal 2009
Net sales	$2,292,106	$167,547	$15,245		$2,474,898
Depreciation and amortization	71,778	1,126	21,539		94,443	(3)
Income/(loss) before interest and taxes	38,653	(6,288)	(206,744	)(2)	(174,379)
Interest expense			(8,795)		(8,795)
Income tax benefit			13,885		13,885
Income/(loss) from continuing operations	38,653	(6,288)	(201,654)		(169,289)
Capital expenditures	48,247	362	6,710		55,319	(3)

As of January 31, 2009
Total assets	$734,820	$90,450	$454,422		$1,279,692

Fiscal 2008
Net sales	$2,590,715	$120,593	$11,154		$2,722,462
Depreciation and amortization	59,440	1,142	33,844		94,426	(3)
Income before interest and taxes	168,307	847	(144,030	)(4)	25,124
Interest expense			(10,552)		(10,552)
Income tax provision			(13,858)		(13,858)
Extraordinary item, net of income taxes			912		912
Income from continuing operations	168,307	847	(167,528)		1,626
Capital expenditures	109,510	1,092	24,812		135,414	(3)

As of February 2, 2008
Total assets	$887,862	$104,509	$499,238		$1,491,609	(5)

Fiscal 2007 (53 weeks)
Net sales	$2,636,409	$112,088	$3,348		$2,751,845
Depreciation and amortization	46,746	1,183	40,404		88,333	(3)
Income before interest and taxes	253,594	15,839	(98,889)		170,544
Interest expense			(14,746)		(14,746)
Income tax provision			(53,839)		(53,839)
Income from continuing operations	253,594	15,839	(167,474)		101,959
Capital expenditures	103,510	2,614	19,692		125,816	(3)

As of February 3, 2007
Total assets	$869,776	$134,007	$489,206		$1,492,989	(5)
____________________

(1) Fiscal 2009 and Fiscal 2008 includes LANE BRYANT WOMAN catalog.

(2)     Includes impairment of store assets goodwill, and trademarks of $81,498 and restructuring and other costs of $33,145(see “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above).

(3)     Excludes $776 of depreciation and amortization and $481 of capital expenditures in Fiscal 2009; $2,823 of depreciation and amortization and $2,295 of capital expenditures in Fiscal 2008; and $2,911 of depreciation and amortization and $7,340 of capital expenditures in Fiscal 2007 related to our discontinued operations.

(4) Includes impairment of goodwill of $18,172 and restructuring charges of $14,357.

(5) Excludes assets related to our discontinued operations of $121,695 in Fiscal 2008 amd $212,734 in Fiscal 2007.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

NOTE 20.  FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (see NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Impact of Recent Accounting Pronouncements” above).  We use various methods to determine fair value, including discounted cash flow projections based on available market interest rates and management estimates of future cash payments.

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

•      Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•      Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

•      Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to SFAS No. 157 as of January 31, 2009 were as follows:

	Balance
	January 31,	Fair Value Method Used
(In thousands)	2009	Level 2	Level 3(1)

Assets
Available-for-sale securities(2)	$6,398	$6,398
Certificates and retained interests in securitized receivables	94,453		$94,453

Liabilities
Servicing liability	3,046		3,046
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
YEAR ENDED JANUARY 31, 2009
(Continued)

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

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the fiscal year ended January 31, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, February 2, 2008	$115,912	$3,038
Additions to I/O strip and servicing liability	34,353	5,175
Net reductions to other retained interests	(17,213)	–
Reductions and maturities of QSPE certificates	(285)	–
Amortization of the I/O strip and servicing liability	(38,347)	(5,167)
Valuation adjustments to the I/O strip and servicing liability	33	0
Balance, January 31, 2009	$94,453	$3,046

NOTE 21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	January 31, 2009		February 2, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$93,759	$93,759	$60,978	$60,978
Available-for-sale securities	6,398	6,398	13,364	13,364
Investment in asset-backed securities	94,453	94,453	115,912	115,912

Liabilities:
1.125% Senior Convertible Notes due 2014	275,000	75,295	275,000	196,676
6.07% mortgage note, due October 2014	10,419	11,330	11,078	11,626
6.53% mortgage note, due November 2012	5,250	5,493	6,650	6,863
7.77% mortgage note, due December 2011	7,249	7,959	7,897	8,585
Other long-term debt	422	414	673	651

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

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

NOTE 22.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First		Second		Third		Fourth
(In thousands, except per share amounts)	Quarter		Quarter		Quarter		Quarter
	(Restated)(5)		(Restated)(5)		(Restated)(5)

Fiscal 2009
Net sales	$641,346		$648,616		$553,066		$631,870
Gross profit	194,163		174,748		124,728		134,305
Income/(loss) from continuing operations	657	(1)	(3,710	)(2)	(57,785	)(3)	(108,451	)(4)
Loss from discontinued operations(5)	(45,894)		(5,153)		(23,875)		0
Net loss(5)	(45,237	)(1)	(8,863	)(2)	(81,660	)(3)	(108,451	)(4)
Basic net income/(loss) per share:
Continuing operations	$.01	(1)	$(.03	)(2)	$(.50	)(3)	$(.94	)(4)
Discontinued operations(5)	(.40)		(.05)		(.21)		.00
Net loss(5)	(.39	)(1)	(.08	)(2)	(.71	)(3)	(.94	)(4)
Diluted net income/(loss) per share:
Continuing operations	.01	(1)	(.03	)(2)	(.50	)(3)	(.94	)(4)
Discontinued operations(5)	(.40)		(.05)		(.21)		.00
Net loss(5)	(.39	)(1)	(.08	)(2)	(.71	)(3)	(.94	)(4)
____________________

(1) Includes restructuring charges of $3,611 ($2,257 after tax or $(.02) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(2) Includes restructuring and other charges of $14,945 ($9,341after tax or $(.08) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(3)     Includes store impairment charges of $20,216 ($(.18) per diluted share) and restructuring and other charges of $6,391 ($(.06) per diluted share). See “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(4)     Includes store impairment charges of $16,576 ($(.14) per diluted share), goodwill and trademark impairment charges of $44,706 ($(.39) per diluted share), and restructuring charges of $8,198 ($(.07) per diluted share). See “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMAR,S” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(5)     Loss from discontinued operations and net loss and the related per-share amounts as previously reported for the first three quarters have been restated for excess tax benefits related to discontinued operations of $10,780 ($(.09) per diluted share) recognized in the first quarter and $526 ($(.01) per diluted share) recognized in the second quarter that were reversed in the third quarter of $11,306 ($.10 per diluted share) as a result of the correction of an error. The error was identified as part of the finalization of the sale of the discontinued operations during the Fiscal 2009 Third Quarter, and was related to our treatment of deferred tax balances in calculating the estimated loss on disposal. In determining the net book value used to calculate the estimated pre-tax loss on disposal, we included the balance of the net deferred tax liability relating to temporary differences of the assets and liabilities to be disposed. We then included the reversal of the same net deferred tax liability in our calculation of the tax benefit associated with the pre-tax loss, thereby double-counting the impact of the net deferred tax liability. The loss from discontinued operations for the first quarter included an estimated loss on disposition of $39,170 ($(.34) per diluted share), net of a tax benefit of $6,081.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 31, 2009
(Continued)

	First	Second	Third		Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter		Quarter

Fiscal 2008
Net sales	$696,614	$694,359	$599,665		$731,824
Gross profit	224,365	209,941	170,569		163,092
Income/(loss) from continuing operations	26,466	20,894	(1,740	) (1)	(44,906	)(2)
Income/(loss) from discontinued operations	(168)	(2,615)	(1,828)		(80,428	)(2)
Income/(loss) before extraordinary item	26,298	18,279	(3,568)		(125,334	)(2)
Net income/(loss)	26,298	18,279	(3,568	)(1)	(124,422	)(2)
Basic net income/(loss) per share:
Continuing operations	$.22	$.17	$(.01)		$(.39	)(2)
Discontinued operations	.00	(.02)	(.02)		(.69	)(2)
Extraordinary item	.00	.00	.00		.01
Net income/(loss)(3)	.21	.15	(.03)		(1.07	)(2)
Diluted net income/(loss) per share:
Continuing operations	.20	.16	(.01)		(.39	)(2)
Discontinued operations	.00	(.02)	(.02)		(.69	)(2)
Extraordinary item	.00	.00	.00		.01
Net income/(loss)(3)	.20	.14	(.03)		(1.07	)(2)
____________________

(1) Includes pre-tax gain of $6,830 from the purchase and subsequent securitization of the LANE BRYANT credit card portfolio. See “NOTE 17. ASSET SECURITIZATION” above.

(2)    Loss from continuing operations includes impairment of goodwill of $18,172 ($(.16) per diluted share), impairment of store assets of $9,025 ($5,596 after tax or $(.05) per diluted share), and restructuring charges of $5,332 ($3,306 after tax or $(.03) per diluted share. Loss from discontinued operations includes impairment of goodwill and trademarks of $80,047 ($75,740 after tax or $(.65) per diluted share. See “NOTE 2. DISCONTINUED OPERATIONS,” “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL AND TRADEMARKS,” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(3) Results may not add due to rounding.

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

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of January 31, 2009 appears on page 65 of this Report on Form 10-K, and is incorporated herein by reference.  The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 66 - 67 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

All other schedules required by Rule 5-04 of Regulation S-X have been omitted as they are not applicable, not required, or the information has been provided in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report on Form 10-K.

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

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1
Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001 (File No. 000-07258, Exhibit 2.3).

2.2
Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001 (File No. 000-07258, Exhibit 2.4).

2.3
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005 (File No. 000-07258, Exhibit 2.1).

Articles of Incorporation and By-Laws

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	By-Laws, as Amended and Restated.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 4.1).

4.2
Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001 (File No. 000-07258, Exhibit 4.1).

4.3
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005 (File No. 000-07258, Exhibit 10.1).

4.4
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

4.5
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 4.1).

4.6	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.5).

Our miscellaneous long-term debt instruments and credit facility agreements, under which the underlying authorized debt is equal to less than 10% of our consolidated total assets, may not be filed as exhibits to this report.  We agree to furnish to the Commission, upon request, copies of any such instruments not filed.

Material Contracts

10.1.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999 (File No. 333-71757, Exhibit No. 4.1).

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

10.1.3
Amendment, dated as of March 18, 2005, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, May 8, 2001, and August 5, 2004, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.1.3).

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

10.1.5
Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999 (File No. 333-71757, Exhibit No. 4.2).

10.1.6
Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.1.4).

10.1.7
Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000 (File No. 000-07258, Exhibit 10.1.23).

10.1.8
Letter Agreement, dated as of March 13, 2009 to Certificate Purchase Agreement, dated as of May 28, 1999 (as amended), among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser, Spirit of America, Inc. as Servicer, Clipper Receivables Company, LLC as Class A Purchaser, and State Street Global Markets, LLC, as Administrator for the Class A Purchaser.

10.1.9
Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 10.1.16).

10.1.10
Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 10.1.17).

10.1.11
Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005 (File No. 000-07258, Exhibit 99).

10.1.12
Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.1.9).

10.1.13
Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.1.12).

10.1.14
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (File No. 000-07258, Exhibit 99.1).

10.1.15
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.16
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

10.1.17
Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.1).

10.1.18
Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.2).

10.1.19
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.3).

10.1.20
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.4).

10.1.21
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.5).

10.1.22
Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.6).

10.1.23
Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay’s Bank PLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004 (File No. 000-07258, Exhibit 10.1.17).

10.1.24
Series 2004-VFC Supplement, dated as of January 21, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 and amended as of July 22, 1999 and as of May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee on behalf of the Series 2004-VFC Certificateholders, for up to $132,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2004-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004 (File No. 000-07258, Exhibit 10.1.18).

10.1.25
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

10.1.26
Second Amendment dated as of November 14, 2008 to Series 2004-VFC Supplement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp, as Seller, Spirit of America, Inc., as Servicer, and U.S. Bank National Association, as successor in interest to Wachovia Bank, National Association, as Trustee, and consented to by Barclays Bank, PLC., incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 1, 2008 (File No. 000-07258, Exhibit 10.23).

10.1.27
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.28
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.29
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.30
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.31
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.32
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.33
Amended and Restated Class D Certificate Purchase Agreement, dated as of August 25, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller and as Initial Class D-1 Holder, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC, as the Class D-1 Holder, incorporated by reference to Form 8-K of the Registrant dated August 24, 2004, filed on August 27, 2004 (File No. 000-07258, Exhibit 99.1).

10.1.34
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

10.1.35
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.36
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.37
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.38
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.1.39
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.10).

10.1.40
Letter Agreement, dated as of May 16, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.11).

10.1.41
Letter Agreement, dated as of June 20, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 10.12).

10.1.42
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.43
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.44
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.45
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.46
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.47
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.48
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.49
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.50
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).*

10.1.51
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.52
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.53
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.54
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).*

* Schedules and attachments have been omitted but will be provided to the Commission upon request.

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

10.2.4
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.6).

10.2.5
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.5).

10.2.6
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 4, 2007 (File No. 000-07258, Exhibit 10.8).

10.2.7
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.12).

10.2.8
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 10.2).

10.2.9
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 10.3).

10.2.10
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005 (File No. 000-07258, Exhibit 10.1).

10.2.11
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005 (File No. 000-07258, Exhibit 10.2).

10.2.12
The 1993 Employees’ Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 10.2.10).

10.2.13
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.8).

10.2.14
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.20).

10.2.15
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.21).

10.2.16
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.22).

10.2.17
The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996 (File No. 000-07258, Exhibit 10.2.10).

10.2.18
The Charming Shoppes Inc. 1999 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999 (File No. 000-07258, Exhibit 10.2.24).

10.2.19
Charming Shoppes, Inc. 1999 Associates’ Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999 (File No. 000-07258, Exhibit 10.2.25).

10.2.20
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 10.2.29).

10.2.21
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.23).

10.2.22
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.24).

10.2.23
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.25).

10.2.24	2004 Stock Award and Incentive Plan, as Amended and Restated December 1, 2008.

10.2.25	Form of 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement.

10.2.26
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 23, 2009, filed on March 27, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.27
Charming Shoppes, Inc. Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Performance Shares) 2008 Revisions.

10.2.28
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.29
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.2).

10.2.30
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.4).

10.2.31
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.32
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.33
Form of Time-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.34
Form of Time-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.35
Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.3).

10.2.36
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.4).

10.2.37
Form of Performance-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.5).

10.2.38
Form of Performance-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.6).

10.2.39
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.7).

10.2.40
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.8).

10.2.41
Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.9).

10.2.42	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.2.43
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003 (File No. 000-07258, Exhibit 10.1).

10.2.44
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.29).

10.2.45
Amendment 2008-1 to Charming Shoppes, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Form 8-K of the Registrant dated December 17, 2008, filed on December 19, 2008 (File No. 000-07258, Exhibit 99.1).

10.2.46
2003 Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 23, 2008 (File No. 000-07258).

10.2.47
Form of Charming Shoppes, Inc. 2003 Incentive Compensation Plan Inducement Grant Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 1, 2008 (File No. 000-07258, Exhibit 10.24).

10.2.48
Charming Shoppes Variable Deferred Compensation Plan For Executives, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 8-K of the Registrant dated December 13, 2005, filed December 16, 2005 (File No. 000-07258, Exhibit 99.1).

10.2.49
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes Variable Deferred Compensation Plan for Executives and the Charming Shoppes Non-Employee Director Compensation Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.32).

10.2.50
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.51
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005 (File No. 000-07258, Exhibit 99.1).

10.2.52
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated February 2, 2006, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed February 8, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.53
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.36).

10.2.54
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.13).

10.2.55
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005 (File No. 000-07258, Exhibit 99.1)

10.2.56
Employment Agreement, dated as of December 31, 2007, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated December 31, 2007, filed on January 2, 2008 (File No. 000-07258, Exhibit 99.1)

10.2.57
Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 10.16).

10.2.58
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.59
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.2.37).

10.2.60
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.1)

10.2.61
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.3)

10.2.62
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.2)

10.2.63
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.3)

10.2.64
Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company’s Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000 (File No. 000-07258, Exhibit 10.2.33).

10.2.65
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.30).

10.2.66
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2008 (File No. 000-07258, Exhibit 10.2.48).

10.2.67
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.31).

10.2.68
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.69
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.70
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: March 30, 2009	/S/ ALAN ROSSKAMM
Alan Rosskamm
Chairman of the Board
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ ALAN ROSSKAMM	/S/ ERIC M. SPECTER
Alan Rosskamm	Eric M. Specter
Chairman of the Board	Executive Vice President
Interim Chief Executive Officer	Chief Financial Officer
March 30, 2009	March 30, 2009

/S/ JOHN J. SULLIVAN	/S/ ARNAUD AJDLER
John J. Sullivan	Arnaud Ajdler
Vice President, Corporate Controller	Director
Chief Accounting Officer	March 30, 2009
March 30, 2009

/S/ MICHAEL C. APPEL	/S/ RICHARD W. BENNET, III
Michael C. Appel	Richard W. Bennet, III
Director	Director
March 30, 2009	March 30, 2009

/S/ YVONNE M. CURL	/S/ PAMELA DAVIES
Yvonne M. Curl	Pamela Davies
Director	Director
March 30, 2009	March 30, 2009

/S/ MICHAEL GOLDSTEIN	/S/ CHARLES T. HOPKINS
Michael Goldstein	Charles T. Hopkins
Director	Director
March 30, 2009	March 30, 2009

/S/ KATHERINE M. HUDSON	/S/ M. JEANNINE STRANDJORD
Katherine M. Hudson	M. Jeannine Strandjord
Director	Director
March 30, 2009	March 30, 2009

Exhibit Index

2.1
Covenant Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001 (File No. 000-07258, Exhibit 2.3).

2.2
Master Sublease, dated as of August 16, 2001, between Limited Brands, Inc. and Lane Bryant, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001 (File No. 000-07258, Exhibit 2.4).

2.3
Stock Purchase Agreement dated May 19, 2005 by and among Chestnut Acquisition Sub, Inc., Crosstown Traders, Inc., the Securityholders of Crosstown Traders, Inc. whose names are set forth on the signature pages thereto and J.P. Morgan Partners (BHCA), L.P., as the Sellers’ Representative, incorporated by reference to Form 8-K of the Registrant dated June 2, 2005, filed on June 8, 2005 (File No. 000-07258, Exhibit 2.1).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	By-Laws, as Amended and Restated.

4.1
Amended and Restated Rights Agreement, dated as of February 1, 2001, between Charming Shoppes, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 4.1).

4.2
Registration Agreement, dated as of August 16, 2001, between Charming Shoppes, Inc. and Limited Brands, Inc., incorporated by reference to Form 8-K of the Registrant dated August 16, 2001, filed on August 31, 2001 (File No. 000-07258, Exhibit 4.1).

4.3
Second Amended and Restated Loan and Security Agreement, dated July 28, 2005, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and Crosstown Traders, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wachovia Bank, National Association as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 28, 2005, filed on August 3, 2005 (File No. 000-07258, Exhibit 10.1).

4.4
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

4.5
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 4.1).

4.6	Form of 1.125% Senior Convertible Note due 2012 (included in Exhibit 4.5).

10.1.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank as Trustee, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999 (File No. 333-71757, Exhibit No. 4.1).

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

10.1.3
Amendment, dated as of March 18, 2005, to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 25, 1997, as amended on July 22, 1999, May 8, 2001, and August 5, 2004, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.1.3).

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

10.1.5
Series 1999-1 Supplement, dated as of July 22, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $150,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-1, incorporated by reference to Form 8-K of Charming Shoppes Master Trust and Charming Shoppes Receivables Corp., dated July 22, 1999 (File No. 333-71757, Exhibit No. 4.2).

10.1.6
Receivables Purchase Agreement, dated as of May 28, 1999, among Charming Shoppes Seller, Inc. as Seller, Spirit of America, Inc., as Servicer, Clipper Receivables Corporation, as Purchaser, State Street Capital Corporation, as Administrator, and State Street Bank & Trust Company, as Relationship Bank, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.1.4).

10.1.7
Series 1999-2 Supplement, dated as of May 28, 1999, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, for $55,750,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 1999-2, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000 (File No. 000-07258, Exhibit 10.1.23).

10.1.8
Letter Agreement, dated as of March 13, 2009 to Certificate Purchase Agreement, dated as of May 28, 1999 (as amended), among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser, Spirit of America, Inc. as Servicer, Clipper Receivables Company, LLC as Class A Purchaser, and State Street Global Markets, LLC, as Administrator for the Class A Purchaser.

10.1.9
Series 2000-VFC Supplement, dated as of November 9, 2000, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and First Union National Bank, as Trustee, on behalf of the Series 2000-VFC Certificateholders, for up to $60,122,700 Charming Shoppes Master Trust Series 2000-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 10.1.16).

10.1.10
Certificate Purchase Agreement, dated as of November 9, 2000, among Charming Shoppes Receivables Corp. as Seller and as the Class B Purchaser, Spirit of America, Inc. as Servicer, Monte Rosa Capital Corporation as the Conduit Purchaser, and ING Baring (U.S.) Capital Markets LLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 10.1.17).

10.1.11
Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005 (File No. 000-07258, Exhibit 99).

10.1.12
Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.1.9).

10.1.13
Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.1.12).

10.1.14
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (File No. 000-07258, Exhibit 99.1).

10.1.15
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.16
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

10.1.17
Series 2002-1 Supplement, dated as of November 20, 2002, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997, as amended on July 22, 1999 and on May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee, for $100,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2002-1, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.1).

10.1.18
Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.2).

10.1.19
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.3).

10.1.20
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.4).

10.1.21
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.5).

10.1.22
Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made as of October 2002, among the Grantor, White Marsh Distribution, LLC, as Borrower, in favor of James M. Smith, as Trustee, for the benefit of the Beneficiary, General Electric Capital Business Asset Funding Corporation, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.6).

10.1.23
Certificate Purchase Agreement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp., as Seller and as the Class B Purchaser, Spirit of America, Inc., as Servicer, Sheffield Receivables Corporation, as the Conduit Purchaser, and Barclay’s Bank PLC as Administrator for the Conduit Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004 (File No. 000-07258, Exhibit 10.1.17).

10.1.24
Series 2004-VFC Supplement, dated as of January 21, 2004, to Second Amended and Restated Pooling and Service Agreement, dated as of November 25, 1997 and amended as of July 22, 1999 and as of May 8, 2001, among Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and Wachovia Bank, National Association, as Trustee on behalf of the Series 2004-VFC Certificateholders, for up to $132,000,000 Charming Shoppes Master Trust Asset-Backed Certificates Series 2004-VFC, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2004 (File No. 000-07258, Exhibit 10.1.18).

10.1.25
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

10.1.26
Second Amendment dated as of November 14, 2008 to Series 2004-VFC Supplement, dated as of January 21, 2004, among Charming Shoppes Receivables Corp, as Seller, Spirit of America, Inc., as Servicer, and U.S. Bank National Association, as successor in interest to Wachovia Bank, National Association, as Trustee, and consented to by Barclays Bank, PLC., incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 1, 2008 (File No. 000-07258, Exhibit 10.23).

10.1.27
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.28
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.29
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.30
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.31
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.32
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.33
Amended and Restated Class D Certificate Purchase Agreement, dated as of August 25, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller and as Initial Class D-1 Holder, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC, as the Class D-1 Holder, incorporated by reference to Form 8-K of the Registrant dated August 24, 2004, filed on August 27, 2004 (File No. 000-07258, Exhibit 99.1).

10.1.34
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

10.1.35
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.36
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.37
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.38
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.1.39
Amendment, dated as of May 15, 2008, to Amended and Restated Receivables Purchase Agreement dated as of June 2, 2005, by and among Catalog Receivables LLC as seller; Spirit of America, Inc. as servicer; Sheffield Receivables Corporation as Purchaser; and Barclays Bank PLC as administrator for the Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.10).

10.1.40
Letter Agreement, dated as of May 16, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.11).

10.1.41
Letter Agreement, dated as of June 20, 2008, to Certificate Purchase Agreement, dated as of May 28, 1999, as amended, among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser; Spirit of America, Inc., as Servicer; Clipper Receivables Company, LLC, as Class A Purchaser; and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 10.12).

10.1.42
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.43
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.44
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.45
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.46
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.47
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.48
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.49
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.50
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).*

10.1.51
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.52
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.53
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.54
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).*

* Schedules and attachments have been omitted but will be provided to the Commission upon request.

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

10.2.4
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.6).

10.2.5
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.5).

10.2.6
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 4, 2007 (File No. 000-07258, Exhibit 10.8).

10.2.7
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 7, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.12).

10.2.8
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 10.2).

10.2.9
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program Restricted Stock Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 10.3).

10.2.10
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Stock Option Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005 (File No. 000-07258, Exhibit 10.1).

10.2.11
Form of Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan Restricted Share Units Agreement, incorporated by reference to Form 8-K of the Registrant dated June 23, 2005, filed on June 29, 2005 (File No. 000-07258, Exhibit 10.2).

10.2.12
The 1993 Employees’ Stock Incentive Plan of Charming Shoppes, Inc., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 1994 (File No. 000-07258, Exhibit 10.2.10).

10.2.13
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of February 11, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.8).

10.2.14
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.20).

10.2.15
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.21).

10.2.16
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Performance-Accelerated Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.22).

10.2.17
The Charming Shoppes, Inc. Employee Stock Purchase Plan, as amended, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 1996 (File No. 000-07258, Exhibit 10.2.10).

10.2.18
The Charming Shoppes Inc. 1999 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999 (File No. 000-07258, Exhibit 10.2.24).

10.2.19
Charming Shoppes, Inc. 1999 Associates’ Stock Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1999 (File No. 000-07258, Exhibit 10.2.25).

10.2.20
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2001 (File No. 000-07258, Exhibit 10.2.29).

10.2.21
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (regular vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.23).

10.2.22
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Stock Option Agreement (accelerated vesting schedule), incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.24).

10.2.23
The Charming Shoppes, Inc. Amended and Restated 2000 Associates’ Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.2.25).

10.2.24	2004 Stock Award and Incentive Plan, as Amended and Restated December 1, 2008.

10.2.25	Form of 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement.

10.2.26
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 23, 2009, filed on March 27, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.27
Charming Shoppes, Inc. Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Performance Shares) 2008 Revisions.

10.2.28
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.29
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.2).

10.2.30
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.4).

10.2.31
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.32
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.33
Form of Time-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.34
Form of Time-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.35
Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.3).

10.2.36
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.4).

10.2.37
Form of Performance-Based Restricted Stock Units Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.5).

10.2.38
Form of Performance-Based Stock Appreciation Rights Agreement for Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.6).

10.2.39
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.7).

10.2.40
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.8).

10.2.41
Form of Performance-Based EBITDA Stock Appreciation Rights Agreement, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.9).

10.2.42	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.2.43
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003 (File No. 000-07258, Exhibit 10.1).

10.2.44
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.29).

10.2.45
Amendment 2008-1 to Charming Shoppes, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Form 8-K of the Registrant dated December 17, 2008, filed on December 19, 2008 (File No. 000-07258, Exhibit 99.1).

10.2.46
2003 Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 23, 2008 (File No. 000-07258).

10.2.47
Form of Charming Shoppes, Inc. 2003 Incentive Compensation Plan Inducement Grant Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 1, 2008 (File No. 000-07258, Exhibit 10.24).

10.2.48
Charming Shoppes Variable Deferred Compensation Plan For Executives, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 8-K of the Registrant dated December 13, 2005, filed December 16, 2005 (File No. 000-07258, Exhibit 99.1).

10.2.49
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes Variable Deferred Compensation Plan for Executives and the Charming Shoppes Non-Employee Director Compensation Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.32).

10.2.50
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.51
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005 (File No. 000-07258, Exhibit 99.1).

10.2.52
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated February 2, 2006, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed February 8, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.53
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.36).

10.2.54
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.13).

10.2.55
Employment Agreement, dated as of January 1, 2005, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated January 3, 2005, filed on January 4, 2005 (File No. 000-07258, Exhibit 99.1)

10.2.56
Employment Agreement, dated as of December 31, 2007, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated December 31, 2007, filed on January 2, 2008 (File No. 000-07258, Exhibit 99.1)

10.2.57
Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 10.16).

10.2.58
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.59
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.2.37).

10.2.60
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.1)

10.2.61
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.3)

10.2.62
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.2)

10.2.63
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.3)

10.2.64
Forms of Executive Severance Agreements by and between Charming Shoppes, Inc., the named executive officers in the company’s Proxy Statement for the Annual Meeting held on June 15, 2000, and certain other executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000 (File No. 000-07258, Exhibit 10.2.33).

10.2.65
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.30).

10.2.66
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2008 (File No. 000-07258, Exhibit 10.2.48).

10.2.67
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.31).

10.2.68
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.69
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.70
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II

CHARMING SHOPPES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions	Adjustments	Balance at
	Beginning	Charged to	And	End of
(In thousands)	Of Year	Income	Deductions	Year

Fiscal Year Ended January 31, 2009
Allowance for sales returns	$2,162	$98,692	$98,817	$2,037

Fiscal Year Ended February 2, 2008
Allowance for sales returns	2,655	107,547	108,040	2,162

Fiscal Year Ended February 3, 2007
Allowance for sales returns	3,608	125,448	126,401	2,655