Form 10-Q
period 2009-05-02
CHARMING SHOPPES INC
filed 2009-06-11
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

Yes ☐  No ☐

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of May 29, 2009 was 115,411,047 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2,	January 31,
(In thousands, except share amounts)	2009	2009
		(As Adjusted)

ASSETS
Current assets
Cash and cash equivalents	$123,885	$93,759
Available-for-sale securities	400	6,398
Accounts receivable, net of allowances of $6,125 and $6,018	8,021	33,300
Investment in asset-backed securities	86,998	94,453
Merchandise inventories	300,214	268,142
Deferred taxes	3,439	3,439
Prepayments and other	173,485	155,430
Total current assets	696,442	654,921

Property, equipment, and leasehold improvements – at cost	1,072,087	1,076,972
Less accumulated depreciation and amortization	707,519	693,796
Net property, equipment, and leasehold improvements	364,568	383,176

Trademarks and other intangible assets	187,184	187,365
Goodwill	23,436	23,436
Other assets	26,348	28,243
Total assets	$1,297,978	$1,277,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,815	$99,520
Accrued expenses	155,293	166,631
Current portion – long-term debt	6,463	6,746
Total current liabilities	307,571	272,897

Deferred taxes	47,440	46,197
Other non-current liabilities	186,943	188,470
Long-term debt, net of debt discount of $66,591 and $72,913	223,986	232,722

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 153,890,388 shares and 153,482,368 shares	15,389	15,348
Additional paid-in capital	500,258	498,551
Treasury stock at cost – 38,482,213 shares	(347,730)	(347,730)
Accumulated other comprehensive income	0	5
Retained earnings	364,121	370,681
Total stockholders’ equity	532,038	536,855
Total liabilities and stockholders’ equity	$1,297,978	$1,277,141

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
(In thousands, except per share amounts)	2009	2008
		(As Adjusted)

Net sales	$538,136	$641,346

Cost of goods sold, buying, catalog, and occupancy expenses	372,599	447,183
Selling, general, and administrative expenses	158,102	186,795
Restructuring and other charges	8,705	3,611
Total operating expenses	539,406	637,589

Income/(loss) from operations	(1,270)	3,757

Other income	198	515
Gain on repurchase of 1.125% Senior Convertible Notes	4,251	0
Interest expense	(5,020)	(4,961)

Loss from continuing operations before income taxes	(1,841)	(689)
Income tax provision	4,720	260

Loss from continuing operations	(6,561)	(949)

Loss from discontinued operations, net of income tax benefit
of $10,074 in 2008	0	(45,894)

Net loss	(6,561)	(46,843)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities, net of income tax
benefit of $15 in 2008	(5)	(25)

Comprehensive loss	$(6,566)	$(46,868)

Basic net loss per share:
Loss from continuing operations	$(.06)	$(.01)
Loss from discontinued operations	(.00)	(.40)
Net loss	$(.06)	$(.41)

Diluted net loss per share:
Loss from continuing operations	$(.06)	$(.01)
Loss from discontinued operations	(.00)	(.40)
Net loss	$(.06)	$(.41)

See Notes to Condensed Consolidated Financial Statements

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
(In thousands)	2009	2008
		(As Adjusted)

Operating activities
Net loss	$(6,561)	$(46,843)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,524	27,096
Accretion of discount on 1.125% Senior Convertible Notes	2,884	2,684
Estimated loss on disposition of discontinued operations	0	45,251
Deferred income taxes	1,246	(2,022)
Stock-based compensation	1,710	2,898
Gain on repurchase of 1.125% Senior Convertible Notes	(4,251)	0
Write-down of deferred taxes related to stock-based compensation	0	(263)
Write-down of capital assets	3,828	1,919
Net loss from disposition of capital assets	143	558
Net loss/(gain) from securitization activities	1,225	(367)
Changes in operating assets and liabilities
Accounts receivable, net	25,279	25,345
Merchandise inventories	(32,072)	(39,060)
Accounts payable	46,295	30,864
Prepayments and other	(11,547)	(3,314)
Accrued expenses and other	(13,464)	1,414
Net cash provided by operating activities	35,239	46,160

Investing activities
Investment in capital assets	(4,702)	(22,014)
Gross purchases of securities	0	(12,636)
Proceeds from sales of securities	7,471	19,404
(Increase)/decrease in other assets	(449)	(36)
Net cash provided/(used) by investing activities	2,320	(15,282)

Financing activities
Proceeds from long term borrowings	0	87
Repayments of long-term borrowings	(1,841)	(2,271)
Repurchase of 1.125% Senior Convertible Notes	(5,631)	0
Payments of deferred financing costs	0	(45)
Purchases of treasury stock	0	(10,969)
Net proceeds from shares issued under employee stock plans	39	69
Net cash used by financing activities	(7,433)	(13,129)

Increase in cash and cash equivalents	30,126	17,749
Cash and cash equivalents, beginning of period	93,759	61,842
Cash and cash equivalents, end of period	$123,885	$79,591

Non-cash financing and investing activities
Assets acquired through capital leases	$0	$1,793

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our January 31, 2009 Annual Report on Form 10-K.  The results of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the term “Fiscal 2010” refers to our fiscal year ending January 30, 2010 and the term “Fiscal 2009” refers to our fiscal year ended January 31, 2009.  The term “Fiscal 2010 First Quarter” refers to our fiscal quarter ended May 2, 2009 and the term “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008.  The term “Fiscal 2010 Second Quarter” refers to our fiscal quarter ending August 1, 2009, the term “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended November 1, 2008, and the term “Fiscal 2009 Fourth Quarter” refers to our fiscal quarter ended January 31, 2009.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Change in Accounting Principle

The accompanying condensed consolidated balance sheet as of January 31, 2009 and the condensed consolidated statement of operations and comprehensive income for the thirteen weeks ended May 3, 2008 have been adjusted to reflect the retrospective adoption as of February 1, 2009 of FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements).”  Our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) are within the scope of FSP APB 14-1.  See “Note 4. Long-term Debt” below for further information related to our adoption of FSP APB 14-1.

In connection with the adoption of FSP APB 14-1 we identified an error related to the accounting for deferred taxes for a purchased call option which was entered into contemporaneously with the issuance of our 1.125% Notes in Fiscal 2008.  Concurrent with the issuance of the Notes we also entered into a series of hedge transactions, which included the purchase of a call option with a cost of approximately $90,500,000.  The cost of the call option was accounted for as an equity transaction in our financial statements.  For income tax purposes the cost of the call option is treated as original issue discount (“OID”) and amortized over the life of the Notes.  We were recording the resulting tax benefit in our financial statements as an increase to additional paid-in capital, as the tax benefit was reported in our annual income tax returns.  However, the treatment of the call option as OID for income tax purposes created a book-tax basis difference on the issuance date of the debt for which a deferred tax asset of approximately $33,000,000 should have been recognized, with a corresponding increase to additional paid-in capital.

During Fiscal 2009, based on our evaluation of the realization of deferred tax assets and negative evidence provided by recent losses, we recognized a non-cash income tax provision to establish a full valuation allowance against our net deferred tax assets.  Accordingly, the understatement of deferred tax assets resulted in an understatement of the valuation allowance for deferred tax assets and the income tax provision in Fiscal 2009 of approximately $30,000,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

In evaluating these errors we considered the requirements in FASB Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” SEC Staff Accounting Bulletin No. 99, “Materiality,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.”  We considered both the quantitative and qualitative factors in evaluating the materiality of the errors and concluded that the errors are not material to the Fiscal 2008 and Fiscal 2009 financial statements.  Accordingly, we have not restated our previously issued financial statements to correct these errors.  However, as discussed below, the correction of these errors has been considered when adjusting the historical financial statements for the retrospective application of FSP APB 14-1.

In accordance with FSP APB 14-1, which requires retrospective application in all periods presented, the 1.125% Notes are separated into their debt and equity components.  The carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component.  The carrying amount of the equity component represented by the embedded conversion option is then determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole.   Upon measuring the liability in accordance with FSP APB 14-1, we determined that the tax basis and book basis of the debt are substantially the same; therefore the effects of the aforementioned financial statement errors in Fiscal 2008 and 2009 related to deferred income taxes and income tax expense were substantially offset by the effects of adopting FSP APB 14-1.

Discontinued Operations

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles (collectively, “Crosstown Traders”) in order to provide a greater focus on our core brands and to enhance shareholder value.  Crosstown Traders met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as held for sale.  Accordingly, the results of operations of Crosstown Traders were reported as discontinued operations in our consolidated statements of operations as of the beginning of the Fiscal 2009 First Quarter.  In August 2008 we entered into a definitive agreement to sell the Crosstown Traders non-core misses apparel catalogs and the sale was completed in September 2008.  Crosstown Traders’ operations have been eliminated from our financial statements as of the date of sale.

We have also announced our plans to explore the sale of our FIGI’S® Gifts in Good Taste catalog business based in Wisconsin.  The results of operations of FIGI’S are not reported as discontinued operations as they have not met the requirements of SFAS No. 144.

Results from discontinued operations for the thirteen weeks ended May 3, 2008 (as restated) were as follows:

(In thousands)

Net sales	$64,679

Loss from discontinued operations	$(55,968)
Income tax benefit	10,074
Loss from discontinued operations, net of income tax benefit	$(45,894)

The loss from discontinued operations includes an estimated loss on disposition of $39,170,000 ($(.34) per diluted share), net of a tax benefit of $6,081,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

The financial information for the Fiscal 2009 First Quarter included in these Notes to Condensed Consolidated Financial Statements reflects only the results of our continuing operations.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.

We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into a single reporting segment. The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET®), FASHION BUG®, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE OUTLET® brands.  We include sales and operating profit by brand in our Management’s Discussion and Analysis of Results of Operations in order to provide additional information for our Retail Stores segment.

 Our catalog and catalog-related e-commerce operations, excluding discontinued operations, are separately reported under the Direct-to-Consumer segment.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related e-commerce sales under our LANE BRYANT WOMAN® and FIGI’S titles and e-commerce sales under our SHOETRADER.COM® website.  During Fiscal 2009 we decided to discontinue our LANE BRYANT WOMAN catalog and SHOETRADER.COM website, which we expect to complete by the end of the Fiscal 2010 Second Quarter.  See “Discontinued Operations” above and “Note 10. Segment Reporting” below for further information regarding our discontinued operations and segment reporting.

Stock-based Compensation

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 11.  Stock-Based Compensation Plans” in our January 31, 2009 Annual Report on Form 10-K.

Shares available for future grants under our stock-based compensation plans as of May 2, 2009:

2004 Stock Award and Incentive Plan	2,248,752
2003 Non-Employee Directors Compensation Plan	100,397
1994 Employee Stock Purchase Plan	712,512
1988 Key Employee Stock Option Plan	113,269

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Stock option and stock appreciation rights activity for the thirteen weeks ended May 2, 2009:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at January 31, 2009	3,292,385	$5.09	$1.00	–	$13.84	$0
Granted – option price equal to market price	4,652,300	1.66	0.99	–	2.15
Canceled/forfeited	(301,544)	4.53	1.00	–	6.81
Exercised	(434)	1.00	1.00	–	1.00	0	(2)
Outstanding at May 2, 2009	7,642,707	$3.03	$0.99	–	$13.84	$3,397
Exercisable at May 2, 2009	1,493,339	$6.40	$1.00	–	$13.84	$0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Stock-based compensation expense includes compensation cost for (i) all partially-vested stock-based awards granted prior to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) all stock-based awards granted subsequent to the beginning of Fiscal 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of restricted stock unit and stock appreciation right awards.

	Thirteen Weeks Ended
	May 2,	May 3,
(In thousands)	2009	2008

Total stock-based compensation expense	$1,710	$2,898

During the Fiscal 2009 Second Quarter we granted cash-settled restricted stock units (“RSUs”) under our 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with SFAS No. 123(R).  Excluded from the above compensation expense for the thirteen weeks ended May 2, 2009 is $282,000 of compensation expense related to these cash-settled RSUs.

We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis.  Estimates or assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” in our January 31, 2009 Annual Report on Form 10-K.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding was $12,408,000 as of May 2, 2009.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

	May 2,	January 31,
(In thousands)	2009	2009

Due from customers	$14,146	$39,318
Allowance for doubtful accounts	(6,125)	(6,018)
Net accounts receivable	$8,021	$33,300

Note 3. Trademarks and Other Intangible Assets

	May 2,	January 31,
(In thousands)	2009	2009

Trademarks, tradenames, and internet domain names	$187,132	$187,132
Customer relationships	2,872	2,872
Total at cost	190,004	190,004
Less accumulated amortization of customer relationships	2,820	2,639
Net trademarks and other intangible assets	$187,184	$187,365

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt

	May 2,	January 31,
(In thousands)	2009	2009
		(As Adjusted)

1.125% Senior Convertible Notes, due May 2014	$261,500	$275,000
Capital lease obligations	12,959	14,041
6.07% mortgage note, due October 2014	10,244	10,419
6.53% mortgage note, due November 2012	4,900	5,250
7.77% mortgage note, due December 2011	7,079	7,249
Other long-term debt	358	422
Total long-term debt principal	297,040	312,381
Less unamortized discount on 1.125% Senior Convertible Notes	(66,591)	(72,913)
Long-term debt – carrying value	230,449	239,468
Current portion	(6,463)	(6,746)
Net long-term debt	$223,986	$232,722

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which changes the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  We adopted the provisions of FSP APB 14-1 for our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”), which were issued in Fiscal 2008, and applied the provisions retrospectively to all past periods presented.  Additional details regarding the 1.125% Notes are included in “Item 8. Financial Statements and Supplementary Data; Note 8. Long-term Debt” in our January 31, 2009 Annual Report on Form 10-K.

Prior to the adoption of FSP APB 14-1, we recorded the liability for our 1.125% Notes at their principal value and recognized the contractual interest on the notes as interest expense.  Under FSP APB 14-1, cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the fair value of the conversion feature and has been recognized as additional paid-in capital.  We will accrete the debt to its principal value over its expected life using the effective interest method, with an offsetting increase in interest expense on our statements of operations to reflect the market rate for the debt component at the date of issuance.  Upon maturity of the 1.125% Notes we will be obligated to repay to holders of the notes the $275,000,000 principal value of the notes less the principal value of any notes that we repurchase prior to maturity.

Our adoption of the proposal resulted in an initial reduction in long-term debt and increase in stockholders’ equity of $91,715,000 as of the date of issuance of the debt (May 2007).  The non-cash amortization of this discount component increases interest expense and long-term debt over the life of the 1.125% Notes (60 months as of May 2, 2009).  The pre-tax amortization to interest expense and increase to long-term debt recognized retrospectively was $7,770,000 for Fiscal 2008 (from the date of original issuance) and $11,032,000 for Fiscal 2009.  Adoption of the FSP does not affect our cash flows.

Our adoption of FSP APB 14-1 also resulted in the reclassification of $2,564,000 of debt issuance costs from other assets to equity to allocate a proportionate share of the issuance costs related to the 1.125% Notes to the equity component recognized.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

The carrying amount of the equity component of the 1.125% Notes and the principal value, unamortized discount, and net carrying amount of the liability component of the 1.125% Notes were as follows:

	May 2,	January 31,
(In thousands)	2009	2009

Equity component of 1.125% Senior Convertible Notes	$91,715	$91,715

Principal amount of 1.125% Senior Convertible Notes	$261,500	$275,000
Unamortized discount	(66,591)	(72,913)
Liability component of 1.125% Senior Convertible Notes	$194,909	$202,087

Our retrospective adoption of FSP APB 14-1 resulted in the following adjustments to our condensed consolidated balance sheet as of January 31, 2009:

	As Previously	Other	FSP APB 14-1		As
(In thousands)	Reported	Adjustments(1)	Adjustments		Adjusted

Other assets	$30,167		$(1,924	)(2)	$28,243
Deferred taxes	4,066		(627	)(3)	3,439
Total assets	1,279,692		(2,551)		1,277,141

Deferred taxes	46,824		(627	)(3)	46,197
Long-term debt	305,635		(72,913	)(4)	232,722
Additional paid-in capital	411,623	$30,208	56,720	(5)	498,551
Retained earnings	386,620	(30,208)	14,269	(6)	370,681
Total stockholders’ equity	465,866		70,989		536,855
Total liabilities and stockholders’ equity	1,279,692		(2,551)		1,277,141
____________________
(1)  Correction of accounting for deferred taxes related to purchased call option (see “Note 1. Condensed Consolidated Financial Statements; Adjustment of Prior-Year Amounts for Change in Accounting Principle” above).

(2) Cumulative adjustment to debt issuance costs related to 1.125% Notes.
(3) Reallocation of deferred taxes.
(4) Unamortized discount as of January 31, 2009.
(5) Equity component of 1.125% Notes and debt issuance costs.
(6) Cumulative impact of amortization of debt discount and amortization of equity component of debt issuance costs, net of tax benefit.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

The contractual interest expense, amortization of debt discount, and effective interest rate for the 1.125% Notes were as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
(Dollars in thousands)	2009	2008

Contractual interest expense	$774	$774
Amortization of debt discount	2,884	2,684
Total interest expense	$3,658	$3,458

Effective interest rate	7.4%	7.4%

Our adoption of FSP APB 14-1 resulted in the following adjustments to our condensed consolidated statements of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	Before	Adoption of	After
(In thousands, except per share amounts)	Adoption	FSP APB 14-1	Adoption

Thirteen weeks ended May 2, 2009
Interest expense	$2,228	$2,792 (1)	$5,020
Income tax provision	4,720	0	4,720
Loss from continuing operations	(3,769)	(2,792)	(6,561)
Net loss	(3,769)	(2,792)	(6,561)
Basic net loss per share(3)	(0.03)	(0.02)	(0.06)
Diluted net loss per share(3)	(0.03)	(0.02)	(0.06)

	As Previously	Adoption of		As
	Reported	FSP APB 14-1		Adjusted

Thirteen weeks ended May 3, 2008
Interest expense	$2,369	$2,592	(1)	$4,961
Income tax provision	1,246	(986	)(2)	260
Income/(loss) from continuing operations	657	(1,606)		(949)
Net loss	(45,237)	(1,606)		(46,843)
Basic net income/(loss) per share(3):
Continuing operations	0.01	(0.01)		(0.01)
Net loss	(0.39)	(0.01)		(0.41)
Diluted net income/(loss) per share(3):
Continuing operations	0.01	(0.01)		(0.01)
Net loss	(0.39)	(0.01)		(0.41)
____________________
(1) Amortization of the debt discount related to the 1.125% Notes less amortization of debt issue costs related to the equity component.
(2) Tax effect of adoption of FSP APB 14-1.
(3) Results do not add across due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

During the Fiscal 2010 First Quarter we repurchased 1.125% Notes with an aggregate principal amount of $13,500,000 and an aggregate unamortized discount of $3,438,000 for an aggregate purchase price of $5,631,000, and recognized a gain on the repurchase of $4,251,000 net of unamortized issue costs of $180,000.  See “Note 14. Subsequent Event” below for information regarding additional repurchases of our 1.125% Notes subsequent to the end of the Fiscal 2010 First Quarter.

The 6.07% mortgage note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility.  The 6.53% mortgage note is secured by a mortgage on land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland.  The 7.77% mortgage note is secured by a mortgage on land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases we own or rents we receive, if any, from tenants of the Bensalem facility.

Note 5. Stockholders’ Equity

Thirteen
Weeks Ended
May 2,
(Dollars in thousands)	2009

Total stockholders’ equity, beginning of period (as adjusted)	$536,855 (1)
Net loss	(6,561)
Issuance of common stock (408,020 shares), net of shares withheld for payroll taxes	39
Stock-based compensation	1,710
Unrealized losses on available-for-sale securities	(5)
Total stockholders’ equity, end of period	$532,038
____________________
(1)   We adopted the provisions of FSP APB 14-1 retrospectively as of the beginning of Fiscal 2010 and recognized a net increase in stockholders’ equity of $70,989,000 as of January 31, 2009 (see “Note 4. Long-term Debt” above).

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

During the thirteen weeks ended May 2, 2009 we recognized revenues of $5,019,000 and during the thirteen weeks ended May 3, 2008 we recognized revenues of $5,098,000 in connection with our loyalty card programs.  We accrued $2,898,000 as of May 2, 2009 and $3,597,000 as of January 31, 2009 for the estimated costs of discounts earned and coupons issued and not redeemed under these programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Loss Per Share

	Thirteen Weeks Ended
	May 2,		May 3,
(In thousands, except per share amounts)	2009		2008
			(As Adjusted)

Basic weighted average common shares outstanding	115,180		114,588
Dilutive effect of stock options, stock appreciation rights, and awards(1)	0		0
Diluted weighted average common shares and equivalents outstanding	115,180		114,588

Loss from continuing operations	$(6,561)		$(949)
Loss from discontinued operations, net of income tax benefit	0		(45,894)
Net loss used to determine diluted net loss per share	$(6,561)		$(46,843)

Options with weighted average exercise price greater than market price, excluded from computation of net loss per share:
Number of shares	–	(1)	– (1)
Weighted average exercise price per share	–	(1)	– (1)
____________________
(1) Stock options, stock appreciation rights, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not considered for purposes of the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share, we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  See “Note 4. Long-term Debt” above and “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” in our January 31, 2009 Annual Report on Form 10-K for further information regarding our 1.125% Notes, call options and warrants.

Note 8. Income Taxes

We calculate our interim tax provision in accordance with the provisions of APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”  For each interim period we estimate our annual effective income tax rate and apply the estimated rate to our year-to-date income or loss before income taxes.  We also compute the tax provision or benefit related to items separately reported, such as discontinued operations, and recognize the items net of their related tax effect in the interim periods in which they occur.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  SFAS No. 109 requires recognition of a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  During the Fiscal 2009 Third Quarter we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  We continue to provide a valuation allowance against our net deferred tax assets.  During the thirteen weeks ended May 2, 2009 the valuation allowance increased by $3,647,000 to reflect the generation of additional net operating losses and other tax benefits.  In future periods we will continue to record a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  Pursuant to SFAS No. 109, when our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

Income tax receivables, including net operating loss carrybacks for Fiscal 2009, amended return receivables, and prepaid income taxes, of $45,981,000 as of May 2, 2009 and $47,303,000 as of January 31, 2009 are included in “prepayments and other” on our condensed consolidated balance sheets.

As of May 2, 2009 our gross unrecognized tax benefits were $30,954,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $19,673,000.  The accrued interest and penalties as of May 2, 2009 were $13,647,000.  During the thirteen weeks ended May 2, 2009 the gross unrecognized tax benefits increased by $1,775,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $826,000.  Accrued interest and penalties increased by $916,000 during the thirteen weeks ended May 2, 2009.

As of May 2, 2009 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $3,704,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

Our U.S. Federal income tax returns for Fiscal 2006 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and the IRS is currently examining our amended return for Fiscal 2005.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2004 and beyond, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2005 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1999.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

Prior to our November 14, 2008 sale of our misses apparel catalog credit card receivables in connection with the sale of the related Crosstown Traders catalog titles (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above), our Crosstown Traders apparel-related catalog credit card receivables were also originated by the Bank.  On December 31, 2008 we finalized the sale price of the receivables.  In connection with the sale we paid off and terminated the related Series 2005-RPA conduit securitization facility that was dedicated to these receivables.

The QSPEs can sell interests in these receivables on a revolving basis for a specified term.  At the end of the revolving period an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.  All assets of the QSPEs (including the receivables) are isolated and support the securities issued by those entities. Our asset securitization program is more fully described in “Item 8. Financial Statements and Supplementary Data; Note 17. Asset Securitization” in our January 31, 2009 Annual Report on Form 10-K.

We securitized $175,720,000 of private label credit card receivables during the thirteen weeks ended May 2, 2009 and had $499,220,000 of securitized credit card receivables outstanding as of May 2, 2009.  We held certificates and retained interests in our securitizations of $86,998,000 as of May 2, 2009, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

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

In addition, we recognize a servicing liability because the servicing fees we expect to receive from the securitizations do not provide adequate compensation for servicing the receivables.  The servicing liability represents the present value of the excess of our cost of servicing over the servicing fees received and is recorded at its estimated fair value.  Because quoted market prices are generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determine the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discount the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability are consistent with those used for the I/O strip.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

The key assumptions used to value our retained interest were as follows:

	May 2,	January 31,
	2009	2009

Payment rate	11.8 – 14.3%	12.1 – 14.6%
Residual cash flows discount rate	15.5 – 16.5%	15.5 – 16.5%
Net credit loss percentage	7.25 – 12.06%	6.75 – 11.75%
Average life of receivables sold	0.6 – 0.7 years	0.6 – 0.7 years

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller, LLC, our consolidated wholly-owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities, which are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs, consisted of the following:

	May 2,	January 31,
(In thousands)	2009	2009

Trading securities
I/O Strip	$17,971	$19,298
Retained interest (primarily collateralized cash)	19,107	23,755

Available-for-sale securities
Ownership interest	49,920	51,400

Investment in asset-backed securities	$86,998	$94,453

See “Note 12. Fair Value Measurements” below for further information related to our certificates and retained interests in our securitized receivables, including activity related to our I/O strip and servicing liability.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections was fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9,450,000 that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of May 2, 2009, including all financial performance standards related to the performance of the underlying receivables.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of May 2, 2009 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” in our January 31, 2009 Annual Report on Form 10-K.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services, information systems support, and insurance to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store selling, buying, occupancy, and warehousing.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.

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

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended May 2, 2009
Net sales	$515,630	$19,455	$3,051		$538,136
Depreciation and amortization	12,690	41	7,793		20,524
Income before interest and taxes	38,551	(3,437)	(31,935	)(1)	3,179
Interest expense			(5,020)		(5,020)
Income tax provision			(4,720)		(4,720)
Net loss	38,551	(3,437)	(41,675)		(6,561)
Capital expenditures	3,607	0	1,095		4,702

Thirteen weeks ended May 3, 2008 (As adjusted)
Net sales	$611,291	$26,946	$3,109		$641,346
Depreciation and amortization	13,846	38	12,471		26,355 (3)
Income before interest and taxes	43,404	(4,199)	(34,933	)(2)	4,272
Interest expense			(4,961)		(4,961)
Income tax provision			(260)		(260)
Loss from continuing operations	43,404	(4,199)	(40,154)		(949)
Capital expenditures	18,721	0	2,972		21,693 (3)
____________________
(1)   Includes restructuring and other charges of $8,705 (see “Note 11. Restructuring and Other Charges” below) and a gain on repurchase of 1.125% Senior Convertible Notes of $4,251 (see “Note 4. Long-term Debt” above).

(2) Includes restructuring and other charges of $3,611 (see “Note 11. Restructuring and Other Charges” below).
(3) Excludes $741 of depreciation and amortization and $321 of capital expenditures related to our discontinued operations.

Note 11. Restructuring and Other Charges

During the Fiscal 2010 First Quarter we continued to close the remaining under-performing stores identified in Fiscal 2008 and continued to execute our cost-saving and streamlining initiatives announced during Fiscal 2009.  These initiatives include the closing of under-performing stores, discontinuation of the LANE BRYANT WOMAN catalog, and the transformation of our operations into a vertical specialty store model.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” in our January 31, 2009 Annual Report on Form 10-K for further discussion on these initiatives.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges (Continued)

The following two tables summarize our restructuring and other costs:

				Total
	Costs	Costs Incurred	Estimated	Estimated/
	Incurred	for Thirteen	Remaining	Actual
	as of	Weeks Ended	Costs	Costs as of
	January 31,	May 2,	to be	May 2,
(In thousands)	2009	2009	Incurred	2009

Fiscal 2008 Announcements
Relocation of CATHERINES operations:
Severance and retention costs	$2,079	$0	$0	$2,079
Non-cash write down and accelerated
Depreciation	3,808	0	0	3,808
Relocation and other charges	1,166	37	0	1,203

Closing of under-performing and PETITE
SOPHISTICATE full line stores:
Non-cash accelerated depreciation	691	0	0	691
Store lease termination charges	6,909	486	672	8,067

Severance and retention costs related to
the elimination of positions	1,244	0	0	1,244

Fiscal 2009 Announcements
Severance for departure of former CEO	9,446	42	100	9,588

Shutdown of LANE BRYANT WOMAN
Catalog:
Severance and retention costs	1,557	251	369	2,177
Non-cash accelerated depreciation	934	936	0	1,870

Severance and retention costs related to
the elimination of positions	3,873	148	0	4,021

Non-core misses apparel assets:
Non-cash accelerated depreciation	2,968	2,892	1,882	7,742
Other costs	420	0	7,000	7,420

Transformational initiatives	2,563	3,913	2,925	9,401

figure magazine shutdown costs	819	0	0	819
Total	$38,477	$8,705	$12,948	$60,130

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges (Continued)

		Costs Incurred
	Accrued	for Thirteen		Accrued
	as of	Weeks Ended		as of
	January 31	May 2,	Payments/	May 2,
(In thousands)	2009(1)	2009	Settlements	2009(1)

Fiscal 2008 Announcements
Relocation of CATHERINES operations:
Relocation and other charges	$0	$37	$37	$0

Closing of under-performing and PETITE
SOPHISTICATE full line stores:
Store lease termination charges	1,687	486	187	1,986

Fiscal 2009 Announcements
Severance for departure of former CEO	5,453	42	0	5,495

Shutdown of LANE BRYANT WOMAN
Catalog:
Severance and retention costs	1,490	251	175	1,566

Severance and retention costs related to
the elimination of positions	2,948	148	1,573	1,523

Non-core misses apparel assets:
Other costs	420	0	0	420

Transformational initiatives	1,379	3,913	1,917	3,375

figure magazine shutdown costs	819	0	613	206
Total	$14,196	$4,877	$4,502	$14,571
____________________
(1) Included in “Accrued expenses” in the accompanying consolidated balance sheets.

Note 12.  Fair Value Measurements

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements (Continued)

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to SFAS No. 157 as of May 2, 2009 were as follows:

	Balance
	May 2,	Fair Value Method Used
(In thousands)	2009	Level 2	Level 3(1)

Assets
Available-for-sale securities(2)	$400	$400
Certificates and retained interests in securitized receivables	86,998		$86,998

Liabilities
Servicing liability	2,944		2,944
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the thirteen weeks ended May 2, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	5,979	1,051
Net reductions to other retained interests	(4,647)
Reductions and maturities of QSPE certificates	(1,481)
Amortization of the I/O strip and servicing liability	(7,383)	(1,174)
Valuation adjustments to the I/O strip and servicing liability	77	21
Balance, May 2, 2009	$86,998	$2,944

Note 13. Impact of Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired and liabilities assumed by an acquirer in a business combination.  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 141(R) and SFAS No. 160 are effective prospectively as of the beginning of Fiscal 2010.  The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on our financial position or results of operations.

In April 2009 the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.”  The FSP amends SFAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (“pre-acquisition contingencies”) be recognized at fair value in accordance with SFAS No. 157 if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, the FSP requires that the contingency be recognized at the acquisition date in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” if it meets the criteria for recognition in that guidance.  The provisions of FSP FAS No. 141(R)-1 are effective upon adoption of SFAS No. 141(R).  The adoption of FSP FAS No. 141(R)-1 did not have an impact on our financial position or results of operations.

In February 2008 the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP FAS 140-3 provides implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  However, if certain criteria specified in FSP FAS 140-3 are met, the initial transfer and repurchase financing may be evaluated separately and not as a linked transaction under SFAS No. 140.  We adopted the provisions of FSP FAS No. 140-3 prospectively as of the beginning of Fiscal 2010.  The adoption of FSP FAS No. 140-3 had no effect on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Impact of Recent Accounting Pronouncements (Continued)

In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not currently being recognized or disclosed at fair value on a recurring basis.  We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” prospectively as of the beginning of Fiscal 2010 for assets included within the scope of FSP FAS No. 157-2 (such as goodwill, intangible assets, and fixed assets related to evaluation of potential impairment). Adoption of FSP FAS No. 157-2 had no effect on our financial position or results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  We adopted the provisions of SFAS No. 161 prospectively as of the beginning of Fiscal 2010.  The adoption of SFAS No. 161 had no effect on our financial position or results of operations.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which changes the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  FSP APB 14-1 is to be applied retrospectively to all past periods presented, and applies to our 1.125% Senior Convertible Notes due May 2014.  We adopted the provisions of FSP APB 14-1 as of the beginning of Fiscal 2010 (see “Note 1. Condensed Consolidated Financial Statements” and “Note 4. Long-term Debt” above).

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

We adopted the provisions of EITF Issue 07-5 as of the beginning of Fiscal 2010.  The adoption of EITF Issue 07-5 had no effect on our financial position or results of operations.

In April 2009 the FASB contemporaneously issued three FASB Staff Positions as follows:

FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP FAS No. 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.

FSP FAS No. 107-1/APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Impact of Recent Accounting Pronouncements (Continued)

FSP FAS No. 115-2/FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides new guidance on the recognition and presentation of other-than-temporary impairments of debt securities  classified as available-for-sale or held-to-maturity that are subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FSP FAS No. 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  In addition, FSP FAS No. 115-2/FAS 124-2 requires additional disclosures for both debt and equity securities within the scope of SFAS No. 115 and FSP FAS No. 115-1/124-1.

FSP FAS No. 157-4, FSP FAS No. 107-1/APB 28-1, and FSP FAS No. 115-2/FAS 124-2 are effective prospectively for annual and/or interim periods beginning with our Fiscal 2010 Second Quarter.  We do not expect that the adoption of these pronouncements will have a material impact on our financial position or results of operations.

Note 14. Subsequent Event

Subsequent to the end of the Fiscal 2010 First Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $16,500,000 for an aggregate purchase price of $8,227,000 (see “Note 4. Long-term Debt” above).  We expect to recognize a gain on the repurchase of approximately $4,000,000 net of unamortized issue costs during the Fiscal 2010 Second Quarter.  Including the 1.125% Notes repurchased during the Fiscal 2010 First Quarter we have repurchased notes with an aggregate principal amount of $30,000,000 for an aggregate purchase price of $13,858,000, and will recognize an aggregate gain on the repurchases of approximately $8,000,000 net of unamortized issue costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report. It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  As used in this management’s discussion and analysis, “Fiscal 2010” refers to our fiscal year ending January 30, 2010 and “Fiscal 2009” refers to our fiscal year ended January 31, 2009.  “Fiscal 2010 First Quarter” refers to our fiscal quarter ended May 2, 2009 and “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 3, 2008.  “Fiscal 2010 Second Quarter” refers to our fiscal quarter ending July 1, 2009 and “Fiscal 2010 Third Quarter refers to our fiscal quarter ending October 31, 2009.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended November 1, 2008.  The terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, which are discussed in more detail in “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and in “PART II. OTHER INFORMATION; Item 1A. Risk Factors” below:

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

●
Successful operation of our e-commerce websites and our catalog business is dependent on our ability to maintain efficient and uninterrupted customer service and fulfillment operations.  We cannot assure the successful implementation of our new and upgraded e-commerce platform.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in the notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Except as otherwise disclosed in this section and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Senior Convertible Notes

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements),” which changes the accounting treatment for convertible securities that an issuer may settle fully or partially in cash.  Under FSP APB 14-1 cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and is recorded as additional paid-in capital.  The debt is subsequently accreted to its par value over its expected life with an offsetting increase in interest expense on the income statement to reflect interest expense at the market rate for the debt component at the date of issuance.

We adopted the provisions of FSP APB 14-1 for our 1.125% Senior Convertible Notes and applied the provisions retrospectively to all past periods presented.  Our adoption of FSP APB 14-1 resulted in an initial reduction in long-term debt and increase in stockholders’ equity of $91.7 million as of the date of issuance of the debt (May 2007).  The non-cash amortization of the discount component increases interest expense and long-term debt over the life of the 1.125% Notes (60 months as of May 2, 2009).  The pre-tax amortization to interest expense and increase to long-term debt recognized retrospectively was $7.8 million for Fiscal 2008 (from the date of original issuance), $2.7 million for the Fiscal 2009 First Quarter, and $11.0 million for Fiscal 2009.  The pre-tax amortization for the Fiscal 2010 First Quarter was $2.9 million and will be $10.9 million for Fiscal 2010 (less amortization related to any additional notes that we repurchase).  Our adoption of FSP APB 14-1 also resulted in the reclassification of $2.6 million of debt issuance costs from other assets to equity to allocate a proportionate share of the issuance costs related to the 1.125% Notes to the equity component recognized.  Adoption of the FSP does not affect our cash flows.  Upon maturity of the 1.125% Notes we will be obligated to repay to holders of the notes the $275.0 million principal value of the notes less the principal value of any notes that we repurchase prior to maturity.

RECENT DEVELOPMENTS

On April 3, 2009 we announced the appointment of James P. Fogarty as President and Chief Executive Officer and a member of our Board of Directors.  Mr. Fogarty most recently was a Managing Director with Alvarez & Marsal (“A&M”), a premier independent global professional services firm providing leadership, problem-solving, and value-creation services across the industry spectrum.  He was also a member of the firm’s Executive Committee for North America Restructuring.  In his almost 15 years with A&M he provided performance improvement, crisis management, and restructuring advisory services to numerous companies in various sectors.

During his tenure at A&M Mr. Fogarty most recently served as President and Chief Operating Officer of Lehman Brothers Holdings from September 2008 to the present.  From September 2005 through February 2008 he was President and Chief Executive Officer of American Italian Pasta Company, the largest producer of dry pasta in North America.  He served as the Chief Financial Officer at Levi Strauss & Co. from 2003 to 2005.  From December 2001 through September 2003 he served as Senior Vice President and Chief Financial Officer of The Warnaco Group.

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

Results of Operations

Net sales for the Fiscal 2010 First Quarter were $538.1 million, a decrease of 16.1% from the Fiscal 2009 First Quarter.  Net sales for our Retail Stores segment decreased $95.7 million or 16%, primarily as a result of a comparable store sales decrease of 13% and the impact to sales from store closings since the Fiscal 2009 First Quarter, which included 162 stores closed during the preceding 12-month period.  The comparable store sales decrease is due primarily to weakened consumer demand as a result of the downturn in the economy and partially due to our year-over-year reduction in inefficient promotional spending, as well as our conservative inventory planning and a lack of balanced assortments in inventory.  Net sales for our Direct-to-Consumer segment, which excludes discontinued businesses, decreased $7.5 million primarily as a result of the planned shutdown of our LANE BRYANT WOMAN catalog announced in Fiscal 2009, which we expect to complete by the end of the Fiscal 2010 Second Quarter.

Our gross margin as a percentage of sales increased 1.9% during the Fiscal 2010 First Quarter compared with the Fiscal 2009 First Quarter.  This increase reflects our efforts to tightly manage our inventories in response to the challenging retail environment to limit the level of promotional activity.  Our inventories as of the end of the Fiscal 2010 First Quarter have decreased approximately 21% as compared to the end of the Fiscal 2009 First Quarter on a comparable store basis.

Our operating expenses as a percentage of sales increased 1.7% during the Fiscal 2010 First Quarter compared with the Fiscal 2009 First Quarter primarily due to the lack of leverage on the decrease in net sales.  Our expenses de-leveraged as a percentage of net sales despite our expense management initiatives.

Financial Position

Our balance sheet continued to remain strong, with ample liquidity through our $124.3 million of cash and available-for-sale securities as of the end of the Fiscal 2010 First Quarter  as compared to $100.2 million as of the end of Fiscal 2009.  We continued to generate positive operating cash flow during the Fiscal 2010 First Quarter and ended the quarter with no borrowings against our committed $375.0 million revolving credit facility.  As of May 2, 2009 our available borrowing capacity under the facility was $207.3 million.

During the Fiscal 2010 First Quarter we renewed our $50.0 million Series 1999-2 conduit credit card securitization facility through March 30, 2010.  Combined with our other existing conduit and term credit card secutitization facilities, our current receivables funding structure provides an availability of $640.6 million.  In April 2009 our $180.0 million Series 2004-1 term facility began amortizing at a rate of approximately $14.4 million per month.  We are meeting this amortization requirement through our $155.0 million of available conduit facilities.  We believe that the availability of our combined securitization facilities will continue to exceed our funding requirements during Fiscal 2010.

Management Initiatives

The following are our key initiatives:

●
We are working to improve our marketing.  We believe we can better succeed by focusing on the basics of efficiently driving traffic both to our stores and online, and by focusing on increasing the conversion rate for customers in our stores and on our websites.

●
We are focused on assortments planning and selling outfits.  We believe we can better succeed by improving our buying and in-store merchandising of appropriate assortments of bottoms, tops, accessories, intimates, and related products.

●
We are working to complete the process of transforming into a vertical specialty store model, increasing the percentage of internally designed and developed fashion product and transforming each of our core brands into more independent, distinct brands.

●
We are focused on increasing our internet business across all of our brands.  We are partnering with a third party technology provider to outsource the development and hosting of our new e-commerce platform.  We anticipate that all of our core brands will convert from the existing platform infrastructure to the new platform by the beginning of the Fiscal 2010 Third Quarter, with the objective of providing an improved on-line customer experience and increased sales conversion rates, resulting in an increase in our e-commerce penetration.

●
We are divesting certain non-core assets, including the shutdown of our LANE BRYANT WOMAN catalog and SHOETRADER.COM website, which we expect to complete by the end of the Fiscal 2010 second quarter.  In addition, we continue to explore the sale of our FIGI’S Gifts in Good Taste catalog business.

●
We have significantly reduced our capital expenditures and have eliminated non-essential capital expenditures.  Our capital expenditures for the Fiscal 2010 First Quarter were $4.7 million as compared to $22.0 million for the Fiscal 2009 First Quarter.  We expect our capital expenditures for Fiscal 2010 to be approximately half of our Fiscal 2009 expenditures.

We will continue to take a conservative operating approach given the current uncertain economic climate and our expectations for continued weak traffic trends and we will continue to maintain appropriate inventory levels and proactively control our operating expenses.

The following discussion of our results of operations, liquidity, and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Item 1.  Financial Statements (Unaudited); “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage
	Thirteen Weeks Ended(1)		Change
	May 2,	May 3,	From Prior
	2009	2008	Period

Net sales	100.0%	100.0%	(16.1)%
Cost of goods sold, buying, catalog, and occupancy expenses	69.2	69.7	(16.7)
Selling, general, and administrative expenses	29.4	29.1	(15.4)
Restructuring and other charges	1.6	0.6	141.1
Income/(loss) from operations	(0.2)	0.6	(133.8)
Other income	0.0	0.1	(61.6)
Gain on repurchase of 1.125% Senior Convertible Notes	0.8	–	–
Interest expense	0.9	0.8	1.2
Income tax provision	0.9	0.0	**
Loss from continuing operations	(1.2)	(0.1)	591.4
Loss from discontinued operations, net of tax	–	(7.2)	–
Net loss	(1.2)	(7.3)	(86.0)
____________________
(1) Results may not add due to rounding.
** Not meaningful.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(13)%	(13)%
LANE BRYANT(3)	(15)	(12)
FASHION BUG	(13)	(12)
CATHERINES	(9)	(16)

Sales from new stores as a percentage of total
Consolidated prior-period sales(2):
LANE BRYANT(3)	2	4
FASHION BUG	0	1
CATHERINES	0	1
Other retail stores(4)	0	0

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
LANE BRYANT(3)	(2)	(3)
FASHION BUG	(3)	(1)
CATHERINES	0	(0)

Decrease in Retail Stores segment sales	(16)	(11)

Direct-to-Consumer segment
(Decrease)/Increase in Direct-to-Consumer segment sales	(28)	162 (5)

Decrease in consolidated total net sales	(16)	(8)
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
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE stores, which were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores.
(5) Primarily due to LANE BRYANT WOMAN catalog which began operations in the Fiscal 2008 Fourth Quarter.

The following table shows details of our consolidated results of operations:

			Depreciation	Income
	Net		and	Before Interest
(In millions)	Sales		Amortization	and Taxes

Thirteen weeks ended May 2, 2009
LANE BRYANT(1)	$253.8		$8.0	$30.8
FASHION BUG	178.7		3.0	(0.2)
CATHERINES	78.7		1.7	7.7
Other retail stores(2)	4.4		0.0	0.2
Total Retail Stores segment	515.6		12.7	38.5
Total Direct-to-Consumer segment	19.5		0.0	(3.4)
Corporate and other	3.0	(3)	7.8	(31.9	)(4)
Total consolidated	$538.1		$20.5	$3.2

Thirteen weeks ended May 3, 2008
LANE BRYANT(1)	$297.0		$8.1	$29.7
FASHION BUG	221.8		5.2	7.1
CATHERINES	86.5		0.4	7.2
Other retail stores(2)	6.0		0.1	(0.6)
Total Retail Stores segment	611.3		13.8	43.4
Total Direct-to-Consumer segment	26.9		0.0	(4.2)
Corporate and other	3.1	(3)	12.5	(34.9	)(4)
Total consolidated	$641.3		$26.3	$4.3
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(3) Primarily revenue related to loyalty card fees.
(4) Includes restructuring and other charges of $8.7 million in 2009 and $3.6 million in 2008.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2010 and planned store activity for all of Fiscal 2010:

				PETITE
	LANE	FASHION		SOPHISTICATE
	BRYANT	BUG	CATHERINES	OUTLET	Total

Fiscal 2010 Year-to-Date:
Stores at January 31, 2009	892	897	463	49	2,301

Stores opened	3	0	3	0	6
Stores closed(1)	(11)	(18)	(1)	(5)	(35)
Net change in stores	(8)	(18)	2	(5)	(29)

Stores at May 2, 2009	884	879	465	44	2,272

Stores relocated during period	5	0	0	0	5

Fiscal 2010:
Planned store openings	6	0	5	0	11
Planned store closings	30 (2)	45	13	17	105
Planned store relocations	9	3	0	0	12

____________________
(1) Includes 6 FASHION BUG and 4 LANE BRYANT stores closed as part of the store closing initiatives announced in February 2008 and November 2008.
(2) Includes 1 LANE BRYANT OUTLET store.

Comparison of Thirteen Weeks Ended May 2, 2009 and May 3, 2008

Consolidated Results of Operations

Net Sales

Fiscal 2010 First Quarter consolidated net sales decreased as compared to the Fiscal 2009 First Quarter primarily as a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the impact to sales from store closings since the Fiscal 2009 First Quarter, which included 162 stores closed during the preceding 12-month period.  In addition, net sales from our Direct-to-Consumer segment decreased primarily as a result of the planned shutdown of our Lane Bryant Woman catalog business which we announced in the third quarter of Fiscal 2009.

Cost of Goods Sold, Buying, Catalog, and Occupancy

Consolidated cost of goods sold, buying, catalog, and occupancy expenses decreased 0.5% as a percentage of consolidated net sales in the Fiscal 2010 First Quarter as compared to the prior-year period.  The decrease is primarily attributable to improvements in gross margins from reduced promotional activity during the current-year period.  The improvements in gross margins were substantially offset by negative leverage on occupancy expenses from the decrease in consolidated net sales.  Although occupancy expenses as a percentage of consolidated net sales de-leveraged as compared to the prior year, occupancy expenses decreased in dollar amount primarily as a result of the closing of under-performing stores, as well as other store-related occupancy savings.  Catalog advertising expenses decreased as compared to the prior-year period primarily as a result of the discontinuance of our LANE BRYANT WOMAN catalog.

Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses increased 0.3% as a percentage of consolidated net sales, primarily as a result of negative leverage from the decrease in consolidated net sales, they decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to the closing of under-performing stores and our expense reduction initiatives.  During the Fiscal 2009 First Quarter we recognized $3.8 million of expenses in connection with advisory and legal fees relating to a proxy contest which was settled in May 2008.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the Fiscal 2010 First Quarter decreased at each of our Retail Stores brands as compared to the Fiscal 2009 First Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending due to the current economic environment.  Additionally, the closing of 162 stores during the preceding 12-month period contributed to the decrease in net sales at our Retail Stores brands.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for our all of our brands except for FASHION BUG.

During the Fiscal 2010 First Quarter we recognized revenues of $5.0 million in connection with our loyalty card programs as compared to revenues of $5.1 million during the Fiscal 2009 First Quarter.

Cost of Goods Sold, Buying, and Occupancy

Cost of goods sold, buying, and occupancy expenses for the Retail Stores segment as a percentage of net sales decreased 0.5%, which was primarily attributable to improved gross margins from reduced promotional activity during the current-year period as a result of our proactive management of inventory in response to reduced consumer demand.  The improved gross margins were substantially offset by negative leverage on occupancy expenses from the decrease in Retail Stores net sales.  Buying and occupancy expenses increased 1.6% as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, expense dollars decreased as a result of the closing of under-performing stores and other expense reduction initiatives.

Cost of goods sold, buying, and occupancy expenses as a percentage of net sales increased 3.5% for FASHION BUG and decreased 2.9% for CATHERINES and 2.3% for LANE BRYANT.  Merchandise margins at FASHION BUG decreased compared to prior year as a result of increased promotional activity in response to reduced traffic, while CATHERINES and LANE BRYANT experienced increased merchandise margins due to reduced promotional activity.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 0.1% primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands, particularly at FASHION BUG and LANE BRYANT, where the closing of under-performing stores and other store expense reduction initiatives resulted in reductions to selling, general, and administrative expenses.  Selling, general, and administrative expenses as a percentage of net sales decreased 0.2% for FASHION BUG, increased 1.4% for CATHERINES, and increased 0.4% for LANE BRYANT.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to reduced sales from our LANE BRYANT WOMAN catalogs and related websites.  As noted above, we decided in Fiscal 2009 to discontinue the LANE BRYANT WOMAN catalog and SHOETRADER.COM website, which we expect to complete by the end of the Fiscal 2010 Second Quarter.

Cost of Goods Sold, Buying, Catalog, and Occupancy

The 11.9% increase in cost of goods sold, buying, catalog, and occupancy expenses as a percentage of net sales for our Direct-to-Consumer segment resulted primarily from liquidation of inventories as a result of our decision to shut down the LANE BRYANT WOMAN catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment decreased as a percentage of sales and in dollar amount compared to the prior-year period primarily as a result of the decision to shut down the LANE BRYANT WOMAN catalog business.

Restructuring and Other Charges

During the Fiscal 2010 First Quarter we continued to implement cost-saving and streamlining initiatives announced during Fiscal 2009.  During the Fiscal 2009 First Quarter we substantially completed the relocation of our CATHERINES operations in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania and began to execute on the closing of 150 under-performing stores, which was substantially completed during Fiscal 2009.

During the Fiscal 2010 First Quarter we recognized the following pre-tax charges recorded as restructuring and other charges:

●	$4.1 million for costs related to our multi-year business transformation initiatives.

●
$1.2 million for retention and non-cash accelerated depreciation for the planned shutdown of the LANE BRYANT WOMAN catalog operations, which we expect to complete by the end of the Fiscal 2010 Second Quarter.

●
$2.9 million for accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business, which will be fully depreciated by the Fiscal 2010 Third Quarter.

●	$0.5 million for lease termination costs related to the closing of under-performing stores.

During the Fiscal 2009 First Quarter we recognized pre-tax charges of $1.7 million for severance, retention, and relocation costs related to the consolidation of a number of our operating functions.  We also recognized $1.9 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores to be closed and accelerated depreciation related to the closing of the Memphis facility.

Income Tax Provision

Our income tax provision for the Fiscal 2010 First Quarter was $4.7 million on a loss from continuing operations before taxes of $1.8 million as compared to a tax provision of $0.3 million on a loss from continuing operations before taxes of $0.7 million for the Fiscal 2009 First Quarter.  The income tax provision for the Fiscal 2010 First Quarter was a result of a non-cash provision to establish a valuation allowance against our net operating loss and other tax benefits, an increase in our liability for unrecognized tax benefits, interest and penalties in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” and state and foreign income taxes payable.  The Fiscal 2009 First Quarter provision was unfavorably impacted by an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48 and by state and foreign income taxes payable.

During the Fiscal 2009 Third Quarter we evaluated our assumptions regarding the recoverability of our net deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  We continue to provide a valuation allowance against our net deferred tax assets and accordingly, during the thirteen weeks ended May 2, 2009, we recognized a non-cash provision of $3.6 million to reflect the generation of additional net operating losses and other tax benefits.  In future periods we will continue to record a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.

The recognition of a tax valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using the underlying tax net operating loss and credit carryforwards or other deferred tax assets in the future when results are profitable.  Pursuant to SFAS No. 109, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a portion of the net deferred tax assets.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the third quarter of Fiscal 2009 (see “Item 1.  Financial Statements (Unaudited); “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  During the Fiscal 2009 First Quarter we recognized a net loss from discontinued operations of $6.7 million and an estimated loss on disposition of the discontinued operations of $39.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	May 2,	January 31,
(Dollars in millions)	2009	2009

Cash and cash equivalents	$123.9	$93.8
Available-for-sale securities	$0.4	$6.4
Working capital	$388.9	$382.0
Current ratio	2.3	2.4
Long-term debt to equity ratio	42.1%	43.3%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 1. Financial Statements (Unaudited)” above, which includes the results of both our continuing operations and our discontinued operations for the Fiscal 2009 First Quarter.

Our net cash provided by operating activities decreased to $35.2 million for the Fiscal 2010 First Quarter from $46.2 million for the Fiscal 2009 First Quarter.  The decrease was primarily a result of the timing of payments for prepaid and accrued expenses and a $5.6 million increase in the loss from continuing operations, which were substantially offset by a $22.4 million decrease in our investment in inventories, net of accounts payable, as compared to the prior-year period as a result of our continued efforts to reduce inventory levels.  On a comparable-store basis, inventories decreased 21% as of May 2, 2009 as compared to May 3, 2008.  We supplemented cash flow from operations with proceeds from net sales of available-for-sale securities of $7.5 million during the Fiscal 2010 First Quarter and $6.8 million during the Fiscal 2009 First Quarter.

During the Fiscal 2010 First Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $13.5 million and a carrying value (net of unamortized discount) of $10.0 million for an aggregate purchase price of $5.6 million.  Subsequent to the Fiscal 2010 First Quarter, we repurchased additional notes with an aggregate principal amount of $16.5 million for an aggregate purchase price of $8.2 million.  During the Fiscal 2009 First Quarter we used $2.3 million of cash for repayments of long-term debt and $11.0 million of cash to purchase 2.0 million shares of common stock.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $4.7 million during the Fiscal 2010 First Quarter as compared to $22.0 million for the Fiscal 2009 First Quarter.  Construction allowances received from landlords were $3.4 million for the current-year period as compared to $17.4 million for the prior-year period.  We also acquired equipment through capital leases of $1.8 million during the Fiscal 2009 First Quarter.

As part of our previously announced streamlining initiatives and in response to the current difficult economic environment, we are significantly reducing capital expenditures during Fiscal 2010.  We plan to open approximately 11 new stores in Fiscal 2010 as compared to 48 new stores in Fiscal 2009, and anticipate that our Fiscal 2010 gross capital expenditures will be approximately $29.6 million before construction allowances received from landlords as compared to gross capital expenditures of $55.8 million for Fiscal 2009.  We expect to finance these capital expenditures primarily through internally-generated funds and to a lesser extent through capital lease financing.

Repurchases of Common Stock

During the Fiscal 2009 First Quarter we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under a $200 million share repurchase program announced in November 2007 and 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We have not repurchased any shares of common stock subsequent to the Fiscal 2009 First Quarter.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before and immediately after such repurchase.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information regarding the share-repurchase program announced in November 2007.

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

FINANCING

Off-Balance-Sheet Financing

Asset Securitization Program

Our asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Additional information regarding our asset securitization facilities is included in “Notes to Condensed Consolidated Financial Statements; Note 9. Asset Securitization” above; under the caption “MARKET RISK” below; and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Asset Securitization” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” of our January 31, 2009 Annual Report on Form 10-K.

As of May 2, 2009, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2004-VFC	Series 2004-1	Series 2007-1

Date of facility	May 1999	January 2004	August 2004	October 2007
Type of facility	Conduit	Conduit	Term	Term
Maximum funding	$50.0	$105.0	$180.0	$320.0
Funding as of May 2, 2009	$11.0	$ 3.5	$165.6	$320.0
First scheduled principal payment	Not applicable	Not applicable	April 2009	April 2012
Expected final principal payment	Not applicable(1)	Not applicable(1)	March 2010	March 2013
Next renewal date	March 2010	January 2010	Not applicable	Not applicable
____________________
(1)   Series 1999-2 and Series 2004-VFC have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing.  These series begin amortizing on the next renewal date subject to the further extension of the renewal date as a result of renewal of the purchase commitment.

During the Fiscal 2010 First Quarter we renewed our Series 1999-2 conduit facility through March 30, 2010 and Series 2004-1 began its scheduled principal amortization, which will be completed in March 2010.

We securitized $175.7 million of private label credit card receivables in the Fiscal 2010 First Quarter and had $499.2 million of securitized credit card receivables outstanding as of May 2, 2009.  We held certificates and retained interests in our securitizations of $87.0 million as of May 2, 2009 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC, Charming Shoppes Seller, Inc., and Catalog Seller LLC, our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of May 2, 2009 included $49.9 million of QSPE certificates, an interest-only (“I/O”) strip of $18.0 million, and other retained interests of $19.1 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2008 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  As of May 2, 2009 the Trust was in compliance with its financial performance standards, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of May 2, 2009 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

We plan to refinance our maturing securitization series with our credit conduit facilities totaling $155.0 million, which are renewed annually.  To the extent that these conduit facilities are not renewed they would begin to amortize and we would finance this amortization using our $375.0 million committed revolving credit facilities to the extent available.  During the Fiscal 2010 First Quarter we renewed our Series 1999-2 conduit facility through March 30, 2010.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability under our revolving credit facilities for such financing.  Without adequate liquidity our ability to offer our credit program to our customers, and consequently our financial condition and results of operations, would be adversely affected.

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

Further details of our net credit contribution are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008

Net securitization excess spread revenues	$16.9	$23.3
Net additions to the I/O strip and servicing liability	(1.2)	0.3
Other credit card revenues, net(1)	3.2	3.3
Total credit card revenues	18.9	26.9
Less total credit card program expenses	14.9	17.9
Total credit contribution	$4.0	$9.0
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

The primary reason for the decline in the total credit contribution for the thirteen weeks ended May 2, 2009 as compared to the thirteen weeks ended May 3, 2008 is the reduction in net securitization excess spread revenues associated with the decrease in outstanding balances due to the sale of the Crosstown Traders apparel-related catalog credit card receivables as well as receivables declines in the other brand credit card portfolios due primarily to reduced sales.

Further details of our outstanding receivables are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008

Average managed receivables outstanding	$504.4	$585.4
Ending managed receivables outstanding	$499.2	$596.1

Operating Leases

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Leases” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Revolving Credit Facility

Our revolving credit facility agreement provides for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, and provides that up to $300 million of the facility may be used for letters of credit.  In addition, we may request, subject to compliance with certain conditions, additional revolving credit commitments up to an aggregate maximum availability of $500 million.  The agreement expires on July 28, 2010.  We had an aggregate total of $1.1 million of unamortized deferred debt acquisition costs related to the facility as of May 2, 2009, which we are amortizing on a straight-line basis over the life of the facility as interest expense.

The facility includes provisions for customary representations and warranties and affirmative covenants, and includes customary negative covenants providing for certain limitations on, among other things, sales of assets; indebtedness; loans, advances and investments; acquisitions; guarantees; and dividends and redemptions.  In addition, the facility agreement provides that if “Excess Availability” falls below 10% of the “Borrowing Base,” through high levels of borrowing or letter of credit issuance for example, we may be required to maintain a minimum “Fixed Charge Coverage Ratio” (terms in quotation marks in this paragraph and the following paragraph are defined in the facility agreement).  The facility is secured by our general assets, except for assets related to our credit card securitization facilities, real property, equipment, the assets of our non-U.S. subsidiaries, and certain other assets.  As of May 2, 2009 the “Excess Availability” under the facility was $267.6 million, or 94.1% of the “Borrowing Base.”  As of May 2, 2009, we were not in violation of any of the covenants included in the facility.

The interest rate on borrowings under the facility is Prime for Prime Rate Loans, and LIBOR as adjusted for the “Reserve Percentage” (as defined in the facility agreement) plus 1.0% to 1.5% per annum for Eurodollar Rate Loans.  The applicable rate is determined monthly, based on our average “Excess Availability.”  As of May 2, 2009, the applicable rates under the facility were 3.25% for Prime Rate Loans and 1.67% (LIBOR plus 1.25%) for Eurodollar Rate Loans.  There were no borrowings outstanding under the facility as of May 2, 2009.

Long-term Debt

During the Fiscal 2010 First Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $13.5 million and a carrying value (net of unamortized discount) of $10.0 million for an aggregate purchase price of $5.6 million.  Subsequent to the end of the Fiscal 2010 First Quarter we repurchased additional notes with an aggregate principal amount of $16.5 million for an aggregate purchase price of $8.2 million (see “Note 4. Long-term Debt” and “Note 14. Subsequent Event” above).  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us as circumstances may allow.

See “FORWARD-LOOKING STATEMENTS” above and “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

In Fiscal 2010 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and available-for-sale securities, securitization facilities, and borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2010.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.  We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  We may also elect to redeem debt financing prior to maturity or to purchase additional 1.125% Senior Convertible Notes under circumstances that we believe to be favorable to us.  At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the market value of our outstanding debt, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

We manage our proprietary credit card programs through various operating entities that we own.  The primary activity of these entities is to service the balances of our proprietary credit card receivables portfolio that we sell under credit card securitization facilities.  Under the securitization facilities we can be exposed to fluctuations in interest rates to the extent that the interest rates charged to our customers vary from the rates paid on certificates issued by the QSPEs.

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating-interest-rate and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of May 2, 2009 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $321.4 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $86.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2010, an increase of approximately $180 thousand in selling, general, and administrative expenses would result.

See “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for a further discussion of other market risks related to our securitization facilities.

As of May 2, 2009, there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Item 1A. Risk Factors

“Part I. Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended January 31, 2009 included disclosure of the following risk factor:

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

On April 3, 2009 we announced the appointment of James P. Fogarty as President and Chief Executive Officer and a member of our Board of Directors, replacing Alan Rosskamm, our then Interim Chief Executive Officer.  Mr. Rosskamm continues to serve as Chairman of our Board of Directors.  Nevertheless, we remain largely dependent on our executive officers and their management team to execute our business strategy.

“Part I. Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended January 31, 2009 also included disclosure of the following risk factor:

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

Subsequent to our filing on April 1, 2009 of our Form 10-K for the fiscal year ended January 31, 2009 our common stock has traded in a price range between $1.33 and $3.99 (through June 1, 2009).  We believe that our dual listing on the Chicago Stock Exchange and the recent trading prices of our common stock have mitigated this risk factor.

Other than the above, we have not become aware of any material changes in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  See also “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” and “RECENT DEVELOPMENTS” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

February 1, 2009 through
February 28, 2009	26,905	(1)	$1.12	–
March 1, 2009 through
April 4, 2009	61,938	(1)	1.33	–
April 5, 2009 through
May 2, 2009	0		0.00	–
Total	88,843		$1.27	–	(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)   On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to May 3, 2008. As of May 2, 2009, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

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

2.2
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).

2.3
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).

2.4
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1
Offer Letter dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.1).

10.2
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.3
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James B. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.4
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James B. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.5
Form of Amendment to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: June 10, 2009	/S/ JAMES P. FOGARTY
James P. Fogarty
President
Chief Executive Officer

Date: June 10, 2009	/S/ ERIC M. SPECTER
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

2.2
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).

2.3
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).

2.4
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1
Offer Letter dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.1).

10.2
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.3
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James B. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.4
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James B. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.5
Form of Amendment to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.