Form 10-Q
period 2009-08-01
CHARMING SHOPPES INC
filed 2009-09-02
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of August 26, 2009 was 115,553,275 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1,	January 31,
(In thousands, except share amounts)	2009	2009
		(As Adjusted)

ASSETS
Current assets
Cash and cash equivalents	$116,699	$93,759
Available-for-sale securities	400	6,398
Accounts receivable, net of allowances of $2,362 and $6,018	3,359	33,300
Investment in asset-backed securities	100,358	94,453
Merchandise inventories	259,473	268,142
Deferred taxes	3,439	3,439
Prepayments and other	173,352	155,430
Total current assets	657,080	654,921

Property, equipment, and leasehold improvements – at cost	1,072,785	1,076,972
Less accumulated depreciation and amortization	726,478	693,796
Net property, equipment, and leasehold improvements	346,307	383,176

Trademarks and other intangible assets	187,132	187,365
Goodwill	23,436	23,436
Other assets	28,251	28,243
Total assets	$1,242,206	$1,277,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$121,165	$99,520
Accrued expenses	152,031	166,631
Current portion – long-term debt	6,483	6,746
Total current liabilities	279,679	272,897

Deferred taxes	47,885	46,197
Other non-current liabilities	180,062	188,470
Long-term debt, net of debt discount of $54,459 and $72,913	196,257	232,722

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 154,041,918 shares and 153,482,368 shares	15,404	15,348
Additional paid-in capital	501,580	498,551
Treasury stock at cost – 38,491,692 shares	(347,764)	(347,730)
Accumulated other comprehensive income	0	5
Retained earnings	369,103	370,681
Total stockholders’ equity	538,323	536,855
Total liabilities and stockholders’ equity	$1,242,206	$1,277,141

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	August 1,	August 2,
(In thousands, except per share amounts)	2009	2008
		(As Adjusted)

Net sales	$527,217	$648,616

Cost of goods sold	263,358	345,786
Gross profit	263,859	302,830

Occupancy and buying expenses	100,084	105,620
Selling, general, and administrative expenses	134,279	164,469
Depreciation and amortization	19,192	22,988
Restructuring and other charges	7,768	14,945
Total operating expenses	261,323	308,022

Income/(loss) from operations	2,536	(5,192)

Other income	283	792
Gain on repurchases of 1.125% Senior Convertible Notes	7,313	0
Interest expense	(4,485)	(4,842)

Income/(loss) from continuing operations before income taxes	5,647	(9,242)
Income tax provision/(benefit)	664	(3,719)

Income/(loss) from continuing operations	4,983	(5,523)

Loss from discontinued operations, net of income tax benefit
of $2,624 in 2008	0	(5,153)

Net income/(loss)	4,983	(10,676)

Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities, net of income tax
provision of $2 in 2008	0	1

Comprehensive income/(loss)	$4,983	$(10,675)

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$.04	$(.05)
Loss from discontinued operations	.00	(.05)
Net income/(loss)(1)	$.04	$(.09)

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$.04	$(.05)
Loss from discontinued operations	.00	(.05)
Net income/(loss)(1)	$.04	$(.09)

See Notes to Condensed Consolidated Financial Statements
____________________
(1) Results may not add due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Twenty-six Weeks Ended
	August 1,	August 2,
(In thousands, except per share amounts)	2009	2008
		(As Adjusted)

Net sales	$1,065,353	$1,289,962

Cost of goods sold	513,919	660,213
Gross profit	551,434	629,749

Occupancy and buying expenses	202,640	212,348
Selling, general, and administrative expenses	291,781	350,781
Depreciation and amortization	39,274	49,499
Restructuring and other charges	16,473	18,556
Total operating expenses	550,168	631,184

Income/(loss) from operations	1,266	(1,435)

Other income	481	1,307
Gain on repurchases of 1.125% Senior Convertible Notes	11,564	0
Interest expense	(9,505)	(9,803)

Income/(loss) from continuing operations before income taxes	3,806	(9,931)
Income tax provision/(benefit)	5,384	(3,459)

Loss from continuing operations	(1,578)	(6,472)

Loss from discontinued operations, net of income tax benefit
of $12,698 in 2008	0	(51,047)

Net loss	(1,578)	(57,519)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities, net of income tax
benefit of $13 in 2008	(5)	(24)

Comprehensive loss	$(1,583)	$(57,543)

Basic net loss per share:
Loss from continuing operations	$(.01)	$(.06)
Loss from discontinued operations	.00	(.45)
Net loss(1)	$(.01)	$(.50)

Diluted net loss per share:
Loss from continuing operations	$(.01)	$(.06)
Loss from discontinued operations	.00	(.45)
Net loss(1)	$(.01)	$(.50)

See Notes to Condensed Consolidated Financial Statements
____________________
(1) Results may not add due to rounding.

 CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	August 1,	August 2,
(In thousands)	2009	2008
		(As Adjusted)

Operating activities
Net loss	$(1,578)	$(57,519)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	40,501	50,382
Stock-based compensation	2,974	5,014
Net loss/(gain) from disposition of capital assets	237	(1,066)
Net loss/(gain) from securitization activities	178	(83)
Accretion of discount on 1.125% Senior Convertible Notes	5,434	5,417
Estimated loss on disposition of discontinued operations	0	42,768
Deferred income taxes	1,691	(2,091)
Gain on repurchases of 1.125% Senior Convertible Notes	(11,564)	0
Write-down of deferred taxes related to stock-based compensation	0	(1,333)
Write-down of capital assets	7,128	2,217
Changes in operating assets and liabilities
Accounts receivable, net	29,941	29,995
Merchandise inventories	8,669	95
Accounts payable	21,645	32,242
Prepayments and other	(23,053)	4,054
Accrued expenses and other	(24,790)	1,425
Net cash provided by operating activities	57,413	111,517

Investing activities
Investment in capital assets	(9,766)	(38,459)
Proceeds from sales of capital assets	1,219	4,813
Gross purchases of securities	(1,698)	(3,489)
Proceeds from sales of securities	8,588	10,719
Decrease in other assets	3,354	459
Net cash provided/(used) by investing activities	1,697	(25,957)

Financing activities
Proceeds from long-term borrowings	0	108
Repayments of long-term borrowings	(3,448)	(4,579)
Repurchases of 1.125% Senior Convertible Notes	(26,617)	0
Net payments for settlements of hedges on convertible notes	(31)	0
Payments of deferred financing costs	(6,328)	(46)
Purchases of treasury stock	0	(10,969)
Net proceeds/(payments) from shares issued under employee stock plans	254	(62)
Net cash used by financing activities	(36,170)	(15,548)

Increase in cash and cash equivalents	22,940	70,012
Cash and cash equivalents, beginning of period	93,759	61,842
Cash and cash equivalents, end of period	$116,699	$131,854

Non-cash financing and investing activities
Assets acquired through capital leases	$0	$5,959

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in Exhibit 99.1 of our Form 8-K dated June 19, 2009, which retrospectively revised the financial statements and related notes included in our January 31, 2009 Annual Report on Form 10-K as a result of our adoption of FASB Staff Position (“FSP”) APB 14-1 (see Change in Accounting Principle” and “Note 4. Long-term Debt” below).  The results of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, the term “Fiscal 2009” refers to our fiscal year ending January 30, 2010, the term “Fiscal 2008” refers to our fiscal year ended January 31, 2009, the term “Fiscal 2007” refers to our fiscal year ended February 2, 2008, and the term “Fiscal 2006” refers to our fiscal year ended February 3, 2007.  The term “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 2, 2009 and the term “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 3, 2008.  The term “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009 and the term “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  The term “Fiscal 2009 Third Quarter” refers to our fiscal quarter ending October 31, 2009, the term “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 1, 2008, and the term “Fiscal 2008 Fourth Quarter” refers to our fiscal quarter ended January 31, 2009.  The term “Fiscal 2010” refers to our fiscal year ending January 29, 2011.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Reclassifications

Effective with the Fiscal 2009 Second Quarter we modified the presentation of our condensed consolidated statements of operations and comprehensive income to provide additional details of our operating expenses.  The modifications consist primarily of separate disclosure of cost of goods sold, occupancy and buying expenses, and the reclassification of depreciation and amortization from occupancy, buying, selling, general, and administrative expenses to a separate line within operating expenses.

The following table presents our cost of goods sold, gross profit, and operating expenses for Fiscal 2008 prepared on a consistent basis with the current-year presentation for comparative purposes.

	Thirteen Weeks Ended				Year Ended
	May 3,	August 2,	November 1,	January 31,	January 31,
(In thousands)	2008	2008	2008	2009	2009

Cost of goods sold	$314,427	$345,786	$299,195	$367,979	$1,327,387
Gross profit	326,919	302,830	253,871	263,891	1,147,511

Operating expenses:
Occupancy and buying	106,728	105,620	106,553	108,940	427,841
Selling, general, and administrative	186,312	164,469	166,338	172,976	690,095
Depreciation and amortization	26,511	22,988	23,131	21,111	93,741

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Change in Accounting Principle

The accompanying condensed consolidated balance sheet as of January 31, 2009 and the condensed consolidated statements of operations and comprehensive income for the thirteen and twenty-six weeks ended August 2, 2008 have been adjusted to reflect the retrospective adoption as of February 1, 2009 of FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements).”  Our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) are within the scope of FSP APB 14-1.  See “Note 4. Long-term Debt” below for further information related to our adoption of FSP APB 14-1.

In connection with the adoption of FSP APB 14-1 we identified an error related to the accounting for deferred taxes for a purchased call option that we entered into contemporaneously with the issuance of our 1.125% Notes in Fiscal 2007.  Concurrent with the issuance of the Notes we entered into a series of hedge transactions, which included the purchase of a call option with a cost of approximately $90,500,000.  The cost of the call option was accounted for as an equity transaction in our financial statements.  For income tax purposes the cost of the call option is treated as original issue discount (“OID”) and amortized over the life of the 1.125% Notes.  We were recording the resulting tax benefit in our financial statements as an increase to additional paid-in capital as the tax benefit was reported in our annual income tax returns.  However, the treatment of the call option as OID for income tax purposes created a book-tax basis difference on the issuance date of the debt for which a deferred tax asset of approximately $33,000,000 should have been recognized, with a corresponding increase to additional paid-in capital.

During Fiscal 2008, based on our evaluation of the realization of deferred tax assets and negative evidence provided by recent losses, we recognized a non-cash income tax provision to establish a full valuation allowance against our net deferred tax assets.  Accordingly, the understatement of deferred tax assets resulted in an understatement of the valuation allowance for deferred tax assets and the income tax provision in Fiscal 2008 of approximately $30,000,000.

In evaluating these errors we considered the requirements in FASB Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” SEC Staff Accounting Bulletin No. 99, “Materiality,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.”  We considered both the quantitative and qualitative factors in evaluating the materiality of the errors and concluded that the errors are not material to the Fiscal 2007 and Fiscal 2008 financial statements.  Accordingly, we have not restated our previously issued financial statements to correct these errors.  However, the correction of these errors has been considered when adjusting the historical financial statements and related notes that are included in Exhibit 99.1 of our Form 8-K dated June 19, 2009 for the retrospective application of FSP APB 14-1.  The financial statements and related footnotes included in the Form 8-K dated June 19, 2009 revise the financial statements included in our Form 10-K for the fiscal year ended January 31, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

In accordance with FSP APB 14-1, which requires retrospective application in all periods presented, the 1.125% Notes are separated into their debt and equity components.  The carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component.  The carrying amount of the equity component represented by the embedded conversion option is then determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole.   Upon measuring the liability in accordance with FSP APB 14-1, we determined that the tax basis and book basis of the debt are substantially the same; therefore the effects of the aforementioned financial statement errors in Fiscal 2007 and Fiscal 2008 related to deferred income taxes and income tax expense were substantially offset by the effects of adopting FSP APB 14-1.

Discontinued Operations

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles (collectively, “Crosstown Traders”) in order to provide a greater focus on our core brands and to enhance shareholder value.  Crosstown Traders met the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as held for sale.  Accordingly, the results of operations of Crosstown Traders were reported as discontinued operations in our consolidated statements of operations as of the beginning of the Fiscal 2008 First Quarter.  In August 2008 we entered into a definitive agreement to sell the Crosstown Traders non-core misses apparel catalogs and the sale was completed in September 2008.  Crosstown Traders’ operations have been eliminated from our financial statements as of the date of sale.

In August 2008 we announced our plans to explore the sale of our FIGI’S® Gifts in Good Taste catalog business based in Wisconsin, stating at that time that we would only enter into a transaction at an acceptable valuation.  The results of operations of FIGI’S were not reported as discontinued operations as they had not met the requirements of SFAS No. 144.  In July 2009 we announced the discontinuation of the exploration of the sale of FIGI’S.

Results from discontinued operations for the thirteen and twenty-six weeks ended August 2, 2008 (as restated) were as follows:

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	August 2,		August 2,
(In thousands)	2008		2008

Net sales	$56,569		$121,248

Loss from discontinued operations	$(7,777	)(1)	$(63,745	)(2)
Income tax benefit	(2,624	)(1)	(12,698	)(2)
Loss from discontinued operations, net of income tax benefit	$(5,153	)(1)	$(51,047	)(2)
____________________
(1) Includes reduction of estimated loss on disposition of $980, net of a reduction in income tax benefit of $1,503 and a loss from operations of ($6,133), net of an income tax benefit of ($4,127).
(2) Includes an estimated loss on disposition of ($38,190), net of an income tax benefit of ($4,578) and a loss from operations of ($12,857), net of an income tax benefit of ($8,120).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

During the Fiscal 2008 Third Quarter we announced the shutdown of our LANE BRYANT WOMAN catalog, which was completed during the Fiscal 2009 Second Quarter.  The customers served by this catalog sales channel will continue to be served by our other LANE BRYANT sales channels; therefore, the shutdown of the LANE BRYANT WOMAN catalog operations did not meet the requirements of SFAS No. 144 for being reported as a discontinued operation.

On August 13, 2009 we announced an agreement for the sale of our credit card receivables program to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into a ten-year operating agreement with Alliance Data for the servicing of our private label credit card receivables program (see “Note 15. Subsequent Events” below).  Due to our significant continuing involvement and retained cash flows as a result of the ten-year operating agreement with Alliance Data, we determined in accordance with EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” that the sale of the credit card receivables program did not meet the requirements of SFAS No. 144 for being reported as a discontinued operation.  Our investment in asset-backed securities on our condensed consolidated balance sheet represents the assets held for sale in connection with the agreement for the sale of our credit card receivables program.

The financial information for the Fiscal 2008 periods included in these Notes to Condensed Consolidated Financial Statements reflects only the results of our continuing operations.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  Additional information regarding our segment reporting is included in “Note 10. Segment Reporting” below.  We also include sales and operating profit by brand in our Management’s Discussion and Analysis of Results of Operations in order to provide additional information for our Retail Stores segment.

Stock-based Compensation

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 11.  Stock-Based Compensation Plans” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

Shares available for future grants under our stock-based compensation plans as of August 1, 2009:

2004 Stock Award and Incentive Plan	2,322,935
2003 Non-Employee Directors Compensation Plan	121,897
1994 Employee Stock Purchase Plan	624,421
1988 Key Employee Stock Option Plan	119,004

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Stock option and stock appreciation rights activity for the twenty-six weeks ended August 1, 2009:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at January 31, 2009	3,292,385	$5.09	$1.00	–	$13.84	$0
Granted – exercise price equal to market price	4,692,300	1.68	0.99	–	4.74
Canceled/forfeited	(446,446)	5.18	1.00	–	11.28
Exercised	(2,432)	1.00	1.00	–	1.00	6	(2)
Outstanding at August 1, 2009	7,535,807	$2.96	$0.99	–	$13.84	$13,765
Exercisable at August 1, 2009	1,360,009	$6.35	$1.00	–	$13.84	$0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Stock-based compensation expense includes compensation cost for (i) all partially-vested stock-based awards granted prior to the beginning of Fiscal 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) all stock-based awards granted subsequent to the beginning of Fiscal 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123.  Current grants of stock-based compensation consist primarily of stock appreciation right awards.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In thousands)	2009	2008	2009	2008

Total stock-based compensation expense	$1,264	$2,116	$2,974	$5,014

During the Fiscal 2009 Second Quarter and the Fiscal 2008 Second Quarter we granted cash-settled restricted stock units (“RSUs”) under our 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with SFAS No. 123(R).  Compensation expense of $280,000 for the thirteen weeks and $562,000 for the twenty-six weeks ended August 1, 2009 and $481,000 for the thirteen and twenty-six weeks ended August 2, 2008 related to these cash-settled RSUs has been excluded from the above table.  Total compensation expense for unvested cash-settled RSUs not yet recognized as of August 1, 2009 was $304,000, which is included in accrued expenses in the accompanying condensed consolidated balance sheet and will be recognized over a one-year period from the date of grant.

We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  Estimates and assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding, was $11,638,000 as of August 1, 2009.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

	August 1,	January 31,
(In thousands)	2009	2009

Due from customers	$5,721	$39,318
Allowance for doubtful accounts	(2,362)	(6,018)
Net accounts receivable	$3,359	$33,300

Note 3. Trademarks and Other Intangible Assets

	August 1,	January 31,
(In thousands)	2009	2009

Trademarks, tradenames, and internet domain names	$187,132	$187,132
Customer relationships	2,872	2,872
Total at cost	190,004	190,004
Less accumulated amortization of customer relationships	2,872	2,639
Net trademarks and other intangible assets	$187,132	$187,365

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt

	August 1,	January 31,
(In thousands)	2009	2009
		(As Adjusted)

1.125% Senior Convertible Notes, due May 2014	$223,265	$275,000
Capital lease obligations	12,113	14,041
6.07% mortgage note, due October 2014	10,071	10,419
6.53% mortgage note, due November 2012	4,550	5,250
7.77% mortgage note, due December 2011	6,906	7,249
Other long-term debt	294	422
Total long-term debt principal	257,199	312,381
Less unamortized discount on 1.125% Senior Convertible Notes	(54,459)	(72,913)
Long-term debt – carrying value	202,740	239,468
Current portion	(6,483)	(6,746)
Net long-term debt	$196,257	$232,722

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which changes the accounting treatment for convertible securities that the issuer may settle fully or partially in cash.  We adopted the provisions of FSP APB 14-1 for our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”), which were issued in Fiscal 2007, and applied the provisions retrospectively to all past periods presented.  Additional details regarding the 1.125% Notes are included in “Item 8. Financial Statements and Supplementary Data; Note 8. Long-term Debt” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

Prior to the adoption of FSP APB 14-1 we recorded the liability for our 1.125% Notes at their principal value and recognized the contractual interest on the notes as interest expense.  Under FSP APB 14-1, cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the fair value of the conversion feature and has been recognized as additional paid-in capital.  We will accrete the debt to its principal value over its expected life using the effective interest method, with an offsetting increase in interest expense on our statements of operations to reflect the market rate for the debt component at the date of issuance.  Upon maturity of the 1.125% Notes we will be obligated to repay the principal value of the notes to holders of outstanding notes ($223,265,000 as of August 1, 2009).

Our adoption of FSP APB 14-1 resulted in an initial reduction in long-term debt and increase in stockholders’ equity of $91,715,000 as of the date of issuance of the debt (May 2007).  The non-cash amortization of this discount component increases interest expense and long-term debt over the life of the 1.125% Notes (57 months as of August 1, 2009).  The pre-tax amortization to interest expense and increase to long-term debt recognized retrospectively was $7,770,000 for Fiscal 2007 (from the date of original issuance) and $11,032,000 for Fiscal 2008.  Adoption of FSP APB 14-1 does not affect our cash flows.

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

The carrying amount of the equity component of the 1.125% Notes and the principal value, unamortized discount, and net carrying amount of the liability component of the 1.125% Notes were as follows:

	August 1,	January 31,
(In thousands)	2009	2009

Equity component of 1.125% Senior Convertible Notes	$91,569	$91,715

Principal value of 1.125% Senior Convertible Notes	$223,265	$275,000
Unamortized discount	(54,459)	(72,913)
Liability component of 1.125% Senior Convertible Notes	$168,806	$202,087

Our retrospective adoption of FSP APB 14-1 resulted in the following adjustments to our condensed consolidated balance sheet as of January 31, 2009:

	As Previously	Other	FSP APB 14-1		As
(In thousands)	Reported	Adjustments(1)	Adjustments		Adjusted

Deferred taxes	$4,066		$(627	)(2)	$3,439
Other assets	30,167		(1,924	)(3)	28,243
Total assets	1,279,692		(2,551)		1,277,141

Deferred taxes	46,824		(627	)(2)	46,197
Long-term debt	305,635		(72,913	)(4)	232,722
Additional paid-in capital	411,623	$30,208	56,720	(5)	498,551
Retained earnings	386,620	(30,208)	14,269	(6)	370,681
Total stockholders’ equity	465,866		70,989		536,855
Total liabilities and stockholders’ equity	1,279,692		(2,551)		1,277,141
____________________
(1) Correction of accounting for deferred taxes related to purchased call option (see “Note 1. Condensed Consolidated Financial Statements; Change in Accounting Principle” above).
(2) Reallocation of deferred taxes.
(3) Cumulative adjustment to debt issuance costs related to 1.125% Notes.
(4) Unamortized discount as of January 31, 2009.
(5) Equity component of 1.125% Notes and debt issuance costs.
(6) Cumulative impact of amortization of debt discount and amortization of equity component of debt issuance costs, net of tax benefit.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

The contractual interest expense, amortization of debt discount, and effective interest rate for the 1.125% Notes were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	2009	2008	2009	2008

Contractual interest expense	$670	$773	$1,444	$1,547
Amortization of debt discount	2,550	2,733	5,434	5,417
Total interest expense	$3,220	$3,506	$6,878	$6,964

Effective interest rate	7.4%	7.4%	7.4%	7.4%

Our adoption of FSP APB 14-1 resulted in the following adjustments to our condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	Before	Adoption of	As
(In thousands, except per-share amounts)	Adoption	FSP APB 14-1	Adjusted

Thirteen weeks ended August 1, 2009
Interest expense	$2,027	$2,458 (1)	$4,485
Income tax provision	664	0	664
Income from continuing operations	7,441	(2,458)	4,983
Net income	7,441	(2,458)	4,983
Basic net income per share	0.06	(0.02)	0.04
Diluted net income per share	0.06	(0.02)	0.04

Twenty-six weeks ended August 1, 2009
Interest expense	$4,255	$5,250 (1)	$9,505
Income tax provision	5,384	0	5,384
Loss from continuing operations	3,672	(5,250)	(1,578)
Net loss	3,672	(5,250)	(1,578)
Basic net loss per share(2)	0.03	(0.05)	(0.01)
Diluted net loss per share(2)	0.03	(0.05)	(0.01)
____________________
(1) Amortization of the debt discount related to the 1.125% Notes less amortization of debt issue costs related to the equity component.
(2) Results do not add across due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

	As Previously	Adoption of		As
(In thousands, except per-share amounts)	Reported	FSP APB 14-1		Adjusted

Thirteen weeks ended August 2, 2008
Interest expense	$2,201	$2,641	(1)	$4,842
Income tax benefit	(2,891)	(828	)(2)	(3,719)
Loss from continuing operations	(3,710)	(1,813)		(5,523)
Net loss	(8,863)	(1,813)		(10,676)
Basic net loss per share:
Continuing operations	(0.03)	(0.02)		(0.05)
Net loss(3)	(0.08)	(0.02)		(0.09)
Diluted net loss per share:
Continuing operations	(0.03)	(0.02)		(0.05)
Net loss(3)	(0.08)	(0.02)		(0.09)

Twenty-six weeks ended August 2, 2008
Interest expense	$4,570	$5,233	(1)	$9,803
Income tax benefit	(1,645)	(1,814	)(2)	(3,459)
Loss from continuing operations	(3,053)	(3,419)		(6,472)
Net loss	(54,100)	(3,419)		(57,519)
Basic net loss per share:
Continuing operations	(0.03)	(0.03)		(0.06)
Net loss	(0.47)	(0.03)		(0.50)
Diluted net loss per share:
Continuing operations	(0.03)	(0.03)		(0.06)
Net loss	(0.47)	(0.03)		(0.50)
____________________
(1) Amortization of the debt discount related to the 1.125% Notes less amortization of debt issue costs related to the equity component.
(2) Tax effect of adoption of FSP APB 14-1.
(3) Results do not add across due to rounding.

During the thirteen weeks ended August 1, 2009 we repurchased $38,235,000 aggregate principal amount of 1.125% Notes with $9,582,000 of unamortized discount for a purchase price of $20,986,000 and recognized a gain of $7,313,000 net of unamortized issue costs.  During the twenty-six weeks ended August 1, 2009 we repurchased $51,735,000 aggregate principal amount of 1.125% Notes with $13,020,000 of unamortized discount for a purchase price of $26,617,000 and recognized a gain of $11,564,000 net of unamortized issue costs.  In conjunction with the repurchases, during the Fiscal 2009 Second Quarter we unwound a portion of our positions in the warrants and call options that we had sold and purchased in Fiscal 2007 to hedge the impact of the convertible debt, which had an immaterial impact on our consolidated financial statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

The 6.07% mortgage note is secured by a mortgage on real property at our distribution center in Greencastle, Indiana and an Assignment of Lease and Rents and Security Agreement related to the Greencastle facility.  The 6.53% mortgage note is secured by a mortgage on land, a building, and certain fixtures we own at our distribution center in White Marsh, Maryland and by leases we own or rents we receive, if any, from tenants of the White Marsh facility.  The 7.77% mortgage note is secured by a mortgage on land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases we own or rents we receive, if any, from tenants of the Bensalem facility.

On July 31, 2009 we entered into an amended and restated loan and security agreement (the “Agreement”) for a $225,000,000 senior secured revolving credit facility.  The amended facility replaces our $375,000,000 revolving credit facility and provides for committed revolving credit availability through July 31, 2012.  The amount of credit that is available from time to time under the Agreement is determined as a percentage of the value of eligible inventory, accounts receivable, and cash, as reduced by certain reserves.  In addition, the Agreement includes an option allowing us to increase our maximum credit up to $300,000,000, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100,000,000 of the $225,000,000 may be used for letters of credit.

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).

The Agreement provides for customary representations and warranties and affirmative covenants.  The Agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; change in business; limitations or restrictions affecting subsidiaries; credit card agreements; private-label credit cards; and changes in control of certain of our subsidiaries.  If at any time “Excess Availability” (as defined in the Agreement) is less than $40,000,000 then, in each month in which Excess Availability is less than $40,000,000, we will be required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  The Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Agreement.  Under certain conditions the maximum amount available under the Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Agreement may be accelerated.

In connection with the Agreement we executed an Amended and Restated Guaranty (the “Amended Guaranty”).  Pursuant to the Amended Guaranty, we and most of our subsidiaries jointly and severally guaranteed the borrowings and obligations under the Agreement, subject to standard insolvency limitations.  Under the Amended Guaranty, collateral for the borrowings under the Agreement consists of pledges by us and certain of our subsidiaries of the capital stock of each such entity’s subsidiaries.  The Agreement also provides for a security interest in substantially all of our assets excluding, among other things, equipment, real property, and stock or other equity and assets of excluded subsidiaries.  Excluded subsidiaries are not Guarantors under the Agreement and the Amended Guaranty.

As of August 1, 2009 we had an aggregate total of $7,170,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of August 1, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stockholders’ Equity

	Twenty-six
	Weeks Ended
	August 1,
(Dollars in thousands)	2009

Total stockholders’ equity, beginning of period (as adjusted)	$536,855	(1)
Net loss	(1,578)
Issuance of common stock (559,550 shares), net of shares withheld for payroll taxes	254
Stock-based compensation	2,974
Net payments for settlement of hedges on convertible notes	(31	)(2)
Equity component of repurchases of 1.125% Senior Convertible Notes	(146	)(2)
Unrealized losses on available-for-sale securities	(5)
Total stockholders’ equity, end of period	$538,323
____________________
(1)   We adopted the provisions of FSP APB 14-1 retrospectively as of the beginning of Fiscal 2009 and recognized a net increase in stockholders’ equity of $70,989,000 as of January 31, 2009 (see “Note 4. Long-term Debt” above).

(2) See “Note 4. Long-term Debt” above.

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

We recognized revenues of $4,955,000 during the thirteen weeks ended August 1, 2009, $9,974,000 during the twenty-six weeks ended August 1, 2009, $5,276,000 during the thirteen weeks ended August 2, 2008, and $10,374,000 during the twenty-six weeks ended August 2, 2008 in connection with our loyalty card programs.  We accrued $2,920,000 as of August 1, 2009 and $3,597,000 as of January 31, 2009 for the estimated costs of discounts earned and coupons issued and not yet redeemed under these programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Income/(Loss) Per Share

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	August 1,	August 2,		August 1,		August 2,
(In thousands, except per share amounts)	2009	2008		2009		2008
		(As Adjusted)				(As Adjusted)

Basic weighted average common shares outstanding	115,612	114,342		115,396		114,465
Dilutive effect of stock options, stock appreciation rights, and awards	3,319	0	(1)	0	(1)	0	(1)
Diluted weighted average common shares and equivalents outstanding	118,931	114,342		115,396		114,465

Income/(loss) from continuing operations	$4,983	$(5,523)		$(1,578)		$(6,472)
Loss from discontinued operations, net of income tax benefit	0	(5,153)		0		(51,047)
Net income/(loss) used to determine diluted
net income/(loss) per share	$4,983	$(10,676)		$(1,578)		$(57,519)

Options with weighted average exercise price greater
than market price, excluded from computation of net
income/(loss) per share:
Number of shares	1,160	–	(1)	–	(1)	–	(1)
Weighted average exercise price per share	$6.63	–	(1)	–	(1)	–	(1)
____________________
(1) Stock options, stock appreciation rights, and awards are excluded from the computation of diluted net income/(loss) per share as their effect would have been anti-dilutive.

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share, we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  See “Note 4. Long-term Debt” above and “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” of Exhibit 99.1 to our Form 8-K dated June 19, 2009 for further information regarding our 1.125% Notes, call options and warrants.

Note 8. Income Taxes

We calculate our interim tax provision in accordance with the provisions of APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”  In the interim periods where we estimate our annual effective income tax rate, we apply the estimated rate to our year-to-date income or loss before income taxes.  We also compute the tax provision or benefit related to items we report separately, such as discontinued operations, and recognize the items net of their related tax effect in the interim periods in which they occur.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  SFAS No. 109 requires recognition of a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  During the Fiscal 2008 Third Quarter we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  Pursuant to SFAS No. 109, when our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

Income tax receivables, including net operating loss carrybacks for Fiscal 2008, amended return receivables, and prepaid income taxes, of $45,596,000 as of August 1, 2009 and $47,303,000 as of January 31, 2009 are included in “prepayments and other” on our condensed consolidated balance sheets.

The agreement for the sale of our credit card receivables program (see “Note 15. Subsequent Events” below) will result in a gain for income tax purposes that will utilize a significant portion of our net operating loss carryforwards.

As of August 1, 2009 our gross unrecognized tax benefits were $27,959,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $17,824,000.  The accrued interest and penalties as of August 1, 2009 were $12,436,000.  During the twenty-six weeks ended August 1, 2009 the gross unrecognized tax benefits decreased by $1,219,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income decreased by $1,023,000.  Accrued interest and penalties decreased by $295,000 during the twenty-six weeks ended August 1, 2009.

As of August 1, 2009 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $3,622,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

Our U.S. Federal income tax returns for Fiscal 2005 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and the IRS is currently examining our amended return for Fiscal 2004.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2003 and subsequent years, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2004 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1998.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization

Our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables are originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transfers its interest in all the receivables associated with these programs to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp. (“CSRC”), a separate and distinct special-purpose entity.  The Trust is an unconsolidated qualified special-purpose entity (“QSPE”).  Subsequent to August 1, 2009 we announced that we have entered into an agreement to sell our credit card receivables program (see “Note 15. Subsequent Events” below).

Prior to the November 14, 2008 sale of our misses apparel catalog credit card receivables in connection with the sale of the related Crosstown Traders catalog titles (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above), our Crosstown Traders apparel-related catalog credit card receivables were also originated by the Bank.  On December 31, 2008 we finalized the sale of the receivables.  In connection with the sale we paid off and terminated the related Series 2005-RPA conduit securitization facility that was dedicated to these receivables.

The QSPEs can sell interests in these receivables on a revolving basis for a specified term.  At the end of the revolving period an amortization period begins during which the QSPEs make principal payments to the parties that have entered into the securitization agreement with the QSPEs.  All assets of the QSPEs (including the receivables) are isolated and support the securities issued by those entities.  Our asset securitization program is more fully described in “Item 8. Financial Statements and Supplementary Data; Note 17. Asset Securitization” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

We had $495,221,000 of securitized credit card receivables outstanding as of August 1, 2009.  We held certificates and retained interests in our securitizations of $100,358,000 as of August 1, 2009, which are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that, at the time of their transfer, fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

The following table presents additional information relating to the QSPEs:

	Twenty-six Weeks Ended
	August 1,	August 2,
(In thousands)	2009	2008

Proceeds from sales of new receivables to QSPE	$359,677	$455,716
Collections reinvested in revolving-period securitizations	464,226	567,889
Cash flows received on retained interests	43,031	54,518
Servicing fees received	4,888	5,742
Net credit losses	22,593	22,278
Credit card balances 90 or more days delinquent at end of year	18,340	19,467

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

The key assumptions used to value our retained interest were as follows:

	August 1,	January 31,
	2009	2009

Payment rate	11.5 – 14.0%	12.1 – 14.6%
Residual cash flows discount rate	15.5 – 16.5%	15.5 – 16.5%
Net credit loss percentage	7.25 – 12.0%	6.75 – 11.75%
Average life of receivables sold	0.6 – 0.7 years	0.6 – 0.7 years

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

	August 1,	January 31,
(In thousands)	2009	2009

Trading securities
I/O Strip	$19,089	$19,298
Retained interest (primarily collateralized cash)	30,769	23,755

Available-for-sale securities
Ownership interest	50,500	51,400

Investment in asset-backed securities	$100,358	$94,453

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization (Continued)

See “Note 12. Fair Value Measurements” below for further information related to our certificates and retained interests in our securitized receivables, including activity related to our I/O strip and servicing liability.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2007 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections was fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9,450,000 that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of August 1, 2009, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur, and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables, and would require such collections to be used to repay investors on a prescribed basis, as provided in the securitization agreements.  As of August 1, 2009 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

Amounts placed into enhancement accounts, if any, that are not required for payment to other certificate holders will be available to us at the termination of the securitization series.  We have no obligation to directly fund the enhancement account of the QSPEs other than for breaches of customary representations, warranties, covenants, and indemnities.  These representations, warranties, covenants, and indemnities do not protect the QSPEs or investors in the QSPEs against credit-related losses on the receivables.  The providers of the credit enhancements and QSPE investors have no other recourse to us.

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

During Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN catalog and our SHOETRADER.COM website.  During the Fiscal 2009 Second Quarter we completed the shutdown of our LANE BRYANT WOMAN catalog and we expect to complete the shutdown of the SHOETRADER.COM website during the Fiscal 2009 Third Quarter.

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services, information systems support, and insurance to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store selling, occupancy, buying, and warehousing.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.

“Corporate and Other” net sales consist primarily of revenue related to loyalty card fees.  Corporate and Other operating costs include: unallocated general and administrative expenses; shared services; insurance; information systems support; corporate depreciation and amortization; corporate occupancy; the results of our proprietary credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income/(loss) before interest and income taxes.

Operating segment assets are those directly used in, or allocable to, that segment’s operations.  Operating assets for the Retail Stores segment consist primarily of inventories; the net book value of store facilities; goodwill; and intangible assets.  Operating assets for the Direct-to-Consumer segment consist primarily of trade receivables; inventories; deferred advertising costs; the net book value of catalog operating facilities; and intangible assets.  Corporate and Other assets include: corporate cash and cash equivalents; the net book value of corporate facilities; deferred income taxes; and other corporate long-lived assets.

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is included in the table on the following page.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended August 1, 2009
Net sales	$518,190	$6,348	$2,679		$527,217
Depreciation and amortization	12,676	214	6,302		19,192
Income before interest and taxes	24,944	(3,802)	(11,010	)(1)	10,132
Interest expense			(4,485)		(4,485)
Income tax provision			664		664
Net income	24,944	(3,802)	(16,159)		4,983
Capital expenditures	1,541	14	3,509		5,064

Thirteen weeks ended August 2, 2008 (As adjusted)
Net sales	$622,812	$22,547	$3,257		$648,616
Depreciation and amortization	14,593	221	8,174		22,988 (3)
Loss before interest and taxes	38,173	(5,598)	(36,975	)(2)	(4,400)
Interest expense			(4,842)		(4,842)
Income tax benefit			(3,719)		(3,719)
Loss from continuing operations	38,173	(5,598)	(38,098)		(5,523)
Capital expenditures	13,438	276	2,585		16,299 (3)

Twenty-six weeks ended August 1, 2009
Net sales	$1,033,820	$25,803	$5,730		$1,065,353
Depreciation and amortization	25,509	440	13,325		39,274
Income before interest and taxes	63,495	(7,239)	(42,945	)(4)	13,311
Interest expense			(9,505)		(9,505)
Income tax provision			5,384		5,384
Net loss	63,495	(7,239)	(57,834)		(1,578)
Capital expenditures	5,148	12	4,606		9,766

Twenty-six weeks ended August 2, 2008 (As adjusted)
Net sales	$1,234,103	$49,493	$6,366		$1,289,962
Depreciation and amortization	28,438	444	20,617		49,499 (6)
Loss before interest and taxes	81,577	(9,797)	(71,908	)(5)	(128)
Interest expense			(9,803)		(9,803)
Income tax benefit			(3,459)		(3,459)
Loss from continuing operations	81,577	(9,797)	(78,252)		(6,472)
Capital expenditures	32,159	275	5,557		37,991 (6)
____________________
(1)   Includes restructuring and other charges of $7,768 (see “Note 11. Restructuring and Other Charges” below) and a gain on repurchase of 1.125% Senior Convertible Notes of $7,313 (see “Note 4. Long-term Debt” above).

(2) Includes restructuring and other charges of $14,945 (see “Note 11. Restructuring and Other Charges” below).
(3) Excludes $111 of depreciation and amortization and $146 of capital expenditures related to our discontinued operations.
(4)   Includes restructuring and other charges of $16,473 (see “Note 11. Restructuring and Other Charges” below) and a gain on repurchase of 1.125% Senior Convertible Notes of $11,564 (see “Note 4. Long-term Debt” above).

(5) Includes restructuring and other charges of $18,556 (see “Note 11. Restructuring and Other Charges” below).
(6) Excludes $850 of depreciation and amortization and $468 of capital expenditures related to our discontinued operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges

During the Fiscal 2009 Second Quarter we continued to execute on our multi-year transformational initiatives announced during Fiscal 2008.  These initiatives include the closing of under-performing stores, discontinuation of the LANE BRYANT WOMAN catalog, and the transformation of our operations into a vertical specialty store model.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of Exhibit 99.1 to our Form 8-K dated June 19, 2009 for further discussion of these initiatives.

In July 2009, as part of our multi-year transformational initiatives, we outsourced certain information technology functions to a third-party provider.  This action will result in the elimination of approximately 50 positions at our Bensalem, Pennsylvania corporate offices.  We expect to complete this outsourcing initiative during the Fiscal 2009 Third Quarter.

The following tables summarize our restructuring and other charges as of August 1, 2009:

		Costs Incurred
	Accrued	for Twenty-six		Accrued
	as of	Weeks Ended		as of
	January 31	August 1,	Payments/	August 1,
(In thousands)	2009(1)	2009	Settlements	2009(1)

Fiscal 2007 Announcements
Relocation of CATHERINES operations:
Relocation and other charges	$0	$172	$172	$0

Closing of under-performing and PETITE
SOPHISTICATE full line stores:
Store lease termination charges	1,687	1,016	831	1,872

Fiscal 2008 Announcements
Severance and retention costs(2)	9,891	592	2,542	7,941

Non-core misses apparel assets:
Other costs	420	1,062	125	1,357

Transformational initiatives:
Professional fees	1,379	5,869	5,700	1,548
Severance and retention costs	0	633	0	633

figure magazine shutdown costs	819	0	764	55
Total	$14,196	$9,344	$10,134	$13,406
____________________
(1) Included in “Accrued expenses” in the accompanying consolidated balance sheets.
(2) Primarily severance for departure of former CEO, shutdown of LANE BRYANT WOMAN catalog, and the elimination of other positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges (Continued)

				Total
	Costs	Costs Incurred	Estimated	Estimated/
	Incurred	for Twenty-six	Remaining	Actual
	As of	Weeks Ended	Costs	Costs as of
	January 31,	August 1,	to be	August 1,
(In thousands)	2009	2009	Incurred	2009

Fiscal 2007 Announcements
Relocation of CATHERINES operations:
Severance and retention costs	$2,079	$0	$0	$2,079
Non-cash write down and accelerated
Depreciation	3,808	0	0	3,808
Relocation and other charges	1,166	172	0	1,338

Closing of under-performing and PETITE
SOPHISTICATE full line stores:
Non-cash accelerated depreciation	691	0	0	691
Store lease termination charges	6,909	1,016	0	7,925

Severance and retention costs related to
the elimination of positions	1,244	0	0	1,244

Fiscal 2008 Announcements
Severance for departure of former CEO	9,446	77	65	9,588

Shutdown of LANE BRYANT WOMAN
Catalog:
Severance and retention costs	1,557	367	176	2,100
Non-cash accelerated depreciation	934	936	0	1,870

Severance and retention costs related to
the elimination of positions	3,873	148	0	4,021

Non-core misses apparel assets:
Non-cash accelerated depreciation	2,968	6,193	2,025	11,186
Other costs	420	1,062	9,448	10,930

Transformational initiatives:
Professional fees	2,563	5,869	863	9,295
Severance and retention costs	0	633	172	805

figure magazine shutdown costs	819	0	0	819
Total	$38,477	$16,473	$12,749	$67,699

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

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to SFAS No. 157 as of August 1, 2009 were as follows:

	Balance
	August 1,	Fair Value Method Used
(In thousands)	2009	Level 2	Level 3(1)

Assets
Available-for-sale securities(2)	$400	$400
Certificates and retained interests in securitized receivables	100,358		$100,358

Liabilities
Servicing liability	3,014		3,014
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.  Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the twenty-six weeks ended August 1, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	14,115	2,253
Net additions to other retained interests	7,014	0
Reductions and maturities of QSPE certificates	(900)	0
Amortization of the I/O strip and servicing liability	(16,131)	(2,356)
Valuation adjustments to the I/O strip and servicing liability	1,807	71
Balance, August 1, 2009	$100,358	$3,014

Note 13.  Fair Value Of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	August 1, 2009			January 31, 2009
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$116,699		$116,699	$93,759		$93,759
Available-for-sale securities	400		400	6,398		6,398
Investment in asset-backed securities	100,358		100,358	94,453		94,453

Liabilities:
1.125% Senior Convertible Notes, due 2014	168,806	(1)	147,355	202,087	(1)	75,295
6.07% mortgage note, due October 2014	10,071		10,456	10,419		11,330
6.53% mortgage note, due November 2012	4,550		4,668	5,250		5,493
7.77% mortgage note, due December 2011	6,906		7,400	7,249		7,959
Other long-term debt	294		311	422		414
____________________
(1) Net of unamortized discount of $54,459 at August 1, 2009 and $72,913 at January 31, 2009 (see “Note 4. Long-term Debt” above).

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.  The fair value of available-for-sale securities is based on quoted market prices of the securities.  The fair value of our 1.125% Senior Convertible Notes is based on quoted market prices for the securities.  The fair values of the mortgage notes and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Impact of Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired and liabilities assumed by an acquirer in a business combination.  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 141(R) and SFAS No. 160 are effective prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on our financial position or results of operations.

In April 2009 the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.”  The FSP amends SFAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (“pre-acquisition contingencies”) be recognized at fair value in accordance with SFAS No. 157 if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, the FSP requires that the contingency be recognized at the acquisition date in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” if it meets the criteria for recognition in that guidance.  The provisions of FSP FAS No. 141(R)-1 are effective upon adoption of SFAS No. 141(R).  The adoption of FSP FAS No. 141(R)-1 did not have an impact on our financial position or results of operations.

In February 2008 the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP FAS 140-3 provides implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  However, if certain criteria specified in FSP FAS 140-3 are met, the initial transfer and repurchase financing may be evaluated separately and not as a linked transaction under SFAS No. 140.  We adopted the provisions of FSP FAS No. 140-3 prospectively as of the beginning of Fiscal 2009.  The adoption of FSP FAS No. 140-3 did not have an impact on our financial position or results of operations.

In February 2008 the FASB  also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not currently being recognized or disclosed at fair value on a recurring basis.  We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” prospectively as of the beginning of Fiscal 2009 for assets included within the scope of FSP FAS No. 157-2 (such as goodwill, intangible assets, and fixed assets related to evaluation of potential impairment). Adoption of FSP FAS No. 157-2 did not have an impact on our financial position or results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  We adopted the provisions of SFAS No. 161 prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 161 did not have an impact on our financial position or results of operations.

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

We adopted the provisions of EITF Issue 07-5 as of the beginning of Fiscal 2009.  The adoption of EITF Issue 07-5 did not have an impact on our financial position or results of operations.

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

FSP FAS No. 157-4, FSP FAS No. 107-1/APB 28-1, and FSP FAS No. 115-2/FAS 124-2 are effective prospectively for annual and/or interim periods beginning with our Fiscal 2009 Second Quarter.  The adoption of these pronouncements did not have a material impact on our financial position or results of operations.

In May 2009 the FASB issued SFAS No. 165, “Subsequent Events.”  Under SFAS No. 165, entities are required to disclose the date through which the entity has evaluated subsequent events and the basis for that date (whether that date represents the date the financial statements were issued or were available to be issued).  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of SFAS No. 165 did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These statements change the way entities account for transfers of financial assets and determine what entities must be consolidated.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Impact of Recent Accounting Pronouncements (Continued)

SFAS No. 166 is in response to the FASB’s concerns about how practice has developed under SFAS No. 140, which provides the accounting framework for determining whether a transfer of financial assets constitutes a sale or a secured borrowing and, if the transfer constitutes a sale, the determination of any resulting gain or loss.  The most significant amendment resulting from SFAS No. 166 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No. 140.

SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs).

We will be required to adopt the provisions of both SFAS No. 166 and SFAS No. 167 as of the beginning of Fiscal 2010.  Due to the agreement for the sale of our credit card receivables program (see “Note 9. Asset Securitization” above and “Note 15. Subsequent Events” below), we do not expect that the adoption of these statements will have a material impact on our financial position or results of operations.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.”  SFAS No. 168 establishes the “FASB Accounting Standards Codification” (the “Codification”) as the official single source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  All guidance in the Codification carries an equal level of authority.  Rules and interpretive releases of the SEC under authority of Federal securities laws are also considered authoritative for SEC registrants and are included in the Codification.  As of the effective date of SFAS No. 168 all  non-grandfathered non-SEC accounting guidance that is not included in the Codification will be considered non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Initial adoption of the Codification is not intended to change existing GAAP.  Therefore, other than updating citations to accounting standards included in our financial statements and related footnotes to reflect the Codification, our adoption will not have a material impact on our financial position or results of operations.

Note 15. Subsequent Events

On August 13, 2009 we announced an agreement for the sale of our credit card receivables program to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the servicing of our private label credit card receivables program.  We expect the transaction to close before the end of Fiscal 2009, subject to obtaining certain customary regulatory approvals.  We expect to receive net cash proceeds of approximately $110,000,000 related to the transaction.  The transaction consists of the sale of our private label credit card portfolio, along with certain other assets and liabilities that are required to support these card programs, including our consolidated balance sheet asset “Investment in Asset-Backed Securities.”  Gross proceeds from the transaction are estimated at $140,000,000.  Approximately $30,000,000 will be utilized to fund the termination of contractual obligations related to the transaction as well as exit costs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15. Subsequent Events (Continued)

We will receive annual payments from Alliance Data based on credit sales generated by the private label credit card portfolio.  Alliance Data will assume the servicing obligations for the Charming Shoppes Master Trust, through which the Charming Shoppes credit card receivables are financed.  Therefore, we will have no further obligations with respect to financing our credit card program.

Other than the above, there were no material subsequent events through September 2, 2009 (the issuance date of this report on Form 10-Q).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in Exhibit 99.1 of our Form 8-K dated June 19, 2009, which retrospectively revised the financial statements and related notes included in our January 31, 2009 Annual Report on Form 10-K as a result of our adoption of FASB Staff Position (“FSP”) APB 14-1.  As used in this management’s discussion and analysis, “Fiscal 2009” refers to our fiscal year ending January 30, 2010, “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 2, 2009 and “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 3, 2008.  “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009 and “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ending October 31, 2009 and “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 1, 2008.  “Fiscal 2007 Third Quarter” refers to our fiscal quarter ended November 3, 2007 and “Fiscal 2007 Fourth Quarter” refers to our fiscal quarter ended February 2, 2008.  The terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

●
We depend on the availability of credit for our working capital needs, including credit we receive from our bankers, our factors, our suppliers and their agents, and on our credit card securitization facilities.  The current global financial crisis could adversely affect our ability or the ability of our vendors to secure adequate credit financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

●
We cannot assure the successful consummation of the sale of our credit card operations.  We also cannot assure that we will realize the expected benefits from the sale of our credit card operations if the sale is consummated.  Should we fail to consummate the sale of our credit card operations, we would refinance our maturing credit card term securitization series through our credit conduit facilities, which are renewed annually, or through the issuance of a new term series.  To the extent that our conduit facilities could not be renewed they would amortize according to their terms and we would finance this amortization using our corporate cash flows or other sources of financing to the extent that they become available.  There is no assurance that we would be able to refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability from other sources for such financing.  Should we fail to consummate the sale of our credit card operations and fail to refinance or renew our facilities, our ability to offer our credit program to our customers and consequently our financial condition and results of operations, would be adversely affected.

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

●
We cannot assure the successful implementation of our business plan for the development of our core brands, that we will realize increased profitability, or that we will achieve our objectives as quickly or as effectively as we plan.

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

●
Our long-term growth plan depends on our ability to open and profitably operate new retail stores, to convert, where applicable, the formats of existing stores on a profitable basis, and to continue to expand our outlet distribution channel.  Our retail stores depend upon a high volume of traffic in the strip centers and malls in which our stores are located, and our future retail store growth is dependent upon the availability of suitable locations for new stores.  In addition, we will need to identify, hire, and retain a sufficient number of qualified personnel to work in our stores.  We cannot assure that desirable store locations will continue to be available, or that we will be able to hire and retain a sufficient number of suitable sales associates at our stores.

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

●
We continually evaluate our portfolio of businesses and may decide to acquire or divest businesses or enter into joint venture or strategic alliances.  If we fail to manage the risks associated with divestitures, joint ventures, or other alliances, our business, financial condition, and operating results could be materially and adversely affected.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in the notes accompanying the consolidated financial statements that appear in Exhibit 99.1 to our Form 8-K dated June 19, 2009.

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

We adopted the provisions of FSP APB 14-1 for our 1.125% Senior Convertible Notes and applied the provisions retrospectively to all past periods presented (see “Item 1.  Financial Statements (Unaudited); “Note 4. Long-term Debt” above).

RECENT DEVELOPMENTS

On July 13, 2009 we announced that we have discontinued our exploration of the sale of our FIGI’S Gifts in Good Taste catalog business, based in Wisconsin.  In August 2008 we initiated that process as a step in our strategy to refocus our energies on our core brands, stating at that time that we would only enter into a transaction at an acceptable valuation.

In July 2009 we outsourced certain information technology functions to a third-party provider.  This action will result in the elimination of approximately 50 positions at our Bensalem corporate offices, and will result in future reductions of internal operating costs and decreased capital spending.  We expect to complete this outsourcing by the end of the Fiscal 2009 Third Quarter.

On July 31, 2009 we entered into an amended and restated loan and security agreement for a $225 million senior secured revolving credit facility, which replaces our $375 million revolving credit facility and provides for committed revolving funding through July 31, 2012.  See “OVERVIEW” and “FINANCING; Revolving Credit Facility” below for further discussion of the amended agreement.

On August 13, 2009 we announced an agreement for the sale of our credit card receivables program to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the servicing of our private-label credit card receivables program.  We expect the transaction to close before the end of Fiscal 2009, subject to obtaining certain customary regulatory approvals.

We expect to receive net cash proceeds of approximately $110 million related to the transaction.  The transaction consists of the sale of our private-label credit card portfolio, along with certain other assets and liabilities that are required to support these credit card programs, including our consolidated balance sheet asset “Investment in Asset-Backed Securities.”  Gross proceeds from the transaction are estimated at $140 million.  Approximately $30 million will be utilized to fund the termination of contractual obligations related to the transaction as well as exit costs.

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

Results of Operations

Net sales for the Fiscal 2009 Second Quarter were $527.2 million, a decrease of 19% from the Fiscal 2008 Second Quarter.  Net sales for our Retail Stores segment decreased $104.6 million or 17%, primarily as a result of a comparable store sales decrease of 14%.  Additionally, Retail Stores segment net sales were impacted by 99 net store closings over the preceding 12-month period.  The comparable store sales decrease is due primarily to reduced traffic levels impacted by weakened consumer demand as a result of the downturn in the economy and partially due to our year-over-year reduction in inefficient promotional spending.  Additionally, our conservative inventory planning and a lack of balanced assortments in inventory negatively impacted our net sales.  Net sales for our Direct-to-Consumer segment decreased $16.2 million primarily as a result of the planned shutdown of our LANE BRYANT WOMAN catalog announced in Fiscal 2008, which we completed during the Fiscal 2009 Second Quarter.

Our gross profit as a percentage of sales increased 3.3% during the Fiscal 2009 Second Quarter as compared to the Fiscal 2008 Second Quarter.  This increase reflects our efforts to tightly manage our inventories in response to the challenging retail environment to limit the level of markdown activity on spring and summer merchandise.  Our inventories as of the end of the Fiscal 2009 Second Quarter have decreased approximately 18% as compared to the end of the Fiscal 2008 Second Quarter on a comparable-store basis.

Our occupancy and buying expenses decreased 5.2% as a result of the operation of fewer stores and occupancy reductions secured from landlords, partially offset by increases in buying costs.  Our selling, general, and administrative expenses decreased 18.4% during the Fiscal 2009 Second Quarter as compared to the Fiscal 2008 Second Quarter primarily as a result of our expense reduction initiatives and the closing of under-performing stores.

Although net sales decreased across all brands in our Retail Stores segment, income before interest and income taxes, as a percentage of sales, increased for our LANE BRYANT and CATHERINES brands, reflecting our ability to limit markdown activity and improve the quality of the sales for these brands.  For LANE BRYANT, income before interest and income taxes as a percentage of sales increased from 4.4% to 5.0% for the Fiscal 2009 Second Quarter and increased from 7.3% to 8.6% for the first half of Fiscal 2009.  For CATHERINES, income before interest and income taxes as a percentage of sales increased from 6.8% to 7.9% for the Fiscal 2009 Second Quarter and increased from 7.6% to 8.9% for the first half of Fiscal 2009.  For our FASHION BUG brand, income before interest and income taxes, as a percentage of sales, decreased from 7.9% to 3.5% for the Fiscal 2009 Second Quarter and decreased from 5.7% to 1.7% for the first half of Fiscal 2009, reflecting a difficult second quarter with spring and summer assortments that were not compelling to our customer and that did not yet reflect the impact of our new product leadership.

Financial Position

Our balance sheet continued to remain strong, with ample liquidity through our $117.1 million of cash and available-for-sale securities as of the end of the Fiscal 2009 Second Quarter  as compared to $100.2 million as of the end of Fiscal 2008.

We continue to proactively strengthen our liquidity.  On July 31, 2009 we entered into a three-year agreement for a new $225 million senior secured revolving credit facility.  The new credit facility provides committed revolving funding through July 2012 and replaces our $375 million revolving credit facility.  Our efforts over the last year to simplify our business through the divestiture of our non-core misses apparel catalogs and the closure of our figure magazine, SHOETRADER.COM, and LANE BRYANT WOMAN catalog, as well as reduced inventory levels as a result of our inventory management initiatives and our closing of under-performing stores, allowed us to reduce our new revolving credit facility to an amount that is appropriate for our current business model.

On August 13, 2009 we announced that we have entered into an agreement for the sale of our credit card receivables program to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”), and have also entered into ten-year operating agreements with Alliance Data for the servicing of our private label credit card receivables program (see “RECENT DEVELOPMENTS” above).  In addition to partnering with one of the country’s premier credit card providers, the benefits of this transaction include the following:

●	It will allow us to further focus on our core business;

●	It will eliminate the financing risk associated with our credit card receivable securitization program and the credit risk of the underlying credit card portfolio;

●	It will result in projected net cash proceeds to us of $110 million and the attendant strengthening of our liquidity and financial flexibility; and

●
We will receive annual payments from Alliance Data based on credit sales generated by our private-label credit card portfolio, which are projected to substantially replace our net credit contribution related to our credit card business on a trailing twelve-month basis and are projected to result in the transaction being non-dilutive.

We continued to generate positive operating cash flow during the Fiscal 2009 Second Quarter and ended the quarter with no borrowings against our $225 million revolving credit facility.  As of August 1, 2009 our available borrowing capacity under the facility was $199.2 million.

Management Initiatives

We have established five key priorities to guide our organization.  Those key priorities are: (1) focus on the consumer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) employee empowerment with accountability.  Our management initiatives are designed to reinforce and support the execution of our key priorities.

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

●
We are focused on increasing our e-commerce business across all of our brands.  As a first step in that process we have overhauled each of our core brands’ websites and moved to a new technology platform in advance of the Fiscal 2009 Third Quarter.  Our objective is to provide an improved on-line customer experience that results in increased sales conversion rates and increased e-commerce penetration.  We successfully converted our core brands to our new e-commerce platform in August 2009.

●
We are committed to adopting a multi-channel mindset.  We will encourage and make it easy for our customer to shop in three convenient ways – in our stores, online, and via telephone.  We will also be multi-vehicle in our communications with both existing and new customers, whether via direct mail, email, online, or in our stores.

●
We are continuing to upgrade and enhance our organization.  We have expanded the functions within our Business Transformation office to include the important functions of global sourcing, distribution, logistics, quality control, and quality assurance.  We are also in the process of adding more global sourcing talent to this function through the creation of Retail Apparel Sourcing Leader positions for each of our brands.  These leaders will be charged with challenging our current buying processes and adopting consistent preferred best practices and policies, with the goal of increasing our product gross margins.  We also brought two brand internet leaders on board at our CATHERINES and FASHION BUG brands, with responsibility for developing online content and strategies, and driving the sales and profitability of their respective brand's direct-to-consumer business.  We have also made some changes to our brands’ finance teams to provide greater support to, and analytical tools for, our brands.

We will continue to plan conservatively given the current uncertain economic climate and our expectations for continued weak traffic trends and we will continue to maintain appropriate inventory levels and proactively control our operating expenses.

The following discussion of our results of operations, liquidity, and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Item 1.  Financial Statements (Unaudited); “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Twenty-six Weeks Ended(1)		Change
	August 1,	August 2,	From Prior	August 1,	August 2,	From Prior
	2009	2008	Period	2009	2008	Period

Net sales	100.0%	100.0%	(18.7)%	100.0%	100.0%	(17.4)%
Cost of goods sold	50.0	53.3	(23.8)	48.2	51.2	(22.2)
Gross profit	50.0	46.7	(12.9)	51.8	48.8	(12.4)
Occupancy and buying expenses	19.0	16.3	(5.2)	19.0	16.5	(4.6)
Selling, general, and
administrative expenses	25.5	25.4	(18.4)	27.4	27.2	(16.8)
Depreciation and amortization	3.6	3.5	(16.5)	3.7	3.8	(20.7)
Restructuring and other charges	1.5	2.3	(48.0)	1.5	1.4	(11.2)
Income/(loss) from operations	0.5	(0.8)	148.8	0.1	(0.1)	188.2
Other income	0.1	0.1	(64.3)	0.0	0.1	(63.2)
Gain on repurchase of debt	1.4	–	–	1.1	–	–
Interest expense	0.9	0.7	(7.4)	0.9	0.7	(3.0)
Income tax (benefit)/provision	0.1	(0.6)	(117.9)	0.5	(0.3)	(255.7)
Income/(loss) from
continuing operations	0.9	(0.9)	190.2	(0.1)	(0.5)	75.6
Loss from discontinued operations,
net of tax	–	(0.8)	–	–	(4.0)	–
Net income/(loss)	0.9	(1.6)	146.7	(0.1)	(4.5)	97.3
____________________
(1) Results may not add due to rounding.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(14)%	(10)%	(14)%	(11)%
LANE BRYANT(3)	(13)	(11)	(14)	(11)
FASHION BUG	(18)	(9)	(16)	(11)
CATHERINES	(9)	(12)	(9)	(14)

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
LANE BRYANT(3)	2	4	2	2
FASHION BUG	0	1	0	0
CATHERINES	0	0	0	0
Other retail stores(4)	0	0	0	0

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
LANE BRYANT(3)	(2)	(3)	(2)	(3)
FASHION BUG	(3)	(2)	(3)	(2)
CATHERINES	(0)	(0)	(0)	(0)

Decrease in Retail Stores segment sales	(17)	(9)	(16)	(10)

Direct-to-Consumer segment
Increase/(decrease) in Direct-to-Consumer segment
sales(5)	(72)	340	(48)	221

Decrease in consolidated total net sales	(19)	(7)	(17)	(7)
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
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes PETITE SOPHISTICATE stores, which were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores.
(5)   Primarily LANE BRYANT WOMAN catalog which began operations in the Fiscal 2007 Fourth Quarter. During the Fiscal 2008 Third Quarter we announced our decision to discontinue the LANE BRYANT WOMAN catalog, which we completed during the Fiscal 2009 Second Quarter.

The following table shows details of our consolidated results of operations:

				Income/(Loss)
				From Continuing
			Depreciation	Operations
	Net		and	Before Interest
(In millions)	Sales		Amortization	And Taxes

Thirteen weeks ended August 1, 2009
LANE BRYANT(1)	$246.9		$7.9	$12.3
FASHION BUG	189.4		2.9	6.6
CATHERINES	77.1		1.8	6.1
Other retail stores(2)	4.8		0.1	0.0
Total Retail Stores segment	518.2		12.7	25.0
Total Direct-to-Consumer segment	6.3		0.2	(3.8)
Corporate and other	2.7	(3)	6.3	(11.1	)(4)(5)
Total consolidated	$527.2		$19.2	$10.1

Thirteen weeks ended August 2, 2008
LANE BRYANT(1)	$285.4		$8.5	$12.5
FASHION BUG	246.9		4.2	19.6
CATHERINES	83.6		1.9	5.7
Other retail stores(2)	6.9		0.0	0.4
Total Retail Stores segment	622.8		14.6	38.2
Total Direct-to-Consumer segment	22.5		0.2	(5.6)
Corporate and other	3.3	(3)	8.2	(37.0	)(4)
Total consolidated	$648.6		$23.0	$(4.4)

Twenty-six weeks ended August 1, 2009
LANE BRYANT(1)	$500.7		$16.1	$43.1
FASHION BUG	368.1		5.9	6.4
CATHERINES	155.9		3.4	13.8
Other retail stores(2)	9.1		0.1	0.2
Total Retail Stores segment	1,033.8		25.5	63.5
Total Direct-to-Consumer segment	25.8		0.4	(7.2)
Corporate and other	5.7	(3)	13.3	(43.0	)(4)(5)
Total consolidated	$1,065.3		$39.2	$13.3

Twenty-six weeks ended August 2, 2008
LANE BRYANT(1)	$582.4		$16.6	$42.2
FASHION BUG	468.8		9.4	26.7
CATHERINES	170.0		2.4	12.9
Other retail stores(2)	12.9		0.1	(0.2)
Total Retail Stores segment	1,234.1		28.5	81.6
Total Direct-to-Consumer segment	49.5		0.4	(9.8)
Corporate and other	6.4	(3)	20.6	(71.9	)(4)
Total consolidated	$1,290.0		$49.5	$(0.1)
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(3) Primarily revenue related to loyalty card fees.
(4)   Includes restructuring and other charges of $7.8 million and $16.5 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $15.0 million and $18.6 million for the thirteen and twenty-six week periods ended August 2, 2008, respectively.

(5) Includes gain on repurchase of 1.125% Senior Convertible Notes of $7.3 million and $11.6 for the thirteen and twenty-six week periods ended August 1, 2009, respectively.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2009 and planned store activity for all of Fiscal 2009:

				PETITE
	LANE	FASHION		SOPHISTICATE
	BRYANT	BUG	CATHERINES	OUTLET	Total

Fiscal 2009 Year-to-Date:
Stores at January 31, 2009	892	897	463	49	2,301

Stores opened	5	0	3	0	8
Stores closed(1)	(16)	(29)	(1)	(5)	(51)
Net change in stores	(11)	(29)	2	(5)	(43)

Stores at August 1, 2009	881	868	465	44	2,258

Stores relocated during period	5	1	0	0	6

Fiscal 2009:
Planned store openings	6	0	5	0	11
Planned store closings	40	85	10	15	150
Planned store relocations	8	2	0	0	10
____________________
(1) Includes 11 FASHION BUG and 5 LANE BRYANT stores closed as part of the store closing initiatives announced in February 2008 and November 2008.

Comparison of Thirteen Weeks Ended August 1, 2009 and August 2, 2008

Consolidated Results of Operations

Net Sales

Fiscal 2009 Second Quarter consolidated net sales decreased as compared to the Fiscal 2008 Second Quarter as a result of decreases in net sales from each of the brands in our Retail Stores segment, which were driven primarily by negative comparable store sales.  Reduced store traffic levels continue to be the primary cause of our negative comparable store sales.  Retail Stores segment sales were also impacted by 99 net store closings during the preceding twelve-month period.  Additionally, our conservative inventory planning and a lack of balanced assortments in inventory negatively impacted Retail Stores segment sales.  Net sales from our Direct-to-Consumer segment decreased primarily as a result of the shutdown of our Lane Bryant Woman catalog business, which we announced in Fiscal 2008 and which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

Consolidated gross profit increased 3.3% as a percentage of consolidated net sales in the Fiscal 2009 Second Quarter as compared to the prior-year period.  The increase is primarily attributable to reduced markdown activity during the current-year period as a result of our efforts to tightly manage our inventories.  Catalog advertising expenses decreased as compared to the prior-year period primarily as a result of the shutdown of our LANE BRYANT WOMAN catalog business, which was completed in the Fiscal 2009 Second Quarter.

Occupancy and Buying

Although consolidated occupancy and buying expenses increased as a percentage of consolidated net sales as compared to the prior-year period, they decreased in dollar amount primarily as a result of operating fewer stores, as well as other store-related occupancy savings.  Consolidated occupancy and buying expenses for the Fiscal 2008 Second Quarter included a gain of approximately $1.8 million from the sale of our Memphis, Tennessee distribution center.

Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses increased 0.1% as a percentage of consolidated net sales, primarily as a result of negative leverage from the decrease in consolidated net sales, they decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily in store selling payroll and other store related expenses and was attributable to operating fewer stores and our expense reduction initiatives.  During the Fiscal 2008 Second Quarter we recognized $2.1 million of expenses in connection with advisory and legal fees related to a proxy contest which was settled in May 2008.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the Fiscal 2009 Second Quarter decreased at each of our Retail Stores brands as compared to the Fiscal 2008 Second Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced store traffic levels and weak consumer spending due to the current economic environment.  Additionally, the 99 net store closings during the preceding 12-month period contributed to the decrease in net sales at our Retail Stores brands.  LANE BRYANT sales were below plan sales due to double-digit reductions in traffic levels that were partially offset by improvements in the average unit retail (“AUR”) per transaction.  FASHION BUG sales were below plan sales due to double-digit reductions in traffic levels coupled with a slight reduction in the AUR per transaction.  FASHION BUG’s comparable store sales were also negatively impacted by our elimination of the juniors and girls departments.  CATHERINES sales were slightly above plan sales, with the impact of reduced traffic levels partially offset by improvement in the AUR per transaction.

During the Fiscal 2009 Second Quarter we recognized revenues of $5.0 million in connection with our loyalty card programs as compared to revenues of $5.3 million during the Fiscal 2008 Second Quarter.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales increased 1.3% due to reduced markdown activity on spring and summer merchandise during the current-year period as a result of lean inventories.  Gross profit as a percentage of net sales increased 3.4% for CATHERINES and 3.4% for LANE BRYANT and decreased 1.8% for FASHION BUG.  CATHERINES and LANE BRYANT experienced increased gross margin rates due to reduced markdown activity as a result of inventory management.  The gross margin rate at FASHION BUG decreased as compared to the prior year as a result of increased markdown activity in response to reduced traffic levels and clearance of spring and summer seasonal merchandise.

Occupancy and Buying

Occupancy and buying expenses for the Retail Stores segment increased 1.8% as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, expense dollars decreased as a result of operating fewer stores and other expense reduction initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 0.7% primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands, particularly at FASHION BUG and LANE BRYANT, where the closing of stores and other store expense reduction initiatives resulted in reductions of store selling payroll and store related expenses.  Selling, general, and administrative expenses as a percentage of net sales increased 0.5% for FASHION BUG, increased 1.6% for CATHERINES, and increased 1.0% for LANE BRYANT.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to reduced sales from our LANE BRYANT WOMAN catalog and related website.  As noted above, during the Fiscal 2009 Second Quarter we completed the shutdown of the LANE BRYANT WOMAN catalog.  Net sales from our FIGI’S catalog decreased as a result of reduced prospecting but exceeded plan sales for the Fiscal 2009 Second Quarter.

Gross Profit

Gross profit for the Direct-to-Consumer segment increased 18.2% as a percentage of sales as compared to the prior-year period.  The increase resulted from improved merchandise margins and reduced catalog advertising expenses at FIGI’S and decreased catalog advertising expenses attributable to the shutdown of our LANE BRYANT WOMAN catalog business, which was completed in the Fiscal 2009 Second Quarter.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for our Direct-to-Consumer segment increased 18.5% primarily as a result of negative leverage from the decrease in net sales and from costs associated with the shutdown of the LANE BRYANT WOMAN catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as a percentage of sales and in dollar amount compared to the prior-year period primarily as a result of the reduction in net sales from the shutdown of the LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

Depreciation and amortization expense was flat as a percentage of sales as compared to the prior-year period, but decreased 16.5% primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period.

Restructuring and Other Charges

During the Fiscal 2009 Second Quarter we continued to execute on our multi-year transformational initiatives and recognized the following pre-tax charges recorded as restructuring and other charges:

●	$3.9 million for costs related to our multi-year business transformation initiatives.

●
$3.3 million for accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business and our decision to outsource the development and hosting of our new e-commerce platform.  These fixed assets will be fully depreciated by the Fiscal 2009 Third Quarter.

●	$0.6 million for lease termination costs related to the closing of under-performing stores and other costs.

During the Fiscal 2008 Second Quarter we recognized pre-tax charges of $5.3 million primarily for lease termination costs related to the closing of under-performing stores.  We also recognized $0.3 million of non-cash pre-tax charges for the write-down of assets related to under-performing stores to be closed.  Additionally, during the Fiscal 2008 Second Quarter, we recognized $9.3 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern.

Gain on Repurchase of 1.125% Senior Convertible Notes

During the Fiscal 2009 Second Quarter we repurchased 1.125% Notes with an aggregate principal amount of $38.2 million and an aggregate unamortized discount of $9.6 million for an aggregate purchase price of $21.0 million and recognized a gain on the repurchase of $7.3 million net of unamortized issue costs.

Income Tax Provision/(Benefit)

Our income tax provision for the Fiscal 2009 Second Quarter was $0.7 million on income from continuing operations before taxes of $5.6 million as compared to a tax benefit of $3.7 million on a loss from continuing operations before taxes of $9.2 million for the Fiscal 2008 Second Quarter.  We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the income tax provision for the Fiscal 2009 Second Quarter was primarily a result of state and foreign income taxes payable as well as required deferred taxes, offset by a net decrease in our liability for unrecognized tax benefits, interest, and penalties in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” due to settlements with state tax authorities.  The Fiscal 2008 Second Quarter benefit was favorably impacted by the receipt of non-taxable life insurance proceeds and adjustments to certain state tax accruals, offset by an unfavorable increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48.

During the Fiscal 2008 Third Quarter we evaluated our assumptions regarding the recoverability of our net deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  We will continue to record a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.

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

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the Fiscal 2008 Third Quarter (see “Item 1.  Financial Statements (Unaudited); “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  During the Fiscal 2008 Second Quarter we recognized a net loss from discontinued operations of $6.1 million and a reduction of the estimated loss on disposition of the discontinued operations of $1.0 million.

Comparison of Twenty-six Weeks Ended August 1, 2009 and August 2, 2008

Consolidated Results of Operations

Net Sales

Consolidated net sales for the first half of Fiscal 2009 decreased as compared to the first half of Fiscal 2008 as a result of decreases in net sales from each of the brands in our Retail Stores segment driven primarily by negative comparable store sales.  Retail Stores segment sales were also impacted by 99 net store closings during the preceding twelve-month period.  In addition, net sales from our Direct-to-Consumer segment decreased primarily as a result of the shutdown of our LANE BRYANT WOMAN catalog business, which we announced in the Fiscal 2008 Third Quarter.

Gross Profit

Consolidated gross profit increased 3.0% as a percentage of consolidated net sales in the first half of Fiscal 2009 as compared to the prior-year period.  The increase is primarily attributable to improvements in gross margins from reduced markdown activity during the current-year period.  Catalog advertising expenses decreased as compared to the prior-year period primarily as a result of the shutdown of our LANE BRYANT WOMAN catalog, which was completed during the Fiscal 2009 Second Quarter.

Occupancy and Buying

Consolidated occupancy and buying expenses increased 2.5% as a percentage of consolidated net sales in the first half of Fiscal 2009 as compared to the prior-year period.  The increase is primarily attributable to negative leverage on occupancy and buying expenses from the decrease in consolidated net sales.  Although occupancy and buying expenses as a percentage of consolidated net sales de-leveraged as compared to the prior year, they decreased in dollar amount primarily as a result of the closing of under-performing stores, as well as other store-related occupancy savings.  Consolidated occupancy and buying expenses for the first half of Fiscal 2008 included a gain of approximately $1.8 million from the sale of our Memphis, Tennessee distribution center.

Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses increased 0.2% as a percentage of consolidated net sales in the first half of Fiscal 2009, primarily as a result of negative leverage from the decrease in consolidated net sales, they decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to the closing of under-performing stores and our expense reduction initiatives.  During the first half of Fiscal 2008 we recognized $5.9 million of expenses in connection with advisory and legal fees related to a proxy contest which was settled in May 2008.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the first half of Fiscal 2009 decreased at each of our Retail Stores brands as compared to the first half of Fiscal 2008.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending due to the current economic environment.  Additionally, the 99 net store closings during the preceding 12-month period contributed to the decrease in net sales at our Retail Stores brands.  The average number of transactions per store decreased for each of our brands, while the average unit retail per transaction increased for our each of our brands except for FASHION BUG.

During the first half of Fiscal 2009 we recognized revenues of $10.0 million in connection with our loyalty card programs as compared to revenues of $10.4 million during the first half of Fiscal 2008.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales increased 1.8%, which reflects improved gross margins from reduced markdown activity during the current-year period as a result of our proactive management of inventory in response to reduced consumer demand.  Gross profit as a percentage of net sales increased 3.3% for CATHERINES and 3.9% for LANE BRYANT, and decreased 1.7% for FASHION BUG.  CATHERINES and LANE BRYANT experienced increased merchandise margins due to reduced markdown activity while FASHION BUG experienced decreased merchandise margins as a result of increased markdown activity in response to reduced traffic and clearance of spring and summer seasonal merchandise.

Occupancy and Buying

Occupancy and buying expenses increased 1.6% as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, expense dollars decreased as a result of the closing of under-performing stores and other expense reduction initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 0.4% primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands, particularly at FASHION BUG and LANE BRYANT, where the closing of under-performing stores and other store expense reduction initiatives resulted in reductions to selling, general, and administrative expenses.  Selling, general, and administrative expenses as a percentage of net sales increased 0.2% for FASHION BUG, increased 1.5% for CATHERINES, and increased 0.8% for LANE BRYANT.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to reduced sales from our LANE BRYANT WOMAN catalogs and related websites.  As noted above, during the first half of Fiscal 2009 we completed the shutdown of the LANE BRYANT WOMAN catalog  and expect to complete the shutdown of the SHOETRADER.COM website shortly after the end of the Fiscal 2009 Second Quarter.

Gross Profit

Gross profit for the Direct-to-Consumer segment increased 1.4% as a percentage of sales as compared to the prior-year period.  The increase resulted from improved merchandise margins and reduced catalog advertising expenses at FIGI’S and decreased catalog advertising expenses as a result of the shutdown of our LANE BRYANT WOMAN catalog business, which was completed in the Fiscal 2009 Second Quarter.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for our Direct-to-Consumer segment increased 7.3% primarily as a result of negative leverage from the decrease in net sales and from costs associated with the shutdown of the LANE BRYANT WOMAN catalog business, which was completed during the Fiscal 2009 Second Quarter.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as a percentage of sales as compared to the prior-year period primarily as a result of the shut down of the LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

Depreciation and amortization expense was flat as a percentage of sales as compared to the prior-year period, but decreased 20.7% primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period.

Restructuring and Other Charges

During the first half of Fiscal 2009 we continued to execute on our multi-year transformational initiatives and recognized the following pre-tax charges recorded as restructuring and other charges:

●	$8.0 million for costs related to our multi-year business transformation initiatives.

●
$6.2 million for accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business and our decision to outsource the development and hosting of our new e-commerce platform.  These fixed assets will be fully depreciated by the Fiscal 2009 Third Quarter.

●	$1.3 million for retention and accelerated depreciation for the planned shutdown of the LANE BRYANT WOMAN catalog operations, which we completed during the Fiscal 2009 Second Quarter.

●	$1.0 million for lease termination costs related to the closing of under-performing stores and other costs.

During the first half of Fiscal 2008 we recognized pre-tax charges of $7.0 million for lease termination, severance, retention, and relocation costs related to the closing of under-performing stores and the consolidation of our CATHERINES operations from Memphis, Tennessee to our Bensalem headquarters.  We also recognized $2.2 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores to be closed and accelerated depreciation related to the closing of the Memphis facility.  Additionally, during the first half of Fiscal 2008 we recognized $9.3 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern.

Gain on Repurchase of 1.125% Senior Convertible Notes

During the first half of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $51.7 million and an aggregate unamortized discount of $13.0 million for an aggregate purchase price of $26.6 million and recognized a gain on the repurchase of $11.6 million net of unamortized issue costs.

Income Tax Provision/(Benefit)

Our income tax provision for the first half of Fiscal 2009 was $5.4 million on income from continuing operations before taxes of $3.8 million as compared to a tax benefit of $3.5 million on a loss from continuing operations before taxes of $9.9 million for the first half of Fiscal 2008.  We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the income tax provision for the first half of Fiscal 2009 was primarily a result of: (i) a net increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” after a decrease due to settlements with state tax authorities; (ii) state and foreign income taxes payable; and (iii) required deferred taxes.  The benefit for the first half of Fiscal 2008 was favorably impacted by the receipt of non-taxable life insurance proceeds and adjustments to certain state tax accruals, offset by an unfavorable increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with FIN No. 48.

During the Fiscal 2008 Third Quarter we evaluated our assumptions regarding the recoverability of our net deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  We will continue to record a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.

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

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the Fiscal 2008 Third Quarter (see “Item 1.  Financial Statements (Unaudited); “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  During the first half of  Fiscal 2008 we recognized a net loss from discontinued operations of $12.9 million and an estimated loss on disposition of the discontinued operations of $38.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our proprietary credit card receivables securitization agreements, our investment portfolio, and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	August 1,	January 31,
(Dollars in millions)	2009	2009

Cash and cash equivalents	$116.7	$93.8
Available-for-sale securities	$0.4	$6.4
Working capital	$377.4	$382.0
Current ratio	2.4	2.4
Long-term debt to equity ratio	36.5%	43.3%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 1. Financial Statements (Unaudited)” above, which includes the results of both our continuing operations and our discontinued operations for the first half of Fiscal 2008.

Our net cash provided by operating activities decreased to $57.4 million for the first half of Fiscal 2009 from $111.5 million for the first half of Fiscal 2008.  The decrease was primarily a result of the timing of payments for prepaid and accrued expenses.  The decrease was partially offset by a $4.9 million decrease in the loss from continuing operations and an $8.6 million decrease in our investment in inventories as compared to the prior-year period as a result of our continued efforts to reduce inventory levels.  On a comparable-store basis, inventories decreased 18% as of August 1, 2009 as compared to August 2, 2008.

During the first half of Fiscal 2009 we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $51.7 million and a carrying value (net of unamortized discount) of $38.7 million for an aggregate purchase price of $26.6 million.  In addition, we used $3.4 million for repayments of other long-term borrowings and $6.3 million for deferred financing costs related to our new revolving credit facility (see “FINANCING; Revolving Credit Facility” below).  During the first half of Fiscal 2008 we used $4.6 million of cash for repayments of long-term debt and $11.0 million of cash to purchase 2.0 million shares of common stock.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $9.8 million during the first half of Fiscal 2009 as compared to $38.5 million for the first half of Fiscal 2008.  Construction allowances received from landlords were $4.2 million for the current-year period as compared to $22.2 million for the prior-year period.  We also acquired equipment through capital leases of $6.0 million during the first half of Fiscal 2008.

As part of our previously announced streamlining initiatives and in response to the current difficult economic environment, we are significantly reducing capital expenditures during Fiscal 2009.  We plan to open approximately 11 new stores in Fiscal 2009 as compared to 48 new stores in Fiscal 2008, and anticipate that our Fiscal 2009 gross capital expenditures will be approximately $28.8 million before construction allowances received from landlords as compared to gross capital expenditures of $55.8 million for Fiscal 2008.  We expect to finance these capital expenditures primarily through internally-generated funds and to a lesser extent through capital lease financing.

Repurchases of Common Stock

During the Fiscal 2008 First Quarter we repurchased an aggregate total of 0.5 million shares of common stock for $2.7 million under a $200 million share repurchase program announced in November 2007 and 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We have not repurchased any shares of common stock subsequent to the Fiscal 2008 First Quarter.  Our amended revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before such repurchase, immediately after such repurchase, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information regarding the share-repurchase program announced in November 2007.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any; our capital requirements; our financial condition; and other relevant factors.  Our amended revolving credit facility allows the payment of dividends on our common stock not to exceed $15 million in any fiscal year.  Such payments are subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before the payment of such dividends, immediately after the payment of such dividends, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.

FINANCING

Off-Balance-Sheet Financing

Asset Securitization Program

On August 13, 2009 (subsequent to the end of the period covered by this report), we announced an agreement for the sale of our credit card receivables program to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the servicing of our private label credit card receivables program.  We expect the transaction to close before the end of Fiscal 2009, subject to obtaining certain customary regulatory approvals.

We expect to receive net cash proceeds of approximately $110 million related to the transaction.  The transaction consists of the sale of our private label credit card portfolio, along with certain other assets and liabilities that are required to support these card programs, including our consolidated balance sheet asset “Investment in Asset-Backed Securities.”  Gross proceeds from the transaction are estimated at $140 million.  Approximately $30 million will be utilized to fund the termination of contractual obligations related to the transaction as well as exit costs.  We will receive annual payments from Alliance Data, based on credit sales generated by the private label credit card portfolio, which is projected to result in the transaction being non-dilutive.  These payments are expected to substantially replace our net credit contribution related to our credit card portfolio.  Alliance Data will assume the servicing obligations for the Charming Shoppes Master Trust, through which the Charming Shoppes credit card receivables are financed.  Therefore, we will have no further obligations with respect to financing our credit card program.

Our current asset securitization program primarily involves the sale of proprietary credit card receivables to a special-purpose entity, which in turn transfers the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities are not consolidated in our balance sheet and the receivables transferred to the QSPEs are isolated for purposes of the securitization program.  We use asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Additional information regarding our asset securitization facilities is included in “Notes to Condensed Consolidated Financial Statements; Note 9. Asset Securitization” above; under the caption “MARKET RISK” below; and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Asset Securitization” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

As of August 1, 2009, we had the following securitization facilities outstanding:

(Dollars in millions)	Series 1999-2	Series 2004-VFC	Series 2004-1	Series 2007-1

Date of facility	May 1999	January 2004	August 2004	October 2007
Type of facility	Conduit	Conduit	Term	Term
Maximum funding	$50.0	$105.0	$180.0	$320.0
Funding as of August 1, 2009	$5.0	$47.5	$122.4	$320.0
First scheduled principal payment	Not applicable	Not applicable	April 2009	April 2012
Expected final principal payment	Not applicable(1)	Not applicable(1)	March 2010	March 2013
Next renewal date	March 2010	January 2010	Not applicable	Not applicable
____________________
(1)   Series 1999-2 and Series 2004-VFC have scheduled final payment dates that occur in the twelfth month following the month in which the series begins amortizing.  These series begin amortizing on the next renewal date subject to the further extension of the renewal date as a result of renewal of the purchase commitment.

During the Fiscal 2009 First Quarter we renewed our Series 1999-2 conduit facility through March 30, 2010 and Series 2004-1 began its scheduled principal amortization, which will be completed in March 2010.

We securitized $359.7 million of private label credit card receivables in the first half of Fiscal 2009 and had $495.2 million of securitized credit card receivables outstanding as of August 1, 2009.  We held certificates and retained interests in our securitizations of $100.4 million as of August 1, 2009 that are generally subordinated in right of payment to certificates issued by the QSPEs to third-party investors.  Our obligation to repurchase receivables sold to the QSPEs is limited to those receivables that at the time of their transfer fail to meet the QSPE’s eligibility standards under normal representations and warranties.  To date, our repurchases of receivables pursuant to this obligation have been insignificant.

CSRC and Charming Shoppes Seller, Inc., our consolidated wholly owned indirect subsidiaries, are separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities as of August 1, 2009 included $50.5 million of QSPE certificates, an interest-only (“I/O”) strip of $19.1 million, and other retained interests of $30.8 million.  These assets are first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs.

Additionally, with respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. does not meet certain financial performance standards, the Trust is obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9.45 million that otherwise would be available to CSRC.  The result of this reallocation is to increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Subsequent to such a transfer occurring, and upon certain conditions being met, these same investors are required to repurchase these interests when the financial performance standards are again satisfied.  Our net loss for the third quarter of Fiscal 2007 resulted in the requirement to begin the reallocation of collections as discussed above and $9.45 million of collections were fully transferred as of February 2, 2008.  The requirement for the reallocation of these collections will cease and such investors would be required to repurchase such interests upon our announcement of a quarter with net income and the fulfillment of such conditions.  With the exception of the requirement to reallocate collections of $9.45 million that were fully transferred as of February 2, 2008, the Trust was in compliance with its financial performance standards as of August 1, 2009, including all financial performance standards related to the performance of the underlying receivables.

In addition to the above, we could be affected by certain other events that would cause the QSPEs to hold proceeds of receivables, which would otherwise be available to be paid to us with respect to our subordinated interests, within the QSPEs as additional enhancement.  For example, if we or the QSPEs do not meet certain financial performance standards, a credit enhancement condition would occur and the QSPEs would be required to retain amounts otherwise payable to us.  In addition, the failure to satisfy certain financial performance standards could further cause the QSPEs to stop using collections on QSPE assets to purchase new receivables and would require such collections to be used to repay investors on a prescribed basis as provided in the securitization agreements.  If this were to occur, it could result in our having insufficient liquidity; however, we believe we would have sufficient notice to seek alternative forms of financing through other third-party providers although we cannot provide assurance in that regard.  As of August 1, 2009 we and the QSPEs were in compliance with the applicable financial performance standards referred to in this paragraph.

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

Should the above disclosed sale of our credit card receivables program not occur, we plan to refinance our maturing securitization series with our credit conduit facilities totaling $155.0 million, which are renewed annually.  To the extent that these conduit facilities are not renewed they would amortize in accordance with their terms and we would finance this amortization using our corporate cash flows or other sources of financing to the extent that they become available.  During the Fiscal 2009 First Quarter we renewed our Series 1999-2 conduit facility through March 30, 2010.  There is no assurance that we can refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability from other sources for such financing.  Without adequate liquidity our ability to offer our credit program to our customers, and consequently our financial condition and results of operations, would be adversely affected.

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

Further details of our net credit contribution are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In millions)	2009	2008	2009	2008

Net securitization excess spread revenues	$23.2	$26.3	$40.0	$49.6
Net changes to the I/O strip and servicing liability	1.0	(0.3)	(0.2)	0.1
Other credit card revenues, net(1)	2.8	2.5	6.1	5.8
Total credit card revenues	27.0	28.5	45.9	55.5
Less total credit card program expenses	14.0	17.0	28.9	35.0
Total credit contribution	$13.0	$11.5	$17.0	$20.5
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

The changes in the total credit contribution for the thirteen weeks and twenty-six weeks ended August 1, 2009 as compared to the thirteen weeks and twenty-six weeks ended August 2, 2008 reflect the decrease in net securitization excess spread revenues and program expenses due to lower outstanding balances as a result of the November 2008 sale of the Crosstown Traders apparel-related catalog credit card receivables as well as receivables declines in the other brand credit card portfolios as a result of reduced sales.  The increase in the credit contribution for the thirteen weeks ended August 1, 2009 as compared to the thirteen weeks ended August 2, 2008 reflects increased collection of fee income and the associated impact on excess spread revenues and the I/O strip valuation.

Further details of our outstanding receivables are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(In millions)	2009	2008	2009	2008

Average managed receivables outstanding	$501.3	$591.9	$502.8	$588.6
Ending managed receivables outstanding	$495.2	$584.9	$495.2	$584.9

As a result of our announced agreement to sell our credit card receivables program (see “Notes to Condensed Consolidated Financial Statements; Note 15. Subsequent Events” above), the revenues associated with the program will change upon the closing of the sale.  Current revenues associated with the securitization net excess spread revenues, the I/O valuation, and a portion of the other credit revenues will be replaced with payments from Alliance Data.  These payments will primarily include payments associated with credit sales.  The majority of the expenses associated with the credit card receivables program will be eliminated.

Operating Leases

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Leases” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

Revolving Credit Facility

Through July 30, 2009 we had a revolving credit facility agreement that provided for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, which was scheduled to expire on July 28, 2010.  On July 31, 2009 we entered into an amended and restated loan and security agreement (the “amended agreement” or “amended facility”) for a $225 million senior secured revolving credit facility.  The amended facility replaces the $375 million revolving credit facility and provides for committed revolving credit availability through July 31, 2012.

The amount of credit that is available from time to time under the amended agreement is determined as a percentage of the value of eligible inventory, accounts receivable, and cash, as reduced by certain reserves.  In addition, the amended agreement includes an option allowing us to increase our maximum credit up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides  that up to $100 million of the $225 million may be used for letters of credit.

The amended agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of August 1, 2009 the applicable rates under the amended facility were 6.00% for Base Rate loans and 4.04% for 30 day Eurodollar Rate loans.

The amended agreement provides for customary representations and warranties and affirmative covenants.  The amended agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; change in business; limitations or restrictions affecting subsidiaries; credit card agreements; private-label credit cards; and changes in control of certain of our subsidiaries.  If at any time the “Excess Availability” (as defined in the amended agreement) is less than $40 million then, in each month in which Excess Availability is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  The amended agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the amended agreement.  Under certain conditions the maximum amount available under the amended agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the amended agreement may be accelerated.  As of August 1, 2009 the Excess Availability under the amended facility was $199.2 million and we were not in violation of any of the covenants included in the facility.

In connection with the amended agreement we executed an amended and restated guaranty (the “amended guaranty”).  Pursuant to the amended guaranty we and most of our subsidiaries jointly and severally guaranteed the borrowings and obligations under the amended agreement, subject to standard insolvency limitations.  Under the amended guaranty, collateral for the borrowings under the amended agreement consists of pledges by us and certain of our subsidiaries of the capital stock of each such entity’s subsidiaries.  The amended agreement also provides for a security interest in substantially all of our assets excluding, among other things, equipment, real property, and stock or other equity, and assets of excluded subsidiaries.  Excluded subsidiaries are not guarantors under the amended agreement and the amended guaranty.

As of August 1, 2009 we had an aggregate total of $7.2 million of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of August 1, 2009.

Long-term Debt

During the first half of Fiscal 2009 we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $51.7 million and a carrying value (net of unamortized discount) of $38.7 million for an aggregate purchase price of $26.6 million (see “Note 4. Long-term Debt” above).  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us as circumstances may allow.

See “FORWARD-LOOKING STATEMENTS” above and “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Long-term Debt” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

In Fiscal 2009 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and available-for-sale securities, securitization facilities (replaced by our ten-year operating agreements with Alliance Data upon closing of the above-disclosed transaction), and borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2009.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.  We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  We may also elect to redeem debt financing prior to maturity or to purchase additional 1.125% Senior Convertible Notes under circumstances that we believe to be favorable to us.  At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the market value of our outstanding debt, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

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

The finance charges on most of our proprietary credit card accounts are billed using a floating rate index (the Prime Rate), subject to a floor and limited by legal maximums.  The certificates issued under the securitization facilities include both floating-interest-rate and fixed-interest-rate certificates.  The floating-rate certificates are based on an index of either one-month LIBOR or the commercial paper rate, depending on the issuance.  Consequently, we have basis risk exposure with respect to credit cards billed using a floating-rate index to the extent that the movement of the floating-rate index on the certificates varies from the movement of the Prime Rate.  Additionally, as of August 1, 2009 the floating finance charge rate on the floating-rate indexed credit cards was below the contractual floor rate, thus exposing us to interest-rate risk with respect to these credit cards for the portion of certificates that are funded at floating rates.

As a result of the Trust entering into a series of fixed-rate interest rate swap agreements with respect to $278.2 million of floating-rate certificates, entering into an interest-rate cap with respect to an additional $28.8 million of floating-rate certificates, and $86.1 million of certificates being issued at fixed rates we have significantly reduced the exposure of floating-rate certificates outstanding to interest-rate risk.  To the extent that short-term interest rates were to increase by one percentage point on a pro-rated basis by the end of Fiscal 2009, an increase of approximately $237 thousand in selling, general, and administrative expenses would result.

See “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for a further discussion of other market risks related to our securitization facilities.

As of August 1, 2009 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

On March 23, 2009 NASDAQ suspended the $1.00 per share minimum closing bid price requirement through at least July 20, 2009.  Consequently, for as long as NASDAQ’s rule suspension remains in effect NASDAQ will not take steps to de-list our common stock if the minimum closing bid price for our common stock trades below $1.00 per share during the rule suspension period.  We can provide no assurance, however, that NASDAQ will extend this rule suspension period beyond July 20, 2009.

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

Subsequent to our filing on April 1, 2009 of our Form 10-K for the fiscal year ended January 31, 2009 our common stock has traded in a price range between $1.33 and $5.75 (through September 1, 2009).  We believe that our dual listing on the Chicago Stock Exchange and the recent trading prices of our common stock have mitigated this risk factor.

As a result of our announcement on August 13, 2009 that we have entered into an agreement for the sale of our credit card operations we have modified our risk factors relating to our credit card program to the following:

We cannot assure the successful consummation of the sale of our credit card operations.    We also cannot assure that we will realize the expected benefits from the sale of our credit card operations if the sale is consummated.  Should we fail to consummate the sale of our credit card operations, we would refinance our maturing credit card term securitization series through our credit conduit facilities, which are renewed annually, or through the issuance of a new term series.  To the extent that our conduit facilities could not be renewed they would amortize according to their terms and we would finance this amortization using our corporate cash flows or other sources of financing to the extent that they become available.  There is no assurance that we would be able to refinance or renew our conduit facilities on terms comparable to our existing facilities or that there would be sufficient availability from other sources for such financing.  Should we fail to consummate the sale of our credit card operations and fail to refinance or renew our facilities, our ability to offer our credit program to our customers and consequently our financial condition and results of operations, would be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

May 3, 2009 through
May 30, 2009	1,077	(1)	$3.32	–
May 31, 2009 through
July 4, 2009	2,875	(1)	3.78	–
July 5, 2009 through
August 1, 2009	2,194		4.18	–
Total	6,146		$3.84	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)   On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to May 3, 2008. As of August 1, 2009, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (“the Meeting”) was held on June 25, 2009.

As disclosed in our Proxy Statement filed on May 15, 2009 pursuant to Section 14 of the Securities Exchange Act of 1934 (the “Proxy Statement”), Arnaud Ajdler, Michael C. Appel, Richard W. Bennet, III, Yvonne M. Curl, James P. Fogarty, Michael Goldstein, Katherine M. Hudson, Alan Rosskamm, and M. Jeannine Strandjord were nominated for election to serve one-year terms as Directors.  The holders of 110,564,559 shares of our Common Stock, representing 95.8% of the total number of shares outstanding as of the close of business on April 27, 2009 (the record date fixed by our Board of Directors), were present in person or by proxy at the Annual Meeting.

The following table indicates the number of votes cast in favor of election and the number of votes withheld with respect to each of the Directors nominated:

Name	Votes For	Votes Withheld
Arnaud Ajdler	107,240,006	3,324,553
Michael C. Appel	107,313,372	3,251,187
Richard W. Bennet III	107,333,007	3,231,552
Yvonne M. Curl	107,241,528	3,323,031
James P. Fogarty	107,340,856	3,223,703
Michael Goldstein	97,734,923	12,829,636
Katherine M. Hudson	107,270,800	3,293,759
Alan Rosskamm	107,305,727	3,258,832
M. Jeannine Strandjord	107,162,206	3,402,353

A proposal to re-approve the material terms of the performance goals under our 2004 Stock Award and Incentive Plan to preserve Charming Shoppes’ tax deductions in accordance with Section 162(m) of the Internal Revenue Code was approved, with 102,406,463 votes for, 7,957,167 votes against, and 200,929 abstentions.

A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for our fiscal year ending January 30, 2010 was approved, with 110,361,860 votes for, 154,078 votes against, and 48,621 abstentions.

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

4.1
Third Amended and Restated Loan and Security Agreement, dated July 31, 2009, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Retail Finance, LLC as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 31, 2009, filed on August 6, 2009 (File No. 000-07258, Exhibit 4.1).

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

10.6
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

10.7
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.8
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.9
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.10
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.11
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.12	2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective May 1, 2009.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: September 2, 2009	/S/ JAMES P. FOGARTY
James P. Fogarty
President
Chief Executive Officer

Date: September 2, 2009	/S/ ERIC M. SPECTER
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

4.1
Third Amended and Restated Loan and Security Agreement, dated July 31, 2009, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Retail Finance, LLC as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 31, 2009, filed on August 6, 2009 (File No. 000-07258, Exhibit 4.1).

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

10.6
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

10.7
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.8
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.9
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.10
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.11
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.12	2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective May 1, 2009.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.