Form 10-Q
period 2009-10-31
CHARMING SHOPPES INC
filed 2009-12-02
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of November 30, 2009 was 115,585,753 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
(In thousands, except share amounts)	2009	2009
		(As Adjusted)

ASSETS
Current assets
Cash and cash equivalents	$223,944	$93,759
Available-for-sale securities	400	6,398
Accounts receivable, net of allowances of $2,017 and $6,018	4,100	33,300
Investment in asset-backed securities	0	94,453
Merchandise inventories	334,462	268,142
Deferred taxes	3,439	3,439
Prepayments and other	131,166	155,430
Total current assets	697,511	654,921

Property, equipment, and leasehold improvements – at cost	1,067,100	1,076,972
Less accumulated depreciation and amortization	734,768	693,796
Net property, equipment, and leasehold improvements	332,332	383,176

Trademarks and other intangible assets	187,132	187,365
Goodwill	23,436	23,436
Other assets	25,497	28,243
Total assets	$1,265,908	$1,277,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163,142	$99,520
Accrued expenses	184,344	166,631
Current portion – long-term debt	6,470	6,746
Total current liabilities	353,956	272,897

Deferred taxes	48,730	46,197
Other non-current liabilities	188,979	188,470
Long-term debt, net of debt discount of $47,962 and $72,913	183,630	232,722

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 154,098,888 shares and 153,482,368 shares	15,410	15,348
Additional paid-in capital	502,339	498,551
Treasury stock at cost – 38,514,410 shares and 38,482,213 shares	(347,877)	(347,730)
Accumulated other comprehensive income	0	5
Retained earnings	320,741	370,681
Total stockholders’ equity	490,613	536,855
Total liabilities and stockholders’ equity	$1,265,908	$1,277,141

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	October 31,	November 1,
(In thousands, except per share amounts)	2009	2008
		(As Adjusted)

Net sales	$460,237	$553,066

Cost of goods sold	223,421	299,196
Gross profit	236,816	253,870

Occupancy and buying expenses	95,020	106,552
Selling, general, and administrative expenses	135,479	166,338
Depreciation and amortization	18,260	23,131
Sale of proprietary credit card receivables programs	13,379	0
Impairment of store assets	0	20,216
Restructuring and other charges	14,746	6,391
Total operating expenses	276,884	322,628

Loss from operations	(40,068)	(68,758)

Other income	198	1,876
Gain on repurchases of 1.125% Senior Convertible Notes	1,264	0
Interest expense	(4,822)	(4,862)

Loss from continuing operations before income taxes	(43,428)	(71,744)
Income tax provision/(benefit)	4,934	(11,858)

Loss from continuing operations	(48,362)	(59,886)

Loss from discontinued operations, net of income tax benefit
of $12,698 in 2008	0	(23,875)

Net loss	$(48,362)	$(83,761)

Basic net loss per share:
Loss from continuing operations	$(0.42)	$(0.52)
Loss from discontinued operations	0.00	(0.21)
Net loss	$(0.42)	$(0.73)

Diluted net loss per share:
Loss from continuing operations	$(0.42)	$(0.52)
Loss from discontinued operations	0.00	(0.21)
Net loss	$(0.42)	$(0.73)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	October 31,	November 1,
(In thousands, except per share amounts)	2009	2008
		(As Adjusted)

Net sales	$1,525,590	$1,843,028

Cost of goods sold	737,340	959,409
Gross profit	788,250	883,619

Occupancy and buying expenses	297,660	318,900
Selling, general, and administrative expenses	427,260	517,119
Depreciation and amortization	57,534	72,630
Sale of proprietary credit card receivables programs	13,379	0
Impairment of store assets	0	20,216
Restructuring and other charges	31,219	24,947
Total operating expenses	827,052	953,812

Loss from operations	(38,802)	(70,193)

Other income	679	3,183
Gain on repurchases of 1.125% Senior Convertible Notes	12,828	0
Interest expense	(14,327)	(14,665)

Loss from continuing operations before income taxes	(39,622)	(81,675)
Income tax provision/(benefit)	10,318	(15,317)

Loss from continuing operations	(49,940)	(66,358)

Loss from discontinued operations	0	(74,922)

Net loss	(49,940)	(141,280)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities, net of income tax
benefit of $12 in 2008	(5)	(24)

Comprehensive loss	$(49,945)	$(141,304)

Basic net loss per share:
Loss from continuing operations	$(0.43)	$(0.58)
Loss from discontinued operations	0.00	(0.65)
Net loss	$(0.43)	$(1.23)

Diluted net loss per share:
Loss from continuing operations	$(0.43)	$(0.58)
Loss from discontinued operations	0.00	(0.65)
Net loss	$(0.43)	$(1.23)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 31,	November 1,
(In thousands)	2009	2008
		(As Adjusted)

Operating activities
Net loss	$(49,940)	$(141,280)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	58,908	73,498
Stock-based compensation	4,301	4,708
Sale of proprietary credit card receivables programs	13,379	0
Net loss/(gain) from disposition of capital assets	182	(722)
Net loss/(gain) from securitization activities	(2,465)	531
Accretion of discount on 1.125% Senior Convertible Notes	7,786	8,199
Loss on disposition of discontinued operations	0	46,736
Impairment of store assets	0	20,216
Deferred income taxes	2,536	11,025
Gain on repurchases of 1.125% Senior Convertible Notes	(12,828)	0
Write-down of deferred taxes related to stock-based compensation	0	(1,352)
Write-down of capital assets	8,935	2,456
Changes in operating assets and liabilities
Accounts receivable, net	29,200	29,058
Merchandise inventories	(66,320)	(65,430)
Accounts payable	63,622	51,768
Prepayments and other	(13,369)	(11,322)
Accrued expenses and other	5,395	(8,971)
Proceeds from sale of retained interests in proprietary credit card receivables	85,050	0
Net cash provided by operating activities	134,372	19,118

Investing activities
Investment in capital assets	(16,313)	(49,498)
Proceeds from sale of certificates related to proprietary credit card receivables	51,250	0
Proceeds from sales of capital assets	1,719	4,813
Net proceeds from sale of discontinued operations	0	34,440
Gross purchases of securities	(2,448)	(3,935)
Proceeds from sales of securities	8,588	11,651
Decrease in other assets	4,357	6,635
Net cash provided by investing activities	47,153	4,106

Financing activities
Proceeds from long-term borrowings	0	108
Repayments of long-term borrowings	(5,076)	(6,813)
Repurchases of 1.125% Senior Convertible Notes	(39,323)	0
Net payments for settlements of hedges on convertible notes	(31)	0
Payments of deferred financing costs	(7,308)	(47)
Purchases of treasury stock	0	(10,969)
Net proceeds from shares issued under employee stock plans	398	484
Net cash used by financing activities	(51,340)	(17,237)

Increase in cash and cash equivalents	130,185	5,987
Cash and cash equivalents, beginning of period	93,759	61,842
Cash and cash equivalents, end of period	$223,944	$67,829

(Continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Thirty-nine Weeks Ended
	October 31,	November 1,
(In thousands)	2009	2008
		(As Adjusted)

Non-cash financing and investing activities
Assets acquired through capital leases	$0	$5,959

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  Certain prior-year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current-year presentation.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in Exhibit 99.1 of our Form 8-K dated June 19, 2009, which retrospectively revised the financial statements and related notes included in our January 31, 2009 Annual Report on Form 10-K as a result of our adoption of certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt With Conversion and Other Options” (formerly FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)”) in accordance with the transition provisions of ASC 470-20-65-1 (see “Change in Accounting Principle” and “Note 4. Long-term Debt” below).  The results of operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 are not necessarily indicative of operating results for the full fiscal year.

In June 2009 the FASB established the ASC as the official single source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (see “Note 16. Recent Accounting Pronouncements” below).  Information in the FASB ASC is organized numerically in descending order by topic, subtopic, section, and subsection.  References to the ASC shown in these footnotes are abbreviated as “ASC” followed by the specific topic, subtopic, section, or subsection where the relevant literature is contained.

As used in these notes, the term “Fiscal 2009” refers to our fiscal year ending January 30, 2010, the term “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and the term “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  The term “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended October 31, 2009 and the term “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 1, 2008.  The term “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009 and the term “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  The term “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 3, 2008.  The term “Fiscal 2010” refers to our fiscal year ending January 29, 2011 and the term “Fiscal 2010 First Quarter” refers to our fiscal quarter ending May 1, 2010.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Reclassifications

Effective with the Fiscal 2009 Second Quarter we modified the presentation of our condensed consolidated statements of operations and comprehensive income to provide additional details of our operating expenses.  The modifications consist primarily of separate disclosure of cost of goods sold and occupancy and buying expenses, and the reclassification of depreciation and amortization from occupancy, buying, selling, general, and administrative expenses to a separate line within operating expenses.  A table presenting our cost of goods sold, gross profit, and operating expenses by quarter for Fiscal 2008 prepared on a consistent basis with the current-year presentation is included in “Note 1. Condensed Consolidated Financial Statements” of our Report on Form 10-Q for the quarterly period ended August 1, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Change in Accounting Principle

The accompanying condensed consolidated balance sheet as of January 31, 2009 and the condensed consolidated statements of operations and comprehensive income for the thirteen and thirty-nine weeks ended November 1, 2008 have been adjusted to reflect the retrospective adoption as of February 1, 2009, in accordance with the transition provisions of ASC 470-20-65-1, of certain provisions of ASC 470-20, “Debt With Conversion and Other Options,” related to certain debt instruments that may be settled in cash upon conversion.  Our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) are within the scope of these provisions (see “Note 4. Long-term Debt” below for further information).

In connection with our adoption of these provisions we identified an error related to the accounting for deferred taxes for a purchased call option that we entered into contemporaneously with the issuance of our 1.125% Notes in Fiscal 2007.  Concurrent with the issuance of the Notes we entered into a series of hedge transactions, which included the purchase of a call option with a cost of approximately $90,500,000.  The cost of the call option was accounted for as an equity transaction in our financial statements.  For income tax purposes the cost of the call option is treated as original issue discount (“OID”) and amortized over the life of the 1.125% Notes.  We were recording the resulting tax benefit in our financial statements as an increase to additional paid-in capital as the tax benefit was reported in our annual income tax returns.  However, the treatment of the call option as OID for income tax purposes created a book-tax basis difference on the issuance date of the debt for which a deferred tax asset of approximately $33,000,000 should have been recognized, with a corresponding increase to additional paid-in capital.

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

In evaluating these errors we considered the requirements in ASC 250, “Accounting Changes and Error Corrections,” SEC Staff Accounting Bulletin No. 99 (ASC 250-10-S99-1), “Materiality,” and ASC 270, “Interim Reporting.” We considered both the quantitative and qualitative factors in evaluating the materiality of the errors and concluded that the errors are not material to the Fiscal 2007 and Fiscal 2008 financial statements.  Accordingly, we have not restated our previously issued financial statements to correct these errors.  However, the correction of these errors has been considered when adjusting the historical financial statements and related notes that are included in Exhibit 99.1 of our Form 8-K dated June 19, 2009 for the retrospective application of ASC 470-20.  The financial statements and related footnotes included in the Form 8-K dated June 19, 2009 revise the financial statements included in our Form 10-K for the fiscal year ended January 31, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

In accordance with ASC 470-20-25 and ASC 470-20-30, the 1.125% Notes are separated into their debt and equity components.  The carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component.  The carrying amount of the equity component represented by the embedded conversion option is then determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole.   Upon measuring the liability in accordance with ASC 470-20-30, we determined that the tax basis and book basis of the debt are substantially the same; therefore the effects of the aforementioned financial statement errors in Fiscal 2007 and Fiscal 2008 related to deferred income taxes and income tax expense were substantially offset by the effects of adopting ASC 470-20.

Discontinued Operations

On April 25, 2008 we announced that our Board of Directors began exploring a broad range of operating and strategic alternatives for our non-core misses apparel catalog titles (collectively, “Crosstown Traders”) in order to provide a greater focus on our core brands and to enhance shareholder value.  Crosstown Traders met the requirements to be accounted for as held for sale.  Accordingly, the results of operations of Crosstown Traders were reported as discontinued operations in our consolidated statements of operations as of the beginning of the Fiscal 2008 First Quarter.  In August 2008 we entered into a definitive agreement to sell the Crosstown Traders non-core misses apparel catalogs and the sale was completed in September 2008.  Crosstown Traders’ operations have been eliminated from our financial statements as of the date of sale.

In August 2008 we announced our plans to explore the sale of our FIGI’S® Gifts in Good Taste catalog business based in Wisconsin, stating at that time that we would only enter into a transaction at an acceptable valuation.  The results of operations of FIGI’S were not reported as discontinued operations as they had not met the requirements to be accounted for as held for sale.  In July 2009 we announced the discontinuation of the exploration of the sale of FIGI’S.

Results from discontinued operations for the thirteen and thirty-nine weeks ended November 1, 2008 (as restated) were as follows:

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
	November 1,		November 1,
(In thousands)	2008(1)		2008(1)

Net sales	$34,563		$155,811

Loss from discontinued operations	$(11,177	)(2)	$(74,922	)(2)
Income tax benefit	(12,698	)(3)	0
Loss from discontinued operations, net of income tax benefit	$(23,875)		$(74,922)
____________________
(1) Through September 18, 2008 (the date of sale).
(2)  Includes $7,209,000 of losses from operations and an increase of $3,968,000 in the loss on disposition for the thirteen weeks ended November 1, 2008, and $28,186,000 of losses from operations and a $46,736,000 loss on disposition for the thirty-nine weeks ended November 1, 2008.

(3) Reversal of previously recognized tax benefit as a result of our recognition of a valuation allowance against net deferred tax assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

During the Fiscal 2008 Third Quarter we announced the closing  of our LANE BRYANT WOMAN® catalog, which was completed during the Fiscal 2009 Second Quarter.  The customers served by this catalog sales channel will continue to be served by our other LANE BRYANT® sales channels; therefore, the closing of the LANE BRYANT WOMAN catalog operations did not meet the requirements for being reported as a discontinued operation.

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” below).  Due to our significant continuing involvement and retained cash flows as a result of the ten-year operating agreements with Alliance Data, the sale of the proprietary credit card receivables programs did not meet the requirements for being reported as a discontinued operation.

The financial information for the Fiscal 2008 periods included in these Notes to Condensed Consolidated Financial Statements reflects only the results of our continuing operations.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  Additional information regarding our segment reporting is included in “Note 11. Segment Reporting” below.  We also include sales and operating profit by brand in our Management’s Discussion and Analysis of Results of Operations in order to provide additional information for our Retail Stores segment.

Stock-based Compensation

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 11.  Stock-Based Compensation Plans” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

Shares available for future grants under our stock-based compensation plans as of October 31, 2009 were as follows:

2004 Stock Award and Incentive Plan	2,321,480
2003 Non-Employee Directors Compensation Plan	161,897
1994 Employee Stock Purchase Plan	578,070
1988 Key Employee Stock Option Plan	122,105

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Current grants of stock-based compensation consist primarily of stock appreciation rights.  Stock option and stock appreciation rights activity for the thirty-nine weeks ended October 31, 2009 was as follows:

						Aggregate
		Average				Intrinsic
	Option	Option	Option Prices			Value(1)
	Shares	Price	Per Share			(000’s)

Outstanding at January 31, 2009	3,292,385	$5.09	$1.00	–	$13.84	$0
Granted – exercise price equal to market price	4,771,540	1.74	0.99	–	5.72
Canceled/forfeited	(513,894)	4.96	1.00	–	11.28
Exercised	(7,260)	1.00	1.00	–	1.00	23	(2)
Outstanding at October 31, 2009	7,542,771	$2.99	$0.99	–	$13.84	$11,653
Exercisable at October 31, 2009	1,516,235	$5.82	$1.00	–	$13.84	$0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	October 31,	November 1,		October 31,	November 1,
(In thousands)	2009	2008		2009	2008

Total stock-based compensation expense	$1,327	$(306	)(1)	$4,301	$4,708	(1)
____________________
(1) Includes $955 reversal of previously recognized stock-based compensation related to performance-based awards.

During the Fiscal 2009 Second Quarter and the Fiscal 2008 Second Quarter we granted cash-settled restricted stock units (“RSUs”) under our 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with ASC 718-10-25-11, “Compensation – Stock Compensation; Recognition.”  Compensation expense related to cash-settled RSUs is recognized over a one-year period from the date of grant and included in “Accrued expenses” in our consolidated balance sheets.  Compensation expense of $199,000 for the thirteen weeks and $761,000 for the thirty-nine weeks ended October 31, 2009 related to these cash-settled RSUs has been excluded from the above table.  In addition, a decrease in compensation expense of $214,000 for the thirteen weeks and an increase in compensation expense of $267,000 for the thirty-nine weeks ended November 1, 2008 have been excluded from the above table.  The $214,000 decrease in compensation expense is a result of a reduction in the market value of our common stock during the Fiscal 2008 Third Quarter.  Total compensation expense for unvested cash-settled RSUs not yet recognized as of October 31, 2009 was $426,000.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements (Continued)

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding, was $10,490,000 as of October 31, 2009.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog.  Details of our accounts receivable are as follows:

	October 31,	January 31,
(In thousands)	2009	2009

Due from customers	$6,117	$39,318
Allowance for doubtful accounts	(2,017)	(6,018)
Net accounts receivable	$4,100	$33,300

Note 3. Trademarks and Other Intangible Assets

	October 31,	January 31,
(In thousands)	2009	2009

Trademarks, tradenames, and internet domain names	$187,132	$187,132
Customer relationships, net	0	233
Net trademarks and other intangible assets	$187,132	$187,365

Note 4. Long-term Debt

	October 31,	January 31,
(In thousands)	2009	2009
		(As Adjusted)

1.125% Senior Convertible Notes, due May 2014	$205,757	$275,000
Capital lease obligations	11,192	14,041
6.07% mortgage note, due October 2014	9,954	10,419
6.53% mortgage note, due November 2012	4,200	5,250
7.77% mortgage note, due December 2011	6,729	7,249
Other long-term debt	230	422
Total long-term debt principal	238,062	312,381
Less unamortized discount on 1.125% Senior Convertible Notes	(47,962)	(72,913)
Long-term debt – carrying value	190,100	239,468
Current portion	(6,470)	(6,746)
Net long-term debt	$183,630	$232,722

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

ASC 470-20, “Debt With Conversion and Other Options,” specifies, among other things, the accounting treatment for convertible securities that an issuer may settle fully or partially in cash.  In accordance with ASC 470-20-65-1, we adopted the provisions of ASC 470-20 as of January 31, 2009 for our 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”), which were issued in Fiscal 2007, and applied the provisions retrospectively to all past periods presented.  Additional details regarding the 1.125% Notes are included in “Item 8. Financial Statements and Supplementary Data; Note 8. Long-term Debt” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

Prior to the adoption of ASC 470-20 we recorded the liability for our 1.125% Notes at their principal value and recognized the contractual interest on the notes as interest expense.  Under ASC 470-20-25 and ASC 470-20-30, cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the fair value of the conversion feature and has been recognized as additional paid-in capital.  We will accrete the debt to its principal value over its expected life using the effective interest method, with an offsetting increase in interest expense on our statements of operations to reflect the market rate for the debt component at the date of issuance.  Upon maturity of the 1.125% Notes we will be obligated to repay the principal value of the notes to holders of outstanding notes ($205,757,000 as of October 31, 2009).

Our adoption of ASC 470-20 resulted in an initial reduction in long-term debt and increase in stockholders’ equity of $91,715,000 as of the date of issuance of the debt (May 2007).  The non-cash amortization of this discount component increases interest expense and long-term debt over the life of the 1.125% Notes (54 months as of October 31, 2009).  The pre-tax amortization to interest expense and increase to long-term debt recognized retrospectively was $7,770,000 for Fiscal 2007 (from the date of original issuance) and $11,032,000 for Fiscal 2008.  Adoption of ASC 470-20 does not affect our cash flows.

Our adoption of ASC 470-20 also resulted in the reclassification of $2,564,000 of debt issuance costs from other assets to equity to allocate a proportionate share of the issuance costs related to the 1.125% Notes to the equity component recognized.

The carrying amount of the equity component of the 1.125% Notes and the principal value, unamortized discount, and net carrying amount of the liability component of the 1.125% Notes were as follows:

	October 31,	January 31,
(In thousands)	2009	2009

Equity component of 1.125% Senior Convertible Notes	$90,750	$91,715

Principal value of 1.125% Senior Convertible Notes	$205,757	$275,000
Unamortized discount	(47,962)	(72,913)
Liability component of 1.125% Senior Convertible Notes	$157,795	$202,087

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

Our retrospective adoption of ASC 470-20 resulted in the following adjustments to our condensed consolidated balance sheet as of January 31, 2009:

	January 31, 2009
	As Previously	Other	ASC 470-20		As
(In thousands)	Reported	Adjustments(1)	Adjustments		Adjusted

Deferred taxes	$4,066		$(627	)(2)	$3,439
Other assets	30,167		(1,924	)(3)	28,243
Total assets	1,279,692		(2,551)		1,277,141

Deferred taxes	46,824		(627	)(2)	46,197
Long-term debt	305,635		(72,913	)(4)	232,722
Additional paid-in capital	411,623	$30,208	56,720	(5)	498,551
Retained earnings	386,620	(30,208)	14,269	(6)	370,681
Total stockholders’ equity	465,866		70,989		536,855
Total liabilities and stockholders’ equity	1,279,692		(2,551)		1,277,141
____________________
(1) Correction of accounting for deferred taxes related to purchased call option (see “Note 1. Condensed Consolidated Financial Statements; Change in Accounting Principle” above).
(2) Reallocation of deferred taxes.
(3) Cumulative adjustment to debt issuance costs related to 1.125% Notes.
(4) Unamortized discount as of January 31, 2009.
(5) Equity component of 1.125% Notes and debt issuance costs.
(6) Cumulative impact of amortization of debt discount and amortization of equity component of debt issuance costs, net of tax benefit.

The contractual interest expense, amortization of debt discount, and effective interest rate for the 1.125% Notes were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(Dollars in thousands)	2009	2008	2009	2008

Contractual interest expense	$612	$773	$2,057	$2,320
Amortization of debt discount	2,352	2,782	7,786	8,199
Total interest expense	$2,964	$3,555	$9,843	$10,519

Effective interest rate	7.4%	7.4%	7.4%	7.4%

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

Our adoption of ASC 470-20 resulted in the following adjustments to our condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 31, 2009:

	Before	Adoption of	As
(In thousands, except per-share amounts)	Adoption	ASC 470-20	Adjusted

Thirteen weeks ended October 31, 2009
Interest expense	$2,562	$2,260 (1)	$4,822
Income tax provision	4,934	0	4,934
Loss from continuing operations	(46,102)	(2,260)	(48,362)
Net loss	(46,102)	(2,260)	(48,362)
Basic net loss per share	(0.40)	(0.02)	(0.42)
Diluted net loss per share	(0.40)	(0.02)	(0.42)

Thirty-nine weeks ended October 31, 2009
Interest expense	$6,816	$7,511 (1)	$14,327
Income tax provision	10,318	0	10,318
Loss from continuing operations	(42,429)	(7,511)	(49,940)
Net loss	(42,429)	(7,511)	(49,940)
Basic net loss per share(2)	(0.37)	(0.07)	(0.43)
Diluted net loss per share(2)	(0.37)	(0.07)	(0.43)
____________________
(1) Amortization of the debt discount related to the 1.125% Notes less amortization of debt issue costs related to the equity component.
(2) Results do not add across due to rounding.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Long-term Debt (Continued)

Our adoption of ASC 470-20 resulted in the following adjustments to our condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2008:

	As Previously	Other	Adoption of		As
(In thousands, except per-share amounts)	Reported	Adjustments(1)	ASC 470-20		Adjusted

Thirteen weeks ended November 1, 2008
Interest expense	$2,172		$2,690	(2)	$4,862
Income tax benefit	(11,269)	$27,283	(27,872	)(3)	(11,858)
Loss from continuing operations	(57,785)	(27,283)	25,182		(59,886)
Net loss	(81,660)	(27,283)	25,182		(83,761)
Basic net loss per share:
Continuing operations	(0.50)	(0.24)	0.22		(0.52)
Net loss	(0.71)	(0.24)	0.22		(0.73)
Diluted net loss per share:
Continuing operations	(0.50)	(0.24)	0.22		(0.52)
Net loss	(0.71)	(0.24)	0.22		(0.73)

Thirty-nine weeks ended November 1, 2008
Interest expense	$6,742		$7,923	(2)	$14,665
Income tax benefit	(12,914)	$27,293	(29,696	)(3)	(15,317)
Loss from continuing operations	(60,838)	(27,293)	21,773		(66,358)
Net loss	(135,760)	(27,293)	21,773		(141,280)
Basic net loss per share:
Continuing operations	(0.53)	(0.24)	0.19		(0.58)
Net loss	(1.18)	(0.24)	0.19		(1.23)
Diluted net loss per share:
Continuing operations	(0.53)	(0.24)	0.19		(0.58)
Net loss	(1.18)	(0.24)	0.19		(1.23)
____________________
(1) Correction of accounting for deferred taxes related to purchased call option (see “Note 1. Condensed Consolidated Financial Statements; Change in Accounting Principle” above).
(2) Amortization of the debt discount related to the 1.125% Notes less amortization of debt issue costs related to the equity component.
(3) Tax effect of adoption of ASC 470-20.

During the thirteen weeks ended October 31, 2009 we repurchased $17,508,000 aggregate principal amount of 1.125% Notes with $4,145,000 of unamortized discount for a purchase price of $12,706,000 and recognized a gain of $1,264,000 net of unamortized issue costs.  During the thirty-nine weeks ended October 31, 2009 we repurchased $69,243,000 aggregate principal amount of 1.125% Notes with $17,165,000 of unamortized discount for a purchase price of $39,323,000 and recognized a gain of $12,828,000 net of unamortized issue costs.  In accordance with ASC 470-20 approximately $965,000 of the aggregate purchase price was accounted for as a reduction of stockholders’ equity during the thirty-nine weeks ended October 31, 2009.  In conjunction with the repurchases, during the Fiscal 2009 Second Quarter and Fiscal 2009 Third Quarter we unwound a portion of our positions in the warrants and call options that we had sold and purchased in Fiscal 2007 to hedge the impact of the convertible debt, which had an immaterial impact on our consolidated financial statements.  Subsequent to October 31, 2009 we repurchased additional 1.125% Notes (see “Note 17. Subsequent Events” below).

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

On July 31, 2009 we entered into an amended and restated loan and security agreement (the “Agreement”) for a $225,000,000 senior secured revolving credit facility.  The amended facility replaced our then-existing $375,000,000 revolving credit facility and provides for committed revolving credit availability through July 31, 2012.  The amount of credit available from time to time under the Agreement is determined as a percentage of the value of eligible inventory, accounts receivable, and cash, as reduced by certain reserves.  In addition, the Agreement includes an option allowing us to increase our credit facility up to $300,000,000, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100,000,000 of the $225,000,000 may be used for letters of credit.

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).

The Agreement provides for customary representations and warranties and affirmative covenants.  The Agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; change in business; limitations or restrictions affecting subsidiaries; credit card agreements; proprietary credit cards; and changes in control of certain of our subsidiaries.  If at any time “Excess Availability” (as defined in the Agreement) is less than $40,000,000 then, in each month in which Excess Availability is less than $40,000,000, we will be required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  The Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Agreement.  Under certain conditions the maximum amount available under the Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Agreement may be accelerated.

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

As of October 31, 2009 we had an aggregate total of $6,700,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of October 31, 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stockholders’ Equity

	Thirty-nine
	Weeks Ended
	October 31,
(Dollars in thousands)	2009

Total stockholders’ equity, beginning of period (as adjusted)	$536,855	(1)
Net loss	(49,940)
Issuance of common stock (616,520 shares), net of shares withheld for payroll taxes	398
Stock-based compensation	4,301
Net payments for settlement of hedges on convertible notes	(31	)(2)
Equity component of repurchases of 1.125% Senior Convertible Notes	(965	)(2)
Unrealized losses on available-for-sale securities	(5)
Total stockholders’ equity, end of period	$490,613
____________________
(1)  We adopted the provisions of ASC 470-20 retrospectively as of the beginning of Fiscal 2009 and recognized a net increase in stockholders’ equity of $70,989,000 as of January 31, 2009 (see “Note 4. Long-term Debt” above).

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

We recognized revenues of $4,836,000 during the thirteen weeks ended October 31, 2009, $14,810,000 during the thirty-nine weeks ended October 31, 2009, $5,270,000 during the thirteen weeks ended November 1, 2008, and $15,644,000 during the thirty-nine weeks ended November 1, 2008 in connection with our loyalty card programs.  We accrued $2,935,000 as of October 31, 2009 and $3,597,000 as of January 31, 2009 for the estimated costs of discounts earned and coupons issued and not yet redeemed under these programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Loss Per Share

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In thousands, except per share amounts)	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)

Basic weighted average common shares outstanding	115,816	114,877	115,536	114,602
Dilutive effect of stock options, stock appreciation rights, and awards(1)	0	0	0	0
Diluted weighted average common shares and equivalents outstanding	115,816	114,877	115,536	114,602

Loss from continuing operations	$(48,362)	$(59,886)	$(49,940)	$(66,358)
Loss from discontinued operations, net of income tax benefit	0	(23,875)	0	(74,922)

Net loss used to determine diluted net loss per share	$(48,362)	$(83,761)	$(49,940)	$(141,280)

Options with weighted average exercise price greater
than market price, excluded from computation of net
loss per share:(1)
Number of shares	–	–	–	–
Weighted average exercise price per share	–	–	–	–
____________________
(1) Stock options, stock appreciation rights, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share, we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  See “Note 4. Long-term Debt” above and “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” of Exhibit 99.1 to our Form 8-K dated June 19, 2009 for further information regarding our 1.125% Notes, call options, and warrants.

Note 8. Income Taxes

We calculate our interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting.”  For interim periods, we estimate our annual effective income tax rate and apply the estimated rate to our year-to-date income or loss before income taxes.  We also compute the tax provision or benefit related to items we report separately, such as discontinued operations, and recognize the items net of their related tax effect in the interim periods in which they occur.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

In accordance with ASC 740, “Income Taxes,” we recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  ASC 740 requires recognition of a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  During the Fiscal 2008 Third Quarter we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  Pursuant to ASC 740, when our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

Income tax receivables, which include available net operating loss carrybacks for Fiscal 2008, amended return receivables, and prepaid income taxes and are net of income tax payables, of $17,125,000 as of October 31, 2009 and $47,303,000 as of January 31, 2009 are included in “Prepayments and other” on our condensed consolidated balance sheets.  The decrease in the net income tax receivables is substantially due to the receipt during the Fiscal 2009 Third Quarter of a Federal tax refund related to our available net operating loss carryback for Fiscal 2008.

The sale of our proprietary credit card receivables programs (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” below) resulted in the reversal of deferred tax liabilities relating to these receivables.  After considering these reversals, as well as our financial statement loss from continuing operations and other estimated movements in deferred taxes, we are expecting a Federal and state income tax liability for Fiscal 2009.  However, we are able to fully offset this liability using some of our available net operating loss carryforwards as of January 31, 2009.  There is no resulting benefit to our income tax provision from the utilization of the net operating loss carryforwards as the previously-mentioned deferred tax liabilities associated with our proprietary credit card receivables programs had been considered in determining the required valuation allowance.

As of October 31, 2009 our gross unrecognized tax benefits associated with uncertain tax positions were $29,813,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $19,704,000.  The accrued interest and penalties as of October 31, 2009 were $12,993,000.  During the thirty-nine weeks ended October 31, 2009 the gross unrecognized tax benefits increased by $635,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $857,000.  Accrued interest and penalties increased by $262,000 during the thirty-nine weeks ended October 31, 2009.

As of October 31, 2009 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $3,582,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

Our U.S. Federal income tax returns for Fiscal 2005 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and the IRS is currently examining our amended return for Fiscal 2004.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2004 and subsequent years, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2004 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1998.

On November 6, 2009, H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) was signed into law.  The Act contains a number of tax law changes, including a provision that permits companies to carryback applicable 2008 or 2009 net operating losses (“NOL”) up to five years, instead of the general two-year carryback.  The Act defines an applicable NOL as a NOL that arises in a tax year either beginning or ending in 2008 or 2009.  We previously carried a portion of our Fiscal 2008 NOL back two years; however, we now have the opportunity to carry back the remaining NOL to the preceding three years to offset taxable income in those years and receive a cash refund.  Under ASC 740, “Income Taxes,” the tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, are recognized in the interim period that includes the enactment date of the change (our Fiscal 2009 Fourth Quarter).  We are currently evaluating the Act, and any resulting impact on our income tax provision has not yet been determined.

Note 9. Sale of Proprietary Credit Card Receivables Programs

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  The transaction closed on October 30, 2009.  We received net cash proceeds of $136,300,000 related to the transaction and recognized one-time net charges as a result of the sale of $13,379,000 for the thirteen weeks and thirty-nine weeks ended October 31, 2009, primarily related to contract termination, transaction, severance, and retention costs.

The transaction consisted of the sale of our proprietary credit card portfolio, along with certain other assets and liabilities that are required to support these card programs, including our consolidated balance sheet asset “Investment in asset-backed securities.”  The components of the investment in asset-backed securities comprising the net sales proceeds were $51,250,000 of outstanding trust certificates owned by Charming Shoppes Receivables Corp. (“CSRC”), $59,690,000 of cash account balances in the Charming Shoppes Master Trust (the “Trust”) that had been funded by CSRC, an interest-only strip of $21,700,000, and other retained interests of $3,660,000.

The proceeds of the transaction are subject to a true-up within 60 days of the closing of the sale, which could increase or decrease the final proceeds of the sale.  Gross proceeds from the transaction were $166,300,000.  Approximately $30,000,000 of the gross proceeds were used to fund the termination of contractual obligations related to the transaction as well as exit costs.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Sale of Proprietary Credit Card Receivables Programs (Continued)

We will receive ongoing payments from Alliance Data under the ten-year operating agreements based on credit sales generated by our private-label credit card customers.  Alliance Data will assume the servicing obligations for the Trust, which was renamed the World Financial Network Credit Card Trust II effective as of the date of sale.  Prior to the sale, the Trust was an unconsolidated qualified special-purpose entity (“QSPE”) through which the Charming Shoppes credit card receivables were financed.  Therefore, we will have no further obligations with respect to financing our credit card programs.  The ten-year operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

Note 10. Asset Securitization

Prior to the sale of our proprietary credit card receivables programs our FASHION BUG®, LANE BRYANT, CATHERINES®, and PETITE SOPHISTICATE® proprietary credit card receivables were originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transferred its interest in all of the receivables associated with these programs to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp., a separate and distinct special-purpose entity.  In connection with the sale of our proprietary credit card receivables programs to WFNNB we paid off and terminated the two conduit securitization facilities previously in the Trust and WFNNB assumed all future responsibility for the Trust and all remaining securitization series in the Trust.

Prior to the November 14, 2008 sale of our misses apparel catalog credit card receivables in connection with the sale of the related Crosstown Traders catalog titles (see “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above), our Crosstown Traders apparel-related catalog credit card receivables were also originated by the Bank.  On December 31, 2008 we finalized the sale of these receivables.  In connection with the sale we paid off and terminated the related Series 2005-RPA conduit securitization facility that was dedicated to these receivables.

Our asset securitization program prior to the sale of our proprietary credit card receivables programs is more fully described in “Item 8. Financial Statements and Supplementary Data; Note 17. Asset Securitization” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

We held certificates and retained interests in our securitizations of $136,300,000 as of October 30, 2009, which were sold to Alliance Data in connection with the sale of our proprietary credit card receivables programs (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Asset Securitization (Continued)

The following table presents additional information relating to the receivables in our Trust prior to the sale of the credit card portfolio:

	Thirty-nine Weeks Ended
	October 31,	November 1,
(In thousands)	2009(1)	2008

Proceeds from sales of new receivables to QSPE	$530,544	$674,817
Collections reinvested in revolving-period securitizations	667,611	829,188
Cash flows received on retained interests	68,326	82,679
Servicing fees received	7,228	8,590
Net credit losses	37,035	34,027
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

Prior to the sale of our proprietary credit card receivables programs we accounted for the securitization of our proprietary credit card receivables as follows:

●
We recorded gains or losses on the securitization of our proprietary credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale.  Gains represented the present value of the estimated cash flows that we retained over the estimated outstanding period of the receivables.  This excess cash flow essentially represented an I/O strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

●
We used various valuation assumptions in determining the fair value of our I/O strip.  We estimated the values for these assumptions using historical data, the impact of the current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the current market for similar instruments in assessing the fair value of the retained interests.

●
In addition, we recognized a servicing liability because the servicing fees we expected to receive from the securitizations did not provide adequate compensation for servicing the receivables.  The servicing liability represented the present value of the excess of our cost of servicing over the servicing fees received and was recorded at its estimated fair value.  Because quoted market prices were generally not available for the servicing of proprietary credit card portfolios of comparable credit quality, we determined the fair value of the cost of servicing by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discounted the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold. The discount rate and estimated life assumptions used for the present value calculation of the servicing liability were consistent with those used for the I/O strip.

See “Note 14. Fair Value Measurements” below for further information related to our certificates and retained interests in our securitized receivables, including activity related to our I/O strip and servicing liability.

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

The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT (including LANE BRYANT OUTLET®), FASHION BUG, CATHERINES PLUS SIZES®, and PETITE SOPHISTICATE OUTLET® brands.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related e-commerce sales under our LANE BRYANT WOMAN and FIGI’S titles and e-commerce sales under our SHOETRADER.COM® website.

During Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN catalog and our SHOETRADER.COM website.  During the Fiscal 2009 Second Quarter we completed the closing of our LANE BRYANT WOMAN catalog and during the Fiscal 2009 Third Quarter we completed the closing of our SHOETRADER.COM website.  During the Fiscal 2009 Third Quarter we also completed the sale of our proprietary credit card receivables programs (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above).

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services, information systems support, and insurance to our Retail Stores or Direct-to-Consumer segments.  Retail Stores segment operating costs consist primarily of store selling, occupancy, buying, and warehousing.  Direct-to-Consumer segment operating costs consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.

“Corporate and Other” net sales consist primarily of revenue related to loyalty card fees.  Corporate and Other operating costs include: unallocated general and administrative expenses; shared services; insurance; information systems support; corporate depreciation and amortization; corporate occupancy; the results of our private-label credit card operations; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income/(loss) before interest and income taxes.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended October 31, 2009
Net sales	$448,298	$9,419	$2,520		$460,237
Depreciation and amortization	12,829	227	5,204		18,260
Loss from operations	3,715	(3,968)	(39,815	)(1)	(40,068)
Gain on repurchases of 1.125% Senior Convertible Notes			1,264		1,264
Net interest expense and other income			(4,624)		(4,624)
Income tax provision			4,934		4,934
Net loss	3,715	(3,968)	(48,109)		(48,362)
Capital expenditures	2,426	0	4,121		6,547

Thirteen weeks ended November 1, 2008 (As adjusted)
Net sales	$528,501	$21,311	$3,254		$553,066
Depreciation and amortization	14,979	228	7,924		23,131
Loss from operations	(12,104)	(6,077)	(50,577	)(2)	(68,758)
Net interest expense and other income			(2,986)		(2,986)
Income tax benefit			(11,858)		(11,858)
Loss from continuing operations	(12,104)	(6,077)	(41,705)		(59,886)
Capital expenditures	9,314	78	1,633		11,025 (3)

Thirty-nine weeks ended October 31, 2009
Net sales	$1,482,118	$35,222	$8,250		$1,525,590
Depreciation and amortization	38,338	667	18,529		57,534
Loss from operations	67,210	(11,578)	(94,434	)(4)	(38,802)
Gain on repurchases of 1.125% Senior Convertible Notes			12,828		12,828
Net interest expense and other income			(13,648)		(13,648)
Income tax provision			10,318		10,318
Net loss	67,210	(11,578)	(105,572)		(49,940)
Capital expenditures	7,574	6	8,733		16,313

Thirty-nine weeks ended November 1, 2008 (As adjusted)
Net sales	$1,762,604	$70,804	$9,620		$1,843,028
Depreciation and amortization	43,417	672	28,541		72,630 (6)
Loss from operations	69,473	(16,244)	(123,422	)(5)	(70,193)
Net interest expense and other income			(11,482)		(11,482)
Income tax benefit			(15,317)		(15,317)
Loss from continuing operations	69,473	(16,244)	(119,587)		(66,358)
Capital expenditures	41,473	354	7,190		49,017 (6)
____________________
(1)  Includes restructuring and other charges of $14,746 (see “Note 13. Restructuring and Other Charges” below) and one-time net charges as a result of the sale of our proprietary credit card receivables programs of $13,379 (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above).

(2) Includes restructuring and other charges of $6,391 and impairment of store assets of $20,216 (see “Note 12. Impairment of Store Assets” and “Note 13. Restructuring and Other Charges” below).
(3) Excludes $14 of capital expenditures related to our discontinued operations.
(4)  Includes restructuring and other charges of $31,219 (see “Note 13. Restructuring and Other Charges” below) and one-time net charges as a result of the sale of our proprietary credit card receivables programs of $13,379 (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above).

(5) Includes restructuring and other charges of $24,947 and impairment of store assets of $20,216 (see “Note 12. Impairment of Store Assets” and “Note 13. Restructuring and Other Charges” below).
(6) Excludes $777 of depreciation and amortization and $481 of capital expenditures related to our discontinued operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Impairment of Store Assets

We evaluate the recoverability of our long-lived assets in accordance with ASC 360-10, “Property, Plant, and Equipment; Overall.”  We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and future estimated results when evaluating an asset for potential impairment, and we compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.  The estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, and they may change as new events occur or as additional information is obtained.

Based on our assessment of the carrying value of long-lived assets conducted in accordance with ASC 360-10, during the Fiscal 2008 Third Quarter we identified approximately 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $20,216,000 to write down these stores to their respective fair values.

In accordance with the provisions of ASC 350-20-35, “Goodwill; Subsequent Measurement,” we also performed a review during the Fiscal 2008 Third Quarter of our goodwill and other intangible assets with indefinite lives for possible impairment and determined that these assets were not impaired.

Note 13. Restructuring and Other Charges

During the Fiscal 2009 Third Quarter we continued to execute on our multi-year transformational initiatives announced during Fiscal 2008.  These initiatives include the closing of under-performing stores, discontinuation of the LANE BRYANT WOMAN catalog, and the transformation of our operations into a vertical specialty store model.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of Exhibit 99.1 to our Form 8-K dated June 19, 2009 for further discussion of these initiatives.

As part of the definitive agreement announced in Fiscal 2008 to sell our Crosstown Traders non-core misses apparel catalogs, we retained certain components of the infrastructure of the Crosstown apparel catalogs.  Accordingly, we entered into transitional service agreements with the buyer to provide certain services for specified time periods ranging up to one year from the date of the agreement, depending on the services provided.  Subsequent to the transitional period we are responsible for the remaining lease liabilities for the retained facilities.  We ceased to use the retained facilities during the Fiscal 2009 Third Quarter when the transitional service agreements ended.  In accordance with ASC 420-10, “Exit or Disposal Cost Obligations,” we recorded the fair value of the remaining lease liability, reduced by estimated sublease rentals, as of the “cease use” date.  This fair value measurement was performed using level 3 inputs (see “Note 14. Fair Value Measurements” below for further discussion of fair value measurements).  In accordance with ASC 420-10 we will recognize the effect of any changes in estimated sublease rentals or other assumptions as an adjustment to the remaining lease liability in the period of the change.

During the Fiscal 2009 Second Quarter and Fiscal 2009 Third Quarter, as part of our multi-year transformational initiatives, we outsourced certain information technology and business service center functions to a third-party provider.  These actions will result in the elimination of approximately 50 positions at our Bensalem, Pennsylvania corporate offices.  We completed the outsourcing of the information technology functions during the Fiscal 2009 Third Quarter and expect to complete the outsourcing of the business service center functions during the Fiscal 2010 First Quarter.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Restructuring and Other Charges (Continued)

The following two tables summarize our restructuring and other charges as of October 31, 2009:

		Costs Incurred
	Accrued	for Thirty-nine		Accrued
	as of	Weeks Ended		as of
	January 31	October 31,	Payments/	October 31,
(In thousands)	2009(1)	2009	Settlements	2009(1)

Fiscal 2007 Announcements
Relocation of CATHERINES operations:
Relocation and other charges	$0	$212	$212	$0

Closing of under-performing stores:
Store lease termination charges	1,687	1,145	1,129	1,703

Fiscal 2008 Announcements
Severance and retention costs(2)	9,891	763	3,870	6,784

Non-core misses apparel assets:
Lease termination charges	0	12,131	568	11,563
Other costs	420	0	79	341

Transformational initiatives:
Professional fees	1,379	7,078	7,340	1,117
Severance and retention costs	0	1,002	205	797

figure® magazine closing costs	819	(48)	766	5
Total	$14,196	$22,283	$14,169	$22,310
____________________
(1) Included in “Accrued expenses” in the accompanying consolidated balance sheets.
(2) Primarily severance for departure of former CEO, the closing of our LANE BRYANT WOMAN catalog, and the elimination of other positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Restructuring and Other Charges (Continued)

				Total
	Costs	Costs Incurred	Estimated	Estimated/
	Incurred	for Thirty-nine	Remaining	Actual
	As of	Weeks Ended	Costs	Costs as of
	January 31,	October 31,	to be	October 31,
(In thousands)	2009	2009	Incurred	2009

Fiscal 2007 Announcements
Relocation of CATHERINES operations:
Severance and retention costs	$2,079	$0	$0	$2,079
Non-cash write down and accelerated
Depreciation	3,808	0	0	3,808
Relocation and other charges	1,166	212	0	1,378

Closing of under-performing stores:
Non-cash accelerated depreciation	691	170	0	861
Store lease termination charges	6,909	1,145	0	8,054

Severance and retention costs related to
the elimination of positions	1,244	0	0	1,244

Fiscal 2008 Announcements
Severance for departure of former CEO	9,446	104	38	9,588

Closing of LANE BRYANT WOMAN
Catalog:
Severance and retention costs	1,557	504	0	2,061
Non-cash accelerated depreciation	934	838	0	1,772

Severance and retention costs related to
the elimination of positions	3,873	155	0	4,028

Non-core misses apparel assets:
Non-cash accelerated depreciation	2,968	7,928	0	10,896
Lease termination charges	0	12,131	1,177	13,308
Other costs	420	0	0	420

Transformational initiatives:
Professional fees	2,563	7,078	0	9,641
Severance and retention costs	0	1,002	35	1,037

figure magazine closing costs	819	(48)	0	771
Total	$38,477	$31,219	$1,250	$70,946

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14.  Fair Value Measurements

ASC 820-10-20, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use various methods to determine fair value, including discounted cash flow projections based on available market interest rates and management estimates of future cash payments.

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to ASC 820-10 as of October 31, 2009 were as follows:

	As of	Fair Value
	October 31,	Method Used
(In thousands)	2009	Level 2

Assets
Available-for-sale securities(1)	$400	$400
____________________
 (1)  Unrealized gains and losses on our available-for-sale securities are included in stockholders’ equity until realized and realized gains and losses are recognized in income when the securities are sold.

Prior to the sale of our proprietary credit card receivables programs during the Fiscal 2009 Third Quarter (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above) our financial assets included certificates and retained interests in our securitized receivables and our financial liabilities included a servicing liability related to our asset securitization program.  We measured these assets and liabilities using level 3 inputs and reported them at fair value in accordance with ASC 820-10.

We estimated the fair value of our certificates and retained interests in our securitized receivables based on the present value of future expected cash flows using assumptions for the average life of the receivables sold, anticipated credit losses, and the appropriate market discount rate commensurate with the risks involved.  This cash flow included an “interest-only” (“I/O”) strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

The fair value of our servicing liability represented the present value of the excess of our cost of servicing over the servicing fees received.  We determined the fair value by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discounted the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold.  The discount rate and estimated life assumptions used for the present value calculation of the servicing liability were consistent with those used to value the certificates and retained interests.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14.  Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the thirty-nine weeks ended October 31, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	24,341	2,977
Net additions to other retained interests	39,964	0
Reductions and maturities of QSPE certificates	(150)	0
Amortization of the I/O strip and servicing liability	(26,865)	(3,149)
Valuation adjustments to the I/O strip and servicing liability	4,939	110
Sale of asset securitization program assets and liabilities	(136,682)	(2,984)
Balance, October 31, 2009	$0	$0

Note 15.  Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	October 31, 2009			January 31, 2009
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$223,944		$223,944	$93,759		$93,759
Available-for-sale securities	400		400	6,398		6,398
Investment in asset-backed securities	0		0	94,453		94,453

Liabilities:
1.125% Senior Convertible Notes, due 2014	157,795	(1)	146,129	202,087	(1)	75,295
6.07% mortgage note, due October 2014	9,954		9,209	10,419		11,330
6.53% mortgage note, due November 2012	4,200		4,098	5,250		5,493
7.77% mortgage note, due December 2011	6,729		6,731	7,249		7,959
Other long-term debt	230		248	422		414
____________________
(1) Net of unamortized discount of $47,962 at October 31, 2009 and $72,913 at January 31, 2009 (see “Note 4. Long-term Debt” above).

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 16. Impact of Recent Accounting Pronouncements

In June 2009 the FASB established the “FASB Accounting Standards Codification” (the “ASC”) as the official single source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  All guidance in the ASC carries an equal level of authority.  Rules and interpretive releases of the SEC under authority of Federal securities laws are also considered authoritative for SEC registrants and are included in the ASC.  As of the effective date of the ASC all  non-grandfathered non-SEC accounting guidance that is not included in the ASC is considered non-authoritative.  The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Initial adoption of the ASC is not intended to change existing GAAP.  Therefore, other than updating citations to accounting standards included in our financial statements and related footnotes to reflect the ASC, our adoption of the ASC did not have an impact on our financial position or results of operations.

In December 2007 the FASB issued standards included in ASC 805, “Business Combinations,” that establish principles and requirements for the recognition and measurement of identifiable assets acquired and liabilities assumed by an acquirer in a business combination and establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  These provisions, which were effective prospectively as of the beginning of Fiscal 2009, did not have an impact on our financial position or results of operations.

In April 2009 the FASB also issued standards included in ASC 805 that amended previous guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (“pre-acquisition contingencies”) be recognized at fair value if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, the contingency should be recognized at the acquisition date in accordance with ASC 450, “Contingencies,” if it meets the criteria for recognition in that guidance.  These provisions, which were effective as of the beginning of Fiscal 2009, did not have an impact on our financial position or results of operations.

In February 2008 the FASB issued standards included in ASC 860, “Transfers and Servicing” that provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  These standards presume that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under ASC 860.  However, if certain criteria specified in the guidance are met, the initial transfer and repurchase financing may be evaluated separately and not as a linked transaction under ASC 860.  These provisions, which were effective prospectively as of the beginning of Fiscal 2009, did not have an impact on our financial position or results of operations.

In February 2008 the FASB  issued standards included in ASC 820-10, “Fair Value Measurements and Disclosures,” which delayed the effective date of ASC 820-10 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not currently being recognized or disclosed at fair value on a recurring basis.  We adopted the provisions of ASC 820-10 prospectively as of the beginning of Fiscal 2009 for assets included within the scope of the standards issued in February 2008 (such as goodwill, intangible assets, and fixed assets related to evaluation of potential impairment).  Our adoption of these standards did not have an impact on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 16. Impact of Recent Accounting Pronouncements (Continued)

In March 2008 the FASB issued standards included in ASC 815-10, “Derivatives and Hedging,” that require entities to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC 815-10; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  These provisions, which were effective prospectively as of the beginning of Fiscal 2009, did not have an impact on our financial position or results of operations.

In June 2008 the FASB issued standards included in ASC 815-40-15, “Derivatives and Hedging; Contracts in Entity’s Own Equity,” that address the scope exception in ASC 815-10-15-74 that specifies that a contract that is both indexed to its own stock and classified in stockholders’ equity is not a derivative.  The objective of these standards is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  These standards, which we adopted as of the beginning of Fiscal 2009, did not have an impact on our financial position or results of operations.

In April 2009 the FASB issued standards included in ASC 820-10, “Fair Value Measurements and Disclosures,” that provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The standards also provide additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  The FASB also issued standards that extended the disclosure requirements of ASC 820-10 to interim financial statements of publicly traded companies.  These standards, which were effective prospectively for annual and interim periods as of the beginning of our Fiscal 2009 Second Quarter, did not have a material impact on our financial position or results of operations.

In April 2009 the FASB issued standards included in ASC 320-10-35, “Investments – Debt and Equity Securities; Subsequent Measurement,” that provide new guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity and require additional disclosures for both debt and equity securities within the scope of ASC 320-10.  These standards, which were effective prospectively as of the beginning of our Fiscal 2009 Second Quarter, did not have a material impact on our financial position or results of operations.

In May 2009 the FASB issued standards included in ASC 855-10, “Subsequent Events,” that require entities to disclose the date through which the entity has evaluated subsequent events and the basis for that date (whether that date represents the date the financial statements were issued or were available to be issued).  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Our adoption of these standards did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These statements have not yet been integrated with the ASC and are, therefore, still considered authoritative until such time as they are integrated.  These statements change the way entities account for transfers of financial assets and determine what entities must be consolidated.  As a result of the sale of our proprietary credit card receivables programs (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above, the adoption of these statements will have no impact on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 17. Subsequent Events

Subsequent to the end of the Fiscal 2009 Third Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $16,121,000 for an aggregate purchase price of $11,310,000 (see “Note 4. Long -term Debt” above).  We expect to recognize a gain on the repurchase of approximately $1,151,000 net of unamortized issue costs during the Fiscal 2009 Fourth Quarter.  Including the 1.125% Notes purchased during the first three quarters of Fiscal 2009, we have repurchased notes with an aggregate principal amount of $85,364,000 for an aggregate purchase price of $50,633,000, and will recognize an aggregate gain on the repurchases of approximately $13,979,000 net of unamortized issue costs.

There were no other material subsequent events through December 2, 2009 (the issuance date of this report on Form 10-Q).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in Exhibit 99.1 of our Form 8-K dated June 19, 2009, which retrospectively revised the financial statements and related notes included in our January 31, 2009 Annual Report on Form 10-K as a result of our adoption of certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 related to certain debt instruments that may be settled in cash upon conversion (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 1. Condensed Consolidated Financial Statements” above).  As used in this management’s discussion and analysis, “Fiscal 2009” refers to our fiscal year ending January 30, 2010, “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 2, 2009 and “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 3, 2008.  “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009 and “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended October 31, 2009 and “Fiscal 2008 Third Quarter” refers to our fiscal quarter ended November 1, 2008.  “Fiscal 2009 Fourth Quarter” refers to our fiscal quarter ending January 30, 2010 and “Fiscal 2007 Fourth Quarter” refers to our fiscal quarter ended February 2, 2008.  The terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

●
We cannot assure the successful implementation of our business plan for the development of our core brands, the increased profitability and growth in our Retail Stores or Direct-to-Consumer segments, or that we will achieve our objectives as quickly or as effectively as we plan.  We may be unable to successfully implement our plan to improve merchandise assortments.  Recent changes in management may fail to achieve improvement in our operating results.

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

●
We depend on the availability of credit for our working capital needs, including credit we receive from our bankers, our factors, our suppliers and their agents, and on our ongoing payments from our strategic alliance related to private-label credit card sales.  The current global financial crisis could adversely affect our ability or the ability of our vendors to secure adequate credit financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

●
We cannot assure that we will realize the expected benefits from the ten-year private-label credit card operating agreements with Alliance Data.  A significant portion of our sales revenues are generated through our private-label credit cards.  Therefore, changes in the private-label credit card programs that adversely impact our ability to facilitate customer credit may adversely impact our results of operations.  Alliance Data will have discretion over certain policies and arrangements with the cardholders and may change these policies and arrangements in ways that could affect our relationship with the cardholders.  Any such changes could adversely affect our private-label credit card sales and our results of operations.  Our ability to continue to offer private-label credit card programs to our customers will depend on the success of our strategic alliance with Alliance Data.

Credit card operations are subject to numerous Federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of the proprietary credit card portfolio on October 30, 2009.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the ten-year operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty and which could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the ten-year operating agreements.

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

●
Certain of our business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, our e-commerce platform, and certain other information technology functions.  Although we make a diligent effort to insure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur.  The failure of such third parties to provide adequate services could adversely affect our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

●	We depend on the efforts and abilities of our executive officers and their management teams and we may not be able to retain or replace these employees or recruit additional qualified personnel.

●	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

●
We depend on our distribution and fulfillment centers and third-party freight consolidators and service providers for prompt and efficient deliveries of merchandise to our stores and customers, and could incur significantly higher costs and longer lead times associated with distributing our products to our stores and shipping our products to our e-commerce and catalog customers if operations at any of these locations were to be disrupted for any reason.

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

●
Our manufacturers may be unable to manufacture and deliver merchandise to us in a timely manner or to meet our quality standards.  In addition, if any one of our manufacturers or vendors fails to operate in compliance with applicable laws and regulations, is perceived by the public as failing to meet certain United States labor standards, or employs unfair labor practices, our business could be adversely affected.

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

Senior Convertible Notes

In May 2008 the FASB adopted certain provisions of ASC 470-20, “Debt With Conversion and Other Options” that changed the accounting treatment for convertible securities that an issuer may settle fully or partially in cash.  Under ASC 470-20, cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and is recorded as additional paid-in capital.  The debt is subsequently accreted to its par value over its expected life with an offsetting non-cash increase in interest expense on the income statement to reflect interest expense at the market rate for the debt component at the date of issuance.

We adopted the provisions of ASC 470-20 for our 1.125% Senior Convertible Notes and applied the provisions retrospectively to all past periods presented (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 1. Condensed Consolidated Financial Statements” and “Note 4. Long-term Debt” above).

RECENT DEVELOPMENTS

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  During the Fiscal 2009 Third Quarter we obtained the customary regulatory approvals and the transaction was closed on October 30, 2009.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” and “Note 10. Asset Securitization” above for further information regarding our private-label credit card receivables programs.

We received net cash proceeds of approximately $136.3 million related to the transaction and recognized a loss as a result of the sale of approximately $13.4 million, primarily related to one-time contract termination and transaction-related costs, as well as severance and retention costs.  The transaction consisted of the sale of our proprietary credit card portfolio, along with certain other assets and liabilities that are required to support these credit card programs, including our consolidated balance sheet asset “Investment in Asset-Backed Securities.”  The proceeds of the transaction are subject to a true-up within 60 days of the closing of the sale, which could increase or decrease the final proceeds of the sale.  This true-up is not projected to be material to our results of operations.

Gross proceeds from the transaction were approximately $166.3 million of which approximately $30 million was used to fund the termination of contractual obligations related to the transaction as well as exit costs.  In addition, as of the sale date we reclassified $34.9 million of cash in Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, that prior to the sale was held to satisfy regulatory capital and collateral requirements, from “Prepayments and other” to “Cash and cash equivalents” on our consolidated balance sheet as of October 31, 2009.  Additionally, on the sale date we surrendered the charter of the Bank and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

Under the ten-year operating agreements, Alliance Data will continue to offer private-label credit cards bearing our retail brand names and we will receive ongoing payments from Alliance Data related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with the marketing of certain enhancement services to cardholders.  The level of ongoing payments we receive may increase or decrease as a result of changes in the performance of the private-label credit card programs or changes in the legal and regulatory requirements affecting Alliance Data in its conduct of the program.

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

Results of Operations

Consolidated net sales for the Fiscal 2009 Third Quarter decreased 17% as compared to the Fiscal 2008 Third Quarter due primarily to a 13% decrease in comparable store sales.  Our sales decline reflected both the positive and the negative: on the positive side it reflected our focus on profitable revenue; on the negative side it reflected assortments that were not yet where we want them to be.  The sales decline reflected (1) weak traffic across our brands (particularly in our mall stores); (2) substantial declines in the amount of markdown sales without requisite increases in non-markdown business; (3) a sub-optimal bottoms program across our brands; and (4) a core assortment that did not deliver on our customer’s need for fashion basics positioned with entry price points in the context of both the substantial reductions in markdowns available to customers in our stores and today’s value-conscious customer.

Reflecting our focus on profitable revenue and EBITDA (Earnings Before Income Taxes, Depreciation, and Amortization), our gross margin did increase 560 basis points as compared to the prior-year period, and we did control expenses, which together allowed us to mitigate the impact of our volume declines on the bottom line.  As we move into 2010 we will continue with our culture of driving profitable revenue while we address our assortment weakness as noted above.  Our inventory decreased approximately 17% on a comparable-store basis as compared to the end of the Fiscal 2008 Third Quarter.  Furthermore, we entered the fourth quarter with reduced seasonal carry-over inventory in our stores as compared to the prior-year period.

We believe we can be more intensively customer-focused and can improve our store traffic conversion rates and sales by providing the customer with a more balanced assortment.  We know through recent customer research that size and fit are the leading priority for our customer.  We are working to leverage and improve our fit expertise and sizing approach to strengthen our overall merchandise programs.  We are focused on offering a more balanced assortment with a stronger focus on our core merchandise assortment while also addressing the fashion needs of our customers.

Our occupancy and buying expenses increased as a percent of sales for the Fiscal 2009 Third Quarter as a result of negative leverage from the decrease in net sales.  However, total expense dollars decreased as a result of the operation of fewer stores and occupancy reductions secured from landlords.  Our selling, general, and administrative expenses decreased as a percentage of sales and in total expense dollars for the Fiscal 2009 Third Quarter as compared to the prior-year period as a result of our expense reduction initiatives and the closing of under-performing stores.

Our consolidated operating results for the Fiscal 2009 Third Quarter continued to reflect a difficult retail environment, with disappointing comparable store sales.  However, improvements in gross margins in each of our brands and reductions in occupancy and buying expenses and in selling, general, and administrative expenses improved operating results as compared to the prior-year period.  Our loss from operations was $40.1 million for the Fiscal 2009 Third Quarter, a $28.7 million improvement from our loss from operations of $68.8 million for the comparable prior-year period.

Financial Position

Our balance sheet remained strong, with ample liquidity through our $224.3 million of cash and available-for-sale securities as of the end of the Fiscal 2009 Third Quarter  as compared to $100.2 million as of the end of Fiscal 2008.  We continued to generate positive operating cash flow and ended the quarter with no borrowings against our $225.0 million committed revolving credit facility.  As of October 31, 2009 our available borrowing capacity under the facility was $196.6 million.

During the Fiscal 2009 Third Quarter we completed the sale of our proprietary credit card receivables programs (see “RECENT DEVELOPMENTS” above).  In addition to partnering with one of the country’s premier credit card providers, the benefits of this transaction include the following:

●	It allows us to further focus on our core business;

●	It eliminates the financing risk associated with our proprietary credit card receivables programs and the credit risk of the underlying credit card portfolio;

●	The net cash proceeds to us of $136.3 million has strengthened our liquidity and financial flexibility; and

●	We will receive ongoing payments from Alliance Data based on credit sales generated by our private-label credit card portfolio.

Additionally, during the Fiscal 2009 Third Quarter we received a Federal income tax refund in the amount of $27.7 million related to a carryback of net operating losses.

Our liquidity allowed us to opportunistically repurchase $17.5 million principal amount of our 1.125% Senior Convertible Notes at a 27% discount during the Fiscal 2009 Third Quarter.  The total principal amount of debt repurchased to-date as of the end of the Fiscal 2009 Third Quarter was $69.2 million.

Management Initiatives

We continue to execute on the following key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) employee empowerment with accountability.  Our management initiatives are designed to reinforce and support the execution of our key priorities.

The following are our key initiatives:

●
We are working to improve our marketing to insure a balance between marketing to our current customers and to inactive and new customers.  We believe we can better succeed by focusing on the basics of efficiently driving traffic both to our stores and online, and by focusing on increasing the conversion rate for customers in our stores and on our websites.

●
We are focused on assortments planning and selling outfits.  We believe we can better succeed by improving our buying and in-store merchandising of appropriate assortments of bottoms, tops, accessories, intimates, and related products.  We believe we can improve our store traffic and conversion rates by providing the customer with a more balanced assortment.  We know through customer research that size and fit are the leading priority for our customer.  We are working to leverage and improve our fit expertise and sizing approach to strengthen our overall merchandise programs.  Additionally, we are focused on offering a more balanced assortment with a stronger focus on our core merchandise while also addressing the fashion needs of our customers.

●
We are working to increase our internally designed and developed product and we are transforming each of our core brands into more independent, distinct brands.  During the Fiscal 2009 Third Quarter we added global sourcing talent at each of our brands to assist in this process and to better leverage our scale in order to deliver more efficient cost of goods expense.

●
We are focused on increasing our e-commerce penetration across all of our brands.  We overhauled each of our core brands’ websites and successfully converted our core brands to a new e-commerce technology platform during the beginning of the Fiscal 2009 Third Quarter.  Our objective is to provide an improved on-line customer experience that will result in increased website traffic and sales conversion rates.

●
We are committed to adopting a multi-channel mindset.  We will encourage and make it easy for our customer to shop in three convenient ways – in our stores, online, and via telephone.  We will also be multi-vehicle in our communications with both existing and new customers, whether via direct mail, email, online, or in our stores.

To further focus on our core brands, during the Fiscal 2009 Third Quarter we decided to close the PETITE SOPHISTICATE OUTLET stores and convert a majority of the space to CATHERINES outlet stores.  We expect the conversion to CATHERINES outlet stores to be complete by February 2010.

The changes we have made to our core retail brands, including new floor-set and merchandise strategies, will take time to mature and for our customer to become accustomed to and embrace.  Compared to the prior year, we reduced inventory levels, enjoyed better sell-through generally, and, as a result, reduced the magnitude of markdown inventory, thereby improving our gross margin and the profitability of our sales.  We will continue to maintain appropriate inventory levels while focusing on presenting a more balanced and compelling assortment of merchandise and we will continue to proactively control our operating expenses.

The following discussion of our results of operations, liquidity, and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

			Percentage			Percentage
	Thirteen Weeks Ended(1)		Change	Thirty-nine Weeks Ended(1)		Change
	October 31,	November 1,	From Prior	October 31,	November 1,	From Prior
	2009	2008	Period	2009	2008	Period

Net sales	100.0%	100.0%	(16.8)%	100.0%	100.0%	(17.2)%
Cost of goods sold	48.5	54.1	(25.3)	48.3	52.1	(23.1)
Gross profit	51.5	45.9	(6.7)	51.7	47.9	(10.8)
Occupancy and buying expenses	20.6	19.3	(10.8)	19.5	17.3	(6.7)
Selling, general, and
Administrative expenses	29.4	30.1	(18.6)	28.0	28.1	(17.4)
Depreciation and amortization	4.0	4.2	(21.1)	3.8	3.9	(20.8)
Sale of proprietary credit card
receivables programs	2.9	–	–	0.9	–	–
Impairment of store assets	–	3.7	–	–	1.1	–
Restructuring and other charges	3.2	1.2	130.7	2.0	1.3	25.1
Loss from operations	(8.7)	(12.4)	(41.7)	(2.5)	(3.8)	(44.7)
Other income	0.0	0.3	(89.4)	0.0	0.2	(78.7)
Gain on repurchase of debt	0.3	–	–	0.8	–	–
Interest expense	1.0	0.9	(0.8)	(0.9)	0.8	(2.3)
Income tax provision/(benefit)	1.1	(2.1)	(141.6)	0.7	(0.8)	(167.4)
Loss from continuing operations	(10.5)	(10.8)	(19.2)	(3.3)	(3.6)	(24.7)
Loss from discontinued operations,
net of tax	–	(4.3)	–	–	(4.1)	–
Net loss	(10.5)	(15.1)	(42.3)	(3.3)	(7.7)	(64.7)
____________________
(1) Results may not add due to rounding.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Retail Stores segment
Increase (decrease) in comparable store sales(1) :
Consolidated retail stores	(13)%	(9)%	(14)%	(11)%
LANE BRYANT(3)	(14)	(10)	(14)	(11)
FASHION BUG	(14)	(9)	(15)	(10)
CATHERINES	(5)	(10)	(7)	(13)

Sales from new stores as a percentage of total
consolidated prior-period sales(2):
LANE BRYANT(3)	1	4	2	4
FASHION BUG	0	1	0	1
CATHERINES	0	0	0	0
Other retail stores(4)	0	0	0	0

Prior-period sales from closed stores as a percentage
of total consolidated prior-period sales:
LANE BRYANT(3)	(2)	(3)	(2)	(3)
FASHION BUG	(2)	(3)	(2)	(2)
CATHERINES	(0)	(0)	(0)	(0)
Other retail stores(4)	(0)	(0)	(0)	(0)

Decrease in Retail Stores segment sales	(15)	(10)	(16)	(10)

Direct-to-Consumer segment
Increase/(decrease) in Direct-to-Consumer segment sales(5)	(56)	130	(50)	187

Decrease in consolidated total net sales	(17)	(8)	(17)	(7)
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

The following table shows details of our consolidated net sales, depreciation and amortization, and loss from operations:

			Depreciation
	Net		and	Loss From
(In millions)	Sales		Amortization	Operations

Thirteen weeks ended October 31, 2009
LANE BRYANT(1)	$218.0		$8.0	$15.4
FASHION BUG	155.0		3.1	(12.2)
CATHERINES	71.3		1.7	0.6
Other retail stores(2)	4.0		0.0	(0.1)
Total Retail Stores segment	448.3		12.8	3.7
Total Direct-to-Consumer segment	9.4		0.2	(4.0)
Credit operations	2.5	(3)	0.4	18.0 (4)
Corporate and other	–		4.9	(29.7)
Sale of proprietary credit card receivables programs	–		–	(13.4)
Restructuring and other charges	–		–	(14.7)
Total consolidated	$460.2		$18.3	$(40.1)

Thirteen weeks ended November 1, 2008
LANE BRYANT(1)	$257.2		$8.9	$17.2
FASHION BUG	191.1		4.1	(27.6)
CATHERINES	74.2		2.0	(1.7)
Other retail stores(2)	6.0		0.0	0.0
Total Retail Stores segment	528.5		15.0	(12.1)
Total Direct-to-Consumer segment	21.3		0.2	(6.1)
Credit operations	2.9	(3)	0.4	13.1 (4)
Corporate and other	0.4	(5)	7.5	(37.1)
Impairment of store assets	–		–	(20.2)
Restructuring and other charges	–		–	(6.4)
Total consolidated	$553.1		$23.1	$(68.8)
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(3) Primarily revenue related to loyalty card fees.
(4) Net of expenses allocated to Retail Stores brands.
(5) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

Continued on next page)

			Depreciation
	Net		and	Loss From
(In millions)	Sales		Amortization	Operations

Thirty-nine weeks ended October 31, 2009
LANE BRYANT(1)	$718.8		$24.1	$58.7
FASHION BUG	523.1		9.0	(5.8)
CATHERINES	227.2		5.1	14.4
Other retail stores(2)	13.0		0.1	(0.1)
Total Retail Stores segment	1,482.1		38.3	67.2
Total Direct-to-Consumer segment	35.2		0.7	(11.6)
Credit operations	7.9	(3)	1.3	38.0 (4)
Corporate and other	0.4	(5)	17.2	(87.8)
Sale of proprietary credit card receivables programs	–		–	(13.4)
Restructuring and other charges	–		–	(31.2)
Total consolidated	$1,525.6		$57.5	$(38.8)

Thirty-nine weeks ended November 1, 2008
LANE BRYANT(1)	$839.6		$25.5	$59.1
FASHION BUG	659.8		13.4	(0.9)
CATHERINES	244.3		4.4	11.2
Other retail stores(2)	18.9		0.1	0.1
Total Retail Stores segment	1,762.6		43.4	69.5
Total Direct-to-Consumer segment	70.8		0.7	(16.3)
Credit operations	8.5	(3)	1.3	36.6 (4)
Corporate and other	1.1	(5)	27.2	(114.9)
Impairment of store assets	–		–	(20.2)
Restructuring and other charges	–		–	(24.9)
Total consolidated	$1,843.0		$72.6	$(70.2)
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006.
(3) Primarily revenue related to loyalty card fees.
(4) Net of expenses allocated to Retail Stores brands.
(5) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2009 and planned store activity for all of Fiscal 2009:

				PETITE
	LANE	FASHION		SOPHISTICATE
	BRYANT	BUG	CATHERINES	OUTLET	Total

Fiscal 2009 Year-to-Date:
Stores at January 31, 2009	892	897	463	49	2,301

Stores opened	8	1	0	0	9
Stores converted(1)	–	–	5	(5)	–
Stores closed(2)	(21)	(50)	(5)	(7)	(83)
Net change in stores	(13)	(49)	0	(12)	(74)

Stores at October 31, 2009	879	848	463	37	2,227

Stores relocated during period	5	1	0	0	6

Fiscal 2009:
Planned store openings	8	1	0	0	9
Planned store conversions(1)	–	–	5	(33)	–
Planned store closings	42	95	9	16	162
Planned store relocations	5	2	0	0	7
____________________
  (1)  During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert a majority of the locations to CATHERINES outlet stores. We completed the conversion of 5 stores during the first three quarters of Fiscal 2009 and we expect to complete the remaining 28 conversions by the end of February 2010.

(2) Includes 14 FASHION BUG and 6 LANE BRYANT stores closed as part of the store closing initiatives announced in February 2008 and November 2008.

Comparison of Thirteen Weeks Ended October 31, 2009 and November 1, 2008

Consolidated Results of Operations

Net Sales

Fiscal 2009 Third Quarter consolidated net sales decreased as compared to the Fiscal 2008 Third Quarter as a result of decreases in net sales from each of the brands in our Retail Stores segment, which were driven primarily by negative comparable store sales.  Reduced store traffic levels and our efforts to reduce non-productive promotional markdowns contributed to our negative comparable store sales.  Retail Stores segment sales were also impacted by 115 net store closings during the preceding twelve-month period.  Additionally, a lack of balanced assortments in inventory continued to negatively impact our Retail Stores segment sales.  Retail Stores segment e-commerce sales for the Fiscal 2009 Third Quarter increased 5.7% from the Fiscal 2008 Third Quarter and represented 4.7% of consolidated net sales for the current-year period as compared to 3.7% of consolidated net sales for the prior-year period.  Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our Lane Bryant Woman catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

Consolidated gross profit declined $17.1 million due to store closings and negative comparable-store sales, partially offset by an improved gross margin.  Consolidated gross margin increased 560 basis points in the Fiscal 2009 Third Quarter as compared to the prior-year period.  The increase is primarily attributable to reduced markdown activity during the current-year period as a result of our continuing efforts to tightly manage our inventories.  We were significantly less promotional during the Fiscal 2009 Third Quarter as compared to the prior-year period, especially at FASHION BUG, which contributed to the improvement in gross margin in the current year period.  Catalog advertising expenses decreased as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which was completed in the Fiscal 2009 Second Quarter.

Occupancy and Buying

Although consolidated occupancy and buying expenses increased 1.4% as a percentage of consolidated net sales as compared to the prior-year period, they decreased $11.5 million primarily as a result of operating fewer stores, as well as other store-related occupancy savings.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses decreased 0.6% as a percentage of consolidated net sales and decreased $30.9 million from the prior-year period.  The decrease was primarily in store selling payroll and other store related expenses and was attributable to operating fewer stores and our expense reduction initiatives.  The decrease in selling, general, and administrative expenses as a percentage of sales in spite of double-digit declines in comparable store sales is reflective of our continued focus on controlling operating expenses.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the Fiscal 2009 Third Quarter decreased at each of our Retail Stores brands as compared to the Fiscal 2008 Third Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced store traffic levels, a lack of a balanced merchandise assortment, and weak consumer spending due to the current economic environment.  Additionally, the 115 net store closings during the preceding 12-month period contributed to the decrease in net sales at our Retail Stores brands.  Retail Stores segment e-commerce sales for the Fiscal 2009 Third Quarter increased 5.7% from the Fiscal 2008 Third Quarter and represented 4.8% of Retail Stores segment net sales for the current-year period as compared to 3.9% of Retail Stores segment net sales for the prior-year period.

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of negative comparable store sales and net store closings.  A double-digit decrease in traffic was only partially offset by an improvement in conversion rate and average dollar sale.  A 16% decrease in LANE BRYANT inventories on a comparable-store basis resulted in less promotional activity and less carryover of spring clearance sales, which contributed to the decrease in net sales but benefited gross margin.

FASHION BUG sales decreased as a result of negative comparable store sales, net store closings, the elimination of the girls and juniors departments during the current year, and decreased spring clearance and closeout sales, which were partially offset by improved fall and year-round merchandise sales.  The lower clearance volume resulted from reduced inventory, which decreased 28% on a comparable-store basis, and from improved management of in-season merchandise markdowns.  Additionally, FASHION BUG sales in the prior-year period included significantly greater promotional markdowns to sell-through slow-moving seasonal inventory as compared to the current-year period.  The reduction in traffic at FASHION BUG and a decrease in average dollar sale were partially offset by an improvement in the conversion rate.

CATHERINES sales were below the prior year primarily as a result of negative comparable store sales due to a double-digit decrease in traffic, which was partially offset by an improvement in average dollar sale.  At our CATHERINES brand we made progress on more balanced and compelling assortments, as well as reduced promotional activity as compared to the prior-year period.

During the Fiscal 2009 Third Quarter we recognized revenues of $4.8 million in connection with our loyalty card programs as compared to revenues of $5.3 million during the Fiscal 2008 Third Quarter.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales increased 5.2% due to reduced markdown activity on fall and fall transitional merchandise during the current-year period as a result of lean inventories.  Markdowns as a percentage of sales decreased as compared to the prior-year period at each of our brands, especially at FASHION BUG, which had significantly lower promotional activity in the current-year period due to lower inventory purchases.  Gross profit as a percentage of net sales increased 3.2% for LANE BRYANT, 8.3% for FASHION BUG, and 4.0% for CATHERINES.

Although LANE BRYANT experienced reduced levels of promotional activity in the current year at a higher initial markup, which resulted in an increased gross margin rate, the increase in the gross margin rate was not sufficient to offset the negative impact from the decrease in sales.  CATHERINES experienced increased gross margins due to reduced markdown activity as a result of improved inventory management, a higher initial markup, and better sell-through of fall and spring merchandise.

Occupancy and Buying

Occupancy and buying expenses for the Retail Stores segment increased 1.1% as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, expense dollars decreased as a result of operating fewer stores and other expense reduction initiatives.  Occupancy and buying expenses as a percentage of net sales increased 2.0% for LANE BRYANT and 1.2% for FASHION BUG, and decreased 0.4% for CATHERINES.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 0.9% primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands, particularly at FASHION BUG and LANE BRYANT, where the closing of stores and other store expense reduction initiatives resulted in reductions of store selling payroll and store related expenses.  Selling, general, and administrative expenses as a percentage of net sales increased 1.3% for LANE BRYANT, 0.7% for FASHION BUG, and 1.6% for CATHERINES.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to the closing of our LANE BRYANT WOMAN catalog and related website during the Fiscal 2009 Second Quarter.  Net sales from our FIGI’S catalog were comparable to the prior-year period.

Gross Profit

Gross profit for the Direct-to-Consumer segment increased 17.4% as a percentage of sales as compared to the prior-year period.  The increase resulted primarily from the markdowns recorded in the prior year for the closing of our LANE BRYANT WOMAN catalog business, which was announced during the Fiscal 2008 Third Quarter and completed in the Fiscal 2009 Second Quarter.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for our Direct-to-Consumer segment increased 5.5% primarily as a result of negative leverage from the decrease in net sales and from costs associated with the retained facilities and fixed assets from the sale of our non-core misses apparel catalog business, which was completed in the prior year period, and the closing of our LANE BRYANT WOMAN catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased 24.2% as a percentage of sales primarily as a result of the reduction in net sales from the closing of our LANE BRYANT WOMAN catalog business, but decreased in dollar amount as compared to the prior-year period.

Depreciation and Amortization

Depreciation and amortization expense was flat as a percentage of sales as compared to the prior-year period, but decreased in dollar amount primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period.

Sale of Proprietary Credit Card Receivables Programs

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs (see “RECENT DEVELOPMENTS” above).  The transaction was closed on October 30, 2009 and we recognized one-time net charges of $13.4 million as a result of the sale during the Fiscal 2009 Third Quarter, primarily related to contract termination and transaction-related costs and severance and retention costs.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” above for further information regarding our proprietary credit card receivables programs.

Impairment of Store Assets

As a result of the impact of the economic environment on our operating results during Fiscal 2008, during the Fiscal 2008 Third Quarter we identified approximately 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $20.2 million to write down these stores to their respective fair values.  There were no indicators of impairment identified during the Fiscal 2009 Third Quarter.

Restructuring and Other Charges

During the Fiscal 2009 Third Quarter we continued to execute on our multi-year transformational initiatives and recognized the following pre-tax charges recorded as restructuring and other charges:

●
$11.1 million for lease termination and related costs for the retained lease facilities from the sale of the non-core misses apparel catalog business that ceased operations during the Fiscal 2009 Third Quarter.

●
$1.7 million for accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business and our decision to outsource the development and hosting of our new e-commerce platform.  These fixed assets were fully depreciated as of the Fiscal 2009 Third Quarter.

●	$1.9 million for costs related to our multi-year business transformation initiatives and other costs.

During the Fiscal 2008 Third Quarter we recognized charges of approximately $2.4 million for lease termination, severance, relocation, and other costs related to restructuring initiatives announced during 2007 and 2008.  We also recognized approximately $0.9 million of non-cash charges for write-downs of assets retained from the sale of the non-core misses apparel catalog business.  In addition, we recognized a total of approximately $3.1 million of severance costs related to our decision to discontinue our LANE BRYANT WOMAN catalog operations and the elimination of  20 corporate positions.

Gain on Repurchase of 1.125% Senior Convertible Notes

During the Fiscal 2009 Third Quarter we repurchased 1.125% Notes with an aggregate principal amount of $17.5 million and an aggregate unamortized discount of $4.1 million for an aggregate purchase price of $12.7 million and recognized a gain on the repurchase of $1.3 million net of unamortized issue costs.  In accordance with ASC 470-20, “Debt With Conversion and Other Options,” approximately $0.8 million of the aggregate purchase price was accounted for as a reduction of stockholders’ equity.

Subsequent to the end of the Fiscal 2009 Third Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $16.1 million for an aggregate purchase price of $11.3 million.  We expect to recognize a gain on the repurchase of approximately $1.2 million net of unamortized issue costs during the Fiscal 2009 Fourth Quarter.  Including the 1.125% Notes purchased during the first three quarters of Fiscal 2009, we have repurchased notes with an aggregate principal amount of $85.4 million for an aggregate purchase price of $50.6 million, and will recognize an aggregate gain on the repurchases of approximately $14.0 million net of unamortized issue costs.

Income Tax Provision/(Benefit)

Our income tax provision for the Fiscal 2009 Third Quarter was $4.9 million on a loss from continuing operations before taxes of $43.4 million as compared to a tax benefit of $11.9 million on a loss from continuing operations before taxes of $71.7 million for the Fiscal 2008 Third Quarter.  We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the income tax provision for the Fiscal 2009 Third Quarter was primarily a result of state income taxes payable as well as required deferred taxes, and a net increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with ASC 740-10, “Income Taxes.”

The Fiscal 2008 Third Quarter income tax benefit was unfavorably affected by a non-cash provision to establish a valuation allowance against our net deferred tax assets, adjustments relating to the reconciliation of our Fiscal 2007 Federal tax provision to our filed tax return, and an increase in our liability for unrecognized tax benefits, interest, and penalties.  Additionally, the Fiscal 2008 Third Quarter benefit was favorably impacted by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization.

During the Fiscal 2008 Third Quarter we evaluated our assumptions regarding the recoverability of our net deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is limited to our available tax loss carrybacks.  Accordingly, we recognized a non-cash provision of $17.9 million to establish a valuation allowance against our net deferred tax assets.  We will continue to record a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.

The recognition of a tax valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using the underlying tax net operating loss and credit carryforwards or other deferred tax assets in the future when results are profitable.  Pursuant to ASC 740-10, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a portion of the net deferred tax assets.

On November 6, 2009 H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) was signed into law.  The Act contains a number of tax law changes, including a provision that permits companies to carryback applicable 2008 or 2009 net operating losses (“NOL”) up to five years, instead of the general two-year carryback.  The Act defines an applicable NOL as a NOL that arises in a tax year either beginning or ending in 2008 or 2009.  We previously carried a portion of our Fiscal 2008 NOL back two years; however, we now have the opportunity to carry back the remaining NOL to the preceding three years to offset taxable income in those years and receive a cash refund.  Under ASC 740, “Income Taxes,” the tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, are recognized in the interim period that includes the enactment date of the change (our Fiscal 2009 Fourth Quarter).  We are currently evaluating the Act, and any resulting impact on our income tax provision has not yet been determined.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the Fiscal 2008 Third Quarter (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); “Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  During the Fiscal 2008 Third Quarter we recognized a net loss from discontinued operations of $7.2 million, an increase in the loss on disposition of the discontinued operations of $4.0 million, and a reversal of previously recognized tax benefits related to the discontinued operations of $12.7 million as a result of our recognition of a valuation allowance against net deferred tax assets.

Comparison of Thirty-nine Weeks Ended October 31, 2009 and November 1, 2008

Consolidated Results of Operations

Net Sales

Consolidated net sales for the first three quarters of Fiscal 2009 decreased as compared to the first three quarters of Fiscal 2008 as a result of decreases in net sales from each of the brands in our Retail Stores segment driven primarily by negative comparable store sales.  Reduced store traffic levels and our efforts to reduce non-productive promotional markdowns contributed to our negative comparable store sales.  Retail Stores segment sales were also impacted by 115 net store closings during the preceding twelve-month period.  Additionally, conservative inventory planning and a lack of balanced assortments in inventory negatively impacted our Retail Stores segment sales.  Retail Stores segment e-commerce sales for the first three quarters of Fiscal 2009 increased 4.3% from the first three quarters of Fiscal 2008 and represented 4.4% of consolidated net sales for the current-year period as compared to 3.5% of consolidated net sales for the prior-year period.  Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

Consolidated gross profit increased 3.7% as a percentage of consolidated net sales in the first three quarters of Fiscal 2009 as compared to the first three quarters of Fiscal 2008.  The increase is primarily attributable to reduced markdown activity during the current-year period as a result of our efforts to tightly manage our inventories.  During the prior-year period we were significantly more promotional in order to sell-through slow-moving seasonal inventory.  Catalog advertising expenses decreased as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog, which was completed during the Fiscal 2009 Second Quarter.

Occupancy and Buying

Consolidated occupancy and buying expenses increased 2.2% as a percentage of consolidated net sales in the first three quarters of Fiscal 2009 as compared to the prior-year period primarily as a result of negative leverage from the decrease in consolidated net sales.  Although occupancy and buying expenses de-leveraged as compared to the prior year, they decreased in dollar amount primarily as a result of the closing of under-performing stores, as well as other store-related occupancy savings.  Consolidated occupancy and buying expenses for the first three quarters of Fiscal 2008 included a gain of approximately $1.8 million from the sale of our Memphis, Tennessee distribution center.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses were flat as a percentage of consolidated net sales in the first three quarters of Fiscal 2009 and decreased in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to the closing of under-performing stores and our expense reduction initiatives.  During the first three quarters of Fiscal 2008 we recognized $5.9 million of expenses in connection with advisory and legal fees related to a proxy contest which was settled in May 2008.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for the first three quarters of Fiscal 2009 decreased at each of our Retail Stores brands as compared to the first three quarters of Fiscal 2008.  Net sales for all of our brands continued to be negatively impacted by reduced traffic levels and weak consumer spending due to the current economic environment.  Additionally, the 115 net store closings during the preceding 12-month period contributed to the decrease in net sales at our Retail Stores brands.  The average number of transactions per store decreased for each of our brands, while the average unit retail per transaction increased for each of our brands except for FASHION BUG.  Retail Stores segment e-commerce sales for the first three quarters of Fiscal 2009 increased 4.3% from the first three quarters of Fiscal 2008 and represented 4.5% of Retail Stores segment net sales for the current-year period as compared to 3.7% of Retail Stores segment net sales for the prior-year period.

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of negative comparable store sales and net store closings.  Reductions in traffic attributable to reduced consumer demand and a lack of a balanced assortment of fashion and core merchandise contributed to the reduction in sales.  LANE BRYANT sales experienced reduced levels of promotional activity in the current-year period.

FASHION BUG sales decreased as a result of negative comparable store sales, net store closings, and the elimination of the girls and juniors departments during the current year.  Additionally, FASHION BUG sales in the prior-year period included significantly greater promotional markdowns to sell-through slow-moving seasonal inventory as compared to the current-year period.  Although the prior year’s promotional activity had a negative impact on this year’s comparable store sales, the reduced level of promotions in the current-year period contributed to an improvement in gross margins.

CATHERINES sales were below the prior year primarily as a result of negative comparable store sales, but CATHERINES experienced reduced levels of promotional activity in the current-year period.

During the first three quarters of Fiscal 2009 we recognized revenues of $14.8 million in connection with our loyalty card programs as compared to revenues of $15.6 million during the first three quarters of Fiscal 2008.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales increased 2.8%, reflecting reduced markdown activity during the current-year period as a result of our proactive management of inventory in response to reduced consumer demand.  Gross profit as a percentage of net sales increased 3.7% for LANE BRYANT, 1.2% for FASHION BUG , and 3.5% for CATHERINES.  The increases in merchandise margins at LANE BRYANT and CATHERINES were a result of reduced markdown activity and higher initial markups while increased merchandise margins at FASHION BUG were partially offset by markdown activity related to clearance of slow-moving seasonal merchandise.

Occupancy and Buying

Occupancy and buying expenses increased 1.5% as a percentage of net sales in the current-year period as compared to the prior-year period, primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, expense dollars decreased as a result of the closing of under-performing stores and other expense reduction initiatives.  Occupancy and expenses as a percentage of net sales increased  1.8% for LANE BRYANT and 2.1% for FASHION BUG, and decreased 0.3% for CATHERINES.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 0.6% primarily as a result of negative leverage from the decrease in Retail Stores net sales.  However, selling, general, and administrative expenses decreased in dollar amount from the prior-year period at each of our brands, particularly at FASHION BUG and LANE BRYANT, where the closing of under-performing stores and other store expense reduction initiatives resulted in reductions to selling, general, and administrative expenses.  Selling, general, and administrative expenses as a percentage of net sales increased 1.0% for LANE BRYANT, 0.4% for FASHION BUG, and 1.6% for CATHERINES.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to reduced sales from our LANE BRYANT WOMAN catalog and related website.  During the Fiscal 2009 Second Quarter we completed the closing of our LANE BRYANT WOMAN catalog business.

Gross Profit

Gross profit for the Direct-to-Consumer segment increased 5.6% as a percentage of sales as compared to the prior-year period.  The increase resulted from improved merchandise margins from the closing of our LANE BRYANT WOMAN catalog business, which was completed in the Fiscal 2009 Second Quarter and reduced catalog advertising expenses at FIGI’S.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for our Direct-to-Consumer segment increased 6.7% primarily as a result of negative leverage from the decrease in net sales related to the closing of our LANE BRYANT WOMAN catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased 7.8% as a percentage of sales as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

Depreciation and amortization expense was flat as a percentage of sales as compared to the prior-year period, but decreased in dollar amount primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period.

Sale of Proprietary Credit Card Receivables Programs

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs (see “RECENT DEVELOPMENTS” above).  The transaction was closed on October 30, 2009 and we recognized one-time net charges of $13.4 million as a result of the sale during the Fiscal 2009 Third Quarter, primarily related to contract termination and transaction-related costs and severance and retention costs.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” and “Note 10. Asset Securitization” above for further information regarding our proprietary credit card receivables programs.

Impairment of Store Assets

As discussed in the quarterly comparisons above, during the Fiscal 2008 Third Quarter we identified approximately 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $20.2 million to write down these stores to their respective fair values.  There were no indicators of impairment identified during the current-year period.

Restructuring and Other Charges

During the first three quarters of Fiscal 2009 we continued to execute on our multi-year transformational initiatives and recognized the following pre-tax charges recorded as restructuring and other charges:

●
$12.1 million for lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business.  These retained facilities ceased operations by the end of the Fiscal 2009 Third Quarter.

●	$8.6 million for costs related to our multi-year business transformation initiatives.

●
$7.9 million for accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business and our decision to outsource the development and hosting of our new e-commerce platform.  These fixed assets were fully depreciated by the end of the Fiscal 2009 Third Quarter.

●	$1.3 million for retention costs and accelerated depreciation for the planned closing of the LANE BRYANT WOMAN catalog operations, which we completed during the Fiscal 2009 Second Quarter.

●	$1.3 million for lease termination costs and accelerated depreciation related to the closing of under-performing stores and other costs.

During the first three quarters of Fiscal 2008 we recognized pre-tax charges of $9.3 million for lease termination, severance, retention, and relocation costs related to the closing of under-performing stores and the consolidation of our CATHERINES operations from Memphis, Tennessee to our Bensalem headquarters.  We also recognized $2.3 million of non-cash pre-tax charges for write-downs of assets related to under-performing stores to be closed and accelerated depreciation related to the closing of the Memphis facility, and $0.9 million of asset write-downs from the sale of our non-core misses apparel catalog business.  Additionally, during the first three quarters of Fiscal 2008 we recognized $9.3 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern and approximately $3.1 million of severance costs related to our decision to discontinue our LANE BRYANT WOMAN catalog operations and the elimination of 20 corporate positions.

Gain on Repurchase of 1.125% Senior Convertible Notes

During the first three quarters of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $69.2 million and an aggregate unamortized discount of $17.1 million for an aggregate purchase price of $39.3 million and recognized a gain on the repurchase of $12.8 million net of unamortized issue costs.  In accordance with ASC 470-20, “Debt With Conversion and Other Options,” approximately $1.0 million of the aggregate purchase price was accounted for as a reduction of stockholders’ equity.

Subsequent to the end of the Fiscal 2009 Third Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $16.1 million for an aggregate purchase price of $11.3 million.  We expect to recognize a gain on the repurchase of approximately $1.2 million net of unamortized issue costs during the Fiscal 2009 Fourth Quarter.  Including the 1.125% Notes purchased during the first three quarters of Fiscal 2009, we have repurchased notes with an aggregate principal amount of $85.4 million for an aggregate purchase price of $50.6 million, and will recognize an aggregate gain on the repurchases of approximately $14.0 million net of unamortized issue costs.

Income Tax Provision/(Benefit)

Our income tax provision for the first three quarters of Fiscal 2009 was $10.3 million on a loss from continuing operations before taxes of $39.6 million as compared to a tax benefit of $15.3 million on a loss from continuing operations before taxes of $81.7 million for the first three quarters of Fiscal 2008.  We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the income tax provision for the first three quarters of Fiscal 2009 was primarily a result of: (i) a net increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with ASC 740-10, “Income Taxes,” after a decrease due to settlements with state tax authorities; (ii) state income taxes payable; and (iii) required deferred taxes.

The tax benefit for the first three quarters of Fiscal 2008 was unfavorably impacted by a non-cash provision to establish a valuation allowance against our net deferred tax assets (see the quarterly comparison above), adjustments relating to the reconciliation of our Fiscal 2007 Federal tax provision to our filed tax return, and an increase in our liability for unrecognized tax benefits, interest, and penalties in accordance with ASC 740-10.  These unfavorable impacts were partially offset by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization, the receipt of non-taxable life insurance proceeds, and adjustments to certain state tax accruals.

On November 6, 2009 H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) was signed into law.  The Act contains a number of tax law changes, including a provision that permits companies to carryback applicable 2008 or 2009 net operating losses (“NOL”) up to five years, instead of the general two-year carryback.  The Act defines an applicable NOL as a NOL that arises in a tax year either beginning or ending in 2008 or 2009.  We previously carried a portion of our Fiscal 2008 NOL back two years; however, we now have the opportunity to carry back the remaining NOL to the preceding three years to offset taxable income in those years and receive a cash refund.  Under ASC 740, “Income Taxes,” the tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, are recognized in the interim period that includes the enactment date of the change (our Fiscal 2009 Fourth Quarter).  We are currently evaluating the Act, and any resulting impact on our income tax provision has not yet been determined.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the Fiscal 2008 Third Quarter (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 1. Condensed Consolidated Financial Statements; Discontinued Operations” above).  During the first three quarters of Fiscal 2008 we recognized a net loss from discontinued operations of $28.2 million and an estimated loss on disposition of the discontinued operations of $46.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital are cash flow from operations, our private-label credit card receivables programs (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” and “Note 10. Asset Securitization,” and “RECENT DEVELOPMENTS” above for further information regarding our proprietary credit card programs), our investment portfolio, and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	October 31,	January 31,
(Dollars in millions)	2009	2009

Cash and cash equivalents	$223.9	$93.8
Available-for-sale securities	$0.4	$6.4
Working capital	$343.6	$382.0
Current ratio	2.0	2.4
Long-term debt to equity ratio	37.4%	43.3%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 1. Financial Statements (Unaudited)” above, which includes the results of both our continuing operations and our discontinued operations for the first three quarters of Fiscal 2008.

Our net cash provided by operating activities increased to $134.4 million for the first three quarters of Fiscal 2009 from $19.1 million for the first three quarters of Fiscal 2008.  The increase was primarily a result of $85.1 million in net proceeds from the sale of our retained interests in our proprietary credit card receivable program (the remaining $51.3 million of the net proceeds from the sale was recorded as cash from investing activities), a $16.4 million decrease in the loss from continuing operations, and an $11.0 million decrease in our investment in inventories (net of accounts payable) as compared to the prior-year period.  Additionally, during the Fiscal 2009 Third Quarter we received a Federal income tax refund of $27.7 million related to a carryback of net operating losses previously recorded as a component of “Prepayments and other” on our consolidated balance sheet.  On a comparable-store basis, inventories decreased 17% as of October 31, 2009 as compared to November 1, 2008.

During the first three quarters of Fiscal 2009 we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $69.2 million and a carrying value of $52.1 million (net of unamortized discount) for an aggregate purchase price of $39.3 million.  Subsequent to the end of the Fiscal 2009 Third Quarter we repurchased additional 1.125% Notes with an aggregate principal amount of $16.1 million and a carrying value of $12.4 million (net of unamortized discount) for an aggregate purchase price of $11.3 million.  In addition, during the first three quarters of Fiscal 2009 we used $5.1 million for repayments of other long-term borrowings and $7.3 million for deferred financing costs related to our new revolving credit facility (see “FINANCING; Revolving Credit Facility” below).  During the first three quarters of Fiscal 2008 we used $6.8 million of cash for repayments of long-term debt and $11.0 million of cash to purchase 2.0 million shares of common stock.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $16.3 million during the first three quarters of Fiscal 2009 as compared to $49.5 million for the first three quarters of Fiscal 2008.  Capital expenditures net of construction allowances received from landlords were $12.1 million during the first three quarters of Fiscal 2009 as compared to $24.9 million for the first three quarters of Fiscal 2008.  We also acquired equipment through capital leases of $6.0 million during the first three quarters of Fiscal 2008.

We significantly reduced capital expenditures during Fiscal 2009.  We plan to open approximately 14 new stores in Fiscal 2009 as compared to 48 new stores in Fiscal 2008, and anticipate that our Fiscal 2009 gross capital expenditures will be approximately $32.5 million before construction allowances received from landlords as compared to gross capital expenditures of $55.8 million for Fiscal 2008.  We expect to finance these capital expenditures primarily through internally-generated funds and to a lesser extent through capital lease financing.

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

FINANCING

Off-Balance-Sheet Financing

Sale of Proprietary Credit Card Receivables Programs

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  The transaction was closed on October 30, 2009.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” and “RECENT DEVELOPMENTS” above for further details regarding the sale of our proprietary credit card receivables programs.

Asset Securitization Program

Prior to the sale of our proprietary credit card receivables programs, our asset securitization program primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPEs were isolated for purposes of the securitization program.  We used our asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Additional information regarding our asset securitization facilities, including the sale of our proprietary credit card receivables programs, is included in “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” and “Note 10. Asset Securitization” above; under the caption “MARKET RISK” below; and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Asset Securitization” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. ASSET SECURITIZATION” of Exhibit 99.1 to our Form 8-K dated June 19, 2009.

Our Proprietary Credit Card Programs

Prior to the October 30, 2009 sale of the proprietary credit card portfolio we managed our proprietary credit card programs to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earned revenue from operating the proprietary credit card programs.  As discussed above, we utilized asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits was derived from the distribution of net excess spread revenue from our QSPEs.

The transfer of proprietary credit card receivables under our previous asset securitization program was without recourse and we accounted for the program in accordance with ASC 860, “Transfers and Servicing.”  Under ASC 860, our benefit from the proprietary credit card receivables represented primarily the net excess spread revenues we received from monthly securitization distributions associated with the collections on managed outstanding receivables.  We recognized on an accrual basis these net excess spread revenues, which generally represented finance charge revenues in excess of securitization funding costs, net credit card charge-offs, and the securitization servicing fee.  Finance charge revenues included finance charges and fees assessed to the proprietary credit card customers.  Net credit card charge-offs represented gross monthly charge-offs on customer accounts less recoveries on accounts previously charged-off.  For purposes of the table provided below, we also included any collection agency costs associated with recoveries as part of the net excess spread revenues from proprietary credit card receivables.

In addition to the actual net excess spread revenues described above we recorded our beneficial interest in the Trust as an “interest-only strip” (“I/O strip”), which represented the estimated present value of cash flows we expected to receive over the estimated period the receivables were outstanding.  In addition to the I/O strip we recognized a servicing liability, which represented the present value of the excess of the costs of servicing over the servicing fees we expected to receive, and was recorded at estimated fair value.  We used the same discount rate and estimated life assumptions in valuing the I/O strip and the servicing liability.  We amortized the I/O strip and the servicing liability on a straight-line basis over the expected life of the proprietary credit card receivables.

The benefits from operating our proprietary credit card programs also included other revenues generated from the program.  These other net revenues included revenue from additional products and services that customers may purchase with their credit cards, including debt cancellation protection, fee-based loyalty program revenues, and net commissions from third-party products that customers may buy through their credit cards.  Other proprietary credit card revenues also included interest income earned on funds invested in the credit entities.  The credit contribution was net of expenses associated with operating the program.  These expenses included the costs to originate, bill, collect, and operate the proprietary credit card programs.  Except for net fees associated with the fee-based loyalty programs that we included in net sales, we included the net credit contribution as a reduction of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.

Subsequent to the sale of the program, under the ten-year operating agreements Alliance Data will continue to offer private-label credit cards bearing our retail brand names and we will receive ongoing payments from Alliance Data related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.  The level of ongoing payments we receive may increase or decrease as a result of changes in the performance of the private-label credit card programs or changes in the legal and regulatory requirements affecting Alliance Data in its conduct of the program.

The enhancement programs described above give Alliance Data the exclusive right (but not the obligation) to offer to our private-label credit cardholders credit protection programs (including debt cancellation) and other enhancement marketing services and to market these programs through credit card billing statements and other channels.  In addition, we may offer third-party vendor products that do not compete with Alliance Data’s products and services as described in this paragraph subject to certain limitations and fees.

Further details of our net credit contribution prior to the sale of the program are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In millions)	2009(1)	2008	2009(1)	2008

Net securitization excess spread revenues	$23.7	$25.6	$63.7	$75.2
Net changes to the I/O strip and servicing liability	2.7	(0.6)	2.5	(0.6)
Other credit card revenues, net(2)	2.7	3.9	8.8	9.8
Total proprietary credit card revenues	29.1	28.9	75.0	84.4
Less total credit card program expenses	13.4	17.4	42.3	52.4
Total credit contribution	$15.7	$11.5	$32.7	$32.0
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).
(2) Excludes inter-company merchant fees between our credit entities and our retail entities.

The changes in the total credit contribution for the thirteen weeks and thirty-nine weeks ended October 30, 2009 as compared to the thirteen weeks and thirty-nine weeks ended November 1, 2008 reflect the impact of the decreases in outstanding balances as a result of the November 2008 sale of the Crosstown Traders apparel-related catalog credit card receivables as well as receivables declines in the other brand credit card portfolios as a result of reduced sales.  These balance decreases lowered both net securitization excess spread revenues and program expenses.  However, the reduction in net securitization excess spread revenues was partially offset by increased collection of fee income.  Also, the increased collection of fee income had a positive impact on the I/O strip valuation.

Further details of our outstanding receivables are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(In millions)	2009(1)	2008	2009(1)	2008

Average managed receivables outstanding	$484.9	$583.7	$496.9	$587.0
Ending managed receivables outstanding(2)	–	$588.5	–	$588.5
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).
(2) There are no managed receivables as of October 31, 2009 due to the sale of the credit card portfolio.

Subsequent to the sale of our proprietary credit card receivables programs, the revenues associated with the program will change.  Revenues associated with the securitization net excess spread revenues, the I/O valuation, and a portion of the other credit revenues will be replaced with the payments from Alliance Data under the ten-year operating agreements.  The majority of the expenses associated with the proprietary credit card receivables programs will be eliminated.

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

Revolving Credit Facility

Through July 30, 2009 we had a revolving credit facility agreement that provided for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, which was scheduled to expire on July 28, 2010.  On July 31, 2009 we entered into an amended and restated loan and security agreement (the “amended agreement” or “amended facility”) for a $225 million senior secured revolving credit facility.  The amended agreement includes an option allowing us to increase our credit facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides  that up to $100 million of the $225 million may be used for letters of credit.  The amended facility replaces the $375 million revolving credit facility and provides for committed revolving credit availability through July 31, 2012.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 4. Long-term Debt” above for further details regarding the amended facility.  There were no borrowings outstanding under the facility as of October 31, 2009.

The amended agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  As of October 31, 2009 the applicable interest rates under the amended facility were 6.00% for Base Rate loans and 3.99% for 30 day Eurodollar Rate loans.

The amended agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The amended agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the amended agreement.  Under certain conditions the maximum amount available under the amended agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the amended agreement may be accelerated.  In each month in which Excess Availability (as defined in the amended agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of October 31, 2009 the Excess Availability under the amended facility was $196.6 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

During the first three quarters of Fiscal 2009 we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $69.2 million and a carrying value (net of unamortized discount) of $52.1 million for an aggregate purchase price of $39.3 million and we repurchased additional 1.125% notes subsequent to the end of the Fiscal 2009 Third Quarter (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 4. Long-term Debt” and “Note 17. Subsequent Events” above).  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us as circumstances may allow.

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

In Fiscal 2009 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and available-for-sale securities, our ten-year operating agreements with Alliance Data related to our proprietary credit cards, and our borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2009.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.  We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  We may also elect to redeem debt financing prior to maturity or to purchase additional 1.125% Senior Convertible Notes under circumstances that we believe to be favorable to us.  At this time, we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the market value of our outstanding debt, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

As a result of the sale of our proprietary credit card receivables portfolio on October 30, 2009, we are no longer exposed to interest-rate risk or basis risk associated with the portfolio.

As of October 31, 2009 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 1. Notes To Condensed Consolidated Financial Statements (Unaudited); Note 16. Impact of Recent Accounting Pronouncements” above.

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

Subsequent to our filing on April 1, 2009 of our Form 10-K for the fiscal year ended January 31, 2009 our common stock has traded in a price range between $1.33 and $5.84 (through December 2, 2009).  We believe that our dual listing on the Chicago Stock Exchange and the recent trading prices of our common stock have mitigated this risk factor.

As a result of our announcement on August 13, 2009 that we have entered into an agreement for the sale of our proprietary credit card receivables programs we have modified our risk factors relating to our private-label credit card programs to the following:

We cannot assure that we will realize the expected benefits from the ten-year private-label credit card operating agreements with Alliance Data.  A significant portion of our sales revenues are generated through our private-label credit cards.  Therefore, changes in the private-label credit card programs that adversely impact our ability to facilitate customer credit may adversely impact our results of operations.  Alliance Data will have discretion over certain policies and arrangements with the cardholders and may change these policies and arrangements in ways that could affect our relationship with the cardholders.  Any such changes could adversely affect our private-label credit card sales and our results of operations.  Our ability to continue to offer private-label credit card programs to our customers will depend on the success of our strategic alliance with Alliance Data.

Credit card operations are subject to numerous Federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of the credit card portfolio on October 30, 2009.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the ten-year operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty and which could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the ten-year operating agreements.

As a result of our entering into certain third-party outsourcing arrangements, we are adding the following to the risk factors that we have previously disclosed:

Certain of our business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, our e-commerce platform, and certain other information technology functions.  Although we make a diligent effort to insure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur.  The failure of such third parties to provide adequate services could adversely affect our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

August 2, 2009 through
August 29, 2009	1,363	(1)	$5.14	–
August 30, 2009 through
October 3, 2009	1,076	(1)	4.93	–
October 4, 2009 through
October 31, 2009	0		0.00	–
Total	2,439		$5.05	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
    (2)   On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to May 3, 2008. As of October 31, 2009, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

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

10.11
Fourth Amendment to the Purchase and Sale Agreement, dated October 30, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.1).

10.12
Sixth Amendment to Pooling and Servicing Agreement, dated October 30, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.2).

10.13
Series 2004-VFC Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.3).

10.14
Series 1999-2 Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.4).

10.15
Second Amendment to Purchase and Sale Agreement, dated November 9, 2000, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.5).

10.16
Third Amendment to Purchase and Sale Agreement, dated May 8, 2001, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.6).

10.17
Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated May 8, 2001, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.7).

10.18
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.19
2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective May 1, 2009, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 1, 2009 (File No. 000-07258, Exhibit 10.12).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: December 2, 2009	/S/ JAMES P. FOGARTY
James P. Fogarty
President
Chief Executive Officer

Date: December 2, 2009	/S/ ERIC M. SPECTER
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

10.11
Fourth Amendment to the Purchase and Sale Agreement, dated October 30, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.1).

10.12
Sixth Amendment to Pooling and Servicing Agreement, dated October 30, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.2).

10.13
Series 2004-VFC Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.3).

10.14
Series 1999-2 Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.4).

10.15
Second Amendment to Purchase and Sale Agreement, dated November 9, 2000, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.5).

10.16
Third Amendment to Purchase and Sale Agreement, dated May 8, 2001, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.6).

10.17
Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated May 8, 2001, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.7).

10.18
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.19
2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective May 1, 2009, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 1, 2009 (File No. 000-07258, Exhibit 10.12).

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.