Form 10-K
period 2010-01-30
CHARMING SHOPPES INC
filed 2010-03-30
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

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

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of August 1, 2009 (the last day of the registrant’s most recently completed second fiscal quarter), based on the closing price on July 31, 2009, was approximately $554,650,664.

As of March 22, 2010, 115,774,055 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2010 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
FORM 10-K ANNUAL REPORT

i

(Continued)

ii

PART I

Item 1.  Business

GENERAL

We are a multi-brand, specialty apparel retailer with a leading market share in women’s plus-size specialty apparel.  During Fiscal 2009 our business operations consisted primarily of three distinct core brands:  LANE BRYANT®, FASHION BUG®, and CATHERINES PLUS SIZES®. These core brands operate retail stores and store-related e-commerce websites under our Retail Stores segment.  Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups.  During our fiscal year ended January 30, 2010 (“Fiscal 2009”) the sale of plus-size apparel represented approximately 87% of our total net sales.  In addition to our Retail Stores segment we also derive revenues from sales of food and gifts through our FIGI’S® catalog and website, which operates under our Direct-to-Consumer segment.

LANE BRYANT is a widely recognized brand name in plus-size fashion.  Through private labels such as CACIQUE®, LANE BRYANT, and select national brands, we offer fashionable and sophisticated apparel in plus-sizes 14 – 28, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear, and social occasion apparel.  LANE BRYANT has a loyal customer base, generally ranging in age from 35 to 55 years old, which shops for fashionable merchandise in the moderate price range.  Our 754 LANE BRYANT retail stores comprise 4.4 million square feet of real estate and are located in 46 states and the District of Columbia, in a combination of destination malls, lifestyle centers, and strip shopping centers.  Our store base was reduced by 32 stores or 4.1% during Fiscal 2009 and our average store size was consistent year over year at approximately 5,900 square feet.  During Fiscal 2009 our LANE BRYANT website (lanebryant.com) averaged 2.4 million unique visitors per month with an established on-line community.

Our LANE BRYANT intimate apparel side-by-side store pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates as well as additional national brands, presented in a double store-front.  This larger footprint of approximately 7,200 square feet per combined store compares with the full-line LANE BRYANT store footprint of approximately 5,600 square feet.  Included in the 754 stores operated by LANE BRYANT as of January 30, 2010 are 137 stores operated in the side-by-side format.

LANE BRYANT OUTLET® is a national chain offering women’s plus-size apparel in the outlet sales channel.  Through our private labels and select national brands we offer fashionable and sophisticated apparel in plus-sizes 14 – 28, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear, and social occasion apparel. Our 106 LANE BRYANT OUTLET retail stores comprise 0.6 million square feet of real estate and are located in 34 states throughout the country, consistent with the prior year.  LANE BRYANT OUTLET stores average approximately 5,900 square feet.

FASHION BUG stores specialize in selling plus-size and misses apparel in sizes 6 – 30 serving women’s lifestyle needs from weekend and business casual to dressy, as well as active wear, accessories, intimate apparel, and footwear.  FASHION BUG customers generally range in age from 30 to 50 years old and shop in the low-to-moderate price range.  Our 801 FASHION BUG retail stores comprise 7.0 million square feet of real estate and are located in 43 states, primarily in strip shopping centers.  Our store base was reduced by 96 stores or 10.7% during fiscal 2009 and our average store size was consistent year over year at approximately 8,700 square feet.  During Fiscal 2009 our FASHION BUG website (fashionbug.com) averaged 1.2 million unique visitors per month.

CATHERINES PLUS SIZES carries a full range of plus sizes (16-34) and is particularly known for extended sizes (28-34).  In 2010 Catherines will expand their sizing range to include size 0X.  Following this expansion, the full ranges of sizes offered at Catherines will be 16-36 and 0X through 5X.  CATHERINES® offers classic apparel and accessories for wear-to-work and casual lifestyles.  CATHERINES customers are generally in the 45 years old and older age group, shop in the moderate price range, and are concerned with comfort, fit, and value.  Our 460 CATHERINES retail stores comprise 1.9 million square feet of real estate and are located in 44 states, primarily in strip shopping centers.  Our store base was reduced by 3 stores or 0.6% during fiscal 2009 and our average store size was consistent year over year at approximately 4,200 square feet.  During Fiscal 2009 our CATHERINES website (catherines.com) averaged more than 0.6 million unique visitors per month.

In order to further focus on our core brands, during Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET® stores and convert a majority of the space to CATHERINES stores in outlet locations.  We completed the conversion of 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES outlet locations during February 2010.  The CATHERINES outlet locations offer classic apparel and accessories for wear-to-work and casual lifestyles in an outlet store format.  Substantially all of the CATHERINES outlet locations operate with a LANE BRYANT OUTLET store in side-by-side locations.  As of January 30, 2010 we operated 6 CATHERINES stores in outlet locations in 6 states throughout the country.  During February 2010 we opened an additional 28 CATHERINES stores in outlet locations for a total of 34 stores in 23 states throughout the country.  These stores average approximately 2,600 square feet.

During Fiscal 2009 we successfully redesigned each of our core brands’ websites and converted to a new e-commerce technology platform with the objective of providing an improved on-line customer experience in order to increase website traffic and sales conversion rates.  In February 2010 we announced the debut of a universal shopping cart linking four of our e-commerce websites: lanebryant.com, cacique.com, fashionbug.com, and catherines.com.  Through this universal shopping cart we began offering free shipping for customers who choose to pick up their merchandise at any of our more than 2,100 store locations and a flat $7 shipping rate, regardless of the number of concepts shopped, for shipments to customers’ homes.

In addition to the core brands operated under our Retail Stores segment, during Fiscal 2009 we marketed food and specialty gift products through our FIGI’S Gifts in Good Taste catalog and related e-commerce website under our Direct-to-Consumer segment.  FIGI’S specializes in dairy cheeses, smokehouse meats, holiday fare, bakery, chocolates, nuts, sweets, and snacks.  FIGI’S also offers special gift assortments, collectible treasures, and exclusive and personalized items.  In January 2010 we announced plans to expand the sale of FIGI’S products into third-party retailers’ stores and through third-party retailers’ e-commerce websites.

Financial information by business segment for each of our last three fiscal years is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 19.  SEGMENT REPORTING” below.

During Fiscal 2008 we appointed brand presidents for each of our core brands and hired product design and development executives at LANE BRYANT and FASHION BUG to allow us to increase our percentage of internally designed and developed fashion products.  During Fiscal 2009 we added an executive leader of global sourcing and global sourcing talent at each of our brands to better leverage our scale in order to lower the cost of merchandise and appointed e-commerce talent at each of our brands to help us in developing our product assortment.

We have also refocused on our core retail brands through divestiture of non-core assets, substantial reductions in operating expenses, and a streamlining of our operations.  To-date, our efforts to divest our non-core assets and focus on our core retail brands have resulted in the sale of our Crosstown Traders catalog operations, the sale of our proprietary credit card receivables programs, the shutdown of our LANE BRYANT WOMAN catalog, figure® magazine, and PETITE SOPHISTICATE stores, and the conversion of our PETITE SOPHISTICATE OUTLET stores to CATHERINES stores.  In addition, we have achieved reductions in operating expenses through the implementation of programs such as significant rent reduction initiatives and the closing of underperforming stores.  We also opportunistically repurchased a portion of our outstanding long-term debt.  During Fiscal 2009 we also entered into a new three-year senior secured revolving credit facility agreement.  During Fiscal 2010 we will continue to pursue opportunities to maintain and protect our liquidity and financial position.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for further discussion of our organizational initiatives and details of our multi-year strategy.

RETAIL STORES SEGMENT

Stores

Our 2,121 retail stores (as of January 30, 2010) are primarily located in suburban areas and small towns.  Approximately 78% of our FASHION BUG, CATHERINES, and LANE BRYANT OUTLET stores are strip-center based, with the remainder located in community and regional malls.  Approximately 53% of our LANE BRYANT stores are located in strip and lifestyle shopping centers, with the remaining stores located primarily in malls.  We continually evaluate additional store locations that meet our financial and operational objectives.

Our retail store merchandise displays enable our customers to assemble coordinated and complete outfits that satisfy their lifestyle needs.  We test and implement new store designs and fixture packages that are aimed at providing an effective merchandise presentation.  We relocate or remodel our stores as appropriate to convey a fresh and contemporary shopping environment.  We emphasize customer service, including the presence of helpful salespeople in the stores, layaway plans, customer loyalty programs, and acceptance of merchandise returns for cash or credit within a reasonable time period.  Typically, our stores are open seven days per week, eleven hours per day Monday through Saturday and seven hours on Sunday.

Retail stores operate under direct local management with guidance from our management operations team.  Each store has a manager who is in daily operational control of and manages the specific location, including overseeing the duties of display, selling, and reporting through point-of-sale terminals.  We employ district managers who travel to all stores in their district to view store operations and provide guidance.  Each district manager works with an average of 13 stores.  Regional managers, who report to a Vice President of Stores, supervise the district managers.  Generally, district managers are appointed from the pool of store managers and store managers are appointed from the pool of assistant store managers.  Store management is motivated through internal advancement and promotion, competitive compensation, and various incentive, medical, and retirement plans.  Store management also has access to centrally developed resources on store operations, merchandising, and buying policies.

The challenging economic and retail environment has continued to adversely impact our business, as consumers remain cautious about their purchases in response to the increasingly uncertain economic environment and high unemployment.  In response to the continuing weak retail and economic environment, during Fiscal 2008 and Fiscal 2009 we significantly reduced capital spending through reductions in the number of store openings and relocations as compared to prior years and net store base reductions of 108 stores in Fiscal 2008 and 180 stores in Fiscal 2009.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for additional information regarding our actual and planned store openings and closings.

Our store openings, closings, and number of locations over the past three fiscal years are as follows:

	Year Ended
	January 30,		January 31,		February 2,
	2010		2009		2008
Store Activity:
Number of stores open at beginning of period	2,301		2,409		2,378
Stores opened	8	(1)	48	(4)	103	(5)
Stores converted	(28	)(2)	0		0
Stores closed	(160	)(3)	(156	)(3)	(72)
Number of stores open at end of period	2,121		2,301		2,409

Number of Stores Open at End of Period by Brand:
LANE BRYANT	860	(6)	892	(6)	896	(6)
FASHION BUG	801		897		989
CATHERINES	460		463		468
PETITE SOPHISTICATE OUTLET	0	(2)	49		56	(7)
Number of stores open at end of period	2,121		2,301		2,409
____________________
(1) Includes 7 LANE BRYANT stores and 1 FASHION BUG store.

 (2)  During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert a majority of the locations to CATHERINES stores in outlet locations. We completed the conversion of 5 stores during Fiscal 2009 and completed the remaining 28 conversions in February 2010.

 (3)  Includes 22 FASHION BUG and 10 LANE BRYANT stores in Fiscal 2009 and 78 FASHION BUG, 10 CATHERINES, 21 LANE BRYANT, 2 LANE BRYANT OUTLET, 1 PETITE SOPHISTICATE OUTLET, and 4 PETITE SOPHISTICATE stores in Fiscal 2008 closed in connection with the store closing initiatives announced in February 2008 and November 2008.

(4) Includes 7 LANE BRYANT OUTLET stores, 11 LANE BRYANT/CACIQUE intimate apparel side-by-side stores, and 4 PETITE SOPHISTICATE OUTLET stores.

(5) Includes 19 LANE BRYANT OUTLET stores, 37 LANE BRYANT intimate apparel side-by-side stores, 7 PETITE SOPHISTICATE OUTLET stores, and 4 PETITE SOPHISTICATE stores.

(6) Includes LANE BRYANT OUTLET stores as follows: 106 in Fiscal 2009 and Fiscal 2008, and 101 in Fiscal 2007.

(7) Includes 4 PETITE SOPHISTICATE stores, which were closed during Fiscal 2008.

Merchandising and Buying

We employ a merchandising and buying strategy that is focused on providing an attractive selection of apparel and accessories that reflect the fashion preferences of the core customer for each of our retail store brands.  The marketing and merchandising operations for each of our core brands operate as separate groups.  We believe that the specialization of marketers and buyers within each brand enhances each brand’s identity and distinctiveness.  We also use domestic and international fashion market guidance, fashion advisory services, and proprietary design.  We seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.

We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location.  At LANE BRYANT we offer a combination of fashion basics and current fashions in casual and wear-to-work merchandise and our CACIQUE brand of intimate apparel, as well as other national brand intimate apparel and accessories.  We translate current trends into appropriate products for our customer.  At FASHION BUG we offer a broad assortment of both casual and wear-to-work apparel in plus and misses sizes at low-to-moderate prices.  FASHION BUG’s merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as outerwear.  At CATHERINES we offer a broad assortment of plus-size merchandise in classic styles designed to provide “head-to-toe” dressing for our customers.  CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes.  CATHERINES has developed a unique expertise in the comfort, fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.  We are in the process of re-working our “Right Fit” programs to reduce confusion, strengthen the offering of the overall pant program, and include additional lengths.

LANE BRYANT OUTLET features products developed exclusively for our outlet stores, which include updated key items and best-sellers from our full-line LANE BRYANT brand.  Selected expanded categories, such as intimate apparel, footwear, social occasion, and accessories are also offered at LANE BRYANT OUTLET.  CATHERINES stores in outlet locations offer selected merchandise available in our full-line CATHERINES stores.

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

Our stores typically experience peak sales during the Easter, Labor Day, and December holiday seasons.  We generally build inventory levels before these peak sales periods.  To maintain current and fashionable inventory we reduce the price of slow-moving merchandise throughout the year.  Much of our merchandise is developed for one or more of our four seasons: Spring, Summer, Fall, and Holiday.  End-of-season sales are conducted with the objective of carrying an appropriate amount of seasonal merchandise over from one season to another.  Retail Stores segment sales for the four quarters of Fiscal 2009, as a percent of annual Retail Stores segment sales, were 26.6%, 26.7%, 23.2%, and 23.5%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic.  We primarily use targeted direct-mail and e-mail advertising to preferred customers selected from a database of approximately 26.8 million private-label credit card, third-party credit card, and cash customers who have purchased merchandise from us within the past three years.  We may also use radio, television, newspaper, internet advertising, fashion shows and other “grassroots” campaigns to stimulate traffic at certain strategic times of the year.  We also use pricing policies, displays, store promotions, and convenient store hours and locations to attract customers.  We maintain websites for our LANE BRYANT (including CACIQUE), FASHION BUG, and CATHERINES brands that provide information regarding current fashions and promotions and also provide internet shopping.

We offer our FASHION BUG, LANE BRYANT, and CATHERINES retail store customers various loyalty card programs.  Customers who join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  Other programs are offered that do not require the payment of a membership fee but allow cardholders to earn points for purchases using a private-label credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  We are currently studying these programs with a consultant and intend to make changes to strengthen these programs.  Additional information on our loyalty card programs is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Revenue Recognition” below.

Sourcing

To meet the demands of our customers we access both the overseas and domestic wholesale markets for our Retail Stores segment merchandise purchases.  Our merchandise purchases are primarily sourced from outside of the United States.  We source merchandise both through our overseas sourcing operation, where we are the importer of record, and from domestic vendors that also source merchandise from overseas.  This allows us to maintain flexible lead times, respond quickly to current fashion trends, and replenish merchandise inventory as necessary.  During Fiscal 2009 we purchased merchandise from approximately 477 suppliers located throughout the world, which reflected an 18% reduction in suppliers from Fiscal 2008.  We also purchase a portion of our LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer that is a wholly-owned subsidiary of Limited Brands, Inc.  These purchases from Mast accounted for approximately 7% of our total Retail Stores merchandise purchases and approximately 14% of merchandise purchases for LANE BRYANT and LANE BRYANT OUTLET during Fiscal 2009.  No other vendor accounted for more than 2% of total Retail Stores merchandise purchases during Fiscal 2009.

We pay for a majority of our merchandise purchases outside the United States on an open account basis.  We pay for the remainder of our purchases outside the United States primarily through corporate-issued letters of credit where we are the importer of record.  The geographic diversification of our sourcing network provides us with the flexibility to locate alternate sources for our products in order to meet our pricing targets.

To date, we have not experienced difficulties in purchasing merchandise overseas or importing such merchandise into the United States.  Should events such as political instability or a natural disaster result in a disruption of normal activities in any single country with which we do business, we believe that we would have adequate alternative sources of supply.

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment.  For our 907 FASHION BUG and LANE BRYANT OUTLET stores we operate a distribution center in Greencastle, Indiana.  This facility is located on a 150-acre tract of land and contains a building of approximately 865,000 square feet.  We estimate that this facility has the capacity to service up to approximately 1,800 stores.  For our 1,214 LANE BRYANT and CATHERINES stores we operate a distribution center in White Marsh, Maryland.  The White Marsh facility is located on 28 acres of land and contains a building of approximately 513,000 square feet that is currently designed to service up to approximately 1,800 stores.

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

Inventory and fulfillment activities for our store-related e-commerce operations are handled by a third-party warehouse facility in Indianapolis, Indiana, using approximately 310,000 square feet of space for merchandise receipt, storage, picking, packing, shipping, and returns processing.  A majority of this merchandise is received from our Greencastle and White Marsh distribution centers.

Our distribution and logistics operations provide adequate capacity for the foreseeable future, and we continually evaluate our overall long-term distribution and logistics requirements.

DIRECT-TO-CONSUMER SEGMENT

We established our Direct-to-Consumer segment in June 2005 with the acquisition of Crosstown Traders, Inc.  Crosstown Traders operated multiple catalog titles and related websites, with the majority of revenues derived from the catalog sales of women's apparel, footwear, and accessories.  Crosstown Traders also derived revenues from the sales of food and gifts through its FIGI’S catalog business.  A substantial majority of the sales through FIGI’S occurs during the December holiday season.  In October 2007 the LANE BRYANT catalog trademark, which had been licensed to a third party, reverted to us and we launched our LANE BRYANT WOMAN catalog and related website.

In April 2008 we began to explore strategic alternatives for our direct-to-consumer business in order to provide a greater focus on our core brands and to enhance shareholder value.  In September 2008 we completed the sale of our Crosstown Traders non-core misses apparel catalogs to an affiliate of Orchard Brands, a portfolio company owned by Golden Gate Capital.  We also discontinued the LANE BRYANT WOMAN catalog during the first half of Fiscal 2009.  As of the end of Fiscal 2009 our Direct-to-Consumer segment consisted solely of the operations of our FIGI’S catalog and related website.

In connection with the sale of the Crosstown Traders apparel catalogs we retained certain components of its infrastructure.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  These service agreements ended during Fiscal 2009, and we discontinued using the retained facilities and became responsible for any remaining lease liabilities for the facilities.

We own 125,000 square-feet of automated distribution center space in Marshfield, Wisconsin that serves as the main distribution area for our FIGI’S operations and ships approximately 2,500,000 packages per year.  A 122,000 square-foot leased facility in Stevens Point, Wisconsin and a 46,000 square-foot owned facility in Neillsville, Wisconsin also service FIGI’S.  These facilities will continue to provide adequate capacity for our FIGI’S operations for the foreseeable future.

PROPRIETARY CREDIT PROGRAMS

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

Prior to the sale of the proprietary credit card portfolio we managed our proprietary credit card programs to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earned revenue from operating the proprietary credit card programs through the utilization of asset securitization facilities as the primary funding source for our proprietary credit card receivables programs.  As a result, a primary source of additional revenue was derived from the distribution of net excess spread revenue under our asset securitization facilities.

Under the terms of the ten-year operating agreements, Alliance Data offers private-label credit cards bearing our retail brand names and we will receive ongoing payments from Alliance Data related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.  The enhancement programs give Alliance Data the exclusive right (but not the obligation) to offer to our private-label credit cardholders credit protection programs (including debt cancellation) and other enhancement marketing services and to market these programs through credit card billing statements and other channels.  In addition, we may offer third-party vendor products that do not compete with the Alliance Data products and services described in this paragraph subject to certain limitations and fees.

In addition to our private-label credit card programs our FIGI’S food and gifts business offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.

Additional information regarding the sale of our proprietary credit card receivables programs and the operations of our asset securitization facilities prior to the sale is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Off-Balance-Sheet Arrangements” and “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS and NOTE 17. ASSET SECURITIZATION” below.

COMPETITION

The women's specialty retail apparel business is highly competitive, with numerous competitors, including individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and internet-based retailers, some of which may have greater financial resources, marketing capabilities, or brand recognition than we have.  We cannot reasonably estimate the number of our competitors due to the large number of women’s apparel retailers.  The primary elements of competition are merchandise style, size, selection, fit, quality, display, price, attractive website layout, efficient fulfillment of website mail orders, and personalized service to our customers.  For our retail stores, store location, design, advertising, and promotion are also significant elements of competition.

EMPLOYEES

As of the end of Fiscal 2009 we employed approximately 27,000 associates, which included approximately 20,500 part-time employees.  In addition, we hire a number of temporary employees during the December holiday season.  As of the end of Fiscal 2009, 72 of our employees were represented by a union whose contract is currently due to expire in August 2012 and 7 of our employees were represented by a union whose contract is currently due to expire in August 2011.  We believe that our overall relationship with these unions and our associates in general is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated.  “FASHION BUG®”, “FASHION BUG PLUS®”, “L.A. BLUES®”, “STUDIO 1940®”, “RIGHT FIT BY FASHION BUG®”, “CATHERINES®”, “CATHERINES PLUS SIZES®”, “MAGGIE BARNES®”, “ANNA MAXWELL®”, “LIZ&ME®”, “SERENADA®”, “RIGHT FIT BY CATHERINES®”, “LANE BRYANT®”, “LANE BRYANT OUTLET®”, “LANE BRYANT WOMAN®”, “VENEZIA®”, “CACIQUE®”, “RIGHT FIT BY LANE BRYANT®”, “FIGI’S®”, and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

We also own the following internet domain name registrations: cacique.com, catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugplus.com, lanebryant.com, figis.com and others of lesser importance.

EXECUTIVE OFFICES

Charming Shoppes, Inc. was incorporated in Pennsylvania in 1969.  Our principal offices are located at 3750 State Road, Bensalem, Pennsylvania 19020.  Our telephone number is (215) 245-9100.

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.charmingshoppes.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Our historical filings can also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. or can be accessed directly from the SEC’s website at http://www.sec.gov.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) 732-0330.  See “PART III; Item 10.  Directors, Executive Officers, and Corporate Governance” below for additional information that is available on our internet website.

Item 1A.  Risk Factors

You should carefully consider and evaluate all of the information in this annual report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below.  Any of these risks could materially and adversely affect our business, financial condition, and results of operations, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-K, and in our other public filings.  The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Ongoing economic conditions have adversely affected, and may continue to adversely affect, our business and results of operations.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, fluctuating fuel and energy costs, and consumer perception of economic conditions.  Consumer discretionary spending, including purchases of women’s apparel, tends to decline during recessionary periods.  The recent deterioration in economic conditions in both the domestic and global economies has adversely affected our business and our results of operations.  The tightening of consumer credit and an uncertain economic outlook has caused a reduction in consumer spending, which has contributed to a significant reduction in our net sales.  We could be required to take additional markdowns in response to lower-than-anticipated levels of demand for our products, and promotional activity by our competitors could have a further adverse impact on our results of operations.

We cannot reliably predict the extent to which current or future economic conditions will affect our business.  We expect retail demand and revenues to remain weak for an extended period of time, and we will continue to maintain inventory levels and purchases in line with our expectations for reduced customer demand.  A prolonged continuation of the current economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women's apparel.  Our success depends in part on our ability to effectively predict and respond to quickly changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings.  These risks may increase as we shift a higher proportion of our product from third-party vendors and domestic sourcing to internally-designed merchandise and overseas sourcing.  The increased lead times associated with overseas sourcing could increase our risk of misjudging fashion trends or styles.  If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed sales opportunities.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.  This could also impact our reputation with our customers, which could diminish brand loyalty.

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

We cannot assure that we will realize the expected benefits from our private-label credit card programs.

We cannot assure that we will realize the expected benefits from the ten-year operating agreements with Alliance Data.  A significant portion of our sales revenues are generated through our private-label credit cards.  Therefore, changes in the private-label credit card programs that adversely impact our ability to facilitate customer credit may adversely impact our results of operations.  Alliance Data will have discretion over certain policies and arrangements with the cardholders and may change these policies and arrangements in ways that could affect our relationship with the cardholders.  Any such changes could adversely affect our private-label credit card sales and our results of operations.  Our ability to continue to offer private-label credit card programs to our customers will depend on the success of our strategic alliance with Alliance Data.

Credit card operations are subject to numerous Federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of the credit card portfolio.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the ten-year operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty.  Such changes could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the ten-year operating agreements.

We may not be able to obtain sufficient working capital financing.

Our business requires substantial investment in our inventory for a long period before sales of that inventory occur.  Consequently, we require significant amounts of working capital financing.  We depend on the availability of credit to fund our working capital, including credit we receive from our bankers, our factors, our suppliers and their agents, and on our ongoing payments from our strategic alliance related to private-label credit card sales.  The current global financial crisis could adversely affect our ability or the ability of our vendors to secure adequate credit financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

We may be unable to successfully execute on our key priorities.

We continue to execute on our five key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) employee empowerment with accountability.  Our key priorities are designed to support our strategic goals to enhance our competitive position and improve our financial results.  We cannot assure the successful execution and the realization of the benefits of our key priorities, which may vary materially based on various factors, including the timing of execution of our strategic initiatives.

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

We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases.  We must carry a significant amount of inventory, including perishable products for our FIGI’S food and gifts operations, before the peak selling periods.  If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition, and results of operations.

We face challenges in managing our business.

Successful long-term growth will require that we continue to expand and improve our internal systems and our operations, including our internal sourcing operations.

These objectives have created, and may continue to create, additional demands on our staff and on our operating systems.  We cannot assure the successful implementation of our business plan to re-focus on our core brands, divest non-core assets, and increase our percentage of internally designed, developed, and sourced fashion product, or that we will achieve our objectives as quickly or as effectively as we have planned.  Any delays in achieving our objectives could substantially increase the costs associated with such initiatives.

Certain of our business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, our e-commerce platform, and certain other information technology functions.  Although we seek to insure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur.  The failure of such third parties to provide adequate services could adversely affect our customers’ shopping experience, our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

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

Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our executive officers and their management teams and our ability to attract, hire, and retain officers and management.  We also must motivate employees to remain focused on our strategies and goals, particularly during a period of changing executive leadership at both our corporate level and our operating division level.  We do not maintain key-person life insurance policies with respect to any of our employees.  If we cannot hire and retain effective management, we may be unable to compete effectively with other retailers.

Recent changes in, and additions to, our management as part of the implementation of our multi-year strategy and our effort to improve our competitive position and results of operations may not achieve the desired results.

Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market.

Our business is primarily focused on sales of plus-size women’s apparel, which represents a majority of our total net sales.  Our results of operations could be adversely affected by a lack of continued growth in the plus-size women’s apparel market.

We could be materially and adversely affected if any of our distribution or fulfillment centers are shut down.

We operate distribution and fulfillment centers in Greencastle, Indiana; White Marsh, Maryland; Marshfield, Wisconsin; and Stevens Point, Wisconsin and use a third-party fulfillment center in Indianapolis, Indiana that services our e-commerce operations.  In addition, we use third-party freight consolidators and service providers in Los Angeles, California and North Bergen, New Jersey.  Most of the merchandise we purchase is shipped directly to our distribution and fulfillment centers or freight consolidators where it is prepared for shipment to the appropriate stores or to the customer.  If any of our distribution centers, fulfillment centers, or freight consolidators were to shut down or lose significant capacity for any reason, the other locations may not be able to adequately support the resulting additional distribution demands, in part because of capacity constraints and in part because each location services a particular brand or brands.  As a result, we could incur significantly higher costs and experience longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace the affected distribution center, fulfillment center, or freight consolidator.  Should the third-party fulfillment center that services our e-commerce operations cease providing fulfillment services the resultant failure to deliver e-commerce orders promptly could adversely affect our e-commerce operations and our results of operations.

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

Our inability to successfully manage customer service or fulfillment for our e-commerce websites could adversely impact our results of operations.

Successful management of our e-commerce operations is dependent on our and our vendors’ ability to maintain efficient and uninterrupted customer service and order fulfillment.  Inadequate systems capacity, a disruption or slowdown in telecommunications services, changes in technology, vendor disputes, changes in government regulations, systems issues, security breaches, a failure to integrate order management systems, or customer privacy issues could result in reduced sales or increases in operating expenses as a result of our efforts or our inability to remedy such issues.  In addition, we and our vendors may not be able to hire sufficient qualified associates to support our e-commerce operations during peak periods, especially during the December holiday season.  The occurrence of one or more of these events could adversely affect our e-commerce business.

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

Our purchasing patterns are dictated by our seasonal inventory requirements.  We typically enter into purchase commitments with our vendors for seasonal inventories up to six months ahead of when we take delivery of those products.  All of our purchase commitments with foreign vendors are denominated in U.S. dollars and are settled in U.S. dollars.  These arrangements provide a natural hedge to the impacts of changes in the value of the U.S. dollar relative to the foreign currencies during the period from when we enter into purchase commitments with our vendors to when we take delivery of the products in the countries from which we source our products.  However, changes in the value of the U.S. dollar relative to other currencies can impact the negotiated pricing for products when comparing one seasonal buying period to another.  We have a network of countries and vendors from which we can source, but additional weakening of the U.S. dollar in relation to those foreign currencies could increase the cost of our foreign-sourced products.  The future performance of our business depends on our foreign suppliers and may be adversely affected by the factors listed above, which are beyond our control.

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

Our sales are dependent in part on a high volume of strip shopping center and mall traffic.  Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, or changes in customer shopping preferences.  A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on our business.  To take advantage of customer traffic and the shopping preferences of our customers we need to maintain or acquire stores in desirable locations.  We cannot assure that desirable store locations will continue to be available.  Acquisition of additional store locations is also dependent on our ability to successfully negotiate lease terms for such locations.  In addition, the timely opening of new store locations could be adversely affected by delays in obtaining necessary permits and approvals, lack of availability of construction materials and labor, or work stoppages.  Our ability to acquire or maintain desirable store locations could be adversely affected by financial difficulties encountered by strip shopping center or mall landlords or by competition with other retailers for prime locations.

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

We may acquire or divest businesses or enter into joint ventures or strategic alliances, which may materially affect our business, financial condition, and results of operations.

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances.  Significant acquisitions and alliances may increase demands on management, financial resources, and information and internal control systems.  Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve, and expand our systems, procedures, and controls.  In addition, we may divest existing businesses, which would cause a decline in revenues and may make our financial results more volatile.  If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures, or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

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

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations, which could also have an adverse effect on the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease all our stores with the exception of two stores that we own.  Typically, our store leases have initial terms of 5 to 10 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.  In addition, we lease certain of our corporate office, distribution center, warehouse, and other administrative facilities.  Additional information with respect to our real estate leases is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 18.  LEASES” below.

With respect to leased stores open as of January 30, 2010 the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring

2010	98(1)
2011 – 2015	681
2016 – 2020	478
2021 – 2025	586
2026 – 2030	232
2031 – 2035	35
Thereafter	8
____________________
(1)Includes 48 stores on month-to-month leases.

Additional information with respect to facilities that we own or lease is as follows:

Size in		Leased/
Sq. Feet	Location	Owned	Description

865,000	Greencastle, IN	Owned	FASHION BUG, and LANE BRYANT OUTLET distribution center
513,000	White Marsh, MD	Owned	LANE BRYANT and CATHERINES distribution center
288,000	Tucson, AZ	Leased	Currently idle(1)
145,000	Bensalem, PA	Owned	Corporate headquarters, technology center, and administrative offices
142,000	Bensalem, PA	Leased	FASHION BUG, CATHERINES, and LANE BRYANT OUTLET home offices and corporate administrative offices
135,000	Columbus, OH	Leased	LANE BRYANT home office
125,000	Marshfield, WI	Owned	FIGI’S distribution center
122,000	Stevens Point, WI	Leased	FIGI’S distribution and call centers
108,000	Tucson, AZ	Leased	Currently idle(1)
71,000	Marshfield, WI	Owned	FIGI’S warehouse
64,000	Marshfield, WI	Owned	FIGI’S administrative offices and call center
52,000	Tucson, AZ	Leased	Currently idle(1)
46,000	Neillsville, WI	Owned	FIGI’S distribution center
40,000	Marshfield, WI	Owned	FIGI’S warehouse
36,000	Tucson, AZ	Leased	Currently idle(1)
23,000	Hong Kong, PRC	Owned	International sourcing offices
16,000	Marshfield, WI	Owned	FIGI’S manufacturing facility
15,000	Tucson, AZ	Leased	Currently idle(1)
8,000	Hangzhou, PRC	Leased	International sourcing offices
7,000	New Delhi, India	Leased	International sourcing offices
____________________
 (1)  In September 2008 we sold our Crosstown Traders non-core misses apparel catalogs to an affiliate of Orchard Brands.  In connection with the sale we retained certain components of their infrastructure and entered into transitional service agreements with an affiliate of Orchard Brands  Subsequent to the transitional period we discontinued the use of the retained transitional facilities.  See “Item 1. Business; DIRECT-TO-CONSUMER SEGMENT” above for additional information.

Item 3.  Legal Proceedings

Other than ordinary routine litigation incidental to our business, there are no pending material legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject.  There are no proceedings that are expected to have a material adverse effect on our financial condition or results of operations.

Item 4.  [Reserved]

Additional Part I Information –Executive Officers of the Registrant

The following list contains certain information relative to our executive officers.  There are no family relationships among any of our executive officers.

James P. Fogarty, 41, has served as President and Chief Executive Officer and as a member of the Board of Directors since April 2009.  Before that he served as Managing Director of Alvarez & Marsal (“A&M”), an independent global professional services firm, from August 1994 until April 2009.  He was also a member of A&M’s Executive Committee for North America Restructuring.  During his tenure at A&M, he most recently served as President and Chief Operating Officer of Lehman Brothers Holdings, subsequent to its Chapter 11 bankruptcy filing, from September 2008 to April 2009, as President and Chief Executive Officer of American Italian Pasta Company from September 2005 to February 2008, and as Chief Financial Officer for Levi Strauss & Co. from December 2003 to March 2005.

Joseph M. Baron, 62, has served as Executive Vice President and Chief Operating Officer since 2002.  Mr. Baron has notified the Company that he will retire from the position effective in May 2010.

Fredrick Lamster, 56, has served as Executive Vice President, Human Resources since March 2010.  Before that he served as Senior Vice President and Chief Human Resources Officer for Southpole, Inc. from February 2008 to March 2010 and as Senior Vice President, Human Resources for Aeropostale, Inc. from August 2005 to August 2007.  Prior to that he served as Executive Vice President, Human Resources for the Limited Stores division of Limited Brands, Inc. from 1997 to August 2005.

Anthony M. Romano, 47, has served as Executive Vice President – Global Sourcing and Business Transformation, since February 2009.  Before that he served as Executive Vice President, Chief Supply Chain Officer for Ann Taylor, Inc. from May 2005 through July 2008 and as Executive Vice President, Corporate Operations for Ann Taylor from March 2004 through May 2005.

Eric M. Specter, 52, has served as Executive Vice President and Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 61, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989.  He has also served as Secretary since February 1998.

Jay H. Levitt, 52, has served as President – Fashion Bug since September 2008.  Before that he held two consulting positions with international footwear retailers from April 2006 to September 2008 and was a managing partner at Gentsch Capital partners, a private equity firm, from December 2005 to September 2008.  From April 2001 to September 2005 he was Chief Executive Officer for the May Merchandising division of May Department Stores Company.

Brian Woolf, 61, has served as President – Lane Bryant since July 2008.  Before that he served as Chairman of the Board and Chief Executive Officer for Cache, a women’s specialty retailer, from October 2000 to January 2008.

John J. Sullivan, 63, has served as Senior Vice President – Corporate Controller since April 2007 and as Vice President – Corporate Controller since October 1998.

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

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

1st Quarter	$3.85	$0.45	$6.83	$4.26
2nd Quarter	5.02	2.93	6.20	4.14
3rd Quarter	5.84	4.45	6.35	1.01
4th Quarter	6.68	4.26	2.88	0.57

The approximate number of holders of record of our common stock as of March 22, 2010 was 1,578.  This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors.  Our amended revolving credit facility allows the payment of dividends on our common stock not to exceed $15 million in any fiscal year.  Such payments are subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before the payment of such dividends, immediately after the payment of such dividends, and on a projected pro-forma basis for 12 consecutive fiscal months thereafter.  (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Financing; Long-term Debt” and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8.  LONG-TERM DEBT” below).

Information regarding our equity compensation plans appears in “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

				Total	Maximum
				Number	Number of
				of Shares	Shares that
	Total			Purchased as	May Yet be
	Number		Average	Part of Publicly	Purchased
	of Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs(2)	or Programs(2)

November 1, 2009 through November 28, 2009	349	(1)	$4.53	–
November 29, 2009 through January 2, 2010	683	(1)	5.40	–
January 3, 2010 through January 30, 2010	11,436	(1)	5.83	–
Total	12,468		$5.77	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.

 (2)  On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to May 3, 2008. As of January 30, 2010, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

The following graph shows a five-year comparison of cumulative total returns on our common stock, the Russell 2000 Composite Index, and the Dow Jones U.S. Retailers – Apparel Index:

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Charming Shoppes, Inc., The Russell 2000 Index
And The Dow Jones U.S. Retailers – Apparel Index

Assumes $100 invested on January 29, 2005 in Charming Shoppes, Inc. common stock, the Russell 2000 Index, or the Dow Jones U.S. Retailers – Apparel Index, including reinvestment of dividends.

The above chart was plotted using the following data:

	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10
Charming Shoppes, Inc.	$100	$156	$164	$85	$13	$72
Russell 2000 Composite Index	100	119	131	118	75	103
Dow Jones U.S. Retailers – Apparel Index	100	113	133	105	56	107

Item 6.  Selected Financial Data

The following table presents selected financial data taken from our audited financial statements for our five fiscal years ended as of January 28, 2006 through January 30, 2010 and should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data.”

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
	Jan. 30,	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,
(In thousands)	2010	2009	2008	2007(1)	2006

Operating Statement Data:
Net sales	$2,064,602	$2,474,898	$2,722,462	$2,751,845	$2,553,645
Cost of goods sold	1,040,985	1,327,387	1,420,159	1,380,838	1,287,072
Gross profit	1,023,617	1,147,511	1,302,303	1,371,007	1,266,573
Occupancy and buying expenses	390,225	427,841	441,580	423,714	397,940
Selling, general, and administrative expenses	582,941	690,095	717,393	697,066	635,795
Depreciation and amortization	76,302	93,741	94,470	87,956	81,289
Sale of proprietary credit card receivables programs	14,237 (2)	0	0	0	0
Impairment of store assets, goodwill, and trademarks	15,741 (3)	81,498 (3)	27,197 (3)	0	0
Restructuring and other charges	31,719 (4)	33,145 (4)	5,332 (4)	0	0
Total operating expenses	1,111,165	1,326,320	1,285,972	1,208,736	1,115,024
Income/(loss) from operations	(87,548)	(178,809)	16,331	162,271	151,549
Other income	834	4,430	8,793	8,273	7,474
Gain on repurchases of 1.125% Senior
Convertible Notes	13,979	0	0	0	0
Interest expense	(18,799)	(19,460)	(18,049)	(14,746)	(17,885)
Income/(loss) from continuing operations
before income taxes and extraordinary item	(91,534)	(193,839)	7,075	155,798	141,138
Income tax provision/(benefit)	(13,572)	(13,488)	11,238	53,839	48,718
Income/(loss) from continuing operations
before extraordinary item	(77,962)	(180,351)	(4,163)	101,959	92,420
Income/(loss) from discontinued operations, net of
income taxes(5)	0	(74,922)	(85,039)	6,964	6,971
Extraordinary item, net of income taxes	0	0	912	0	0
Net income/(loss)	$(77,962)	$(255,273)	$(88,290)	$108,923	$99,391
_______________________
(1) Fiscal 2006 consisted of 53 weeks.

(2) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below.

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

(5) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY
(Continued)

	Year Ended
(Dollars and shares in thousands,	Jan. 30,	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,
except per share amounts)	2010	2009	2008	2007(1)	2006

Basic income/(loss) per share:
Continuing operations before extraordinary item	$(0.67)	$(1.57)	$(0.03)	$0.83	$0.77
Discontinued operations, net of income taxes	0.00	(0.65)	(0.70)	0.06	0.06
Extraordinary item, net of income taxes	0.00	0.00	0.01	0.00	0.00
Net income/(loss)(2)	$(0.67)	$(2.23)	$(0.73)	$0.89	$0.83

Basic weighted average common shares outstanding	115,626	114,690	121,160	122,388	119,831

Diluted income/(loss) per share:
Continuing operations before extraordinary item	$(0.67)	$(1.57)	$(0.03)	$0.76	$0.71
Discontinued operations, net of income taxes	0.00	(0.65)	(0.70)	0.05	0.05
Extraordinary item, net of income taxes	0.00	0.00	0.01	0.00	0.00
Net income/(loss)(2)	$(0.67)	$(2.23)	$(0.73)	$0.81	$0.76

Diluted weighted average common shares and
equivalents outstanding	115,626	114,690	121,160	139,763	137,064

Performance Data(3):
Net return on average stockholders’ equity	(15.6)%	(26.7)%	(0.5)%	11.6%	12.3%
Net return on average total assets	(6.4)	(13.0)	(0.3)	6.2	6.5
Adjusted EBITDA(4)	$50,451	$29,575	$143,330	$250,227	$232,838
_______________________
(1) Fiscal 2006 consisted of 53 weeks.

(2) Results may not add due to rounding.

(3) Based on net income/(loss) from continuing operations.

(4)   Income/(loss) from continuing operations before (i) income taxes; (ii) net interest expense/other income; (iii) gain on repurchases of 1.125% Senior Convertible Notes; (iv) restructuring  and other charges; (v) impairment of store assets, goodwill, and trademarks; (vi) sale of proprietary credit card receivables programs; and (vii) depreciation and amortization. Adjusted EBITDA includes amortization of stock-based compensation expense, which is a component of selling, general, and administrative expenses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RESULTS OF OPERATIONS” below for a further discussion of adjusted EBITDA.

	As Of
	Jan. 30,	Jan. 31,	Feb. 2,	Feb. 3,	Jan. 28,
(Dollars in thousands)	2010	2009	2008(1)	2007(1)	2006(1)

Balance Sheet Data:
Total assets	$1,161,657	$1,277,141	$1,611,013	$1,705,723	$1,572,583
Current portion – long-term debt	6,265	6,746	8,827	10,887	14,765
Long-term debt	171,558	232,722	222,224	181,124	191,979
Working capital	335,595	382,024	495,096	460,620	344,229
Stockholders’ equity	464,934	536,855	812,495	947,538	814,348
_______________________
(1) Includes discontinued operations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and accompanying notes included in “Item 8.  Financial Statements and Supplementary Data” below.  As used in this report the terms “Fiscal 2009,” “Fiscal 2008,” and “Fiscal 2007” refer to our fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.  The term “Fiscal 2010” refers to our fiscal year which will end on January 29, 2011.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

In June 2009 the Financial Accounting Standards Board (“FASB”) established its Accounting Standards Codification (“ASC”) as the official single source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  Information in the ASC is organized numerically in descending order by topic, subtopic, section, and subsection.  References in this MD&A to authoritative literature included in the ASC are shown as “ASC” followed by the specific topic, subtopic, section, or subsection where the relevant literature is contained.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, which are discussed in more detail in “Item 1A.  Risk Factors,” above:

●
Our business is dependent upon our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors.  These risks may increase as we shift a higher proportion of our product to internally-designed merchandise and to overseas sourcing with its associated increase in lead times.

●	The women’s specialty retail apparel and direct-to-consumer markets are highly competitive and we may be unable to compete successfully against existing or future competitors.

●
We continue to execute on our five key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) employee empowerment with accountability.  Our key priorities are designed to support our strategic goals to enhance our competitive position and improve our financial results.  We cannot assure the successful execution and the realization of the benefits of our key priorities, which may vary materially based on various factors, including the timing of execution of our strategic initiatives.

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

●
We depend on the availability of credit for our working capital needs, including credit we receive from our bankers, our factors, our suppliers and their agents, and on our ongoing payments from Alliance Data related to our private-label credit card sales.  The current global financial crisis could adversely affect our ability or the ability of our vendors to secure adequate credit financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

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

●
Credit card operations are subject to numerous Federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of our proprietary credit card receivables programs.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the ten-year operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty.  Such changes could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the ten-year operating agreements.

●
The recent deterioration in economic conditions in the domestic and global economies, higher levels of unemployment, an uncertain economic outlook, and fluctuating energy costs has led to, and could continue to lead to, reduced consumer demand for our products in the future.

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

●
Certain of our business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, our e-commerce platform, and certain other information technology functions.  Although we make a diligent effort to insure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur.  The failure of such third parties to provide adequate services could adversely affect our customers’ shopping experience, our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

●	We depend on the efforts and abilities of our executive officers and their management teams and we may not be able to retain or replace these employees or recruit additional qualified personnel.

●	Our business plan is largely dependent upon continued growth in the plus-size women’s apparel market, which may not occur.

●
We depend on our distribution and fulfillment centers and third-party freight consolidators, fulfillment centers, and service providers for prompt and efficient deliveries of merchandise to our stores and customers.  We could incur significantly higher costs and experience longer lead times associated with distributing our products to our stores and shipping our products to our e-commerce and catalog customers if operations at any of these locations were to be disrupted for any reason.  The failure to distribute our products promptly could adversely affect our results of operations.

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

●
We continually evaluate our portfolio of businesses and may decide to acquire or divest businesses or enter into joint venture or strategic alliances.  If we fail to manage the risks associated with acquisitions, divestitures, joint ventures, or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

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

●
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the 1.125% Notes) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below).  Such a repurchase would require significant amounts of cash, would be subject to important limitations on our ability to repurchase, such as the risk of our inability to obtain funds for such repurchase, and could adversely affect our financial condition.

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

CRITICAL ACCOUNTING POLICIES

We have prepared the financial statements and accompanying notes included in Item 8 of this report in conformity with United States generally accepted accounting principles.  This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates under different assumptions or conditions.

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in the notes accompanying the financial statements included in Item 8 of this report.  However, we consider the following accounting policies and related assumptions to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates.

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

Accounts Receivable

Our FIGI’S food and gifts business offers credit to its customers using interest-free three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday.  A substantial portion of the FIGI’S business is conducted during the December holiday season.  We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance.  Significant changes in future performance relative to our historical experience could have an impact on the levels of our accounts receivable valuation reserves.

Inventories

We value our merchandise inventories at the lower of cost or market using the retail inventory method (average cost basis).  We adjust the valuation of inventories at cost and the resulting gross margins in proportion to markdowns and shrinkage on our retail inventories.  The retail inventory method results in the valuation of inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value of inventories.  The majority of these “permanent markdowns,” and the resulting adjustments to the carrying cost of our inventories, are recorded in our inventory costing system when the actual ticketed selling price of an item is reduced and are therefore not subject to significant estimates on the part of management.  However, at the end of each quarter we perform a review of merchandise that is currently on promotional markdowns (which is considered a “temporary markdown”) and identify at an SKU-number level the merchandise that will not be sold again above its current promotional price.  Because we have not yet recorded such promotional markdowns in our perpetual inventory system as permanent markdowns, we record a markdown reserve to properly record the inventory at the lower of cost or market using the retail inventory method.   Our estimation of markdown reserves involves certain management judgments and estimates that can significantly affect the ending inventory valuation at cost, as well as the resulting gross margins.  The markdown reserve will fluctuate depending on the level of seasonal merchandise on-hand, the level of promotional activity, and management’s estimate of our ability to liquidate such promotional inventory above its current promotional price in the future.  Our failure to properly estimate markdowns currently could result in an overstatement or understatement of inventory cost under the lower of cost or market principle.  Our total reserves for these types of markdowns were $16.0 million as of January 30, 2010 and $12.0 million as of January 31, 2009.  Historically, we have not had significant variances between our estimates of these markdown reserves and the actual markdown experience for which these reserves were established.

We perform physical inventory observations at least once annually at each of our stores.  For stores with higher-than-average inventory loss rates, we may perform physical inventory observations more frequently.  Actual inventory losses are recorded in our financial statements at the time these physical inventory observations are performed.  During the periods between our physical inventory observations and our period-end reporting dates, we record a reserve for estimated inventory losses (shrinkage).  Our estimates for shrinkage are based on actual inventory losses identified from the results of physical inventory counts at our stores and distribution centers.  Historically, our physical inventory losses have averaged between 1% and 2% of our net sales.  Our reserves for estimated inventory shrinkage were $1.5 million as of January 30, 2010 and $2.0 million as of January 31, 2009.

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

Impairment of Property, Plant, and Equipment, Intangible Assets, and Goodwill

We assess our property, plant, and equipment and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of these long-lived assets may not be recoverable.  We consider historical performance and estimated future results in our evaluation of potential impairment and compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows.  The estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, and they may change as new events occur or as additional information is obtained.

We test goodwill and other intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment.  We perform our annual impairment analysis during the fourth quarter of our fiscal year because our fourth quarter results of operations are significant to us and are an integral part of our analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.  If our re-evaluation determines that our goodwill or other intangible assets have become impaired, a write-down of the carrying value of the assets would result.

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

For purposes of our annual impairment test of goodwill performed as of January 30, 2010 we utilized a discount rate of 12.4%.  Our estimates of future cash flows are based on our current budgets and are reflective of our current expectations as to sales growth rates and profitability.  We believe that our estimates are appropriate under the circumstances.  If economic conditions continue to deteriorate and negatively affect our results of operations, we may recognize additional goodwill impairments.  Given the significant excess of fair value over the book values of our reporting units as derived from our discounted cash flow analysis we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

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

For purposes of our annual impairment test of our tradenames performed as of January 30, 2010 we utilized a discount rate of 12.4% and a royalty rate in the range of 4% – 5%.  Our estimates of future revenues associated with our tradenames are based on our current budgets and are reflective of our current expectations as to sales growth rates.  We believe that our estimates are appropriate in the circumstances.  Given the significant excess of fair value over the book values of our tradenames as derived from our discounted cash flow analysis we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests.

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for information regarding impairment losses recognized during Fiscal 2009, Fiscal 2008, and Fiscal 2007.

Asset Securitization

Prior to the sale of our proprietary credit card receivables programs we operated an asset securitization program that primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPEs were isolated for purposes of the securitization program.  We used asset securitization to fund the credit card receivables generated by our proprietary credit card programs.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17.  ASSET SECURITIZATION” below for additional discussion of our asset securitization facility.

In connection with our asset securitizations program, we would record a beneficial interest, referred to as the interest-only strip (“I/O strip”), which represented the estimated present value of cash flows we expected to receive over the period the receivables were outstanding.  In addition to the I/O strip, we recognized a servicing liability because the servicing fees we expected to receive from the securitizations did not provide adequate compensation for servicing the receivables.  The servicing liability represented the present value of the excess of the costs of servicing over the servicing fees we expected to receive and was recorded at estimated fair value.  We used the same discount rate and estimated life assumptions in valuing the I/O strip and the servicing liability.  We amortized the I/O strip and the servicing liability on a straight-line basis over the expected life of the credit card receivables.

We used certain valuation assumptions related to the average life of the receivables sold and anticipated credit losses, as well as an appropriate market discount rate, in determining the estimated value of the I/O strip and the servicing liability.  We estimated the values for these assumptions using historical data, the impact of the then-current economic environment on the performance of the receivables sold, and the impact of the potential volatility of the then-current market for similar instruments in assessing the fair value of these retained interests.

Costs Associated With Exit or Disposal Activities

We recognize liabilities for costs associated with an exit or disposal activity when the liabilities are incurred.  Commitment to a plan by itself does not create an obligation that meets the definition of a liability.  We recognize one-time benefit payments over time rather than “up front” if the benefit arrangement requires employees to render future service beyond a “minimum retention period.”  The liability for one-time benefits is recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service.  We use fair value for the initial measurement of liabilities associated with exit or disposal activities.  Severance payments that are offered in accordance with an on-going benefit arrangement are recorded no later than the period when it becomes probable that the costs will be incurred and the costs can be reasonably estimated.

Stock-Based Compensation

We recognize the fair value of stock-based payments as compensation expense in our financial statements.  We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights (“SARs”) and recognize the related expense for stock-based compensation on a straight-line basis over the service period of the underlying awards.  Our initial estimates of compensation cost are based on the number of options, SARs, or awards for which we expect the requisite service period to be completed.  These initial estimates are revised if subsequent information indicates that the number of options, SARs, or awards expected to vest differs from our initial estimates.  We recognize the cumulative effect of such a change in estimated compensation expense in the period of the change.

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

See “Item 8.  Financial Statements and Supplementary Data; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” and NOTE 10.  STOCK-BASED COMPENSATION PLANS” below for further information on our stock-based compensation expense.

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

Operating Leases

We lease substantially all of our store properties as well as certain of our other facilities.  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.  Store leasehold improvement assets are depreciated over the shorter of their useful life or the lease term.

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

Senior Convertible Notes

Our cash-settled 1.125% Senior Convertible Notes (the “1.125% Notes”) are separated into their debt and equity components at issuance.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and is recorded as additional paid-in capital.  The debt is subsequently accreted to its par value over its expected life with an offsetting non-cash increase in interest expense on the income statement to reflect interest expense at the market rate for the debt component at the date of issuance.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options and warrants with affiliates of the initial purchasers.  We accounted for the call options and warrants as equity instruments.  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our consolidated balance sheets.

The 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share.  Prior to conversion we will include any dilutive effect of the 1.125% Notes or the warrants in the calculation of diluted net income per share using the treasury stock method.  The call options are excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

We monitor certain provisions of the 1.125% Notes, the call options, and the warrants for their ongoing treatment as equity instruments on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to continue to qualify as equity instruments, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur.

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below for further information regarding our 1.125% Notes and related call options and warrants.

Income Taxes

We recognize a tax benefit associated with uncertain tax positions when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  We measure the recognized benefit as the largest amount of benefit which is more-likely-than-not to be realized on ultimate settlement, based on a cumulative probability basis.  We recognize a tax position failing to qualify for initial recognition in the first interim period in which it meets the recognition standard described above, or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  We de-recognize a previously recognized tax position if we subsequently determine that the tax position no longer meets the more-likely-than-not threshold of being sustained.  We consider a tax position to be “effectively settled” upon completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled we recognize the full amount of the tax benefit, even if (1) the tax position is not considered more-likely-than-not to be sustained solely on the basis of its technical merits, and (2) the statute of limitations remains open.

We recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards.  We recognize a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized.  During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  When our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

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

In Fiscal 2009, shortly after our new Chief Executive Officer joined, we focused on two primary objectives:  (1) strengthen our capital base and liquidity profile, and (2) stabilize and begin to grow the business.  With respect to the first objective, we achieved the following accomplishments during Fiscal 2009:

●	In July 2009 we refinanced our revolving credit facility well ahead of its expiration.

●	In July 2009 we also decided to discontinue the exploration of the sale of our FIGI’S business, which was a solid contributor to our adjusted EBITDA during Fiscal 2009.

●
In October 2009 we completed the sale of our proprietary credit card receivables programs to Alliance Data, which dramatically improved the strength of our capital base, and removed the financing risk associated with both the credit card receivables securitization program and the underlying credit card portfolio.

●
During the third quarter of Fiscal 2009 we decided to close the PETITE SOPHISTICATE OUTLET stores and convert a majority of the space to CATHERINES stores in outlet locations.  We completed the conversion by the end of February 2010.

As a result of the above actions, our liquidity position (cash, available-for-sale securities, and availability under our committed revolving credit facility) at the end of Fiscal 2009 totaled $328 million as compared to $280 million in Fiscal 2008, and we ended the year with a cash position of $187 million as compared to $100 million one year ago while buying back $85.4 million principal amount of our 1.125% Senior Convertible Notes.

With respect to the second objective, there is a lead time for adjusting apparel assortments and thus we are a work in process.  During the third and fourth quarters of Fiscal 2009 we executed an extensive study of our customer and assortments at LANE BRYANT and FASHION BUG, respectively.  We have made progress on how we are positioning our Spring and Summer 2010 assortments.

In addition, at FASHION BUG we analyzed our real estate holdings in the fourth quarter of Fiscal 2009 and, based on the insights that we gained from the study, as well as other studies of our product assortments and business generally, we plan to execute the following steps in Fiscal 2010:

●
Add juniors merchandise back into approximately 280 FASHION BUG stores in the back-to-school timeframe to provide needed assortment choices to our customers in non-metropolitan markets.  We will also be putting junior plus assortments in approximately 50 stores.

●	In FASHION BUG stores with excess square footage, we plan to implement the following to better serve our customer and improve our FASHION BUG store economics:

○	Add extended assortments, such as footwear, intimates, and our plus-only Essentials assortment.

○
Test approximately 25 of our larger FASHION BUG stores in various scenarios, including carrying merchandise from our FASHION BUG and/or LANE BRYANT and/or CATHERINES brands, as well as conversion of a portion of the square footage to those concepts.

○	Close approximately 100-120 under-performing stores during Fiscal 2010 as announced in the fourth quarter of Fiscal 2009.

Results of Operations

Consolidated net sales for Fiscal 2009 decreased 17% as compared to Fiscal 2008 due primarily to a 13% decrease in comparable store sales.  Our sales decline reflected both positive and negative elements: on the positive side it reflected our focus on profitable revenue; on the negative side it reflected assortments that were not yet where we want them to be.  The sales decline reflected (1) lower traffic across our brands; (2) substantial declines in the amount of markdown sales without requisite increases in non-markdown business; (3) a sub-optimal bottoms program at LANE BRYANT and FASHION BUG; and (4) a core assortment that did not deliver on our customer’s need for fashion basics positioned with entry price points in the context of both the substantial reductions in markdowns available to customers in our stores and today’s value-conscious customer.

Reflecting our focus on profitable revenue and adjusted earnings before income taxes, depreciation, and amortization (“adjusted EBITDA”), our gross margin increased 320 basis points as compared to the prior-year period, and we controlled expenses, which together allowed us to mitigate the impact of our volume declines on the bottom line.  As we move into Fiscal 2010 we will continue with our culture of driving profitable revenue while we address our assortment weakness as noted above.  Our inventory increased approximately 1% on a comparable-store basis as compared to the end of Fiscal 2008.

We believe we can be more intensively customer-focused and can improve our store traffic conversion rates and sales by providing the customer with more balanced assortments with a stronger focus on our core merchandise while also addressing the fashion needs of our customers.  We know through recent customer research that size and fit are the leading priority for our customer.  We are working to leverage and improve our fit expertise and sizing approach to strengthen our overall merchandise programs.

Our occupancy and buying expenses increased as a percent of sales for Fiscal 2009 as a result of negative leverage from the decrease in net sales.  However, total expense dollars decreased as a result of the operation of fewer stores and occupancy reductions secured from landlords.  Our selling, general, and administrative expenses also increased slightly as a percentage of sales but decreased in total expense dollars for Fiscal 2009 as compared to the prior-year period as a result of our expense reduction initiatives and the closing of under-performing stores.

Our consolidated results of operations for Fiscal 2009 continued to reflect a difficult retail environment, with disappointing comparable store sales.  However, improvements in gross margins in our retail stores segment and reductions in occupancy and buying expenses, selling, general, and administrative expenses, and impairment charges improved operating results as compared to the prior-year period.  Our loss from operations was $87.5 million for Fiscal 2009, a $91.3 million improvement from our loss from operations of $178.8 million for the comparable prior-year period.

Financial Position

Our balance sheet remained strong, with ample liquidity.  We had $186.8 million of cash and available-for-sale securities as of the end of Fiscal 2009 as compared to $100.2 million as of the end of Fiscal 2008.  We continued to generate positive operating cash flow and ended the year with no borrowings against our $225.0 million committed revolving credit facility.  As of January 30, 2010 our available borrowing capacity under the facility was $191.4 million.

Our liquidity allowed us to opportunistically repurchase $85.4 million principal amount of our 1.125% Senior Convertible Notes at a 41% discount from par value during Fiscal 2009.  Additionally, during Fiscal 2009 we received a Federal income tax refund in the amount of $27.7 million related to a carryback of net operating losses.

During Fiscal 2009 we completed the sale of our proprietary credit card receivables programs (see “FINANCIAL CONDITION; Financing; Off-Balance-Sheet Financing” below).  In addition to partnering with one of the country’s premier credit card providers, the expected benefits of this transaction include the following:

●	It allows us to further focus on our core business;

●	It eliminates the financing risk associated with our proprietary credit card receivables programs and the credit risk of the underlying credit card portfolio;

●	The net cash proceeds to us of $136.6 million has strengthened our liquidity and financial flexibility; and

●	We will receive ongoing payments from Alliance Data based on credit sales generated by our private-label credit card portfolio.

Management Initiatives

We continue to execute on the following key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) employee empowerment with accountability.  Our management initiatives are designed to reinforce and support the execution of our key priorities.  Our key initiatives are as follows:

●
We are working to improve our marketing to insure a balance between marketing to our current customers and to inactive and new customers.  We believe we can better succeed by focusing on the basics of efficiently driving traffic both to our stores and online, and by focusing on increasing the conversion rate for customers in our stores and on our websites.

●
We are focused on assortments planning and selling outfits.  We believe we can better succeed by improving our buying and in-store merchandising of appropriate assortments of bottoms, tops, accessories, intimates, and related products.  We believe we can improve our store traffic and conversion rates by providing the customer with a more balanced assortment with a stronger focus on our core merchandise while also addressing the fashion needs of our customers.  We know through customer research that size and fit are the leading priority for our customer.  We are working to leverage and improve our fit expertise and sizing approach to strengthen our overall merchandise programs.

●
We are working to increase our internally designed and developed products and we are transforming each of our core brands into more distinct brands.  During the third quarter of Fiscal 2009 we added global sourcing talent at each of our brands to assist in this process and to better leverage our scale in order to deliver more efficient cost of goods expense.

●
We are focused on increasing our e-commerce penetration across all of our brands.  We redesigned each of our core brands’ websites and successfully converted our core brands to a new e-commerce technology platform during the third quarter of Fiscal 2009.  In February 2010 we announced the debut of a universal shopping cart linking four of our e-commerce websites: lanebryant.com, cacique.com, fashionbug.com, and catherines.com.  Through this universal shopping cart we began offering free shipping for customers who choose to pick up their merchandise at any of our more than 2,100 store locations and a flat $7 shipping rate for shipments to customers’ homes.  Our objective is to provide an improved on-line customer experience that will result in increased website traffic and sales conversion rates.

●
We are committed to adopting a multi-channel mindset.  We will encourage and make it easy for our customer to shop in three convenient ways – in our stores, online, and via telephone.  We will also be multi-vehicle in our communications with both existing and new customers, whether via direct mail, email, online, or in our stores.

Consistent with our ongoing initiatives to reduce selling, general, and administrative expenses and capital expenditures to improve cash flow, we continue to analyze our store portfolio to identify under-performing stores for closure.  Accordingly, in the Fiscal 2009 Fourth Quarter, we announced a new program for the closing of approximately 100-120 under-performing stores in Fiscal 2010.  We estimate the costs to execute the store closing program to be approximately $7 to $9 million, which primarily relate to lease termination charges.  As of January 30, 2010 we have closed 8 stores and recognized $749 thousand in lease termination charges under this program.

The changes we have made to our core retail brands, including new floor-set and merchandise strategies, will take time to mature and for our customer to become accustomed to and embrace.  Compared to the prior year, we reduced overall inventory levels, enjoyed better sell-through generally, and, as a result, reduced the magnitude of markdown inventory, thereby improving our gross margin and the profitability of our sales.  We will continue to maintain appropriate inventory levels while focusing on presenting a more balanced and compelling assortment of merchandise and we will continue to proactively control our operating expenses.

The following discussion of our results of operations, liquidity, and capital resources is based on our continuing operations, and excludes the impact of our discontinued operations (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

RESULTS OF OPERATIONS

Financial Summary

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

				Percentage Increase
				(Decrease)
	Percentage of Net Sales(1)			From Prior Year
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal
	2009	2008	2007	2009-2008		2008-2007

Net sales	100.0%	100.0%	100.0%	(16.6)%		(9.1)%
Cost of goods sold	50.4	53.6	52.2	(21.6)		(6.5)
Gross profit	49.6	46.4	47.8	(10.8)		(11.9)
Occupancy and buying expenses	18.9	17.3	16.2	(8.8)		(3.1)
Selling, general, and administrative expenses	28.2	27.9	26.4	(15.5)		(3.8)
Depreciation and amortization	3.7	3.8	3.5	(18.6)		(0.8)
Sale of proprietary credit card receivables programs	0.7	–	–	**		–
Impairment of store assets, goodwill, and trademarks	0.8	3.3	1.0	(80.7)		199.7
Restructuring and other charges	1.5	1.3	0.2	(4.3)		521.6
Income/(loss) from operations	(4.2)	(7.2)	0.6	(51.0	)(2)	**
Other income	0.0	0.2	0.3	(81.2)		(49.6)
Gain on repurchase of 1/125% Senior Convertible Notes	0.7	–	–	**		–
Interest expense	0.9	0.8	0.7	(3.4)		7.8
Income tax provision/(benefit)	(0.7)	(0.5)	0.4	0.6	(3)	**
Loss from continuing operations	(3.8)	(7.3)	(0.2)	(56.8	)(2)	**
Loss from discontinued operations, net of taxes	–	(3.0)	(3.1)	–		(11.9)
Net loss	(3.8)	(10.3)	(3.2)	(69.5	)(2)	(189.1)

(1) Results may not add due to rounding.

(2) Decrease in loss.

(3) Increase in income tax benefit.

** Results not meaningful.

 The following table shows additional information related to changes in our net sales:

	Year Ended		Year Ended
	January 30, 2010		January 31, 2009
	Fiscal	Fourth	Fiscal	Fourth
	Year	Quarter	Year	Quarter

Retail Stores segment
Decrease in comparable store sales:(1)
Consolidated retail stores	(13)%	(12)%	(12)%	(15)%
LANE BRYANT(3)	(15)	(15)	(12)	(17)
FASHION BUG	(14)	(8)	(11)	(14)
CATHERINES	(7)	(6)	(13)	(11)

Sales from new stores as a percentage of total
consolidated prior-period net sales:(2)
LANE BRYANT(3)	1	0	4	3
FASHION BUG	0	0	1	0
CATHERINES	0	0	0	0
Other retail stores(4)	0	0	0	0

Prior-period sales from closed stores as a percentage
of total consolidated prior-period net sales:
LANE BRYANT(3)	(2)	(2)	(3)	(3)
FASHION BUG	(2)	(2)	(2)	(2)
CATHERINES	0	0	0	0

Decrease in Retail Stores segment sales	(16)	(14)	(11)	(16)

Direct-to-Consumer segment
Increase/(decrease) in Direct-to-Consumer segment sales(5)	(30)	(16)	39	1

Decrease in consolidated total net sales	(17)	(15)	(9)	(14)
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

(3) Includes LANE BRYANT OUTLET stores.

(4) Includes PETITE SOPHISTICATE stores, which were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which were closed in the fourth quarter of Fiscal 2009.

 (5)  Primarily due to LANE BRYANT WOMAN catalog, which began operations in the fourth quarter of Fiscal 2007. During the third quarter of Fiscal 2008 we decided to discontinue the LANE BRYANT WOMAN catalog, which we completed during the second quarter of Fiscal 2009.

EBITDA and Adjusted EBITDA

We define EBITDA as income/(loss) from continuing operations before (i) income taxes; (ii) net interest expense/other income; and (iii) depreciation and amortization, except for amortization of stock-based compensation, which is a component of selling, general, and administrative expenses.  We define adjusted EBITDA as EBITDA before certain recurring items, such as (i) gain on repurchases of 1.125% Senior Convertible Notes; (ii) restructuring and other charges; (iii) impairment of store assets, goodwill, and trademarks; and (iv) sale of proprietary credit card receivables programs.  EBITDA and Adjusted EBITDA are not defined under Generally Accepted Accounting Principles (“GAAP”) and our computation may not be comparable to similar measures reported by other companies.

We believe that adjusted EBITDA, along with other measures, provides a useful pre-tax measure of our ongoing operating performance and our ability to meet debt service and capital requirements on a comparable basis excluding the impact of certain items and capital-related non-cash charges.  We use adjusted EBITDA to monitor and evaluate the performance of our business operations and we believe that it enhances our investors’ ability to analyze trends in our business, compare our performance to other companies in our industry, and evaluate our ability to service our debt and capital needs.  In addition, we will use adjusted EBITDA as a component of our compensation programs.

Although adjusted EBITDA provides useful information on an operating cash flow basis, it is a limited measure in that it excludes the impact of cash requirements for interest expense, income taxes, capital expenditures, and certain other items requiring cash outlays.  Therefore, adjusted EBITDA should be used as a supplement to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.

The tables on the following pages show details of our consolidated net sales and a reconciliation of our loss from continuing operations to EBITDA and adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA

				Other	Total
	Lane	Fashion		Retail	Retail
(In millions)	Bryant(1)	Bug	Catherines	Stores(2)	Stores

Year ended January 30, 2010
Net sales	$945.8	$692.1	$293.0	$16.7	$1,947.6

Loss from continuing operations	61.5	(6.4)	11.7	(0.6)	66.2
Income tax benefit	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	36.4	13.9	7.9	0.1	58.3
EBITDA	97.9	7.5	19.6	(0.5)	124.5

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Sale of proprietary credit card receivables programs	–	–	–	–	–
Adjusted EBITDA	$97.9	$7.5	$19.6	$(0.5)	$124.5
Adjusted EBITDA as a % of net sales	10.4%	1.1%	6.7%	(3.0)%	6.4%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $116.1 and adjusted EBITDA of $18.3.

 (2)  Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the fourth quarter of Fiscal 2009.

	Direct-to-	Corporate
(In millions)	Consumer(1)	And Other	Consolidated

Year ended January 30, 2010
Net sales	$116.6	$0.4 (2)	$2,064.6

Loss from continuing operations	2.8	(147.0)	(78.0)
Income tax benefit	–	(13.5)	(13.5)
Net interest expense/other income	–	18.0	18.0
Depreciation and amortization	1.2	16.8	76.3
EBITDA	4.0	(125.7)	2.8

Gain on repurchases of 1.125% Senior Convertible Notes	–	(14.0)	(14.0)
Restructuring and other charges	–	31.7	31.7
Impairment of store assets, goodwill, and trademarks	–	15.8	15.8
Sale of proprietary credit card receivables programs	–	14.2	14.2
Adjusted EBITDA	$4.0	$ (78.0)	$50.5
Adjusted EBITDA as a % of net sales	3.4%	– (3)	2.4%
____________________
 (1)  Includes FIGI’S, with net sales of $105.3 and adjusted EBITDA of $8.7. Also includes net sales of $11.3 and adjusted EBITDA of $(4.7) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the second quarter of Fiscal 2009.

(2) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

(3) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	Lane	Fashion		Retail	Retail
(In millions)	Bryant(1)	Bug	Catherines	Stores(2)	Stores

Year ended January 31, 2009
Net sales	$1,113.6	$855.4	$312.7	$24.4	$2,306.1

Loss from continuing operations	66.3	(3.8)	12.3	(1.6)	73.2
Income tax benefit	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	38.4	20.7	7.2	0.0	66.3
EBITDA	104.7	16.9	19.5	(1.6)	139.5

Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Adjusted EBITDA	$104.7	$16.9	$19.5	$(1.6)	$139.5
Adjusted EBITDA as a % of net sales	9.4%	2.0%	6.2%	(6.6)%	6.0%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $115.1 and adjusted EBITDA of $17.3.

 (2)  Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the fourth quarter of Fiscal 2009.

	Direct-to-	Corporate
(In millions)	Consumer(1)	And Other	Consolidated

Year ended January 31, 2009
Net sales	$167.5	$1.3 (2)	$2,474.9

Loss from continuing operations	(12.1)	(241.5)	(180.4)
Income tax benefit	–	(13.5)	(13.5)
Net interest expense/other income	–	15.0	15.0
Depreciation and amortization	1.5	25.9	93.7
EBITDA	(10.6)	(214.1)	(85.2)

Restructuring and other charges	–	33.2	33.2
Impairment of store assets, goodwill, and trademarks	–	81.5	81.5
Adjusted EBITDA	$(10.6)	$(99.4)	$29.5
Adjusted EBITDA as a % of net sales	(6.3)%	– (3)	1.2%
____________________
(1) Includes FIGI’S, with net sales of $108.7 and adjusted EBITDA of $6.5.

(2) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

(3) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	Lane	Fashion		Retail	Retail
(In millions)	Bryant(1)	Bug	Catherines	Stores(2)	Stores

Year ended February 2, 2008
Net sales	$1,232.3	$994.3	$353.2	$21.1	$2,600.9

Loss from continuing operations	93.9	61.7	39.2	(2.3)	192.5
Income tax benefit	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	37.9	21.7	11.3	0.1	71.0
EBITDA	131.8	83.4	50.5	(2.2)	263.5

Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Adjusted EBITDA	$131.8	$83.4	$50.5	$(2.2)	$263.5
Adjusted EBITDA as a % of net sales	10.7%	8.4%	14.3%	(10.4)%	10.1%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $106.5 and adjusted EBITDA of $13.4.

 (2)  Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the fourth quarter of Fiscal 2009.

	Direct-to-	Corporate
(In millions)	Consumer(1)	And Other	Consolidated

Year ended February 2, 2008
Net sales	$120.6	$1.0 (2)	$2,722.5

Loss from continuing operations	(1.1)	(195.6)	(4.2)
Income tax benefit	–	11.2	11.2
Net interest expense/other income	–	9.3	9.3
Depreciation and amortization	1.4	22.1	94.5
EBITDA	0.3	(153.0)	110.8

Restructuring and other charges	–	5.3	5.3
Impairment of store assets, goodwill, and trademarks	–	27.2	27.2
Adjusted EBITDA	$0.3	$(120.5)	$143.3
Adjusted EBITDA as a % of net sales	0.3%	– (3)	5.3%
____________________
(1) Includes FIGI’S, with net sales of $106.1 and adjusted EBITDA of $7.2.

(2) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

(3) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	Lane	Fashion		Retail	Retail
(In millions)	Bryant(1)	Bug	Catherines	Stores(2)	Stores

Thirteen weeks ended January 30, 2010
Net sales	$226.9	$161.2	$65.6	$3.5	$457.2

Loss from continuing operations	(2.9)	(21.6)	(5.2)	(0.6)	(30.3)
Income tax benefit	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	9.6	3.6	2.0	0.0	15.2
EBITDA	6.7	(18.0)	(3.2)	(0.6)	(15.1)

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Sale of proprietary credit card receivables programs	–	–	–	–	–
Adjusted EBITDA	$6.7	$(18.0)	$(3.2)	$(0.6)	$(15.1)
Adjusted EBITDA as a % of net sales	3.0%	(11.2)%	(4.9)%	(17.1)%	(3.3)%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $26.7 and adjusted EBITDA of $2.0.

 (2)  Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the fourth quarter of Fiscal 2009.

	Direct-to-	Corporate
(In millions)	Consumer(1)	And Other	Consolidated

Thirteen weeks ended January 30, 2010
Net sales	$81.4	$0.4	$539.0

Loss from continuing operations	16.1	(13.8)	(28.0)
Income tax benefit	–	(23.9)	(23.9)
Net interest expense/other income	–	4.3	4.3
Depreciation and amortization	0.3	3.3	18.8
EBITDA	16.4	(30.1)	(28.8)

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.2)	(1.2)
Restructuring and other charges	–	0.5	0.5
Impairment of store assets, goodwill, and trademarks	–	15.7	15.7
Sale of proprietary credit card receivables programs	–	0.9	0.9
Adjusted EBITDA	$16.4	$(14.2)	$(12.9)
Adjusted EBITDA as a % of net sales	20.1%	– (2)	(2.4)%
____________________
(1) Includes FIGI’S, with net sales of $81.4 and adjusted EBITDA of $15.8.

(2) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	Lane	Fashion		Retail	Retail
(In millions)	Bryant(1)	Bug	Catherines	Stores(2)	Stores

Thirteen weeks ended January 31, 2009
Net sales	$273.4	$186.8	$68.3	$5.5	$534.0

Loss from continuing operations	1.6	(14.3)	(1.1)	(1.2)	(15.0)
Income tax benefit	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	9.9	4.7	2.1	0.0	16.7
EBITDA	11.5	(9.6)	1.0	(1.2)	1.7

Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Adjusted EBITDA	$11.5	$(9.6)	$1.0	$(1.2)	$1.7
Adjusted EBITDA as a % of net sales	4.2%	(5.1)%	1.5%	(21.8)%	0.3%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $26.7 and adjusted EBITDA of $1.9.

 (2)  Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the fourth quarter of Fiscal 2009.

	Direct-to-	Corporate
(In millions)	Consumer(1)	And Other	Consolidated

Thirteen weeks ended January 31, 2009
Net sales	$96.8	$1.1 (2)	$631.9

Loss from continuing operations	6.1	(105.1)	(114.0)
Income tax benefit	–	1.8	1.8
Net interest expense/other income	–	3.6	3.6
Depreciation and amortization	0.5	3.9	21.1
EBITDA	6.6	(95.8)	(87.5)

Restructuring and other charges	–	8.2	8.2
Impairment of store assets, goodwill, and trademarks	–	61.3	61.3
Adjusted EBITDA	$6.6	$(26.3)	$(18.0)
Adjusted EBITDA as a % of net sales	6.8%	– (3)	(2.8)%
____________________
(1) Includes FIGI’S, with net sales of $81.8 and adjusted EBITDA of $15.4.

(2) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

(3) Not meaningful.

The following table sets forth information with respect to store activity for Fiscal 2009 and planned store activity for Fiscal 2010:

				PETITE
	LANE	FASHION		SOPHISTICATE
	BRYANT	BUG	CATHERINES	OUTLET	Total

Fiscal 2009
Stores at January 31, 2009	892	897	463	49	2,301

Stores opened	7	1	0	0	8
Stores converted(1)	0	0	5	(33)	(28)
Stores closed(2)	(39)	(97)	(8)	(16)	(160)
Net change in stores	(32)	(96)	(3)	(49)	(180)

Stores at January 30, 2010	860	801	460	0	2,121

Stores relocated during period	6	1	0	0	7

Fiscal 2010
Planned store openings	6-8	0	0	0	6-8
Planned store conversions(3)	0	0	28	0	28
Planned store closings(4)	35-40	50-60	15-20	0	100-120
Planned store relocations	4-6	1-2	0	0	5-8
____________________
  (1)  During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert a majority of the locations to CATHERINES stores in outlet locations. We completed the conversion of 5 stores during Fiscal 2009 and completed the remaining 28 conversions during February 2010.

(2) Includes 22 FASHION BUG and 10 LANE BRYANT stores closed as part of the store closing initiatives announced in February 2008, November 2008 and March 2010.

(3)  Includes 28 PETITE SOPHISTICATE OUTLET STORES converted to CATHERINES stores in outlet locations in February 2010 (see Note (1) above). Does not include 25 FASHION BUG test stores to be converted to include merchandise from our LANE BRYANT and CATHERINES brands (see “OVERVIEW” above).

(4) Includes stores to be closed under the new store closing program announced in the Fiscal 2009 Fourth Quarter.

Comparison of Fiscal 2009 to Fiscal 2008

Consolidated Results of Operations

Net Sales

Consolidated net sales for Fiscal 2009 decreased as compared to Fiscal 2008 primarily as a result of negative comparative store sales from our Retail Stores segment.  A combination of double-digit declines in store traffic levels and our efforts to reduce non-productive promotional markdowns contributed to the negative comparable store sales.  Additionally, 152 net store closings during Fiscal 2009 as a result of our efforts to close underperforming stores, conservative inventory planning, and a lack of balanced assortments in inventory between core and fashion merchandise also contributed to the decrease in net sales.

E-commerce sales from our Retail Stores segment for Fiscal 2009 increased 6.0% from Fiscal 2008 and represented 4.6% of consolidated net sales for the current-year period as compared to 3.6% of consolidated net sales for the prior-year period.

Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the second quarter of Fiscal 2009.

Gross Profit

Although consolidated net sales decreased, consolidated gross profit as a percentage of consolidated net sales increased 320 basis points in Fiscal 2009 as compared to Fiscal 2008.  The increase was primarily attributable to reduced markdown activity as a result of our efforts to tightly manage our inventories.  We were significantly more promotional during the prior-year period in order to sell-through slow-moving seasonal inventory.  Gross profit as a percentage of sales for the Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of lower catalog advertising expenses and promotional costs related to the closing of our LANE BRYANT WOMAN catalog business.

Occupancy and Buying

Consolidated occupancy and buying expenses as a percentage of consolidated net sales increased 160 basis points in Fiscal 2009 as compared to the prior-year period primarily as a result of negative leverage from the decrease in consolidated net sales.  Although occupancy and buying expenses de-leveraged as a percentage of sales, they decreased in dollar amount primarily as a result of the closing of under-performing stores and other store-related occupancy savings.  Consolidated occupancy and buying expenses for Fiscal 2008 included a gain of approximately $1.8 million from the sale of our Memphis, Tennessee distribution center.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses as a percentage of consolidated net sales increased 30 basis points in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of negative leverage from the decrease in consolidated net sales.  Although selling, general, and administrative expenses de-leveraged as a percentage of sales, they decreased in dollar amount primarily as a result of reductions in store-related expenses attributable to the closing of under-performing stores and other expense reduction initiatives.  During Fiscal 2008 we recognized $6.6 million of expenses in connection with advisory and legal fees related to a proxy contest which was settled in May 2008.

Retail Stores Segment Results of Operations

Net Sales

Net sales for our Retail Stores Segment decreased as compared to the prior-year period due to the following factors: negative comparable store sales at each of our Retail Stores brands; the closing of under-performing stores; a conscious effort to reduce inventory levels to focus on increasing the profitability of sales through the reduction of unproductive markdowns; and a lack of balanced assortments in inventory.  Some of these factors were impacted by, and a direct result of, our efforts to respond to weak consumer spending as a result of the current economic environment.

For Fiscal 2009 the Retail Stores segment experienced a decrease in the average number of transactions per store and the number of units per transaction, while average dollar sales and average unit retail per transaction increased as compared to the prior-year period, which is reflective of the decrease in store traffic, partially offset by reduced markdowns.

E-commerce sales for our Retail Stores segment for Fiscal 2009 increased 6.0% as compared to the prior-year period.  We redesigned each of our Retail Store brand’s websites as of the beginning of the third quarter of Fiscal 2009 and successfully converted to a new e-commerce technology platform to enhance our on-line customers’ experience.

The following is a discussion and analysis of net sales by brand for our Retail Stores Segment:

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of a decrease in comparable store sales and the impact of store closings.  The decrease in comparable store sales was attributable to a double-digit reduction in store traffic due to reduced consumer demand and the lack of a balanced assortment of fashion and core merchandise.  Additionally, conservative inventory planning resulted in reduced promotional sales as compared to the prior-year period.  In addition to decreases in store traffic, LANE BRYANT also experienced a decrease in units per transaction; however, average dollar sales and average unit retail per transaction improved as compared to the prior-year period.

FASHION BUG sales decreased as compared to the prior-year period primarily as a result of a decrease in comparable store sales, the impact of store closings, and the elimination of the girls and juniors departments during the current year.  Additionally, in the prior-year period FASHION BUG had significantly higher levels of promotional sales in order to sell-through slow-moving seasonal inventory.  The focus on conservative inventory levels in Fiscal 2009 resulted in reduced promotional sales as compared to the prior year period.  Compared to the prior-year period, FASHION BUG experienced double-digit declines in store traffic as well as declines in average dollar sales, units per transaction, and average unit retail per transaction.

CATHERINES sales decreased as compared to the prior-year period primarily as a result of a decrease in comparable store sales that was driven by double-digit reductions in store traffic.  In addition to a decrease in store traffic, CATHERINES also experienced decreases in units per transaction and average unit retail, while average dollar sales per transaction improved as compared to the prior-year period.

During Fiscal 2009 we recognized revenues of $19.7 million in connection with our loyalty card programs as compared to revenues of $20.9 million during Fiscal 2008.

Gross Profit

Gross profit as a percentage of net sales for the Retail Stores segment increased 200 basis points, which reflects our efforts to improve the profitability of sales through conservative inventory planning in order to reduce unproductive markdowns.  In the prior year, the Retail Stores segment experienced significantly higher levels of promotional sales in order to sell-through slow-moving seasonal inventory.

The following is a discussion and analysis of gross profit by brand for our Retail Stores Segment:

Gross profit as a percentage of net sales for LANE BRYANT improved 360 basis points as compared to the prior-year period as a result of our efforts to reduce unproductive markdowns through conservative inventory planning while increasing the initial markup of merchandise in Fiscal 2009.

Gross profit as a percentage of net sales for FASHION BUG was comparable to the prior-year period.  Primarily as a result of below-plan performance in casual tops and bottoms, including denim, FASHION BUG experienced increased promotional markdowns in the fourth quarter of Fiscal 2009 to drive store traffic and to sell-through slow-moving seasonal inventory.  Additionally, FASHION BUG recorded a markdown reserve of $4.9 million in the fourth quarter of Fiscal 2009 to properly reflect seasonal and discontinued inventory at the lower of cost or market.

Gross profit as a percentage of net sales for CATHERINES increased 230 basis points as compared to the prior-year period due to reduced promotional markdowns as a result of conservative inventory planning.  Similar to FASHION BUG, CATHERINES was more promotional in Fiscal 2009 as compared to the comparable prior-year period in order to drive store traffic and to sell-through slow-moving seasonal inventory, which partially offset the improvements achieved during the first nine-months.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales increased 130 basis points as compared to the prior-year period as a result of negative leverage from the decrease in net sales for the Retail Stores segment.  Occupancy and buying expenses as a percentage of net sales increased 190 basis points for LANE BRYANT and 160 basis points for FASHION BUG, and decreased 30 basis points for CATHERINES.  Although occupancy and buying expenses de-leveraged as a percentage of sales, total expense dollars decreased 9.8% as compared to the prior-year period at each of our Retail Store brands.  The decrease in total expense dollars was the result of the closing of under-performing stores, rent concessions negotiated with landlords, and other store expense reduction initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales for the Retail Stores segment increased 40 basis points as compared to the prior-year period primarily as a result of negative leverage from the decrease in net sales for the Retail Stores segment.  Selling, general, and administrative expenses as a percentage of net sales increased 90 basis points for LANE BRYANT, decreased 80 basis points for FASHION BUG, and increased 220 basis points for CATHERINES.  Although selling, general, and administrative expenses de-leveraged as a percentage of sales, total expense dollars decreased 14.2% as compared to the prior year period, which was primarily attributable to the closing of under-performing stores and other store expense reduction initiatives.

Direct-to-Consumer Segment Results of Operations

Net Sales

As a result of our decision in Fiscal 2008 to shut down our LANE BRYANT WOMAN catalog and related website business, which we completed in the second quarter of Fiscal 2009, the Direct-to-Consumer segment going forward will include only the results of our FIGI’S food and gifts business.  The decrease in net sales from our Direct-to-Consumer segment as compared to the prior-year period was attributable to reduced sales from the shutdown of our LANE BRYANT WOMAN catalog and related website business.  Net sales for our FIGI’S food and gifts business decreased 3.3% as compared to the prior-year period.  However, FIGI’S net sales for the fourth quarter of Fiscal 2009 were comparable to the fourth quarter of Fiscal 2008.  The FIGI’S food and gifts business recognizes a majority of its sales during the fourth quarter.

Gross Profit

Gross profit as a percentage of sales for the Direct-to-Consumer segment increased 990 basis points as compared to the prior-year period due to the impact on prior-year results of the closing of the LANE BRYANT WOMAN catalog business, which we announced in Fiscal 2008 and completed in the second quarter of Fiscal 2009.  Gross profit as a percentage of sales for the FIGI’S food and gifts business increased 350 basis points as compared to the prior-year period, which reflects improvements in merchandise margins and reductions in catalog advertising expenses as compared to the prior-year period.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for the Direct-to-Consumer segment decreased 150 basis points as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog business that was completed during the second quarter of Fiscal 2009.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of sales for our Direct-to-Consumer segment increased 160 basis points as compared to the prior-year period primarily due to negative leverage from the decrease in net sales as a result of the closing of our LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of sales decreased 10 basis points as compared to the prior-year period and decreased 18.6% in dollar amount.  The decrease is primarily a result of our efforts to close under-performing stores and to reduce the level of capital expenditures in response to the difficult economic conditions, as well as the impact of impaired asset write-offs over the last two years.

Sale of Proprietary Credit Card Receivables Programs

As a result of the sale of our proprietary credit card receivables programs on October 30, 2009, we recognized one-time net charges of $14.2 million in Fiscal 2009 (see “FINANCIAL CONDITION; Financing; Off-Balance-Sheet Financing” below).  The net charges were primarily for contract termination and transaction-related costs as well as severance and retention costs.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 17. ASSET SECURITIZATION” below for further information regarding our proprietary credit card receivables programs.

Impairment of Store Assets

Consistent with prior years, in the fourth quarter of Fiscal 2009 we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this impairment review we identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $15.7 million during Fiscal 2009 to write down the long-lived assets at these stores to their respective fair values.

In the fourth quarter of Fiscal 2009 we also performed a review of our goodwill and other intangible assets with indefinite lives for possible impairment.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the fourth quarter of Fiscal 2009.

As a result of the impact of the economic environment on our operating results during Fiscal 2008, during the third quarter of Fiscal 2008 we identified 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During the fourth quarter of Fiscal 2008, with the continued deterioration in the economic environment and our operating results, we identified 152 additional stores with asset carrying values in excess of their respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate non-cash impairment charge of $36.8 million during Fiscal 2008 to write down the long-lived assets at these stores to their respective fair values (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below).

As a result of the significant decrease in the market value of our common stock during the third quarter of Fiscal 2008 and the impact of the economic environment on our operating results we performed a review of our goodwill and other intangible assets with indefinite lives for possible impairment in the third quarter of Fiscal 2008.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the third quarter of Fiscal 2008.

During the fourth quarter of Fiscal 2008 we performed our annual impairment test for each of our reporting units that have recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on our annual impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43.2 million related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1.5 million for such indefinite-lived intangible assets.

Restructuring and Other Charges

During Fiscal 2009 we continued to execute on our multi-year transformational initiatives.  In the fourth quarter of Fiscal 2009 we announced a new program for the closing of approximately 100-120 under-performing stores in Fiscal 2010.  We estimate the costs to execute the store closing program to be approximately $7 to $9 million, which primarily relate to lease termination charges.  As of January 30, 2010 we have closed 8 stores and recognized $0.7 million in lease termination charges under this new program.  During Fiscal 2009 we recognized the following pre-tax charges recorded as restructuring and other charges:

●
$11.1 million for lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business.  These retained facilities ceased operations by the end of the third quarter of Fiscal 2009.

●	$8.5 million for costs related to our multi-year business transformation initiatives.

●
$6.8 million for accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business and our decision to outsource the development and hosting of our new e-commerce platform.  These fixed assets were fully depreciated by the end of the third quarter of Fiscal 2009.

●
$2.1 million for lease termination costs, accelerated depreciation, and other non-cash costs related to the closure of PETITE SOPHISTICATE OUTLET stores, which we completed in the fourth quarter of Fiscal 2009.

●	$1.9 million for lease termination costs related to the closing of under-performing stores under our various store-closing initiatives.

●	$1.3 million for retention costs and accelerated depreciation for the closing of the LANE BRYANT WOMAN catalog business, which we completed during the second quarter of Fiscal 2009.

During Fiscal 2008 we recognized the following pre-tax charges recorded as restructuring and other charges:

●
$13.3 million for severance, retention, and related costs (including $9.4 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, in July 2008).

●	$10.5 million for lease termination costs, non-cash accelerated depreciation, and severance and retention related to initiatives announced during the fourth quarter of Fiscal 2008.

●	$3.4 million for accelerated depreciation and asset write-downs related to fixed assets retained from the sale of the non-core misses apparel catalog business.

●	$3.4 million for costs related to other business transformation initiatives.

●	$2.5 million for severance and non-cash accelerated depreciation for the planned shutdown of the LANE BRYANT WOMAN catalog business.

Gain on Repurchase of 1.125% Senior Convertible Notes

During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million and an aggregate unamortized discount of $20.9 million for an aggregate purchase price of $50.6 million and recognized a gain on the repurchases of $14.0 million net of unamortized issue costs.  In accordance with ASC 470-20, “Debt With Conversion and Other Options,” approximately $1.3 million of the aggregate purchase price was accounted for as a reduction of stockholders’ equity.

Income Tax Provision/(Benefit)

Our income tax benefit for Fiscal 2009 was $13.6 million on a loss from continuing operations before taxes of $91.5 million as compared to a tax benefit of $13.5 million on a loss from continuing operations before taxes of $193.8 million for Fiscal 2008.  We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the Fiscal 2009 income tax benefit was unfavorably impacted by a net non-cash provision of $13.5 million to increase the valuation allowance against our net deferred tax assets.  The income tax benefit for Fiscal 2009 was also unfavorably impacted by a net increase in our liability for unrecognized tax benefits, interest, and penalties, as well as state and foreign income taxes payable.

The income tax benefit for Fiscal 2009 was primarily the result of our ability to carry back the remaining Fiscal 2008 net operating loss (“NOL”) beyond the original two years to the preceding three years to offset taxable income in those years and record an income tax receivable.  This was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”).

The Act was signed into law on November 6, 2009 and contains a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  The Act defines an applicable NOL as a NOL that arises in a tax year either beginning or ending in 2008 or 2009.  The tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, are recognized in the interim period that includes the enactment date of the change.  As such, during the fourth quarter of Fiscal 2009 we were able to reduce the valuation allowance previously established for these NOLs and to recognize an income tax benefit of $29.5 million.

The tax benefit for Fiscal 2008 was unfavorably impacted by a non-cash provision to establish a valuation allowance against our net deferred tax assets.  During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets was limited to our available tax loss carrybacks.  Accordingly, in Fiscal 2008 we recognized a non-cash provision of $42.7 million to establish a valuation allowance against our net deferred tax assets.  The recording of a tax valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using the underlying tax net operating loss and credit carryforwards or other deferred tax assets in the future when results are profitable.  When our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7.  INCOME TAXES” below for further information.

The Fiscal 2008 tax provision was also unfavorably impacted by state and foreign income taxes payable, and the non-deductibility for income tax purposes of the impairment of goodwill.  These unfavorable impacts were partially offset by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization and the receipt of non-taxable life insurance proceeds.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the third quarter of Fiscal 2008 (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).  During Fiscal 2008 we recognized a net loss from discontinued operations of $28.2 million and a loss on disposition of the discontinued operations of $46.7 million.

Comparison of Fiscal 2008 to Fiscal 2007

Consolidated Results of Operations

Net Sales

Fiscal 2008 consolidated net sales decreased as compared to Fiscal 2007 primarily as a result of decreases in net sales from each of the brands in our Retail Stores segment driven by negative comparable store sales and the closing of 156 stores during Fiscal 2008, including 116 under-performing stores closed as part of previously announced initiatives.  These decreases were partially offset by net sales from our LANE BRYANT WOMAN catalog, launched during the latter half of Fiscal 2007, which is included in our Direct-to-Consumer segment.  During the third quarter of Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN catalog business, which we completed during the second quarter of Fiscal 2009.

Gross Profit

Consolidated gross profit as a percentage of consolidated net sales decreased 140 basis points in Fiscal 2008 as compared to Fiscal 2007.  The decrease is primarily attributable to increased promotional activity during Fiscal 2008, particularly during the second half of Fiscal 2008 to drive store traffic and to sell-through seasonal merchandise.  For the Direct-to-Consumer segment, catalog advertising expenses increased in Fiscal 2008 as compared to Fiscal 2007 primarily as a result of a full year of operations for our LANE BRYANT WOMAN catalog, which was launched in the latter half of Fiscal 2007.

Occupancy and Buying

Consolidated occupancy and buying expenses as a percentage of consolidated net sales increased 110 basis points in Fiscal 2008 as compared to Fiscal 2007, primarily as a result of negative leverage on occupancy expenses from the decrease in comparable store sales.  Although occupancy expenses as a percentage of consolidated net sales de-leveraged as compared to the prior year, occupancy expenses decreased 3.2% in dollar amount primarily as a result of the closing of under-performing stores, as well as other store-related occupancy savings.  Consolidated occupancy expenses for Fiscal 2008 included a gain on the sale of our Memphis, Tennessee distribution center of approximately $1.8 million.

Selling, General, and Administrative

Although consolidated selling, general, and administrative expenses as a percentage of consolidated net sales increased 150 basis points, primarily as a result of negative leverage on selling costs from the decrease in consolidated net sales, they decreased 3.8% in dollar amount from the prior-year period.  The decrease in expense dollars was primarily attributable to our expense reduction initiatives and the closing of under-performing stores.

During Fiscal 2008 we recognized $6.6 million of expenses in connection with advisory and legal fees related to a proxy contest which was settled in May 2008.

During Fiscal 2007 we recognized a benefit to selling expenses of approximately $6.8 million in connection with the purchase and securitization of the LANE BRYANT credit card portfolio, which was partially offset by approximately $2.1 million of expenses in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards.

Retail Stores Segment Results of Operations

Net Sales

Comparable store sales for Fiscal 2008 decreased at each of our Retail Stores brands as compared to the prior-year period as a result of continued reductions in store traffic levels and weak consumer spending that we began to experience during the latter half of Fiscal 2007.  Additionally, the closing of under-performing stores contributed to the decrease in net sales at our LANE BRYANT and FASHION BUG brands.  The average number of transactions per store decreased for each of our brands, while the average dollar sale per transaction increased for our outlet stores and LANE BRYANT stores, were flat for our FASHION BUG stores, and decreased for our CATHERINES stores.

During Fiscal 2008 we recognized revenues of $20.9 million in connection with our loyalty card programs as compared to revenues of $21.8 million during Fiscal 2007.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales decreased 60 basis points in Fiscal 2008 as compared to Fiscal 2007, with improvements at LANE BRYANT being more than offset by increased promotional activity at FASHION BUG and CATHERINES during Fiscal 2008 to drive traffic and liquidate slow-moving seasonal merchandise.  Although consolidated merchandise margins in our Retail Stores segment declined, strong management of inventory levels allowed us to minimize the extent and depth of promotional activity as compared to Fiscal 2007.  Gross profit as a percentage of net sales increased 70 basis points for LANE BRYANT, decreased 240 basis points for FASHION BUG, and decreased 190 basis points for CATHERINES.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales increased 180 basis points in Fiscal 2008 as compared to the prior-year period, primarily as a result of negative leverage from the decrease in comparable store sales.  However, expense dollars decreased 2.1% as compared to the prior-year period as a result of the closing of under-performing stores and our other expense reduction initiatives.  Occupancy and buying expenses as a percentage of net sales increased 190 basis points for LANE BRYANT, 100 basis points for FASHION BUG, and 330 basis points for CATHERINES.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales for the Retail Stores segment increased 50 basis points for LANE BRYANT, 300 basis points for FASHION BUG, and 290 basis points for CATHERINES primarily as a result of negative leverage from the decrease in comparable store sales.  However, selling, general, and administrative expense dollars for our Retail Stores segment decreased 4.6% as compared to the prior-year period, where the closing of under-performing stores and other store expense reduction initiatives, particularly at LANE BRYANT and FASHION BUG, resulted in reductions to selling expenses.

Direct-to-Consumer Segment Results of Operations

Net Sales

The increase in net sales from our Direct-to-Consumer segment was primarily attributable to sales from our LANE BRYANT WOMAN catalog and website launched in the latter half of Fiscal 2007.  Sales from our FIGI’S food and gifts business were comparable to Fiscal 2007.  As noted in the discussion of consolidated results above, during the third quarter of Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN catalog business.

Gross Profit

Gross profit as a percentage of sales for the Direct-to-Consumer segment decreased 850 basis points in Fiscal 2008 as compared to the prior-year period primarily as a result of the lack of leverage on catalog expenses from a full year of operations for our LANE BRYANT WOMAN catalog and a markdown allowance of $2.8 million related to our decision to discontinue the LANE BRYANT WOMAN catalog.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for our Direct-to-Consumer segment increased 240 basis points primarily as a result of the lack of leverage from the inclusion of a full year of expenses for our LANE BRYANT WOMAN catalog operations.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales decreased 420 basis points for our Direct-to-Consumer segment, primarily as a result of a full year of sales from our LANE BRYANT WOMAN catalog and related e-commerce website, which began operations during the latter half of Fiscal 2007.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of sales increased 30 basis points in Fiscal 2008 as compared to the prior-year period, but decreased 0.8% in dollar amount primarily as a result of our operation of fewer stores and reduced capital expenditures in Fiscal 2008 as compared to Fiscal 2007.

Impairment of Store Assets, Goodwill, and Trademarks

Due to our Fiscal 2008 operating results and the impact of the economic environment on the retail industry, during the third quarter of Fiscal 2008 we identified 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During the fourth quarter of Fiscal 2008, with the continued deterioration in the economic environment and our operating results, we identified 152 additional stores with asset carrying values in excess of their respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate non-cash impairment charge of $36.8 million to write down the long-lived assets at these stores to their respective fair values (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below).

As a result of the significant decrease in the market value of our common stock during the third quarter of Fiscal 2008 and the impact of the economic environment on our operating results we performed a review of our goodwill and other intangible assets with indefinite lives for possible impairment.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the third quarter of Fiscal 2008.

During the fourth quarter of Fiscal 2008 we performed a goodwill impairment test for each of our reporting units that have recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on that impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43.2 million related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1.5 million for such indefinite-lived intangible assets during the fourth quarter of Fiscal 2008.

During the fourth quarter of Fiscal 2007 we identified 157 under-performing stores to be closed.  As a result of the decision to close these under-performing stores, 136 of the 157 stores identified were determined to be impaired, which resulted in the recognition of a non-cash charge of $9.0 million to write down the long-lived assets at these stores to their respective fair values.

During the fourth quarter of Fiscal 2007 we performed a goodwill impairment test and determined that the carrying value of our FIGI’S goodwill exceeded its implied fair value.  Accordingly, we recognized a non-cash impairment charge of $18.2 million related to the FIGI’S goodwill.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  INTANGIBLE ASSETS AND GOODWILL” and “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

Restructuring and Other Charges

During Fiscal 2008 we completed the relocation of our CATHERINES operations in Memphis, Tennessee to our corporate headquarters in Bensalem, Pennsylvania in conjunction with the consolidation of a number of our operating functions and executed on the closing of a majority of the 150 under-performing stores as announced in Fiscal 2007.  We also began to implement additional cost-saving and streamlining initiatives announced during Fiscal 2008, which included the divestiture of our non-core misses apparel catalogs, the elimination of corporate and field positions, the identification of additional under-performing stores for closure, and discontinuation of the LANE BRYANT WOMAN catalog.

During Fiscal 2008 we recognized the following pre-tax charges recorded as restructuring and other charges:

●
$13.3 million for severance, retention, and related costs (including $9.4 million of severance costs in connection with the resignation of our former Chief Executive Officer, Dorrit J. Bern, in July 2008).

●	$10.5 million for lease termination costs, non-cash accelerated depreciation, and severance and retention related to initiatives announced during the fourth quarter of Fiscal 2007.

●	$3.4 million for accelerated depreciation and asset write-downs related to fixed assets retained from the sale of the non-core misses apparel catalog business.

●	$3.4 million for costs related to other business transformation initiatives.

●	$2.5 million for severance and non-cash accelerated depreciation for the planned shutdown of the LANE BRYANT WOMAN catalog operations.

During Fiscal 2007 we recognized pre-tax charges of $3.0 million for severance, retention, and relocation costs related to the consolidation of a number of our operating functions and $2.3 million of non-cash pre-tax charges for accelerated depreciation related to the closing of the Memphis facility.

Income Tax Provision/(Benefit)

Our income tax benefit for Fiscal 2008 was $13.5 million on a loss from continuing operations before taxes of $193.8 million as compared to a tax provision of $11.2 million on income from continuing operations before taxes and extraordinary item of $7.1 million for Fiscal 2007.  The income tax benefit for Fiscal 2008 was unfavorably impacted by a non-cash provision to establish a valuation allowance against our net deferred tax assets.

During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets was limited to our available tax loss carrybacks.  Accordingly, in Fiscal 2008 we recognized a non-cash provision of $42.7 million to establish a valuation allowance against our net deferred tax assets.  See “Comparison of Fiscal 2009 to Fiscal 2008; Income Tax Provision” above and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7.  INCOME TAXES” below for further information regarding the establishment of the valuation allowance.

The Fiscal 2008 tax provision was also unfavorably impacted by state and foreign income taxes payable, and the non-deductibility for income tax purposes of the impairment of goodwill.  These unfavorable impacts were partially offset by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization and the receipt of non-taxable life insurance proceeds.

The Fiscal 2007 tax provision was unfavorably impacted by the non-deductibility for income tax purposes of the impairment of goodwill.

Discontinued Operations

Discontinued operations consist of the results of operations of the non-core misses catalog titles operated under our Crosstown Traders brand, which were sold during the third quarter of Fiscal 2008 (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).  During Fiscal 2008 we recognized a net loss from discontinued operations of $28.2 million and a loss on disposition of the discontinued operations of $46.7 million.

Comparison of Fourth Quarter 2009 to Fourth Quarter 2008

Consolidated Results of Operations

Net Sales

Consolidated net sales for the fourth quarter of Fiscal 2009 decreased as compared to the fourth quarter of Fiscal 2008 primarily as a result of a decrease in comparable store sales that was driven by reduced store traffic.  Additionally, conservative inventory planning, a reduced store base, our efforts to reduce non-productive promotional markdowns, and a lack of balanced assortments in inventory contributed to the decrease in sales.

E-commerce sales from our Retail Stores segment for the fourth quarter of Fiscal 2009 increased 10.4% as compared to the fourth quarter of Fiscal 2008 and represented 5.2% of consolidated net sales for the current-year period as compared to 4.0% of consolidated net sales for the prior-year period.

Net sales from our Direct-to-Consumer segment for the fourth quarter of Fiscal 2009 decreased as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the second quarter of Fiscal 2009.

Gross Profit

Consolidated gross profit as a percentage of consolidated net sales increased 190 basis points in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of improvements in gross profit at our Direct-to-Consumer segment.  The improvement in gross profit for the Direct-to-Consumer segment is primarily attributable to costs related to the closing of our LANE BRYANT WOMAN catalog business in the prior-year period.  For the Retail Stores segment, LANE BRYANT experienced an increase in gross profit as a percentage of sales but decreases at FASHION BUG and CATHERINES partially offset the improvement.

Occupancy and Buying

Consolidated occupancy and buying expenses for the fourth quarter of Fiscal 2009 as a percentage of consolidated net sales were comparable to the prior-year period primarily as a result of negative leverage from the decrease in consolidated net sales.  However, consolidated occupancy and buying expense dollars decreased 15.0% as compared to the comparable prior year period primarily as a result of operating fewer stores and other store-related occupancy reduction initiatives.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses for the fourth quarter of Fiscal 2009 as a percentage of consolidated net sales increased 150 basis points as compared to the prior-year period primarily as a result of negative leverage from the decrease in consolidated net sales.  However, selling, general, and administrative expense dollars decreased 10.0% as compared to the prior-year period primarily as a result of operating fewer stores and other expense reduction initiatives.

Retail Stores Segment Results of Operations

Net Sales

Net sales for our Retail Stores Segment for the fourth quarter of Fiscal 2009 decreased as compared to the prior-year period as a result of the following factors:  negative comparable store sales at each of our Retail Stores brands, the closing of under-performing stores, and conservative inventory planning.  Additionally, sales continued to be negatively impacted by the lack of balanced assortments in inventory.

For the fourth quarter of Fiscal 2009 the Retail Stores segment experienced a decrease in the average number of transactions per store, units per transaction, and average dollar sales per transaction, while the average unit retail per transaction increased as compared to the prior-year period.

E-commerce sales from our Retail Stores segment for the fourth quarter of Fiscal 2009 increased 10.4% from Fiscal 2008 and represented 6.1% of Retail Stores segment net sales for the current-year period as compared to 4.7% of Retail Stores segment net sales for the prior-year period.

The following is a discussion and analysis of net sales by brand for our Retail Stores segment:

LANE BRYANT sales for the fourth quarter of Fiscal 2009 decreased as compared to the prior-year period primarily as a result of a decrease in comparable store sales and the impact of store closings.  The decrease in comparable store sales for LANE BRYANT was attributable to a double-digit reduction in store traffic due to reduced consumer demand and the lack of a balanced assortment of fashion and core merchandise.  Additionally, conservative inventory planning to increase the profitability of sales reduced the level of unproductive promotional sales as compared to the prior-year period.  In addition to a decrease in store traffic, LANE BRYANT experienced a decrease in units per transaction, while the average unit retail and average dollar sales per transaction increased as compared to the prior-year period.

FASHION BUG sales for the fourth quarter of Fiscal 2009 decreased as compared to the prior-year period primarily as a result of a decrease in comparable store sales, the impact of store closings, and the elimination of the girls and juniors departments during the current year.  In addition to declines in store traffic, FASHION BUG experienced a decrease in units per transaction and average dollar sales per transaction, while average unit retail per transaction improved as compared to the prior-year period.

CATHERINES sales for the fourth quarter of Fiscal 2009 decreased as compared to the prior-year period primarily as a result of a decrease in comparable store sales, which was driven by a double-digit decline in store traffic.  In addition to a decrease in store traffic, CATHERINES experienced decreases in units per transaction and average dollar sales per transaction, while the average unit retail per transaction improved as compared to the prior-year period.

During the fourth quarter of Fiscal 2009 we recognized revenues of $4.8 million in connection with our loyalty card programs as compared to revenues of $5.3 million during the fourth quarter of Fiscal 2008.

Gross Profit

Gross profit for the fourth quarter of Fiscal 2009 as a percentage of net sales for the Retail Stores segment decreased 70 basis points as compared to the prior-year period primarily as a result of higher markdown activity at our FASHION BUG and CATHERINES brands, which more than offset the improved gross profit percentage at our LANE BRYANT brand.  Gross profit as a percentage of sales decreased for FASHION BUG and CATHERINES as a result of higher promotional activity to drive store traffic and sell-through slow-moving seasonal merchandise.  Gross profit as a percentage of net sales increased 3.4% for LANE BRYANT and decreased 5.0% for FASHION BUG and 3.1% for CATHERINES.

The following is a discussion and analysis of gross profit by brand for our Retail Stores Segment:

LANE BRYANT experienced reduced levels of markdown dollars in the fourth quarter of Fiscal 2009 as compared to the prior-year period while maintaining a higher initial markup, which resulted in an increase in gross profit as a percentage of sales as compared to prior year.  The improvements were the result of conservative inventory planning to reduce the level of unproductive markdowns in the current-year period.

FASHION BUG experienced a significant reduction in markdown dollars as a percentage of sales in the fourth quarter of Fiscal 2009 as compared to the prior-year period; however, the combination of lower initial markups and higher than planned markdowns to sell-through slow-moving seasonal inventory resulted in a reduction in gross profit as a percentage of net sales as compared to the prior-year period.  Additionally, FASHION BUG recorded a markdown reserve of $4.9 million in the current-year fourth quarter to properly reflect seasonal and discontinued inventory at the lower of cost or market.

CATHERINES experienced an increase in markdown dollars as a percentage of sales in the fourth quarter of Fiscal 2009 as compared to the prior-year period as a result of efforts to drive store traffic and to sell-through slow-moving seasonal merchandise.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for the Retail Stores segment increased 90 basis points in the fourth quarter of Fiscal 2009 as compared to the prior-year period primarily as a result of negative leverage from the decrease in Retail Stores net sales.  Occupancy and buying expenses as a percentage of net sales increased 270 basis points for LANE BRYANT, decreased 10 basis points for FASHION BUG, and decreased 10 basis points for CATHERINES.  Although occupancy and buying expenses de-leveraged as a percentage of sales, total expense dollars decreased 10.5% as a result of operating fewer stores and other expense reduction initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of net sales for the Retail Stores segment increased 200 basis points in the fourth quarter of Fiscal 2009 as compared to the prior-year period primarily as a result of negative leverage from the decrease in Retail Stores net sales.  Selling, general, and administrative expenses as a percentage of net sales increased 220 basis points for LANE BRYANT, 110 basis points for FASHION BUG, and 340 basis points for CATHERINES.  Although selling, general, and administrative expense de-leveraged as a percent of sales, total dollars decreased 7.4% as compared to the prior-year period as a result of operating fewer stores and other store expense reduction initiatives.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment in the fourth quarter of Fiscal 2009 as compared to the prior-year period was primarily attributable to the closing of our LANE BRYANT WOMAN catalog business and related website which was completed during the second quarter of Fiscal 2009.

As a result of our decision in Fiscal 2008 to shutdown our LANE BRYANT WOMAN catalog and related website business, the Direct-to-Consumer segment now represents only the results of our FIGI’S food and gifts business.  Net sales from our FIGI’S business were comparable to the prior-year period.  The FIGI’S food and gifts business recognizes a majority of its sales during the fourth quarter.

Gross Profit

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased 680 basis points in the fourth quarter of Fiscal 2009 as compared to the prior-year period due primarily to markdowns in the prior year to liquidate LANE BRYANT WOMAN inventory as a result of the decision in the prior year to shut down the business.

Occupancy and Buying

Occupancy and buying expenses as a percentage of net sales for our Direct-to-Consumer segment decreased 310 basis points in the fourth quarter of Fiscal 2009 as compared to the prior-year period primarily as a result of the sale of our non-core misses apparel catalog business, which was completed in the third quarter of Fiscal 2008, and the closing of our LANE BRYANT WOMAN catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses as a percentage of sales for our Direct-to-Consumer segment decreased 350 basis points in the fourth quarter of Fiscal 2009 as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

Depreciation and amortization expense increased slightly as a percentage of sales in the fourth quarter of Fiscal 2009 as compared to the prior-year period but decreased 11.1% in dollar amount.  The decrease is primarily a result of the operation of fewer stores in the current-year period and our efforts to reduce capital spending as compared to the prior-year period, as well as the impact of impaired asset write-offs over the last two years.

Impairment of Store Assets

In the fourth quarter of Fiscal 2009 we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this impairment review, we identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $15.7 million during the fourth quarter of Fiscal 2009 to write down the long-lived assets at these stores to their respective fair values.

In the fourth quarter of Fiscal 2009 we also performed a review of our goodwill and other intangible assets with indefinite lives for possible impairment.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the Fourth Quarter of Fiscal 2009.

During the fourth quarter of Fiscal 2008 we performed a goodwill impairment test for each of our reporting units that have recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on that impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43.2 million related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1.5 million for such indefinite-lived intangible assets during the fourth quarter of Fiscal 2008.

During the fourth quarter of Fiscal 2008, with the continued deterioration in the economic environment and our operating results, we identified 152 stores with asset carrying values in excess of their respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash charge of $16.6 million to write down the long-lived assets at these stores to their respective fair values.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.

Restructuring and Other Charges

In the fourth quarter of Fiscal 2009 we announced a new program for the closing of approximately 100-120 under-performing stores in Fiscal 2010.  We estimate the costs to execute the store closing program to be approximately $7 to $9 million, which primarily relate to lease termination charges.  As of January 30, 2010 we have closed 8 stores and recognized $0.7 million in lease termination charges under this new program.

During the fourth quarter of Fiscal 2009 we recognized total net pre-tax charges of $0.5 million related to the closing of the underperforming stores, the closing and conversion of PETITE SOPHISTICATE OUTLET stores, and adjustments related to previously recognized lease termination and other non-cash charges.

During the fourth quarter of Fiscal 2008 we recognized the following pre-tax charges:

●	$2.7 million for costs related to transformational initiatives announced during the fourth quarter of Fiscal 2008.

●	$2.4 million for accelerated depreciation and asset write-downs related to fixed assets retained from the sale of the non-core misses apparel catalog business.

●	$2.0 million for severance, retention, and related costs.

●	$1.3 million for severance and non-cash accelerated depreciation for the planned shutdown of the LANE BRYANT CATALOG operations.

●	A $(0.2) million credit related to a reduction of a lease termination liability.

Gain on Repurchase of 1.125% Senior Convertible Notes

During the fourth quarter of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $16.1 million and an aggregate unamortized discount of $3.8 million for an aggregate purchase price of $11.3 million and recognized a gain on the repurchase of $1.2 million net of unamortized issue costs.  In accordance with ASC 470-20, “Debt With Conversion and Other Options,” approximately $0.3 million of the aggregate purchase price was accounted for as a reduction of stockholders’ equity.

Income Tax Provision/(Benefit)

Our income tax benefit for the fourth quarter of Fiscal 2009 was $23.9 million on a loss from continuing operations before taxes of $51.9 million as compared to a tax provision of $1.8 million on a loss from continuing operations before taxes of $112.2 million for the fourth quarter of Fiscal 2008.  We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the income tax benefit for the fourth quarter of Fiscal 2009 was primarily a result of our ability to carry back the remaining Fiscal 2008 net operating loss (“NOL”) beyond the original two years to the preceding three years to offset taxable income in those years and record an income tax receivable.  This was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”).

The Act was signed into law on November 6, 2009 and contains a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  The Act defines an applicable NOL as a NOL that arises in a tax year either beginning or ending in 2008 or 2009.  The tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, are recognized in the interim period that includes the enactment date of the change.  As such, during the fourth quarter of Fiscal 2009 we were able to reduce the valuation allowance previously established for these NOLs and to recognize an income tax benefit of $29.5 million.

The income tax benefit for the fourth quarter of Fiscal 2009 was unfavorably impacted by a net increase in our liability for unrecognized tax benefits, interest, and penalties, as well as state and foreign income taxes payable.

The income tax provision for the fourth quarter of Fiscal 2008 was unfavorably affected by a non-cash provision to establish a valuation allowance against our net deferred tax assets and the non-deductibility for income tax purposes of the impairment of goodwill.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary sources of funding for our working capital requirements are cash flow from operations, our private-label credit card receivables programs (described below), and our revolving credit facility (described below).  During Fiscal 2007 we also incurred long-term debt financing as discussed further in “Financing; Long-term Debt” and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below.  The following table highlights certain information related to our liquidity and capital resources:

	Fiscal	Fiscal	Fiscal
(Dollars in thousands)	2009	2008	2007

Cash and cash equivalents	$186,580	$93,759	$60,978
Available-for-sale securities	200	6,398	13,364
Cash provided by operating activities	114,211	49,566	159,845
Working capital	335,595	382,024	495,096
Current ratio	2.2	2.4	2.4
Long-term debt to equity ratio	36.9%	43.3%	27.4%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” below that, in accordance with generally accepted accounting principles, includes the results of both our continuing operations and our discontinued operations.

As of January 30, 2010 we held $186.8 million in cash, cash equivalents, and available-for-sale securities.  As is consistent with our industry, our cash balances are seasonal in nature.  During Fiscal 2009 we received $136.6 million from the sale of our proprietary credit card receivables programs, $3.2 million from the sale of capital assets, and $6.3 million of net proceeds from purchases and sales of available-for-sale securities.  During Fiscal 2009 we also repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $85.4 million and a carrying value of $64.4 million (net of unamortized discount) for an aggregate purchase price of $50.6 million, paid $22.7 million for investments in capital assets, repaid $7.1 million of other long-term borrowings, and paid $7.3 million of deferred financing costs related to our new revolving credit facility (see “FINANCING; Revolving Credit Facility” below).

During Fiscal 2008 we received $34.4 million from the sale of our Crosstown Traders non-core misses apparel catalog titles, $12.5 million from the sale of our Crosstown Traders credit card receivables, $4.8 million from the sale of our Memphis, Tennessee distribution center, and $7.2 million of net proceeds from purchases and sales of available-for-sale securities, which were offset by $55.8 million of investments in capital assets, $11.0 million of repurchases of our common stock, and $8.7 million of repayments of long-term borrowings.  In addition, during Fiscal 2009 we acquired approximately $6.0 million of equipment through capital lease financing.

Cash Provided by Operating Activities

Our net cash provided by operating activities increased to $114.2 million for Fiscal 2009 from $49.6 million for Fiscal 2008.  The increase was primarily a result of $85.4 million in net proceeds from the sale of our retained interests in our proprietary credit card receivable program (the remaining $51.2 million of the net proceeds from the sale was recorded as cash from investing activities).  In addition, as of the date of sale we reclassified $34.9 million of cash in Spirit of America National Bank, our wholly-owned credit card bank, that prior to the sale was held to satisfy regulatory capital and collateral requirements, from “Prepayments and other” to “Cash and cash equivalents.”  Net cash provided by operating activities also increased as a result of a Federal income tax refund of $27.7 million related to a carryback of net operating losses previously recorded as a component of “Prepayments and other” on our consolidated balance sheet and a decrease in the loss from continuing operations.  These increases were partially offset by a $9.8 million increase in our investment in inventories (net of accounts payable) as compared to the prior-year and timing differences in the recognition of various prepaids and accruals.  On a comparable-store basis, inventories increased 1% as of January 30, 2010 as compared to January 31, 2009, primarily as a result of an earlier introduction of Spring merchandise at the end of Fiscal 2009 as compared to the end of Fiscal 2008.

The $110.3 million decrease in cash provided by operating activities from Fiscal 2007 to Fiscal 2008 was primarily attributable to the increase in our net loss, which was partially offset by $12.5 million of proceeds from the sale of our Crosstown Traders credit card receivables portfolio and a reduction in our net investment in inventories.  Inventories at the end of Fiscal 2008 decreased 16% on a same-store basis as compared to the end of Fiscal 2007 as a result of the clearance of seasonal inventory and planned reductions in inventory receipts for our Spring seasonal inventory in response to continuing weak traffic levels in our retail stores.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $22.7 million in Fiscal 2009, $55.8 million in Fiscal 2008, and $137.7 million in Fiscal 2007.  Capital expenditures net of construction allowances received from landlords were $18.4 million in Fiscal 2009, $31.5 million in Fiscal 2008, and $115.2 million in Fiscal 2007.  In Fiscal 2008 we acquired $6.0 million and in Fiscal 2007 we acquired $8.0 million of distribution center, technology, and office equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 72 months and contain a bargain-purchase option.  Total investments in property, equipment, and leasehold improvements, including cash expenditures and capital lease financing, net of construction allowances were $18.4 million in Fiscal 2009, $37.5 million in Fiscal 2008, and $123.2 million in Fiscal 2007.

In response to the difficult economic environment, we significantly reduced our capital expenditures for new store development, store relocations, and corporate technology during Fiscal 2009 and Fiscal 2008.  We opened 8 new stores in Fiscal 2009 as compared to 48 new stores in Fiscal 2008 and 103 new stores in Fiscal 2007.  Approximately 54% of our Fiscal 2009 capital expenditures supported store development, including openings, relocations, and store improvements, with the remainder of the expenditures primarily for improvements to our information technology, distribution centers, and corporate infrastructure.

We anticipate that our Fiscal 2010 gross capital expenditures will be approximately $54 million before construction allowances received from landlords.  We expect to use these expenditures according to disciplined return on investment criteria for 6-8 new store openings, remodels and refurbishments, to fund fixturing for new merchandise assortments, to test brand combinations and conversions, and the implementation of information technology tools to assist in improving our business results.  See “OVERVIEW” above for further discussion of our plans for capital expenditures during Fiscal 2010.  We expect to finance these capital expenditures primarily through internally-generated funds.

Repurchases of Common Stock

In November 2007 our Board of Directors authorized a $200 million share repurchase program to make share purchases from time to time in the open market or through privately-negotiated transactions.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  During the first quarter of Fiscal 2008 we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under this program and we purchased 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We did not repurchase any shares of common stock subsequent to the first quarter of Fiscal 2008.

During the first quarter of Fiscal 2007 we used $131.1 million of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 to repurchase 10.3 million shares of our common stock.  In addition, during Fiscal 2007 we repurchased an aggregate total of 10.4 million shares of common stock for $100.0 million under a program announced in May 2007 and 3.5 million shares of common stock for $21.5 million under a prior authorization from our Board of Directors.

Our amended revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before such purchase, immediately after such repurchase, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.  See “Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” above for additional information related to our repurchases of common stock.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors.  Our amended revolving credit facility allows the payment of dividends on our common stock not to exceed $15 million in any fiscal year.  Such payments are subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before the payment of such dividends, immediately after the payment of such dividends, and on a projected pro-forma basis for 12 consecutive fiscal months thereafter.

Debt, Lease, and Purchase Commitments

As of January 30, 2010, our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our letters of credit, long-term deferred compensation plans, unrecognized tax benefits, split-dollar life insurance premiums, and purchase obligations were as follows:

	Payments Due by Period
			One to	Three	More
		Less Than	Three	To Five	than Five
(In millions)	Total	One Year	Years	Years	Years

Long-term debt, including current portion(1)	$222.4	$6.3	$15.7	$200.4	$0.0
Capital leases	11.1	3.5	6.3	1.3	0.0
Operating leases(2)	796.0	209.0	294.9	159.8	132.3
Revolving credit facility(3)	0.0	0.0	0.0	0.0	0.0
Letters of credit(3)	0.1	0.1	0.0	0.0	0.0
Stand-by letters of credit(3)	18.1	18.1	0.0	0.0	0.0
Long-term deferred compensation(4)	1.0	0.4	0.4	0.0	0.2
Unrecognized tax benefits(5)	0.7	0.7	–	–	–
Split-dollar life insurance premiums(6)	18.4	1.5	2.9	2.7	11.3
Purchase commitments(7)	354.3	354.3	0.0	0.0	0.0
Total	$1,422.1	$593.9	$320.2	$364.2	$143.8

 (1)  Amounts represent the expected cash payments (including interest) on our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts, or revolving credit facilities.

(2) Commitments under operating leases include $0.6 million payable under the LANE BRYANT master sublease with Limited Brands, Inc., which we have guaranteed.

 (3)  We currently have a $225 million revolving credit facility that expires on July 31, 2012, which provides for cash borrowings and the ability to issue up to $100 million of letters of credit. As of January 30, 2010, there were no borrowings outstanding under this facility.

 (4)  Includes our non-qualified deferred compensation plan and supplemental retirement plan. We have estimated the projected payment obligations for participant planned in-service distributions of the deferred compensation plan liability as of January 30, 2010. The above estimate excludes $14.2 million of benefit distribution obligations because the value of the obligations and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

We terminated our supplemental retirement plan as of December 31, 2008. Effective December 31, 2008 we ceased making retirement credits to the plan, the interest rate to be credited on participants’ accounts was reduced, and participants’ accounts became fully vested. Participants could elect to receive a distribution of their accounts according to a fixed distribution schedule, which extended over one to three years based on the account balance. The interest rate reduction, distribution elections, and accelerated vesting only applied to participants who were then-currently active employees.

 (5)  In accordance with ASC 740 (see “CRITICAL ACCOUNTING POLICIES; Income Taxes” above) we have recorded liabilities for unrecognized tax benefits of $29.8 million and accrued interest and penalties of $18.1 million as of January 30, 2010. These liabilities are included in “Other long-term liabilities” on our consolidated balance sheet. With the exception of $0.7 million of unrecognized tax benefits that are reasonably possible of being recognized within 12 months, we have excluded these liabilities from this table because we cannot make reasonably reliable estimates of the amounts and/or periods that we expect to pay or settle these liabilities.

(6) Amounts represent insurance premiums related to split-dollar life insurance agreements with former executive employees.

(7) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

Financing

Off-Balance-Sheet Financing

Sale of Proprietary Credit Card Receivables Programs

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  The transaction closed on October 30, 2009.  We received net cash proceeds of $136.6 million related to the transaction and recognized one-time net charges as a result of the sale of $14.2 million, primarily related to contract termination, transaction, severance, and retention costs.

The transaction consisted of the sale of our proprietary credit card portfolio, along with certain other assets and liabilities that are required to support these card programs, including our consolidated balance sheet asset “Investment in asset-backed securities.”  The components of the investment in asset-backed securities comprising the net sales proceeds were $51.2 million of outstanding trust certificates owned by Charming Shoppes Receivables Corp. (“CSRC”), $60.9 million of cash account balances in the Charming Shoppes Master Trust (the “Trust”) that had been funded by CSRC, an interest-only strip of $21.7 million, and other retained interests of $2.8 million.

Gross proceeds from the transaction were $166.6 million.  Approximately $30.0 million of the gross proceeds were used to fund the termination of contractual obligations related to the transaction as well as exit costs.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

We will receive ongoing payments from Alliance Data under the ten-year operating agreements based on credit sales generated by our private-label credit card customers.  Effective as of the closing, Alliance Data has assumed the servicing obligations for the Trust, which was renamed the World Financial Network Credit Card Trust II effective as of the date of sale.  Therefore, we will have no further obligations with respect to financing our credit card programs.  The ten-year operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

Asset Securitization Program

Prior to the sale of our proprietary credit card receivables programs, our asset securitization program primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPEs were isolated for purposes of the securitization program.  We used our asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Prior to the sale of our Crosstown Traders misses apparel catalog credit card receivables (see below) we were also using an asset securitization facility to fund the credit card receivables generated by the Crosstown Traders credit card program.

Additional information regarding our asset securitization facilities, including the sale of our proprietary credit card receivables programs, is included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 17. ASSET SECURITIZATION” below.

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

The transfer of proprietary credit card receivables under our previous asset securitization program was without recourse and we accounted for the program in accordance with ASC 860, “Transfers and Servicing.”  Under ASC 860, our benefit from the proprietary credit card receivables represented primarily the net excess spread revenues we received from monthly securitization distributions associated with the collections on managed outstanding receivables.  We recognized on an accrual basis these net excess spread revenues, which generally represented finance charge revenues in excess of securitization funding costs, net credit card charge-offs, and the securitization servicing fee.  Finance charge revenues included finance charges and fees assessed to the proprietary credit card customers.  Net credit card charge-offs represented gross monthly charge-offs on customer accounts less recoveries on accounts previously charged-off.  For purposes of calculating our net credit contribution prior to the sale of the program (see table below), we also included any collection agency costs associated with recoveries as part of the net excess spread revenues from proprietary credit card receivables.

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

The benefits from operating our proprietary credit card programs also included other revenues generated from the program.  These other net revenues included revenue from additional products and services that customers purchased with their credit cards, including debt cancellation protection, fee-based loyalty program revenues, and net commissions from third-party products that customers may buy through their credit cards.  Other proprietary credit card revenues also included interest income earned on funds invested in the credit entities.  The credit contribution was net of expenses associated with operating the program.  These expenses included the costs to originate, bill, collect, and operate the proprietary credit card programs.  Except for net fees associated with the fee-based loyalty programs that we included in net sales, we included the net credit contribution as a reduction of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.

Subsequent to the sale of the program, under the ten-year operating agreements Alliance Data offers private-label credit cards bearing our retail brand names.  We will receive ongoing payments from Alliance Data related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.  The level of ongoing payments we receive may increase or decrease as a result of changes in the performance of the private-label credit card programs or changes in the legal and regulatory requirements affecting Alliance Data in its conduct of the program.

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

Further details of our net credit contribution prior to the sale of the program are as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In millions)	2010(1)	2009	2008

Net securitization excess spread revenues	$63.7	$98.5	$79.0
Net changes to the I/O strip and servicing liability	2.5	(4.0)	6.4
Other credit card revenues, net(2)	8.8	12.3	11.2
Total proprietary credit card revenues	75.0	106.8	96.6
Less total credit card program expenses	42.3	68.3	58.5
Total credit contribution	$32.7	$38.5	$38.1

(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

(2) Excludes inter-company merchant fees between our credit entities and our retail entities.

The changes in the total credit contribution for the year ended January 30, 2010 as compared to the year ended January 31, 2009 reflect the impact of the sale of the private label credit card receivables on October 30, 2009 and the sale of  the Crosstown Traders apparel-related catalog credit card receivables in November 2008.

Managed credit card receivables outstanding were $535.9 million as of January 31, 2009 and $613.2 million as of February 2, 2008.  Average managed credit card receivables outstanding were $496.9 million for the fiscal year ended January 30, 2010 (through October 30, 2009), $579.3 million for the fiscal year ended January 31, 2009, and $427.4 million for the fiscal year ended February 2, 2008.

Subsequent to the sale of our proprietary credit card receivables programs, the revenues associated with the programs have changed.  Revenues associated with the securitization net excess spread revenues, the I/O valuation, and a portion of the other credit revenues have been replaced with the payments from Alliance Data under the ten-year operating agreements.  Payments from Alliance Data under the ten-year operating agreement are recognized as a reduction to selling, general and administrative expenses, similar to revenues associated with our priorietary credit card receivables program prior to the sale.  The majority of the expenses associated with the proprietary credit card receivables programs were eliminated.

On August 25, 2008 we announced that we had entered into an agreement to sell our misses apparel catalog credit card receivables in conjunction with the sale of the related Crosstown Traders catalog titles (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).  On December 31, 2008 we finalized the sale of the credit card receivables portfolio associated with the Crosstown Traders misses apparel catalogs to WFNNB.  The portfolio was sold for a par value of $43.5 million.  In connection with the sale we paid off and terminated a related conduit securitization facility that was dedicated to these receivables.  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds of $12.5 million.

Prior to November 1, 2007 we had an agreement under which Alliance Data provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement we exercised our option to purchase the LANE BRYANT portfolio on November 1, 2007 and assigned the right to purchase the LANE BRYANT portfolio to Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $231.0 million, it sold the receivables to Charming Shoppes Receivables Corp. (“CSRC”), which transferred the receivables to the Charming Shoppes Master Trust (the “Trust”).  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a benefit of approximately $6.8 million, which is included in selling, general, and administrative expenses for Fiscal 2007.  In addition, we recognized approximately $2.1 million of expenses in connection with the issuance of 2.4 million new LANE BRYANT proprietary credit cards.  The LANE BRYANT portfolio was included in the sale of our proprietary credit card programs to WFNNB.

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

Revolving Credit Facility

Through July 30, 2009 we had a senior secured revolving credit facility agreement that provided for a revolving credit facility with a maximum availability of $375 million, subject to certain limitations as defined in the facility agreement, which was scheduled to expire on July 28, 2010.  On July 31, 2009 we entered into an amended and restated loan and security agreement (the “amended agreement” or “amended facility”) for a $225 million senior secured revolving credit facility.  The amended agreement includes an option allowing us to increase our credit facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides  that up to $100 million of the $225 million may be used for letters of credit.  The amended facility replaces the $375 million revolving credit facility and provides for committed revolving credit availability through July 31, 2012.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8. LONG-TERM DEBT” below for further details regarding the amended facility.  There were no borrowings outstanding under the facility as of January 30, 2010.

The amended agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  As of January 30, 2010 the applicable interest rates under the amended facility were 6.00% for Base Rate loans and 3.98% for 30 day Eurodollar Rate loans.

The amended agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The amended agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the amended agreement.  Under certain conditions the maximum amount available under the amended agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the amended agreement may be accelerated.  In each month in which Excess Availability (as defined in the amended agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of January 30, 2010 the Excess Availability under the amended facility was $191.4 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

In Fiscal 2007 we issued $275.0 million in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The 1.125% Notes were issued at par, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier repurchased by us or converted.

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

During Fiscal 2009 we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $85.4 million and a carrying value (net of unamortized discount) of $64.4 million for an aggregate purchase price of $50.6 million.  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us as circumstances may allow.

See “CRITICAL ACCOUNTING POLICIES; Senior Convertible Notes” above and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 8.  LONG-TERM DEBT” below for further information related to the 1.125% Notes, including our retrospective adoption of ASC 470-20, “Debt With Conversion and Other Options,” as of February 1, 2009.

See “PART I.  Item 1A.  Risk Factors; OTHER RISKS” above for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.

In Fiscal 2007 we called for the redemption of our $149.999 million outstanding aggregate principal amount of 4.75% Senior Convertible Notes due June 1, 2012 (the “4.75% Notes”).  The holders of the 4.75% Notes had the option to convert their notes into shares of our common stock at a conversion price of $9.88 per share.  The holders of $149.956 million principal amount of the 4.75% Notes exercised their right to convert their notes into an aggregate of 15.146 million shares of our common stock and we paid $392 thousand in lieu of fractional shares.  The remaining notes were redeemed for $43 thousand.

Additional information regarding our revolving credit facility and long-term debt is included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 8.  LONG-TERM DEBT” below.

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

MARKET RISK

As a result of the sale of our proprietary credit card receivables programs on October 30, 2009, we are no longer exposed to interest-rate risk or basis risk associated with the programs.

As of January 30, 2010 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010.  In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 30, 2010.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report that appears on page 78 – 79.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010 of Charming Shoppes, Inc. and subsidiaries and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with United States generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted certain provisions of ASC 715-60, “Defined Benefit Plans – Other Postretirement,” related to endorsement split-dollar life insurance agreements effective as of February 3, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Charming Shoppes, Inc.’s and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 30, 2010

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
(In thousands, except share amounts)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$186,580	$93,759
Available-for-sale securities	200	6,398
Accounts receivable, net of allowances of $5,345 and $6,018	33,647	33,300
Investment in asset-backed securities	0	94,453
Merchandise inventories	267,525	268,142
Deferred taxes	5,897	3,439
Prepayments and other	128,053	155,430
Total current assets	621,902	654,921

Property, equipment, and leasehold improvements – at cost	1,026,815	1,076,972
Less accumulated depreciation and amortization	721,732	693,796
Net property, equipment, and leasehold improvements	305,083	383,176

Trademarks and other intangible assets	187,132	187,365
Goodwill	23,436	23,436
Other assets	24,104	28,243
Total assets	$1,161,657	$1,277,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$126,867	$99,520
Accrued expenses	153,175	166,631
Current portion – long-term debt	6,265	6,746
Total current liabilities	286,307	272,897

Deferred taxes	52,683	46,197
Other non-current liabilities	186,175	188,470
Long-term debt, net of debt discount of $42,105 and $72,913	171,558	232,722

Stockholders’ equity
Common stock $.10 par value
Authorized – 300,000,000 shares
Issued –154,234,657 shares and 153,482,368 shares	15,423	15,348
Additional paid-in capital	505,033	498,551
Treasury stock at cost – 38,571,746 shares and 38,482,213 shares	(348,241)	(347,730)
Accumulated other comprehensive income	0	5
Retained earnings	292,719	370,681
Total stockholders’ equity	464,934	536,855
Total liabilities and stockholders’ equity	$1,161,657	$1,277,141

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended
	January 30,	January 31,	February 2,
(In thousands, except per share amounts)	2010	2009	2008

Net sales	$2,064,602	$2,474,898	$2,722,462

Cost of goods sold	1,040,985	1,327,387	1,420,159
Gross profit	1,023,617	1,147,511	1,302,303

Occupancy and buying expenses	390,225	427,841	441,580
Selling, general, and administrative expenses	582,941	690,095	717,393
Depreciation and amortization	76,302	93,741	94,470
Sale of proprietary credit card receivables programs	14,237	0	0
Impairment of store assets, goodwill, and trademarks	15,741	81,498	27,197
Restructuring and other charges	31,719	33,145	5,332
Total operating expenses	1,111,165	1,326,320	1,285,972

Income/(loss) from operations	(87,548)	(178,809)	16,331
Other income	834	4,430	8,793
Gain on repurchases of 1.125% Senior Convertible Notes	13,979	0	0
Interest expense	(18,799)	(19,460)	(18,049)

Income/(loss) from continuing operations before income taxes and extraordinary item	(91,534)	(193,839)	7,075
Income tax provision/(benefit)	(13,572)	(13,488)	11,238

Loss from continuing operations before extraordinary item	(77,962)	(180,351)	(4,163)
Loss from discontinued operations, net of income tax provision/(benefit) of ($10,241) in 2007	0	(74,922)	(85,039)
Extraordinary item, net of income tax provision of $582	0	0	912

Net loss	(77,962)	(255,273)	(88,290)

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available-for-sale securities, net of income tax provision/(benefit) of $(10) in 2008 and $14 in 2007	(5)	(17)	21

Comprehensive loss	$(77,967)	$(255,290)	$(88,269)

Basic net loss per share:
Loss from continuing operations before extraordinary item	$(0.67)	$(1.57)	$(0.03)
Loss from discontinued operations, net of income taxes	0.00	(0.65)	(0.70)
Extraordinary item, net of income taxes	0.00	0.00	0.01
Net loss per share(1)	$(0.67)	$(2.23)	$(0.73)

Diluted net loss per share:
Loss from continuing operations before extraordinary item	$(0.67)	$(1.57)	$(0.03)
Loss from discontinued operations, net of income taxes	0.00	(0.65)	(0.70)
Extraordinary item, net of income taxes	0.00	0.00	0.01
Net loss per share(1)	$(0.67)	$(2.23)	$(0.73)
____________________
(1) Results may not add due to rounding.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury Stock
(Dollars in thousands)	Shares	Amount	Capital	Shares	Amount

Balance, February 3, 2007	135,762,531	$13,576	$285,159	(12,265,993)	$(84,136)
Issued to employees, net	462,724	46	163
Exercise of stock options	304,120	30	1,412
Withheld for payment of employee payroll taxes due on shares issued under employee stock plans	(105,081)	(10)	(1,183)
Issued for redemption of convertible notes	15,145,556	1,515	148,049
Sale of common stock warrants			53,955
Purchase of common stock call options			(90,475)
Equity component of 1.125% Senior Convertible Notes			91,715
Net tax effect related to equity component of 1.125% Senior Convertible Notes			482

Issuance costs related to equity component of 1.125% Senior Convertible Notes			(2,564)
Stock-based compensation expense			7,101
Tax benefit – employee stock programs			613
Purchases of treasury stock				(24,211,253)	(252,625)
Balance, February 2, 2008	151,569,850	15,157	494,427	(36,477,246)	(336,761)
Issued to employees, net	2,035,360	204	484
Exercise of stock options	232,898	23	911
Withheld for payment of employee payroll taxes due on shares issued under employee stock plans	(355,740)	(36)	(1,420)
Stock-based compensation expense			5,576
Write-down of deferred taxes – employee stock programs			(1,427)
Purchases of treasury stock				(2,004,967)	(10,969)
Balance, January 31, 2009	153,482,368	15,348	498,551	(38,482,213)	(347,730)
Issued to employees, net	841,703	84	576
Exercise of stock options	20,482	2	43
Withheld for payment of employee payroll taxes due on shares issued under employee stock plans	(109,896)	(11)	(210)
Stock-based compensation expense			6,844
Net settlements of hedges on convertible notes			485	(89,533)	(511)
Equity component of repurchases of 1.125% Senior Convertible Notes			(1,256)	_________	________
Balance, January 30, 2010	154,234,657	$15,423	$505,033	(38,571,746)	$(348,241)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

	Accumulated
	Other
	Comprehensive	Retained
	Income	Earnings

Balance, February 3, 2007	$1	$732,938
Cumulative effect of adoption of ASC 740-10 (FIN No. 48)		(4,998)
Unrealized gains, net of income taxes of $(14)	21
Net loss		(88,290)
Balance, February 2, 2008	22	639,650
Cumulative effect of adoption of ASC 715-60 (EITF Issue 06-4)		(13,696)
Unrealized losses, net of income taxes of $10	(17)
Net loss		(255,273)
Balance, January 31, 2009	5	370,681
Unrealized losses	(5)
Net loss		(77,962)
Balance, January 30, 2010	$0	$292,719

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Operating activities
Net loss	$(77,962)	$(255,273)	$(88,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,922	94,852	96,976
Stock-based compensation	6,844	5,576	7,101
Sale of proprietary credit card receivables programs	14,237	0	0
Accretion of discount on 1.125% Senior Convertible Notes	9,885	11,032	7,770
Deferred income taxes	4,031	14,116	(7,553)
Gain on repurchases of 1.125% Senior Convertible Notes	(13,979)	0	0
Write-down of capital assets	8,624	6,105	11,325
Net loss/(gain) from disposition of capital assets	(380)	(559)	2,147
Net loss/(gain) from securitization activities	(2,465)	3,969	(6,445)
Loss on disposition of discontinued operations	0	46,736	0
Impairment of store assets, goodwill, and trademarks	15,741	81,498	98,219
Write-down of deferred taxes related to stock-based compensation	0	(1,427)	0
Excess tax benefits related to stock-based compensation	0	0	(613)
Extraordinary item, net of income taxes	0	0	(912)
Changes in operating assets and liabilities:
Accounts receivable, net	(347)	235	(169)
Merchandise inventories	617	72,530	37,906
Accounts payable	27,347	(34,733)	(38,076)
Prepayments and other	(10,577)	13,655	(514)
Accrued expenses and other	(30,724)	(21,201)	40,973
Proceeds from sale of retained interests in proprietary credit card receivables	85,397	0	0
Proceeds from sale of Crosstown Traders credit card receivables portfolio	0	12,455	0
Purchase of Lane Bryant credit card receivables portfolio	0	0	(230,975)
Securitization of Lane Bryant credit card receivables portfolio	0	0	230,975
Net cash provided by operating activities	114,211	49,566	159,845

Investing activities
Investment in capital assets	(22,650)	(55,800)	(137,709)
Proceeds from sale of certificates related to proprietary credit card receivables	51,250	0	0
Proceeds from sales of capital assets	3,178	4,813	0
Gross purchases of securities	(2,448)	(3,143)	(84,665)
Proceeds from sales of securities	8,788	10,367	22,335
Net proceeds from sale of discontinued operations	0	34,440	0
Proceeds from eminent domain settlement, net of taxes	0	0	912
Decrease/(increase) in other assets	5,063	11,099	(11,502)
Net cash provided/(used) by investing activities	43,181	1,776	(210,629)

Financing activities
Repurchases of 1.125% Senior Convertible Notes	(50,633)	0	0
Repayments of long-term borrowings	(7,088)	(8,682)	(11,814)
Proceeds from long-term borrowings	0	108	1,316
Payments of deferred financing costs	(7,308)	(48)	(7,640)
Net payments for settlements of hedges on convertible notes	(26)	0	0
Proceeds from issuance of senior convertible notes	0	0	275,000
Excess tax benefits related to stock-based compensation	0	0	613
Purchase of hedges on senior convertible notes	0	0	(90,475)
Sale of common stock warrants	0	0	53,955
Purchases of treasury stock	0	(10,969)	(252,625)
Net proceeds from shares issued under employee stock plans	484	166	458
Net cash used by financing activities	(64,571)	(19,425)	(31,212)

Increase/(decrease) in cash and cash equivalents	92,821	31,917	(81,996)
Cash and cash equivalents, beginning of year	93,759	61,842	143,838
Cash and cash equivalents, end of year	$186,580	$93,759	$61,842

(Continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Non-cash financing and investing activities
Common stock issued on conversion of debentures	$0	$0	$149,564
Assets acquired through capital leases	$0	$5,959	$8,047

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009 the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the official single source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (see “Impact of Recent Accounting Pronouncements” below).  Information in the ASC is organized numerically in descending order by topic, subtopic, section, and subsection.  References to the ASC shown in these footnotes are abbreviated as “ASC” followed by the specific topic, subtopic, section, or subsection where the relevant literature is contained.  Updates to the ASC are published by the FASB as Accounting Standards Updates (“ASU”) and are separately identified by a number that consists of the year of issuance followed by a 2-digit sequential number (e.g. ASU 2010-01, ASU 2010-02, etc.).

Fiscal Year

We have a 52 – 53 week fiscal year ending on the Saturday nearest to January 31.  A 52-week fiscal year consists of four 13-week quarters and a 53-week period consists of three 13 -week quarters and a 14-week fourth quarter.  As used herein, the terms “Fiscal 2009,” “Fiscal 2008,” and “Fiscal 2007,” refer to our fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008.  The term “Fiscal 2010” refers to our fiscal year which will end on January 29, 2011 and the term “Fiscal 2011” refers to our fiscal year which will end on January 28, 2012.

Business

We operate retail specialty stores located throughout the continental United States and related websites that merchandise plus-size and misses sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices.  We also conduct a direct marketing operation that merchandises food and specialty gifts throughout the continental United States through our FIGI’S® Gifts in Good Taste (“FIGI’S”) catalog and related website.  During Fiscal 2009 we discontinued our LANE BRYANT WOMAN catalog.

During Fiscal 2008 we began to explore strategic alternatives for our Crosstown Traders non-core misses apparel catalog titles in order to provide a greater focus on our core brands and enhance shareholder value.  We completed the sale of the Crosstown Traders apparel catalog operations in September 2008 and accounted for the operations of the Crosstown Traders apparel catalogs as discontinued operations (see “NOTE 2.  DISCONTINUED OPERATIONS” below).  Except as otherwise indicated, the financial information included in these Notes to Consolidated Financial Statements reflects only the results of our continuing operations.

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
YEAR ENDED JANUARY 30, 2010
(Continued)

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

The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT (including LANE BRYANT OUTLET), FASHION BUG, and CATHERINES PLUS SIZES brands, as well as our PETITE SOPHISTICATE OUTLET brand, which was discontinued during Fiscal 2009.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related e-commerce sales under our FIGI’S® title, as well as our LANE BRYANT WOMAN® title, which was discontinued during Fiscal 2009.  Our foreign sourcing operations do not constitute a material geographic segment.  See “NOTE 19.  SEGMENT REPORTING” below for further information regarding our operations by business segment.

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing.  There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2010 to January 30, 2010 that would have a material effect on our financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires that our management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

During Fiscal 2009 we modified the presentation of our consolidated statements of operations and comprehensive income to provide additional details of our operating expenses.  The modifications consisted primarily of separate disclosure of cost of goods sold and occupancy and buying expenses, and the reclassification of depreciation and amortization from occupancy, buying, selling, general, and administrative expenses to a separate line within operating expenses.  Comparative prior-year periods have been reclassified to conform to the current presentation.

Cash Equivalents

We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates market value.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
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

Accounts Receivable

Our FIGI’S food and gifts business offers credit to its customers using interest-free, three-payment credit terms over three months, with the first payment due on a defined date 30 to 60 days after a stated holiday.  A substantial portion of the FIGI’S business is conducted during the December holiday season.  We evaluate the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, past history of recoveries, and expectations of future performance.

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

Our deferred cash received from vendors are as follows:
	January 30,	January 31,
(In thousands)	2010	2009

Deferred cash received from vendors, included in inventory	$6,209	$6,409

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

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

Deferred and Non-Deferred Advertising Costs

With the exception of direct-response advertising, we expense advertising costs when the related advertising takes place.  We capitalize all direct costs incurred in the development, production, and circulation of our direct-mail catalogs until the related catalog is mailed.  These capitalized costs are amortized as a component of cost of goods sold over the expected sales realization cycle of the catalog, which is generally within one to six months.  Beginning in Fiscal 2009, advertising costs are net of restricted and unrestricted marketing expense reimbursements we receive under our ten-year operating agreements related to the sale of our proprietary credit card receivables programs (see “NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below).

Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based primarily on our historical sales and sell-through experience with similar catalog merchandise offerings, our understanding of then-prevailing merchandise trends and influences, our assessment of prevailing economic conditions, and various competitive factors, as well as on other possible factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate, and adjust our amortization accordingly.

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Advertising costs charged to expense	$66,533	$87,139	$97,237

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

We evaluate the recoverability of our long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment.”  We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and future estimated results when evaluating an asset for potential impairment, and we compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows and is a “Level 3” fair value measurement (see “NOTE 20. FAIR VALUE MEASUREMENTS” below).  The estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, and they may change as new events occur or as additional information is obtained.

See “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further details regarding the recognition of impairment losses related to our long-lived assets.

Lease Accounting

We lease substantially all of our store properties as well as certain of our other facilities and account for our leases in accordance with ASC 840, "Leases."  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other.”  We own trademarks, tradenames, and internet domain names that we obtained primarily from our acquisition of LANE BRYANT.  We also own trademarks, tradenames, internet domain names, and customer relationships for our FIGI’S catalog and related website.  In addition, we previously owned such assets in connection with our acquisition of Crosstown Traders (see “NOTE 2.  DISCONTINUED OPERATIONS” below).  The values of these intangible assets were determined by management with the assistance of an independent appraiser using a discounted cash flow method, based on the estimated future benefits to be received from the assets.  We allocated the excess of the cost of the acquisitions over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill.  In accordance with the provisions of ASC 350, we are not amortizing goodwill.  We amortize separate intangible assets that are not deemed to have an indefinite life on a straight-line basis over their useful lives.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Our LANE BRYANT, FIGI’S, and other trademarks, tradenames, and internet domain names are well-recognized in the marketplace, and we expect to renew and protect these assets indefinitely.  Therefore, we are not amortizing the appraised value of these trademarks, tradenames, and internet domain names.  We periodically review these assets for indicators of a limited useful life.  The customer relationships for our FIGI’S business have been amortized on a straight-line basis over their estimated useful life of four years and were fully amortized as of the end of Fiscal 2009.

We test our goodwill and our indefinite-lived intangible assets for impairment at least annually or more frequently if there is an indication of possible impairment in accordance with the provisions of ASC 350-20-35, “Goodwill; Subsequent Measurement.”  We perform our annual impairment analysis during the fourth quarter of our fiscal year because our fourth quarter results of operations are significant to us and are an integral part of our analyses.  In addition, we prepare our financial plan for the following fiscal year, which is an important part of our impairment analyses, during the fourth quarter of our fiscal year.

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

We assigned the values of goodwill and other indefinite-lived intangible assets recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, Crosstown Traders, and FIGI’S to the respective reporting units within our reportable business segments.  The calculation of the estimated fair value of our reporting units for the purpose of evaluating goodwill for impairment and the fair values of other intangible assets require estimates, assumptions, and judgments, and are “Level 3” fair value measurements (see “NOTE 20. FAIR VALUE MEASUREMENTS” below).  The results of our evaluations might have been materially different if different estimates, assumptions, and judgments had been used.  Information on goodwill by business segment is included in “NOTE 6.  INTANGIBLE ASSETS AND GOODWILL” below.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

See “NOTE 2.  DISCONTINUED OPERATIONS” and “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further details regarding the recognition of impairment losses related to our goodwill and other intangible assets.

Asset Securitization

Prior to the sale of our proprietary credit card receivables programs (see “NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below) we accounted for our asset securitization facilities in accordance with the requirements of ASC 860, “Transfers and Servicing.”  Asset securitization primarily involved the sale of proprietary credit card receivables to a separate and distinct special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheets and the receivables transferred to the QSPE were isolated for purposes of the securitization program.  The QSPE issued asset-backed certificates that represented undivided interests in those credit card receivables transferred into the QSPE.  These certificates were sold to investors and we retained any undivided interests that remained unsold.  We included these remaining undivided interests and any other retained interests in “Investment in asset-backed securities” in our accompanying consolidated balance sheets.  The carrying value of these retained interests approximated their fair value.

We initially measured servicing assets and liabilities recognized in connection with our asset securitizations at fair value.  Subsequent to initial recognition of the servicing assets or liabilities, we amortized the servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or loss and assessed the assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

Transaction expenses related to securitizations were deferred and amortized over the reinvestment period of the transaction.  Net securitization income, including revaluation of our interest-only strip, was included as a reduction of selling, general, and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Senior Convertible Notes

We account for our 1.125% Senior Convertible Notes (the “1.125% Notes”) in accordance with the provisions of ASC 470-20, “Debt With Conversion and Other Options.”  Under ASC 470-20, cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and is recorded as additional paid-in capital.  The debt is subsequently accreted to its par value over its expected life with an offsetting non-cash increase in interest expense on the income statement to reflect interest expense at the market rate for the debt component at the date of issuance.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options and warrants with affiliates of the initial purchasers.  We accounted for the call options and warrants as equity instruments in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.”  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our consolidated balance sheets.

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

We monitor the 1.125% Notes, call options, and warrants for compliance with the provisions of ASC 815, Derivatives and Hedging,” on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to continue to qualify under the provisions of ASC 815, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the provisions of ASC 815 are met.

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
YEAR ENDED JANUARY 30, 2010
(Continued)

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

Loyalty Card Programs

We offer our customers various loyalty card programs (see “NOTE 12.  CUSTOMER LOYALTY CARD PROGRAMS” below).  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Certain loyalty card customers earn points for purchases which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs. Costs we incur in connection with administering these programs are recognized in selling, general, and administrative expenses as incurred.

Cost of Goods Sold

Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our catalog and e-commerce businesses.  We capitalize net merchandise costs and freight as inventory costs.  Cost of goods sold also includes certain costs incurred in connection with our customer loyalty card programs (see “Revenue Recognition” above) and the costs of producing and distributing our merchandise catalogs. (see “Deferred and Non-Deferred Advertising Costs” above).

Occupancy and Buying Expenses

Occupancy expenses include rent; real estate taxes; insurance; common area maintenance; utilities; maintenance; and depreciation for our stores, warehouse and fulfillment center facilities, and equipment.  Buying expenses include payroll, payroll-related costs, and operating expenses for our buying departments and distribution centers.  Occupancy and buying expenses are treated as period costs and are not capitalized as part of inventory.

Stock-based Compensation

Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  During Fiscal 2009 and Fiscal 2008 we also granted cash-settled RSUs under our 2003 Non-Employee Directors Compensation Plan.  We use the Black-Scholes valuation model to estimate the fair value of stock options and SARs and amortize stock-based compensation on a straight-line basis over the requisite service period of an award.  The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described below.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.  We record stock-based compensation related to cash-settled RSUs as a liability and adjust the liability and related compensation expense for changes in the market value of our common stock.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

We account for excess tax benefits related to stock-based compensation and the related presentation of excess tax benefits in our consolidated statements of cash flows in accordance with the provisions of ASC 230-10-45, “Statement of Cash Flows – Other Presentation Matters.”  We present gross excess tax benefits related to stock-based compensation as cash flows from financing activities in our statements of cash flows and we reflect write-offs of deferred tax assets related to an excess of stock-based compensation recognized in the financial statements over amounts deductible for tax purposes as cash flows used by operating activities.

Costs Associated With Exit or Disposal Activities

We recognize liabilities for costs associated with exit or disposal activities when the liabilities are incurred and value the liabilities at fair value.  One-time benefit payments are recognized as employees render service over future periods if the benefit arrangement requires employees to render future service beyond a minimum retention period.  We record severance payments that are offered in accordance with an on-going benefit arrangement no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

Income Taxes

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

For tax positions that initially fail to qualify for recognition, we recognize a benefit in the first interim period in which the position meets the ”more-likely-than-not” threshold or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  We subsequently de-recognize a previously recognized tax benefit if we subsequently determine that the tax position no longer meets the “more-likely-than-not” threshold of being sustained.

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

In accordance with ASC 740, “Income Taxes,” we recognized a cumulative-effect adjustment as of the beginning of Fiscal 2007 of $4,998,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the February 4, 2007 balance of retained earnings.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year.  Common shares that we hold as treasury stock are excluded from the computation of net income (loss) per share.  Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding.  Common share equivalents include the effect of dilutive stock options and stock awards, using the treasury stock method.  Our 1.125% Notes do not impact our diluted net income per share unless the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

Comprehensive Income

The consolidated statements of operations and comprehensive income include transactions from non-owner sources that affect stockholders’ equity.  Unrealized gains and losses recognized in comprehensive income are reclassified to net income upon their realization.

Deferred Debt Acquisition Costs

Debt acquisition costs other than costs related to the equity component of our 1.125% Notes are deferred and amortized to interest expense on a straight-line basis over the life of the related debt agreement.  Debt acquisition costs related to the equity component of our 1.125% Notes have been recognized as a reduction of additional paid-in capital (see “NOTE 8.  LONG-TERM DEBT” below).

Costs of Computer Software Developed or Obtained for Internal Use

Costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred.  Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Split-dollar Life Insurance Agreements

In accordance with ASC 715-60-55, “Compensation – Retirement Benefits – Defined Benefit Plans – Other Postretirement,” we recognize a liability for future benefits payable to employees under our split-dollar life insurance agreements with former executive employees.  We adopted the provisions of ASC 715-60-55 prospectively as of the beginning of Fiscal 2008 and recognized a cumulative-effect adjustment of $13,696,000, increasing the liability related to our split-dollar life insurance agreements and reducing the February 3, 2008 balance of retained earnings.  As of January 30, 2010 the liability related to our split-dollar life insurance agreements was $12,356,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Additional information related to our split-dollar life insurance agreements is as follows:

	January 30,	January 31,
(In thousands)	2010	2009

Net cash surrender value of split-dollar life insurance agreements(1)	$35,976	$33,992
Liability for benefits payable under split-dollar life insurance agreements(2)	12,356	13,619

(1) Included in “Prepayments and other” in the accompanying consolidated balance sheets.

(2) Included in “Accrued expenses” and “Other non-current liabilities” in the accompanying consolidated balance sheets.

Extraordinary Item

In Fiscal 2007 we recognized the proceeds from eminent domain proceedings as a gain in accordance with the provisions of ASC 605-40-25, “Revenue Recognition – Gains and Losses – Recognition” and have classified the gain as an extraordinary item in accordance with the provisions of ASC 225-20, “Income Statement – Extraordinary and Unusual Items.”

Impact of Recent Accounting Pronouncements

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

In February 2008 the FASB issued standards included in ASC 820-10, “Fair Value Measurements and Disclosures,” which delayed the effective date of ASC 820-10 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not currently being recognized or disclosed at fair value on a recurring basis.  We adopted the provisions of ASC 820-10 prospectively as of the beginning of Fiscal 2009 for assets included within the scope of the standards issued in February 2008 (such as goodwill, intangible assets, and fixed assets related to evaluation of potential impairment).  We adopted the provisions of ASC 820-10 prospectively as of the beginning of Fiscal 2008 for assets not included within the scope of the delayed effective date.  Our adoption of these standards did not have an impact on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

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

In April 2009 the FASB issued standards included in ASC 820-10, “Fair Value Measurements and Disclosures,” that provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The standards also provide additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  The FASB also issued standards that extended the disclosure requirements of ASC 820-10 to interim financial statements of publicly traded companies.  These standards, which were effective prospectively for annual and interim periods as of the beginning of the second quarter of Fiscal 2009, did not have a material impact on our financial position or results of operations.

In April 2009 the FASB issued standards included in ASC 320-10-35, “Investments – Debt and Equity Securities; Subsequent Measurement,” that provide new guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity and require additional disclosures for both debt and equity securities within the scope of ASC 320-10.  These standards, which were effective prospectively as of the beginning of the second quarter of Fiscal 2009, did not have a material impact on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

In May 2009 the FASB issued standards included in ASC 855-10, “Subsequent Events,” that require entities to disclose the date through which the entity has evaluated subsequent events and the basis for that date (whether that date represents the date the financial statements were issued or were available to be issued).  Subsequent to May 2009 the staff of the Securities and Exchange Commission (“SEC”) issued additional guidance related to this topic to indicate that financial statements are "issued" as of the date they are distributed for general use and reliance in a form and format that complies with generally accepted accounting principles (GAAP) and, in the case of annual financial statements, that contain an audit report that indicates that the auditors have complied with generally accepted auditing standards (GAAS) in completing their audit.  Issuance of financial statements then would generally be the earlier of when the annual or quarterly financial statements are widely distributed to all shareholders and other financial statement users or filed with the Commission.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Our adoption of these standards did not have a material impact on our financial position or results of operations.

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These statements have not yet been integrated with the ASC and are, therefore, still considered authoritative until such time as they are integrated.  These statements change the way entities account for transfers of financial assets and determine what entities must be consolidated.  As a result of the sale of our proprietary credit card receivables programs (see “NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below), the adoption of these statements will have no impact on our financial position or results of operations.

In January 2010 the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 describes amendments that require some new disclosures and clarifies certain existing disclosures about fair value measurements as set forth in ASC 820-10.  We do not expect these amendments, which are effective for annual and interim periods as of the beginning of Fiscal 2010, to have a material impact on our financial position or results of operations.

NOTE 2.  DISCONTINUED OPERATIONS

On April 25, 2008 we began to explore a broad range of operating and strategic alternatives for our Crosstown Traders non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  The Crosstown Traders apparel catalog operations met the requirements to be accounted for as held for sale.  Accordingly, the assets, liabilities, and results of operations of the Crosstown Traders apparel catalogs were reported as discontinued operations in our consolidated statements of operations and balance sheets for Fiscal 2008 and Fiscal 2007.

On August 25, 2008 we announced that we had entered into a definitive agreement to sell the Crosstown Traders non-core misses apparel catalogs to an affiliate of Orchard Brands, a portfolio company owned by Golden Gate Capital, for a cash purchase price of approximately $35,000,000.  The sale was completed on September 18, 2008.  Crosstown Traders’ apparel catalog operations and cash flows have been eliminated from our financial statements as of the date of sale and we did not have any significant involvement in the operations after the sale.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

As part of the definitive agreement we retained certain components of the infrastructure of the Crosstown Traders apparel catalogs.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands to provide certain services, including information technology, use of existing facilities, and financial services.  These services were to be provided for specified time periods ranging up to one year from the date of the agreement, depending on the services provided.  In addition, an affiliate of Orchard Brands agreed to provide certain transitional services to us, including distribution and call center services, for specified time periods ranging up to one year from the date of the agreement.  Subsequent to the transitional period, which ended during the third quarter of Fiscal 2009, we were responsible for the remaining lease liabilities for the retained facilities.  We discontinued using the fixed assets related to the retained facilities after the transitional period and fully depreciated them over the transitional services period.

At the time of the sale we evaluated the impact of the retained cash flows with regards to the transitional service agreements.  We determined that the cash inflows and outflows over the transitional period were not expected to be significant and that the reporting of discontinued operations was therefore deemed appropriate.

During Fiscal 2008 we recognized an aggregate pre-tax loss on disposition of $46,736,000 and a pre-tax loss from discontinued operations of $28,186,000.  During Fiscal 2008 we also recorded a valuation allowance against our net deferred tax assets (see “NOTE 7. INCOME TAXES” below) for the discontinued operations.  We received net proceeds from the disposition of $34,440,000 and recognized a liability of $7,700,000 for the fair value of certain transitional services to be provided to the buyer at no cost.  This liability was amortized to continuing operations over the one-year term of the transitional services agreement, which ended during the third quarter of Fiscal 2009.  In addition, we recognized $2,500,000 for costs to sell the Crosstown Traders apparel catalog business.

During the fourth quarter of Fiscal 2007 we performed our annual impairment review and determined that the carrying value of our Crosstown Traders apparel-related goodwill and certain trademarks exceeded the estimated fair values of those assets.  Accordingly, we recognized impairment charges of $68,654,000 related to the Crosstown Traders apparel-related goodwill and $7,086,000 (net of an income tax benefit of $4,307,000) related to the trademarks during Fiscal 2007.  These impairment charges are included in the loss from discontinued operations in the Fiscal 2007 consolidated statement of operations and comprehensive income.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Summarized results from discontinued operations were as follows:

	Year Ended
	January 31,		February 2,
(In thousands)	2009(1)		2008

Net sales	$155,811		$287,491

Loss from discontinued operations	$(74,922	)(2)	$(95,280	)(4)
Income tax benefit	0	(3)	(10,241)
Loss from discontinued operations, net of income tax benefit	$(74,922)		$(85,039)

(1) Through September 18, 2008 (the date of sale).

(2) Includes $28,186,000 of losses from operations and a $46,736,000 loss on disposition.

(3)  During Fiscal 2008 we established a valuation allowance against our deferred tax assets (see “NOTE 7. INCOME TAXES” below). As a result of the valuation allowance we did not recognize an income tax benefit for the Fiscal 2008 loss from discontinued operations.

(4) Includes impairment of goodwill and trademarks of $80,047 and losses from operations of $15,233.

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

		Estimated
(In thousands)	Cost	Fair Value

January 30, 2010
Other	$200	$200

January 31, 2009
U.S. Treasury Bills	$5,990	$5,998
Other	400	400
	$6,390	$6,398

During Fiscal 2009, Fiscal 2008 and Fiscal 2007 there were no realized gains or losses on available-for-sale securities.  The contractual maturities of available-for-sale securities at January 30, 2010 were less than one year.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S food and gifts business.  Details of our accounts receivable are as follows:

	January 30,	January 31,
(In thousands)	2010	2009

Due from customers	$38,992	$39,318
Allowance for doubtful accounts	(5,345)	(6,018)
Net accounts receivable	$33,647	$33,300

Details of the allowance for doubtful accounts are as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Beginning balance	$(6,018)	$(6,262)	$(5,083)
Provision for doubtful accounts	(4,985)	(6,145)	(6,327)
Collections of accounts previously written off	(659)	(833)	(994)
Accounts written off	6,317	7,222	6,142
Ending balance	$(5,345)	$(6,018)	$(6,262)

NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

	Lives	January 30,	January 31,
(Dollars in thousands)	(Years)	2010	2009

Land		$5,329	$5,329
Buildings and improvements	10 to 40	71,671	72,532
Store fixtures	5 to 10	169,472	175,799
Equipment	3 to 10	252,649	279,113
Equipment acquired under capital leases	7	49,122	60,928
Leasehold improvements	10(1)	474,541	483,016
Construction in progress	–	4,031	255
Total at cost		1,026,815	1,076,972
Less: Accumulated depreciation and amortization		685,915	654,421
Accumulated amortization of capital lease assets		35,817	39,375
Total accumulated depreciation and amortization		721,732	693,796
Net property, equipment, and leasehold improvements		$305,083	$383,176
____________________
(1) Or the life of the lease, if shorter.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Depreciation and amortization of property, equipment, and leasehold improvements (including capital leases)	$74,245	$90,443	$90,609

NOTE 6.  INTANGIBLE ASSETS AND GOODWILL

Our intangible assets are as follows:

	Life	January 30,	January 31,
(Dollars in thousands)	(Years)	2010	2009

Trademarks, tradenames, and internet domain names		$187,132	$187,132
Customer relationships, net	4	0	233
Net trademarks and other intangible assets		$187,132	$187,365

Total amortization of other intangible assets is as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Amortization of customer relationships	$233	$721	$721

The customer relationships were fully amortized as of January 30, 2010.  During Fiscal 2008 we recognized a non-cash impairment charge of $1,476,000 as a result of our plans to discontinue the use of certain acquired trademarks and tradenames.

Our goodwill by reportable business segment is as follows:

	January 30,	January 31,
(In thousands)	2010	2009

Retail Stores:
LANE BRYANT	$23,436	$23,436

During Fiscal 2008 we recognized impairment charges of $43,230,000 for goodwill related to our CATHERINES brand.  During Fiscal 2007 we recognized impairment charges of $18,172,000 for goodwill related to our FIGI’S food and gifts business.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 7.  INCOME TAXES

Income/(loss) from continuing operations before income taxes and extraordinary item:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Domestic	$(97,355)	$(205,091)	$(8,164)
Foreign	5,821	11,252	15,239
	$(91,534)	$(193,839)	$7,075

Income tax (benefit)/provision for continuing operations:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Current:
Federal	$(24,183)	$(33,800)	$(166)
State	5,791	3,277	4,979
Foreign	836	1,426	2,092
	(17,556)	(29,097)	6,905
Deferred:
Federal	3,106	16,434	3,635
State	878	(825)	698
	3,984	15,609	4,333
	$(13,572)	$(13,488)	$11,238

Net income tax refunds were as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Net refunds	$(25,144)	$(23,023)	$(11,103)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Reconciliation of the statutory Federal income tax rate to the effective tax rate:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008(1)

Statutory Federal income tax rate	(35.0)%	(35.0)%	35.0%
State income tax, net of Federal income tax	2.0	0.0	71.0
Foreign income	(1.3)	(1.3)	(45.8)
Employee benefits	(0.9)	(0.6)	(14.6)
Impairment of goodwill	0.0	7.8	89.8
Charitable contributions	(0.2)	(0.1)	(2.2)
Valuation allowance	14.7	22.0	0.0
Other, net	5.9 (2)	0.2	25.6
Effective tax rate	(14.8)%	(7.0)%	158.8%
____________________
(1) Percentages are based on a low pre-tax income from continuing operations and are not necessarily comparable to other fiscal years.

(2) Relates primarily to Federal interest and penalties recognized during the year.

Components of deferred tax assets and liabilities:

	January 30,	January 31,
(In thousands)	2010	2009

Deferred tax assets
Tax credit and net operating loss carryforwards	$28,369	$42,904
Accounts receivable	1,870	0
Prepaid and accrued expenses	6,956	7,924
Inventory	0	2,954
Deferred compensation	10,956	12,233
Property, equipment, and leasehold improvements	18,798	7,115
Accrued restructuring expense	6,210	5,368
Other	13,476	13,879
Total deferred tax assets	86,635	92,377

Deferred tax liabilities
Accounts receivable	0	(3,583)
Inventory	(1,118)	0
Goodwill and intangible assets	(46,795)	(43,026)
Deferred rent	(10,874)	(4,255)
Credit card late fees	0	(22,070)
Total deferred tax liabilities	(58,787)	(72,934)

Valuation allowance	(74,634)	(62,201)

Net deferred tax liability	$(46,786)	$(42,758)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The Fiscal 2009 total net deferred tax liability is presented on the consolidated balance sheet as a current asset of $5,897,000 and a long-term liability of $52,683,000 and the Fiscal 2008 total net deferred tax liability is presented as a current asset of $3,439,000 and a long-term liability of $46,197,000.

Income tax receivables, which primarily include available net operating loss (“NOL”) carrybacks for Fiscal 2009 and Fiscal 2008 and amended return receivables of $50,609,000 as of January 30, 2010 and $47,303,000 as of January 31, 2009 are included in “Prepayments and other” on our consolidated balance sheets.

During Fiscal 2009, income tax receivables were reduced by $27,743,000 as a result of the receipt of a Federal tax refund related to our two-year NOL carryback for Fiscal 2008.  This decrease was more than offset as a result of our ability to carry back the remaining Fiscal 2008 NOL to the preceding three years to offset taxable income in those years and receive a cash refund.  This was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”).

The Act was signed into law on November 6, 2009 and contains a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  The Act defines an applicable NOL as a NOL that arises in a tax year either beginning or ending in 2008 or 2009.  Under ASC 740, “Income Taxes,” the tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, are recognized in the interim period that includes the enactment date of the change.  As such, during the fourth quarter of Fiscal 2009 we were able to reclassify our Fiscal 2008 NOL carryforward from deferred tax assets to income tax receivable, as well as reduce the valuation allowance previously established for these NOLs and to recognize an income tax benefit of $29,461,000.

The sale of our proprietary credit card receivables programs (see “NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below) resulted in the reversal of deferred tax liabilities relating to accounts receivable and credit card late fees.

During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets was more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we recognized a non-cash provision of $42,681,000 in continuing operations and $18,861,000 in discontinued operations to establish a valuation allowance against our net deferred tax assets.    During Fiscal 2009 we continued to have a valuation allowance established against our net deferred tax assets.  Accordingly, we increased our valuation allowance and recognized a non-cash provision of $13,481,000 in continuing operations, net of the above benefit resulting from the carryback of our remaining Fiscal 2008 NOLs.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  Pursuant to ASC 740, when our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

We have U.S. Federal net operating loss carryforwards of $38,306,000 and state net operating loss carryforwards of $71,094,000 that are available to offset future U.S. Federal and state taxable income.  The U.S. Federal net operating loss has a twenty-year carryforward period and will expire in 2031.  The state net operating losses have carryforward periods of five to twenty years and will expire at various dates and in varying amounts as follows:  $11,702,000 in one to five years, $11,656,000 in six to ten years, $18,834,000 in eleven to fifteen years, and $28,902,000 in sixteen to twenty years.  There are other state net operating losses not included in the above amounts that have not been valued as a result of our certainty that they will not be realized in the future.

Reconciliation of the change in our liability for unrecognized tax benefits:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Gross unrecognized tax benefits, beginning of year	$29,179	$26,004	$22,474
Additions for tax positions related to prior years	4,140	3,861	3,610
Additions for tax positions related to current year	183	1,040	492
Reductions resulting from lapse of applicable statute of limitations	(287)	(1,403)	(545)
Settlements	(3,442)	(323)	(27)
Gross unrecognized tax benefits, end of year	$29,773	$29,179	$26,004

The portion of the liability for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income was $20,151,000 as of January 30, 2010 and $18,847,000 as of January 31, 2009.

A substantial portion of the “Other” deferred tax assets included in the components of deferred tax assets and liabilities above represents deferred tax assets related to unrecognized tax benefits.

Reconciliation of accrued interest and penalties:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Accrued interest and penalties, beginning of year	$12,731	$12,575	$9,488
Interest and penalties recognized during year	5,340	156	3,087
Accrued interest and penalties, end of year	$18,071	$12,731	$12,575

The interest and penalties recognized for the year ended January 30, 2010 include the impact of the reopening of statutes of limitations caused by amended returns and our pending five-year loss carryback claim.

Our liabilities for unrecognized tax benefits and accrued interest and penalties are included in “Other non-current liabilities” on our consolidated balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

As of January 30, 2010 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $673,000 due to resolutions of audits related to U.S. Federal and state tax positions.

Our U.S. Federal income tax returns for Fiscal 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) due to statute of limitations and the filing of amended returns.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2005 and subsequent years, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2005 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1998.

NOTE 8.  LONG-TERM DEBT

	January 30,	January 31,
(In thousands)	2010	2009

1.125% Senior Convertible Notes due May 2014	$189,636	$275,000
Capital lease obligations	10,116	14,041
6.07% mortgage note, due October 2014	9,777	10,419
6.53% mortgage note, due November 2012	3,850	5,250
7.77% mortgage note due December 2011	6,549	7,249
Other long-term debt	0	422
Total long-term debt principal	219,928	312,381
Less unamortized discount on 1.125% Senior Convertible Notes	(42,105)	(72,913)
Long-term debt – carrying value	177,823	239,468
Current portion	(6,265)	(6,746)
Net long-term debt	$171,558	$232,722

During Fiscal 2007 we issued $275,000,000 in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  Interest on the 1.125% Notes is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014 unless earlier repurchased by us or converted.  On August 24, 2007 we filed with the SEC an automatic shelf registration statement covering re-sales of the 1.125% Notes and the shares issuable on conversion of the notes.

We received combined proceeds of approximately $268,125,000 from the issuance, net of underwriting fees of approximately $6,875,000, and incurred additional transaction costs of $813,000 in connection with the issuance of the 1.125% Notes.  ,As of January 30, 2010 we had an aggregate total of $2,146,000 of unamortized underwriting fees and transaction costs, which are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the life of the notes.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Holders of the 1.125% Notes may convert their notes based on a conversion rate of 65.0233 shares of our common stock per $1,000 principal amount of notes (the equivalent of $15.379 per share), subject to adjustment upon certain events, only under the following circumstances as more fully described in the Indenture for the 1.125% Notes (the “Indenture”): (i) during specified periods, if the price of our common stock reaches specified thresholds; (ii) if the trading price of the 1.125% Notes is below a specified threshold; (iii) at any time after November 15, 2013; or (iv) upon the occurrence of certain corporate transactions.

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

In addition, upon a change in control, liquidation, dissolution, or de-listing of our common stock before maturity of the 1.125% Notes (each of which would constitute a “Fundamental Change” as defined in the Indenture), we may be required to repurchase for cash all or a portion of the 1.125% Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, up to but excluding the date of purchase.  As of January 30, 2010 none of the conditions allowing holders of the 1.125% Notes to convert or to require us to repurchase the 1.125% Notes had been met.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options with affiliates of the initial purchasers.  The call options allowed us to purchase up to 17,881,000 shares of our common stock at an initial strike price of $15.379 per share.  The call options expire on May 1, 2014 and must be net-share settled.  The cost of the call options was $90,475,000.

In addition, we sold warrants to affiliates of certain of the initial purchasers that gave them the option to purchase up to 18,775,000 shares of our common stock at an initial strike price of $21.607 per share.  The warrants expire on various dates from July 30, 2014 through December 18, 2014 and must be net-share settled.  We received $53,955,000 in cash proceeds from the sale of these warrants.

The call options and warrants are intended to reduce the potential dilution to our common stock upon conversion of the 1.125% Notes by effectively increasing the initial conversion price of the notes to $21.607 per share, representing a 73% conversion premium over the closing price of $12.49 per share for our common stock on April 30, 2007.  In conjunction with our repurchases of a portion of the 1.125% Notes (see below) we unwound a portion of our positions in the warrants and call options.

We accounted for the call options and warrants as equity instruments in accordance with the guidance included in ASC 480, “Distinguishing Liabilities from Equity.”  Accordingly, the cost of the call options and the proceeds from the sale of the warrants are included in additional paid-in capital in our accompanying condensed consolidated balance sheets.  We used a portion of the net proceeds from the 1.125% Notes to pay the $36,520,000 net cost of the call options and warrants.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

During Fiscal 2009 we repurchased $85,364,000 aggregate principal amount of 1.125% Notes with $20,923,000 of unamortized discount for a purchase price of $50,633,000 and recognized a gain of $13,979,000 net of unamortized issue costs.  In accordance with ASC 470-20 approximately $1,256,000 of the aggregate purchase price was accounted for as a reduction of stockholders’ equity.  In conjunction with the repurchases we unwound a portion of our positions in the warrants and call options that we had sold and purchased in Fiscal 2007 to hedge the impact of the convertible debt, which had an immaterial impact on our consolidated financial statements.

The 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because the principal amount of the 1.125% Notes will be settled in cash upon conversion.  Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $15.379 per share using the treasury stock method.  For the first $1.00 by which the price of our common stock exceeds $15.379 per share there would be dilution of approximately 753,000 shares.  Further increases in the share price would result in additional dilution at a declining rate, such that a price of $21.607 per share would result in cumulative dilution of approximately 3,555,000 shares.  Should the stock price exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants using the treasury stock method.  The 1.125% Notes and warrants would have a combined dilutive effect such that, for the first $1.00 by which the stock price exceeds $21.607 per share, there would be cumulative dilution of approximately 4,518,000 shares prior to conversion.  Further increases in the share price would result in additional dilution at a declining rate.

The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Upon conversion of the 1.125% Notes the call options will serve to neutralize the dilutive effect of the notes up to a stock price of $21.607 per share.  For the first $1.00 by which the stock price exceeds $21.607 per share the call options would reduce the cumulative dilution of approximately 4,518,000 shares in the example above to approximately 574,000 shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.  The calculations include the impact of our repurchases of a portion of the 1.125% Notes (see below).

We account for our 1.125% Notes in accordance with the provisions of ASC 470-20, Debt With Conversion and Other Options.”  Under ASC 470-20, cash-settled convertible securities are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the fair value of the conversion feature and has been recognized as additional paid-in capital.  We will accrete the debt to its principal value over its expected life using the effective interest method, with an offsetting increase in interest expense on our statements of operations to reflect the market rate for the debt component at the date of issuance.  Upon maturity of the 1.125% Notes we will be obligated to repay to holders of the notes the $189,636,000 principal value of the notes outstanding as of January 30, 2010 less the principal value of any additional notes that we repurchase prior to maturity.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The principal value, unamortized discount, and net carrying amount of the liability component and the carrying amount of the equity component of the 1.125% Notes were as follows:

	January 30,	January 31,
(In thousands)	2010	2009

Principal amount of 1.125% Senior Convertible Notes	$189,636	$275,000
Unamortized discount	(42,105)	(72,913)
Liability component of 1.125% Senior Convertible Notes	$147,531	$202,087

Equity component of 1.125% Senior Convertible Notes	$90,459	$91,715

The contractual interest expense, amortization of debt discount, and effective interest rate for the 1.125% Notes were as follows:

Year Ended
	January 30,	January 31,	February 2,
(Dollars in thousands)	2010	2009	2008

Contractual interest expense	$2,590	$3,094	$2,320
Amortization of debt discount	9,885	11,032	7,770
Total interest expense	$12,475	$14,126	$10,090

Effective interest rate	7.4%	7.4%	7.4%

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of January 30, 2010 the applicable rates under the facility were 6.00% (Base Rate plus 2.75%) for Base Rate Loans and 3.98% (LIBOR plus 3.75%) for Eurodollar Rate Loans.

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

As of January 30, 2010 we had an aggregate total of $6,089,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of January 30, 2010.  As of January 30, 2010, we were not in violation of any of the covenants included in the facility.

During Fiscal 2008 we acquired $5,959,000 of distribution center, technology, and office equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 72 months and contain a bargain purchase option.  As of January 30, 2010 the imputed interest rates on our outstanding capital leases ranged from 2.28% to 6.30%.

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
YEAR ENDED JANUARY 30, 2010
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

We made interest payments of $6,655,000 during Fiscal 2009, $6,828,000 during Fiscal 2008, and $8,881,000 during Fiscal 2007, and did not capitalize any interest expense during these three fiscal years.

Aggregate maturities of long-term debt and minimum lease payments under capital leases during the next five fiscal years are as follows:

	Year Ended
	January 29,	January 28,	February 2,	February 1,	January 31,
(In thousands)	2011	2012	2013	2014	2015

Mortgage notes	$2,898	$7,980	$1,888	$891	$6,519
Capital lease obligations	3,084	3,532	2,253	1,247	0
1.125% Senior Convertible Notes	0	0	0	0	189,636
	$5,982	$11,512	$4,141	$2,138	$196,155

Minimum lease payments under capital leases(1)	$3,537	$3,854	$2,400	$1,285	$0
____________________
(1) Includes aggregate imputed interest of $960.

NOTE 9.  STOCKHOLDERS’ EQUITY

Our authorized shares consist of:

•	1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized;

•	300,000,000 shares of common stock, $.10 par value.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

In Fiscal 1997 we publicly announced that our Board of Directors granted authority to repurchase up to 10,000,000 shares of our common stock.  In Fiscal 1999 we publicly announced that our Board of Directors granted authority to repurchase up to an additional 10,000,000 shares of our common stock.  In Fiscal 2002 the Board of Directors granted an additional authorization to repurchase 6,350,662 shares of common stock issued to Limited Brands, Inc. (“Limited Brands”) in connection with our acquisition of LANE BRYANT.  The repurchase programs have no expiration date.

From Fiscal 1997 through Fiscal 2002 we repurchased an aggregate total of 21,370,993 shares of common stock under these programs, which included shares purchased on the open market as well as the 6,350,662 shares repurchased from Limited Brands.  During Fiscal 2007 we repurchased an aggregate total of 3,480,108 shares for $21,523,000 and during Fiscal 2008 we repurchased an aggregate total of 1,499,561 shares for $8,334,000 under these programs.  As of January 30, 2010 no shares remain available for repurchase under these programs.

During Fiscal 2007 we also repurchased 10,314,900 shares of our common stock using $131,102,000 of the proceeds from our issuance of 1.125% Senior Convertible Notes due May 1, 2014 (see “NOTE 8.  LONG-TERM DEBT” above).  In addition, we repurchased an aggregate total of 10,416,245 shares of common stock for $100,000,000 under a share repurchase program we announced in May 2007 and completed during Fiscal 2007.

In November 2007 we announced that our Board of Directors authorized a new $200,000,000 share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  This repurchase program has no expiration date.  During Fiscal 2008 we repurchased an aggregate total of 505,406 shares of common stock for $2,635,000 under this program.  As of January 30, 2010, $197,365,000 was available for future repurchases under this program.

As of January 30, 2010 we held an aggregate total of 38,571,746 treasury shares with an aggregate cost of $348,241,000.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before such repurchase, immediately after such repurchase, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.

Our Shareholder Rights Plan under a Rights Agreement between our company and American Stock Transfer & Trust Company, as Rights Agent, expired on April 12, 2009 in accordance with the terms of the Agreement.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 10.  STOCK-BASED COMPENSATION PLANS

2004 Stock Award and Incentive Plan

Our 2004 Stock Award and Incentive Plan (the “2004 Plan”) was approved by our Board of Directors on April 30, 2004 and by our shareholders on June 24, 2004.  In 2009 our shareholders re-approved the material terms of the performance goals under the 2004 Plan in order to preserve our Federal income tax deduction for performance-based awards under the 2004 Plan.  This plan replaces our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”), our 1999 Associates’ Stock Incentive Plan (the “1999 Plan”), and our 2000 Associates’ Stock Incentive Plan (the “2000 Plan”), which are described below.  The plan is administered by our Board of Directors and its Compensation Committee.

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

Additional information related to our 2004 Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Restricted stock awards/RSUs granted	0	824,879	1,035,422
Weighted average market price at date of grant	–	$5.05	$11.98
Stock awards/RSUs vested with issuance deferred	0	0	240,979
Shares issued under stock awards/RSUs	253,671	601,005	64,196
Cancellations of stock awards/RSUs	258,761	938,333	720,795
Restricted awards/RSUs outstanding at year-end	712,265	1,224,697	1,939,156
SARs exercisable at year-end	314,919	231,660	–

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

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

During Fiscal 2006 the plan provided for a one-time RSA to a newly elected or appointed non-employee director of 10,000 shares of common stock vesting over three years and annual grants of options for 7,500 shares of common stock and 7,500 RSUs vesting in one year to each non-employee director serving at the date of our Annual Meeting of Shareholders.  During Fiscal 2007 we amended the plan to eliminate the one-time RSA to a newly elected or appointed non-employee director and to grant annual RSUs for a number of shares equivalent to $135,000 of aggregate market value on the date of grant to each non-employee director serving at the date of our Annual Meeting of Shareholders instead of the two 7,500-share awards.

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

Additional information related to our 2003 Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

RSUs granted	0	33,000	80,703
Weighted average market price at date of grant	–	$4.58	$11.71
Shares issued under stock awards/RSUs	15,334	58,920	24,999
RSUs vested with issuance deferred	0	46,116	42,536
Cancellations of restricted stock awards/RSUs	0	0	9,131
Restricted awards/RSUs outstanding at year-end	0	15,334	87,370
Options exercisable at year-end	263,158	331,158	341,587

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

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

Additional information related to our 2000 Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Shares issued under stock awards	58,560	123,630	158,420
Cancellations of restricted stock awards	0	15,900	17,990
Restricted awards outstanding at year-end	0	58,560	198,090
Options exercisable at year-end	439,060	528,720	659,759

As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 2000 Plan.

1999 Associates’ Stock Incentive Plan

The 1999 Plan, adopted by our Board of Directors in February 1999, provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock.  The exercise price of such options could not be less than the fair market value on the date of grant.  The maximum term of options issued under the plan is ten years.

Additional information related to our 1999 Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Options exercisable at year-end	0	62,900	92,500

As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 1999 Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
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

Additional information related to our 1993 Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Shares issued under stock awards	73,440	200,850	160,060
Cancellations of restricted stock awards	0	2,000	0
Restricted awards outstanding at year-end	0	73,440	276,290
Options exercisable at year-end	280,640	498,640	724,640

1988 Key Employee Stock Option Plan

Our 1988 Key Employee Stock Option Plan (the “1988 Plan”) provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock.  The exercise price of options granted under this plan is $1.00 per share.

Additional information related to our 1988 Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Options exercisable at year-end	8,504	20,984	16,028

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The table below summarizes option/SARs activity:

		Weighted
		Average
	Option	Exercise	Exercise Prices
	Shares	Price	Per Share

Outstanding at February 3, 2007	2,217,790	$5.822	$1.00	–	$13.84
Granted – exercise price less than market price	18,000	1.000	1.00	–	1.00
Canceled/forfeited	(36,796)	5.724	1.00	–	11.28
Exercised	(304,120)	4.741	1.00	–	8.46
Outstanding at February 2, 2008	1,894,874	5.952	1.00	–	13.84
Granted – exercise price equal to market price(1)	3,475,674	4.569	1.13	–	5.64
Granted – exercise price less than market price	14,000	1.000	1.00	–	1.00
Canceled/forfeited	(1,857,665)	5.097	1.00	–	12.48
Exercised	(234,498)	4.016	1.00	–	5.47
Outstanding at January 31, 2009	3,292,385	5.091	1.00	–	13.84
Granted – exercise price equal to market price(1)	4,775,360	1.744	0.99	–	5.72
Canceled/forfeited	(738,150)	4.320	1.00	–	11.28
Exercised	(20,482)	2.200	1.00	–	4.78
Outstanding at January 30, 2010	7,309,113	$2.990	$0.99	–	$13.84

(1) Includes “inducement grants” in accordance with Nasdaq Marketplace Rule 5635(c)(4) of SARs relating to 709,646 shares in Fiscal 2008 and 1,250,000 shares in Fiscal 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options/SARs outstanding and options/SARs exercisable as of January 30, 2010 for the ranges of exercise prices shown:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
Ranges of Exercise Prices	Shares	Price	(Years)

$0.00– $1.00:
Options/SARs outstanding	59,122	$0.996	3.7
Options exercisable	8,504	1.000
$1.01– $5.00:
Options/SARs outstanding	6,041,009	$2.293	6.0
Options/SARs exercisable	513,641	3.836
$5.01– $10.00:
Options/SARs outstanding	1,162,749	$6.380	2.1
Options/SARs exercisable	915,125	6.688
$10.01– $13.84:
Options outstanding	46,233	$11.348	6.4
Options exercisable	46,233	11.348

The table below summarizes certain additional information with respect to our options, SARs and awards:

	Year Ended
	January 30.	January 31.
(In thousands)	2010	2009

Aggregate intrinsic value of options/SARs outstanding at year-end(1)	$20,610	$0
Aggregate intrinsic value of options/SARs exercisable at year-end(1)	0	0
Aggregate market value of unvested stock awards at year-end	4,157	1,341

Aggregate intrinsic value of options/SARs exercised during the year(2)	65	358
Aggregate market value of stock awards vested during the year	875	5,140
____________________
(1) Aggregate market value at year-end less aggregate exercise price.

(2) Aggregate market value on date of exercise less aggregate exercise price.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The following table summarizes activity related to service-based full-value awards:

	Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Grant	Of	Grant	Of	Grant
	Shares	Price	Shares	Price	Shares	Price

Awards granted	0	–	857,879	$4.99	814,442	$11.73
Awards vested with issuance deferred	0	–	46,116	11.71	283,515	10.31
Awards vested and issued	401,005	$9.12	788,729	8.22	398,235	7.43
Awards cancelled	127,222	8.60	748,236	8.41	161,148	11.23
Awards outstanding at year-end	712,265	9.50	1,240,492	9.29	1,965,694	10.45

The following table summarizes activity related to performance-based full-value awards:

	Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Grant	Of	Grant	Of	Grant
	Shares	Price	Shares	Price	Shares	Price

Awards granted	0	–	0	–	301,683	$12.56
Awards vested and issued	0	–	195,676	$12.78	0	–
Awards cancelled	131,539	$12.35	207,997	13.25	403,614	8.54
Awards outstanding at year-end	0	–	131,539	12.35	535,212	12.86

Performance-conditions satisfied	0	–	195,676	12.78	0	–

The following table summarizes activity related to service-based options and service-based SARs:

	Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options/SARs granted	3,675,360	$1.72	2,544,074	$4.39	18,000	$1.00
Options/SARs exercised	20,482	2.20	234,498	4.02	304,120	4.74
Options/SARs cancelled	738,150	4.32	912,065	5.20	36,796	5.72
Options/SARs outstanding at year-end	6,209,113	3.20	3,292,385	5.09	1,894,874	5.95

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The following table summarizes activity related to performance-based options and performance-based SARs:

	Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options/SARs granted	1,100,000	$1.82	945,600	$5.00	0	–
Options/SARs exercised	0	–	0	–	0	–
Options/SARs cancelled	0	–	945,600	5.00	0	–
Options/SARs outstanding at year-end	1,100,000	1.82	0	–	0	–

Performance-conditions Satisfied	1,100,000	1.82	0	–	0	–

Total stock-based compensation expense was as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Stock-based compensation expense, excluding cash-settled RSUs	$6,844	$5,576	$7,101
Stock-based compensation expense, cash-settled RSUs	819	207	0
Total stock-based compensation expense	$7,663	$5,783	$7,101

Total stock-based compensation not yet recognized, related to the non-vested portion of stock options, SARs, restricted stock awards, and RSUs outstanding, was $8,742,000 as of January 30, 2010.  The weighted-average period over which we expect to recognize this compensation is approximately 3 years.  Total compensation expense for unvested cash-settled RSUs not yet recognized as of January 30, 2010 was $273,000.

In applying the Black-Scholes model to determine the fair value of stock options and SARs we used the following assumptions: historically estimated stock price volatilities of 37.1 to 93.7; a dividend yield of 0.0%; expected lives of 5 to 7 years; and risk-free interest rates of 2.55% to 5.08%.  For our Employee Stock Purchase Plan we used historically estimated stock price volatilities of 27.4 to 266.5; a dividend yield of 0.0%; expected lives of 3 months; and risk-free interest rates of 0.28% to 4.73%.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The weighted average grant date fair values for options and SARs granted, using the Black-Scholes model and assumptions described above, are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Exercise price equal to market price	$1.35	$2.39	$–
Exercise price less than market price	–	4.86	11.95

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

Additional information related to our Employee Stock Purchase Plan is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Shares purchased	257,238	212,430	139,910
Weighted average market price at date of grant	$2.57	$4.99	$10.14

As of January 30, 2010 the following shares were available for future grants under our various stock plans:

2004 Stock Award and Incentive Plan	3,126,335
2003 Non-Employee Directors Compensation Plan	161,897
1988 Key Employee Stock Option Plan	123,901
Employee Stock Purchase Plan	547,090

NOTE 11.  CUSTOMER LOYALTY CARD PROGRAMS

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts and rebates on purchases during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs we incur in connection with administering these programs as selling, general, and administrative expenses when incurred.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Our FASHION BUG brand offers a customer loyalty card program that we operate under our FASHION BUG private-label credit card program.  Like our other loyalty programs, this program entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee.  The program provides customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee.  The FASHION BUG brand also offers a loyalty card program that does not charge membership fees.

Our CATHERINES brand offers a loyalty card program that entitles customers to various rebates, discounts, and other benefits upon payment of an annual membership fee.

During Fiscal 2007 we began offering a loyalty program in connection with the issuance of our LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.

Additional information with respect to our various loyalty card programs is as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

FASHION BUG loyalty card revenues recognized	$10,772	$11,957	$12,837
CATHERINES loyalty card revenues recognized	8,882	8,957	8,980
Accrual at end of year for estimated discounts earned and for coupons issued and not yet redeemed	3,161	3,597	2,000

NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  The transaction closed on October 30, 2009.  We received net cash proceeds of $136,647,000 related to the transaction and recognized one-time net charges as a result of the sale of $14,237,000, primarily related to contract termination, transaction, severance, and retention costs.  Further information regarding our proprietary credit card receivables programs is included in “NOTE 17.  ASSET SECURITIZATION” below.

The transaction consisted of the sale of our proprietary credit card portfolio, along with certain other assets and liabilities that are required to support these card programs, including our consolidated balance sheet asset “Investment in asset-backed securities.”  The components of the investment in asset-backed securities comprising the net sales proceeds were $51,250,000 of outstanding trust certificates owned by Charming Shoppes Receivables Corp. (“CSRC”), $60,922,000 of cash account balances in the Charming Shoppes Master Trust (the “Trust”) that had been funded by CSRC, an interest-only strip of $21,714,000, and other retained interests of $2,761,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Gross proceeds from the transaction were $166,647,000.  Approximately $30,000,000 of the gross proceeds were used to fund the termination of contractual obligations related to the transaction as well as exit costs.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

We will receive ongoing payments from Alliance Data under the ten-year operating agreements based on credit sales generated by our private-label credit card customers.  Payments from Alliance Data under the ten-year operating agreement are recognized as a reduction to selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables program prior to the sale.  Alliance Data assumed the servicing obligations for the Trust, which was renamed the World Financial Network Credit Card Trust II, effective as of the date of sale.  Therefore, we will have no further obligations with respect to financing our credit card programs.  The ten-year operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

NOTE 13.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS

During Fiscal 2009 we performed an impairment review of long-lived assets and identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate non-cash impairment charge of $15,741,000 to write down the long-lived assets (primarily leasehold improvements) at these stores to their respective fair values.  Due to the nature of the assets being written down (primarily leasehold improvements) and our past history of abandoning such assets, we have determined the fair value of the assets to be minimal.

During Fiscal 2008 we identified 272 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate non-cash impairment charge of $36,792,000 to write down the long-lived assets at these stores to their respective fair values.

As a result of the significant decrease in the market value of our common stock during the third quarter of Fiscal 2008 and the impact of the then-current economic environment on our results of operations, we performed a review of our goodwill and other intangible assets with indefinite lives for possible impairment.  Based on our assessment we determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the third quarter of Fiscal 2008.

During the fourth quarter of Fiscal 2008 we performed a goodwill impairment test for each of our reporting units that had recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on that impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43,230,000 related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1,476,000 for such indefinite-lived intangible assets during the fourth quarter of Fiscal 2008.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

During the fourth quarter of Fiscal 2007 we performed our annual impairment review and determined that the carrying value of our FIGI’S goodwill exceeded the implied or estimated fair values of those assets.  Accordingly, we recognized a pre-tax impairment charge of $18,172,000 related to FIGI’S goodwill.

During the fourth quarter of Fiscal 2007 we identified 157 under-performing stores to be closed.  As a result of the decision to close these under-performing stores, 136 of the 157 stores identified were determined to be impaired, which resulted in the recognition of a non-cash charge of $9,025,000 to write down the assets of these stores to their respective fair values.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 14.  RESTRUCTURING AND OTHER CHARGES

The following tables summarize our restructuring and other costs:

				Total
	Costs	Costs Incurred	Estimated	Estimated/
	Incurred	for Fiscal Year	Remaining	Actual
	as of	Ended	Costs	Costs as of
	January 31,	January 30,	to be	January 30,
(In thousands)	2009	2010	Incurred	2010

Fiscal 2007 Announcements
Relocation of CATHERINES operations:
Severance and retention costs	$2,079	$0	$0	$2,079
Non-cash write down and accelerated depreciation	3,808	0	0	3,808
Relocation and other charges	1,166	207	0	1,373
Closing of under-performing and PETITE SOPHISTICATE full line stores:
Non-cash accelerated depreciation	691	0	0	691
Store lease termination charges	6,909	1,144	0	8,053
Severance and retention costs related to the elimination of positions	1,244	0	0	1,244

Fiscal 2008 Announcements
Severance for departure of former CEO	9,446	104	0	9,550
Shutdown of LANE BRYANT WOMAN catalog:
Severance and retention costs	1,557	504	0	2,061
Non-cash accelerated depreciation	934	838	0	1,772
Severance and retention costs related to the elimination of positions	3,873	101	0	3,974
Non-core misses apparel assets:
Non-cash accelerated depreciation	2,968	6,844	0	9,812
Lease termination and accretion charges	0	11,141	2,211	13,352
Other costs	420	0	0	420
Transformational initiatives:
Professional fees	2,563	7,098	0	9,661
Severance and retention costs	0	989	8	997
figure magazine shutdown costs	819	(53)	0	766

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Non-cash accelerated depreciation	0	643	0	643
Store lease termination charges	0	1,215	0	1,215
Other non-cash costs	0	195	0	195
Closing of under-performing stores:
Store lease termination charges	0	749	8,000	8,749
Total	$38,477	$31,719	$10,219	$80,415

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

		Costs Incurred
	Accrued	for Fiscal Year		Accrued
	as of	Ended		as of
	January 31,	January 30,	Payments/	January 30,
(In thousands)	2009(1)	2010	Settlements	2010(1)

Fiscal 2007 Announcements
Relocation of CATHERINES operations:
Relocation and other charges	$0	$207	$207	$0
Closing of under-performing stores:
Store lease termination charges	1,687	1,144	1,416	1,415

Fiscal 2008 Announcements
Severance and retention costs(2)	9,891	709	8,659	1,941
Non-core misses apparel assets:
Lease termination charges	0	11,141	2,043	9,098
Other costs	420	0	262	158
Transformational initiatives:
Professional fees	1,379	7,098	8,477	0
Severance and retention costs	0	989	753	236
figure magazine shutdown costs	819	(53)	766	0

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	0	1,215	0	1,215
Closing of under-performing stores:
Store lease termination charges	0	749	35	714
Total	$14,196	$23,199	$22,618	$14,777
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The accelerated depreciation represents the change in the estimated useful life of the Memphis facility and was recognized over the period from the inception of the plan to the closing date of the facility, which was during the first quarter of Fiscal 2008.  Severance and retention costs represented involuntary termination benefits for approximately 80 employees who did not relocate from the Memphis facility to our Bensalem headquarters.  Relocation costs represented costs to relocate approximately 30 employees from Memphis to our corporate headquarters in Bensalem, Pennsylvania.  The involuntary terminations and relocations were completed during the first quarter of Fiscal 2008 and the relocation of CATHERINES operations was completed in Fiscal 2008.

Fiscal 2007 Closing of Stores and Elimination of Positions

In February 2008 we announced additional initiatives and actions to streamline our business operations in order to focus on our core businesses and reduce selling, general, and administrative expenses and capital expenditures to improve cash flow in response to the impact that the current economic environment was having on our operating results.  These initiatives resulted in the following actions:

●	the elimination of approximately 150 corporate and field management positions;

●	a decrease in the capital budget for Fiscal 2008, primarily through a significant reduction in the number of planned store openings for Fiscal 2008;

●	the closing of approximately 150 under-performing stores; and

●	the closing of our full-line PETITE SOPHISTICATE stores.

As a result of the decision to close the under-performing and full-line PETITE SOPHISTICATE stores we recorded accelerated depreciation charges in Fiscal 2008.  Additionally, in Fiscal 2008 we recorded store lease termination charges related to the store closings.  As of January 31, 2009, we completed the elimination of corporate and field positions and closed 100 of the identified under-performing stores, including our full-line PETITE SOPHISTICATE stores.  We completed the remainder of the under-performing store closing program during the first half of Fiscal 2009.

We incurred severance and retention costs for the elimination of approximately 150 corporate positions in Fiscal 2007 and Fiscal 2008.  The severance and retention related to the elimination of these positions were completed in Fiscal 2008.

Departure of Former CEO

As a result of the resignation of our former chief executive officer during the second quarter of Fiscal 2008 we recognized severance and related costs, including $2,532,000 related to accelerated stock compensation costs, in accordance with the employment agreement.  The liability as of January 30, 2010 represents the remaining severance obligation which is scheduled to be paid over the next year in accordance with her separation agreement.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Shutdown of LANE BRYANT WOMAN Catalog

During the third quarter of Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN catalog.  As a result of this decision we recognized a markdown allowance of $4,220,000, which is included in cost of goods sold in Fiscal 2008, to properly state inventory at the lower of cost or market.  Additionally, we recognized severance and retention costs for the elimination of approximately 100 positions and non-cash accelerated depreciation related to fixed assets that we will cease to use after the closure of the catalog.  We completed the shutdown of LANE BRYANT WOMAN catalog during the second quarter of Fiscal 2009.

Fiscal 2008 Elimination of Positions

In the Fiscal 2008 Third Quarter we announced a further workforce reduction of approximately 225 positions, which represented both terminations and elimination of open positions.  Accordingly, we recognized severance costs related to the terminated employees.  We completed the payment of severance for the terminated employees in Fiscal 2009.

Non-core Misses Apparel Assets

As part of the definitive agreement for the sale of the Crosstown Traders apparel catalogs (see “NOTE 2.  DISCONTINUED OPERATIONS” above), we retained certain components of the infrastructure of the Crosstown Traders apparel catalogs.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands (the purchaser) to provide certain services, including information technology, use of existing facilities, and financial services.  Subsequent to the transitional period, which ended during the third quarter of Fiscal 2009, we were responsible for the remaining lease liabilities for the retained facilities.  Additionally, we recognized non-cash accelerated deprecation related to the retained fixed assets over the transitional services period.  We recognized a lease termination liability of approximately $11,141,000 as a result of the termination of the transitional service agreement when we ceased to use the retained leased facilities.  The lease termination liability represents the present value of the remaining lease liability, less estimated sub-lease rental income, discounted using a credit-adjusted risk-free rate, and is recorded at fair value using a “Level 3” fair value measurement (see “NOTE 20. FAIR VALUE MEASUREMENTS” below).

Transformational Costs

We began to execute on a new multi-year strategy in Fiscal 2008 with the assistance of experienced third-party retail consultants to ensure the viability of the Company and our brands, enhance our competitive position, and to improve our financial results over time.  The new strategy focused on the following:

●	Refocus on our core retail brands.

●	Simplify the business by eliminating distractions and divesting non-core assets.

●	Substantially reduce operating expenses and streamline operations.

●	Maintain and protect our strong balance sheet and liquidity position.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Fiscal 2008 Closure of Under-performing Stores

In the fourth quarter of Fiscal 2008 we announced a new under-performing store closing program for approximately 100 stores.  As a result of the decision to close these under-performing stores we incurred non-cash accelerated depreciation related to the under-performing store closing program in Fiscal 2009. We completed the under-performing store closing program in Fiscal 2009.

Fiscal 2009 Closure of Under-performing Stores

During the fourth quarter of Fiscal 2009 we performed an impairment review of long-lived assets and identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recorded an aggregate non-cash impairment charge of $15,741,000.  In conjunction with that review we announced a new under-performing store closing program for approximately 40 – 50 of those impaired stores.  As a result of the decision to close these stores we expect to incur approximately $6 – 8 million of lease termination charges and expect to complete this program by the end of Fiscal 2010.  As of January 30, 2010 we have closed 8 stores and recognized $749,000 of lease termination charges under this program.

figure Magazine Shutdown Costs

In the Fiscal 2008 Fourth Quarter, we decided to shutdown our figure magazine operation.  As a result of this decision, we incurred contract termination costs in accordance with the terms of our third-party agreement.  We completed the shutdown of the figure magazine in the second quarter of Fiscal 2009.

Closing of PETITE SOPHISTICATE OUTLET Stores

To further focus on our core brands, we closed our PETITE SOPHISTICATE OUTLET stores and converted a majority of the space to CATHERINES outlet locations as of February 2010.  As a result of the decision to close and convert these stores, we recognized non-cash depreciation, lease termination costs, and other closure costs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 15.  EMPLOYEE RETIREMENT BENEFIT PLANS

We provide a comprehensive retirement benefit program for our employees.  The program includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust.  The 401(k) plan includes a provision for a matching company contribution of 50% of the participant’s elective contribution on up to 6% of the participant’s compensation.  As of the beginning of April 2009 the matching company contribution for this plan was suspended, and no matching company contributions will be made to the plan through December 31, 2010.  Participating employees are immediately vested in their own contributions.  Full vesting in the matching company contribution occurs on the earlier of the participant’s attainment of 5 years of service or upon retirement, death, or disability, as defined in the plan.  Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.  The program also provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements.  Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.  There were no contributions to the profit-sharing plan during Fiscal 2009, Fiscal 2008, or Fiscal 2007.

We provide a non-qualified deferred compensation plan to officers and certain key executives.  Under this plan participants may contribute up to 77% of their base compensation and 90% of bonus compensation.  This plan includes a provision for a matching company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan.  As of the beginning of April 2009 the matching company contribution for this plan was suspended, and no matching company contributions will be made to the plan through December 31, 2010.

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

The total expenses for our employee retirement benefit plans are as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

401(k) plan	$145	$3,243	$3,237
Non-qualified deferred compensation plan	248	1,512	1,531
Non-qualified supplemental retirement plan	357	2,960	867
Total retirement benefit plans expenses	$750	$7,715	$5,635

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The accrued liability for benefits for our non-qualified plans at the end of the fiscal year are as follows:

	January 30,	January 31,
(In thousands)	2010	2009

Non-qualified deferred compensation plan	$12,812	$12,112
Non-qualified supplemental retirement plan	2,393	6,002
Total accrued non-qualified plan expenses	$15,205	$18,114

NOTE 16.  NET INCOME/(LOSS) PER SHARE

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Basic weighted average common shares outstanding	115,626	114,690	121,160
Dilutive effect of stock options, stock appreciation rights, and awards(1)	0	0	0
Diluted weighted average common shares and equivalents outstanding	115,626	114,690	121,160

Loss from continuing operations	$(77,962)	$(180,351)	$(4,163)
Loss from discontinued operations,, net of income taxes in 2007	0	(74,922)	(85,039)
Extraordinary item, net of income taxes	0	0	912
Net loss used to determine diluted net loss per share	$(77,962)	$(255,273)	$(88,290)

Options with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:(1)
Number of shares (thousands)	–	–	–
Weighted average exercise price per share	–	–	–

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “NOTE 8.  LONG-TERM DEBT” above for further information regarding the 1.125% Notes and related call options and warrants.

NOTE 17.  ASSET SECURITIZATION

Prior to the sale of our proprietary credit card receivables programs our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables were originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transferred its interest in all of the receivables associated with these programs to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp., a separate and distinct special-purpose entity.

Through Fiscal 2006 our Crosstown Traders apparel-related catalog credit card receivables, which we securitized subsequent to our Fiscal 2005 acquisition of Crosstown Traders, were originated in a non-bank program by Crosstown Traders.  Crosstown Traders transferred its interest in the receivables to Catalog Receivables LLC, a separate and distinct unconsolidated QSPE, through a separate and distinct special-purpose entity.  On February 5, 2007, the Bank acquired the account relationships of the Crosstown Traders catalog credit cards and all subsequent new receivables were originations of the Bank.  This acquisition did not cause a change in the securitization entities used by the Crosstown Traders proprietary credit card program.

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
YEAR ENDED JANUARY 30, 2010
(Continued)

Prior to the sale of our proprietary credit card receivables programs we accounted for the securitization of our proprietary credit card receivables as follows:

●
The QSPEs sold interests in the receivables on a revolving basis for a specified term.  At the end of the revolving period, an amortization period began during which the QSPEs made principal payments to the parties that entered into the securitization agreement with the QSPEs.  All assets of the QSPEs (including the receivables) were isolated and supported the securities issued by those entities.

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

We recognized the following activity related to the I/O strip:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010(1)	2009	2008

Value of the I/O strip at beginning of year	$19,298	$23,259	$15,878
Additions to the I/O strip	19,402	34,353	38,129
Amortization of the I/O strip	(21,925)	(38,347)	(30,643)
Valuation adjustments	4,939	33	(105)
Sale of asset securitization program	(21,714)	0	0
Value of the I/O strip at end of year	$0	$19,298	$23,259

(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

We recognized the following activity related to the servicing liability:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010(1)	2009	2008

Value of the servicing liability at beginning of year	$3,046	$3,038	$2,103
Additions to the servicing liability	2,978	5,175	4,659
Amortization of the servicing liability	(3,040)	(5,167)	(3,724)
Sale of asset securitization program	(2,984)	0	0
Value of the servicing liability at end of year	$0	$3,046	$3,038

(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

We amortized the I/O strip and servicing liability on a straight-line basis over the expected life of the credit card receivables, which was generally less than one year.  We estimated the expected life primarily by using the historical average of principal payments as a percent of outstanding trust receivables sold.  The amortization of the servicing liability was included in selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income and the value of the servicing liability was included in accrued expenses on our consolidated balance sheets.

The impact of our securitization activity on our consolidated statements of operations and comprehensive income was as follows (all items are included in selling, general, and administrative expenses):

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010(1)	2009	2008

Gain on sale of receivables to the Trust	$19,402	$34,353	$38,129
Amortization of the I/O strip	(21,925)	(38,347)	(30,643)
Valuation adjustments of the I/O strip	4,939	33	(105)
Residual cash flow earned related to I/O interest(2)	68,326	104,750	84,085
Additions to the servicing liability	(2,978)	(5,175)	(4,659)
Amortization of the servicing liability	3,040	5,167	3,724
Decrease in selling, general, and administrative expenses	$70,804	$100,781	$90,531

(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

(2) Includes servicing fees of $7,228 in Fiscal 2009, $11,258 in Fiscal 2008, and $8,211 in Fiscal 2007.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The cash flow related to our sale of the receivables to the Trust, the activity related to amortization and valuation adjustments to the I/O Strip and servicing liability, and the activity related to the excess spread revenues have been treated as operating cash flows.  These activities have been included in net cash provided by operating activities on the consolidated statements of cash flows.

Our purchases and (sales) of certificates issued by the Trust, which have been reported as investing cash flows, were as follows

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010(1)	2009	2008

Purchases/(sales) of certificates issued by the Trust	$(51,400)	$(285)	$40,635

(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

The following table presents additional information relating to the receivables in our Trust prior to the sale of the credit card portfolio:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010(1)	2009	2008

Proceeds from sales of new receivables to QSPE	$530,544	$861,730	$939,888
Collections reinvested in revolving-period securitizations	674,185	1,065,207	804,866
Cash flows received on retained interests	68,326	104,750	84,085
Servicing fees received	7,228	11,258	8,211
Net credit losses	37,035	47,669	26,838
Investor certificates outstanding at end of year	–	544,100	628,085
Credit card balances 90 or more days delinquent at end of year	–	23,422	22,240

(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

We were the servicer of the receivables transferred to the QSPEs and we received a servicing fee of approximately 2% of the investor interest.  We held certificates and retained interests in our securitizations of $136,647,000 as of October 30, 2009, which were sold to Alliance Data in connection with the sale of our proprietary credit card receivables programs (see “NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” above).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Prior to November 1, 2007 we had an agreement under which a third party provided a proprietary credit card sales accounts receivable funding facility for our LANE BRYANT retail and outlet stores.  In accordance with the terms of the agreement, we exercised our option to purchase the LANE BRYANT portfolio and, pursuant to a purchase agreement with the third-party bank, assigned the right to purchase the LANE BRYANT portfolio to the Bank, which purchased the portfolio on November 1, 2007.  Concurrent with the Bank’s acquisition of the LANE BRYANT portfolio for $230,975,000 it sold the receivables to CSRC, which transferred the receivables to the Trust.  The purchase of the portfolio at par value and the subsequent securitization of the purchased portfolio resulted in the recognition of a gain of approximately $6,830,000, which is included in selling, general, and administrative expenses for Fiscal 2007.  In addition, we recognized approximately $2,120,000 of selling, general, and administrative expenses in connection with the issuance of approximately 2.4 million new LANE BRYANT proprietary credit cards.

Under the previous agreement the third party reimbursed us daily with respect to the proprietary credit card sales generated by the LANE BRYANT credit card accounts.  Net funding received from the sales of LANE BRYANT receivables for Fiscal 2007 (through November 1, 2007) were $256,889,000.

On October 17, 2007 the Trust issued $320,000,000 of five-year asset-backed certificates (“Series 2007-1”) in a private placement under Rule 144A.  Of the $320,000,000 of certificates issued, $289,600,000 were sold to investors and CSRC held $30,400,000 as a retained interest.  Of the certificates sold to investors, $203,500,000 paid interest on a floating rate basis tied to one-month LIBOR and the remaining $86,100,000 of certificates were issued at fixed rates.  The Trust used $35,000,000 of the proceeds to fund receivables and to pay down other securitization series and placed the remaining proceeds of $285,000,000 into a pre-funding cash account.

The Trust paid for its acquisition of the LANE BRYANT proprietary credit card accounts receivable balances (see above) primarily by withdrawing $227,500,000 of proceeds from the pre-funding cash account for the Series 2007-1 Certificates.  The remaining funds in the pre-funding cash account were subsequently withdrawn to provide financing for additional receivables, including receivables made available for financing by the amortization of the Series 2002-1 certificates issued by the Trust, which was repaid in full as of May 2008.

Concurrent with the issuance of Series 2007-1 the Trust entered into a series of fixed-rate interest-rate swap agreements with respect to $174,700,000 of the floating-rate certificates sold to investors.  The notional value of these swaps equaled the face value of these certificates.  The blended weighted-average interest rate on the swapped certificates was 6.39%.  The Trust also acquired an interest-rate cap with respect to $28,800,000 of floating-rate certificates sold to investors.  The interest-rate cap counterparty was required to make payments to the Trust if one-month LIBOR exceeded 10%.  The fixed-rate certificates were sold at a discount and carried a blended weighted average-yield of 6.43% and a blended weighted average coupon of 6.34%.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

The key assumptions used to value our retained interest were as follows:

	October 30,	January 31,
	2009(1)	2009

Payment rate	11.2 – 13.8%	12.1 – 14.6%
Residual cash flows discount rate	15.5 – 16.5%	15.5 – 16.5%
Net credit loss percentage	7.25 – 12.0%	6.75 – 11.75%
Average life of receivables sold	0.6– 0.7 years	0.6 – 0.7 years

(1) The date of sale of the proprietary credit card receivables programs.

CSRC and Charming Shoppes Seller, Inc., our consolidated wholly-owned indirect subsidiaries, were separate special-purpose entities (“SPEs”) created for the securitization program.  Our investment in asset-backed securities, which were first and foremost available to satisfy the claims of the respective creditors of these separate corporate entities, including certain claims of investors in the QSPEs, consisted of the following:

	October 30,	January 31,
(In thousands)	2009(1)	2009

Trading securities:
I/O Strip	$21,714	$19,298
Retained interest (primarily collateralized cash)	63,683	23,755

Available-for-sale securities:
Ownership interest	51,250	51,400

Investment in asset-backed securities	$136,647	$94,453

(1) The date of sale of the proprietary credit card receivables programs.

With respect to certain Trust Certificates, if either the Trust or Charming Shoppes, Inc. did not meet certain financial performance standards, the Trust was obligated to reallocate to third-party investors holding certain certificates issued by the Trust, collections in an amount up to $9,450,000 that otherwise would be available to CSRC.  The result of this reallocation would increase CSRC’s retained interest in the Trust by the same amount, with the third-party investor retaining an economic interest in the certificates.  Our net loss for the third quarter of Fiscal 2007 resulted in the requirement to reallocate collections as discussed above.  Accordingly, $9,450,000 of collections was fully transferred as of February 2, 2008.  With the exception of the requirement to reallocate these collections of $9,450,000, the Trust was in compliance with its financial performance standards as of October 30, 2009 (the date of sale of the proprietary credit card receivables programs), including all financial performance standards related to the performance of the underlying receivables.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
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

Our rent expense for the fiscal years indicated was as follows:

	Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Minimum rent	$197,986	$222,457	$236,295
Percentage rent	3,422	3,666	3,867
Other occupancy costs(1)	33,599	36,389	37,255
	$235,007	$262,512	$277,417

(1) Primarily real estate taxes and common area maintenance charges.

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are as follows (in thousands):

	Year Ended
	January 29,	January 28,	February 2,	February 1,	January 31,
	2011	2012	2013	2014	2015	Thereafter

Minimum annual rent commitments	$209,029	$167,381	$127,533	$93,134	$66,661	$132,257

Deferred rent liabilities related to rent escalations and landlord incentives or allowances of $110,055,000 as of January 30, 2010 and $121,253,000 as of January 31, 2009 are included in other non-current liabilities on our consolidated balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

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

The accounting policies of the segments are generally the same as those described in “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” above.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services, information systems support, and insurance to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store selling, buying, occupancy, and warehousing.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.  As a result of the sale of our proprietary credit card receivables programs in the third quarter of Fiscal 2009, we began to allocate the operating results of our credit card operations, including revenue from our customer loyalty programs, to the Retail Stores segment.  Accordingly, we have restated the results of the Retail Stores and Corporate and Other segments for Fiscal 2009 and prior years to reflect this change in how our chief operating decision-makers evaluate the performance of our operating segments.

“Corporate and Other” net sales consist primarily of revenue related to our figure magazine, which we discontinued during Fiscal 2009.  Corporate and Other operating costs include unallocated general and administrative expenses; shared services; insurance; information systems support; corporate depreciation and amortization; corporate occupancy; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and income taxes.

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
YEAR ENDED JANUARY 30, 2010
(Continued)

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other		Consolidated

Fiscal 2009
Net sales	$1,947,588	$116,631	$383		$2,064,602
Depreciation and amortization	58,340	1,219	16,743		76,302
Income/(loss) from operations	66,205	2,804	(156,557	)(2)	(87,548)
Gain on repurchases of 1.125% Senior Convertible Notes	–	–	13,979		13,979
Net interest expense and other income	–	–	(17,965)		(17,965)
Income tax benefit	–	–	13,572		13,572
Loss from continuing operations	66,205	2,804	(146,971)		(77,962)
Capital expenditures	11,310	42	11,298		22,650

As of January 30, 2010
Total assets	$666,339	$78,519	$416,799		$1,161,657

Fiscal 2008
Net sales	$2,306,061	$167,547	$1,290		$2,474,898
Depreciation and amortization	66,327	1,477	25,937		93,741 (4)
Income/(loss) from operations	73,250	(12,141)	(239,918	)(3)	(178,809)
Net interest expense and other income	–	–	(15,030)		(15,030)
Income tax benefit	–	–	13,488		13,488
Loss from continuing operations	73,250	(12,141)	(241,460)		(180,351)
Capital expenditures	48,247	362	6,710		55,319 (4)

As of January 31, 2009
Total assets	$734,820	$90,450	$451,871		$1,277,141

Fiscal 2007
Net sales	$2,600,891	$120,593	$978		$2,722,462
Depreciation and amortization	70,971	1,392	22,107		94,470 (4)
Income/(loss) from operations	192,499	(1,059)	(175,109	)(5)	16,331
Net interest expense and other income	–	–	(9,256)		(9,256)
Income tax provision	–	–	(11,238)		(11,238)
Extraordinary item, net of income taxes	–	–	912		912
Loss from continuing operations	192,499	(1,059)	(194,691)		(3,251)
Capital expenditures	109,510	1,092	24,812		135,414 (4)

As of February 2, 2008
Total assets	$887,862	$104,509	$496,947		$1,489,318 (6)
____________________
(1) Includes LANE BRYANT WOMAN catalog and SHOETRADER.COM, which were discontinued during the second quarter of Fiscal 2009.

(2)   Includes impairment of store assets of $15,741 and restructuring and other costs of $31,719(see “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above).

(3) Includes impairment of store assets goodwill, and trademarks of $81,498 and restructuring and other costs of $33,145.

(4)   Excludes $776 of depreciation and amortization and $481 of capital expenditures in Fiscal 2008, and $2,823 of depreciation and amortization and $2,295 of capital expenditures in Fiscal 2007 related to our discontinued operations.

(5) Includes impairment of store assets and goodwill of $27,197 and restructuring charges of $5,332.

(6) Excludes assets related to our discontinued operations of $121,695.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 20.  FAIR VALUE MEASUREMENTS

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

•      Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to ASC 820-10 as of January 30, 2010 were as follows:

		Fair Value Method Used
(In thousands)	Balance	Level 2	Level 3(1)

January 30, 2010
Assets
Available-for-sale securities(2)	$200	$200

January 31, 2009
Assets
Available-for-sale securities(2)	$6,398	$6,398
Certificates and retained interests in securitized receivables	94,453		$94,453

Liabilities
Servicing liability	3,046		3,046
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

Prior to the sale of our proprietary credit card programs (see “NOTE 12. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 17.  ASSET SECURITIZATION” above) we estimated the fair value of our certificates and retained interests in our securitized receivables based on the present value of future expected cash flows using assumptions for the average life of the receivables sold, anticipated credit losses, and the appropriate market discount rate commensurate with the risks involved.  This cash flow included an “interest-only” (“I/O”) strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

The fair value of our servicing liability represents the present value of the excess of our cost of servicing the proprietary credit card programs over the servicing fees received.  We determined the fair value by calculating all costs associated with billing, collecting, maintaining, and providing customer service during the expected life of the securitized credit card receivable balances.  We discounted the amount of these costs in excess of the servicing fees over the estimated life of the receivables sold.  The discount rate and estimated life assumptions used for the present value calculation of the servicing liability were consistent with those used to value the certificates and retained interests.

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance February 2, 2008	$115,912	$3,038
Additions to I/O strip and servicing liability	34,353	5,175
Net reductions to other retained interests	(17,213)	–
Net reductions and maturities of QSPE certificates	(285)	–
Amortization of the I/O strip and servicing liability	(38,347)	(5,167)
Valuation adjustments to the I/O strip and servicing liability	33	0
Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	19,402	2,978
Net additions to other retained interests	39,928	–
Net reductions and maturities of QSPE certificates	(150)	–
Amortization of the I/O strip and servicing liability	(21,925)	(3,040)
Valuation adjustments to the I/O strip and servicing liability	4,939	0
Sale of asset securitization program assets and liabilities	(136,647)	(2,984)
Balance, October 30, 2009(1)	$0	$0

(1) The date of sale of the proprietary credit card receivables programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

NOTE 21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	January 30, 2010		January 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$186,580	$186,580	$93,759	$93,759
Available-for-sale securities	200	200	6,398	6,398
Investment in asset-backed securities	0	0	94,453	94,453

Liabilities:
1.125% Senior Convertible Notes due 2014	147,531	141,279	202,087	75,295
6.07% mortgage note, due October 2014	9,777	9,068	10,419	9,617
6.53% mortgage note, due November 2012	3,850	3,763	5,250	5,094
7.77% mortgage note, due December 2011	6,549	6,560	7,249	7,227
Other long-term debt	0	0	422	399

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

NOTE 22.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First		Second		Third		Fourth
(In thousands, except per share amounts)	Quarter		Quarter		Quarter		Quarter

Fiscal Year Ended January 30, 2010
Net sales	$538,136		$527,217		$460,237		$539,012
Gross profit	287,575		263,859		236,816		235,367
Net income/(loss)	(6,561	)(1)	4,983	(2)	(48,362	)(3)	(28,022	)(4)
Basic net income/(loss)loss per share	(0.06	)(1)	0.04	(2)	(0.42	)(3)	(0.24	)(4)
Diluted net income/(loss) per share	(0.06	)(1)	0.04	(2)	(0.42	)(3)	(0.24	)(4)
____________________
(1) Includes restructuring and other charges of $8,705 ($(0.08) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(2) Includes restructuring and other charges of $7,768 ($(0.07) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(3) Includes restructuring and other charges of $14,746 ($(0.13) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(4) Includes store impairment charges of $15,741 ($(0.14) per diluted share) and restructuring charges of $500 ($(0.00) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 30, 2010
(Continued)

	First		Second		Third		Fourth
(In thousands, except per share amounts)	Quarter		Quarter		Quarter		Quarter

Fiscal Year Ended January 31, 2009
Net sales	$641,346		$648,616		$553,066		$631,870
Gross profit(1)	326,919		302,830		253,871		263,891
Loss from continuing operations	(949	)(2)	(5,523	)(3)	(59,886	)(4)	(113,993	)(5)
Loss from discontinued operations	(45,894	)(6)	(5,153)		(23,875)		0
Net loss	(46,843	)(2)	(10,676	)(3)	(83,761	)(4)	(113,993	)(5)
Basic net loss per share:
Continuing operations	$(0.01	)(2)	$(0.05	)(3)	$(0.52	)(4)	$(0.99	)(5)
Discontinued operations	(0.40	)(6)	(0.05)		(0.21)		0.00
Net loss(7)	(0.41	)(2)	(0.09	)(3)	(0.73	)(4)	(0.99	)(5)
Diluted net loss per share:
Continuing operations	(0.01	)(2)	(0.05	)(3)	(0.52	)(4)	(0.99	)(5)
Discontinued operations	(0.40	)(6)	(0.05)		(0.21)		0.00
Net loss(7)	(0.41	)(2)	(0.09	)(3)	(0.73	)(4)	(0.99	)(5)
____________________
(1) Includes reclassifications to conform to the current-year presentation (see “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Reclassifications” above).

(2) Includes restructuring charges of $3,611 ($2,257 after tax or $(0.02) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(3) Includes restructuring and other charges of $14,945 ($9,341after tax or $(0.08) per diluted share). See “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(4)   Includes store impairment charges of $20,216 ($(0.18) per diluted share) and restructuring and other charges of $6,391 ($(0.06) per diluted share). See “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(5)   Includes store impairment charges of $16,576 ($(0.14) per diluted share), goodwill and trademark impairment charges of $44,706 ($(0.39) per diluted share), and restructuring charges of $8,198 ($(0.07) per diluted share). See “NOTE 13. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 14. RESTRUCTURING AND OTHER CHARGES” above.

(6) The loss from discontinued operations for the first quarter includes an estimated loss on disposition of $39,170 ($(0.34) per diluted share), net of a tax benefit of $6,081.

(7) Results may not add due to rounding.

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

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of January 30, 2010 appears on page 77 of this Report on Form 10-K, and is incorporated herein by reference.  The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 78 - 79 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted the Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy (the “Policy”) that applies to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, and principal accounting officer.  The Policy has been filed as Exhibit 14 to this report on Form 10-K.  We have also adopted the Charming Shoppes, Inc. Complete Principles of Corporate Governance (the “Principles”) and charters (the “Charters”) for the audit committee, the compensation committee, and the corporate governance and nominating committee of our Board of Directors.  The Policy, Principles, and Charters are available on our internet website, www.charmingshoppes.com, in the “About Us” section, under “Corporate Governance”.  A copy of the Policy, Principles, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 3750 State Road, Bensalem, PA, 19020.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Page
(a)(1) Financial Statements

Management’s Report on Internal Control over Financial Reporting	77

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting	78-79

Report of Independent Registered Public Accounting Firm	80

Consolidated Balance Sheets – January 30, 2010 and January 31, 2009	81

Consolidated Statements of Operations and Comprehensive Income –
Years Ended January 30, 2010, January 31, 2009, and February 2, 2008	82

Consolidated Statements of Stockholders’ Equity – Years Ended
January 30, 2010, January 31, 2009, and February 2, 2008	83-84

Consolidated Statements of Cash Flows – Years Ended
January 30, 2010, January 31, 2009, and February 2, 2008	85-86

Notes to Consolidated Financial Statements	87

(a)(2) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts and Reserves	186

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

4.6	Form of 1.125% Senior Convertible Note due 2014 (included in Exhibit 4.5).

4.7
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

4.8
Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of December 19, 2009, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., those certain subsidiaries parties as guarantors, the financial institutions from time to time parties as lenders, and Wells Fargo Retail Finance, LLC, a Delaware limited liability company, in its capacity as agent for lenders.

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

10.1.3
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

10.1.4
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

10.1.5
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

10.1.6
Sixth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated October 30, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.7
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

10.1.8
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

10.1.9
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

10.1.10
Series 1999-2 Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.11
Letter Agreement, dated as of March 13, 2009 to Certificate Purchase Agreement, dated as of May 28, 1999 (as amended), among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser, Spirit of America, Inc. as Servicer, Clipper Receivables Company, LLC as Class A Purchaser, and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1.12
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

10.1.13
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

10.1.14
Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005 (File No. 000-07258, Exhibit 99).

10.1.15
Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.1.9).

10.1.16
Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.1.12).

10.1.17
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (File No. 000-07258, Exhibit 99.1).

10.1.18
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.19
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

10.1.20
Second Amendment to Purchase and Sale Agreement among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated November 9, 2000, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.21
Third Amendment to Purchase and Sale Agreement among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated May 8, 2001, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.6).

10.1.22
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

10.1.23
Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.2).

10.1.24
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.3).

10.1.25
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.4).

10.1.26
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.5).

10.1.27
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

10.1.28
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

10.1.29
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

10.1.30
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

10.1.31
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

10.1.32
Series 2004-VFC Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.33
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.34
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.35
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.36
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.37
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.38
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.39
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

10.1.40
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

10.1.41
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.42
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.43
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.44
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.1.45
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

10.1.46
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

10.1.47
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

10.1.48
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.49
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.50
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.51
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.52
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.53
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.54
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.55
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.56
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).*

10.1.57
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.58
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.59
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.60
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.61
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

10.1.62
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.63
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.64
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.65
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.66
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

10.2.7
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 1, 2009, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 1, 2009 (File No. 000-07258, Exhibit 10.12).

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

10.2.24
2004 Stock Award and Incentive Plan, as Amended and Restated April 30, 2009, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.2.25
Form of 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.2.26
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 23, 2009, filed on March 27, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.27
Charming Shoppes, Inc. Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Performance Shares) 2008 Revisions, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

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

10.2.58	Offer Letter dated as of June 30, 2008 by and between Charming Shoppes, Inc. and Brian Woolf.

10.2.59	Offer Letter dated as of September 15, 2008 by and between Charming Shoppes, Inc. and Jay Levitt,

10.2.60
Offer Letter dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.61
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.2.62
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.2.63
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.2.64
Form of Amendment to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.65
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.66
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.2.37).

10.2.67
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.1)

10.2.68
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.3)

10.2.69
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.2)

10.2.70
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.3)

10.2.71
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

10.2.72
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.30).

10.2.73
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2008 (File No. 000-07258, Exhibit 10.2.48).

10.2.74
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.31).

10.2.75
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.76
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.77
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.78	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated March 26, 2009.

10.2.79	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated April 2, 2009.

Other Exhibits

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: March 30, 2010	/S/ JAMES P. FOGARTY
James P. Fogarty
President
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ ALAN ROSSKAMM	/S/ JAMES P. FOGARTY
Alan Rosskamm	James P. Fogarty
Non-Executive Chairman of the Board	President
Director	Chief Executive Officer
March 30, 2010	Director
March 30, 2010

/S/ ERIC M. SPECTER	/S/ JOHN J. SULLIVAN
Eric M. Specter	John J. Sullivan
Executive Vice President	Senior Vice President, Corporate Controller
Chief Financial Officer	Chief Accounting Officer
March 30, 2010	March 30, 2010

/S/ ARNAUD AJDLER	/S/ MICHAEL C. APPEL
Arnaud Ajdler	Michael C. Appel
Director	Director
March 30, 2010	March 30, 2010

/S/ RICHARD W. BENNET, III	/S/ YVONNE M. CURL
Richard W. Bennet, III	Yvonne M. Curl
Director	Director
March 30, 2010	March 30, 2010

/S/ MICHAEL GOLDSTEIN	/S/ KATHERINE M. HUDSON
Michael Goldstein	Katherine M. Hudson
Director	Director
March 30, 2010	March 30, 2010

/S/ M. JEANNINE STRANDJORD
M. Jeannine Strandjord
Director
March 30, 2010

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

4.6	Form of 1.125% Senior Convertible Note due 2014 (included in Exhibit 4.5).

4.7
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

4.8
Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of December 19, 2009, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., those certain subsidiaries parties as guarantors, the financial institutions from time to time parties as lenders, and Wells Fargo Retail Finance, LLC, a Delaware limited liability company, in its capacity as agent for lenders.

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

10.1.3
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

10.1.4
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

10.1.5
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

10.1.6
Sixth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated October 30, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.7
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

10.1.8
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

10.1.9
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

10.1.10
Series 1999-2 Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.11
Letter Agreement, dated as of March 13, 2009 to Certificate Purchase Agreement, dated as of May 28, 1999 (as amended), among Charming Shoppes Receivables Corp., as Seller and Class B Purchaser, Spirit of America, Inc. as Servicer, Clipper Receivables Company, LLC as Class A Purchaser, and State Street Global Markets, LLC, as Administrator for the Class A Purchaser, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1.12
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

10.1.13
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

10.1.14
Purchase Agreement dated as of March 14, 2005 between Citibank USA, N.A., Spirit of America National Bank and Catherines, Inc., incorporated by reference to Form 8-K of the Registrant dated March 18, 2005, filed on March 22, 2005 (File No. 000-07258, Exhibit 99).

10.1.15
Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 31, 1996, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2002 (File No. 000-07258, Exhibit 10.1.9).

10.1.16
Amendment to Credit Card Processing Agreement, among World Financial Network National Bank, Lane Bryant, Inc., and Sierra Nevada Factoring, Inc., dated as of January 28, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.1.12).

10.1.17
Purchase Agreement dated as of October 31, 2007 between World Financial Network National Bank, Spirit of America National Bank, Lane Bryant, Inc., Sierra Nevada Factoring, Inc., and Charming Shoppes Outlet Stores, LLC, incorporated by reference to Form 8-K of the Registrant dated October 31, 2007, filed on November 5, 2007 (File No. 000-07258, Exhibit 99.1).

10.1.18
Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of November 25, 1997, incorporated by reference to Form S-1/A of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1(a)).

10.1.19
First Amendment to Purchase and Sale Agreement, among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated as of July 22, 1999, incorporated by reference to Form 8-K of Charming Shoppes Receivables Corp. (File No. 333-71757, Exhibit 10.1).

10.1.20
Second Amendment to Purchase and Sale Agreement among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated November 9, 2000, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.21
Third Amendment to Purchase and Sale Agreement among Spirit of America National Bank, as Seller, and Charming Shoppes Receivables Corp., as Purchaser, dated May 8, 2001, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.6).

10.1.22
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

10.1.23
Charming Shoppes Master Trust $63,500,000 Fixed Rate Class A Asset Backed Certificates, Series 2002-1 and $16,500,000 Fixed Rate Class B Asset Backed Certificates, Series 2002-1 Certificate Purchase Agreement, dated as of November 22, 2002, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.2).

10.1.24
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class C Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.3).

10.1.25
Certificate Purchase Agreement, dated as of November 22, 2002, among Wachovia Bank, National Association, as Trustee, Charming Shoppes Receivables Corp., as Seller, Spirit of America, Inc., as Servicer, and The Class D Holders described therein, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.4).

10.1.26
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.5).

10.1.27
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

10.1.28
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

10.1.29
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

10.1.30
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

10.1.31
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

10.1.32
Series 2004-VFC Payoff and Release Agreement, dated October 25, 2009, incorporated by reference to Form 8-K of the Registrant dated October 30, 2009, filed on November 3, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.33
Certificate Purchase Agreement, dated as of July 21, 2004, among Charming Shoppes Receivables Corp., Fashion Service Corp., Spirit of America, Inc., and Barclay’s Capital Inc. (as representative of the Initial Purchasers), incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.6).

10.1.34
Certificate Purchase Agreement, dated as of August 5, 2004, among Wachovia Bank, National Association as Trustee, Charming Shoppes Receivables Corp. as Seller, Spirit of America, Inc. as Servicer, and Clipper Receivables Company LLC as Initial Class C Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.7).

10.1.35
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.36
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.37
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.38
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.39
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

10.1.40
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

10.1.41
Series 2007-1 Supplement dated as of October 17, 2007 to the Second Amended and Restated Pooling and Servicing Agreement dated as of November 25, 1997 and heretofore amended among CSRC, SOAI and Trustee, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.42
Class A, Class M, and Class B Certificate Purchase Agreement dated as of October 10, 2007 among CSRC, SOAI, Barclays Capital, Inc. and Fashion Service Corp, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.43
Class C Purchase Agreement dated as of October 17, 2007 among CSRC, SOAI, Trustee, Galleon Capital, LLC, and Clipper Receivables Company, LLC, incorporated by reference to Form 8-K of the Registrant dated October 17, 2007, filed on October 22, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.44
Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2005, among Catalog Receivables LLC as Seller, Spirit of America, Inc. as Servicer, Sheffield Receivables Corporation as Purchaser, and Barclays Bank PLC as Administrator, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 2006 (File No. 000-07258, Exhibit 10.1.31).

10.1.45
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

10.1.46
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

10.1.47
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

10.1.48
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.49
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.50
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.51
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.52
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.53
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.54
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.55
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.56
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.57
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).

10.1.58
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).

10.1.59
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).

10.1.60
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).

10.1.61
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

10.1.62
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.63
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.64
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.65
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.66
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

10.2.7
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated, Effective May 1, 2009, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 1, 2009 (File No. 000-07258, Exhibit 10.12).

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

10.2.24
2004 Stock Award and Incentive Plan, as Amended and Restated April 30, 2009, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.2.25
Form of 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.2.26
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 23, 2009, filed on March 27, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.27
Charming Shoppes, Inc. Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Performance Shares) 2008 Revisions, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

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

10.2.58	Offer Letter dated as of June 30, 2008 by and between Charming Shoppes, Inc. and Brian Woolf.

10.2.59	Offer Letter dated as of September 15, 2008 by and between Charming Shoppes, Inc. and Jay Levitt,

10.2.60
Offer Letter dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.61
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.2.62
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.2.63
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.2.64
Form of Amendment to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.65
The Charming Shoppes, Inc. 1993 Employees’ Stock Incentive Plan Restricted Stock Agreement, dated as of May 13, 2004, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 2004 (File No. 000-07258, Exhibit 10.8).

10.2.66
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement, dated as of January 3, 2005, between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2005 (File No. 000-07258, Exhibit 10.2.37).

10.2.67
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.1)

10.2.68
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.3)

10.2.69
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.2)

10.2.70
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed on February 8, 2006 (File No. 000-07258, Exhibit 99.3)

10.2.71
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

10.2.72
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.30).

10.2.73
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2008 (File No. 000-07258, Exhibit 10.2.48).

10.2.74
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.31).

10.2.75
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.76
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.77
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.78	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated March 26, 2009.

10.2.79	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated April 2, 2009.

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II

CHARMING SHOPPES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
(In thousands)	Of Year	Income	Deductions		Year

Fiscal Year Ended January 30, 2010
Allowance for sales returns	$2,037	$98,357	$98,387	(1)	$2,007
Deferred tax asset valuation allowance	62,201	42,942	30,509	(2)	74,634

Fiscal Year Ended January 31, 2009
Allowance for sales returns	2,162	98,692	98,817	(1)	2,037
Deferred tax asset valuation allowance	0	62,201	0		62,201

Fiscal Year Ended February 2, 2008
Allowance for sales returns	2,655	107,547	108,040	(1)	2,162
Deferred tax asset valuation allowance	0	0	0		0

(1) Decreases in allowance for estimated sales returns.

(2)    Related primarily to the ability to carry back the Fiscal 2008 net operating loss five years instead of the general two-year carryback as a result of H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.”