Form 10-Q
period 2010-05-01
CHARMING SHOPPES INC
filed 2010-06-03
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of June 1, 2010 was 115,864,755 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1,	January 30,
(In thousands, except share amounts)	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$191,328	$186,580
Available-for-sale securities	0	200
Accounts receivable, net of allowances of $5,964 and $5,345	8,691	33,647
Merchandise inventories	303,199	267,525
Deferred taxes	7,375	5,897
Prepayments and other	139,283	128,053
Total current assets	649,876	621,902

Property, equipment, and leasehold improvements – at cost	1,027,569	1,026,815
Less accumulated depreciation and amortization	731,548	721,732
Net property, equipment, and leasehold improvements	296,021	305,083

Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	23,936	24,104
Total assets	$1,180,401	$1,161,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,972	$126,867
Accrued expenses	151,568	153,175
Current portion – long-term debt	6,333	6,265
Total current liabilities	301,873	286,307

Deferred taxes	52,557	52,683
Other non-current liabilities	184,326	186,175
Long-term debt, net of debt discount of $39,968 and $42,105	172,084	171,558

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 154,434,954 shares and 154,234,657 shares	15,443	15,423
Additional paid-in capital	505,745	505,033
Treasury stock at cost – 38,571,746 shares	(348,241)	(348,241)
Retained earnings	296,614	292,719
Total stockholders’ equity	469,561	464,934
Total liabilities and stockholders’ equity	$1,180,401	$1,161,657

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
(In thousands, except per share amounts)	2010	2009

Net sales	$504,805	$538,136

Cost of goods sold	228,216	250,561
Gross profit	276,589	287,575

Occupancy and buying expenses	92,224	102,556
Selling, general, and administrative expenses	159,173	157,502
Depreciation and amortization	16,811	20,082
Restructuring and other charges	889	8,705
Total operating expenses	269,097	288,845

Income/(loss) from operations	7,492	(1,270)

Other income	138	198
Gain on repurchases of 1.125% Senior Convertible Notes	0	4,251
Interest expense	(4,474)	(5,020)

Income/(loss) before income taxes	3,156	(1,841)
Income tax (benefit)/provision	(739)	4,720

Net income/(loss)	3,895	(6,561)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities	0	(5)

Comprehensive income/(loss)	$3,895	$(6,566)

Basic net income/(loss) per share	$0.03	$(0.06)

Diluted net income/(loss) per share	$0.03	$(0.06)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
(In thousands)	2010	2009

Operating activities
Net income/(loss)	$3,895	$(6,561)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	17,039	20,524
Stock-based compensation	1,074	1,710
Accretion of discount on 1.125% Senior Convertible Notes	2,137	2,884
Deferred income taxes	(1,604)	1,246
Gain on repurchases of 1.125% Senior Convertible Notes	0	(4,251)
Write-down of capital assets	0	3,828
Net loss from disposition of capital assets	538	143
Net loss from securitization activities	0	1,225
Changes in operating assets and liabilities
Accounts receivable, net	24,956	25,279
Merchandise inventories	(35,674)	(32,072)
Accounts payable	17,105	46,295
Prepayments and other	(10,853)	(11,547)
Accrued expenses and other	(4,427)	(13,464)
Net cash provided by operating activities	14,186	35,239

Investing activities
Investment in capital assets	(7,763)	(4,702)
Proceeds from sales of securities	200	7,471
(Increase)/decrease in other assets	10	(449)
Net cash provided/(used) by investing activities	(7,553)	2,320

Financing activities
Repayments of long-term borrowings	(1,543)	(1,841)
Repurchases of 1.125% Senior Convertible Notes	0	(5,631)
Net (payments)/proceeds from shares issued under employee stock plans	(342)	39
Net cash used by financing activities	(1,885)	(7,433)

Increase in cash and cash equivalents	4,748	30,126
Cash and cash equivalents, beginning of period	186,580	93,759
Cash and cash equivalents, end of period	$191,328	$123,885

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  The results of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, “Fiscal 2010” refers to our fiscal year ending January 29, 2011, “Fiscal 2009” refers to our fiscal year ended January 30, 2010, “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  “Fiscal 2010 First Quarter” refers to our fiscal quarter ended May 1, 2010 and “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 2, 2009. “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009, “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended October 31, 2009, and “Fiscal 2009 Fourth Quarter” refers to our fiscal quarter ended January 30, 2010.  “Fiscal 2010 Second Quarter” refers to our fiscal quarter ending July 31, 2010 and “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Reclassifications

Effective with the Fiscal 2009 Second Quarter we modified the presentation of our condensed consolidated statements of operations and comprehensive income to provide additional details of our operating expenses.  The modifications consist primarily of separate disclosure of cost of goods sold and occupancy and buying expenses, and the reclassification of depreciation and amortization from occupancy, buying, selling, general, and administrative expenses to a separate line within operating expenses.  Comparative amounts for the Fiscal 2009 First Quarter have been reclassified to conform to the current presentation.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

	May 1,	January 30,
(In thousands)	2010	2010

Due from customers	$14,655	$38,992
Allowance for doubtful accounts	(5,964)	(5,345)
Net accounts receivable	$8,691	$33,647

Note 3. Long-term Debt

	May 1,	January 30,
(In thousands)	2010	2010

1.125% Senior Convertible Notes, due May 2014	$189,636	$189,636
Capital lease obligations	9,290	10,116
6.07% mortgage note, due October 2014	9,593	9,777
6.53% mortgage note, due November 2012	3,500	3,850
7.77% mortgage note, due December 2011	6,366	6,549
Total long-term debt principal	218,385	219,928
Less unamortized discount on 1.125% Senior Convertible Notes	(39,968)	(42,105)
Long-term debt – carrying value	178,417	177,823
Current portion	(6,333)	(6,265)
Net long-term debt	$172,084	$171,558

Upon maturity of the 1.125% Senior Convertible Notes (the “1.125% Notes”) we will be obligated to repay the principal value of the outstanding notes.  During the Fiscal 2009 First Quarter we repurchased $13,500,000 aggregate principal amount of 1.125% Notes with $3,438,000 of unamortized discount for a purchase price of $5,631,000 and recognized a gain of $4,251,000 net of unamortized issue costs.  Subsequent to the end of the Fiscal 2010 First Quarter we repurchased additional 1.125% Notes (see “Note 14. Subsequent Events” below).

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

We have a loan and security agreement (the “Agreement”) for a $225,000,000 senior secured revolving credit facility that provides for committed revolving credit availability through July 31, 2012.  The amount of credit available from time to time under the Agreement is determined as a percentage of the value of eligible inventory, accounts receivable, and cash, as reduced by certain reserves.  In addition, the Agreement includes an option allowing us to increase our credit facility up to $300,000,000, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100,000,000 of the $225,000,000 may be used for letters of credit.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Long-term Debt (Continued)

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of May 1, 2010 the applicable rates under the facility were 6.00% (Base Rate plus 2.75%) for Base Rate Loans and 4.02% (LIBOR plus 3.75%) for Eurodollar Rate Loans.

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

As of May 1, 2010 we had an aggregate total of $5,530,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of May 1, 2010.

Note 4. Stockholders’ Equity

The following table summarizes changes in total stockholders’ equity for the Fiscal 2010 First Quarter:

Thirteen
Weeks Ended
May 1,
(Dollars in thousands)	2010

Total stockholders’ equity, beginning of period	$464,934
Net income	3,895
Issuance of common stock (200,297 shares), net of shares withheld for payroll taxes	(342)
Stock-based compensation	1,074
Total stockholders’ equity, end of period	$469,561

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 10.  Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).

Shares available for future grants under our stock-based compensation plans as of May 1, 2010 were as follows:

2004 Stock Award and Incentive Plan	2,250,299
2003 Non-Employee Directors Compensation Plan	161,897
1994 Employee Stock Purchase Plan	522,173
1988 Key Employee Stock Option Plan	123,371

Stock option and stock appreciation rights activity for the thirteen weeks ended May 1, 2010 was as follows:

		Average				Aggregate
	Option/	Option/				Intrinsic
	SARs	SARs	Option/SARs			Value(1)
	Shares	Price	Prices per Share			(000’s)

Outstanding at January 30, 2010	7,076,953	$2.92	$0.99	–	$13.84	$20,421
Granted – exercise price equal to market price	877,731	5.23	5.18	–	6.62
Canceled/forfeited	(481,326)	5.28	1.00	–	6.81
Exercised	(2,399)	1.42	1.00	–	2.93	11	(2)
Outstanding at May 1, 2010	7,470,959	$3.04	$0.99	–	$13.84	19,396
Exercisable at May 1, 2010	1,453,194	$4.30	$1.00	–	$13.84	1,942
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
(In thousands)	2010	2009

Total stock-based compensation expense	$1,074	$1,710

During the Fiscal 2009 Second Quarter and the Fiscal 2008 Second Quarter we granted cash-settled RSUs under our 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with ASC 718-10-25-11, “Compensation – Stock Compensation; Recognition.”  Compensation expense related to cash-settled RSUs is recognized over the vesting period of one year from the date of grant and included in “Accrued expenses” in our consolidated balance sheets.  Compensation expense of $241,000 for the thirteen weeks ended May 1, 2010 and $282,000 for the thirteen weeks ended May 2, 2009 related to these cash-settled RSUs has been excluded from the above table.  Total compensation expense for cash-settled RSUs has been fully recognized as of May 1, 2010.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans (Continued)

We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  Estimates and assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding, was $11,154,000 as of May 1, 2010.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

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

	Thirteen Weeks Ended
	May 1,	May 2,
(In thousands)	2010	2009

Loyalty card revenues recognized	$4,407	$5,019

Accrued expenses include $2,402,000 as of May 1, 2010 and $3,161,000 as of January 30, 2010 for the estimated costs of discounts earned and coupons issued and not yet redeemed under these programs.

Note 7. Net Income/(Loss) per Share

	Thirteen Weeks Ended
	May 1,	May 2,
(In thousands, except per share amounts)	2010	2009

Basic weighted average common shares outstanding	116,003	115,180
Dilutive effect of stock options, stock appreciation rights, and awards	2,410	0	(1)
Diluted weighted average common shares and equivalents outstanding	118,413	115,180

Net income/(loss) used to determine basic and diluted net loss per share	$3,895	$(6,561)
____________________
(1) Stock options, stock appreciation rights (“SARs”), and awards are excluded from the computation of diluted net income/(loss) per share as their effect would have been anti-dilutive.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Net Income/(Loss) per Share (Continued)

	Thirteen Weeks Ended
	May 1,	May 2,
(In thousands, except per share amounts)	2010	2009

Options/SARs with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:
Number of shares	531	0	(1)
Weighted average exercise price per share	$7.31	–
____________________
(1) Stock options and stock appreciation rights (“SARs”) are excluded from the computation of diluted net income/(loss) per share as their effect would have been anti-dilutive.

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share, we would include the dilutive effect of the additional potential shares that may be issued related to our warrants, using the treasury stock method.  See “Note 3. Long-term Debt” above and “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further information regarding our 1.125% Notes, call options, and warrants.

Note 8. Income Taxes

We calculate our interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting.”  Due to the variability in pre-tax income/(loss) that we have experienced and the existence of a full valuation allowance on our net deferred tax assets, we have concluded that computing our actual year-to-date effective tax rate (as opposed to estimating our annual effective tax rate) provides an appropriate basis for recording income taxes in our interim periods.  Additionally, we record an income tax expense or benefit that does not relate to ordinary income/(loss) in the current fiscal year discretely in the interim period in which it occurs.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the income tax provision/(benefit) we make certain estimates and management judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets.  Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

In accordance with ASC 740, “Income Taxes,” we recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss (“NOL”) and credit carryforwards.  ASC 740 requires recognition of a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  During Fiscal 2009 we increased the valuation allowance and recognized an additional non-cash provision, net of a tax benefit resulting from the carryback of remaining Fiscal 2008 NOLs pursuant to H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009,” which was signed into law on November 6, 2009.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  Pursuant to ASC 740, when our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.  As a result of our available Fiscal 2009 net operating loss carryforwards we are able to offset Federal and certain state income tax liabilities estimated for Fiscal 2010.

Income taxes receivable, which primarily include available NOL carrybacks for Fiscal 2009 and Fiscal 2008 and amended return receivables, included in “Prepayments and other” on our condensed consolidated balance sheets, were as follows:

	May 1,	January 30,
(In thousands)	2010	2010

Income taxes receivable	$50,574	$50,609

As of May 1, 2010 our gross unrecognized tax benefits associated with uncertain tax positions were $29,877,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $20,131,000.  The accrued interest and penalties as of May 1, 2010 were $18,052,000.  During the thirteen weeks ended May 1, 2010 the gross unrecognized tax benefits increased by $104,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income decreased by $20,000.  Accrued interest and penalties decreased by $19,000 during the thirteen weeks ended May 1, 2010.

As of May 1, 2010 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $589,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Asset Securitization

On October 30, 2009 we sold our proprietary credit card receivables programs to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation, and entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  Prior to the sale of the proprietary credit card receivables programs, our proprietary credit card receivables were originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank under our asset securitization program.  The sale of our proprietary credit card receivables programs and the operations of our asset securitization program prior to the sale of our proprietary credit card receivables programs is more fully described in “Item 8. Financial Statements and Supplementary Data; Note 12. Sale of Proprietary Credit Card Receivables Programs” and “Note 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  See “Note 12. Fair Value Measurements” below for further information related to our certificates and retained interests in our securitized receivables prior to the sale of the proprietary credit card receivables programs.

The following table presents additional information relating to the receivables in our Trust prior to the sale of the credit card portfolio:

Thirteen
Weeks Ended
May 2,
(In thousands)	2009

Proceeds from sales of new receivables to QSPE	$175,720
Collections reinvested in revolving-period securitizations	236,516
Cash flows received on retained interests	18,981
Servicing fees received	2,470
Net credit losses	11,618

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

The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET®), FASHION BUG®, and CATHERINES PLUS SIZES®, and, in Fiscal 2009, our PETITE SOPHISTICATE OUTLET® brand.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related e-commerce sales under our FIGI’S title.

During Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN® catalog and our SHOETRADER.COM® website, which were included in our Direct-to-Consumer segment.  During the Fiscal 2009 Second Quarter we completed the closing of our LANE BRYANT WOMAN catalog and during the third quarter of Fiscal 2009 we completed the closing of our SHOETRADER.COM website.  During the Fiscal 2009 Third Quarter we decided to close our PETITE SOPHISTICATE OUTLET stores and convert a majority of the space to CATHERINES stores in outlet locations, which was completed during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

During the Fiscal 2009 Third Quarter we completed the sale of our proprietary credit card receivables programs.  As a result of the sale, we began to allocate the operating results of our credit card operations, including revenue from our customer loyalty programs, to the Retail Stores segment.  Accordingly, we have restated the results of the Retail Stores and Corporate and Other segments for the Fiscal 2009 First Quarter to reflect this change in how our chief operating decision-makers evaluate the performance of our operating segments.

The accounting policies of the segments are generally the same as those described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services and insurance to our Retail Stores or Direct-to-Consumer segments.  Information systems support costs are not allocated to the Retail Stores segment but are allocated to the Direct-to-Consumer segment.  Operating costs for our Retail Stores segment consist primarily of store selling, occupancy, buying, and warehousing.  Operating costs for our Direct-to-Consumer segment consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.

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

Operating segment assets are those directly used in, or allocable to, that segment’s operations.  Operating assets for the Retail Stores segment consist primarily of inventories; the net book value of store facilities; goodwill; and intangible assets.  Operating assets for the Direct-to-Consumer segment consist primarily of trade receivables; inventories; deferred advertising costs; the net book value of catalog operating facilities; goodwill; and intangible assets.  Corporate and Other assets include: corporate cash and cash equivalents; the net book value of corporate and distribution center facilities; deferred income taxes; and other corporate long-lived assets.

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended May 1, 2010
Net sales	$492,074	$12,731	$0		$504,805
Depreciation and amortization	13,119	298	3,394		16,811
Income/(loss) from operations	27,949	(1,666)	(18,791	)(1)	7,492
Net interest expense and other income			(4,336)		(4,336)
Income tax benefit			739		739
Net income/(loss)	27,949	(1,666)	(22,388)		3,895
Capital expenditures	5,270	0	2,493		7,763
____________________
(1) Includes restructuring and other charges of $889 (see “Note 11. Restructuring and Other Charges” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended May 2, 2009
Net sales	$518,311	$19,455	$370	(1)	$538,136
Depreciation and amortization	15,110	346	4,626		20,082
Income/(loss) from operations	37,337	(6,451)	(32,156	)(2)	(1,270)
Gain on repurchases of 1.125% Senior Convertible Notes			4,251		4,251
Net interest expense and other income			(4,822)		(4,822)
Income tax provision			(4,720)		(4,720)
Net income/(loss)	37,337	(6,451)	(37,447)		(6,561)
Capital expenditures	3,607	0	1,095		4,702
____________________
(1) Revenues related to figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(2) Includes restructuring and other charges of $8,705 (see “Note 11. Restructuring and Other Charges” below).

Note 11. Restructuring and Other Charges

The following table summarizes our restructuring and other charges:

					Total
	Costs	Costs Incurred	Estimated		Estimated/
	Incurred	for Thirteen	Remaining		Actual
	as of	Weeks Ended	Costs		Costs as of
	January 30,	May 1,	To be		May 1,
(In thousands)	2010	2010(1)	Incurred		2010

Fiscal 2008 Announcements
Lease termination and accretion charges	$11,141	$(67)	$2,135	(2)	$13,209
Severance, retention, and other costs	4,963	135	29		5,127

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Non-cash accelerated depreciation	643	(31)	0		612
Store lease termination charges	1,215	0	0		1,215
Other non-cash costs	195	0	0		195
Closing of under-performing stores:
Store lease termination charges	749	799	7,201		8,749
Total	$18,906	$836	$9,365		$29,107
____________________
  (1)  Excludes $53 of retention costs related to the sale of our proprietary credit card receivables programs, which are included in “Restructuring and Other Charges” in the accompanying condensed consolidated statement of operations and comprehensive income for the thirteen weeks ended May 1, 2010.

(2) Accretion charges related to lease termination liability for retained non-core misses apparel assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges (Continued)

The following table summarizes our accrued restructuring and other charges:

		Costs Incurred
	Accrued	For Thirteen		Accrued
	as of	Weeks Ended		as of
	January 30,	May 1,	Payments/	May 1,
(In thousands)	2010(1)	2010	Settlements	2010(1)

Fiscal 2008 Announcements
Severance and retention costs(2)	$1,941	$(16)	$(672)	$1,253
Non-core misses apparel assets:
Lease termination charges	10,285	(67)	(868)	9,350
Other costs	158	0	(3)	155
Transformational initiatives:
Severance and retention costs	236	147	(205)	178

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	1,215	0	0	1,215
Closing of under-performing stores:
Store lease termination charges	714	744	(185)	1,273
Total	$14,549	$808	$(1,933)	$13,424
____________________
(1) Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.
(2) Primarily severance for departure of former CEO, the closing of our LANE BRYANT WOMAN catalog, and the elimination of other positions.

During the Fiscal 2010 First quarter we continued to recognize lease termination costs for facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.  In addition, we recognized lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further information regarding our restructuring and other charges.

As of May 1, 2010 the restructuring charges related to our Fiscal 2007 announcements are complete.  Except for accretion charges related to the lease termination liability for the retained non-core misses apparel assets and severance, retention, and other costs related to our transformational initiatives, our restructuring charges are essentially complete.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for additional details of the total charges related to these announcements.

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

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to ASC 820-10 as of May 1, 2010 were as follows:

	As of		As of	Fair Value
	May 1,		January 30,	Method
(In thousands)	2010		2010	Used

Assets
Available-for-sale securities(1)	–	(2)	$200	Level 2
____________________
(1)  Unrealized gains and losses on our available-for-sale securities are included in stockholders’ equity until realized and realized gains and losses are recognized in income when the securities are sold.

(2) There were no available-for-sale securities as of May 1, 2010.

Prior to the sale of our proprietary credit card receivables programs during the Fiscal 2009 Third Quarter our financial assets included certificates and retained interests in our securitized receivables and our financial liabilities included a servicing liability related to our asset securitization program.  We measured these assets and liabilities using Level 3 inputs and reported them at fair value in accordance with ASC 820-10.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the thirteen weeks ended May 2, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	5,979	1,051
Net reductions to other retained interests	(4,647)	–
Reductions and maturities of QSPE certificates	(1,481)	–
Amortization of the I/O strip and servicing liability	(7,383)	(1,174)
Valuation adjustments to the I/O strip and servicing liability	77	21
Balance, May 2, 2009	$86,998	$2,944

Note 13. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	May 1, 2010			January 30, 2010
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$191,328		$191,328	$186,580		$186,580
Available-for-sale securities	0		0	200		200

Liabilities:
1.125% Senior Convertible Notes, due 2014	149,668	(1)	154,553	147,531	(1)	141,279
6.07% mortgage note, due October 2014	9,593		9,065	9,777		9,068
6.53% mortgage note, due November 2012	3,500		3,448	3,850		3,763
7.77% mortgage note, due December 2011	6,366		6,429	6,549		6,560
____________________
(1) Net of unamortized discount of $39,968 at May 1, 2010 and $42,105 at January 30, 2010 (see “Note 3. Long-term Debt” above).

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Subsequent Events

Subsequent to the end of the Fiscal 2010 First Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $9,945,000 (see “Note 3. Long -term Debt” above).  We expect to recognize a gain on these repurchases of approximately $320,000 net of unamortized issue costs during the Fiscal 2010 Second Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  As used in this management’s discussion and analysis, “Fiscal 2010” refers to our fiscal year ending January 29, 2011, “Fiscal 2009” refers to our fiscal year ended January 30, 2010, “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  “Fiscal 2010 First Quarter” refers to our fiscal quarter ended May 1, 2010 and “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 2, 2009.  “Fiscal 2010 Second Quarter” refers to our fiscal quarter ending July 31, 2010 and “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended October 31, 2009, and “Fiscal 2009 Fourth Quarter” refers to our fiscal quarter ended January 30, 2010.  The terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, which are discussed in more detail in “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010:

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

●
Our inability to successfully manage labor costs, occupancy costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could adversely affect our operating margins and our results of operations.  We cannot assure the successful implementation of our planned cost reduction and capital budget reduction plans or the realization of our anticipated annualized expense savings from our restructuring programs.  Certain key raw materials in our products, such as cotton, wool, and synthetic fabrics, are subject to availability constraints and price volatility.  An increase in the cost or decrease in the availability of such raw materials could adversely affect our operating margins and our results of operations.  In addition, we may be unable to obtain adequate insurance for our operations at a reasonable cost.

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

●
We cannot assure that we will realize the expected benefits from the ten-year private-label credit card operating agreements with Alliance Data.  A significant portion of our sales revenues is generated through our private-label credit cards.  Therefore, changes in the private-label credit card programs that adversely impact our ability to facilitate customer credit may adversely impact our results of operations.  Alliance Data will have discretion over certain policies and arrangements with the cardholders and may change these policies and arrangements in ways that could affect our relationship with the cardholders.  Any such changes could adversely affect our private-label credit card sales and our results of operations.  Our ability to continue to offer private-label credit card programs to our customers will depend on the success of our strategic alliance with Alliance Data.

Credit card operations are subject to numerous Federal and state laws that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of the proprietary credit card receivables programs.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the ten-year operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty.  Such changes could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the ten-year operating agreements.

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

●
Consolidation in the commercial retail real estate industry could affect our ability to successfully negotiate favorable rent terms for our stores in the future.  Our ability to operate successfully as a mall-based retailer is dependent upon our ability to develop and maintain good relationships with our landlords.  Potential consolidation in the commercial retail real estate industry could limit our future ability to negotiate favorable rent terms or to close under-performing stores on favorable terms.  Should a significant consolidation occur, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to the significant leverage they would possess.  If we are unable to negotiate favorable rent terms with these entities and are therefore unable to profitably operate our existing stores, our business, financial condition, and results of operations could be materially and adversely affected.

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

●
The holders of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity of the notes upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Long-Term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010).  Such a repurchase would require significant amounts of cash, would be subject to important limitations on our ability to repurchase, such as the risk of our inability to obtain funds for such repurchase, and could adversely affect our financial condition.

●	Changes to existing accounting rules or the adoption of new rules could have an adverse impact on our reported financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

We have prepared the financial statements and accompanying notes included in “Item 1. Financial Statements” of this report in conformity with United States generally accepted accounting principles.  This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates under different assumptions or conditions.

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  There were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

RECENT DEVELOPMENTS

Subsequent to the end of the Fiscal 2010 First Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $9.9 million (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); “Note 14. Subsequent Events” above).

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

We continue to focus on our primary objective, to stabilize and begin to grow the business.  We improved our focus on our customer and provided more focused core tops and bottoms assortments.  Our comparable store sales improved from decreases of 13% for our Fiscal 2009 Third Quarter and 12% for our Fiscal 2009 Fourth Quarter to a decrease of 2% for our Fiscal 2010 First Quarter.  The improvement was aided by both our assortment positioning and a temporal improvement in the consumer environment.  Our e-commerce sales increased 36% as compared to the Fiscal 2009 First Quarter, benefiting from the August 2009 launch of our new websites and the February 2010 launch of our universal shopping cart.

We are beginning to see strength in launches of our core apparel programs.  However, each of our Retail Stores segment brands continue to experience declines in store traffic.  We continue to adjust our apparel assortments but, with the lead time required for such changes, we continue to be a work in process.  Our adjusted EBITDA (see “EBITDA and Adjusted EBITDA” below) for the Fiscal 2010 First Quarter was $25.2 million as compared to $27.5 million for the Fiscal 2009 First Quarter, as we partially mitigated our comparable-sales-driven decline in gross profit dollars with a margin rate improvement and expense reductions.

Results of Operations

Consolidated net sales for the Fiscal 2010 First Quarter decreased 6% as compared to the Fiscal 2009 First Quarter due primarily to 144 net store closings during the preceding 12-month period, a 2% decrease in consolidated comparable store sales, and the closing of our LANE BRYANT WOMAN catalog and SHOETRADER.COM website during the Fiscal 2009 Second Quarter, which were partially offset by a 36% increase in e-commerce sales.  The rate of decline in store traffic and comparable store sales significantly moderated during the Fiscal 2010 First Quarter as we continued our focus on improved merchandise assortments and the difficult economic environment showed some improvement.  The sales decline reflected under-performance of our early Spring merchandise assortments.

Excluding the impact of costs incurred in the prior year related to the shutdown and liquidation of inventory for the LANE BRYANT WOMAN catalog and SHOETRADER.COM website, our consolidated gross profit as a percentage of net sales was comparable to the prior year.  For the Retail Stores segment, a modest improvement in the gross margin at LANE BRYANT, offset by increased markdowns on early Spring merchandise at our FASHION BUG and CATHERINES brands, resulted in a decrease of 80 basis points in our gross margin.  Our inventory increased approximately 13% on a comparable store basis as compared to the end of the Fiscal 2009 First Quarter, reflecting investments in improved Spring assortments, more focused core tops and bottoms assortments, and new assortments in swimwear and footwear.

We improved our customer focus, providing a better-balanced assortment with a an emphasis on core merchandise while also addressing the fashion needs of our customers.  We know through customer research that size and fit are a priority for our customer.  We are continuing our efforts to leverage and improve our fit expertise and sizing approach to strengthen our overall merchandise programs.

Our occupancy and buying expenses decreased both in dollar amount and as a percent of sales for the Fiscal 2010 First Quarter, primarily related to lower rent expense as a result of the operation of fewer stores and renegotiations of store leases.  Our selling, general, and administrative expenses increased both in dollar amount and as a percentage of sales for the Fiscal 2010 First Quarter as compared to the prior-year period primarily as a result of a lack of leverage from negative comparable store sales.

Financial Position

The strength of our capital base and liquidity profile remains solid at the end of the quarter, with ample liquidity through our $191 million of cash and available-for-sale securities as of the end of the Fiscal 2010 First Quarter as compared to $187 million as of the end of Fiscal 2009.  We continued to generate positive operating cash flow and ended the quarter with no borrowings against our $225 million committed revolving credit facility.  As of May 1, 2010 our available borrowing capacity under the facility was approximately $145 million.  We continue to carefully manage our inventory investments to provide a better-balanced assortment with a stronger focus on core merchandise and address the fashion needs of our customers.

Management Initiatives

We continue to execute on our five key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) employee empowerment with accountability.  Our management initiatives are designed to reinforce and support the execution of our key priorities.

For our LANE BRYANT brand, we have a stronger core tops and bottoms assortment and improved value propositions with our Spring and Summer 2010 assortments through both our regular pricing and our stronger promotional programs.  For the Fall timeframe, we will be re-launching a redesigned long length pant program, including our Right Fit technology, but in traditional sizing, in both denim and wear-to-work pants and will add back petite lengths to all stores and a tall length assortment to select stores.  For the Fall and Holiday seasons we will increase our focus on footwear and accessories.  To strengthen brand awareness at LANE BRYANT we are supporting our stronger assortment through a series of national television advertising spots that began to air in late April during this Spring’s American Idol® program.  American Idol’s Tuesday and Wednesday evening shows are the No. 1- and No. 2-rated programs in broadcast television and have a target audience of female viewers ages 25-54, which is aligned with our customer base. (American Idol is a registered trademark of 19 TV Ltd and FremantleMedia North America, Inc.).

We have revisited our FASHION BUG customer profile through research, input from our field organization, and input from longer-tenured associates on the FASHION BUG product team.  We had recently repositioned our product approach to be more traditional.  While we do have a customer who wants this product, we also have a customer who wants a fun sexy and sassy product.  We are re-positioning our customer profiles and attendant assortments to better address our customers’ needs.  FASHION BUG is adding these looks, including more fashionable/embellished denim and tops, to its assortments.  For Fall, we are re-launching our Right Fit pant assortments, both in wear-to-work and in denim, in our “Right Fits” but with traditional sizing. We will also carry petite lengths in all stores, and tall lengths in some of our stores.

Better understanding our FASHION BUG brand has led us to the following actions:

●	We will again be offering Juniors initially in approximately 280 stores in the back-to-school timeframe to provide needed assortment choices to our customers, particularly in non-metro markets.

●	We will also again be offering a Junior Plus assortment in approximately 50 FASHION BUG stores.

●	We will be adding extended assortments in approximately 100 stores with excess floor space – extended assortments will include our Essentials plus assortment, footwear, and intimate apparel.

●
We will also be testing approximately 20-25 stores in various scenarios, including carrying sister brands LANE BRYANT or CATHERINES along with FASHION BUG, as well as conversions to those individual concepts.

Our global sourcing organization has been working to achieve more competitive cost of goods in 2010 as well as on becoming more strategic, identifying core fabrics, working to speed up our supply chain, and seeking to mitigate the impact of inflationary pressures on forward pricing for cotton assortments.

The changes we have made to our core retail brands will take time to mature and for our customer to become accustomed to and embrace.  We will continue to maintain appropriate inventory levels while focusing on presenting a more balanced and compelling assortment of merchandise and we will continue to proactively control our operating expenses as we implement our various initiatives.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

	Percentage of Net Sales(1)		Percentage
	Thirteen Weeks Ended		Change
	May 1,	May 2,	From Prior
	2010	2009	Period

Net sales	100.0%	100.0%	(6.2)%
Cost of goods sold	45.2	46.6	(8.9)
Gross profit	54.8	53.4	(3.8)
Occupancy and buying expenses	18.3	19.1	(10.1)
Selling, general, and administrative expenses	31.5	29.3	1.1
Depreciation and amortization	3.3	3.7	(16.3)
Restructuring and other charges	0.2	1.6	(89.8)
Income/(loss) from operations	1.5	(0.2)	**
Other income	0.0	0.0	(30.3)
Gain on repurchases of debt	0.0	0.8	(100.0)
Interest expense	0.9	0.9	(10.9)
Income tax (benefit)/provision	0.1	0.9	(115.7)
Net income/(loss)	0.8	(1.2)	**
____________________
(1) Results may not add due to rounding.
** Results not meaningful.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009

Retail Stores segment
Decrease in comparable store sales(1) :
Consolidated retail stores	(2)%	(13)%
LANE BRYANT(3)	(3)	(15)
FASHION BUG	(2)	(13)
CATHERINES	(3)	(9)

Sales from new stores as a percentage of total consolidated prior-period sales(2):
LANE BRYANT(3)	2	2
FASHION BUG	0	0
CATHERINES(4)	1	0
Other retail stores(5)	0	0

Prior-period sales from closed stores as a percentage of total consolidated prior-period sales:
LANE BRYANT(3)	(1)	(2)
FASHION BUG	(3)	(3)
CATHERINES	(0)	(0)
Other retail stores(5)	(1)	(0)

Decrease in Retail Stores segment sales	(5)	(16)

Direct-to-Consumer segment
Decrease in Direct-to-Consumer segment sales(6)	(35)	(28)

Decrease in consolidated total net sales	(6)	(16)
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
(3) Includes LANE BRYANT OUTLET stores.
(4) Includes CATHERINES stores in outlet locations, which were converted from PETITE SOPHISTICATE OUTLET stores during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.
(5) Includes PETITE SOPHISTICATE OUTLET stores, which were closed or converted to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.
(6)  Primarily reduced sales from our LANE BRYANT WOMAN catalog and related website. During the Fiscal 2008 Third Quarter we decided to discontinue the LANE BRYANT WOMAN catalog, which we completed during the Fiscal 2009 Second Quarter.

EBITDA and Adjusted EBITDA

We define EBITDA as income/(loss) from continuing operations before (i) income taxes; (ii) net interest expense/other income; and (iii) depreciation and amortization, except for amortization of stock-based compensation, which is a component of selling, general, and administrative expenses.  We define adjusted EBITDA as EBITDA before certain recurring items, such as gain on repurchases of 1.125% Senior Convertible Notes and restructuring and other charges.  EBITDA and Adjusted EBITDA are not defined under Generally Accepted Accounting Principles (“GAAP”) and our computation may not be comparable to similar measures reported by other companies.

We believe that adjusted EBITDA, along with other measures, provides a useful pre-tax measure of our ongoing operating performance and our ability to meet debt service and capital requirements on a comparable basis excluding the impact of certain items and capital-related non-cash charges.  We use adjusted EBITDA to monitor and evaluate the performance of our business operations and we believe that it enhances our investors’ ability to analyze trends in our business, compare our performance to other companies in our industry, and evaluate our ability to service our debt and capital needs.  In addition, we use adjusted EBITDA as a component of our compensation programs.

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

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended May 1, 2010
Net sales	$246.2	$165.9	$80.0	$492.1

Net income/(loss)	25.7	(1.0)	3.2	27.9
Income tax (benefit)/provision	–	–	–	–
Net interest expense/other income	–	–	–	–
Depreciation and amortization	8.4	2.7	2.0	13.1
EBITDA	34.1	1.7	5.2	41.0

Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$34.1	$1.7	$5.2	$41.0
Adjusted EBITDA as a % of net sales	13.9%	1.0%	6.5%	8.3%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $27.0 and adjusted EBITDA of $3.9.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirteen weeks ended May 1, 2010
Net sales	$12.7	$0.0	$504.8

Net income/(loss)	(1.6)	(22.4)	3.9
Income tax (benefit)/provision	–	(0.7)	(0.7)
Net interest expense/other income	–	4.3	4.3
Depreciation and amortization	0.3	3.4	16.8
EBITDA	(1.3)	(15.4)	24.3

Restructuring and other charges	–	0.9	0.9
Adjusted EBITDA	$(1.3)	$(14.5)	$25.2
Adjusted EBITDA as a % of net sales	(10.2)%	– (3)	5.0%
____________________
(2) FIGI’S catalog business.
(3) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Thirteen weeks ended May 2, 2009
Net sales	$253.8	$181.4	$78.7	$4.4	$518.3

Net income/(loss)	27.4	2.1	7.6	0.2	37.3
Income tax (benefit)/provision	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	9.2	3.9	1.9	0.1	15.1
EBITDA	36.6	6.0	9.5	0.3	52.4

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Adjusted EBITDA	$36.6	$6.0	$9.5	$0.3	$52.4
Adjusted EBITDA as a % of net sales	14.4%	3.3%	12.1%	6.8%	10.1%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $27.5 and adjusted EBITDA of $4.1.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed during the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Thirteen weeks ended May 2, 2009
Net sales	$19.4	$0.4 (4)	$538.1

Net income/(loss)	(6.5)	(37.4)	(6.6)
Income tax (benefit)/provision	–	4.7	4.7
Net interest expense/other income	–	4.8	4.8
Depreciation and amortization	0.4	4.6	20.1
EBITDA	(6.1)	(23.3)	23.0

Gain on repurchases of 1.125% Senior Convertible Notes	–	(4.2)	(4.2)
Restructuring and other charges	–	8.7	8.7
Adjusted EBITDA	$(6.1)	$(18.8)	$27.5
Adjusted EBITDA as a % of net sales	(31.4)%	– (5)	5.1%
____________________
  (3)  Includes FIGI’S, with net sales of $11.1 and adjusted EBITDA of $(1.3). Also includes net sales of $8.3 and adjusted EBITDA of $(4.8) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4) Revenues related to figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(5) Not meaningful.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2010 and planned store activity for all of Fiscal 2010:

	LANE	FASHION
	BRYANT	BUG	CATHERINES	Total

Fiscal 2010 Year-to-Date:
Stores at January 30, 2010	860	801	460	2,121

Stores opened	0	0	0	0
Stores converted(1)	0	0	28	28
Stores closed(2)	(6)	(11)	(4)	(21)
Net change in stores	(6)	(11)	24	7

Stores at May 1, 2010	854	790	484	2,128

Stores relocated during period	5	0	0	5

Fiscal 2010 Plan:
Store openings	6-8	0	0	6-8
Store conversions(3)	0	0	28	28
Store closings	30-40	55-60	15-20	100-120
Store relocations	9-11	0	0	9-11
____________________
(1)During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert 33 of the locations to CATHERINES stores in outlet locations. We converted 5 stores during Fiscal 2009 and converted the remaining 28 stores during the Fiscal 2010 First Quarter.

(2)Includes 11 FASHION BUG, 5 LANE BRYANT, and 4 CATHERINES stores closed as part of the store closing initiatives announced in February 2008, November 2008, and March 2010.
(3)Includes 28 PETITE SOPHISTICATE OUTLET STORES converted to CATHERINES stores in outlet locations in February 2010 (see Footnote (1) above). Does not include 20-25 FASHION BUG test stores to be converted to include merchandise from our LANE BRYANT and CATHERINES brands (see “OVERVIEW” above).

Comparison of Thirteen Weeks Ended May 1, 2010 and May 2, 2009

Consolidated Results of Operations

Net Sales

Fiscal 2010 First Quarter consolidated net sales decreased as compared to the Fiscal 2009 First Quarter primarily as a result of 144 net store closings during the preceding 12-month period, a 2% decrease in consolidated comparable store sales, and the closing of our LANE BRYANT WOMAN catalog and related website during the Fiscal 2009 Second Quarter, partially offset by an increase in Retail Stores segment e-commerce sales.  Comparable store sales have stabilized as compared to the prior-year period but continue to be negatively impacted by reduced store traffic levels.

Retail Stores segment e-commerce sales for the Fiscal 2010 First Quarter increased 36% from the Fiscal 2009 First Quarter and represented 6% of consolidated net sales for the current-year period as compared to 4% of consolidated net sales for the prior-year period.  The improvement in e-commerce sales reflects our efforts that began during Fiscal 2009 with the redesign of each of our e-commerce websites, successful conversion to a new technology platform, and ongoing enhancements to our customers’ online experience, such as a universal shopping cart and flat-fee shipping rates.

Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

Consolidated gross profit decreased $11.0 million primarily as a result of store closings; however, consolidated gross margin increased 140 basis points in the Fiscal 2010 First Quarter as compared to the prior-year period.  The increase in gross margin resulted primarily from the impact of costs incurred in the prior-year period to shutdown and liquidate inventories for the LANE BRYANT WOMAN catalog business and SHOETRADER.COM website.  Catalog advertising expenses decreased as compared to the prior-year period primarily as a result of the closing of the LANE BRYANT WOMAN catalog business.

Occupancy and Buying

Consolidated occupancy and buying expenses as a percentage of consolidated net sales decreased 80 basis points as compared to the prior-year period and decreased $10.3 million primarily as a result of operating fewer stores, as well as rent reductions received from landlords and other store-related occupancy savings.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses as a percentage of net sales increased 220 basis points and increased $1.7 million from the prior-year period, primarily as a result of a lack of leverage from negative comparable store sales.

Retail Stores Segment Results of Operations

Net Sales

Retail Stores segment net sales for the Fiscal 2010 First Quarter decreased primarily as a result of 144 net store closings during the preceding twelve-month period.  In addition, comparable store sales for the Fiscal 2010 First Quarter decreased marginally at each of our Retail Stores brands as compared to the Fiscal 2009 First Quarter.  Net sales for all of our brands continued to be negatively impacted by reduced store traffic levels.  Reduced consumer demand during April offset improvements experienced during March and the Easter holiday period.

Retail Stores segment e-commerce sales for the Fiscal 2010 First Quarter increased 36% from the Fiscal 2009 First Quarter and represented 6.4% of Retail Stores segment net sales for the current-year period as compared to 4.5% of Retail Stores segment net sales for the prior-year period.  During the Fiscal 2009 Third Quarter we redesigned our websites and converted to a new technology platform, and during the Fiscal 2010 First Quarter we introduced a universal shopping cart with free shipping to store locations and a flat $7 shipping rate for home delivery, which have enhanced our customers’ on-line shopping experience.

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of 30 net store closings and 3% decrease in comparable store sales, partially offset by an increase in store-related e-commerce sales and sales from new stores.  Traffic levels at LANE BRYANT were down, partially offset by increases in the conversion rate and average dollar sale as compared to the prior-year period.

FASHION BUG sales decreased as a result of 89 net store closings and a 2% decrease in comparable store sales, partially offset by an increase in store-related e-commerce sales.  Decreases in traffic levels and average dollar sale were partially offset by an increase in conversion rate as compared to the prior-year period for FASHION BUG.

CATHERINES sales were slightly higher than the prior year primarily as a result of 19 net store openings from the conversion of 33 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter, as well as an increase in store-related e-commerce sales.  These increases were partially offset by a 3% decrease in comparable store sales.  A slight increase in conversion rate was offset by decreases in traffic levels and average dollar sale as compared to the prior-year period for CATHERINES.

During the Fiscal 2010 First Quarter we recognized revenues of $4.4 million in connection with our loyalty card programs as compared to revenues of $5.0 million during the 2009 First Quarter.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales decreased 80 basis points due to increased promotional activity to drive store traffic and to sell-through slow-moving early Spring merchandise during the current-year period, particularly at FASHION BUG and CATHERINES.  Markdowns as a percentage of sales increased as compared to the prior-year period at each of our brands, especially at FASHION BUG and CATHERINES.  Gross profit as a percentage of net sales increased 10 basis points for LANE BRYANT, and decreased 210 basis points for FASHION BUG and 200 basis points for CATHERINES.

Occupancy and Buying

Occupancy and buying expenses for the Retail Stores segment as a percentage of net sales decreased 70 basis points and decreased in dollar amount in the current-year period as compared to the prior-year period, primarily as a result of the closing of under-performing stores during the prior year as well as from occupancy reductions secured from landlords.  Occupancy and buying expenses as a percentage of net sales decreased 100 basis points for LANE BRYANT and 70 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 30 basis points for CATHERINES as an increase in buying expenses more than offset an increase in CATHERINES net sales.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 160 basis points and increased in dollar amount primarily as a result of a lack of leverage from negative comparable store sales.  Selling, general, and administrative expenses as a percentage of net sales increased 160 basis points for LANE BRYANT, 90 basis points for FASHION BUG, and 340 basis points for CATHERINES.  The increase for CATHERINES is primarily related to marketing expenses in connection with the conversion of PETITE SOPHISTICATE OUTLET STORES to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to the closing of our LANE BRYANT WOMAN catalog and related website during the Fiscal 2009 Second Quarter.  Net sales from our FIGI’S catalog increased 15% as compared to the prior-year period.

Gross Profit

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased 3,220 basis points as compared to the prior-year period primarily as a result of the impact of costs incurred in the prior-year period to shutdown and liquidate inventories for the LANE BRYANT WOMAN catalog business, which was completed during the Fiscal 2009 Second Quarter, and the SHOETRADER.COM website, which was completed during the Fiscal 2009 Third Quarter.

Occupancy and Buying

Occupancy and buying expenses for our Direct-to-Consumer segment as a percentage of net sales decreased 560 basis points primarily as a result of the shutdown of the retained facilities and the write-down of fixed assets from the sale of our non-core misses apparel catalog business, which was completed during the Fiscal 2009 Third Quarter.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment as a percentage of net sales increased 1720 basis points primarily as a result of the reduction in net sales from the closing of our LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of consolidated net sales decreased 40 basis points as compared to the prior-year period and decreased in dollar amount primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Restructuring and Other Charges

During the Fiscal 2010 First Quarter we recognized charges of approximately $0.9 million primarily related to lease termination costs in connection with our program, announced in March 2010, to close approximately 100-120 under-performing stores during Fiscal 2010.  During the Fiscal 2009 First Quarter we recognized charges of approximately $4.6 million for lease termination, severance, relocation, and other costs related to restructuring initiatives announced during Fiscal 2007 and Fiscal 2008.  We also recognized approximately $2.9 million of non-cash charges for write-downs of assets retained from the sale of the non-core misses apparel catalog business.  In addition, we recognized a total of approximately $1.2 million of retention costs and non-cash accelerated depreciation related to the shutdown of our LANE BRYANT WOMAN catalog operations.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the Fiscal 2009 First Quarter we repurchased 1.125% Senior Convertible Notes due May 2014 with an aggregate principal amount of $13.5 million and recognized a gain on the repurchases of $4.3 million net of unamortized issue costs.  Subsequent to the end of the Fiscal 2010 First Quarter we repurchased 1.125% Notes with an aggregate principal amount of $9.9 million (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); “Note 14. Subsequent Events” above).

Income Tax (Benefit)/Provision

Our income tax benefit for the Fiscal 2010 First Quarter was $0.7 million on income before income taxes of $3.2 million as compared to a tax provision of $4.7 million on a loss before income taxes of $1.8 million for the Fiscal 2009 First Quarter.  The income tax benefit for the Fiscal 2010 First Quarter was primarily a result of certain state and foreign income taxes payable as well as required deferred taxes, offset by a benefit resulting from a reduction in our valuation allowance associated with our net operating loss carryback.

The Fiscal 2009 First Quarter income tax provision was a result of an increase in our liability for unrecognized tax benefits, interest and penalties in accordance with ASC 740-10, state and foreign income taxes payable, and required deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations, private-label credit card programs, and revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	May 1,	January 30,
(Dollars in millions)	2010	2010

Cash, cash equivalents, and available-for-sale securities	$191.3	$186.8
Available borrowing capacity under revolving credit facility	$145.0	$141.4
Working capital	$348.0	$335.6
Current ratio	2.2	2.2
Long-term debt to equity ratio	46.5%	47.3%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 1. Financial Statements” above.

Our net cash provided by operating activities decreased to $14.2 million for the Fiscal 2010 First Quarter from $35.2 million for the Fiscal 2009 First Quarter.  The decrease in cash provided by operating activities was primarily a result of the timing of payments for merchandise accounts payable in the current-year period as compared to the prior-year period due to earlier receipts of Spring inventory, partially offset by a favorable change in our net income/(loss) as compared to the prior-year period.  On a comparable-store basis, inventories increased 13% as of May 1, 2010 as compared to May 2, 2009, reflecting investments in improved Spring assortments, more focused core tops and bottoms assortments, and new assortments in swimwear and footwear.

During the Fiscal 2010 First Quarter we used $1.5 million for repayments of long-term borrowings.  Subsequent to the end of the Fiscal 2010 First Quarter we repurchased 1.125% Senior Convertible Notes with an aggregate principal amount of $9.9 million (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); “Note 14. Subsequent Events” above).  During the Fiscal 2009 First Quarter we repurchased 1.125% Notes with an aggregate principal amount of $13.5 million for an aggregate purchase price of $5.6 million.  In addition, during the Fiscal 2009 First Quarter we used $1.8 million for repayments of other long-term borrowings and received $7.5 million of proceeds from the sales of available-for-sale securities.

Capital Expenditures

Our gross capital expenditures, excluding construction allowances received from landlords, were $7.8 million during the Fiscal 2010 First Quarter as compared to $4.7 million for the Fiscal 2009 First Quarter.  Capital expenditures net of construction allowances received from landlords were $6.7 million during the Fiscal 2010 First Quarter as compared to $3.4 million for the Fiscal 2009 First Quarter.

We anticipate that our Fiscal 2010 gross capital expenditures will be approximately $47 million before construction allowances received from landlords as compared to gross capital expenditures of $22.7 million for Fiscal 2009.  We expect to use these expenditures according to disciplined return on investment criteria for 6-8 new store openings, remodels and refurbishments, to fund fixturing for new merchandise assortments, to test brand combinations and conversions, and the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

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

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any; our capital requirements; our financial condition; and other relevant factors.  Our revolving credit facility allows the payment of dividends on our common stock not to exceed $15 million in any fiscal year.  Such payments are subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before the payment of such dividends, immediately after the payment of such dividends, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.

FINANCING

Off-Balance-Sheet Financing

Sale of Proprietary Credit Card Receivables Programs

On August 13, 2009 we announced an agreement for the sale of our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into ten-year operating agreements with WFNNB for the provision of private-label credit card programs for our customers.  The transaction closed on October 30, 2009.  See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Financing; Off-Balance-Sheet Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 12. Sale of Proprietary Credit Card Receivables Programs” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further details regarding the sale of our proprietary credit card receivables programs.

Asset Securitization Program

Prior to the sale of our proprietary credit card receivables programs, our asset securitization program primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPEs were isolated for purposes of the securitization program.  We used our asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Additional information regarding our asset securitization facilities is included in “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); “Note 9. Asset Securitization” above and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Financing; Off-Balance-Sheet Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Our Proprietary Credit Card Programs

Prior to the October 30, 2009 sale of the proprietary credit card portfolio we managed our proprietary credit card programs to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earned revenue from operating the proprietary credit card programs.  As discussed above, we utilized asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits was derived from the net excess spread revenues we received from monthly securitization distributions associated with the collections on managed outstanding receivables.

In addition to the actual net excess spread revenues we recognized a beneficial interest in the QSPE (an “I/O strip), which represented the estimated present value of cash flows we expected to receive over the estimated period the receivables were outstanding.  We also recognized a servicing liability, which represented the present value of the excess of the costs of servicing over the servicing fees we expected to receive and was recorded at estimated fair value.  We amortized the I/O strip and the servicing liability on a straight-line basis over the expected life of the proprietary credit card receivables.

The proprietary credit card programs also generated other net revenues, which included revenue from additional products and services that customers purchased with their credit cards and interest income earned on funds invested in the credit entities.  The credit contribution was net of expenses associated with operating the program.  Except for net fees associated with the fee-based loyalty programs that we included in net sales, we included the net credit contribution as a reduction of selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.

Subsequent to the sale of the program, under the ten-year operating agreements WFNNB offers private-label credit cards bearing our retail brand names.  We receive ongoing payments from WFNNB related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.  The level of ongoing payments we receive may increase or decrease as a result of changes in the performance of the private-label credit card programs or changes in the legal and regulatory requirements affecting WFNNB in its conduct of the program.

Payments from WFNNB under the ten-year operating agreements are recognized as a reduction to selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables program prior to the sale.  With the sale of the proprietary credit card receivables programs to WFNNB, the majority of the expenses associated with the proprietary credit card receivables programs were eliminated.

Further details of our net credit contribution prior to the sale of the program for the Fiscal 2009 First Quarter are as follows:

Thirteen
Weeks Ended
(In millions)	May 2, 2009

Net securitization excess spread revenues	$16.9
Net changes to the I/O strip and servicing liability	(1.2)
Other credit card revenues, net(1)	3.2
Total proprietary credit card revenues	18.9
Less total credit card program expenses	14.9
Total credit contribution	$4.0
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities..

Further details of our outstanding receivables prior to the sale of the program for the Fiscal 2009 First Quarter are as follows:

Thirteen
Weeks Ended
(In millions)	May 2, 2009

Average managed receivables outstanding	$504.4
Ending managed receivables outstanding	499.2

Operating Leases

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Leases” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Revolving Credit Facility

We have a loan and security agreement (the “agreement”) that provides for a $225 million senior secured revolving credit facility (the “credit facility”), which includes an option allowing us to increase our credit facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100 million of the $225 million may be used for letters of credit.  The credit facility provides for committed revolving credit availability through July 31, 2012.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above for further details regarding the credit facility.  There were no borrowings outstanding under the credit facility as of May 1, 2010.

The agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  As of May 1, 2010 the applicable interest rates under the amended facility were 6.00% for Base Rate loans and 4.02% for 30 day Eurodollar Rate loans.

The agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  In each month in which Excess Availability (as defined in the agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of May 1, 2010 the Excess Availability under the amended facility was $195.0 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

During the Fiscal 2009 First Quarter we repurchased 1.125% Senior Convertible Notes (the “1.125% Notes”) with an aggregate principal amount of $13.5 million.  Subsequent to the end of the Fiscal 2010 First Quarter we repurchased 1.125% Notes with an aggregate principal amount of $9.9 million (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” and “Note 14. Subsequent Events” above).  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us as circumstances may allow.

See “FORWARD-LOOKING STATEMENTS” above and “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financing; Long-term Debt” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

MARKET RISK

As of May 1, 2010 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Not applicable.

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

Item 1A. Risk Factors

Except for the following risk factors, which have been included in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above, we have not become aware of any material changes in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010:

Consolidation in the commercial retail real estate industry could affect our ability to successfully negotiate favorable rent terms for our stores in the future.  Our ability to operate successfully as a mall-based retailer is dependent upon our ability to develop and maintain good relationships with our landlords.  Potential consolidation in the commercial retail real estate industry could limit our future ability to negotiate favorable rent terms or to close under-performing stores on favorable terms.  Should a significant consolidation occur, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to the significant leverage they would possess.  If we are unable to negotiate favorable rent terms with these entities and are therefore unable to profitably operate our existing stores, our business, financial condition, and results of operations could be materially and adversely affected.

Certain key raw materials in our products, such as cotton, wool, and synthetic fabrics, are subject to availability constraints and price volatility.  An increase in the cost or decrease in the availability of such raw materials could adversely affect our operating margins and our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

January 31, 2010 through February 27, 2010	25,509	(1)	$5.46	–
February 28, 2010 through April 3, 2010	43,319	(1)	6.69	–
April 4, 2010 through May 1, 2010	5,271	(1)	5.33	–
Total	74,099		$6.17	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)  On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200 million. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During the period from February 3, 2008 through May 3, 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to May 3, 2008. As of May 1, 2010, $197,364,592 was available for future repurchases under this program. This repurchase program has no expiration date.

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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.1).

10.3
Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.2).

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

CHARMING SHOPPES, INC.
(Registrant)

Date: June 3, 2010	/S/ JAMES P. FOGARTY
James P. Fogarty
President
Chief Executive Officer

Date: June 3, 2010	/S/ ERIC M. SPECTER
Eric M. Specter
Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

2.1
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.1).

10.3
Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.2).

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.