Form 10-Q
period 2010-07-31
CHARMING SHOPPES INC
filed 2010-09-01
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of August 30, 2010 was 115,460,399 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 30,
(In thousands, except share amounts)	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$210,055	$186,580
Available-for-sale securities	0	200
Accounts receivable, net of allowances of $2,148 and $5,345	4,761	33,647
Merchandise inventories	289,456	267,525
Deferred taxes	7,556	5,897
Prepayments and other	97,514	128,053
Total current assets	609,342	621,902

Property, equipment, and leasehold improvements – at cost	1,026,065	1,026,815
Less accumulated depreciation and amortization	738,115	721,732
Net property, equipment, and leasehold improvements	287,950	305,083

Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	23,033	24,104
Total assets	$1,130,893	$1,161,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$160,049	$126,867
Accrued expenses	140,333	153,175
Current portion – long-term debt	6,405	6,265
Total current liabilities	306,787	286,307

Deferred taxes	53,424	52,683
Other non-current liabilities	176,737	186,175
Long-term debt, net of debt discount of $28,037 and $42,105	133,201	171,558

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 154,024,597 shares and 154,234,657 shares	15,402	15,423
Additional paid-in capital	505,611	505,033
Treasury stock at cost – 38,571,746 shares	(348,241)	(348,241)
Retained earnings	287,972	292,719
Total stockholders’ equity	460,744	464,934
Total liabilities and stockholders’ equity	$1,130,893	$1,161,657

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	July 31,	August 1,
(In thousands, except per share amounts)	2010	2009

Net sales	$517,564	$527,217

Cost of goods sold	268,441	263,358
Gross profit	249,123	263,859

Occupancy and buying expenses	91,880	100,084
Selling, general, and administrative expenses	146,979	134,279
Depreciation and amortization	16,937	19,192
Restructuring and other charges	619	7,768
Total operating expenses	256,415	261,323

Income/(loss) from operations	(7,292)	2,536

Other income	396	283
Gain on repurchases of 1.125% Senior Convertible Notes	1,907	7,313
Interest expense	(4,096)	(4,485)

Income/(loss) before income taxes	(9,085)	5,647
Income tax (benefit)/provision	(443)	664

Net income/(loss)	$(8,642)	$4,983

Basic net income/(loss) per share	$(0.07)	$0.04

Diluted net income/(loss) per share	$(0.07)	$0.04

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Twenty-six Weeks Ended
	July 31,	August 1,
(In thousands, except per share amounts)	2010	2009

Net sales	$1,022,369	$1,065,353

Cost of goods sold	496,657	513,919
Gross profit	525,712	551,434

Occupancy and buying expenses	184,104	202,640
Selling, general, and administrative expenses	306,152	291,781
Depreciation and amortization	33,748	39,274
Restructuring and other charges	1,508	16,473
Total operating expenses	525,512	550,168

Income from operations	200	1,266

Other income	534	481
Gain on repurchases of 1.125% Senior Convertible Notes	1,907	11,564
Interest expense	(8,570)	(9,505)

Income/(loss) before income taxes	(5,929)	3,806
Income tax (benefit)/provision	(1,182)	5,384

Net loss	(4,747)	(1,578)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities	0	(5)

Comprehensive loss	$(4,747)	$(1,583)

Basic net loss per share	$(0.04)	$(0.01)

Diluted net loss per share	$(0.04)	$(0.01)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 31,	August 1,
(In thousands)	2010	2009

Operating activities
Net loss	$(4,747)	$(1,578)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	34,696	40,501
Stock-based compensation	2,010	2,974
Accretion of discount on 1.125% Senior Convertible Notes	3,974	5,434
Deferred income taxes	(918)	1,691
Gain on repurchases of 1.125% Senior Convertible Notes	(1,907)	(11,564)
Write-down of capital assets	0	7,128
Net loss from disposition of capital assets	534	237
Net loss from securitization activities	0	178
Changes in operating assets and liabilities
Accounts receivable, net	28,886	29,941
Merchandise inventories	(21,931)	8,669
Accounts payable	33,182	21,645
Prepayments and other	30,916	(23,053)
Accrued expenses and other	(22,653)	(24,790)
Net cash provided by operating activities	82,042	57,413

Investing activities
Investment in capital assets	(16,584)	(9,766)
Proceeds from sales of capital assets	0	1,219
Gross purchases of securities	0	(1,698)
Proceeds from sales of securities	200	8,588
(Increase)/decrease in other assets	(954)	3,354
Net cash provided/(used) by investing activities	(17,338)	1,697

Financing activities
Repayments of long-term borrowings	(3,100)	(3,448)
Repurchases of 1.125% Senior Convertible Notes	(38,260)	(26,617)
Payments of deferred financing costs	0	(6,328)
Net payments for settlements of hedges on convertible notes	0	(31)
Net proceeds from shares issued under employee stock plans	131	254
Net cash used by financing activities	(41,229)	(36,170)

Increase in cash and cash equivalents	23,475	22,940
Cash and cash equivalents, beginning of period	186,580	93,759
Cash and cash equivalents, end of period	$210,055	$116,699

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  The results of operations for the thirteen weeks and twenty-six weeks ended July 31, 2010 and August 1, 2009 are not necessarily indicative of operating results for the full fiscal year.

As used in these notes, “Fiscal 2010” refers to our fiscal year ending January 29, 2011, “Fiscal 2009” refers to our fiscal year ended January 30, 2010, “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  “Fiscal 2010 Second Quarter” refers to our fiscal quarter ended July 31, 2010, “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009, and “Fiscal 2008 Second Quarter” refers to our fiscal quarter ended August 2, 2008.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended October 31, 2009, “Fiscal 2009 Fourth Quarter” refers to our fiscal quarter ended January 30, 2010, and “Fiscal 2010 First Quarter” refers to our fiscal quarter ended May 1, 2010.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

	July 31,	January 30,
(In thousands)	2010	2010

Due from customers	$6,909	$38,992
Allowance for doubtful accounts	(2,148)	(5,345)
Net accounts receivable	$4,761	$33,647

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Long-term Debt

	July 31,	January 30,
(In thousands)	2010	2010

1.125% Senior Convertible Notes, due May 2014	$140,451	$189,636
Capital lease obligations	8,454	10,116
6.07% mortgage note, due October 2014	9,409	9,777
6.53% mortgage note, due November 2012	3,150	3,850
7.77% mortgage note, due December 2011	6,179	6,549
Total long-term debt principal	167,643	219,928
Less unamortized discount on 1.125% Senior Convertible Notes	(28,037)	(42,105)
Long-term debt – carrying value	139,606	177,823
Current portion	(6,405)	(6,265)
Net long-term debt	$133,201	$171,558

Upon maturity of the 1.125% Senior Convertible Notes (the “1.125% Notes”) we will be obligated to repay the principal value of the outstanding notes.

During the thirteen weeks ended July 31, 2010 we repurchased $49,185,000 aggregate principal amount of 1.125% Notes with $10,094,000 of unamortized discount for a purchase price of $38,260,000 and recognized a gain of $1,907,000, net of unamortized issue costs.  During the thirteen weeks ended August 1, 2009 we repurchased $38,235,000 aggregate principal amount of 1.125% Notes with $9,582,000 of unamortized discount for a purchase price of $20,986,000 and recognized a gain of $7,313,000, net of unamortized issue costs.  During the twenty-six weeks ended August 1, 2009 we repurchased $51,735,000 aggregate principal amount of 1.125% Notes with $13,020,000 of unamortized discount for a purchase price of $26,617,000 and recognized a gain of $11,564,000, net of unamortized issue costs.  In conjunction with the Fiscal 2009 repurchases, during the Fiscal 2009 Second Quarter we unwound a portion of our positions in the warrants and call options that we had sold and purchased in Fiscal 2007 to hedge the impact of the convertible debt, which had an immaterial impact on our consolidated financial statements.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Long-term Debt (Continued)

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the Agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of July 31, 2010 the applicable rates under the facility were 6.00% (Base Rate plus 2.75%) for Base Rate Loans and 4.07% (LIBOR plus 3.75%) for 30-day Eurodollar Rate Loans.

The Agreement provides for customary representations and warranties and affirmative covenants.  The Agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; changes in business; limitations or restrictions affecting subsidiaries; credit card agreements; proprietary credit cards; and changes in control of certain of our subsidiaries.  If at any time “Excess Availability” (as defined in the Agreement) is less than $40,000,000 then, in each month in which Excess Availability is less than $40,000,000, we will be required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  The Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Agreement.  Under certain conditions the maximum amount available under the Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Agreement may be accelerated.

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

As of July 31, 2010 we had an aggregate total of $4,916,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of July 31, 2010.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Stockholders’ Equity

The following table summarizes changes in total stockholders’ equity for the period indicated:

Twenty-six
Weeks Ended
July 31,
(Dollars in thousands)	2010

Total stockholders’ equity, beginning of period	$464,934
Net loss	(4,747)
Issuance of common stock (308,690 shares), net of shares withheld for payroll taxes	131
Equity component of repurchases of 1.125% Senior Convertible Notes	(1,584)
Stock-based compensation	2,010
Total stockholders’ equity, end of period	$460,744

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

On April 28, 2010 our Board of Directors approved, and on June 24, 2010 our shareholders approved, our 2010 Stock Award and Incentive Plan (the “2010 Plan”).  The 2010 Plan replaces our 2004 Stock Award and Incentive Plan (the “2004 Plan”) and no new awards will be granted under the 2004 Plan.  Shares for equity awards to our non-employee directors under our 2003 Non-Employee Directors Compensation Plan (the “2003 Plan”), including grants of awards in Fiscal 2010, will also be drawn from the 2010 Plan and no further awards will be granted from remaining shares which were reserved under the 2003 Plan.  In addition, no further awards will be granted under our 1988 Key Employee Stock Option Plan (the “1988 Plan”).

The number of shares reserved for issuance under the 2010 Plan consist of 4,000,000 shares plus (i) 2,413,587 shares remaining available under the 2004 Plan, which have been transferred to the 2010 plan, and (ii) shares subject to outstanding awards under the 2004 Plan and predecessor plans (2000 Associates’ Stock Incentive Plan, 1999 Associates’ Stock Incentive Plan, and 1993 Employees’ Stock Incentive Plan) that are canceled, forfeited, or otherwise become available under the share recapture provisions of the 2010 Plan.  Shares remaining available under the 2003 Plan and 1988 Plan will not be added to the shares authorized under the 2010 Plan.

The 2010 Plan provides for a broad range of awards, including stock options; SARs; RSUs; restricted stock awards (“RSAs”); deferred stock; other stock-based awards; dividend equivalents; performance shares or other stock-based performance awards; cash-based performance awards; and shares issuable in lieu of rights to cash compensation.  Stock options include both incentive stock options and non-qualified stock options.  Executive officers and other employees of Charming Shoppes, Inc. and its subsidiaries, non-employee directors, consultants, and others who provide substantial services to us are eligible for awards under the 2010 Plan.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans (Continued)

The 2010 Plan includes a limitation on the amount of awards that may be granted to any one participant in a given fiscal year in order to qualify awards as “performance-based” compensation not subject to the limitation on deductibility under Section 162(m) of the Internal Revenue Code.  The 2010 Plan does not allow the amendment or replacement of options or SARs previously granted under the 2010 Plan in a transaction that constitutes a “re-pricing” under generally accepted accounting principles without shareholder approval and does not authorize loans to participants.

Additional information related to the 2010 Plan is as follows:

Twenty-six
Weeks Ended
July 31,
2010

RSAs/RSUs granted	272,797
Weighted average market price at date of grant	$3.70
RSAs/RSUs outstanding at end of period	272,797

Shares available for future grants under our stock-based compensation plans as of July 31, 2010 were as follows:

2010 Stock Award and Incentive Plan	6,128,529
1994 Employee Stock Purchase Plan	490,221

Stock option and stock appreciation rights activity under our various stock-based compensation plans for the twenty-six weeks ended July 31, 2010 was as follows:

		Average				Aggregate
	Option/	Option/				Intrinsic
	SARs	SARs	Option/SARs			Value(1)
	Shares	Price	Prices per Share			(000’s)

Outstanding at January 30, 2010	7,076,953	$2.92	$0.99	–	$13.84	$20,421
Granted – exercise price equal to market price	945,704	5.15	3.83	–	6.62
Canceled/forfeited	(859,923)	4.60	1.00	–	11.28
Exercised	(2,532)	1.40	1.00	–	2.93	12	(2)
Outstanding at July 31, 2010	7,160,202	$3.02	$0.99	–	$13.84	10,466
Exercisable at July 31, 2010	1,301,801	$4.01	$1.00	–	$13.84	612
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans (Continued)

During the Fiscal 2009 Second Quarter and the Fiscal 2008 Second Quarter we granted cash-settled RSUs under our 2003 Non-Employee Directors Compensation Plan.  These cash-settled RSUs have been accounted for as liabilities in accordance with ASC 718-10-25-11, “Compensation – Stock Compensation; Recognition.”  Compensation expense related to cash-settled RSUs is recognized over the vesting period of one year from the date of grant and included in “Accrued expenses” in our consolidated balance sheets.  Total compensation expense for cash-settled RSUs has been fully recognized as of the Fiscal 2010 Second Quarter.

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009

Stock-based compensation expense, excluding cash-settled RSUs	$936	$1,264	$2,010	$2,974
Stock-based compensation expense, cash-settled RSUs	(237)	280	4	562
Total stock-based compensation expense	$699	$1,544	$2,014	$3,536

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

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding, was $10,246,000 as of July 31, 2010.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Customer Loyalty Card Programs (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(In thousands)	2010	2009	2010	2009

Loyalty card revenues recognized	$4,809	$4,955	$9,216	$9,974

Accrued expenses include $2,344,000 as of July 31, 2010 and $3,161,000 as of January 30, 2010 for the estimated costs of discounts earned and coupons issued and not yet redeemed under these programs.

Note 7. Net Income/(Loss) per Share

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 31,		August 1,	July 31,		August 1,
(In thousands, except per share amounts)	2010		2009	2010		2009

Basic weighted average common shares outstanding	115,699		115,612	115,851		115,396
Dilutive effect of stock options, stock appreciation rights (“SARs”), and awards	0	(1)	3,319	0	(1)	0	(1)
Diluted weighted average common shares and equivalents outstanding	115,699		118,931	115,851		115,396

Net income/(loss) used to determine basic and diluted net loss per share	$(8,642)		$4,983	$(4,747)		$(1,578)

Options/SARs with weighted average exercise price greater than market price, excluded from computation of diluted earnings per share:
Number of shares	0	(1)	1,160	0	(1)	0	(1)
Weighted average exercise price per share	–		$6.63	–		–
____________________
(1) Stock options, SARs, and awards are excluded from the computation of diluted net income/(loss) per share as their effect would have been anti-dilutive.

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

Income taxes receivable, which primarily include available NOL carrybacks for Fiscal 2009 and Fiscal 2008 and amended return receivables, included in “Prepayments and other” on our condensed consolidated balance sheets, were as follows:

	July 31,	January 30,
(In thousands)	2010	2010

Income taxes receivable	$5,910	$50,609

The reduction in income taxes receivable during the twenty-six weeks ended July 31, 2010 was principally a result of the receipt of $44,968,000 of Federal tax refunds that related primarily to our NOL carryback for Fiscal 2008 and an amended return.

As of July 31, 2010 our gross unrecognized tax benefits associated with uncertain tax positions were $30,195,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $20,595,000.  The accrued interest and penalties as of July 31, 2010 were $15,913,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

During the twenty-six weeks ended July 31, 2010 the gross unrecognized tax benefits increased by $422,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $444,000.  Accrued interest and penalties decreased by $2,158,000 during the twenty-six weeks ended July 31, 2010.

As of July 31, 2010 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $4,021,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

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

Note 9. Asset Securitization

On October 30, 2009 we sold our proprietary credit card receivables programs to World Financial Network National Bank, a subsidiary of Alliance Data Systems Corporation, and entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  Prior to the sale of the proprietary credit card receivables programs, our proprietary credit card receivables were originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank under our asset securitization program.  The Bank transferred its interest in the receivables associated with the proprietary credit card receivables programs to the Charming Shoppes Master Trust (the “Trust”), an unconsolidated qualified special-purpose entity (“QSPE”).  The sale of our proprietary credit card receivables programs and the operations of our asset securitization program prior to the sale of our proprietary credit card receivables programs are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 12. Sale of Proprietary Credit Card Receivables Programs” and “Note 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  See “Note 12. Fair Value Measurements” below for further information related to our certificates and retained interests in our securitized receivables prior to the sale of the proprietary credit card receivables programs.

The following table presents additional information relating to the receivables in our Trust prior to the sale of the credit card portfolio:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	August 1,	August 1,
(In thousands)	2009	2009

Proceeds from sales of new receivables to QSPE	$183,957	$359,677
Collections reinvested in revolving-period securitizations	227,710	464,226
Cash flows received on retained interests	24,050	43,031
Servicing fees received	2,418	4,888
Net credit losses	10,975	22,593
Credit card balances 90 or more days delinquent at end of period	18,340	18,340

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

The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT® (including LANE BRYANT OUTLET®), FASHION BUG®, and CATHERINES PLUS SIZES® brands and, in Fiscal 2009, our PETITE SOPHISTICATE OUTLET® brand.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related e-commerce sales under our FIGI’S title.

During Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN® catalog and our SHOETRADER.COM® website, which were included in our Direct-to-Consumer segment.  During the Fiscal 2009 Second Quarter we completed the closing of our LANE BRYANT WOMAN catalog and during the Fiscal 2009 Third Quarter we completed the closing of our SHOETRADER.COM website.  During the Fiscal 2009 Third Quarter we also decided to close our PETITE SOPHISTICATE OUTLET stores and convert a majority of the space to CATHERINES stores in outlet locations, which was started during the Fiscal 2009 Fourth Quarter and completed during the Fiscal 2010 First Quarter.

During the Fiscal 2009 Third Quarter we completed the sale of our proprietary credit card receivables programs.  As a result of the sale, we began to allocate the operating results of our credit card operations, including revenue from our customer loyalty programs, to the Retail Stores segment.  Accordingly, we have restated the results of the Retail Stores and Corporate and Other segments for the thirteen weeks and twenty-six weeks ended August 1, 2009 to reflect this change in how our chief operating decision-makers evaluate the performance of our operating segments.

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

Corporate and Other operating costs include: unallocated general and administrative expenses; shared services; insurance; information systems support for the Retail Stores segment; corporate depreciation and amortization; corporate occupancy; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income/(loss) before interest and income taxes.

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

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is as follows:

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended July 31, 2010
Net sales	$512,219	$5,345	$0		$517,564
Depreciation and amortization	13,637	297	3,003		16,937
Income/(loss) from operations	14,119	(3,243)	(18,168	)(1)	(7,292)
Gain on repurchases of 1.125% Senior Convertible Notes			1,907		1,907
Net interest expense and other income			(3,700)		(3,700)
Income tax benefit			443		443
Net income/(loss)	14,119	(3,243)	(19,518)		(8,642)
Capital expenditures	2,887	80	5,854		8,821

Thirteen weeks ended August 1, 2009
Net sales	$520,847	$6,348	$22	(2)	$527,217
Depreciation and amortization	14,731	323	4,138		19,192
Income/(loss) from operations	40,126	(3,893)	(33,697	)(3)	2,536
Gain on repurchases of 1.125% Senior Convertible Notes			7,313		7,313
Net interest expense and other income			(4,202)		(4,202)
Income tax provision			(664)		(664)
Net income/(loss)	40,126	(3,893)	(31,250)		4,983
Capital expenditures	1,541	12	3,511		5,064
____________________
(1) Includes restructuring and other charges of $619 (see “Note 11. Restructuring and Other Charges” below).
(2) Revenues related to figure® magazine, which was discontinued in the Fiscal 2009 First Quarter.
(3) Includes restructuring and other charges of $7,768 (see “Note 11. Restructuring and Other Charges” below).

(Table continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Twenty-six weeks ended July 31, 2010
Net sales	$1,004,293	$18,076	$0		$1,022,369
Depreciation and amortization	26,756	595	6,397		33,748
Income/(loss) from operations	42,068	(4,909)	(36,959	)(1)	200
Gain on repurchases of 1.125% Senior Convertible Notes			1,907		1,907
Net interest expense and other income			(8,036)		(8,036)
Income tax benefit			1,182		1,182
Net loss	42,068	(4,909)	(41,906)		(4,747)
Capital expenditures	8,157	80	8,347		16,584

Twenty-six weeks ended August 1, 2009
Net sales	$1,039,158	$25,803	$392	(2)	$1,065,353
Depreciation and amortization	29,841	669	8,764		39,274
Income/(loss) from operations	77,467	(10,344)	(65,857	)(3)	1,266
Gain on repurchases of 1.125% Senior Convertible Notes			11,564		11,564
Net interest expense and other income			(9,024)		(9,024)
Income tax provision			(5,384)		(5,384)
Net loss	77,467	(10,344)	(68,701)		(1,578)
Capital expenditures	5,148	12	4,606		9,766
____________________
(1) Includes restructuring and other charges of $1,508 (see “Note 11. Restructuring and Other Charges” below).
(2) Revenues related to figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(3) Includes restructuring and other charges of $16,473 (see “Note 11. Restructuring and Other Charges” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges

The following table summarizes our restructuring and other charges:

					Total
	Costs	Costs Incurred	Estimated		Estimated/
	Incurred	for Twenty-six	Remaining		Actual
	as of	Weeks Ended	Costs		Costs as of
	January 30,	July 31,	To be		July 31,
(In thousands)	2010	2010(1)	Incurred		2010

Fiscal 2008 Announcements
Lease termination and accretion charges	$11,141	$236	$2,065	(2)	$13,442
Severance, retention, and other costs	4,963	143	21		5,127

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Non-cash accelerated depreciation	643	(31)	0		612
Store lease termination charges	1,215	0	0		1,215
Other non-cash costs	195	0	0		195
Closing of under-performing stores:
Store lease termination charges	749	1,120	6,881		8,750
Total	$18,906	$1,468	$8,967		$29,341
____________________
(1)    Excludes $40 of retention costs related to the sale of our proprietary credit card receivables programs, which are included in “Restructuring and Other Charges” in the accompanying condensed consolidated statement of operations and comprehensive income for the twenty-six weeks ended July 31, 2010.

(2) Accretion charges related to lease termination liability for retained non-core misses apparel assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Restructuring and Other Charges (Continued)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Twenty-six Weeks Ended		Accrued
	as of	July 31, 2010		as of
	January 30,	Costs	Payments/	July 31,
(In thousands)	2010(1)	Incurred	Settlements	2010(1)

Fiscal 2008 Announcements
Severance and retention costs(2)	$1,941	$(16)	$(1,904)	$21
Non-core misses apparel assets:
Lease termination charges	10,285	236	(2,106)	8,415
Other costs	158	0	(5)	153
Transformational initiatives:
Severance and retention costs	236	155	(248)	143

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	1,215	0	0	1,215
Closing of under-performing stores:
Store lease termination charges	714	1,029	(871)	872
Total	$14,549	$1,404	$(5,134)	$10,819
____________________
(1) Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.
(2) Primarily severance for departure of former CEO, the closing of our LANE BRYANT WOMAN catalog, and the elimination of other positions.

During Fiscal 2010 we continued to recognize accretion charges on lease termination costs for facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.  In addition, we recognized lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further information regarding our restructuring and other charges.

The remaining estimated restructuring charges to be incurred as of the end of the Fiscal 2010 Second Quarter relate primarily to store lease termination charges and accretion charges related to the lease termination liability for the retained non-core misses apparel assets.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for additional details of the total charges related to these announcements.

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

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to ASC 820-10 were as follows:

	As of		As of	Fair Value
	July 31,		January 30,	Method
(In thousands)	2010		2010	Used

Assets
Available-for-sale securities(1)	–	(2)	$200	Level 2
____________________
(1)    Unrealized gains and losses on our available-for-sale securities are included in stockholders’ equity until realized and realized gains and losses are recognized in income when the securities are sold.

(2) There were no available-for-sale securities as of July 31, 2010.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the twenty-six weeks ended August 1, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	14,115	2,253
Net additions to other retained interests	7,014	–
Reductions and maturities of QSPE certificates	(900)	–
Amortization of the I/O strip and servicing liability	(16,131)	(2,356)
Valuation adjustments to the I/O strip and servicing liability	1,807	71
Balance, August 1, 2009	$100,358	$3,014

Note 13. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	July 31, 2010			January 30, 2010
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$210,055		$210,055	$186,580		$186,580
Available-for-sale securities	0		0	200		200

Liabilities:
1.125% Senior Convertible Notes, due May 2014	112,414	(1)	110,956	147,531	(1)	141,279
6.07% mortgage note, due October 2014	9,409		8,909	9,777		9,068
6.53% mortgage note, due November 2012	3,150		3,108	3,850		3,763
7.77% mortgage note, due December 2011	6,179		6,243	6,549		6,560
____________________
(1) Net of unamortized discount of $28,037 at July 31, 2010 and $42,105 at January 30, 2010 (see “Note 3. Long-term Debt” above).

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.  The fair values of available-for-sale securities and the 1.125% Senior Convertible Notes are based on quoted market prices for the securities.  The fair values of the mortgage notes and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  As used in this management’s discussion and analysis, “Fiscal 2010” refers to our fiscal year ending January 29, 2011, “Fiscal 2009” refers to our fiscal year ended January 30, 2010, “Fiscal 2008” refers to our fiscal year ended January 31, 2009, and “Fiscal 2007” refers to our fiscal year ended February 2, 2008.  “Fiscal 2010 Second Quarter” refers to our fiscal quarter ended July 31, 2010 and “Fiscal 2009 Second Quarter” refers to our fiscal quarter ended August 1, 2009.  “Fiscal 2010 First Quarter” refers to our fiscal quarter ended May 1, 2010 and “Fiscal 2009 First Quarter” refers to our fiscal quarter ended May 2, 2009.  “Fiscal 2009 Third Quarter” refers to our fiscal quarter ended October 31, 2009, “Fiscal 2009 Fourth Quarter” refers to our fiscal quarter ended January 30, 2010, and “Fiscal 2008 First Quarter” refers to our fiscal quarter ended May 3, 2008.  The terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

●
We continue to execute on our five key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) talent.  Our key priorities are designed to support our strategic goals to enhance our competitive position and improve our financial results.  We cannot assure the successful execution and the realization of the benefits of our key priorities, which may vary materially based on various factors, including the timing of execution of our strategic initiatives.

●
Our inability to successfully manage labor costs, occupancy costs, transportation costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could adversely affect our operating margins and our results of operations.  We cannot assure the successful implementation of our restructuring programs.  Certain key raw materials in our products, such as cotton, wool, and synthetic fabrics, are subject to availability constraints and price volatility.  An increase in the cost or decrease in the availability of such raw materials could adversely affect our operating margins and our results of operations.  In addition, we may be unable to obtain adequate insurance for our operations at a reasonable cost.

●
We depend on the availability of credit for our working capital needs, including credit we receive from our bankers, our factors, our suppliers and their agents, and on our ongoing payments from Alliance Data related to our private-label credit card sales.  The difficult global economic environment could adversely affect our ability or the ability of our vendors to secure adequate credit or other financing.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

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

Credit card operations are subject to numerous Federal and state laws, including, in particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010, that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of the proprietary credit card receivables programs.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the ten-year operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty.  Such changes could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the ten-year operating agreements.

●
The difficult global economic environment, high levels of unemployment, an uncertain economic outlook, and fluctuating energy costs have led to, and could continue to lead to, reduced consumer demand for our products in the future.

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

●
We depend on our distribution and fulfillment centers, and third-party freight consolidators and service providers, for prompt and efficient deliveries of merchandise to our stores and customers.  We could incur significantly higher costs and experience longer lead times associated with distributing our products to our stores and shipping our products to our e-commerce and catalog customers if operations at any of these locations were to be disrupted for any reason.  The failure to distribute our products promptly could adversely affect our results of operations.

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

●
Consolidation in the commercial retail real estate industry could affect our ability to successfully negotiate favorable rental terms for our stores in the future.  Our ability to operate successfully as a mall-based retailer is dependent upon our ability to develop and maintain good relationships with our landlords.  Potential consolidation in the commercial retail real estate industry could limit our future ability to negotiate favorable rental terms or to close under-performing stores on favorable terms.  Should a significant consolidation occur a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to the significant leverage they would possess.  If we are unable to negotiate favorable rental terms with these entities and are therefore unable to profitably operate our existing stores, our business, financial condition, and results of operations could be materially and adversely affected.

●
Inadequate systems capacity, a disruption or slowdown in telecommunications services, changes in technology, changes in government regulations, systems issues, security breaches, a failure to integrate order management systems, or customer privacy issues could result in reduced sales or increases in operating expenses as a result of our efforts or our inability to remedy such issues.

●
We continually evaluate our portfolio of businesses and may decide to acquire or divest businesses or enter into joint ventures or strategic alliances.  If we fail to manage the risks associated with acquisitions, divestitures, joint ventures, or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

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

With the support of our strong balance sheet and liquidity, we continue to focus on the turnaround of our operating performance.  For the Fiscal 2010 Second Quarter, our Adjusted EBITDA (see “EBITDA and Adjusted EBITDA” below) was $10.3 million compared to $29.5 million for the Fiscal 2009 Second Quarter.  While we are very disappointed with our Adjusted EBITDA performance, our focus on the customer allowed us to stabilize both our sales and our customer base in the Fiscal 2010 Second Quarter.  In order to stem the decline in our customer base, which had declined significantly during Fiscal 2009, we were more promotional and invested in additional marketing.  While our year-round and seasonal core assortments generally performed well, our non-core assortments did not.  Due to poor customer response to our seasonal non-core merchandise, we were ultimately over-receipted in the non-core seasonal merchandise.  Additionally, our disappointing performance was further impacted by higher-than-planned markdowns in order to clear excess seasonal inventory in an already promotional environment.

We are addressing our Fiscal 2010 Second Quarter merchandising issues and are continuing to generally improve our assortments for the second half of this year, focusing on the right products in the right quantities.  Additionally, we are working to better position our supply chain organization to reduce purchase commitment lead times.

Consolidated net sales for the Fiscal 2010 Second Quarter decreased 2% as compared to the Fiscal 2009 Second Quarter due primarily to 150 net store closings during the preceding 12-month period, which were partially offset by a 36% increase in e-commerce net sales and a 1% increase in consolidated comparable store sales.  The improvement in e-commerce net sales was attributable to the August 2009 launch of our new websites and the February 2010 launch of our universal shopping cart, which includes free shipping to store locations and $7 flat-rate shipping to customers.

As discussed above, consolidated gross profit as a percentage of net sales declined 190 basis points as compared to the prior-year period.  All of our retail brands experienced decreased gross margin as a result of increased promotional activity and higher-than-planned markdowns to sell-through seasonal merchandise.

Our occupancy and buying expenses decreased both in dollar amount and as a percent of sales for the Fiscal 2010 Second Quarter, primarily related to lower rent expense as a result of the operation of fewer stores and renegotiations of store lease terms.

Our selling, general and administrative expenses increased in dollar amount and as a percent of sales for the Fiscal 2010 Second Quarter, primarily as a result of additional advertising expenses in order to support increases in traffic and conversion.  Additionally, income from our private-label credit card operations for the Fiscal 2010 Second Quarter was lower than the prior-year period but was comparable to the prior year for the year-to-date period.

Financial Position

The strength of our capital base and liquidity profile remains solid, with ample liquidity through our $210 million of cash as of the end of the Fiscal 2010 Second Quarter as compared to $187 million as of the end of Fiscal 2009.  During the Fiscal 2010 Second Quarter we received $45 million of tax refunds related primarily to a Federal income tax loss carryback and repurchased $49 million in face value of our 1.125% Convertible Notes due May 2014 for $38 million.  To date, we have repurchased an aggregate principal amount of $135 million of our 1.125% Convertible Notes for an aggregate purchase price of $89 million.  We ended the quarter with cash in excess of debt of $42 million, compared to debt in excess of cash of $33 million as of the end of Fiscal 2009, an improvement of $75 million.  Additionally, we ended the quarter with no borrowings against our $225 million committed revolving credit facility and as of July 31, 2010 our available borrowing capacity under the facility was approximately $148 million.

Management Initiatives

We continue to improve our merchandise assortments.  We are re-launching our Right Fit® denim and career pants with a strong offering of petite and tall-length assortments at LANE BRYANT and FASHION BUG.  We are also presenting a broader assortment of footwear in 500 LANE BRYANT stores, and have re-launched our Juniors assortment in 300 FASHION BUG stores.

We continue to execute on our five key priorities to guide our organization: (1) focus on the customer; (2) stabilize and begin to grow profitable revenue; (3) increase EBITDA; (4) increase cash flow; and (5) talent.  Our management initiatives are designed to reinforce and support the execution of our key priorities.

During the Fiscal 2010 Second Quarter we made a number of important executive changes, including the appointments of a new President at FASHION BUG, a new President at LANE BRYANT OUTLETS, and a new Executive Vice President of Merchandising and Product Development at FASHION BUG.

RESULTS OF OPERATIONS

The following table shows our results of operations expressed as a percentage of net sales and on a comparative basis:

	Percentage of Net Sales(1)		Percentage	Percentage of Net Sales(1)		Percentage
	Thirteen Weeks Ended		Change	Twenty-six Weeks Ended		Change
	July 31,	August 1,	From Prior	July 31,	August 1,	From Prior
	2010	2009	Period	2010	2009	Period

Net sales	100.0%	100.0%	(1.8)%	100.0%	100.0%	(4.0)%
Cost of goods sold	51.9	50.0	1.9	48.6	48.2	(3.4)
Gross profit	48.1	50.0	(5.6)	51.4	51.8	(4.7)
Occupancy and buying expenses	17.8	19.0	(8.2)	18.0	19.0	(9.1)
Selling, general, and administrative expenses	28.4	25.5	9.5	29.9	27.4	4.9
Depreciation and amortization	3.3	3.6	(11.7)	3.3	3.7	(14.1)
Restructuring and other charges	0.1	1.5	(92.0)	0.1	1.5	(90.8)
Income/(loss) from operations	(1.4)	0.5	(387.5)	0.0	0.1	(84.2)
Other income	0.1	0.1	39.9	0.1	0.0	11.0
Gain on repurchases of 1.125% Senior Convertible Notes	0.4	1.4	(73.9)	0.2	1.1	(83.5)
Interest expense	0.8	0.9	(8.7)	0.8	0.9	(9.8)
Income tax (benefit)/provision	(0.1)	0.1	(166.7)	(0.1)	0.5	(122.0)
Net income/(loss)	(1.7)	0.9	(273.4)	(0.5)	(0.1)	200.8 (2)
____________________
(1) Results may not add due to rounding.
(2) Increase in net loss.

The following table shows information related to the change in our consolidated total net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Retail Stores segment
Increase/(decrease) in comparable store sales(1) :
Consolidated retail stores	1%	(14)%	(1)%	(14)%
LANE BRYANT(2)	1	(13)	(1)	(14)
FASHION BUG	3	(18)	1	(16)
CATHERINES	0	(9)	(1)	(9)

Sales from new stores as a percentage of total consolidated prior-period sales(3):
LANE BRYANT(2)	1	2	1	2
FASHION BUG	0	0	0	0
CATHERINES(4)	1	0	1	0
Other retail stores(5)	0	0	0	0

Prior-period sales from closed stores as a percentage of total consolidated prior-period sales:
LANE BRYANT(2)	(1)	(2)	(1)	(2)
FASHION BUG	(3)	(3)	(3)	(3)
CATHERINES	0	0	0	0
Other retail stores(5)	(1)	0	(1)	0

Decrease in Retail Stores segment sales	(2)	(17)	(3)	(16)

Direct-to-Consumer segment
Decrease in Direct-to-Consumer segment sales(6)	(16)	(72)	(30)	(48)

Decrease in consolidated total net sales	(2)	(19)	(4)	(17)
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

(2) Includes LANE BRYANT OUTLET stores.
(3) Includes incremental Retail Stores segment e-commerce sales.
(4) Includes CATHERINES stores in outlet locations, which were converted from PETITE SOPHISTICATE OUTLET stores during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.
(5) Includes PETITE SOPHISTICATE OUTLET stores, which were closed or converted to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.
(6)    Decreases are primarily a result of reduced sales from our LANE BRYANT WOMAN catalog and related website. During the Fiscal 2008 Third Quarter we decided to discontinue the LANE BRYANT WOMAN catalog, which we completed during the Fiscal 2009 Second Quarter.

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

The tables on the following pages show details of our consolidated net sales and a reconciliation of our income/(loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended July 31, 2010
Net sales	$249.2	$182.8	$80.2	$512.2

Net income/(loss)	3.8	6.4	3.9	14.1
Income tax (benefit)/provision	–	–	–	–
Net interest expense/other income	–	–	–	–
Depreciation and amortization	8.9	2.7	2.0	13.6
EBITDA	12.7	9.1	5.9	27.7

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–
Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$12.7	$9.1	$5.9	$27.7
Adjusted EBITDA as a % of net sales	5.1%	5.0%	7.4%	5.4%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $31.8 and Adjusted EBITDA of $5.8.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirteen weeks ended July 31, 2010
Net sales	$5.4	$0.0	$517.6

Net income/(loss)	(3.2)	(19.5)	(8.6)
Income tax (benefit)/provision	–	(0.4)	(0.4)
Net interest expense/other income	–	3.7	3.7
Depreciation and amortization	0.3	3.0	16.9
EBITDA	(2.9)	(13.2)	11.6

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.9)	(1.9)
Restructuring and other charges	–	0.6	0.6
Adjusted EBITDA	$(2.9)	$(14.5)	$10.3
Adjusted EBITDA as a % of net sales	(53.7)%	– (3)	2.0%
____________________
(2) Primarily FIGI’S catalog business.
(3) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Thirteen weeks ended August 1, 2009
Net sales	$246.9	$192.1	$77.1	$4.8	$520.9

Net income/(loss)	16.7	16.0	7.5	(0.1)	40.1
Income tax provision	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	8.8	3.8	2.0	0.1	14.7
EBITDA	25.5	19.8	9.5	0.0	54.8

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Adjusted EBITDA	$25.5	$19.8	$9.5	$0.0	$54.8
Adjusted EBITDA as a % of net sales	10.3%	10.3%	12.3%	0.0%	10.5%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $33.2 and Adjusted EBITDA of $6.8.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed during the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Thirteen weeks ended August 1, 2009
Net sales	$6.3	$0.0	$527.2

Net income/(loss)	(3.9)	(31.2)	5.0
Income tax provision	–	0.6	0.6
Net interest expense/other income	–	4.2	4.2
Depreciation and amortization	0.3	4.2	19.2
EBITDA	(3.6)	(22.2)	29.0

Gain on repurchases of 1.125% Senior Convertible Notes	–	(7.3)	(7.3)
Restructuring and other charges	–	7.8	7.8
Adjusted EBITDA	$(3.6)	$(21.7)	$29.5
Adjusted EBITDA as a % of net sales	(57.1)%	– (4)	5.6%
____________________
(3)    Includes FIGI’S, with net sales of $4.3 and Adjusted EBITDA of $(3.3). Also includes net sales of $2.0 and Adjusted EBITDA of $(0.3) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Twenty-six weeks ended July 31, 2010
Net sales	$495.3	$348.7	$160.3	$1,004.3

Net loss	29.5	5.4	7.2	42.1
Income tax (benefit)/provision	–	–	–	–
Net interest expense/other income	–	–	–	–
Depreciation and amortization	17.4	5.5	3.9	26.8
EBITDA	46.9	10.9	11.1	68.9

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–
Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$46.9	$10.9	$11.1	$68.9
Adjusted EBITDA as a % of net sales	9.5%	3.1%	6.9%	6.9%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $58.7 and Adjusted EBITDA of $9.7.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Twenty-six weeks ended July 31, 2010
Net sales	$18.1	$0.0	$1,022.4

Net loss	(4.9)	(41.9)	(4.7)
Income tax (benefit)/provision	–	(1.2)	(1.2)
Net interest expense/other income	–	8.0	8.0
Depreciation and amortization	0.6	6.4	33.8
EBITDA	(4.3)	(28.7)	35.9

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.9)	(1.9)
Restructuring and other charges	–	1.5	1.5
Adjusted EBITDA	$(4.3)	$(29.1)	$35.5
Adjusted EBITDA as a % of net sales	(23.8)%	– (3)	3.5%
____________________
(2) Primarily FIGI’S catalog business.
(3) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Twenty-six weeks ended August 1, 2009
Net sales	$500.7	$373.4	$156.0	$9.1	$1,039.2

Net loss	44.2	18.1	15.1	0.1	77.5
Income tax (benefit)/provision	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	18.1	7.7	4.0	0.0	29.8
EBITDA	62.3	25.8	19.1	0.1	107.3

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Adjusted EBITDA	$62.3	$25.8	$19.1	$0.1	$107.3
Adjusted EBITDA as a % of net sales	12.4%	6.9%	12.2%	1.1%	10.3%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $60.8 and Adjusted EBITDA of $11.2.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed during the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Twenty-six weeks ended August 1, 2009
Net sales	$25.8	$0.4 (4)	$1,065.4

Net loss	(10.4)	(68.7)	(1.6)
Income tax (benefit)/provision	–	5.4	5.4
Net interest expense/other income	–	9.0	9.0
Depreciation and amortization	0.7	8.8	39.3
EBITDA	(9.7)	(45.5)	52.1

Gain on repurchases of 1.125% Senior Convertible Notes	–	(11.6)	(11.6)
Restructuring and other charges	–	16.5	16.5
Adjusted EBITDA	$(9.7)	$(40.6)	$57.0
Adjusted EBITDA as a % of net sales	(37.6)%	– (5)	5.4%
____________________
(3)    Includes FIGI’S, with net sales of $15.4 and Adjusted EBITDA of $(4.6). Also includes net sales of $10.4 and Adjusted EBITDA of $(5.1) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4) Revenues related to figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(5) Not meaningful.

The following table sets forth information with respect to our year-to-date retail store activity for Fiscal 2010 and planned store activity for all of Fiscal 2010:

	LANE	FASHION
	BRYANT	BUG	CATHERINES	Total

Fiscal 2010 Year-to-Date:
Stores at January 30, 2010	860	801	460	2,121

Stores opened	2	0	0	2
Stores converted(1)	0	0	28	28
Stores closed(2)	(13)	(22)	(8)	(43)
Net change in stores	(11)	(22)	20	(13)

Stores at July 31, 2010	849	779	480	2,108

Stores relocated during period	5	0	0	5

Fiscal 2010 Plan:
Store openings	6-8	0	0	6-8
Store conversions(3)	0	0	28	28
Store closings	30-40	55-60	15-20	100-120
Store relocations	9-11	0	0	9-11
____________________
(1)   During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert 33 of the locations to CATHERINES stores in outlet locations. We converted 5 stores during Fiscal 2009 and converted the remaining 28 stores during the Fiscal 2010 First Quarter.

(2) Includes 22 FASHION BUG, 12 LANE BRYANT, and 8 CATHERINES stores closed as part of the store closing initiatives announced in February 2008, November 2008, and March 2010.
(3)     Includes 28 PETITE SOPHISTICATE OUTLET STORES converted to CATHERINES stores in outlet locations in February 2010 (see Footnote (1) above). Does not include 13-18 FASHION BUG test stores to be converted to include merchandise from our LANE BRYANT and CATHERINES brands.

Comparison of Thirteen Weeks Ended July 31, 2010 and August 1, 2009

Consolidated Results of Operations

Net Sales

Fiscal 2010 Second Quarter consolidated net sales decreased as compared to the Fiscal 2009 Second Quarter primarily as a result of 150 net store closings during the preceding 12-month period, partially offset by a 36% increase in Retail Stores segment e-commerce net sales and a 1% increase in consolidated comparable store sales.  Comparable store sales have improved as compared to the prior-year period as a result of our efforts to focus on our customer, which allowed us to stabilize both our net sales and our customer base.

Retail Stores segment e-commerce net sales for the Fiscal 2010 Second Quarter increased 36% from the Fiscal 2009 Second Quarter and represented 6% of consolidated net sales for the current-year period as compared to 4% of consolidated net sales for the prior-year period.  The improvement in e-commerce net sales reflects our efforts that began during Fiscal 2009 with the redesign of each of our e-commerce websites, successful conversion to a new technology platform, and ongoing enhancements to our customers’ online experience, such as the launch of a universal shopping cart and $7 flat-rate shipping to customers.

Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

Consolidated gross profit decreased $14.7 million primarily as a result of store closings and increased promotional activity and higher-than-planned markdowns to sell-through seasonal merchandise, which resulted in a 190 basis-point decrease in consolidated gross margin in the Fiscal 2010 Second Quarter as compared to the prior-year period.

Occupancy and Buying

Consolidated occupancy and buying expenses as a percentage of consolidated net sales decreased 120 basis points as compared to the prior-year period and decreased $8.2 million primarily as a result of operating fewer stores, as well as rent reductions received from landlords and other store-related occupancy savings.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses as a percentage of net sales increased 290 basis points as a result of a lack of leverage from the decrease in net sales and increased $12.7 million from the prior-year period, primarily as a result of additional advertising expenses, including our national television campaign.  Additionally, income from our private-label credit card operations for the Fiscal 2010 Second Quarter was lower than the prior-year period but on a year-to-date basis was comparable to the prior-year period.

Retail Stores Segment Results of Operations

Net Sales

Retail Stores segment net sales for the Fiscal 2010 Second Quarter decreased as compared to the prior-year period primarily as a result of 150 net store closings during the preceding twelve-month period, partially offset by an increase in store-related e-commerce net sales across all of our brands and increases in comparable store sales at our FASHION BUG and LANE BRYANT brands.  Comparable store sales have improved as compared to the prior-year period as a result of our efforts to focus on our customer, which allowed us to stabilize both our net sales and our customer base.

Retail Stores segment e-commerce net sales for the Fiscal 2010 Second Quarter increased 36% from the Fiscal 2009 Second Quarter and represented 6% of Retail Stores segment net sales for the current-year period as compared to 4% of Retail Stores segment net sales for the prior-year period.  During the Fiscal 2009 Third Quarter we redesigned our websites and converted to a new technology platform, and during the Fiscal 2010 First Quarter we introduced a universal shopping cart with free shipping to store locations and $7 flat-rate shipping for home delivery to enhance our customers’ on-line shopping experience.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of an increase in store-related e-commerce net sales and a 1% increase in comparable store sales, partially offset by 32 net store closings since the end of the prior-year period.  Increases in traffic levels, units per transaction, and conversion rate at LANE BRYANT were partially offset by a decrease in average dollar sale.

FASHION BUG sales decreased primarily as a result of 89 net store closings, partially offset by a 3% increase in comparable store sales and an increase in store-related e-commerce net sales.  Slight improvements in traffic levels, conversion rate and units per transaction were more than offset by a decrease in average dollar sale as compared to the prior-year period for FASHION BUG.

CATHERINES sales increased as compared to the prior year primarily as a result of 15 net store openings driven by the conversion of 33 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations during the Fiscal 2010 First Quarter, as well as an increase in store-related e-commerce net sales.  Comparable store sales were flat for the current-year period and an increase in conversion rate was offset by decreases in traffic levels and average dollar sale as compared to the prior-year period.

During the Fiscal 2010 Second Quarter we recognized revenues of $4.8 million in connection with our loyalty card programs as compared to revenues of $5.0 million during the Fiscal 2009 Second Quarter.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales decreased 330 basis points due primarily to increased promotional activity to drive store traffic and to sell-through seasonal merchandise during the current-year period.  Markdowns as a percentage of sales increased as compared to the prior-year period at each of our brands.  Gross profit as a percentage of net sales decreased 340 basis points for LANE BRYANT, 320 basis points for FASHION BUG, and 360 basis points for CATHERINES.

Occupancy and Buying

Occupancy and buying expenses for the Retail Stores segment as a percentage of net sales decreased 70 basis points and decreased in dollar amount in the current-year period as compared to the prior-year period, primarily as a result of the closing of under-performing stores during the prior year as well as from rent reductions secured from landlords.  Occupancy and buying expenses as a percentage of net sales decreased 90 basis points for LANE BRYANT and 80 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 10 basis points for CATHERINES primarily as a result of the conversion of 33 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 250 basis points as a result of a lack of leverage from the decrease in net sales and increased in dollar amount primarily as a result of additional advertising expenses, including our national television campaign.  Additionally, income from our private-label credit card operations for the Fiscal 2010 Second Quarter was lower than the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales increased 240 basis points for LANE BRYANT, 290 basis points for FASHION BUG, and 130 basis points for CATHERINES.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to the closing of our LANE BRYANT WOMAN catalog and related website during the Fiscal 2009 Second Quarter.  Net sales from our FIGI’S catalog increased 24% as compared to the prior-year period as a result of a planned increase in catalog circulation.

Gross Profit

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of improvements in gross profit for our FIGI’S business.

Occupancy and Buying

Occupancy and buying expenses for our Direct-to-Consumer segment decreased primarily as a result of the shutdown during the Fiscal 2009 Third Quarter of the retained leased facilities from the sale of our non-core misses apparel catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of the transitional service agreements related to the non-core misses apparel catalog business that terminated during the Fiscal 2009 Third Quarter.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of consolidated net sales decreased 30 basis points as compared to the prior-year period and decreased in dollar amount primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Restructuring and Other Charges

During the Fiscal 2010 Second Quarter we recognized charges primarily for lease termination costs in connection with our program, announced in March 2010, to close approximately 100-120 under-performing stores during Fiscal 2010, and accretion charges on lease termination costs for facilities retained from the sale of our non-core misses apparel catalog business that ceased operations in the Fiscal 2009 Third Quarter.  During the Fiscal 2009 Second Quarter we recognized charges primarily for non-cash write-downs of assets retained from the sale of the non-core misses apparel catalog business, costs related to our decision to outsource the development and hosting of our new e-commerce platform, and costs related to our transformational initiatives.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the Fiscal 2010 Second Quarter we repurchased 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.  During the Fiscal 2009 Second Quarter we repurchased 1.125% Notes with an aggregate principal amount of $38.2 million and recognized a gain on the repurchases of $7.3 million, net of unamortized issue costs.

Income Tax Provision

Our income tax benefit for the Fiscal 2010 Second Quarter was $0.4 million on a loss before income taxes of $9.1 million as compared to a tax provision of $0.7 million on income before income taxes of $5.6 million for the Fiscal 2009 Second Quarter.  The income tax benefit for the Fiscal 2010 Second Quarter was primarily a result of a net decrease in our liability for unrecognized tax benefits, interest, and penalties in accordance with ASC 740-10, “Income Taxes,” offset by certain state and foreign income taxes payable as well as required deferred taxes.

The Fiscal 2009 Second Quarter income tax provision was primarily a result of state and foreign income taxes payable as well as required deferred taxes, offset by a net decrease in our liability for unrecognized tax benefits, interest and penalties in accordance with ASC 740-10.

Comparison of Twenty-six Weeks Ended July 31, 2010 and August 1, 2009

Consolidated Results of Operations

Net Sales

Consolidated net sales for the first half of Fiscal 2010 decreased as compared to the first half of Fiscal 2009.  The decrease was primarily a result of 150 net store closings during the preceding 12-month period, the closing of our LANE BRYANT WOMAN catalog and related website during the Fiscal 2009 Second Quarter, and a 1% decrease in consolidated comparable store sales, partially offset by an increase in Retail Stores segment e-commerce net sales.  Comparable store sales continue to be negatively impacted by weak but improving store traffic levels.

Retail Stores segment e-commerce net sales for the first half of Fiscal 2010 increased 36% from the first half of Fiscal 2009 and represented 6% of consolidated net sales for the current-year period as compared to 4% of consolidated net sales for the prior-year period.  The improvement in e-commerce net sales reflects our efforts that began during Fiscal 2009 with the redesign of each of our e-commerce websites, conversion to a new technology platform, and the launch of a universal shopping cart with free shipping to store locations and $7 flat-rate shipping for home delivery to enhance our customers’ online shopping experience.

Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

Consolidated gross profit decreased $25.7 million primarily as a result of store closings and increased promotional activity and higher-than-planned markdowns to sell-through seasonal merchandise, which resulted in a 40-basis-point decrease in consolidated gross margin in the first half of Fiscal 2010 as compared to the prior-year period.

Occupancy and Buying

Consolidated occupancy and buying expenses as a percentage of consolidated net sales decreased 100 basis points as compared to the prior-year period and decreased $18.5 million primarily as a result of operating fewer stores, as well as rent reductions secured from landlords and other store-related occupancy savings.

Selling, General, and Administrative

Consolidated selling, general, and administrative expenses as a percentage of net sales increased 250 basis points as a result of a lack of leverage from the decrease in net sales and increased $14.4 million from the prior-year period, primarily as a result of additional advertising expenses, including our national television campaign.

Retail Stores Segment Results of Operations

Net Sales

Retail Stores segment net sales for the first half of Fiscal 2010 decreased as compared to the first half of Fiscal 2009 primarily as a result of 150 net store closings during the preceding twelve-month period and decreases in comparable store sales at our LANE BRYANT and CATHERINES brands, partially offset by an increase in comparable store sales for our FASHION BUG brand and increases in store-related e-commerce net sales across all of our brands.  Net sales for all of our brands continued to be negatively impacted by weak but improving store traffic levels.

Retail Stores segment e-commerce net sales for the first half of Fiscal 2010 increased 36% from the first half of Fiscal 2009 and represented 6% of Retail Stores segment net sales for the current-year period as compared to 4% of Retail Stores segment net sales for the prior-year period.  During the Fiscal 2009 Third Quarter we redesigned our websites and converted to a new technology platform, and during the Fiscal 2010 First Quarter we introduced a universal shopping cart with free shipping to store locations and $7 flat-rate shipping for home delivery to enhance our customers’ on-line shopping experience.

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of 32 net store closings during the preceding twelve-month period and a 1% decrease in comparable store sales, partially offset by an increase in store-related e-commerce net sales.  An increase in traffic levels and conversion rate at LANE BRYANT were offset by a decrease in average dollar sale as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 89 net store closings, partially offset by an increase in store-related e-commerce net sales and a 1% increase in comparable store sales.  Increases in traffic levels and conversion rate were offset by a decrease in average dollar sale as compared to the prior-year period.

CATHERINES sales increased slightly as compared to the prior year primarily as a result of 15 net store openings driven by the conversion of 33 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations during the Fiscal 2010 First Quarter, as well as an increase in store-related e-commerce net sales.  Comparable store sales decreased 1% and an increase in conversion rate was offset by decreases in traffic levels and average dollar sale as compared to the prior-year period.

During the first half of Fiscal 2010 we recognized revenues of $9.2 million in connection with our loyalty card programs as compared to revenues of $10.0 million during the first half of Fiscal 2009.

Gross Profit

Gross profit for the Retail Stores segment as a percentage of net sales decreased 210 basis points due primarily to increased promotional activity to drive store traffic and to sell-through seasonal merchandise during the current-year period.  Markdowns as a percentage of sales increased as compared to the prior-year period at each of our brands.  Gross profit as a percentage of net sales decreased 170 basis points for LANE BRYANT, 270 basis points for FASHION BUG, and 280 basis points for CATHERINES.

Occupancy and Buying

Occupancy and buying expenses for the Retail Stores segment as a percentage of net sales decreased 70 basis points and decreased in dollar amount in the current-year period as compared to the prior-year period, primarily as a result of the closing of under-performing stores during the preceding 12-month period as well as from occupancy reductions secured from landlords.  Occupancy and buying expenses as a percentage of net sales decreased 90 basis points for LANE BRYANT and 80 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 20 basis points for CATHERINES as an increase in occupancy and buying expenses from the conversion of 33 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations more than offset an increase in CATHERINES net sales.

Selling, General, and Administrative

Selling, general, and administrative expenses for the Retail Stores segment as a percentage of net sales increased 200 basis points as a result of a lack of leverage from the decrease in net sales and increased in dollar amount primarily as a result of additional advertising expenses, including our national television campaign.  Selling, general, and administrative expenses as a percentage of net sales increased 200 basis points for LANE BRYANT, 190 basis points for FASHION BUG, and 230 basis points for CATHERINES.

Direct-to-Consumer Segment Results of Operations

Net Sales

The decrease in net sales from our Direct-to-Consumer segment was primarily attributable to the closing of our LANE BRYANT WOMAN catalog and related website during the Fiscal 2009 Second Quarter.  Net sales from our FIGI’S catalog increased 18% as compared to the prior-year period as a result of a planned increase in catalog circulation as part of our strategic plan to grow the FIGI’S business.

Gross Profit

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of improvements in gross profit for our FIGI’S business.

Occupancy and Buying

Occupancy and buying expenses for our Direct-to-Consumer segment decreased primarily as a result of the shutdown during the Fiscal 2009 Third Quarter of the retained leased facilities from the sale of our non-core misses apparel catalog business.

Selling, General, and Administrative

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of the transitional service agreements related to the non-core misses apparel catalog business that terminated during the Fiscal 2009 Third Quarter.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of consolidated net sales decreased 40 basis points as compared to the prior-year period and decreased in dollar amount primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Restructuring and Other Charges

During the first half of Fiscal 2010 we recognized charges primarily for lease termination costs in connection with our program, announced in March 2010, to close approximately 100-120 under-performing stores during Fiscal 2010, and accretion charges on lease termination costs for facilities retained from the sale of our non-core misses apparel catalog business that ceased operations in the Fiscal 2009 Third Quarter.  During the first half of Fiscal 2009 we recognized charges primarily for lease termination, severance, relocation, and other costs related to restructuring initiatives announced during Fiscal 2007 and Fiscal 2008.  We also recognized non-cash charges for write-downs of assets retained from the sale of the non-core misses apparel catalog business and our decision to outsource the development and hosting of our new e-commerce platform.  In addition, we recognized retention costs and non-cash accelerated depreciation related to the shutdown of our LANE BRYANT WOMAN catalog operations and lease termination costs related to the closure of under-performing stores and other costs.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the first half of Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.  During the first half of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $51.7 million and recognized a gain on the repurchases of $11.6 million, net of unamortized issue costs.

Income Tax Provision

Our income tax benefit for the first half of Fiscal 2010 was $1.2 million on a loss before income taxes of $5.9 million as compared to a tax provision of $5.4 million on income before income taxes of $3.8 million for the first half of Fiscal 2009.  The income tax benefit for the first half of Fiscal 2010 resulted primarily from a reduction in our valuation allowance associated with our net operating loss carryback and a net decrease in our liability for unrecognized tax benefits, interest, and penalties in accordance with ASC 740-10, “Income Taxes,” offset by certain state and foreign income taxes payable as well as required deferred taxes.

The income tax provision for the first half of Fiscal 2009 was primarily a result of a net increase in our liability for unrecognized tax benefits, interest, and penalties after a decrease due to settlements with state tax authorities; state and foreign income taxes payable; and required deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations, private-label credit card programs, and revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	July 31,	January 30,
(Dollars in millions)	2010	2010

Cash, cash equivalents, and available-for-sale securities	$210.1	$186.8
Available borrowing capacity under revolving credit facility	$148.1	$141.4
Working capital	$302.6	$335.6
Current ratio	2.0	2.2
Long-term debt to equity ratio	36.4%	47.3%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 1. Financial Statements” above.

Our net cash provided by operating activities increased to $82.0 million for the first half of Fiscal 2010 from $57.4 million for the first half of Fiscal 2009.  The increase in cash provided by operating activities was primarily a result of the receipt of $45.0 million of Federal income tax refunds during the current-year period and the timing of payments of prepaid and accrued expenses, partially offset by an increase in inventories net of accounts payable in the current-year period as compared to the prior-year period.

During the first half of Fiscal 2010 we used $3.1 million for scheduled repayments of long-term borrowings.  In addition, we repurchased 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) with an aggregate principal amount of $49.2 million for an aggregate purchase price of $38.3 million.  During the first half of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $51.7 million for an aggregate purchase price of $26.6 million.  In addition, during the first half of Fiscal 2009 we used $3.4 million for scheduled repayments of other long-term borrowings and $6.3 million for deferred financing costs related to our amended revolving credit facility, and received $6.9 million of proceeds from net sales of available-for-sale securities.

Capital Expenditures

Capital expenditures net of construction allowances received from landlords were $14.7 million during the first half of Fiscal 2010 as compared to $5.6 million for the first half of Fiscal 2009.  Gross capital expenditures, excluding construction allowances received from landlords, were $16.6 million during the first half of Fiscal 2010 as compared to $9.8 million for the first half of Fiscal 2009.

We anticipate that our Fiscal 2010 capital expenditures, net of construction allowances received from landlords, will be approximately $42-$47 million as compared to net capital expenditures of $18.4 million for Fiscal 2009.  Our projected gross capital expenditures for Fiscal 2010 will be approximately $45-$50 million before construction allowances received from landlords as compared to gross capital expenditures of $22.7 million for Fiscal 2009.  We expect to use these expenditures according to disciplined return on investment criteria for 6-8 new store openings, remodels and refurbishments, to fund fixturing for new merchandise assortments, to test brand combinations and conversions, and the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

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

Asset Securitization Program

Prior to the sale of our proprietary credit card receivables programs, our asset securitization program primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPEs were isolated for purposes of the securitization program.  We used our asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Additional information regarding our asset securitization facilities is included in “Item 1. Notes to Condensed Consolidated Financial Statements; “Note 9. Asset Securitization” above and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Financing; Off-Balance-Sheet Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

Payments from WFNNB under the ten-year operating agreements are recognized as a reduction of selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables program prior to the sale.  With the sale of the proprietary credit card receivables programs to WFNNB, the majority of the expenses associated with the proprietary credit card receivables programs were eliminated.

Further details of our net credit contribution for the thirteen weeks and twenty-six weeks ended August 1, 2009 are as follows:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
(In millions)	August 1, 2009	August 1, 2009

Net securitization excess spread revenues	$23.1	$40.0
Net changes to the I/O strip and servicing liability	1.0	(0.2)
Other credit card revenues, net(1)	2.9	6.1
Total proprietary credit card revenues	27.0	45.9
Less total credit card program expenses	14.0	28.9
Total credit contribution	$13.0	$17.0
____________________
(1) Excludes inter-company merchant fees between our credit entities and our retail entities.

Further details of our outstanding receivables for the thirteen weeks and twenty-six weeks ended August 1, 2009 are as follows:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
(In millions)	August 1, 2009	August 1, 2009

Average managed receivables outstanding	$501.3	$502.8
Ending managed receivables outstanding	495.2	495.2

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

Revolving Credit Facility

We have a loan and security agreement (the “agreement”) that provides for a $225 million senior secured revolving credit facility (the “credit facility”), which includes an option allowing us to increase our credit facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100 million of the $225 million may be used for letters of credit.  The credit facility provides for committed revolving credit availability through July 31, 2012.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above for further details regarding the credit facility.  There were no borrowings outstanding under the credit facility as of July 31, 2010.

The agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  As of July 31, 2010 the applicable interest rates under the amended facility were 6.00% for Base Rate loans and 4.07% for 30-day Eurodollar Rate loans.

The agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  In each month in which Excess Availability (as defined in the agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of July 31, 2010 the Excess Availability under the amended facility was $198.1 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

During the first half of Fiscal 2010 we repurchased 1.125% Senior Convertible Notes (the “1.125% Notes”) with an aggregate principal amount of $49.2 million (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above).  During the first half of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $51.7 million.  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us.

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

We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes or to fund strategic business opportunities.  We may also elect to redeem debt financing prior to maturity or to purchase additional 1.125% Senior Convertible Notes under circumstances that we believe to be favorable to us.  At this time we cannot determine the timing or amount of such potential capital requirements, which will depend on a number of factors, including demand for our merchandise, industry conditions, competitive factors, the market value of our outstanding debt, the condition of financial markets, and the nature and size of strategic business opportunities that we may elect to pursue.

MARKET RISK

As of July 31, 2010 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2009, Sharon Bates and Tamara Baggett, former Store Sales Managers (“SSMs”) of stores under the trade name “Catherines,” filed a Complaint with the United States District Court, District of Connecticut, against Catherines, Inc. (“Catherines”).  The complaint, as amended, alleges that the plaintiffs were unlawfully denied overtime compensation.  Ms. Bates' individual overtime claim was brought under the Connecticut Minimum Wage Act (“CMWA”) and Ms. Baggett's individual overtime claim was brought under the New York Minimum Wage Act (“NYMWA”).  In addition, both Plaintiffs asserted claims on behalf of themselves and other purportedly similarly-situated current and former SSMs under the Fair Labor Standards Act (“FLSA”).  The Plaintiffs seek unpaid overtime wages, liquidated damages, interest and costs, attorneys’ fees, an order enjoining Catherines from continuing its alleged illegal practices in violation of the FLSA, NYMWA and CMWA as to current and future SSMs and such other relief as the Court deems equitable.  Catherines has filed its Answer to the Amended Complaint denying Plaintiffs’ allegations.

On or about May 27, 2010 Plaintiffs filed a Motion to Proceed as a Collective Action.  In that motion, Plaintiffs seek approval from the Court to send notice of the lawsuit to purportedly similarly-situated current and former SSMs working with Catherines after August 18, 2006, who may, after receiving the notice, elect to participate in the lawsuit as plaintiffs.  Catherines is opposing this motion, and oral argument was heard on the motion on August 20, 2010.  If the motion is granted, the scope of the litigation may expand significantly.

In addition, Catherines has filed a Summary Judgment Motion to dismiss the claims of Plaintiff Bates.  Plaintiffs’ opposition to the motion is due August 27, 2010.

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

Consolidation in the commercial retail real estate industry could affect our ability to successfully negotiate favorable rental terms for our stores in the future.  Our ability to operate successfully as a mall-based retailer is dependent upon our ability to develop and maintain good relationships with our landlords.  Potential consolidation in the commercial retail real estate industry could limit our future ability to negotiate favorable rental terms or to close under-performing stores on favorable terms.  Should a significant consolidation occur a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to the significant leverage they would possess.  If we are unable to negotiate favorable rental terms with these entities and are therefore unable to profitably operate our existing stores, our business, financial condition, and results of operations could be materially and adversely affected.

Certain key raw materials in our products, such as cotton, wool, and synthetic fabrics, are subject to availability constraints and price volatility.  An increase in the cost or decrease in the availability of such raw materials could adversely affect our operating margins and our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

May 2, 2010 through May 29, 2010	883	(1)	$5.29	–
May 30, 2010 through July 3, 2010	1,810	(1)	4.31	–
July 4, 2010 through July 31, 2010	166	(1)	4.30	–
Total	2,859		$4.62	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)   On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to Fiscal 2008. As of July 31, 2010, $197,365,000 was available for future repurchases under this program. This repurchase program has no expiration date.

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

10.4
2010 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 12, 2010 (File No. 000-07258).

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: September 1, 2010	/S/ JAMES P. FOGARTY
James P. Fogarty
President
Chief Executive Officer

Date: September 1, 2010	/S/ ERIC M. SPECTER
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

10.4
2010 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 12, 2010 (File No. 000-07258).

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.