Form 10-Q
period 2010-10-30
CHARMING SHOPPES INC
filed 2010-12-01
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of November 29, 2010 was 115,470,106 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30,	January 30,
(In thousands, except share amounts)	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$104,157	$186,580
Available-for-sale securities	0	200
Accounts receivable, net of allowances of $1,737 and $5,345	5,441	33,647
Merchandise inventories	394,508	267,525
Deferred taxes	7,826	5,897
Prepayments and other	109,345	128,053
Total current assets	621,277	621,902

Property, equipment, and leasehold improvements – at cost	1,029,933	1,026,815
Less accumulated depreciation and amortization	745,906	721,732
Net property, equipment, and leasehold improvements	284,027	305,083

Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	18,271	24,104
Total assets	$1,134,143	$1,161,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$176,922	$126,867
Accrued expenses	145,840	153,175
Current portion – long-term debt	6,477	6,265
Total current liabilities	329,239	286,307

Deferred taxes	54,291	52,683
Other non-current liabilities	173,731	186,175
Long-term debt, net of debt discount of $26,396 and $42,105	133,196	171,558

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 154,086,753 shares and 154,234,657 shares	15,409	15,423
Additional paid-in capital	507,515	505,033
Treasury stock at cost – 38,617,180 shares and 38,571,746 shares	(348,400)	(348,241)
Retained earnings	269,162	292,719
Total stockholders’ equity	443,686	464,934
Total liabilities and stockholders’ equity	$1,134,143	$1,161,657

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	October 30,	October 31,
(In thousands, except per share amounts)	2010	2009

Net sales	$463,619	$460,237

Cost of goods sold	221,918	223,421
Gross profit	241,701	236,816

Occupancy and buying expenses	92,687	95,020
Selling, general, and administrative expenses	145,016	135,479
Depreciation and amortization	16,367	18,260
Sale of proprietary credit card receivables programs	0	13,379
Restructuring and other charges	3,234	14,746
Total operating expenses	257,304	276,884

Loss from operations	(15,603)	(40,068)

Other income	442	198
Gain on repurchases of 1.125% Senior Convertible Notes	0	1,264
Interest expense	(3,790)	(4,822)

Loss before income taxes	(18,951)	(43,428)
Income tax (benefit)/provision	(141)	4,934

Net loss	$(18,810)	$(48,362)

Basic net loss per share	$(0.16)	$(0.42)

Diluted net loss per share	$(0.16)	$(0.42)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Thirty-nine Weeks Ended
	October 30,	October 31,
(In thousands, except per share amounts)	2010	2009

Net sales	$1,485,988	$1,525,590

Cost of goods sold	718,575	737,340
Gross profit	767,413	788,250

Occupancy and buying expenses	276,791	297,660
Selling, general, and administrative expenses	451,168	427,260
Depreciation and amortization	50,115	57,534
Sale of proprietary credit card receivables programs	0	13,379
Restructuring and other charges	4,742	31,219
Total operating expenses	782,816	827,052

Loss from operations	(15,403)	(38,802)

Other income	976	679
Gain on repurchases of 1.125% Senior Convertible Notes	1,907	12,828
Interest expense	(12,360)	(14,327)

Loss before income taxes	(24,880)	(39,622)
Income tax (benefit)/provision	(1,323)	10,318

Net loss	(23,557)	(49,940)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities	0	(5)

Comprehensive loss	$(23,557)	$(49,945)

Basic net loss per share	$(0.20)	$(0.43)

Diluted net loss per share	$(0.20)	$(0.43)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	October 30,	October 31,
(In thousands)	2010	2009

Operating activities
Net loss	$(23,557)	$(49,940)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	51,593	58,908
Stock-based compensation	3,666	4,301
Sale of proprietary credit card receivables programs	0	13,379
Accretion of discount on 1.125% Senior Convertible Notes	5,615	7,786
Deferred income taxes	(321)	2,536
Gain on repurchases of 1.125% Senior Convertible Notes	(1,907)	(12,828)
Write-down of capital assets	0	8,935
Net loss from disposition of capital assets	723	182
Net gain from securitization activities	0	(2,465)
Changes in operating assets and liabilities
Accounts receivable, net	28,206	29,200
Merchandise inventories	(126,983)	(66,320)
Accounts payable	50,055	63,622
Prepayments and other	20,064	(13,369)
Accrued expenses and other	(21,071)	5,395
Proceeds from sale of retained interests in proprietary credit card receivables	0	85,050
Net cash provided/(used) by operating activities	(13,917)	134,372

Investing activities
Investment in capital assets	(29,217)	(16,313)
Proceeds from sale of certificates related to proprietary credit card receivables	0	51,250
Proceeds from sales of capital assets	318	1,719
Gross purchases of securities	0	(2,448)
Proceeds from sales of securities	200	8,588
Decrease in other assets	2,900	4,357
Net cash provided/(used) by investing activities	(25,799)	47,153

Financing activities
Repayments of long-term borrowings	(4,674)	(5,076)
Repurchases of 1.125% Senior Convertible Notes	(38,260)	(39,323)
Payments of deferred financing costs	0	(7,308)
Net payments for settlements of hedges on convertible notes	0	(31)
Net proceeds from shares issued under employee stock plans	227	398
Net cash used by financing activities	(42,707)	(51,340)

Increase/(decrease) in cash and cash equivalents	(82,423)	130,185
Cash and cash equivalents, beginning of period	186,580	93,759
Cash and cash equivalents, end of period	$104,157	$223,944

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and comprehensive income, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  The results of operations for the thirteen weeks and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are not necessarily indicative of operating results for the full fiscal year.  As used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

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

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

	October 30,	January 30,
(In thousands)	2010	2010

Due from customers	$7,178	$38,992
Allowance for doubtful accounts	(1,737)	(5,345)
Net accounts receivable	$5,441	$33,647

Note 3. Long-term Debt

	October 30,	January 30,
(In thousands)	2010	2010

1.125% Senior Convertible Notes, due May 2014	$140,451	$189,636
Capital lease obligations	7,607	10,116
6.07% mortgage note, due October 2014	9,223	9,777
6.53% mortgage note, due November 2012	2,800	3,850
7.77% mortgage note, due December 2011	5,988	6,549
Total long-term debt principal	166,069	219,928
Less unamortized discount on 1.125% Senior Convertible Notes	(26,396)	(42,105)
Long-term debt – carrying value	139,673	177,823
Current portion	(6,477)	(6,265)
Net long-term debt	$133,196	$171,558

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Long-term Debt (Continued)

During the Fiscal 2010 Second Quarter we repurchased $49,185,000 aggregate principal amount of 1.125% Notes with $10,094,000 of unamortized discount for a purchase price of $38,260,000 and recognized a gain of $1,907,000, net of unamortized issue costs.  During the Fiscal 2009 Third Quarter we repurchased $17,508,000 aggregate principal amount of 1.125% Notes with $4,145,000 of unamortized discount for a purchase price of $12,706,000 and recognized a gain of $1,264,000, net of unamortized issue costs.  During the first three quarters of Fiscal 2009 we repurchased $69,243,000 aggregate principal amount of 1.125% Notes with $17,165,000 of unamortized discount for a purchase price of $39,323,000 and recognized a gain of $12,828,000, net of unamortized issue costs.  In conjunction with these repurchases we unwound a portion of our positions in the warrants and call options that we had sold and purchased in Fiscal 2007 to hedge the impact of the convertible debt, which had an immaterial impact on our consolidated financial statements.

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

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the Agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of October 30, 2010 the applicable rates under the facility were 6.00% (Base Rate plus 2.75%) for Base Rate Loans and 4.00% (LIBOR plus 3.75%) for 30-day Eurodollar Rate Loans.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Long-term Debt (Continued)

As of October 30, 2010 we had an aggregate total of $4,301,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of October 30, 2010.

Note 4. Stockholders’ Equity

The following table summarizes changes in total stockholders’ equity for the period indicated:

Thirty-nine
Weeks Ended
October 30,
(Dollars in thousands)	2010

Total stockholders’ equity, beginning of period	$464,934
Net loss	(23,557)
Issuance of common stock (370,846 shares), net of shares withheld for payroll taxes	227
Equity component of repurchases of 1.125% Senior Convertible Notes	(1,584)
Stock-based compensation	3,666
Total stockholders’ equity, end of period	$443,686

Note 5. Stock-based Compensation Plans

Through June 24, 2010 we had various stock-based compensation plans under which we were granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 10.  Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  Grants of stock-based compensation consisted primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).

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

The number of shares reserved for issuance under the 2010 Plan consist of 4,000,000 shares plus (i) 2,414,004 shares remaining available under the 2004 Plan, which have been transferred to the 2010 plan, and (ii) shares subject to outstanding awards under the 2004 Plan and predecessor plans (2000 Associates’ Stock Incentive Plan, 1999 Associates’ Stock Incentive Plan, and 1993 Employees’ Stock Incentive Plan) that are canceled, forfeited, or otherwise become available under the share recapture provisions of the 2010 Plan.  Unissued shares remaining available under the 2003 Plan and 1988 Plan as of June 24, 2010 will not be added to the shares authorized under the 2010 Plan.

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

Additional information related to the 2010 Plan is as follows:

Thirty-nine
Weeks Ended
October 30,
2010

RSAs/RSUs granted	316,992
Weighted average market price at date of grant	$3.77
RSAs/RSUs outstanding at end of period	316,992

Stock option and stock appreciation rights activity under our various stock-based compensation plans for the thirty-nine weeks ended October 30, 2010 was as follows:

		Average				Aggregate
	Option/	Option/				Intrinsic
	SARs	SARs	Option/SARs			Value(1)
	Shares	Price	Prices per Share			(000’s	)

Outstanding at January 30, 2010	7,076,953	$2.92	$0.99	–	$13.84	$20,421
Granted – exercise price equal to market price	1,011,625	5.08	3.83	–	6.62
Canceled/forfeited	(1,887,097)	3.56	1.00	–	11.28
Exercised	(27,464)	1.54	1.00	–	2.93	63	(2)
Outstanding at October 30, 2010	6,174,017	$3.09	$0.99	–	$13.84	2,481
Exercisable at October 30, 2010	1,344,120	$3.93	$1.00	–	$13.84	0
____________________
(1) Aggregate market value less aggregate exercise price.
(2) As of date of exercise.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans (Continued)

Shares available for future grants under our stock-based compensation plans as of October 30, 2010 were as follows:

2010 Stock Award and Incentive Plan	6,624,256
1994 Employee Stock Purchase Plan	450,242

During the Fiscal 2009 Second Quarter and the Fiscal 2008 Second Quarter we granted cash-settled RSUs under our 2003 Non-Employee Directors Compensation Plan.  We accounted for these cash-settled RSUs as liabilities and recognized compensation expense over the vesting period of one year from the date of grant.  Total compensation expense for these cash-settled RSUs has been fully recognized as of the Fiscal 2010 Second Quarter.

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009

Stock-based compensation expense, excluding cash-settled RSUs	$1,656	$1,327	$3,666	$4,301
Stock-based compensation expense, cash-settled RSUs	0	199	4	761
Total stock-based compensation expense	$1,656	$1,526	$3,670	$5,062

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

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, stock appreciation rights, and awards outstanding, was $7,935,000 as of October 30, 2010.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Customer Loyalty Card Programs (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009

Loyalty card revenues recognized	$4,644	$4,836	$13,860	$14,810

Accrued expenses include $2,428,000 as of October 30, 2010 and $3,161,000 as of January 30, 2010 for the estimated costs of discounts earned and coupons issued and not yet redeemed under these programs.

Note 7. Net Loss per Share

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(In thousands)	2010	2009	2010	2009

Basic weighted average common shares outstanding	115,794	115,816	115,832	115,536

Net loss used to determine basic and diluted net loss per share	$(18,810)	$(48,362)	$(23,557)	$(49,940)

Stock options, SARs, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.  Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  See “Item 8.  Financial Statements and Supplementary Data; Note 8. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further information regarding our 1.125% Notes, call options, and warrants.

Note 8. Income Taxes

We calculate our interim tax provision/(benefit) in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting.”  Due to the variability in pre-tax income/(loss) that we have experienced and the existence of a full valuation allowance on our net deferred tax assets, we have concluded that computing our actual year-to-date effective tax rate (as opposed to estimating our annual effective tax rate) provides an appropriate basis for recording income taxes in our interim periods.  Additionally, we record an income tax expense or benefit that does not relate to ordinary income/(loss) in the current fiscal year discretely in the interim period in which it occurs.  We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

Income taxes receivable, net, which primarily include available NOL carrybacks for Fiscal 2009 and Fiscal 2008 and amended return receivables and are included in “Prepayments and other” on our condensed consolidated balance sheets, were as follows:

	October 30,	January 30,
(In thousands)	2010	2010

Income taxes receivable, net	$8,957	$50,609

The reduction in income taxes receivable during the thirty-nine weeks ended October 30, 2010 was principally a result of the receipt of $44,968,000 of Federal tax refunds that related primarily to our NOL carryback for Fiscal 2008 and an amended return.

As of October 30, 2010 our gross unrecognized tax benefits associated with uncertain tax positions were $29,704,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $20,421,000.  The accrued interest and penalties as of October 30, 2010 were $16,045,000.

During the thirty-nine weeks ended October 30, 2010 the gross unrecognized tax benefits decreased by $70,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $271,000.  Accrued interest and penalties decreased by $2,026,000 during the thirty-nine weeks ended October 30, 2010.

As of October 30, 2010 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $4,021,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

Our U.S. Federal income tax returns for Fiscal 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) due to statute of limitations and the filing of amended returns and NOL carryback claims.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2005 and subsequent years, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2005 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 1998.

Note 9. Sale of Proprietary Credit Card Receivables Programs

During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  The transaction consisted of the sale of our proprietary credit card portfolio, along with certain other assets and liabilities that are required to support these credit card programs, including our consolidated balance sheet asset “Investment in asset-backed securities.”  We also entered into operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.

We received net cash proceeds of $136,300,000 related to the transaction and recognized one-time net charges as a result of the sale of $13,379,000 for the thirteen weeks and thirty-nine weeks ended October 31, 2009, primarily related to contract termination, transaction, severance, and retention costs.  The components of the investment in asset-backed securities comprising the net sales proceeds were $51,250,000 of outstanding trust certificates owned by Charming Shoppes Receivables Corp. and $85,050,000 of retained interests in our proprietary credit card receivables.  The sale of our proprietary credit card receivables programs is more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 12. Sale of Proprietary Credit Card Receivables Programs” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Note 10. Asset Securitization

Prior to the sale of our proprietary credit card receivables programs (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above), our proprietary credit card receivables were originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank under our asset securitization program.  The Bank transferred its interest in the receivables associated with the proprietary credit card receivables programs to the Charming Shoppes Master Trust (the “Trust”), an unconsolidated qualified special-purpose entity (“QSPE”).  The operations of our asset securitization program prior to the sale of our proprietary credit card receivables programs are more fully described in “Item 8. Financial Statements and Supplementary Data; “Note 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  See “Note 13. Fair Value Measurements” below for further information related to our certificates and retained interests in our securitized receivables prior to the sale of the proprietary credit card receivables programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Asset Securitization (Continued)

The following table presents additional information relating to the receivables in our Trust through October 30, 2009 (the date of sale of the proprietary credit card receivables programs):

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31,	October 31,
(In thousands)	2009	2009

Proceeds from sales of new receivables to QSPE	$170,867	$530,544
Collections reinvested in revolving-period securitizations	203,385	667,611
Cash flows received on retained interests	25,295	68,326
Servicing fees received	2,340	7,228
Net credit losses	14,442	37,035

Note 11. Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into a single reporting segment (the “Retail Stores” segment). Our catalog and catalog-related e-commerce operations are separately reported under the Direct-to-Consumer segment.  Further information regarding our operating segments is included in “Item 8. Financial Statements and Supplementary Data; Note 19. Segment Reporting” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

During the Fiscal 2009 Third Quarter we completed the sale of our proprietary credit card receivables programs.  As a result of the sale, we began to allocate the operating results of our credit card operations, including revenue from our customer loyalty programs, to the Retail Stores segment.  Accordingly, we have restated the results of the Retail Stores and Corporate and Other segments for the thirteen weeks and thirty-nine weeks ended October 31, 2009 to reflect this change in how our chief operating decision-makers evaluate the performance of our operating segments.

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is included in the table on the following page.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended October 30, 2010
Net sales	$453,901	$9,718	$0		$463,619
Depreciation and amortization	13,214	216	2,937		16,367
Loss from operations	15,214	(2,944)	(27,873	)(1)	(15,603)
Net interest expense and other income			(3,348)		(3,348)
Income tax (benefit)/provision			(141)		(141)
Net loss	15,214	(2,944)	(31,080)		(18,810)
Capital expenditures	7,434	274	4,925		12,633

Thirteen weeks ended October 31, 2009
Net sales	$450,818	$9,419	$0		$460,237
Depreciation and amortization	14,676	352	3,232		18,260
Loss from operations	17,633	(2,592)	(55,109	)(2)	(40,068)
Gain on repurchases of 1.125% Senior Convertible Notes			1,264		1,264
Net interest expense and other income			(4,624)		(4,624)
Income tax (benefit)/provision			4,934		4,934
Net loss	17,633	(2,592)	(63,403)		(48,362)
Capital expenditures	2,426	0	4,121		6,547

Thirty-nine weeks ended October 30, 2010
Net sales	$1,458,194	$27,794	$0		$1,485,988
Depreciation and amortization	39,970	811	9,334		50,115
Loss from operations	57,282	(7,853)	(64,832	)(3)	(15,403)
Gain on repurchases of 1.125% Senior Convertible Notes			1,907		1,907
Net interest expense and other income			(11,384)		(11,384)
Income tax (benefit)/provision			(1,323)		(1,323)
Net loss	57,282	(7,853)	(72,986)		(23,557)
Capital expenditures	15,591	354	13,272		29,217

Thirty-nine weeks ended October 31, 2009
Net sales	$1,489,978	$35,222	$390	(4)	$1,525,590
Depreciation and amortization	44,517	1,021	11,996		57,534
Loss from operations	95,100	(12,936)	(120,966	)(5)	(38,802)
Gain on repurchases of 1.125% Senior Convertible Notes			12,828		12,828
Net interest expense and other income			(13,648)		(13,648)
Income tax (benefit)/provision			10,318		10,318
Net loss	95,100	(12,936)	(132,104)		(49,940)
Capital expenditures	7,574	6	8,733		16,313
____________________
(1) Includes restructuring and other charges of $3,234 (see “Note 12. Restructuring and Other Charges” below).
(2)   Includes restructuring and other charges of $14,746 and one-time net charges of $13,379 as a result of the sale of our proprietary credit card receivables programs (see “Note 9. Sale of Proprietary Credit Card Receivables Programs” above).

(3) Includes restructuring and other charges of $4,742.
(4) Revenues related to figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(5) Includes restructuring and other charges of $31,219 and one-time net charges of $13,379 as a result of the sale of our proprietary credit card receivables programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Restructuring and Other Charges

The following table summarizes our restructuring and other charges:

					Total
	Costs	Costs Incurred	Estimated		Estimated/
	Incurred	for Thirty-nine	Remaining		Actual
	as of	Weeks Ended	Costs		Costs as of
	January 30,	October 30,	To be		October 30,
(In thousands)	2010	2010(1)	Incurred		2010

Fiscal 2008 Announcements
Lease termination and accretion charges	$11,141	$306	$1,995	(2)	$13,442
Severance, retention, and other costs	4,963	154	13		5,130

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Non-cash accelerated depreciation	643	(31)	0		612
Store lease termination charges	1,215	0	0		1,215
Other non-cash costs	195	0	0		195
Closing of under-performing stores:
Store lease termination charges	749	1,383	4,000		6,132

Fiscal 2010 Announcements
Severance for departure of former CEO	0	2,890	0		2,890
Total	$18,906	$4,702	$6,008		$29,616
____________________
(1)   Excludes $40 of retention costs related to the sale of our proprietary credit card receivables programs, which are included in “Restructuring and Other Charges” in the accompanying condensed consolidated statement of operations and comprehensive income for the thirty-nine weeks ended October 30, 2010.

(2) Accretion charges related to lease termination liability for retained non-core misses apparel assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Restructuring and Other Charges (Continued)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Thirty-nine Weeks Ended		Accrued
	as of	October 30, 2010		as of
	January 30,	Costs	Payments/	October 30,
(In thousands)	2010(1)	Incurred	Settlements	2010(1)

Fiscal 2008 Announcements
Severance and retention costs(2)	$1,941	$(20)	$(1,921)	$0
Non-core misses apparel assets:
Lease termination charges	10,285	306	(2,988)	7,603
Other costs	158	0	(5)	153
Transformational initiatives:
Severance and retention costs	236	152	(265)	123

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	1,215	0	(572)	643
Closing of under-performing stores:
Store lease termination charges	714	1,469	(946)	1,237

Fiscal 2010 Announcements
Severance for departure of former CEO	0	2,403	(60)	2,343
Total	$14,549	$4,310	$(6,757)	$12,102
____________________
(1) Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.
(2) Primarily severance for departure of former CEO, the closing of our LANE BRYANT WOMAN catalog, and the elimination of other positions.

As a result of the resignation of our former chief executive officer during the Fiscal 2010 Third Quarter we recognized severance and related costs, including $487,000 related to accelerated stock compensation costs, in accordance with the severance agreement.  The liability as of October 30, 2010 represents the remaining severance obligation which is scheduled to be paid over the next two years.

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

The remaining estimated restructuring charges to be incurred as of the end of the Fiscal 2010 Third Quarter relate primarily to store lease termination charges and accretion charges related to the lease termination liability for the retained non-core misses apparel assets.  See “Item 8. Financial Statements and Supplementary Data; Note 14. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for additional details of the total charges related to these announcements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Fair Value Measurements

ASC 820-10-20, “Fair Value Measurements and Disclosures,” defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  We use various methods to determine fair value, including discounted cash flow projections based on available market interest rates and management estimates of future cash payments.

Financial assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3 – Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities subject to ASC 820-10 were as follows:

	As of		As of	Fair Value
	October 30,		January 30,	Method
(In thousands)	2010		2010	Used

Assets
Available-for-sale securities(1)	0	(2)	$200	Level 2
____________________
(1)   Unrealized gains and losses on our available-for-sale securities are included in stockholders’ equity until realized and realized gains and losses are recognized in income when the securities are sold.

(2) There were no available-for-sale securities as of October 30, 2010.

Prior to the sale of our proprietary credit card receivables programs during the Fiscal 2009 Third Quarter, our financial assets included certificates and retained interests in our securitized receivables and our financial liabilities included a servicing liability related to our asset securitization program.  We measured these assets and liabilities using Level 3 inputs and reported them at fair value in accordance with ASC 820-10.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Fair Value Measurements (Continued)

The table below presents a reconciliation of the beginning and ending balances of our certificates and retained interests and our servicing liability during the thirty-nine weeks ended October 31, 2009:

	Retained	Servicing
(In thousands)	Interests	Liability

Balance, January 31, 2009	$94,453	$3,046
Additions to I/O strip and servicing liability	24,341	2,977
Net additions to other retained interests	39,964	0
Reductions and maturities of QSPE certificates	(150)	0
Amortization of the I/O strip and servicing liability	(26,865)	(3,149)
Valuation adjustments to the I/O strip and servicing liability	4,939	110
Sale of asset securitization program assets and liabilities	(136,682)	(2,984)
Balance, October 31, 2009	$0	$0

Note 14. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	October 30, 2010			January 30, 2010
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$104,157		$104,157	$186,580		$186,580
Available-for-sale securities	0		0	200		200

Liabilities:
1.125% Senior Convertible Notes, due May 2014	114,055	(1)	116,574	147,531	(1)	141,279
6.07% mortgage note, due October 2014	9,223		9,071	9,777		9,068
6.53% mortgage note, due November 2012	2,800		2,801	3,850		3,763
7.77% mortgage note, due December 2011	5,988		6,132	6,549		6,560
____________________
(1) Net of unamortized discount of $26,396 at October 30, 2010 and $42,105 at January 30, 2010 (see “Note 3. Long-term Debt” above).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  As used in this management’s discussion and analysis, the terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

●
The inability to hire a suitable permanent Chief Executive Officer within a reasonable time period could have a material adverse impact on our business.  We depend on the efforts and abilities of our executive officers and their management teams and we may not be able to retain or replace these employees or recruit additional qualified personnel.

●
Our failure to properly execute our in-stock inventory strategy may result in higher-than-planned levels of promotional activity in order to sell-through excess levels of such inventories, which would have a negative impact on our financial condition and results of operations.

●
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

●
Our inability to successfully manage labor costs, occupancy costs, transportation costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could adversely affect our operating margins and our results of operations.  In addition, we may be unable to obtain adequate insurance for our operations at a reasonable cost.  We cannot assure the successful implementation of our restructuring programs.

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

●
We cannot assure that we will realize the expected benefits from the private-label credit card operating agreements with Alliance Data.  A significant portion of our sales revenues is generated through our private-label credit cards.  Therefore, changes in the private-label credit card programs that adversely impact our ability to facilitate customer credit may adversely impact our results of operations.  Alliance Data has discretion over certain policies and arrangements with the cardholders and may change these policies and arrangements in ways that could affect our relationship with the cardholders.  Any such changes could adversely affect our private-label credit card sales and our results of operations.  Our ability to continue to offer private-label credit card programs to our customers will depend on the success of our strategic alliance with Alliance Data.

Credit card operations are subject to numerous Federal and state laws, including, in particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010, that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider.  Alliance Data may be subject to regulations to which we were not subject prior to the sale of the proprietary credit card receivables programs.  To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the private-label credit card operating agreements, our results of operations could be adversely affected.  In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty.  Such changes could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the operating agreements.

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

●
Certain of our business processes that are dependent on technology are outsourced to third parties.  Such processes include credit card authorization and processing, our e-commerce platform, and certain other information technology functions.  Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur.  The failure of such third parties to provide adequate services could adversely affect our customers’ shopping experience, our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

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

We continue to make progress on executing our merchandise strategies.  In Fiscal 2009 we were late in setting holiday product and deficient in many year-round categories, such as intimate apparel and Right Fit® denim.  For the second half of Fiscal 2010, one of our key initiatives was to significantly improve our in-stock inventory position in these programs.  As a result, inventories increased 17% on a comparable cost basis for the Fiscal 2010 Third Quarter as compared to the end of the Fiscal 2009 Third Quarter.  In addition to the re-launch of our Right Fit program, which resulted in an increase in the inventory of core pants, including three fits and three lengths in each of the styles, the success of intimate apparel across all of our brands has also led to growth of inventory in bras, panties, and basic camisoles.  These first two strategic drivers comprised approximately 75% of the overall inventory increase and relate to assortments that are less vulnerable to seasonality and, with careful size management and occasional style updates, should also be less susceptible to significant markdown risk.  Finally, we added several key merchandise classifications, including shoes, boots, juniors, and gifting categories and we placed our holiday floor set for the current year at the end of October, which was two weeks earlier than last year.

Our poor performance in the Fiscal 2010 Second Quarter was primarily attributable to higher-than-planned markdowns to liquidate high levels of seasonal non-core merchandise.  In the Fiscal 2010 Third Quarter we more effectively managed the levels of seasonal non-core merchandise receipts and as a result did not have to take higher-than-planned markdowns to liquidate excess seasonal merchandise.  For the Fiscal 2010 Third Quarter, our Adjusted EBITDA (see “EBITDA and Adjusted EBITDA” below) was $4.0 million as compared to $6.3 million for the Fiscal 2009 Third Quarter.  The decrease in our Adjusted EBITDA was driven primarily by an increase in selling, general, and administrative expenses, as discussed further below.

Consolidated net sales for the Fiscal 2010 Third Quarter increased 0.7% as compared to the Fiscal 2009 Third Quarter primarily as a result of a 3% increase in consolidated comparable store sales and a 40% increase in e-commerce net sales, which were partially offset by 129 net store closings during the preceding 12-month period.  The improvement in comparable store sales reflects our efforts in the current year to improve our merchandise assortments and to stabilize and grow our customer base through increased merchandise promotions and investments in additional marketing.

Consolidated gross profit as a percentage of net sales increased 60 basis points as compared to the prior-year period.  The improvement in gross profit is related to more efficient buying associated with the shift of a higher percentage of apparel product to our direct sourcing operation.  Although our customer is responding to our seasonal and year-round merchandise offerings, this response requires compelling promotions in order to drive traffic and sales results.  We expect this challenging and competitive environment to continue into the fourth quarter and have planned aggressive marketing and merchandising programs in order to compete effectively.

Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2010 Third Quarter, primarily related to lower rent expense as a result of the operation of fewer stores and renegotiations of store lease terms.  Our selling, general, and administrative expenses increased in dollar amount and as a percent of sales for the Fiscal 2010 Third Quarter, primarily as a result of lower income from our private-label credit card operations, as well as incremental advertising expenses.  The lower income from our credit card operations resulted from the difference in the income from our third-party credit processor in the current year as compared to the income when we operated the credit card program in the prior-year period.  During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs and recognized one-time net charges of $13.4 million as a result of the sale, primarily related to contract termination and transaction-related costs as well as severance and retention costs.

Restructuring and other charges decreased 78% from the Fiscal 2009 Third Quarter.  During the Fiscal 2010 Third Quarter we recognized cash severance and non-cash equity compensation costs in connection with the resignation of our Chief Executive Officer, which occurred during the Fiscal 2010 Third Quarter, as well as lease termination costs for the closing of under-performing stores.  During the Fiscal 2009 Third Quarter we recognized charges primarily for lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business that ceased operations in the Fiscal 2009 Third Quarter, non-cash accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business, and costs related to our transformational initiatives.

Financial Position

We ended the Fiscal 2010 Third Quarter with $104 million of cash as compared to $187 million as of the end of Fiscal 2009.  The build-up of inventory discussed above was the primary use of cash during the first three quarters of Fiscal 2010.  During the first three quarters of Fiscal 2010 we received $45 million of tax refunds related primarily to a Federal income tax loss carryback and repurchased $49 million principal amount of our 1.125% Convertible Notes due May 2014 for a purchase price of $38 million.  To date, we have repurchased an aggregate principal amount of $135 million of our 1.125% Convertible Notes for an aggregate purchase price of $89 million.  We ended the quarter with no borrowings against our $225 million committed revolving credit facility and as of October 30, 2010 our available borrowing capacity under the facility was approximately $147 million.

Management Initiatives

We recognize that in order to improve our results we must consistently offer compelling product assortments that are trend-right, easy to outfit, and offer a consistent and comfortable fit, all with the proper value for our customers’ lifestyle needs.  Accordingly, we are diligently working to further improve our merchandise strategies and assortments, with renewed emphasis and focus on sound inventory management principles.

At LANE BRYANT, we are now fully in-stock with our new assortment of Right Fit denim and wear-to-work pant programs.  We also introduced our new Passport Collection by Lane BryantTM, which features ponte knit in 7 easy-interchangeable pieces.  LANE BRYANT has made good progress in our operating turnaround efforts.

While our turnaround efforts at FASHION BUG are in an early phase, we are encouraged by positive comparable store sales trends and are confident in our new leadership team.  Juniors assortments, which were re-introduced in 285 stores in order to better utilize excess square footage, will be added to an additional 200 stores during the Fiscal 2010 Fourth Quarter.  While the new leadership team has had an influence on our upcoming Spring season, we expect their full impact on product assortments to be reflected in our Fiscal 2011 Second Quarter.

We also introduced a new private-label brand, Loop18TM, a Junior Plus concept, in 50 FASHION BUG stores, 10 LANE BRYANT stores, and 30 Outlet division stores during the Fiscal 2010 Third Quarter.  We will now focus our efforts on the growth of this new label in only our FASHION BUG stores, where we can dedicate space and focus our energy to explore its full potential.  We plan to expand Loop18 to a total of 100 FASHION BUG stores starting in the Fiscal 2011 First Quarter.

Although results at CATHERINES were affected by a heavy carryover of Spring product and poor acceptance of our Fall transitional offerings during the Fiscal 2010 Third Quarter, results improved considerably in the latter part of the quarter, and we believe that CATHERINES’ product assortment is more on target for the December holiday season.

We continue to analyze our store portfolio to identify under-performing stores for closure.  During the remainder of Fiscal 2010 we expect to achieve further occupancy cost reductions through continued negotiation of lease terms with our landlords.  To the extent that improved terms are not possible, we will close additional stores.

We remain concerned about cost increases associated with cotton-based raw materials and the continued challenge of increases in labor costs and inflation in developing countries, along with a weakening U.S. Dollar and a rising Chinese yuan.  We expect little impact on our cost structure for the Fiscal 2010 Fourth Quarter and a modest impact on our Spring 2011 season, with a slightly higher impact on our Summer season.  However, our biggest challenge will be the impact on our cost structure for the Fall 2011 and December holiday 2011 seasons, for which our merchandising plans are still under development.  We will strategically analyze opportunities to raise pricing while maintaining a keen awareness of our competition and the price sensitivity of our customers in certain categories.  We will continue our efforts to value-engineer our product to reduce costs and seek lower-cost sourcing alternatives.

RECENT DEVELOPMENTS

On October 13, 2010 we announced that James P. Fogarty stepped down as our chief executive officer and resigned from our board of directors.  Anthony M. Romano, our executive vice-president of global sourcing and business transformation since February 2009, was promoted to the position of chief operating officer.  Our brand presidents and corporate functions will report to Mr. Romano while our board of directors conducts a search for a new chief executive officer.  Prior to re-joining Charming Shoppes in 2009 Mr. Romano served in various executive positions in global logistics, corporate operations, and supply chain operations for AnnTaylor Store Corporation for 11 years, as well as serving in a variety of operational and financial roles for Charming Shoppes prior to joining AnnTaylor.

Michael Blitzer, a principal of corporate advisory firm Portsmouth Partners, LLC has joined our board of directors and will serve as a consultant as we search for and transition to a new chief executive officer.  Mr. Blitzer is functioning as a key advisor to Mr. Romano and reports to Michael Goldstein, the chairman of our board of directors.  Mr. Blitzer began his career at Macy’s, served in various executive merchandising positions at Phillips-Van Heusen Corporation for more than 20 years, and served as vice chairman of the Phillips-Van Heusen Corporation for five years.  Since 2002, Mr. Blitzer has worked with a variety of apparel and accessories companies.

RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA

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

Further information regarding our definition of EBITDA and Adjusted EBITDA and how our management uses these measures is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; EBITDA and Adjusted EBITDA” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The tables on the following pages show details of our consolidated net sales and a reconciliation of our income/(loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended October 30, 2010
Net sales	$227.5	$156.4	$70.0	$453.9

Net loss	19.9	(1.8)	(2.9)	15.2
Income tax (benefit)/provision	–	–	–	–
Net interest expense/(other income)	–	–	–	–
Depreciation and amortization	8.4	2.9	1.9	13.2
EBITDA	28.3	1.1	(1.0)	28.4

Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$28.3	$1.1	$(1.0)	$28.4
Adjusted EBITDA as a % of net sales	12.4%	0.7%	(1.4)%	6.3%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $28.3 and Adjusted EBITDA of $3.7.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirteen weeks ended October 30, 2010
Net sales	$9.7	$0.0	$463.6

Net loss	(2.9)	(31.1)	(18.8)
Income tax (benefit)/provision	–	(0.1)	(0.1)
Net interest expense/(other income)	–	3.3	3.3
Depreciation and amortization	0.2	3.0	16.4
EBITDA	(2.7)	(24.9)	0.8

Restructuring and other charges	–	3.2	3.2
Adjusted EBITDA	$(2.7)	$(21.7)	$4.0
Adjusted EBITDA as a % of net sales	(27.8)%	– (3)	0.9%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3) Not meaningful.

Net Sales and Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Thirteen weeks ended October 31, 2009
Net sales	$218.0	$157.5	$71.3	$4.0	$450.8

Net loss	20.1	(4.2)	1.8	(0.1)	17.6
Income tax (benefit)/provision	–	–	–	–	–
Net interest expense/(other income)	–	–	–	–	–
Depreciation and amortization	8.9	3.9	1.9	0.0	14.7
EBITDA	29.0	(0.3)	3.7	(0.1)	32.3

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Sale of proprietary credit card receivables programs	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Adjusted EBITDA	$29.0	$(0.3)	$3.7	$(0.1)	$32.3
Adjusted EBITDA as a % of net sales	13.3%	(0.2)%	5.2%	(2.5)%	7.2%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $28.7 Adjusted EBITDA of $5.2.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed during the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Thirteen weeks ended October 31, 2009
Net sales	$9.4	$0.0	$460.2

Net loss	(2.6)	(63.4)	(48.4)
Income tax (benefit)/provision	–	4.9	4.9
Net interest expense/(other income)	–	4.6	4.6
Depreciation and amortization	0.4	3.2	18.3
EBITDA	(2.2)	(50.7)	(20.6)

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.2)	(1.2)
Sale of proprietary credit card receivables programs	–	13.4	13.4
Restructuring and other charges	–	14.7	14.7
Adjusted EBITDA	$(2.2)	$(23.8)	$6.3
Adjusted EBITDA as a % of net sales	(23.4)%	– (4)	1.4%
____________________
(3)  Includes FIGI’S, with net sales of $8.5 and Adjusted EBITDA of $(2.5). A substantial portion of FIGI’s sales occur during the December holiday season. Also includes net sales of $0.9 and Adjusted EBITDA of $0.3 related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4) Not meaningful.

Net Sales and Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirty-nine weeks ended October 30, 2010
Net sales	$722.8	$505.1	$230.3	$1,458.2

Net loss	49.3	3.7	4.3	57.3
Income tax (benefit)/provision	–	–	–	–
Net interest expense/(other income)	–	–	–	–
Depreciation and amortization	25.8	8.3	5.9	40.0
EBITDA	75.1	12.0	10.2	97.3

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–
Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$75.1	$12.0	$10.2	$97.3
Adjusted EBITDA as a % of net sales	10.4%	2.4%	4.4%	6.7%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $87.0 and Adjusted EBITDA of $13.4.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirty-nine weeks ended October 30, 2010
Net sales	$27.8	$0.0	$1,486.0

Net loss	(7.8)	(73.0)	(23.5)
Income tax (benefit)/provision	–	(1.3)	(1.3)
Net interest expense/(other income)	–	11.4	11.4
Depreciation and amortization	0.8	9.3	50.1
EBITDA	(7.0)	(53.6)	36.7

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.9)	(1.9)
Restructuring and other charges	–	4.7	4.7
Adjusted EBITDA	$(7.0)	$(50.8)	$39.5
Adjusted EBITDA as a % of net sales	(25.2)%	– (3)	2.7%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3) Not meaningful.

Net Sales and Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Thirty-nine weeks ended October 31, 2009
Net sales	$718.8	$530.9	$227.2	$13.1	$1,490.0

Net loss	64.3	13.9	16.9	0.0	95.1
Income tax (benefit)/provision	–	–	–	–	–
Net interest expense/(other income)	–	–	–	–	–
Depreciation and amortization	26.9	11.7	5.9	0.0	44.5
EBITDA	91.2	25.6	22.8	0.0	139.6

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Sale of proprietary credit card receivables programs	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Adjusted EBITDA	$91.2	$25.6	$22.8	$0.0	$139.6
Adjusted EBITDA as a % of net sales	12.7%	4.8%	10.0%	0.0%	9.4%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $89.5 and Adjusted EBITDA of $16.4.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed during the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Thirty-nine weeks ended October 31, 2009
Net sales	$35.2	$0.4 (4)	$1,525.6

Net loss	(12.9)	(132.1)	(49.9)
Income tax (benefit)/provision	–	10.3	10.3
Net interest expense/(other income)	–	13.6	13.6
Depreciation and amortization	1.0	12.0	57.5
EBITDA	(11.9)	(96.2)	31.5

Gain on repurchases of 1.125% Senior Convertible Notes	–	(12.8)	(12.8)
Sale of proprietary credit card receivables programs	–	13.4	13.4
Restructuring and other charges	–	31.2	31.2
Adjusted EBITDA	$(11.9)	$(64.4)	$63.3
Adjusted EBITDA as a % of net sales	(33.8)%	– (5)	4.1%
____________________
(3)   Includes FIGI’S, with net sales of $23.9 and Adjusted EBITDA of $(7.1). A substantial portion of FIGI’s sales occur during the December holiday season. Also includes net sales of $11.3 and Adjusted EBITDA of $(4.8) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4) Revenues related to figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(5) Not meaningful.

The following table shows information related to the change in our Retail Stores segment net sales:

Thirteen Weeks Ended			Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Increase/(decrease) in comparable store sales(1) :
Consolidated retail stores	3%	(13)%	1%	(14)%
LANE BRYANT(2)	4	(14)	0	(14)
FASHION BUG	7	(14)	2	(15)
CATHERINES	(6)	(5)	(3)	(7)

Sales from new stores as a percentage of prior-period consolidated net sales(3):
LANE BRYANT(2)	2	1	2	2
FASHION BUG	0	0	0	0
CATHERINES(4)	1	0	1	0
Other retail stores(5)	0	0	0	0

Prior-period sales from closed stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	(1)	(2)	(1)	(2)
FASHION BUG	(2)	(2)	(3)	(2)
CATHERINES	0	0	0	0
Other retail stores(5)	(1)	0	(1)	0

Increase/(decrease) in Retail Stores segment net sales	1	(15)	(2)	(16)
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

Retail Store Activity for Fiscal 2010

	LANE	FASHION
	BRYANT	BUG	CATHERINES	Total

Fiscal 2010 Year-to-Date:
Stores at January 30, 2010	860	801	460	2,121

Stores opened	6	0	1	7
Stores converted(1)	4	(6)	28	26
Stores closed(2)	(14)	(35)	(10)	(59)
Net change in stores	(4)	(41)	19	(26)

Stores at October 30, 2010	856	760	479	2,095

Stores relocated during period	6	0	0	6

Fiscal 2010 Plan:
Store openings	6-8	0	1	7-9
Store conversions(3)	6	(6)	28	28
Store closings	30-40	55-60	15-20	100-120
Store relocations	9-11	0	0	9-11
____________________
(1)   During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert 33 of the locations to CATHERINES stores in outlet locations. We converted 5 stores during Fiscal 2009 and converted the remaining 28 stores during the Fiscal 2010 First Quarter.

(2) Includes 35 FASHION BUG, 11 LANE BRYANT, and 10 CATHERINES stores closed as part of the store closing initiatives announced in February 2008, November 2008, and March 2010.
(3) Includes 28 PETITE SOPHISTICATE OUTLET STORES converted to CATHERINES stores in outlet locations in February 2010 (see Footnote (1) above).

Comparison of Thirteen Weeks Ended October 30, 2010 and October 31, 2009

Net Sales

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change From
	October 30,	Net	October 31,	Net	Prior Period
(Dollars in millions)	2010	Sales	2009	Sales	Dollars	Percent

LANE BRYANT	$227.5	49.1	$218.0	47.4	$9.5	4.4
FASHION BUG	156.4	33.7	157.5	34.2	(1.1)	(0.7)
CATHERINES	70.0	15.1	71.3	15.5	(1.3)	(1.8)
Other Retail Stores(1)	0.0	0.0	4.0	0.9	(4.0)	(100.0)
Total Retail Stores	453.9	97.9	$450.8	98.0	3.1	0.7
Direct-to-Consumer	9.7	2.1	9.4	2.0	0.3	3.2
Consolidated net sales	$463.6	100.0	$460.2	100.0	$3.4	0.7
____________________
(1) Includes PETITE SOPHISTICATE OUTLET stores, which were closed during the Fiscal 2009 Fourth Quarter.

Consolidated net sales for the quarter increased as compared to the prior-year period primarily as a result of an increase in consolidated comparable store sales and store-related e-commerce net sales at our Retail Stores segment, partially offset by the impact of 129 net store closings during the preceding twelve-month period.  Our efforts during the current year to improve our merchandise assortments have resulted in improvements in our consolidated total and comparable store sales.  Additionally, we stabilized and began to grow our customer base in the current year through increased merchandise promotions and investments in additional marketing.

For LANE BRYANT, the increase in net sales, which was partially offset by the impact of store closings, was attributable to increases in comparable store sales and e-commerce net sales as a result of improvements in merchandise assortments, the introduction of footwear, and improvements in the in-stock levels of Right Fit® bottoms merchandise.  Increases in traffic levels, units per transaction, and conversion rate were partially offset by a decrease in average dollar sale.

For FASHION BUG, improvements in comparable store sales and e-commerce net sales were more than offset by the impact of the closing of under-performing stores.  The re-introduction of our Juniors program, improvements in merchandise assortments, and higher promotional sales to sell-through seasonal merchandise contributed to the increase in comparable store sales.  Improvements in average dollar sale, units per transaction, and conversion rate more than offset decreases in traffic levels as compared to the prior-year period.

Net sales decreased at CATHERINES primarily as a result of a decrease in comparable store sales, which more than offset sales from the CATHERINES stores in outlet locations opened during the current-year first quarter and an increase in e-commerce net sales.  Although results at CATHERINES were negatively affected by a heavy carryover of Spring product and poor acceptance of our Fall transitional offerings during the Fiscal 2010 Third Quarter, results improved considerably in the latter part of the quarter, and we believe that CATHERINES’ product assortment is more on target for the December holiday selling season.  Decreases in average dollar sale and traffic levels more than offset an improvement in conversion rate as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the quarter increased 40% from the prior-year period and represented 7% of Retail Stores segment net sales for the current-year period as compared to 5% for the prior-year period.  The improvement in e-commerce net sales reflects our efforts to enhance our customers’ on-line shopping experience, which began in Fiscal 2009 with the redesign of our websites and conversion to a new technology platform and continued with the introduction in Fiscal 2010 of a universal shopping cart with customer-friendly shipping options.  We also added new search and navigation technology, making it easier for our customers to find the product they are looking for.

We offer our customers loyalty card programs and during the quarter we recognized revenues of $4.6 million in connection with our loyalty card programs as compared to revenues of $4.8 million during the prior-year quarter.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S catalog.

Gross Profit

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated gross profit	$241.7	52.1	$236.8	51.5	0.6%

Although consolidated gross profit as a percentage of net sales increased as compared to the prior-year period, we continue to operate in a promotional environment, which resulted in additional markdowns to drive traffic and sales.  The improvement in consolidated gross profit is related to more efficient buying associated with the shift of a higher percentage of apparel product to our direct sourcing operation, which is a component of our “Corporate and other” segment.  For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales decreased 80 basis points.  Although impacted by higher markdowns, FASHION BUG gross profit improved as compared to the prior year period, while improvements in LANE BRYANT and CATHERINES merchandise margins were more than offset by increased markdowns.  Gross profit as a percentage of net sales increased 60 basis points for FASHION BUG, decreased 170 basis points for LANE BRYANT, and decreased 150 basis points for CATHERINES.

Gross profit for the Direct-to-Consumer segment as a percentage of Direct-to-Consumer net sales decreased 780 basis points as compared to the prior-year period primarily due to higher catalog advertising costs as a result of the planned increase in circulations for our FIGI’S catalogs.

Occupancy and Buying

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated occupancy and buying	$92.7	20.0	$95.0	20.6	(0.6)%

     Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 129 net store closings during the preceding twelve-month period as well as from rent reductions secured from landlords.  Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 70 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 130 basis points for LANE BRYANT and 90 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 150 basis points for CATHERINES primarily as a result of the conversion of 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations opened in the current year and the lack of leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment as a percentage of net sales decreased primarily as a result of the shutdown during the Fiscal 2009 Third Quarter of the retained leased facilities from the sale of our non-core misses apparel catalog business.

Selling, General, and Administrative

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated selling, general, and administrative	$145.0	31.3	$135.5	29.4	1.9%

Consolidated selling, general, and administrative expenses increased as a percentage of net sales as compared to the prior year period primarily as a result of lower income from our private-label credit card operations, as well as incremental advertising expenses.  The lower income from our credit card operations resulted from the difference in the income from our third-party credit processor in the current year as compared to the income when we operated the credit card program in the prior-year period.  Retail Stores segment selling, general, and administrative expenses increased 80 basis points as a percentage of Retail Stores net sales as compared to the prior-year period, primarily due to the lower private-label credit card income.  Selling, general, and administrative expenses as a percentage of net sales were flat for LANE BRYANT, increased 60 basis points for FASHION BUG, and increased 360 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of payments received from the transitional service agreements related to the non-core misses apparel catalog business that terminated during the Fiscal 2009 Third Quarter.

Depreciation and Amortization

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Depreciation and amortization	$16.4	3.5	$18.3	4.0	(0.5)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Sale of Proprietary Credit Card Receivables Programs

During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs and recognized one-time net charges of $13.4 million as a result of the sale, primarily related to contract termination and transaction-related costs as well as severance and retention costs.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” above and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 12. Sale of Proprietary Credit Card Receivables Programs” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further information.

Restructuring and Other Charges

During the Fiscal 2010 Third Quarter we recognized cash severance and non-cash equity compensation costs related to the resignation of our Chief Executive Officer, which occurred during the Fiscal 2010 Third Quarter, as well as lease termination costs for the closing of under-performing stores.  During the Fiscal 2009 Third Quarter we recognized charges primarily for lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business that ceased operations in the Fiscal 2009 Third Quarter, non-cash accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business, and costs related to our transformational initiatives.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the Fiscal 2009 Third Quarter we repurchased 1.125% Notes with an aggregate principal amount of $17.5 million and recognized a gain on the repurchases of $1.3 million, net of unamortized issue costs.

Income Tax Provision

The income tax benefit for the Fiscal 2010 Third Quarter was primarily a result of (1) a reduction in our valuation allowance due to our ability to carry back certain tax credits in connection with our Fiscal 2009 net operating loss carryback and utilization of certain tax credits in an amended income tax return, and (2) a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  These items were offset by certain state and foreign income taxes payable as well as required deferred taxes.  The Fiscal 2009 Third Quarter income tax provision was primarily a result of state and foreign income taxes payable as well as required deferred taxes, and a net increase in our liability for unrecognized tax benefits, interest and penalties associated with uncertain tax positions.

Comparison of Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009

Net Sales

	Thirty-nine		Thirty-nine
	Weeks Ended	% of	Weeks Ended	% of	Change From
(Dollars in millions)	October 30,	Net	October 31,	Net	Prior Period
	2010	Sales	2009	Sales	Dollars	Percent

LANE BRYANT	$722.8	48.6	$718.8	47.1	$4.0	0.6
FASHION BUG	505.1	34.0	530.9	34.8	(25.8)	(4.9)
CATHERINES	230.3	15.5	227.2	14.9	3.1	1.4
Other Retail Stores	0.0	0.0	13.1	0.9	(13.1)	(100.0)
Total Retail Stores	1,458.2	98.1	$1,490.0	97.7	(31.8)	(2.1)
Direct-to-Consumer	27.8	1.9	35.2	2.3	(7.4)	(21.0)
Corporate and Other	0.0	0.0	0.4	0.0	(0.4)	(100.0)
Consolidated net sales	$1,486.0	100.0	$1,525.6	100.0	$(39.6)	(2.6)

Retail Stores segment net sales for the first three quarters of Fiscal 2010 decreased as compared to the first three quarters of Fiscal 2009 primarily as a result of 129 net store closings during the preceding twelve-month period, partially offset by a slight increase in consolidated comparable store sales and increases in store-related e-commerce net sales across all of our brands.  As discussed in the quarterly comparison above, our efforts during the current year to improve our merchandise assortments have resulted in improvements in our comparable store sales as compared to the prior year.  Additionally, we stabilized and began to grow our customer base in the current year through increased merchandise promotions and investments in additional marketing.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of an increase in store-related e-commerce net sales, partially offset by 26 net store closings during the preceding twelve-month period.  Comparable store sales for the nine-month period were flat, but were positive in the second and third quarters of the current fiscal year as compared to double-digit decreases in the comparable prior-year periods as a result of our efforts to improve merchandise assortments in the current year.  Increases in traffic levels and conversion rate at LANE BRYANT were offset by a decrease in average dollar sale as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 82 net store closings, partially offset by a 2% increase in comparable store sales and an increase in store-related e-commerce net sales.  The increase in comparable store sales was a result of improvements in merchandise assortments and increased promotional sales to sell-through seasonal merchandise.  An Increase in conversion rate was offset by decreases in traffic and average dollar sale as compared to the prior-year period.

CATHERINES sales increased slightly as compared to the prior year primarily as a result of 16 net store openings driven by the conversion of 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations during the Fiscal 2010 First Quarter, as well as an increase in store-related e-commerce net sales, which more than offset a decrease in comparable store sales.  Comparable store sales decreased 3% as compared to the prior-year period as a result of a lack of seasonal merchandise offerings, particularly in the Fiscal 2010 Third Quarter, which we have addressed for the Fiscal 2010 Fourth Quarter.  An increase in conversion rate was offset by decreases in traffic levels and average dollar sale as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the first three quarters of Fiscal 2010 increased 37% from the first three quarters of Fiscal 2009 and represented 6% of Retail Stores segment net sales for the current-year period as compared to 5% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales reflects our efforts to enhance our customers’ on-line shopping experience, which began in Fiscal 2009 with the redesign of our websites and conversion to a new technology platform and continued with the introduction in Fiscal 2010 of a universal shopping cart with customer-friendly shipping options.  We also added new search and navigation technology, making it easier for our customers to find the product they are looking for.

During the first three quarters of Fiscal 2010 we recognized revenues of $13.9 million in connection with our loyalty card programs as compared to revenues of $14.8 million during the first three quarters of Fiscal 2009.

Net sales from our Direct-to-Consumer segment decreased primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

	Thirty-nine		Thirty-nine
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated gross profit	$767.4	51.6	$788.3	51.7	(0.1)%

Consolidated gross profit as a percentage of net sales decreased primarily as a result of increased promotional activity to sell-through seasonal merchandise in the first half of Fiscal 2010 and to drive traffic and sales, partially offset by more efficient buying associated with the shift of a higher percentage of apparel product to our direct sourcing operation, which is a component of our “Corporate and other” segment.  For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales decreased 170 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales decreased 170 basis points for LANE BRYANT, 170 basis points for FASHION BUG, and 240 basis points for CATHERINES.

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of costs incurred in the prior-year period related to the shutdown of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Occupancy and Buying

	Thirty-nine		Thirty-nine
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated occupancy and buying	$276.8	18.6	$297.7	19.5	(0.9)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 129 net store closings during the preceding twelve-month period as well as from rent reductions secured from landlords.  Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 70 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 100 basis points for LANE BRYANT and 80 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 60 basis points for CATHERINES primarily as a result of the conversion of 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations opened in the current year and the lack of leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment as a percentage of net sales decreased primarily as a result of the shutdown during the Fiscal 2009 Third Quarter of the retained leased facilities from the sale of our non-core misses apparel catalog business.

Selling, General, and Administrative

	Thirty-nine		Thirty-nine
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated selling, general, and administrative	$451.2	30.4	$427.3	28.0	2.4%

Consolidated selling, general, and administrative expenses increased as a percentage of net sales primarily as a result of a lack of leverage from the decrease in net sales and increased in dollar amount primarily as a result of additional advertising expenses, including our Spring 2010 national television campaign.  Additionally, income from our private-label credit card operations was lower than the prior-year period as a result of the difference in the income from our third-party credit processor in the current year as compared to the income when we operated the credit card program in the prior-year period.  Retail Stores segment selling, general, and administrative expenses increased 170 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales increased 140 basis points for LANE BRYANT, 150 basis points for FASHION BUG, and 270 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of payments received from the transitional service agreements related to the non-core misses apparel catalog business that terminated during the Fiscal 2009 Third Quarter.

Depreciation and Amortization

	Thirty-nine		Thirty-nine
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	October 30,	Net	October 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Depreciation and amortization	$50.1	3.4	$57.5	3.8	(0.4)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Sale of Proprietary Credit Card Receivables Programs

During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs and recognized one-time net charges of $13.4 million as a result of the sale, primarily related to contract termination and transaction-related costs and severance and retention costs.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 9. Sale of Proprietary Credit Card Receivables Programs” above and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 12. Sale of Proprietary Credit Card Receivables Programs” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further information.

Restructuring and Other Charges

During the first three quarters of Fiscal 2010 we recognized charges primarily for cash severance and non-cash equity compensation costs related to the resignation of our Chief Executive Officer during the Fiscal 2010 Third Quarter and lease termination costs in connection with our program, announced in March 2010, to close approximately 100-120 under-performing stores during Fiscal 2010.  During the first three quarters of Fiscal 2009 we recognized charges primarily for (1) lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business; (2) costs related to our transformational initiatives; (3) non-cash accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business; (4) retention costs and non-cash accelerated depreciation for the planned closing of the LANE BRYANT WOMAN catalog operations; and (5) costs for lease terminations and non-cash accelerated depreciation related to the closure of under-performing stores.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the first three quarters of Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.  During the first three quarters of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $69.2 million and recognized a gain on the repurchases of $12.8 million, net of unamortized issue costs.

Income Tax Provision

The income tax benefit for the first three quarters of Fiscal 2010 resulted primarily from (1) a reduction in our valuation allowance associated with our net operating loss carrybacks and the utilization of certain income tax credits in an amended income tax return, and (2) a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  These items were offset by certain state and foreign income taxes payable as well as required deferred taxes.  The income tax provision for the first three quarters of Fiscal 2009 was primarily a result of a net increase in our liability for unrecognized tax benefits, interest, and penalties; state and foreign income taxes payable; and required deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs), and revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	October 30,	January 30,
(Dollars in millions)	2010	2010

Cash, cash equivalents, and available-for-sale securities	$104.2	$186.8
Available borrowing capacity under revolving credit facility	$146.6	$141.4
Working capital	$292.0	$335.6
Current ratio	1.9	2.2
Long-term debt to equity ratio	37.4%	47.3%

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 1. Financial Statements” above.

Cash Provided/(Used) by Operating Activities

Our net cash used by operating activities was $13.9 million for the first three quarters of Fiscal 2010 as compared to cash provided by operating activities of $134.4 million for the first three quarters of Fiscal 2009.  The decrease in cash provided by operating activities as compared to the prior-year period is primarily the result of a $76.9 million investment in inventories (net of accounts payable) during the current-year period (discussed further in “OVERVIEW” above) and the receipt of $85.1 million of net proceeds from the sale of our retained interests in our proprietary credit card receivables programs during the prior-year period (see also “Cash Provided/(Used) by Investing Activities” below).  Cash used by operating activities for the first three quarters of Fiscal 2010 also included the receipt of $45.0 million of Federal income tax refunds, while cash provided by operating activities for the prior-year period included a Federal income tax refund of $27.7 million.

Cash Provided/(Used) by Investing Activities

Capital expenditures net of construction allowances received from landlords were $26.5 million during the first three quarters of Fiscal 2010 as compared to $12.1 million for the first three quarters of Fiscal 2009.  Gross capital expenditures, excluding construction allowances received from landlords, were $29.2 million during the first three quarters of Fiscal 2010 as compared to $16.3 million for the first three quarters of Fiscal 2009.

We anticipate that our Fiscal 2010 capital expenditures, net of construction allowances received from landlords, will be approximately $42-$47 million as compared to net capital expenditures of $18.4 million for Fiscal 2009.  We anticipate that our projected gross capital expenditures for Fiscal 2010 will be approximately $45-$50 million before construction allowances received from landlords as compared to gross capital expenditures of $22.7 million for Fiscal 2009.  We expect to use these expenditures according to disciplined return on investment criteria for 7-9 new store openings, remodels and refurbishments, to fund fixturing for new merchandise assortments, to test brand combinations and conversions, and the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

Cash provided by investing activities for the first three quarters of Fiscal 2009 included $51.3 million from the sale of our proprietary credit card receivables programs (see also “Cash Provided/(Used) by Operating Activities” above), $6.1 million from net sales of available-for-sale securities, and $1.7 million of proceeds from sales of capital assets.

Cash Used by Financing Activities

During the first three quarters of Fiscal 2010 we repurchased 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) with an aggregate principal amount of $49.2 million for an aggregate purchase price of $38.3 million.  In addition, we used $4.7 million for scheduled repayments of long-term borrowings.  During the first three quarters of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $69.2 million for an aggregate purchase price of $39.3 million.  In addition, we used $5.1 million for scheduled repayments of other long-term borrowings and $7.3 million for deferred financing costs related to our amended revolving credit facility.

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

FINANCING

Off-Balance-Sheet Financing

Sale of Proprietary Credit Card Receivables Programs

During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”).  We also entered into operating agreements with WFNNB for the provision of private-label credit card programs for our customers.  See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Financing; Off-Balance-Sheet Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 12. Sale of Proprietary Credit Card Receivables Programs” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for further details regarding the sale of our proprietary credit card receivables programs.

Asset Securitization Program

Prior to the sale of our proprietary credit card receivables programs during the Fiscal 2009 Third Quarter, our asset securitization program primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPEs were isolated for purposes of the securitization program.  We used our asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Additional information regarding our asset securitization facilities is included in “Item 1. Notes to Condensed Consolidated Financial Statements; “Note 10. Asset Securitization” above and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Financing; Off-Balance-Sheet Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 17. Asset Securitization” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Our Proprietary Credit Card Programs

Prior to the sale of our proprietary credit card receivables programs we managed the programs to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earned revenue from operating the programs.  As discussed above, we utilized asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits was derived from the net excess spread revenues we received from monthly securitization distributions associated with the collections on managed outstanding receivables.

In addition to the actual net excess spread revenues we recognized a beneficial interest in the QSPE (an “I/O strip”), which represented the estimated present value of cash flows we expected to receive over the estimated period the receivables were outstanding.  We also recognized a servicing liability, which represented the present value of the excess of the costs of servicing over the servicing fees we expected to receive and was recorded at estimated fair value.  We amortized the I/O strip and the servicing liability on a straight-line basis over the expected life of the proprietary credit card receivables.

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

Subsequent to the sale of the program, under the operating agreements WFNNB offers private-label credit cards bearing our retail brand names.  We receive ongoing payments from WFNNB related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.  The level of ongoing payments we receive may increase or decrease as a result of changes in the performance of the private-label credit card programs or changes in the legal and regulatory requirements affecting WFNNB in its conduct of the program.

Payments from WFNNB under the operating agreements are recognized as a reduction of selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables program prior to the sale.  With the sale of the proprietary credit card receivables programs to WFNNB, the majority of the expenses associated with the proprietary credit card receivables programs were eliminated.

Further details regarding our net credit contribution for the thirteen weeks and thirty-nine weeks ended October 31, 2009 are as follows:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31,	October 31,
(In millions)	2009(1)	2009(1)

Net securitization excess spread revenues	$23.7	$63.7
Net changes to the I/O strip and servicing liability	2.7	2.5
Other credit card revenues, net(2)	2.7	8.8
Total proprietary credit card revenues	29.1	75.0
Less total credit card program expenses	13.4	42.3
Total credit contribution	$15.7	$32.7
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).
(2) Excludes inter-company merchant fees between our credit entities and our retail entities.

Further details regarding our outstanding receivables for the thirteen weeks and thirty-nine weeks ended October 31, 2009 are as follows:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 31,	October 31,
(In millions)	2009(1)	2009(1)

Average managed receivables outstanding	$484.9	$496.9
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

Revolving Credit Facility

We have a loan and security agreement (the “agreement”) that provides for a $225 million senior secured revolving credit facility (the “credit facility”), which includes an option allowing us to increase our credit facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100 million of the $225 million may be used for letters of credit.  The credit facility provides for committed revolving credit availability through July 31, 2012.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above for further details regarding the credit facility.  There were no borrowings outstanding under the credit facility as of October 30, 2010.

The agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  In each month in which Excess Availability (as defined in the agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of October 30, 2010 the Excess Availability under the amended facility was $196.6 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

During the first three quarters of Fiscal 2010 we repurchased 1.125% Senior Convertible Notes (the “1.125% Notes”) with an aggregate principal amount of $49.2 million (see “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above).  During the first three quarters of Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $69.2 million.  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us.

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

In Fiscal 2010 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and available-for-sale securities, our operating agreements with Alliance Data related to our proprietary credit cards, and our borrowing facilities will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2010.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.

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

MARKET RISK

As of October 30, 2010 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; MARKET RISK,” above.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), our Chief Operating Officer (“COO”) while performing the function of CEO, and Chief Financial Officer (“CFO”), as appropriate and in such a manner as to allow timely decisions regarding required disclosure.  Our Disclosure Committee, which is made up of several key management employees and reports directly to the CEO (or COO while performing the function of CEO) and CFO, assists our management, including our CEO (or COO while performing the function of CEO) and CFO, in fulfilling their responsibilities for establishing and maintaining such controls and procedures and providing accurate, timely, and complete disclosure.

As of the end of the period covered by this report on Form 10-Q (the “Evaluation Date”), our Disclosure Committee, under the supervision and with the participation of management, including our COO (while performing the function of CEO) and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our management, including our COO and CFO, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.  Furthermore, there has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, Catherines has filed a Summary Judgment Motion to dismiss the claims of Plaintiff Bates.  Plaintiffs' opposition to the motion was filed and the Court heard oral argument on the motion.  To date, the court has not ruled on the two motions before it and the parties are engaged in settlement negotiations through the use of an independent mediator.

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

The inability to hire a suitable permanent Chief Executive Officer within a reasonable time period could have a material adverse impact on our business.  We depend on the efforts and abilities of our executive officers and their management teams and we may not be able to retain or replace these employees or recruit additional qualified personnel.

Our failure to properly execute our in-stock inventory strategy may result in higher-than-planned levels of promotional activity in order to sell-through excess levels of such inventories, which would have a negative impact on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number	Number of
				of Shares	Shares that
				Purchased as	May Yet be
	Total			Part of Publicly	Purchased
	Number		Average	Announced	Under the
	of Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs(2)	Programs(2)

August 1, 2010 through
August 28, 2010	3,468	(1)	$3.42	–
August 29, 2010 through
October 2, 2010	442	(1)	3.59	–
October 3, 2010 through
October 30, 2010	0		0.00	–
Total	3,910		$3.44	–		(2)
____________________
(1) Shares withheld for the payment of payroll taxes on employee stock awards that vested during the period.
(2)   On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. No shares have been purchased under this plan subsequent to Fiscal 2008. As of October 30, 2010, $197,365,000 was available for future repurchases under this program. This repurchase program has no expiration date.

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

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2	2010 Stock Award and Incentive Plan.

10.3	Form of Time-Based Stock Appreciation Rights Agreement.

10.4	Form of Time-Based Restricted Stock Units Agreement.

10.5	Consulting Agreement, dated October 13, 2010, between Charming Shoppes Inc. and Portsmouth Partners LLC.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: December 1, 2010	/S/ ANTHONY M. ROMANO
Anthony M. Romano
Executive Vice President
Chief Operating Officer
(Performs the Function of Chief Executive Officer)

Date: December 1, 2010	/S/ ERIC M. SPECTER
Eric M. Specter
Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

2.1
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

3.1	Restated Articles of Incorporation, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 3.1).

3.2	Bylaws, as Amended and Restated, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.1	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2	2010 Stock Award and Incentive Plan.

10.3	Form of Time-Based Stock Appreciation Rights Agreement.

10.4	Form of Time-Based Restricted Stock Units Agreement.

10.5	Consulting Agreement, dated October 13, 2010, between Charming Shoppes Inc. and Portsmouth Partners LLC.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.