Form 10-K
period 2011-01-29
CHARMING SHOPPES INC
filed 2011-03-24
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number:  000-07258

CHARMING SHOPPES, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1721355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 STATE ROAD, BENSALEM, PA 19020	(215) 245-9100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

The NASDAQ Stock Market LLC
Common Stock, par value $.10 per share	Chicago Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Each Class)

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

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of July 31, 2010 (the last day of the registrant’s most recently completed second fiscal quarter), based on the closing price on July 30, 2010, was approximately $514,132,013.

As of March 21, 2011, 115,728,621 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2011 annual shareholders meeting, which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
FORM 10-K ANNUAL REPORT

i

(Continued)

ii

PART I

Item 1.  Business

GENERAL

We are a multi-brand, specialty apparel retailer with a leading market share in women’s plus-size specialty apparel.  During our fiscal year ended January 29, 2011 (“Fiscal 2010”) our business operations consisted primarily of three distinct core brands:  LANE BRYANT®, FASHION BUG®, and CATHERINES PLUS SIZES®. These core brands operate retail stores and store-related e-commerce websites under our Retail Stores segment.  Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups.  During Fiscal 2010 the sale of plus-size apparel represented approximately 82% of our total net sales.  In addition to our Retail Stores segment we also derive revenues from sales of food and gifts through our FIGI’S® catalog and website, which operate under our Direct-to-Consumer segment.

LANE BRYANT is a widely recognized brand name in plus-size fashion.  Through private labels such as LANE BRYANT, CACIQUE®, and select national brands, we offer fashionable and sophisticated apparel in plus-sizes 12 – 32, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear, and social occasion apparel.  LANE BRYANT has a loyal customer base, generally ranging in age from 35 to 55 years old, which shops for fashionable merchandise in the moderate price range.  Our 731 LANE BRYANT retail stores comprise 4.3 million square feet of real estate and are located in 46 states and the District of Columbia, in a combination of destination malls, lifestyle centers, and strip shopping centers.  Our average LANE BRYANT store size is approximately 5,900 square feet.  During Fiscal 2010 our lanebryant.com website averaged 2.5 million unique visitors per month with an established on-line community.

Our LANE BRYANT intimate apparel side-by-side store pairs LANE BRYANT’s casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates as well as additional national brands, presented in a double store-front.  This larger footprint of approximately 7,200 square feet per combined store compares with the full-line LANE BRYANT store average footprint of approximately 5,600 square feet.  Included in the 731 stores operated by LANE BRYANT as of January 29, 2011 are 137 stores operated in the side-by-side format.

LANE BRYANT OUTLET® is a national chain offering women’s plus-size apparel in the outlet sales channel.  Through our private labels and select national brands we offer fashionable and sophisticated apparel in plus-sizes 12 – 32, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear, and social occasion apparel.  Our 115 LANE BRYANT OUTLET retail stores comprise 0.7 million square feet of real estate and are located in 36 states throughout the country in outlet centers.  Our average LANE BRYANT OUTLET store size is approximately 5,800 square feet.

FASHION BUG stores specialize in selling plus-size, misses, and junior apparel in sizes 6 – 30 serving women’s lifestyle needs from weekend to business wear, as well as accessories, intimate apparel, and footwear.  FASHION BUG customers generally range in age from 30 to 50 years old and shop in the low-to-moderate price range.  Our 743 FASHION BUG retail stores comprise 6.5 million square feet of real estate and are located in 43 states, primarily in strip shopping centers.  Our average FASHION BUG store size is approximately 8,700 square feet.  During Fiscal 2010 our fashionbug.com website averaged 1.5 million unique visitors per month.

CATHERINES PLUS SIZES carries a full range of plus sizes (16 – 34 and 0X – 5X) and is particularly known for extended sizes (28 – 34).  CATHERINES® offers classic apparel and accessories for wear-to-work and casual lifestyles.  CATHERINES customers are generally in the 45 years old and older age group, shop in the moderate price range, and are concerned with comfort, fit, and value.  Our 475 CATHERINES retail stores comprise 1.9 million square feet of real estate and are located in 44 states, primarily in strip shopping centers.  Our average CATHERINES store size is approximately 4,100 square feet.  Included in the 475 stores operated by CATHERINES as of January 29, 2011 are 30 stores operated in outlet locations.  Substantially all of the CATHERINES stores in outlet locations operate with a LANE BRYANT OUTLET store in side-by-side locations.  These 30 stores average approximately 2,700 square feet, compared to the full-line CATHERINES stores average footprint of 4,200 square feet.  In March 2011 we announced our plans to close the 30 CATHERINES stores in outlet locations (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below).  During Fiscal 2010 our catherines.com website averaged more than 0.8 million unique visitors per month.

During Fiscal 2010 we announced the debut of a universal shopping cart linking four of our e-commerce websites: lanebryant.com, cacique.com, fashionbug.com, and catherines.com.  We also began offering customer-friendly shipping options and added new search and navigation technology, making it easier for our customers to search our product offerings.

FIGI’S markets food and specialty gift products through its FIGI’S Gifts in Good Taste catalog and figis.com e-commerce website.  FIGI’S specializes in dairy cheeses, smokehouse meats, holiday fare, bakery, chocolates, nuts, sweets, and snacks.  FIGI’S also offers special gift assortments, collectibles, and exclusive and personalized items.  FIGI’S Gallery offers home décor, bedding, housewares, jewelry, garden accents, apparel, collectibles, gifts and other items through its catalog and figisgallery.com e-commerce website.  During Fiscal 2010 we expanded the sale of FIGI’S products into third-party retailers’ stores and through third-party retailers’ e-commerce websites.

Financial information by business segment for each of our last three fiscal years is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 18.  SEGMENT REPORTING” below.

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for further discussion of executive management changes during Fiscal 2010 and details regarding our management initiatives for Fiscal 2011.

RETAIL STORES SEGMENT

Stores

Our store openings, closings, and number of locations over the past three fiscal years are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Store Activity:
Number of stores open at beginning of period	2,121	2,301	2,409
Stores opened	9	8	48	(1)
Stores converted(2)	28	(28)	0
Stores closed(3)	(94)	(160)	(156)
Number of stores open at end of period	2,064	2,121	2,301

Number of Stores Open at End of Period by Brand:
LANE BRYANT(4)	846	860	892
FASHION BUG	743	801	897
CATHERINES	475	460	463
PETITE SOPHISTICATE OUTLET(2)	0	0	49
Number of stores open at end of period	2,064	2,121	2,301
____________________
(1) Includes 7 LANE BRYANT OUTLET stores, 11 LANE BRYANT/CACIQUE intimate apparel side-by-side stores, and 4 PETITE SOPHISTICATE OUTLET stores.
(2)    During Fiscal 2009 we decided to close our 49 PETITE SOPHISTICATE OUTLET stores and convert a majority of the locations to CATHERINES stores in outlet locations. We completed the conversion of 5 stores during Fiscal 2009 and completed the remaining 28 conversions in February 2010. During Fiscal 2010 we also converted 5 FASHION BUG locations to LANE BRYANT OUTLET locations and converted 1 FASHION BUG location to a LANE BRYANT location.

(3)     Includes 52 FASHION BUG, 28 LANE BRYANT, and 14 CATHERINES stores in Fiscal 2010, 22 FASHION BUG and 10 LANE BRYANT stores in Fiscal 2009, and 78 FASHION BUG, 10 CATHERINES, 21 LANE BRYANT, 2 LANE BRYANT OUTLET, 1 PETITE SOPHISTICATE OUTLET, and 4 PETITE SOPHISTICATE stores in Fiscal 2008 closed in connection with the store closing initiatives announced in February 2008, November 2008, and March 2010.

(4) Includes LANE BRYANT OUTLET stores as follows: 115 in Fiscal 2010, 106 in Fiscal 2009, and 106 in Fiscal 2008.

We continue to analyze our store portfolio to identify under-performing stores for closure.  To the extent that we are unable to negotiate improved lease terms with our landlords in order to reduce our occupancy cost and allow our stores to operate profitably, we will close additional under-performing stores.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” and “RESULTS OF OPERATIONS” below for additional information regarding our actual and planned store openings and closings.

Our retail stores are primarily located in suburban areas and small towns.  Approximately 78% of our retail stores are strip-center based, with the remainder located in community and regional malls.  Approximately 55% of our LANE BRYANT stores are located in strip and lifestyle shopping centers, with the remaining stores located primarily in malls.  We continually evaluate additional store locations that meet our financial and operational objectives.

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

Retail stores operate under direct local management with guidance from our management operations team.  Each store has a manager who is in daily operational control of and manages the specific location, including overseeing the duties of display, selling, and reporting through point-of-sale terminals.  We employ district managers who regularly travel to all stores in their district to view store operations and provide guidance.  Each district manager works with an average of 13 stores.  Regional managers, who report to a Vice President of Stores, supervise the district managers.  Generally, district managers are appointed from the pool of store managers and store managers are appointed from the pool of assistant store managers.  Store management is motivated through internal advancement and promotion, competitive compensation, and various incentive, medical, and retirement plans.  Store management also has access to centrally-developed resources on store operations, merchandising, and buying policies.

Merchandising and Buying

We employ a brand-specific merchandising and buying strategy that is focused on providing an attractive selection of plus-size apparel and accessories that reflect the fashion preferences of the core customer for each of our retail store brands.  We believe that the specialization of marketers and buyers within each brand enhances each brand’s identity and distinctiveness.  We also use domestic and international fashion market guidance, fashion advisory services, and proprietary design.  We seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.

We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location.  At LANE BRYANT we offer a combination of fashion basics and current fashions in casual and wear-to-work apparel, footwear, and accessories and our CACIQUE brand of intimate apparel, as well as other national brand sportswear and shapewear.  We translate current trends into appropriate products for our customer.  LANE BRYANT OUTLET features products developed exclusively for our outlet stores, which include updated key items and best-sellers from our full-line LANE BRYANT brand.  Selected expanded categories, such as intimate apparel, footwear, social occasion, and accessories are also offered at LANE BRYANT OUTLET.  At FASHION BUG we offer a broad assortment of weekend and business-wear apparel in plus, misses, junior, and junior plus sizes at low-to-moderate prices.  FASHION BUG’s merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as swimwear and outerwear.  At CATHERINES we offer a broad assortment of plus-size merchandise in classic styles designed to provide “head-to-toe” dressing for our customers.  CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes.  CATHERINES has developed a unique expertise in the comfort, fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

We use our distribution capabilities to stock our stores with products specifically targeted to the store’s customer demographics.  Our merchandising staff obtains store-wide and brand-wide inventory information generated by merchandise information systems that use our point-of-sale terminals.  The status of our merchandise can be tracked from the placement of our initial order for the merchandise to the actual sale to our customer.  Based on this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons.

Our stores typically experience peak sales during the Easter, Labor Day, and December holiday seasons.  We generally build inventory levels before these peak sales periods.  To maintain current and fashionable inventory we reduce the price of slow-moving merchandise throughout the year.  Much of our merchandise is developed for one or more of our four seasons: Spring, Summer, Fall, and Holiday.  End-of-season sales are conducted with the objective of carrying an appropriate amount of seasonal merchandise over from one season to another.  Retail Stores segment sales for the four quarters of Fiscal 2010, as a percent of annual Retail Stores segment sales, were 25.3%, 26.3%, 23.3%, and 25.1%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic.  We primarily use targeted direct-mail and e-mail advertising to preferred customers selected from a database of approximately 26.1 million private-label credit card, third-party credit card, and cash customers who have purchased merchandise from us within the past three years.  We may also use radio, television, newspaper, internet advertising, fashion shows, social media, and other “grassroots” campaigns to stimulate traffic at certain strategic times of the year.  We also use pricing policies, displays, store promotions, and convenient store hours and locations to attract customers.  We maintain websites for our LANE BRYANT, FASHION BUG, and CATHERINES brands that provide information regarding current fashions and promotions and also provide internet shopping.

We offer our LANE BRYANT, FASHION BUG, and CATHERINES retail store customers various loyalty card programs.  Customers who join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  Other programs are offered that do not require the payment of a membership fee but allow cardholders to earn points for purchases using a private-label credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  Additional information on our loyalty card programs is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES; Loyalty Card Programs” below.

Sourcing

To meet the demands of our customers we access both the overseas and domestic wholesale markets for our Retail Stores segment merchandise purchases.  We primarily source from outside of the United States and source merchandise both through our overseas sourcing operation, where we are the importer of record, and from domestic vendors that also source merchandise from overseas.  This allows us to maintain flexible lead times, respond quickly to current fashion trends, and replenish merchandise inventory as necessary.  During Fiscal 2010 we purchased merchandise from approximately 390 suppliers located throughout the world.  We also purchase a portion of our LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer that is a wholly-owned subsidiary of Limited Brands, Inc.  These purchases from Mast accounted for approximately 7% of our total Retail Stores merchandise purchases and approximately 15% of merchandise purchases for LANE BRYANT and LANE BRYANT OUTLET during Fiscal 2010.  No other vendor accounted for more than 3% of total Retail Stores segment merchandise purchases during Fiscal 2010.

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

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for additional information regarding the potential impact of expected cost increases associated with cotton-based raw materials.

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment.  For our FASHION BUG and LANE BRYANT OUTLET stores we operate a distribution center in Greencastle, Indiana.  This facility is located on a 126-acre tract of land and contains a building of approximately 865,000 square feet.  We estimate that this facility has the capacity to service up to approximately 1,800 stores.  For our LANE BRYANT and CATHERINES stores we operate a distribution center in White Marsh, Maryland.  The White Marsh facility is located on 28 acres of land and contains a building of approximately 513,000 square feet that is currently designed to service up to approximately 1,600 stores.

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

Inventory and fulfillment activities for our store-related e-commerce operations are handled by a third-party warehouse facility in Indianapolis, Indiana, using approximately 310,000 square feet of space for merchandise receipt, storage, picking, packing, shipping, and returns processing.  Approximately half of the merchandise received by this third-party facility is shipped from our Greencastle and White Marsh distribution centers.

Our distribution and logistics operations provide adequate capacity for the foreseeable future, and we continually evaluate our overall long-term distribution and logistics requirements.

DIRECT-TO-CONSUMER SEGMENT

Our Direct-to-Consumer segment consists primarily of the operations of our FIGI’S business, which markets food and specialty gift products through our FIGI’S Gifts in Good Taste catalog and related e-commerce website.  FIGI’S experiences a peak sales period during the December holiday season, with approximately 76% of its annual sales occurring during our fourth quarter.  FIGI’S offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.  During Fiscal 2010 we expanded the sale of FIGI’S products into third-party retailers’ stores and through third-party retailers’ e-commerce websites.  We also operate FIGI’S Gallery, which offers home décor, bedding, housewares, jewelry, garden accents, apparel, collectibles, gifts, and other items through its catalog and e-commerce website.

We own 125,000 square-feet of automated distribution center space in Marshfield, Wisconsin that serves as the main distribution area for our FIGI’S operations and ships approximately 2,400,000 packages per year.  A 122,000 square-foot leased facility in Stevens Point, Wisconsin and a 46,000 square-foot owned facility in Neillsville, Wisconsin also service FIGI’S.  We believe that these facilities will continue to provide adequate capacity for our FIGI’S operations for the foreseeable future.

PROPRIETARY CREDIT PROGRAMS

During Fiscal 2009 we sold our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”) and entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  Under the terms of the ten-year operating agreements, WFNNB offers private-label credit cards bearing our retail brand names and we receive ongoing payments from WFNNB related to private-label credit card sales generated by our stores, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.

Additional information regarding the sale of our proprietary credit card receivables programs and the operations of our asset securitization facilities prior to the sale is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Off-Balance-Sheet Financing” and “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 16. ASSET SECURITIZATION” below.

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

EMPLOYEES

As of the end of Fiscal 2010 we employed approximately 27,000 associates, which included approximately 21,000 part-time employees.  In addition, we hire a number of temporary employees during the December holiday season.  As of the end of Fiscal 2010, 61 of our employees were represented by a union whose contract is currently due to expire in August 2012 and 5 of our employees were represented by a union whose contract is currently due to expire in August 2011.  We believe that our overall relationship with these unions and our associates in general is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated.  “FASHION BUG®”, “FASHION BUG PLUS®”, “L.A. BLUES®”, “STUDIO 1940®”, “RIGHT FIT BY FASHION BUG®”, “CATHERINES®”, “CATHERINES PLUS SIZES®”, “MAGGIE BARNES®”, “ANNA MAXWELL®”, “LIZ&ME®”, “SERENADA®”, “RIGHT FIT BY CATHERINES®”, “LANE BRYANT®”, “LANE BRYANT OUTLET®”, “LANE BRYANT WOMAN®”, “VENEZIA®”, “CACIQUE®”, “RIGHT FIT BY LANE BRYANT®”, “FIGI’S®”, “SONSI®”, “INSIDE CURVE®”, “ADDED DIMENSIONS™”, “FIGI’S® GALLERY”, “PASSPORT COLLECTION BY LANE BRYANT™”, “LOOP18™”, and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

We also own the following internet domain name registrations: cacique.com, catherines.com, charming.com, charmingshoppes.com, fashionbug.com, fashionbugplus.com, lanebryant.com, figis.com, sonsi.com, sonsiliving.com, figisgallery.com, loop18.com, and others of lesser importance.

EXECUTIVE OFFICES

Charming Shoppes, Inc. was incorporated in Pennsylvania in 1969.  Our principal offices are located at 3750 State Road, Bensalem, Pennsylvania 19020.  Our telephone number is (215) 245-9100.

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.charmingshoppes.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Our historical filings can also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or can be accessed directly from the SEC’s website at http://www.sec.gov.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) 732-0330.  See “PART III; Item 10.  Directors, Executive Officers, and Corporate Governance” below for additional information that is available on our internet website.

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

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, fluctuating fuel and energy costs, and consumer perception of economic conditions.  Consumer discretionary spending, including purchases of women’s apparel, tends to decline during periods of high unemployment, which can have an adverse impact on our results of operations.  We could be required to take additional markdowns in response to lower-than-anticipated levels of demand for our products, and promotional activity by our competitors could have a further adverse impact on our results of operations.

We cannot reliably predict the extent to which current or future economic conditions will affect our business.  A prolonged continuation of reduced consumer demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

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

The women’s specialty retail apparel and direct-to-consumer markets are highly competitive.  Our competitors include individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and internet-based retailers.  As a result of this competition we are required to effectively market and competitively price our products to consumers in diverse markets, and we typically experience pricing pressures, which may require us to incur increased marketing expenditures, and could lead to loss of market share.  Existing and increased competition could result in reduced sales and margins, which could have a material adverse effect on our business, financial condition, and results of operations.

We believe that the principal bases upon which we compete are merchandise style, size, selection, fit, quality, display, price, attractive website layout, efficient fulfillment of website mail orders, and personalized service to our customers, as well as store location, design, advertising, and promotion.  Other women’s apparel and direct-to-consumer companies with greater financial resources, marketing capabilities, or brand recognition may enter the plus-size business and may be able to devote greater resources to the marketing and sale of their products, implement more aggressive pricing policies, introduce new products more quickly, and respond and adapt to future economic downturns more effectively.  We cannot give assurance that we will be able to compete successfully against existing or future competitors.

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

Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our executive officers and our management teams and our ability to attract, hire, and retain officers and management.  We also must motivate employees to remain focused on our strategies and goals, particularly during a period of changing executive leadership at both our corporate level and our operating division level.  If we cannot hire and retain effective management, we may be unable to compete effectively with other retailers.  We do not maintain key-person life insurance policies with respect to any of our employees.

We may be unable to successfully execute on our business plans.

We cannot assure the successful execution and the realization of the benefits of our business plans, which may vary materially based on various factors.  Recent additions to our management and our effort to improve our competitive position and results of operations are based on certain assumptions that may prove to be inaccurate.  Our business plans are subject to numerous risks and uncertainties that may change over time, and we may not achieve the desired results.

Improving our operating margins is dependent on our ability to successfully control our operating costs.

In order to improve our operating margins we need to successfully manage our operating costs.  Our inability to successfully manage labor costs, occupancy costs, transportation costs, or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could decrease our operating margins and could adversely affect our results of operations.  In addition, we may be unable to obtain adequate insurance coverage for our operations at a reasonable cost.  We cannot assure the successful implementation of our turnaround programs.

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

We may not be able to obtain sufficient working capital financing on terms acceptable to us.

Our business requires substantial investment in our inventory for several months before sales of that inventory occur.  Consequently, we require significant amounts of working capital financing.  We depend on the availability of credit to fund our working capital, including credit we receive from our bankers, our factors, our suppliers and their agents, and on our ongoing payments from our strategic alliance related to private-label credit card sales.  If we or our vendors are unable to obtain sufficient financing at an affordable cost, our ability to merchandise our retail stores or e-commerce businesses could be adversely affected.

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

Our retail store and direct-to-consumer operations experience seasonal fluctuations in net sales and consequently in operating income, with peak sales typically occurring during the Easter, Labor Day, and December holiday seasons for our Retail Stores segment and in the December holiday season for our Direct-to-Consumer segment.  In addition, extreme or unseasonable weather can affect our sales.  Any decrease in net sales or margins during our peak selling periods, or in the availability of working capital needed in the months before these periods, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our operating results are dependent in part on our ability to effectively manage our inventory levels.

We must maintain the right mix and level of inventory to operate our business successfully.  Excess inventory creates pricing pressures, while insufficient inventory could lead to decreased sales and a loss of customers.  We continually evaluate the market and the mood of our customers to determine our optimal inventory levels.  If we do not correctly anticipate the demand for one or more of our products or delay placing seasonal inventory in our stores for too long, our results of operations and business could be adversely affected.

Certain of our business processes that are dependent on technology are outsourced.

Certain of our business processes that are dependent on technology are outsourced to third parties.  Such processes include payroll processing, credit card authorization and processing, our e-commerce platform, and certain other information technology functions.  Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur.  The failure of such third parties to provide adequate services could adversely affect our customers’ shopping experience, our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

We could be materially and adversely affected if any of our distribution or fulfillment centers are shut down.

We operate distribution and fulfillment centers in Greencastle, Indiana; White Marsh, Maryland; Marshfield, Wisconsin; Stevens Point, Wisconsin; and Neillsville, Wisconsin and use a third-party fulfillment center in Indianapolis, Indiana that services our e-commerce operations.  In addition, we use third-party freight consolidators and service providers in Los Angeles, California and North Bergen, New Jersey.  Most of the merchandise we purchase is shipped either directly or via freight consolidators to our distribution and fulfillment centers.  If any of our distribution centers, fulfillment centers, or freight consolidators were to shut down or lose significant capacity for any reason, the other locations may not be able to adequately support the resulting additional distribution demands, in part because of capacity constraints and in part because not all brands are supported at each location.  As a result, we could incur significantly higher costs and experience longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace the affected distribution center, fulfillment center, or freight consolidator.  Should the third-party fulfillment center that services our e-commerce operations cease providing fulfillment services the resultant failure to deliver e-commerce orders promptly could adversely affect our e-commerce operations and our results of operations.

Natural disasters, war, acts of terrorism, or other armed conflict may negatively impact the availability of merchandise and otherwise adversely impact our business.

The occurrence of, or threat of, a natural disaster, war, acts of terrorism, or other armed conflict on the United States or international economies could negatively affect our ability to obtain merchandise for sale.  A significant portion of our merchandise is imported from other countries.  If imported goods become difficult or impossible to bring into the United States and we cannot obtain such merchandise from other sources at similar costs, our net sales and profit margins may be adversely impacted.  If commercial transportation is curtailed or substantially delayed our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, freight consolidators, stores, or our direct-to-consumer customers.  As a result of the occurrence of, or threat of, a natural disaster or acts of terrorism in the United States we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition, and results of operations.

Our inability to successfully manage customer service or fulfillment for our e-commerce websites could adversely impact our results of operations.

Successful operation of our e-commerce websites and our catalog business is dependent on our ability to maintain efficient and uninterrupted customer service and fulfillment operations.  Inadequate systems capacity, a disruption or slowdown in telecommunications services, changes in technology, changes in government regulations, systems issues, security breaches, or customer privacy issues could result in reduced sales or increases in operating expenses as a result of our efforts or our inability to remedy such issues.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets and indirectly through domestic vendors with foreign sources.  We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad.  Such risks include (but are not necessarily limited to):

●	political instability;

●	increased security requirements applicable to imported goods;

●	trade restrictions;

●	imposition of or changes in duties, quotas, taxes, and other charges on imports;

●	currency and exchange risks;

●	issues relating to compliance with domestic or international labor standards;

●	inability of our vendors to manufacture or deliver merchandise in a timely manner or to meet our quality standards;

●	increased lead times;

●	delays in shipping; or

●	increased costs of transportation.

New governmental requirements could be proposed that would have an impact on the trading status of certain countries and could include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries.

Our purchasing patterns are dictated by our seasonal inventory requirements.  We typically enter into purchase commitments with our vendors for seasonal inventories up to six months ahead of when we take delivery of those products.  All of our purchase commitments with foreign vendors are denominated in U.S. dollars and are settled in U.S. dollars.  These arrangements provide a natural hedge to the impacts of changes in the value of the U.S. dollar relative to the foreign currencies during the period from when we enter into purchase commitments with our vendors to when we take delivery of the products in the countries from which we source our products.  However, changes in the value of the U.S. dollar relative to other currencies can impact the negotiated pricing for products when comparing one seasonal buying period to another.  We have a network of countries and vendors from which we can source, but a weakening of the U.S. dollar in relation to those foreign currencies could increase the cost of our foreign-sourced products.  The future performance of our business depends on our foreign suppliers and may be adversely affected by the factors listed above, which are beyond our control.

Issues of global workplace conditions may adversely affect our business.

If any one of our manufacturers or vendors fails to operate in compliance with applicable laws and regulations, is perceived by the public as failing to meet certain United States labor standards, or employs unfair labor practices, our business could be adversely affected.  Current global workplace concerns of the public include wages, working conditions, age of employees, and various other employment standards.  These globalization issues may affect the available supply of certain manufacturers' products, which may result in increased costs to us.  Furthermore, a negative customer perception of any of our key vendors or their products may result in a lower customer demand for our apparel.

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and servicemarks are important to our success and our competitive position due to their name recognition with our customers.  We devote substantial resources to the establishment and protection of our trademarks and servicemarks on a worldwide basis.  Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and servicemarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, servicemarks, or proprietary rights.  Other retailers have been subject to unauthorized imitation, and imitation of our names, concepts, store designs, or merchandise in a manner that projects lesser quality or carries a negative connotation of our image could adversely affect our business, financial condition, and results of operations.  Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights and we may not be able to successfully resolve these types of conflicts to our satisfaction.  In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

We may be subject to litigation and other regulatory proceedings that may negatively impact our results of operations.

From time to time, we are subject to litigation and regulatory actions relating to our business.  We may also become subject to litigation trends, such as class-action suits brought under various consumer protection and employment laws or resulting from sales or acquisitions of business operations.  The initiation or defense of litigation or regulatory actions requires us to make certain expenditures and can divert the attention of our management away from operating our business.  In addition, an unfavorable decision or outcome could result in further, potentially significant, expenditures.  See “Item 3.  Legal Proceedings” below for a discussion of current legal proceedings we are involved with.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations for our Retail Stores segment.

Our long-term growth plan for our Retail Stores segment depends on our ability to open and profitably operate new retail stores, to convert, where applicable, the formats of existing stores on a profitable basis, and to continue to expand our outlet distribution channel.  In addition, we will need to identify, hire, and retain a sufficient number of qualified personnel to work in our stores.

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

Acquisition of additional store locations and our ability to profitably operate existing store locations are dependent on our ability to successfully negotiate lease terms for such locations.  Our ability to operate successfully is dependent upon our ability to develop and maintain good relationships with our landlords.  Consolidation in the commercial retail real estate industry could limit our future ability to negotiate favorable rental terms for new or existing store locations or to close under-performing stores on favorable terms.  Should a significant consolidation occur, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to the significant leverage they would possess.  If we are unable to negotiate favorable rental terms with these entities and are therefore unable to profitably operate our existing stores, our business, financial condition, and results of operations could be materially and adversely affected.

We may acquire or divest businesses or enter into joint ventures or strategic alliances, which may materially affect our business, financial condition, and results of operations.

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances.  Significant acquisitions and alliances may increase demands on management by diverting their attention away from running our core business, as well as on financial resources, information systems, and internal control systems.  Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve, and expand our systems, procedures, and controls.  In addition, we may divest existing businesses, which would cause a decline in revenues and may cause our financial results to be more volatile.  A divestiture could also negatively affect the price of our common stock and could increase our reliance on growth in our remaining core business operations.  If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures, or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

OTHER RISKS

Anti-takeover provisions in our governing documents and Pennsylvania law may discourage other companies from attempting to acquire us.

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control, such as provisions that:

●	do not permit cumulative voting;

●	permit our board to issue “blank check” preferred stock without shareholder approval;

●	require certain advance notice procedures with regard to the nomination of candidates for election as directors, other than nominations by or at the direction of our board;

●	prevent our directors from being removed without cause except upon super-majority shareholder approval; and

●	prevent a holder of 20% or more of our common stock from taking certain actions without certain approvals.

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

The holders of the outstanding principal amount of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. LONG-TERM DEBT” below).  Such a repurchase would require significant amounts of cash, would be subject to important limitations on our ability to repurchase, such as the risk of our inability to obtain funds for such repurchase, and could adversely affect our financial condition.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations or financial condition, which could also have an adverse effect on the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease all our stores with the exception of one store that we own.  Typically, our store leases have initial terms of 5 to 10 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges.  In addition, we lease certain of our corporate office, distribution center, warehouse, and other administrative facilities.  Additional information with respect to our real estate leases is included in “Item 8.  Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 17.  LEASES” below.  Additional information with respect to our planned store closings during Fiscal 2011 is included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW”, and “RESULTS OF OPERATIONS” below.

With respect to leased stores open as of January 29, 2011 the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring

2011	162(1)
2012 – 2016	728
2017 – 2021	457
2022 – 2026	503
2027 – 2031	179
2032 – 2036	29
Thereafter	4
____________________
(1) Includes 48 stores on month-to-month leases.

Additional information with respect to facilities that we own or lease is as follows:

Size in		Leased/
Sq. Feet	Location	Owned	Description

865,000	Greencastle, IN	Owned	FASHION BUG and LANE BRYANT OUTLET distribution center
513,000	White Marsh, MD	Owned	LANE BRYANT and CATHERINES distribution center
288,000	Tucson, AZ	Leased	Currently idle(1)
145,000	Bensalem, PA	Owned	Corporate headquarters, technology center, and administrative offices
142,000	Bensalem, PA	Leased	FASHION BUG, CATHERINES, and LANE BRYANT OUTLET home offices and corporate administrative offices
135,000	Columbus, OH	Leased	LANE BRYANT home office
125,000	Marshfield, WI	Owned	FIGI’S distribution center
122,000	Stevens Point, WI	Leased	FIGI’S distribution and call centers
71,000	Marshfield, WI	Owned	FIGI’S warehouse
64,000	Marshfield, WI	Owned	FIGI’S administrative offices and call center
52,000	Tucson, AZ	Leased	Currently idle(1)
46,000	Neillsville, WI	Owned	FIGI’S distribution center
40,000	Marshfield, WI	Owned	FIGI’S warehouse
36,000	Tucson, AZ	Leased	Currently idle(1)
23,000	Hong Kong, PRC	Owned	International sourcing offices(2)
16,000	Marshfield, WI	Owned	FIGI’S manufacturing facility
15,000	Tucson, AZ	Leased	Currently idle(1)
10,000	Tucson, AZ	Leased	Currently idle(1)
9,000	Bensalem, PA	Leased	Storage facility
8,000	Hangzhou, PRC	Leased	International sourcing offices
7,000	New Delhi, India	Leased	International sourcing offices
5,000	Tucson, AZ	Leased	Currently idle(1)
____________________
(1)    Facilities retained in connection with the sale of our non-core catalog business in Fiscal 2008.  In connection with the sale we retained certain components of their infrastructure and entered into transitional service agreements.  Subsequent to the transitional period we discontinued the use of the facilities.

(2) As of February 18, 2011 this facility has been sold. Pending relocation of these offices to another facility, we are leasing the existing facility on a short-term basis.

Item 3.  Legal Proceedings

In August 2009, Sharon Bates and Tamara Baggett, former Store Sales Managers (“SSMs”) of stores under the trade name “Catherines,” filed a Complaint with the United States District Court, District of Connecticut, against Catherines, Inc. (“Catherines”).  The complaint, as amended, alleges that the plaintiffs were unlawfully denied overtime compensation.  Ms. Bates' individual overtime claim was brought under the Connecticut Minimum Wage Act (“CMWA”) and Ms. Baggett's individual overtime claim was brought under the New York Minimum Wage Act (“NYMWA”).  In addition, both Plaintiffs asserted claims on behalf of themselves and other purportedly similarly-situated current and former SSMs under the Fair Labor Standards Act (“FLSA”).  The Plaintiffs seek unpaid overtime wages, liquidated damages, interest and costs, attorneys’ fees, an order enjoining Catherines from continuing its alleged illegal practices in violation of the FLSA, NYMWA and CMWA as to current and future SSMs, and such other relief as the Court deems equitable.  Catherines has filed its Answer to the Amended Complaint denying Plaintiffs’ allegations.

On or about May 27, 2010, Plaintiffs filed a Motion to Proceed as a Collective Action with the United States District Court, District of Connecticut.  In that motion, Plaintiffs seek approval from the Court to send notice of the lawsuit to purportedly similarly-situated current and former SSMs working with Catherines after August 18, 2006, who may, after receiving the notice, elect to participate in the lawsuit as plaintiffs.  Catherines is opposing this motion, and oral argument was heard on the motion on August 20, 2010.  If the motion is granted, the scope of the litigation may expand significantly.

In addition, Catherines has filed a Summary Judgment Motion to dismiss the claims of Plaintiff Bates.  Plaintiffs' opposition to the motion was filed and the Court heard oral argument on the motion.  To date, the court has not ruled on the two motions before it and the parties are engaged in settlement negotiations through the use of an independent mediator.  As a result of such negotiations, the parties have reached a tentative agreement and are in the process of finalizing the terms of a settlement proposal to be presented to the court for approval.  Any settlement of the dispute will require final court approval.  The terms of the settlement proposal would not have a material impact on our financial condition or results of operations.

Except for ordinary routine litigation incidental to our business, there are no other material pending legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject.  There are no proceedings that, if adversely determined, are expected to have a material adverse effect on our financial condition or results of operations.

Item 4.  [Reserved]

Additional Part I Information –Executive Officers of the Registrant

The following list contains certain information relative to our executive officers.  There are no family relationships among any of our executive officers.

Anthony M. Romano, 48, has served as President and Chief Executive Officer since March 2011.  Before that he served as Chief Operating Officer and performed the function of Chief Executive Officer subsequent to the resignation of our former Chief Executive Officer from October 2010 to March 2011, and served as Executive Vice President – Global Sourcing and Business Transformation from February 2009 to March 2011.  Before that he served as Executive Vice President, Chief Supply Chain Officer for Ann Taylor, Inc. from May 2005 through July 2008.

Fredrick Lamster, 57, has served as Executive Vice President, Human Resources since March 2010.  Before that he served as Senior Vice President and Chief Human Resources Officer for Southpole, Inc. from February 2008 to March 2010 and as Senior Vice President, Human Resources for Aeropostale, Inc. from August 2005 to August 2007.

Eric M. Specter, 53, has served as Executive Vice President and Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 62, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989.  He has also served as Secretary since February 1998.

Brian P. Woolf, 61, has served as Group President – Lane Bryant since March 2011 and as President – Lane Bryant from July 2008 to March 2011.  Before that he served as Chairman of the Board and Chief Executive Officer for Cache, a women’s specialty retailer, from October 2000 to January 2008.

MaryEllen MacDowell, 60, has served as President – Fashion Bug since June 2010 and as President – Charming Outlets from January 2009 to June 2010.  Before that she served as Senior Vice President and General Merchandise Manager of Apparel, Accessories, and Product Development for Lane Bryant from February 2007 to January 2009 and as Vice President and Divisional Merchandise Manager for Plus Sportswear, Dresses, and Swimwear for Fashion Bug from December 2002 to February 2007.

John Lee, 43, has served as Chief Accounting Officer since June 2010 and as Vice President – Corporate Accounting since October 2001.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) and on the Chicago Stock Exchange (“CHX”) under the symbol “CHRS.”  The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by NASDAQ:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

1st Quarter	$6.91	$4.94	$3.85	$0.45
2nd Quarter	6.14	3.27	5.02	2.93
3rd Quarter	4.60	2.84	5.84	4.45
4th Quarter	3.96	3.02	6.68	4.26

The approximate number of holders of record of our common stock as of March 21, 2011 was 1,507.  This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors.  Our revolving credit facility allows the payment of dividends on our common stock not to exceed $15 million in any fiscal year.  Such payments are subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before the payment of such dividends, immediately after the payment of such dividends, and on a projected pro-forma basis for 12 consecutive fiscal months thereafter.  (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Financing; Revolving Credit Facility” and “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7.  LONG-TERM DEBT” below).

Information regarding our equity compensation plans appears in “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000.  Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow.  During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program.  We did not repurchase any shares of our common stock under this program during Fiscal 2009 or Fiscal 2010.  As of January 29, 2011, $197,365,000 was available for future repurchases under this program.  This repurchase program has no expiration date.

The following graph shows a five-year comparison of cumulative total returns on our common stock, the Russell 2000 Composite Index, and the Dow Jones U.S. Retailers – Apparel Index:

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Charming Shoppes, Inc., The Russell 2000 Index
And The Dow Jones U.S. Retailers – Apparel Index

*Assumes $100 invested on January 28, 2006 in Charming Shoppes, Inc. common stock, the Russell 2000 Index, or the Dow Jones U.S. Retailers – Apparel Index, including reinvestment of dividends.

The above chart was plotted using the following data:

	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
Charming Shoppes, Inc.	$100	$105	$ 55	$ 9	$46	$ 24
Russell 2000 Composite Index	100	110	100	63	87	114
Dow Jones U.S. Retailers – Apparel Index	100	117	93	50	94	117

Item 6.  Selected Financial Data

The tables on the following two pages present selected financial data taken from our audited financial statements for our five fiscal years ended as of February 3, 2007 through January 29, 2011 and should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data” below.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
	Jan. 29,	Jan. 30,	Jan. 31,	Feb. 2,	Feb. 3,
(In thousands, except per share amounts and percents)	2011	2010	2009	2008	2007(1)

Operating Statement Data:
Net sales	$2,061,819	$2,064,602	$2,474,898	$2,722,462	$2,751,845
Cost of goods sold	1,046,824	1,040,985	1,327,387	1,420,159	1,380,838
Gross profit	1,014,995	1,023,617	1,147,511	1,302,303	1,371,007
Occupancy and buying expenses	365,691	390,225	427,841	441,580	423,714
Selling, general, and administrative expenses	599,130	582,941	690,095	717,393	697,066
Depreciation and amortization	68,339	76,302	93,741	94,470	87,956
Sale of proprietary credit card receivables programs(2)	0	14,237	0	0	0
Impairment of store assets, goodwill, and trademarks	17,054 (3)	15,741 (3)	81,498 (3)	27,197 (4)	0
Restructuring and other charges	8,776 (5)	31,719 (6)	33,145 (7)	5,332 (8)	0
Total operating expenses	1,058,990	1,111,165	1,326,320	1,285,972	1,208,736
Income/(loss) from operations	(43,995)	(87,548)	(178,809)	16,331	162,271
Other income	1,119	834	4,430	8,793	8,273
Gain on repurchases of 1.125% Senior
Convertible Notes	1,907	13,979	0	0	0
Interest expense	(15,887)	(18,799)	(19,460)	(18,049)	(14,746)
Income/(loss) from continuing operations
before income taxes and extraordinary item	(56,856)	(91,534)	(193,839)	7,075	155,798
Income tax (benefit)/provision	(2,874)	(13,572)	(13,488)	11,238	53,839
Income/(loss) from continuing operations
before extraordinary item	(53,982)	(77,962)	(180,351)	(4,163)	101,959
Income/(loss) from discontinued operations, net of
Income taxes(9)	0	0	(74,922)	(85,039)	6,964
Extraordinary item, net of income taxes	0	0	0	912	0
Net income/(loss)	$(53,982)	$(77,962)	$(255,273)	$(88,290)	$108,923

Basic income/(loss) per share:
Continuing operations before extraordinary item	$(0.47)	$(0.67)	$(1.57)	$(0.03)	$0.83
Discontinued operations, net of income taxes	0.00	0.00	(0.65)	(0.70)	0.06
Extraordinary item, net of income taxes	0.00	0.00	0.00	0.01	0.00
Net income/(loss)(10)	$(0.47)	$(0.67)	$(2.23)	$(0.73)	$0.89

Basic weighted average common shares outstanding	115,829	115,626	114,690	121,160	122,388

Diluted income/(loss) per share:
Continuing operations before extraordinary item	$(0.47)	$(0.67)	$(1.57)	$(0.03)	$0.76
Discontinued operations, net of income taxes	0.00	0.00	(0.65)	(0.70)	0.05
Extraordinary item, net of income taxes	0.00	0.00	0.00	0.01	0.00
Net income/(loss)(10)	$(0.47)	$(0.67)	$(2.23)	$(0.73)	$0.81

Diluted weighted average common shares and
equivalents outstanding	115,829	115,626	114,690	121,160	139,763

Performance Data(11):
Net return on average stockholders’ equity	(12.3)%	(15.6)%	(26.7)%	(0.5)%	11.6%
Net return on average total assets	(5.0)	(6.4)	(13.0)	(0.3)	6.2
Adjusted EBITDA(12)	$50,174	$50,451	$29,575	$143,330	$250,227

(Table continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY
(Continued)

(1) Fiscal 2006 consisted of 53 weeks.
(2) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below.
(3) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below.
(4) Includes $18,172 impairment charge related to FIGI’S goodwill and $9,025 impairment charge related to 136 under-performing stores.
(5) See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 13. RESTRUCTURING AND OTHER CHARGES” below.
(6)     Includes $17,985 of accelerated depreciation and lease termination charges related to divestiture of non-core misses apparel assets; $8,087 of professional fees, severance, and retention costs related to transformational initiatives announced in Fiscal 2008; $3,197 of accelerated depreciation and lease termination charges related to closing of PETITE SOPHISTICATE and PETITE SOPHISTICATE OUTLET stores; $1,342 for severance and accelerated depreciation related to shutdown of LANE BRYANT WOMAN catalog; and other restructuring charges of $1,108.

 (7)      Includes $13,319 of severance costs (including $9,446 related to resignation of former CEO); $7,600 for lease termination costs and accelerated depreciation related to the closing of PETITE SOPHISTICATE stores; $3,388 for accelerated depreciation and asset write-downs related to divestiture of non-core misses apparel assets; $2,817 for asset write-downs, accelerated depreciation, relocation costs and severance related to relocation of CATHERINES operations; $2,491 for severance and accelerated depreciation related to shutdown of LANE BRYANT WOMAN catalog; and $3,530 of costs related to other initiatives.

(8)     Includes $3,033 of severance, retention, and relocation costs related to consolidation of operating functions; and $2,299 for accelerated depreciation related to the closing of our CATHERINES facility in Memphis, Tennessee.

(9)     See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below.  The loss for Fiscal 2007 includes impairment charges of $75,740, net of a tax benefit of $4,307, related to goodwill and trademarks and a loss from discontinued operations of $9,299, net of a tax benefit of $5,934.  The loss for Fiscal 2006 is net of a tax benefit of $3,361.

(10) Results may not add due to rounding.
(11) Based on net income/(loss) from continuing operations.
(12)   See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below for a further discussion of adjusted EBITDA.

	As Of
	Jan. 29,	Jan. 30,	Jan. 31,	Feb. 2,	Feb. 3,
(Dollars in thousands)	2011	2010	2009	2008(1)	2007(1)

Balance Sheet Data:
Total assets	$1,022,658	$1,157,489	$1,277,141	$1,611,013	$1,705,723
Current portion – long-term debt	11,449	6,265	6,746	8,827	10,887
Long-term debt	128,350	171,558	232,722	222,224	181,124
Working capital	276,576	331,427	382,024	495,096	460,620
Stockholders’ equity	414,420	464,934	536,855	812,495	947,538
_______________________
(1) Includes discontinued operations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and accompanying notes included in “Item 8.  Financial Statements and Supplementary Data” below.  As used in this report the terms “Fiscal 2010,” “Fiscal 2009,” and “Fiscal 2008” refer to our fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.  The term “Fiscal 2011” refers to our fiscal year which will end on January 28, 2012.  The terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this report, including information incorporated herein by reference, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, divestitures, financing needs or plans, store closings, merchandise strategy, and plans for future operations, as well as assumptions relating to the foregoing.  The words “expect,” “could,” “should,” “project,” “estimate,” “predict,” “anticipate,” “plan,” “intend,” “believes,” and similar expressions are also intended to identify forward-looking statements.

We operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time and it is not possible for us to predict all risk factors that may affect us.  Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot predict or quantify.  Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, which speak only as of the date on which they were made.  Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, those discussed in this MD&A, in “PART I Item 1A.  Risk Factors,” above, and in our other filings with the Securities and Exchange Commission.  We assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements.

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

Catalog and e-commerce revenues include shipping and handling fees billed to customers.  These revenues are recognized after all of the following have occurred: execution of the customer’s order, authorization of the customer’s credit card has been received, and the product has been shipped to and received by the customer.  We defer recognition of revenue for product shipped but not yet received by the customer based on an estimate of the number of days the shipments are in-transit.  A change in the time it takes for customers to receive our products would affect the level of revenue recognized.

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

Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Certain loyalty card customers earn points for purchases which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs.  We recognize an accrual for discounts earned and not yet issued and discounts issued but not yet redeemed based on an analysis of historical redemption patterns.  Costs we incur in connection with administering these programs are recognized in selling, general, and administrative expenses as incurred.

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

Inventories

We value our merchandise inventories at the lower of cost or market using the retail inventory method (average cost basis).  We adjust the valuation of inventories at cost and the resulting gross margins in proportion to markdowns and shrinkage on our retail inventories.  The retail inventory method results in the valuation of inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value of inventories.  The majority of these “permanent markdowns,” and the resulting adjustments to the carrying cost of our inventories, are recorded in our inventory costing system when the actual ticketed selling price of an item is reduced and are therefore not subject to significant estimates on the part of management.  However, at the end of each quarter we perform a review of merchandise that is currently on promotional markdowns (which is considered a “temporary markdown”) and identify the merchandise that will not be sold again above its current promotional price.  Because we have not yet recorded such promotional markdowns in our perpetual inventory system as permanent markdowns, we record a markdown reserve to properly record the inventory at the lower of cost or market using the retail inventory method.

Our estimation of markdown reserves involves certain management judgments and estimates that can significantly affect the ending inventory valuation at cost, as well as the resulting gross margins.  The markdown reserve will fluctuate depending on the level of seasonal merchandise on-hand, the level of promotional activity, and management’s estimate of our ability to liquidate such promotional inventory above its current promotional price in the future.  Our failure to properly estimate markdowns currently could result in an overstatement or understatement of inventory cost under the lower of cost or market principle.  Our total reserves for these types of markdowns were $19.5 million as of January 29, 2011 and $16.0 million as of January 30, 2010.  Historically, we have not had significant variances between our estimates of these markdown reserves and the actual markdown experience for which these reserves were established.

We perform physical inventory observations at least once annually at each of our stores.  For stores with higher-than-average inventory loss rates, we may perform physical inventory observations more frequently.  Actual inventory losses are recorded in our financial statements at the time these physical inventory observations are performed.  During the periods between our physical inventory observations and our period-end reporting dates, we record a reserve for estimated inventory losses (shrinkage).  Our estimates for shrinkage are based on actual inventory losses identified from the results of physical inventory counts at our stores and distribution centers.  Historically, our physical inventory losses have averaged between 1% and 2% of our net sales.  Our reserves for estimated inventory shrinkage were $1.8 million as of January 29, 2011 and $1.5 million as of January 30, 2010.

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

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units.  Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations.  Changes in the significant assumptions and estimates that we use to determine fair values for purposes of our impairment analysis could result in a material effect on our consolidated financial position or results of operations.

We principally use an income approach to estimate the fair value of our reporting units.  We have consistently applied this methodology in previous goodwill impairment tests because we have concluded that the methodology is the most appropriate measure of fair value and is a methodology that market participants would use in valuing these reporting units.  The income approach values a business enterprise by estimating annual future debt-free net cash flows available to the providers of the invested capital and discounting these cash flows to their present value at a discount rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The most significant assumptions used in estimating the fair value of our reporting units are the discount rate, the terminal value, and expected future revenues, gross margins, and operating margins, which vary among our reporting units.

For purposes of our annual impairment test of our goodwill performed as of January 29, 2011 we used a discount rate of 13.2%.  Our estimates of future cash flows are based on our current budgets and are reflective of our current expectations as to sales growth rates and profitability.  We believe that our estimates are appropriate under the circumstances.  If actual results differ materially from our estimates, we may be required to recognize additional goodwill impairments.  Given the significant excess of fair value over the book value of our reporting unit as reflected in our impairment analysis we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

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

Consistent with prior periods and with the methodology used to initially establish and record the fair value of the trademarks noted above, we have applied the “relief-from-royalty” method of the income approach in measuring the fair value of our trademarks for the current-year impairment test.  Under this method it is assumed that a company without the rights to the trademarks would license the right to use them for business purposes.  The fair value of the trademarks is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset.  These estimates can be affected by a number of factors including, but not limited to, general economic conditions and availability of market information, as well as our profitability.  The most significant assumptions we use to evaluate the fair value of our trademarks are the discount rate, the royalty rate, and estimated future revenues associated with the use of the trademarks.

For purposes of our annual impairment test of our trademarks performed as of January 29, 2011 we used a discount rate of 13.2% and a royalty rate in the range of 4% – 5%.  Our estimates of future revenues associated with our trademarks are based on our current budgets and are reflective of our current expectations as to sales growth rates.  We believe that our estimates are appropriate in the circumstances.  Given the significant excess of fair value over the book value of our trademarks as reflected in our impairment analyses we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests.

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 12.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for information regarding impairment losses recognized during Fiscal 2010, Fiscal 2009, and Fiscal 2008.

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

Stock-Based Compensation

We recognize the fair value of stock-based payments as compensation expense in our financial statements.  We use the Black-Scholes valuation model to estimate the fair value of stock options and stock appreciation rights (“SARs”).  We recognize the related expense for stock-based compensation on a straight-line basis over the service period of the underlying awards except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  Our initial estimates of compensation cost are based on the number of options, SARs, or awards for which we expect the requisite service period to be completed.  These initial estimates are revised if subsequent information indicates that the number of options, SARs, or awards expected to vest differs from our initial estimates.  We recognize the cumulative effect of such a change in estimated compensation expense in the period of the change.

The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the options or SARs, and a relevant risk-free interest rate.  Periodic amortization of compensation expense requires estimates as to the number of options expected to be forfeited prior to completion of the requisite service period.  The use of different option-pricing models and different estimates or assumptions could result in different estimates of compensation expense.

See “Item 8.  Financial Statements and Supplementary Data; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” and “NOTE 9.  STOCK-BASED COMPENSATION PLANS” below for further information on our stock-based compensation expense.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims.  Our insurance liabilities are a component of “accrued expenses” on our consolidated balance sheet, and represent our estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.  In estimating our self-insurance liabilities we use estimates of expected losses, which are based on analyses of historical data.  Loss estimates are adjusted based upon actual claim settlements and reported claims.  Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.  We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

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

We monitor certain provisions of the 1.125% Notes, the call options, and the warrants for their ongoing treatment as equity instruments on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to continue to qualify as equity instruments, we would be required to recognize derivative instruments in connection with the transaction, include the effects of the transaction in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the requirements for treatment as equity instruments are again met.

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

Our performance in Fiscal 2010 began with a difficult first half and concluded with a fourth quarter that generated positive comparable store sales and improved operating performance.  Our performance in the first half of Fiscal 2010 was negatively impacted by higher-than-planned markdowns to liquidate high levels of seasonal merchandise as a result of poor customer responses to our Spring and Summer non-core product offerings.  In the second half of Fiscal 2010 we more effectively managed the levels of seasonal merchandise receipts and improved our in-stock inventory position, particularly in our intimate apparel and core bottoms programs.  During the Fiscal 2010 Fourth Quarter we experienced a significant improvement in our sales performance as compared to the prior year, particularly during the December holiday season, as a result of the combination of a better reception of our holiday assortment, our improved in-stock inventory position, and a more aggressive promotional and advertising program than in previous holiday seasons.  Our online businesses also continued to perform strongly, with a 41% increase in e-commerce sales for the quarter.  Additionally, we decreased our operating expenses by $11.9 million for the quarter and leveraged our expenses as a percent of sales by 520 basis points.  For the Fiscal 2010 Fourth Quarter, our Adjusted EBITDA (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below) improved by $23.6 million to $10.7 million as compared to $(12.9) million for the Fiscal 2009 Fourth Quarter.

Results of Operations

Consolidated net sales for the Fiscal 2010 Fourth Quarter increased 7% as compared to the Fiscal 2009 Fourth Quarter primarily as a result of a 9% increase in consolidated comparable store sales and a 41% increase in e-commerce net sales, partially offset by the impact of 85 net store closings during the preceding 12-month period.  As indicated above, the improvement in comparable store sales reflects a combination of improved customer buying sentiment, our efforts to improve our merchandise assortments, and our aggressive promotional and advertising programs.  During the second half of Fiscal 2010 we executed an initiative to significantly improve our in-stock inventory position in holiday and year-round categories, such as intimate apparel and Right Fit denim programs, which contributed to the improvement in our Fiscal 2010 Fourth Quarter net sales.

Consolidated gross profit as a percentage of net sales was 43.0% for the Fiscal 2010 Fourth Quarter, a decrease of 70 basis points from 43.7% for the Fiscal 2009 Fourth Quarter.  For Fiscal 2010, consolidated gross profit as a percentage of net sales was 49.2%, a decrease of 40 basis points from 49.6% for Fiscal 2009.  Although our customer is responding to our merchandise offerings, this response requires continued compelling promotions in order to drive traffic and sales results.

Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales for both Fiscal 2010 and the Fiscal 2010 Fourth Quarter as compared to the prior-year periods, primarily related to lower rent expense as a result of the operation of fewer stores and renegotiations of store lease terms.  Selling, general, and administrative expenses decreased in dollar amount and as a percentage of net sales for the Fiscal 2010 Fourth Quarter as compared to the prior-year period, but increased in both dollar amount and as a percent of net sales for Fiscal 2010 as compared to Fiscal 2009, which was primarily a result of incremental advertising expenses.

Restructuring and other charges for Fiscal 2010 decreased 72% as compared to Fiscal 2009 and primarily related to the non-cash write-down of fixed assets for 30 CATHERINES stores in outlet locations that we decided in the Fiscal 2010 Fourth Quarter to close over the next two years.  The remainder of the restructuring and other charges for Fiscal 2010 related to cash severance and non-cash equity compensation costs in connection with the resignation of our former chief executive officer, which occurred during the Fiscal 2010 Third Quarter, and lease termination costs for the closing of under-performing stores.  During Fiscal 2009 we recognized charges primarily for lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business that ceased operations in the Fiscal 2009 Third Quarter, non-cash accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business, and costs related to our transformational initiatives.

During the Fiscal 2010 Fourth Quarter we recognized non-cash impairment charges of $17.1 million for the write down of the carrying value of long-lived assets for 157 stores in connection with our impairment review.  During the Fiscal 2009 Fourth Quarter we recognized non-cash impairment charges of $15.7 million for the write down of the carrying value of long-lived assets for 89 stores in connection with our impairment review.

During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs and recognized total one-time net charges of $14.2 million, primarily related to contract termination and transaction-related costs as well as severance and retention costs.

We remain concerned about cost increases associated with cotton, wool, and synthetic fabrics and the continued challenge of increases in labor costs and inflation in developing countries.  We expect a modest impact on our Spring 2011 season, with a slightly higher impact on our Summer season.  However, our biggest challenge will be the impact on our cost of product for the Fall and holiday 2011 seasons.  To help offset increases in product costs, each of our brands is planning to selectively increase pricing across our product assortments while maintaining a keen awareness of our competition and the price sensitivity of our customers in certain categories.  We will continue our efforts to value-engineer our product to reduce costs and seek lower-cost sourcing alternatives.

Financial Position

We ended Fiscal 2010 with $117 million of cash as compared to $187 million as of the end of Fiscal 2009.  Our net availability against our $225 million fully committed and undrawn revolving credit facility as of January 29, 2011 was approximately $154 million.  During the Fiscal 2010 Fourth Quarter our cash position increased by $13 million as compared to the end of the Fiscal 2010 Third Quarter as a result of our improved operating results and improved sell-through of our merchandise.  The year-over-year decrease in cash is primarily attributable to repurchases of our 1.125% Senior Convertible Notes and increases in investment in inventory net of accounts payable.

Executive Management Changes

In October 2010 James P. Fogarty stepped down as our chief executive officer and resigned from our board of directors.  Anthony M. Romano, our Executive Vice President – Global Sourcing and Business Transformation since February 2009, was promoted to the position of chief operating officer (“COO”) and performed the function of chief executive officer.  On March 23, 2011 Mr. Romano was appointed as our President and Chief Executive Officer and a member of our Board of Directors, effective immediately.  Prior to February 2009 Mr. Romano served as executive vice president and chief supply chain officer for Ann Taylor, Inc. from May 2005 through July 2008; as executive vice president, corporate operations for Ann Taylor from March 2004 through May 2005; and as senior vice president global logistics for Ann Taylor, Inc. from June 1997 through March 2004.

Michael Blitzer, a principal of corporate advisory firm Portsmouth Partners, LLC joined our board of directors in October 2010 and served as a consultant during our search for and transition to a new chief executive officer.  Mr. Blitzer is functioning as a key advisor to Mr. Romano and reports to Michael Goldstein, the chairman of our board of directors.  Mr. Blitzer began his career at Macy’s, served in various executive merchandising positions at Phillips-Van Heusen Corporation for more than 20 years, and served as vice chairman of the Phillips-Van Heusen Corporation for five years.  Since 2002 Mr. Blitzer has worked with a variety of apparel and accessories companies.

On March 24, 2011 we also announced that Paula A. Price was appointed to our Board of Directors.  Ms. Price is the Executive Vice President and Chief Financial Officer of Ahold USA (the US operations of Royal Ahold), whose supermarket businesses include Stop & Shop New England, Stop & Shop New York Metro, Giant Landover, Giant Carlisle, and Peapod.  She joined Ahold in 2009 as Chief Financial Officer of Stop & Shop/Giant Landover.  Prior to joining Ahold USA, she was the Chief Accounting Officer, Controller, and a Senior Vice President of CVS Caremark Corporation, where she worked from 2006 until 2008.  Prior to 2006 she held various positions at JP Morgan Chase & Company and other financial institutions and businesses, including Prudential Financial, Inc., Kraft Foods, Inc., Sears, Roebuck & Company, and Arthur Andersen LLP.

Management Initiatives

In March 2011 we announced the following areas of focus designed to further position the Company for a return to profitability:

●	intensify our focus on our primary target customers specific to each of our brands;

●	increase inventory productivity both qualitatively and quantitatively;

●	improve the overall profitability by brand and at the enterprise level; and

●	build a “winning” culture.

Intensify our focus on our primary target customers

In addition to our focus on size, fit, and in-stock inventory position, we need to place more emphasis on fashion, outfitting, and building on the emotional connection with our customers.  Accordingly, we are re-committing ourselves to listening more intently to our customers through focus groups, online surveys, and analyses of demographic and psychographic data to appropriately segment and target our customers.

To better focus on our primary target customers, we will start by aligning our LANE BRYANT OUTLET division under the direction and leadership of Brian Woolf, who has been appointed Group President – Lane Bryant, with responsibility for the LANE BRYANT, LANE BRYANT OUTLET and CACIQUE intimate apparel brands.  Mr. Woolf, who had previously served as President of our LANE BRYANT and CACIQUE brands since July 2008, will continue to report to Mr. Romano and Marla Anderson, President of our LANE BRYANT OUTLET division, will report to Mr. Woolf.  The alignment of LANE BRYANT OUTLET with LANE BRYANT will strengthen and support our ‘One Brand – One Vision’ strategy for the LANE BRYANT brand, including consistency of product, design, sourcing, marketing, and pricing strategies.  Our customers expect a positive LANE BRYANT brand experience regardless of channel and our new structure will ensure that we do not disappoint our customers while we simultaneously benefit from operating efficiencies through the alignment of the two retail store concepts.

At FASHION BUG, we are responding to our customers through returning to separate missy and plus-size store presentations.  Accordingly, the selling floor has been re-worked so that the plus-size customer has a separate and unique approach to her shopping experience, including all of the options presented to FASHION BUG’s missy customers and more.  This visual presentation now provides more compelling outfitting looks and is easier to shop.

In February 2011 we introduced the Added Dimensions Collection at CATHERINES, which includes a high level of fashion with attention to fit and comfort.  This new assortment is initially available at approximately one-third of CATHERINES stores and online.

Improve overall profitability at the Brand and Enterprise Levels

We will continue to close under-performing stores and accordingly, we will be closing approximately 240 unprofitable stores in 2011 as detailed in the table of store activity included in “RESULTS OF OPERATIONS” below.  Included in these 240 stores are all 30 of our CATHERINES stores operating in outlet locations, which will be closed over a two-year period, as these stores have not met our profitability objectives and as a group are generating negative EBITDA (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below).

While we plan to close under-performing stores, we will be increasing our support of the LANE BRYANT brand.  We are in the process of implementing a corporate-wide strategy for the growth of our intimate apparel businesses by leveraging our successful LANE BRYANT CACIQUE business model across our portfolio of brands.  Today, CACIQUE represents 31% of sales at LANE BRYANT, and enjoys a leading market share in specialty plus-size intimate apparel; however, our other brands have not fully captured this opportunity.

We will support LANE BRYANT’s growth and improved profitability by increasing the number of new and relocated LANE BRYANT and LANE BRYANT OUTLET locations in 2011.  In addition to optimizing LANE BRYANT’s real estate through new and improved locations, we will continue to migrate under-performing mall stores into demographically appropriate and more profitable strip or lifestyle centers as mall leases expire.

Our Charming Direct division continues to test and implement digital technology and customer service enhancements in order to further drive sales growth.  The internet serves as a vehicle to enhance brand image and drive traffic to both online and stores, as well as showcase key fashion wardrobe ensembles.

Increase inventory productivity both qualitatively and quantitatively

Our approach to serve our size-intensive array of customers through offering merchandise in multiple fits, lengths, and sizes was the right approach but we need to improve the execution of this strategy.  To improve our inventory management we will not promise every style in every size in every store for each customer but instead will deliver assortments that provide a variety of choices for our targeted segments promising trend-right, fashion-appropriate, and quality apparel with consistent, great fit offered in multi-channels.  We will aggressively manage inventory to ensure improved turns with appropriate working capital investment.

Qualitatively, we must upgrade our offerings.  Each of our brands has made significant progress in its merchandise assortments, most notably in their efforts to ensure the items work together as an outfit.  Early success has been achieved in our lace-camisole programs, where the under-piece is dyed to match many great over-layering pieces, and the addition of ADDED DIMENSIONS to CATHERINES, which includes a high level of fashion with attention to fit and comfort.

Winning Culture

We recognize that attracting and retaining key talent is a major ingredient of all successful businesses.  As such, we are committed to building a winning culture in an organization that is driven by respect, performance, and integrity.  We have been active in our talent management efforts with the following executive promotions and appointments:

●
On March 24, 2011 we announced that Jonathon Graub has been promoted to Executive Vice President – Real Estate, and will continue to report directly to Mr. Romano.  Mr. Graub has served as our Senior Vice President – Real Estate since December 1999.

●
At LANE BRYANT, in addition to Brian Woolf’s promotion to Group President, we have appointed or promoted a new Senior Vice President and GMM (General Merchandise Manager) of Sportswear, Accessories, and Jewelry, a new Senior Vice President and GMM of Cacique/Intimates, and a new Senior Vice President, Director of Stores.  At CATHERINES, we appointed a new Senior Vice President, Merchandising.  Our Charming Direct division made internal promotions to Senior Vice President and Chief Operating Officer of Charming Direct and Senior Vice President of Marketing and Creative of Charming Direct.

●
In tandem with Mr. Romano’s promotion to Chief Operating Officer in October 2010, Bryan Q. Eshelman joined us as Senior Vice President, Operations.  He has responsibility for technology, logistics, technical design, and quality assurance, and reports directly to Mr. Romano.

RESULTS OF OPERATIONS

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

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Year ended January 29, 2011
Net sales	$977.9	$668.7	$300.0	$1,946.6

Loss from continuing operations	60.0	(7.1)	0.7	53.6
Income tax benefit	–	–	–	–
Net interest expense/(other income)	–	–	–	–
Depreciation and amortization	34.7	11.4	8.4	54.5
EBITDA	94.7	4.3	9.1	108.1

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–
Restructuring and other charges	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–
Adjusted EBITDA	$94.7	$4.3	$9.1	$108.1
Adjusted EBITDA as a % of net sales	9.7%	0.6%	3.0%	5.6%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $115.9 and adjusted EBITDA of $15.2.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Year ended January 29, 2011
Net sales	$115.2	$0.0	$2,061.8

Loss from continuing operations	8.9	(116.5)	(54.0)
Income tax benefit	–	(2.9)	(2.9)
Net interest expense/(other income)	–	14.8	14.8
Depreciation and amortization	1.1	12.8	68.4
EBITDA	10.0	(91.8)	26.3

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.9)	(1.9)
Restructuring and other charges	–	8.5	8.5
Impairment of store assets, goodwill, and trademarks	–	17.3	17.3
Adjusted EBITDA	$10.0	$(67.9)	$50.2
Adjusted EBITDA as a % of net sales	8.7%	– (3)	2.4%
____________________
(2) Primarily FIGI’S catalog business.
(3) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Year ended January 30, 2010
Net sales	$945.9	$692.1	$292.9	$16.7	$1,947.6

Loss from continuing operations	61.5	(7.3)	11.6	(0.5)	65.3
Income tax benefit	–	–	–	–	–
Net interest expense/(other income)	–	–	–	–	–
Depreciation and amortization	36.5	15.2	7.9	0.1	59.7
EBITDA	98.0	7.9	19.5	(0.4)	125.0

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Sale of proprietary credit card receivables programs	–	–	–	–	–
Adjusted EBITDA	$98.0	$7.9	$19.5	$(0.4)	$125.0
Adjusted EBITDA as a % of net sales	10.4%	1.1%	6.7%	(2.4)%	6.4%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $116.2 and adjusted EBITDA of $18.3.
(2)     Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Year ended January 30, 2010
Net sales	$116.6	$0.4 (4)	$2,064.6

Loss from continuing operations	2.6	(145.9)	(78.0)
Income tax benefit	–	(13.5)	(13.5)
Net interest expense/(other income)	–	18.0	18.0
Depreciation and amortization	1.3	15.3	76.3
EBITDA	3.9	(126.1)	2.8

Gain on repurchases of 1.125% Senior Convertible Notes	–	(14.0)	(14.0)
Restructuring and other charges	–	31.7	31.7
Impairment of store assets, goodwill, and trademarks	–	15.8	15.8
Sale of proprietary credit card receivables programs	–	14.2	14.2
Adjusted EBITDA	$3.9	$ (78.4)	$50.5
Adjusted EBITDA as a % of net sales	3.3%	– (5)	2.4%
____________________
(3)     Includes FIGI’S, with net sales of $105.3 and adjusted EBITDA of $8.7. Also includes net sales of $11.3 and adjusted EBITDA of $(4.8) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(5) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Year ended January 31, 2009
Net sales	$1,113.5	$855.3	$312.7	$24.4	$2,305.9

Loss from continuing operations	66.3	(3.8)	12.3	(1.6)	73.2
Income tax benefit	–	–	–	–	–
Net interest expense/(other income)	–	–	–	–	–
Depreciation and amortization	38.4	20.7	7.2	0.0	66.3
EBITDA	104.7	16.9	19.5	(1.6)	139.5

Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Adjusted EBITDA	$104.7	$16.9	$19.5	$(1.6)	$139.5
Adjusted EBITDA as a % of net sales	9.4%	2.0%	6.2%	(6.6)%	6.0%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $115.1 and adjusted EBITDA of $17.3.
(2)     Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Year ended January 31, 2009
Net sales	$167.5	$1.5 (4)	$2,474.9

Loss from continuing operations	(12.1)	(241.5)	(180.4)
Income tax benefit	–	(13.5)	(13.5)
Net interest expense/(other income)	–	15.0	15.0
Depreciation and amortization	1.5	25.9	93.7
EBITDA	(10.6)	(214.1)	(85.2)

Restructuring and other charges	–	33.2	33.2
Impairment of store assets, goodwill, and trademarks	–	81.5	81.5
Adjusted EBITDA	$(10.6)	$(99.4)	$29.5
Adjusted EBITDA as a % of net sales	(6.3)%	– (5)	1.2%
____________________
(3) Includes FIGI’S, with net sales of $108.7 and adjusted EBITDA of $6.5.
(4) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.
(5) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen Weeks ended January 29, 2011
Net sales	$255.1	$163.6	$69.7	$488.4

Loss from continuing operations	10.6	(10.7)	(3.6)	(3.7)
Income tax benefit	–	–	–	–
Net interest expense/(other income)	–	–	–	–
Depreciation and amortization	8.9	3.1	2.5	14.5
EBITDA	19.5	(7.6)	(1.1)	10.8

Restructuring and other charges	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–
Adjusted EBITDA	$19.5	$(7.6)	$(1.1)	$10.8
Adjusted EBITDA as a % of net sales	7.6%	(4.6)%	(1.6)%	2.2%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $28.9 and adjusted EBITDA of $1.8.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirteen Weeks ended January 29, 2011
Net sales	$87.4	$0.0	$575.8

Loss from continuing operations	16.7	(43.4)	(30.4)
Income tax benefit	–	(1.6)	(1.6)
Net interest expense/(other income)	–	3.4	3.4
Depreciation and amortization	0.3	3.4	18.2
EBITDA	17.0	(38.2)	(10.4)

Restructuring and other charges	–	3.8	3.8
Impairment of store assets, goodwill, and trademarks	–	17.3	17.3
Adjusted EBITDA	$17.0	$(17.1)	$10.7
Adjusted EBITDA as a % of net sales	19.5%	– (3)	1.9%
____________________
(2) Primarily FIGI’S catalog business.
(3) Not meaningful.

Net Sales and Reconciliation of Loss From Continuing Operations to EBITDA and Adjusted EBITDA
(Continued)

				Other	Total
	LANE	FASHION		Retail	Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores(2)	Stores

Thirteen weeks ended January 30, 2010
Net sales	$227.2	$161.2	$65.7	$3.5	$457.6

Loss from continuing operations	(2.9)	(21.2)	(5.2)	(0.5)	(29.8)
Income tax benefit	–	–	–	–	–
Net interest expense/other income	–	–	–	–	–
Depreciation and amortization	9.6	3.6	2.0	0.0	15.2
EBITDA	6.7	(17.6)	(3.2)	(0.5)	(14.6)

Gain on repurchases of 1.125% Senior Convertible Notes	–	–	–	–	–
Restructuring and other charges	–	–	–	–	–
Impairment of store assets, goodwill, and trademarks	–	–	–	–	–
Sale of proprietary credit card receivables programs	–	–	–	–	–
Adjusted EBITDA	$6.7	$(17.6)	$(3.2)	$(0.5)	$(14.6)
Adjusted EBITDA as a % of net sales	2.9%	(10.9)%	(4.9)%	(14.3)	(3.2)%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $26.7 and adjusted EBITDA of $2.0.
(2)     Includes PETITE SOPHISTICATE stores, which began operations in October 2007 and were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the Fiscal 2009 Fourth Quarter.

	Direct-to-	Corporate
(In millions)	Consumer(3)	And Other	Consolidated

Thirteen weeks ended January 30, 2010
Net sales	$81.4	$0.0	$539.0

Loss from continuing operations	15.6	(13.8)	(28.0)
Income tax benefit	–	(23.9)	(23.9)
Net interest expense/other income	–	4.3	4.3
Depreciation and amortization	0.3	3.3	18.8
EBITDA	15.9	(30.1)	(28.8)

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.2)	(1.2)
Restructuring and other charges	–	0.5	0.5
Impairment of store assets, goodwill, and trademarks	–	15.7	15.7
Sale of proprietary credit card receivables programs	–	0.9	0.9
Adjusted EBITDA	$15.9	$(14.2)	$(12.9)
Adjusted EBITDA as a % of net sales	19.5%	– (4)	(2.4)%
____________________
(3) Includes FIGI’S, with net sales of $81.4 and adjusted EBITDA of $15.8.
(4) Not meaningful.

The following table shows information related to changes in our Retail Stores segment net sales:

	Year Ended		Year Ended
	January 29, 2011		January 30, 2010
	Fiscal	Fourth	Fiscal	Fourth
	Year	Quarter	Year	Quarter

Increase/(decrease) in comparable store sales:(1)
Consolidated retail stores	3%	9%	(13)%	(12)%
LANE BRYANT(2)	3	11	(15)	(15)
FASHION BUG	4	10	(14)	(8)
CATHERINES	(2)	2	(7)	(6)

Sales from new stores as a percentage of prior-period
consolidated net sales:(3)
LANE BRYANT(2)	2	2	1	0
FASHION BUG	0	0	0	0
CATHERINES(4)	1	1	0	0
Other retail stores(5)	0	0	0	0

Prior-period sales from closed stores as a percentage
of prior-period consolidated net sales:
LANE BRYANT(2)	(1)	(1)	(2)	(2)
FASHION BUG	(2)	(2)	(2)	(2)
CATHERINES	0	0	0	0
Other retail stores(5)	(1)	(1)	0	0

Increase/(decrease) in Retail Stores segment sales	0	7	(16)	(14)
____________________
(1)     “Comparable store sales” is not a measure that has been defined under generally accepted accounting principles. The method of calculating comparable store sales varies across the retail industry and, therefore, our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. Sales from new stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year. Non-store sales, such as catalog and internet sales, are excluded from the calculation of comparable store sales.

(2) Includes LANE BRYANT OUTLET stores.
(3) Includes incremental Retail Stores segment e-commerce sales.
(4) Includes CATHERINES stores in outlet locations, which were converted from PETITE SOPHISTICATE OUTLET stores during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.
(5)     Includes PETITE SOPHISTICATE stores, which were closed in August 2008, and PETITE SOPHISTICATE OUTLET stores, which were closed or converted to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

The following table sets forth information with respect to retail store activity for Fiscal 2010 and planned activity for Fiscal 2011:

	LANE	FASHION
	BRYANT(1)	BUG	CATHERINES	Total

Fiscal 2010
Stores at January 30, 2010	860	801	460	2,121

Stores opened	8	0	1	9
Stores converted(2)	6	(6)	28	28
Stores closed(3)	(28)	(52)	(14)	(94)
Net change in stores	(14)	(58)	15	(57)

Stores at January 29, 2011	846	743	475	2,064

Stores relocated during period	6	0	0	6

Fiscal 2011
Planned store openings	5-7	0	0	5-7
Planned store closings(4)	55-60	135-140	40-45	230-245
Planned store relocations	10-13	0	0	10-13

____________________
(1) Includes LANE BRYANT OUTLET stores.
(2)     During Fiscal 2009 we decided to close our PETITE SOPHISTICATE OUTLET stores and convert 33 of the locations to CATHERINES stores in outlet locations.  We converted 5 stores during Fiscal 2009 and converted the remaining 28 stores during Fiscal 2010.  In addition, during Fiscal 2010 we converted 6 FASHION BUG stores to 1 LANE BRYANT store and 5 LANE BRYANT OUTLET stores.

(3) Includes 52 FASHION BUG, 25 LANE BRYANT, and 14 CATHERINES stores closed as part of the store closing initiatives announced in February 2008, November 2008, and March 2010.
(4)     Includes 215 under-performing stores and 15 CATHERINES stores in outlet locations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” below).

Comparison of Fiscal 2010 to Fiscal 2009

Net Sales

	Year Ended	% of	Year Ended	% of	Change From
	January 29,	Net	January 30,	Net	Prior Period
(Dollars in millions)	2011	Sales	2010	Sales	Dollars	Percent

LANE BRYANT(1)	$977.9	47.4%	$945.9	45.8%	$32.0	3.4%
FASHION BUG	668.7	32.4	692.1	33.5	(23.4)	(3.4)
CATHERINES	300.0	14.6	292.9	14.2	7.1	2.4
Other Retail Stores(2)	0.0	0.0	16.7	0.8	(16.7)	(100.0)
Total Retail Stores	1,946.6	94.4	$1,947.6	94.3	(1.0)	(0.1)
Direct-to-Consumer	115.2	5.6	116.6	5.7	(1.4)	(1.2)
Corporate and Other(3)	0.0	0.0	0.4	0.0	(0.4)	(100.0)
Consolidated net sales	$2,061.8	100.0%	$2,064.6	100.0%	$(2.8)	(0.1)%
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which were closed during the Fiscal 2009 Fourth Quarter.
(3) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

A 3% increase in Retail Stores segment comparable store sales and a 38% increase in store-related e-commerce net sales for Fiscal 2010 as compared to Fiscal 2009 were offset by the impact of 85 net store closings during Fiscal 2010.  As discussed in the overview above, our efforts during the current year to improve our merchandise assortments, particularly in the second half of the year, have resulted in improvements in our comparable store sales as compared to the prior year.  We also stabilized and began to grow our customer base in the current year through additional investments in marketing.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of an increase in store-related e-commerce net sales and a 3% increase in comparable store sales, partially offset by 20 net store closings during Fiscal 2010.  Comparable store sales were positive in the last three quarters of Fiscal 2010 (particularly in the Fiscal 2010 Fourth Quarter) as compared to double-digit decreases in the comparable prior-year periods as a result of our efforts to improve merchandise assortments in the current year.  Traffic levels, conversion rate, and units per transaction improved at LANE BRYANT while average dollar sale decreased as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 52 net store closings during Fiscal 2010, partially offset by a 4% increase in comparable store sales and an increase in store-related e-commerce net sales.  The increase in comparable store sales was a result of improvements in merchandise assortments, including the re-introduction of juniors assortments to 485 stores during the second half of Fiscal 2010, and increased promotional sales to sell-through seasonal merchandise.  Conversion rate and units per transaction improved while traffic and average dollar sale decreased as compared to the prior-year period.

CATHERINES sales increased slightly as compared to the prior year primarily as a result of the conversion of 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations during the Fiscal 2010 First Quarter and an increase in store-related e-commerce net sales, which more than offset 13 net store closings during Fiscal 2010 and a 2% decrease in comparable store sales.  Comparable store sales decreased as a result of a lack of seasonal merchandise offerings during the first three quarters of Fiscal 2010 (particularly in the Fiscal 2010 Third Quarter).  However, comparable store sales were positive for the Fiscal 2010 Fourth Quarter as a result of improvements in merchandise offerings.  Conversion rate and units per transaction improved while traffic levels and average dollar sale decreased as compared to the prior-year period.

Retail Stores segment e-commerce net sales for Fiscal 2010 represented 7% of Retail Stores segment net sales for the current-year period as compared to 5% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which began in Fiscal 2009 with the redesign of our websites and conversion to a new technology platform and continued with the introduction in Fiscal 2010 of a universal shopping cart with customer-friendly shipping options.  We also added new search and navigation technology, making it easier for our customers to search our product offerings.

During Fiscal 2010 we recognized revenues of $18.7 million in connection with our loyalty card programs as compared to revenues of $19.7 million during Fiscal 2009.

For our Direct-to-Consumer segment, improvements in sales for our FIGI’S catalog as a result of increased catalog circulation were offset by the closing of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

	Year Ended	% of	Year Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated gross profit	$1,015.0	49.2%	$1,023.6	49.6%	(0.4)%

Consolidated gross profit as a percentage of net sales decreased primarily as a result of increased promotional activity to sell-through seasonal merchandise and to drive traffic and sales at our Retail Stores segment.  These impacts were partially offset by more efficient buying associated with the shift of a higher percentage of apparel product to our direct sourcing operation, which is a component of our “Corporate and other” segment, and an improved gross profit for FIGI’S.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales decreased 150 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales decreased 230 basis points for LANE BRYANT, 70 basis points for FASHION BUG, and 190 basis points for CATHERINES.  As noted above, the decrease in Retail Stores segment gross profit was primarily the result of increased promotional activity, particularly during the Fiscal 2010 Second and Fourth Quarters, to sell-through and ensure a minimal carryover of seasonal merchandise.

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of costs incurred in the prior-year period related to the shutdown of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter, and improved results for FIGI’S for Fiscal 2010.

Occupancy and Buying

	Year Ended	% of	Year Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated occupancy and buying	$365.7	17.7%	$390.2	18.9%	(1.2)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 85 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 110 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 160 basis points for LANE BRYANT and 90 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 10 basis points for CATHERINES primarily as a result of costs to convert 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations opened in the current year, which were partially offset by the favorable impact of store closings and reductions in occupancy-related costs.

Occupancy and buying expenses for our Direct-to-Consumer segment as a percentage of net sales decreased 310 basis points primarily as a result of the shutdown during the Fiscal 2009 Third Quarter of the retained leased facilities from the sale of our non-core misses apparel catalog business.  Lease termination costs related to the shutdown of the retained leased facilities were recognized in Fiscal 2009 as part of restructuring and other charges (see “Restructuring and Other Charges” below).

Selling, General, and Administrative

	Year Ended	% of	Year Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated selling, general, and administrative	$599.1	29.1%	$582.9	28.2%	0.9%

Consolidated selling, general, and administrative expenses increased as a percentage of net sales and in dollar amount primarily as a result of additional advertising expenses during Fiscal 2010, including our Spring 2010 national television campaign.

Retail Stores segment selling, general, and administrative expenses increased 40 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 20 basis points for LANE BRYANT, and increased 80 basis points for FASHION BUG and 170 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of e-commerce marketing expenses and increased payroll expenses incurred during Fiscal 2010.  Fiscal 2009 expenses included payments received from transitional service agreements that terminated during the Fiscal 2009 Third Quarter related to the non-core misses apparel catalog business that we sold during Fiscal 2008 (See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 2. DISCONTINUED OPERATIONS” below).

Depreciation and Amortization

	Year Ended	% of	Year Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Depreciation and amortization	$68.3	3.3%	$76.3	3.7%	(0.4)%

Depreciation and amortization expense decreased primarily as a result of operating fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Sale of Proprietary Credit Card Receivables Programs

During Fiscal 2009 we sold our proprietary credit card receivables programs and recognized one-time net charges of $14.2 million as a result of the sale, primarily related to contract termination and transaction-related costs and severance and retention costs (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below).

Impairment of Store Assets

In the Fiscal 2010 Fourth Quarter we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this review we identified 157 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $17.1 million during Fiscal 2010 to write down the long-lived assets at these stores to their respective fair values.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the Fiscal 2010 Fourth Quarter.

In the Fiscal 2009 Fourth Quarter we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this review we identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $15.7 million during Fiscal 2009 to write down the long-lived assets at these stores to their respective fair values.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the Fiscal 2009 Fourth Quarter.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further information regarding our Fiscal 2010 and Fiscal 2009 impairment charges.

Restructuring and Other Charges

During Fiscal 2010 we recognized charges primarily for the impairment of long-term assets related to the closing of 30 CATHERINES stores in outlet locations, cash severance and non-cash equity compensation costs related to the resignation of our former chief executive officer during the Fiscal 2010 Third Quarter, and lease termination costs in connection with our program announced in March 2010 to close under-performing stores.  During Fiscal 2009 we recognized charges primarily for (1) lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business; (2) costs related to our transformational initiatives; (3) non-cash accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business; (4) retention costs and non-cash accelerated depreciation for the planned closing of the LANE BRYANT WOMAN catalog operations; and (5) costs for lease terminations and non-cash accelerated depreciation related to the closure of under-performing stores.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” below for further information regarding our Fiscal 2010 and Fiscal 2009 restructuring and other charges.

Gain on Repurchases of 1.125% Senior Convertible Notes

During Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.  Approximately $1.6 million of the aggregate purchase price for Fiscal 2010 was accounted for as a reduction of stockholders’ equity.  During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million and recognized a gain on the repurchases of $14.0 million, net of unamortized issue costs.  Approximately $1.3 million of the aggregate purchase price for Fiscal 2009 was accounted for as a reduction of stockholders’ equity.

Income Tax Benefit

The income tax benefit for Fiscal 2010 resulted primarily from (1) a reduction in our valuation allowance associated with our net operating loss carrybacks and the utilization of certain income tax credits in an amended income tax return, and (2) a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  These items were offset by certain state and foreign income taxes payable as well as required deferred taxes.

We continue to have a valuation allowance recorded against our net deferred tax assets and, as such, the Fiscal 2010 income tax benefit was unfavorably impacted by a net non-cash provision of $23.3 million to increase the valuation allowance against our net deferred tax assets.

The income tax benefit for Fiscal 2009 was primarily the result of our ability to carry back our remaining Fiscal 2008 net operating loss (“NOL”) beyond the original two years normally allowable to up to three additional preceding years to offset taxable income in those years and record an income tax receivable.  This carryback was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”).  The Act was signed into law on November 6, 2009 and contained a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  The tax effects of the Act include the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances.  As such, during the Fiscal 2009 Fourth Quarter we were able to reduce the valuation allowance previously established for these NOLs and to recognize an income tax benefit of $29.5 million.

As of the end of Fiscal 2009 we continued to have a valuation allowance recorded against our net deferred tax assets and, as such, the Fiscal 2009 income tax benefit was unfavorably impacted by a net non-cash provision of $13.5 million to increase the valuation allowance against our net deferred tax assets.  The income tax benefit for Fiscal 2009 was also unfavorably impacted by a net increase in our liability for unrecognized tax benefits, interest, and penalties, as well as state and foreign income taxes payable.

Comparison of Fiscal 2009 to Fiscal 2008

Consolidated Results of Operations

Net Sales

	Year Ended	% of	Year Ended	% of	Change From
	January 30,	Net	January 31,	Net	Prior Period
(Dollars in millions)	2010	Sales	2009	Sales	Dollars	Percent

LANE BRYANT(1)	$945.9	45.8%	$1,113.5	45.0%	$(167.6)	(15.1)%
FASHION BUG	692.1	33.5	855.3	34.6	(163.2)	(19.1)
CATHERINES	292.9	14.2	312.7	12.6	(19.8)	(6.3)
Other Retail Stores(2)	16.7	0.8	24.4	1.0	(7.7)	(31.6)
Total Retail Stores	$1,947.6	94.3	$2,305.9	93.2	(358.3)	(15.5)
Direct-to-Consumer	116.6	5.7	167.5	6.8	(50.9)	(30.4)
Corporate and Other(3)	0.4	0.0	1.5	0.0	(1.1)	(73.3)
Consolidated net sales	$2,064.6	100.0%	$2,474.9	100.0%	$(410.3)	(16.6)%
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which were closed during the Fiscal 2009 Fourth Quarter.
(3) Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

Retail Stores segment net sales for Fiscal 2009 decreased as compared to Fiscal 2008 primarily as a result of negative comparable store sales at each of our brands and 152 net store closings during the preceding twelve-month period.  Retail Stores segment net sales for Fiscal 2009 were also negatively impacted by our strategy to reduce inventory levels to focus on increasing the profitability of sales through the reduction of unproductive markdowns, which in some instances led to a lack of balanced assortments in inventory.  Some of these factors were impacted by, and were a direct result of, our efforts to respond to weak consumer spending as a result of the then-current economic environment.  These impacts were partially offset by an increase in store-related e-commerce net sales.

LANE BRYANT sales for Fiscal 2009 decreased as compared to Fiscal 2008 primarily as a result of a decrease in comparable store sales and the impact of 32 net store closings during Fiscal 2009.  The decrease in comparable store sales was attributable to a double-digit reduction in store traffic due to reduced consumer demand and the lack of a balanced assortment of fashion and core merchandise.  Additionally, conservative inventory planning resulted in reduced promotional sales as compared to the prior-year period.  In addition to decreases in store traffic, LANE BRYANT also experienced a decrease in units per transaction; however, average dollar sales and average unit retail per transaction improved as compared to Fiscal 2008.

FASHION BUG sales for Fiscal 2009 decreased as compared to Fiscal 2008 primarily as a result of a decrease in comparable store sales, the impact of 96 net store closings during Fiscal 2009, and the elimination of the girls and juniors departments during Fiscal 2009.  Additionally, in Fiscal 2008 FASHION BUG had significantly higher levels of promotional sales in order to sell-through slow-moving seasonal inventory.  The focus on conservative inventory levels in Fiscal 2009 resulted in reduced promotional sales as compared to Fiscal 2008.  Compared to Fiscal 2008, FASHION BUG experienced double-digit declines in store traffic as well as declines in average dollar sales, units per transaction, and average unit retail per transaction.

CATHERINES sales for Fiscal 2009 decreased as compared to Fiscal 2008 primarily as a result of a decrease in comparable store sales that was driven by double-digit reductions in store traffic.  In addition to a decrease in store traffic, CATHERINES experienced a decrease in units per transaction, while average unit retail and average dollar sales per transaction improved as compared to Fiscal 2008.

Retail Stores segment e-commerce sales for Fiscal 2009 increased 6% from Fiscal 2008 and represented 5% of Retail Stores segment net sales as compared to 4% for Fiscal 2008.  We redesigned each of our Retail Store brand’s websites as of the beginning of the third quarter of Fiscal 2009 and successfully converted to a new e-commerce technology platform to enhance our on-line customers’ experience.

During Fiscal 2009 we recognized revenues of $19.7 million in connection with our loyalty card programs as compared to revenues of $20.9 million during Fiscal 2008.

The decrease in net sales from our Direct-to-Consumer segment for Fiscal 2009 as compared to Fiscal 2008 was attributable to reduced sales from the shutdown of our LANE BRYANT WOMAN catalog and related website business, which we completed during the Fiscal 2009 Second Quarter.

Gross Profit

	Year Ended	% of	Year Ended	% of	Change as a
	January 30,	Net	January 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated gross profit	$1,023.6	49.6%	$1,147.5	46.4%	3.2%

Although consolidated net sales decreased, consolidated gross profit as a percentage of consolidated net sales increased in Fiscal 2009 as compared to Fiscal 2008, primarily as a result of our efforts to improve the profitability of sales through conservative inventory planning in order to reduce unproductive markdowns.  We were significantly more promotional during Fiscal 2008 in order to sell-through slow-moving seasonal inventory.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales increased 200 basis points in Fiscal 2009 as compared to Fiscal 2008.  Gross profit as a percentage of net sales increased 360 basis points for LANE BRYANT as a result of our conservative inventory planning.  Gross profit as a percentage of net sales for FASHION BUG for Fiscal 2009 was comparable to Fiscal 2008.  FASHION BUG experienced increased promotional markdowns in the fourth quarter of Fiscal 2009 to drive store traffic and to sell-through slow-moving seasonal inventory.  Additionally, FASHION BUG recorded a markdown reserve of $4.9 million in the fourth quarter of Fiscal 2009 to properly reflect seasonal and discontinued inventory at the lower of cost or market.  Gross profit as a percentage of net sales for CATHERINES increased 230 basis points as compared to Fiscal 2008 as a result of our conservative inventory planning.  Similar to FASHION BUG, CATHERINES was more promotional in Fiscal 2009 as compared to Fiscal 2008 in order to drive store traffic and to sell-through slow-moving seasonal inventory, which partially offset the improvements achieved during the first nine-months.

Gross profit as a percentage of sales for the Direct-to-Consumer segment increased in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of lower catalog advertising expenses and promotional costs related to the closing of our LANE BRYANT WOMAN catalog business, which was completed during the Fiscal 2009 Second Quarter.

Occupancy and Buying

	Year Ended	% of	Year Ended	% of	Change as a
	January 30,	Net	January 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated occupancy and buying	$390.2	18.9%	$427.8	17.3%	1.6%

Consolidated occupancy and buying expenses as a percentage of consolidated net sales increased in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of negative leverage from the decrease in consolidated net sales.  Although occupancy and buying expenses increased as a percentage of sales, they decreased in dollar amount primarily as a result of the closing of under-performing stores and other store-related occupancy savings.  Consolidated occupancy and buying expenses for Fiscal 2008 included a gain of approximately $1.8 million from the sale of our Memphis, Tennessee distribution center.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales increased 130 basis points as a result of negative leverage from the decrease in net sales for the Retail Stores segment.  Occupancy and buying expenses as a percentage of net sales increased 190 basis points for LANE BRYANT and 160 basis points for FASHION BUG, and decreased 30 basis points for CATHERINES.  Total buying and occupancy expense dollars for the Retail Stores segment decreased 10% in Fiscal 2009 as compared to Fiscal 2008 as a result of the closing of under-performing stores, rent concessions negotiated with landlords, and other store expense reduction initiatives.

Occupancy and buying expenses as a percentage of net sales for the Direct-to-Consumer segment decreased 230 basis points as compared to the prior-year period primarily as a result of the closing of our LANE BRYANT WOMAN catalog business, which was completed during the Fiscal 2009 Second Quarter.

Selling, General, and Administrative

	Year Ended	% of	Year Ended	% of	Change as a
	January 30,	Net	January 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Consolidated selling, general, and administrative	$582.9	28.2%	$690.1	27.9%	0.3%

Selling, general, and administrative expenses as a percentage of net sales for the Retail Stores segment increased 40 basis points in Fiscal 2009 as compared to Fiscal 2008, primarily as a result of negative leverage from the decrease in consolidated net sales.  Selling, general, and administrative expenses as a percentage of net sales increased 70 basis points for LANE BRYANT, decreased 80 basis points for FASHION BUG, and increased 220 basis points for CATHERINES.  Although selling, general, and administrative expenses increased as a percentage of sales, total expense dollars decreased 16% as compared to the prior-year period, which was primarily attributable to the closing of under-performing stores and other store expense reduction initiatives.  During Fiscal 2008 we recognized $6.6 million of expenses in connection with advisory and legal fees related to a proxy contest which was settled in May 2008.

Selling, general, and administrative expenses as a percentage of sales for our Direct-to-Consumer segment increased 340 basis points in Fiscal 2009 as compared to Fiscal 2008 primarily due to negative leverage from the decrease in net sales as a result of the closing of our LANE BRYANT WOMAN catalog business.

Depreciation and Amortization

	Year Ended	% of	Year Ended	% of	Change as a
	January 30,	Net	January 31,	Net	Percentage of
(Dollars in millions)	2010	Sales	2009	Sales	Net Sales

Depreciation and amortization	$76.3	3.7%	$93.7	3.8%	(0.1)%

The decrease in depreciation and amortization expense is primarily a result of our efforts to close under-performing stores and to reduce the level of capital expenditures in response to difficult economic conditions, as well as the impact of impaired asset write-offs during Fiscal 2007 through 2009.

Sale of Proprietary Credit Card Receivables Programs

As a result of the sale of our proprietary credit card receivables programs on October 30, 2009 we recognized one-time net charges of $14.2 million in Fiscal 2009, primarily for contract termination and transaction-related costs as well as severance and retention costs.  See “FINANCIAL CONDITION; Financing; Off-Balance-Sheet Financing” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 16. ASSET SECURITIZATION” below for further information regarding our proprietary credit card receivables programs.

Impairment of Store Assets

In the fourth quarter of Fiscal 2009 we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this review we identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $15.7 million during Fiscal 2009 to write down the long-lived assets at these stores to their respective fair values.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the fourth quarter of Fiscal 2009.

As a result of the impact of the economic environment on our operating results during Fiscal 2008, during the third quarter of Fiscal 2008 we identified 120 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During the fourth quarter of Fiscal 2008, with the continued deterioration in the economic environment and our operating results, we identified 152 additional stores with asset carrying values in excess of their respective forecasted undiscounted cash flows.  Accordingly, we recognized an aggregate non-cash impairment charge of $36.8 million during Fiscal 2008 to write down the long-lived assets at these stores to their respective fair values (see “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 12.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below).

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

During the fourth quarter of Fiscal 2008 we performed our annual impairment test for each of our reporting units that had recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on our annual impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge of $43.2 million related to the CATHERINES goodwill.  In addition, as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames, we recognized a non-cash impairment charge of $1.5 million for such indefinite-lived intangible assets.

Restructuring and Other Charges

During Fiscal 2009 we recognized charges primarily for (1) lease termination costs related to the retained leased facilities from the sale of the non-core misses apparel catalog business; (2) costs related to our transformational initiatives; (3) non-cash accelerated depreciation related to fixed assets retained from the sale of the non-core misses apparel catalog business; (4) retention costs and non-cash accelerated depreciation for the planned closing of the LANE BRYANT WOMAN catalog operations; and (5) costs for lease terminations and non-cash accelerated depreciation related to the closure of under-performing stores.

During Fiscal 2008 we recognized charges primarily for (1) severance, retention, and related costs (including $9.4 million of severance costs in connection with the resignation of our former chief executive officer, Dorrit J. Bern, in July 2008); (2) lease termination costs, non-cash accelerated depreciation, and asset write-downs related to fixed assets retained from the sale of the non-core misses apparel catalog business, initiatives announced during the fourth quarter of Fiscal 2008, and other business transformation initiatives; and (3) non-cash accelerated depreciation for the shutdown of the LANE BRYANT WOMAN catalog business.

See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” below for further information regarding our restructuring and other charges.

Gain on Repurchase of 1.125% Senior Convertible Notes

During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million and recognized a gain on the repurchases of $14.0 million net of unamortized issue costs.  Approximately $1.3 million of the aggregate purchase price was accounted for as a reduction of stockholders’ equity.

Income Tax Benefit

The income tax benefit for Fiscal 2009 was primarily the result of our ability to carry back our remaining Fiscal 2008 net operating loss (“NOL”) beyond the original two years normally allowable to up to three additional preceding years to offset taxable income in those years and record an income tax receivable.  This carryback was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”).  The Act was signed into law on November 6, 2009 and contained a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  The tax effects of the Act include the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances.  As such, during Fiscal 2009 we were able to reduce the valuation allowance previously established for these NOLs and to recognize an income tax benefit of $29.5 million.

As of the end of Fiscal 2009 we continued to have a valuation allowance recorded against our net deferred tax assets and, as such, the Fiscal 2009 income tax benefit was unfavorably impacted by a net non-cash provision of $13.5 million to increase the valuation allowance against our net deferred tax assets.  The income tax benefit for Fiscal 2009 was also unfavorably impacted by a net increase in our liability for unrecognized tax benefits, interest, and penalties, as well as state and foreign income taxes payable.

The income tax benefit for Fiscal 2008 was unfavorably impacted by a non-cash provision to establish a valuation allowance against our net deferred tax assets.  During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets was limited to our available tax loss carrybacks.  Accordingly, in Fiscal 2008 we recognized a non-cash provision of $42.7 million to establish a valuation allowance against our net deferred tax assets.  The Fiscal 2008 tax provision was also unfavorably impacted by state and foreign income taxes payable as well as the non-deductibility for income tax purposes of the impairment of goodwill.  These unfavorable impacts were partially offset by the filing of amended returns for which we were able to realize the benefits of certain tax credits that were previously not benefited due to uncertainty regarding their realization and the receipt of non-taxable life insurance proceeds.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6.  INCOME TAXES” below for further information.

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

Comparison of Fourth Quarter 2010 to Fourth Quarter 2009

Net Sales

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change From
	January 29,	Net	January 30,	Net	Prior Period
(Dollars in millions)	2011	Sales	2010	Sales	Dollars	Percent

LANE BRYANT(1)	$255.1	44.3%	$227.2	42.2%	$27.9	12.3%
FASHION BUG	163.6	28.4	161.2	29.9	2.4	1.5
CATHERINES	69.7	12.1	65.7	12.2	4.0	6.1
Other Retail Stores(2)	0.0	0.0	3.5	0.6	(3.5)	(100.0)
Total Retail Stores	488.4	84.8	457.6	84.9	30.8	6.7
Direct-to-Consumer	87.4	15.2	81.4	15.1	6.0	7.4
Consolidated net sales	$575.8	100.0%	$539.0	100.0%	$36.8	6.8%
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Includes PETITE SOPHISTICATE OUTLET stores, which were closed during the Fiscal 2009 Fourth Quarter.

Retail Stores segment net sales for the Fiscal 2010 Fourth Quarter increased as compared to the Fiscal 2009 Fourth Quarter primarily as a result of a 9% increase in comparable store sales and a 41% increase in store-related e-commerce net sales, partially offset by the impact of 85 net store closings during Fiscal 2010.  The increases in comparable store sales across all of our brands reflect a combination of a better reception of our holiday assortment, an improved in-stock inventory position on our year-round product, and a more aggressive promotional and advertising program that commenced earlier than in previous holiday seasons.  During the second half of Fiscal 2010 we executed an initiative to significantly improve our in-stock inventory position in holiday and year-round categories, such as intimate apparel and Right Fit denim programs, which contributed to the improvement in our Fiscal 2010 Fourth Quarter net sales.

For LANE BRYANT, the increase in net sales was attributable to an 11% increase in comparable store sales and an increase in e-commerce net sales as a result of improvements in merchandise assortments and our in-stock inventory positions, such as Right Fit bottoms, as well as the introduction of footwear.  Our holiday assortments were particularly well received at LANE BRYANT, which drove strong results in categories such as fashion knit tops and sweaters, novelty t-shirts, year-round wear-to-work bottoms, and core denim.  These increases were partially offset by the impact of 20 net store closings during Fiscal 2010.  LANE BRYANT experienced increases in traffic levels, conversion rate, units per transaction and average dollar sale in the Fiscal 2010 Fourth Quarter as compared to the prior-year period.

For FASHION BUG, net sales increased as a result of a 10% increase in comparable store sales and an increase in e-commerce net sales, which were partially offset by the impact of 52 net store closings during Fiscal 2010.  The re-introduction of our juniors program, improvements in merchandise assortments, and higher promotional sales to sell-through seasonal merchandise contributed to the increase in comparable store sales.  Improvements in conversion rate and units per transaction, as well as a slight increase in average dollar sale, more than offset a slight decrease in traffic levels as compared to the prior-year period.

Net sales increased at CATHERINES primarily as a result of sales from the CATHERINES stores in outlet locations opened during the Fiscal 2010 First Quarter, a 2% increase in comparable store sales, and an increase in e-commerce net sales.  CATHERINES experienced improvements in conversion rate and units per transaction, while average dollar sale and traffic levels decreased as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the quarter represented 8% of Retail Stores segment net sales for the current-year period as compared to 6% for the prior-year period.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which began in Fiscal 2009 with the redesign of our websites and conversion to a new technology platform and continued with the introduction in Fiscal 2010 of a universal shopping cart with customer-friendly shipping options.  We also added new search and navigation technology, making it easier for our customers to search our product offerings.

We offer our customers loyalty card programs and during the quarter we recognized revenues of $4.8 million in connection with our loyalty card programs as compared to revenues of $4.8 million during the prior-year period.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S catalog.

Gross Profit

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated gross profit	$247.6	43.0%	$235.4	43.7%	(0.7)%

Although consolidated net sales increased as compared to the prior-year period, we continue to operate in a promotional environment, which resulted in increased markdowns to drive traffic and sales.  For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales decreased 40 basis points.  Although impacted by increased markdowns, FASHION BUG gross profit improved as compared to the prior-year period as a result of significant markdowns in the prior-year period to sell-through seasonal merchandise and higher markdown reserves to properly reflect seasonal merchandise at the lower of cost or market.  Improvements in LANE BRYANT and CATHERINES merchandise margins were offset by increased markdowns.  Gross profit as a percentage of net sales increased 310 basis points for FASHION BUG, decreased 310 basis points for LANE BRYANT, and was comparable to the prior-year period for CATHERINES.

Gross profit for the Direct-to-Consumer segment as a percentage of Direct-to-Consumer net sales increased 100 basis points as compared to the prior-year period primarily as a result of improved leverage of catalog-related advertising costs from the increase in net sales.

Occupancy and Buying

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated occupancy and buying	$88.9	15.4%	$92.6	17.2%	(1.8)%

        Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 85 net store closings during the preceding twelve-month period as well as from rent reductions secured from landlords and leverage from the increase in comparable store sales.  Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 230 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 330 basis points for LANE BRYANT, 140 basis points for FASHION BUG, and 160 basis points for CATHERINES.

Occupancy and buying expenses for our Direct-to-Consumer segment as a percentage of net sales for Fiscal 2010 were comparable to the prior-year period.

Selling, General, and Administrative

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated selling, general, and administrative	$148.0	25.7%	$155.7	28.9%	(3.2)%

        Consolidated selling, general, and administrative expenses decreased both in dollar amount and as a percentage of net sales primarily due to lower store payroll as a result of the 85 net store closings during Fiscal 2010, increased income from our private-label credit card operations as a result of additional credit card promotions to encourage our customer to use our private-label credit cards, and reduced advertising expenses as compared to the Fiscal 2009 Fourth Quarter, as well as leverage from the increase in comparable store sales.  Retail Stores segment selling, general, and administrative expenses decreased 350 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 490 basis points for LANE BRYANT, 180 basis points for FASHION BUG, and 170 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of increased e-commerce marketing expenses and payroll expenses incurred during Fiscal 2010.

Depreciation and Amortization

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	January 29,	Net	January 30,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Depreciation and amortization	$18.2	3.2%	$18.8	3.5%	(0.3)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Sale of Proprietary Credit Card Receivables Programs

During the Fiscal 2009 Third Quarter we sold our proprietary credit card receivables programs.  During the Fiscal 2009 Fourth Quarter we recognized additional one-time net charges of $0.9 million related to the sale.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below for further information.

Impairment of Store Assets

In the Fiscal 2010 Fourth Quarter we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this review we identified 157 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $17.1 million during the Fiscal 2010 Fourth Quarter to write down the long-lived assets at these stores to their respective fair values.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the Fiscal 2010 Fourth Quarter.

In the Fiscal 2009 Fourth Quarter we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this review we identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $15.7 million during the Fiscal 2009 Fourth Quarter to write down the long-lived assets at these stores to their respective fair values.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the Fiscal 2009 Fourth Quarter.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further information regarding our Fiscal 2010 and Fiscal 2009 impairment charges.

Restructuring and Other Charges

Restructuring and other charges for the Fiscal 2010 Fourth Quarter were primarily for the impairment of long-term assets related to the closing of 30 CATHERINES stores in outlet locations, as well as lease termination costs for the closing of under-performing stores.  During the Fiscal 2009 Fourth Quarter we recognized charges related to the closing of under-performing stores, the closing and conversion of PETITE SOPHISTICATE OUTLET stores, and adjustments related to previously recognized lease termination and other non-cash charges.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” below for further information regarding our restructuring and other charges.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the Fiscal 2009 Fourth Quarter we repurchased 1.125% Notes with an aggregate principal amount of $16.1 million and recognized a gain on the repurchases of $1.2 million, net of unamortized issue costs.

Income Tax Benefit

The income tax benefit for the Fiscal 2010 Fourth Quarter was primarily a result of a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions, which was partially offset by required deferred taxes.  We continue to have a valuation allowance recorded against our net deferred tax assets.  The Fiscal 2009 Fourth Quarter income tax benefit was primarily a result of our ability to carry back our remaining Fiscal 2008 net operating loss (“NOL”) beyond the original two years normally allowable to up to three additional preceding years to offset taxable income in those years and record an income tax receivable (see “Comparison of Fiscal 2010 to Fiscal 2009; Income Tax Benefit” above).  The income tax benefit for the Fiscal 2009 Fourth Quarter was also unfavorably impacted by a net increase in our liability for unrecognized tax benefits, interest and penalties associated with uncertain tax positions as well as state and foreign income taxes payable.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs described below), and our revolving credit facility (described below).  The following table highlights certain information related to our liquidity and capital resources:

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2010	2009	2008

Cash and cash equivalents	$117.5	$186.6	$100.2	(1)
Available-borrowing capacity under revolving credit facility	$153.8	$145.7	$205.8
Working capital	$276.6	$331.4	$382.0
Current ratio	2.1	2.2	2.4
Long-term debt to equity ratio	39.7%	47.3%	58.2%
____________________
(1) Includes $6.4 million of short-term available-for-sale securities.

The following discussion of cash flows is based on our consolidated statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” below that, in accordance with generally accepted accounting principles, includes the results of our discontinued operations in Fiscal 2008.

Cash Provided by Operating Activities

Net cash provided by operating activities was $5.3 million for Fiscal 2010 as compared to $114.2 million for Fiscal 2009.  The decrease in cash provided by operating activities as compared to the prior-year period is primarily the result of the Fiscal 2009 receipt of $85.4 million of net proceeds from the sale of our retained interests in our proprietary credit card receivables programs (the remaining $51.2 million of the net proceeds from the sale was recorded as cash from investing activities).  Cash provided by operating activities for Fiscal 2010 also included the receipt of $45.0 million of Federal income tax refunds, while cash provided by operating activities for Fiscal 2009 included Federal income tax refunds of $27.7 million.  In addition, in accordance with our Fiscal 2010 in-stock inventory initiative, we used net cash of $14.7 million for investments in inventories (see “OVERVIEW; Management Initiatives” above for further discussion of our inventory initiative).  On a comparable-store basis, inventories at cost increased 5% from the end of Fiscal 2009 to the end of Fiscal 2010.  We also used cash of $19.0 million during Fiscal 2010 for a net reduction in accounts payable as compared to a $27.3 million increase in accounts payable for Fiscal 2009.

Net cash provided by operating activities was $114.2 million for Fiscal 2009 as compared to $49.6 million for Fiscal 2008. The increase in net cash provided by operating activities from Fiscal 2008 to Fiscal 2009 was primarily a result of the $85.4 million in net proceeds from the sale of our retained interests in our proprietary credit card receivable program during Fiscal 2009.  In addition, as of the date of sale we reclassified, from “Prepayments and other” to “Cash and cash equivalents,” $34.9 million of cash in Spirit of America National Bank, our wholly-owned credit card bank, that prior to the sale was held to satisfy regulatory capital and collateral requirements.  Net cash provided by operating activities for Fiscal 2009 also increased as a result of the Federal income tax refund of $27.7 million and a decrease in the loss from continuing operations.  These increases were partially offset by a $9.8 million increase in our investment in inventories (net of accounts payable) as compared to Fiscal 2008 and timing differences in the recognition of various prepaid and accrued expenses.  On a comparable-store basis, inventories at cost increased 1% as of January 30, 2010 as compared to January 31, 2009, primarily as a result of an earlier introduction of Spring merchandise at the end of Fiscal 2009 as compared to the end of Fiscal 2008.

Cash Provided/(Used) by Investing Activities

Gross capital expenditures, excluding construction allowances received from landlords, were $35.8 million in Fiscal 2010, $22.7 million in Fiscal 2009, and $55.8 million in Fiscal 2008.  Capital expenditures net of construction allowances received from landlords were $32.8 million in Fiscal 2010, $18.4 million in Fiscal 2009, and $31.5 million in Fiscal 2008.  In addition, during Fiscal 2008 we acquired $6.0 million of equipment under capital leases.  Approximately 60% of our Fiscal 2010 capital expenditures supported store development, including openings, relocations, and store improvements, with the remainder of the expenditures used primarily for improvements to our information technology, distribution centers, and corporate infrastructure.

We anticipate that our Fiscal 2011 gross capital expenditures will be approximately $39 million before construction allowances to be received from landlords.  We expect to use these expenditures according to a disciplined return on investment criteria for 5-7 new store openings; store remodeling and refurbishment; to fund fixtures for new merchandise assortments; to test brand combinations and conversions; and the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

Cash provided by investing activities for Fiscal 2010 included $1.2 million of proceeds from the sale of capital assets.  Cash provided by investing activities for Fiscal 2009 included $51.3 million from the sale of our proprietary credit card receivables programs (see also “Cash Provided/(Used) by Operating Activities” above), $6.3 million from net sales of available-for-sale securities, and $3.2 million of proceeds from the sale of capital assets.  Cash provided by investing activities for Fiscal 2008 included $34.4 million from the sale of our Crosstown Traders non-core misses apparel catalog titles, $7.2 million from net sales of available-for-sale securities, and $4.8 million of proceeds from the sale of our Memphis Tennessee distribution center.

Cash Used by Financing Activities

During Fiscal 2010 we repurchased 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) with an aggregate principal amount of $49.2 million for an aggregate purchase price of $38.3 million.  In addition, we used $6.3 million for scheduled repayments of long-term borrowings.  During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million for an aggregate purchase price of $50.6 million.  In addition, we used $7.1 million for scheduled repayments of other long-term borrowings and $7.3 million for deferred financing costs related to our amended revolving credit facility (see “FINANCING; Revolving Credit Facility” below).  During Fiscal 2008 we used $10.9 million for repurchases of our common stock (see “Repurchases of Common Stock” below) and $8.7 million for scheduled repayments of long-term borrowings.

Repurchases of Common Stock

In November 2007 our Board of Directors authorized a $200 million share repurchase program to make share purchases from time to time in the open market or through privately-negotiated transactions.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  During the first quarter of Fiscal 2008 we repurchased an aggregate total of 0.5 million shares of common stock for $2.6 million under this program and another 1.5 million shares of common stock for $8.3 million under a prior authorization from our Board of Directors.  We have not repurchased any shares of common stock subsequent to the first quarter of Fiscal 2008.

Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before such purchase, immediately after such repurchase, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.  See “Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” above for additional information related to the share repurchase program and our repurchases of common stock.

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

Debt, Lease, and Purchase Commitments

As of January 29, 2011 our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our letters of credit, long-term deferred compensation plans, unrecognized tax benefits, split-dollar life insurance premiums, and purchase obligations were as follows:

	Payments Due by Period
			One to	Three	More
		Less Than	Three	To Five	than Five
(In millions)	Total	One Year	Years	Years	Years

Long-term debt, including current portion(1)	$165.1	$10.6	$6.9	$147.6	$0.0
Capital leases	7.2	3.8	3.4	0.0	0.0
Operating leases	666.3	192.1	255.2	135.4	83.6
Revolving credit facility(2)	0.0	0.0	0.0	0.0	0.0
Letters of credit(2)	0.0	0.0	0.0	0.0	0.0
Stand-by letters of credit(2)	16.1	16.1	0.0	0.0	0.0
Long-term deferred compensation(3)	0.9	0.6	0.2	0.1	0.0
Unrecognized tax benefits(4)	3.1	3.1	–	–	–
Split-dollar life insurance premiums(5)	17.5	1.5	2.9	2.7	10.4
Purchase commitments(6)	342.3	342.3	0.0	0.0	0.0
Total	$1,218.5	$570.1	$268.6	$285.8	$94.0
____________________
(1)     Amounts represent the expected cash payments (including interest) on our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts, or revolving credit facilities.

(2)     We currently have a $225 million revolving credit facility that expires on July 31, 2012, which provides for cash borrowings and the ability to issue up to $100 million of letters of credit. As of January 29, 2011 there were no borrowings outstanding under this facility.

(3)     Includes our non-qualified deferred compensation plan and supplemental retirement plan. We have estimated the projected payment obligations for participant-planned in-service distributions of the deferred compensation plan liability as of January 29, 2011. The above estimate excludes $10.0 million of benefit distribution obligations because the value of the obligations and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.
      We terminated our supplemental retirement plan as of December 31, 2008. Effective December 31, 2008 we ceased making retirement credits to the plan, the interest rate to be credited on participants’ accounts was reduced, and participants’ accounts became fully vested. Participants could elect to receive a distribution of their accounts according to a fixed distribution schedule, which extended over one to three years based on the account balance and will be fully paid out by March 2011. The interest rate reduction, distribution elections, and accelerated vesting only applied to participants who were then-currently active employees.

(4)     We have recorded liabilities for unrecognized tax benefits of $28.8 million and accrued interest and penalties of $14.8 million as of January 29, 2011 (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 6. INCOME TAXES” below. These liabilities are included in “Other long-term liabilities” on our consolidated balance sheet. With the exception of $3.1 million of unrecognized tax benefits that are reasonably possible of being recognized within 12 months, we have excluded these liabilities from this table because we cannot make reasonably reliable estimates of the amounts and/or periods that we expect to pay or settle these liabilities.

(5) Amounts represent insurance premiums related to split-dollar life insurance agreements with former executive employees.
(6) Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

Financing

Off-Balance-Sheet Financing

Sale of Proprietary Credit Card Receivables Programs

During Fiscal 2009 we sold our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”) and entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  Gross proceeds from the transaction were $166.6 million, of which approximately $30.0 million were used to fund the termination of contractual obligations related to the transaction as well as exit costs.  We recognized one-time net charges as a result of the sale of $14.2 million, primarily related to contract termination, transaction, severance, and retention costs.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

The transaction consisted of the sale of our proprietary credit card portfolio, along with certain other assets and liabilities that were required to support these card programs, including our consolidated balance sheet asset “Investment in asset-backed securities.”  The components of the investment in asset-backed securities comprising the net sales proceeds were $51.2 million of outstanding trust certificates owned by Charming Shoppes Receivables Corp. (“CSRC”), $60.9 million of cash account balances in the Charming Shoppes Master Trust (the “Trust”) that had been funded by CSRC, an interest-only strip of $21.7 million, and other retained interests of $2.8 million.

As of the date of sale, Alliance Data assumed the servicing obligations for the Trust and we have no further obligations with respect to financing our credit card programs.  The ten-year operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

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

Payments from WFNNB under the operating agreements are recognized as a reduction of selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables programs prior to the sale.  With the sale of the proprietary credit card receivables programs to WFNNB, the majority of the expenses associated with the proprietary credit card receivables programs were eliminated.

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

Additional information regarding our asset securitization facilities, including the sale of our proprietary credit card receivables programs, is included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 16. ASSET SECURITIZATION” below.

Our Proprietary Credit Card Programs

Prior to the Fiscal 2009 sale of our proprietary credit card receivables programs we managed the programs to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earned revenue from operating the programs.  As discussed above, we utilized asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits was derived from the excess spread revenues we received from monthly securitization distributions associated with the collections on managed outstanding receivables.

In addition to the actual net excess spread revenues we recognized a beneficial interest in the QSPE as an “interest-only strip” (“I/O strip”), which represented the estimated present value of cash flows we expected to receive over the estimated period the receivables were outstanding.  We also recognized a servicing liability, which represented the present value of the excess of the costs of servicing over the servicing fees we expected to receive, and was recorded at estimated fair value.  We amortized the I/O strip and the servicing liability on a straight-line basis over the expected life of the proprietary credit card receivables.

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

Further details of our asset securitization program prior to the sale of the program are as follows:

	Year Ended
	January 30,		January 31,
(In millions)	2010(1)		2009

Net securitization excess spread revenues	$63.7		$98.5
Net changes to the I/O strip and servicing liability	2.5		(4.0)
Other credit card revenues, net(2)	8.8		12.3
Total proprietary credit card revenues	75.0		106.8
Less total credit card program expenses	42.3		68.3
Net credit contribution	$32.7		$38.5

Average managed credit card receivables outstanding during period	$496.9	(1)	$579.3
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

Revolving Credit Facility

We have a loan and security agreement (the “agreement”) that provides for a $225 million senior secured revolving credit facility (the “credit facility”) through July 31, 2012.  The credit facility includes an option allowing us to increase the facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100 million of the $225 million may be used for letters of credit.  See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 7. LONG-TERM DEBT” below for further details regarding the credit facility.  There were no borrowings outstanding under the credit facility as of January 29, 2011.

The agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  At any time during which Excess Availability (as defined in the agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of January 29, 2011 the Excess Availability under the amended facility was $193.5 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

In Fiscal 2007 we issued $275.0 million in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The 1.125% Notes were issued at par, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier repurchased by us or converted.  See “CRITICAL ACCOUNTING POLICIES; Senior Convertible Notes” above and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 7.  LONG-TERM DEBT” below for further information related to the 1.125% Notes.

During Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million.  During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million.  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us.

See “FORWARD-LOOKING STATEMENTS” and “PART I Item 1A.  Risk Factors; OTHER RISKS” above for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes.

In Fiscal 2011 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash, our operating agreements with Alliance Data related to our proprietary credit cards, and our revolving credit facility will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2011.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.

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

MARKET RISK

As of January 29, 2011 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; MARKET RISK” above.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions or the degree of compliance with policies and procedures, the effectiveness of internal control over financial reporting may vary over time.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 29, 2011.  In making this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, used the criteria set forth in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Based on this assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of January 29, 2011.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report that appears on the following two pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011 of Charming Shoppes, Inc. and subsidiaries and our report dated March 24, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 24, 2011

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
(In thousands, except share amounts)	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$117,482	$186,580
Accounts receivable, net of allowances of $5,667 and $5,345	36,568	33,647
Merchandise inventories	282,248	267,525
Deferred taxes	3,153	1,729
Prepayments and other	98,458	128,253
Total current assets	537,909	617,734

Property, equipment, and leasehold improvements – at cost	1,028,843	1,026,815
Less accumulated depreciation and amortization	772,895	721,732
Net property, equipment, and leasehold improvements	255,948	305,083

Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	18,233	24,104
Total assets	$1,022,658	$1,157,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$107,882	$126,867
Accrued expenses	142,002	153,175
Current portion – long-term debt	11,449	6,265
Total current liabilities	261,333	286,307

Deferred taxes	51,466	48,515
Other non-current liabilities	167,089	186,175
Long-term debt, net of debt discount of $24,679 and $42,105	128,350	171,558

Stockholders’ equity
Common stock $.10 par value
Authorized – 300,000,000 shares
Issued –154,185,373 shares and 153,699,077 shares	15,419	15,370
Additional paid-in capital	508,664	505,086
Treasury stock at cost – 38,617,180 shares and 38,571,746 shares	(348,400)	(348,241)
Retained earnings	238,737	292,719
Total stockholders’ equity	414,420	464,934
Total liabilities and stockholders’ equity	$1,022,658	$1,157,489

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended
	January 29,	January 30,	January 31,
(In thousands, except per share amounts)	2011	2010	2009

Net sales	$2,061,819	$2,064,602	$2,474,898

Cost of goods sold	1,046,824	1,040,985	1,327,387
Gross profit	1,014,995	1,023,617	1,147,511

Occupancy and buying expenses	365,691	390,225	427,841
Selling, general, and administrative expenses	599,130	582,941	690,095
Depreciation and amortization	68,339	76,302	93,741
Sale of proprietary credit card receivables programs	0	14,237	0
Impairment of store assets, goodwill, and trademarks	17,054	15,741	81,498
Restructuring and other charges	8,776	31,719	33,145
Total operating expenses	1,058,990	1,111,165	1,326,320

Loss from operations	(43,995)	(87,548)	(178,809)
Other income	1,119	834	4,430
Gain on repurchases of 1.125% Senior Convertible Notes	1,907	13,979	0
Interest expense	(15,887)	(18,799)	(19,460)

Loss from continuing operations before income taxes	(56,856)	(91,534)	(193,839)
Income tax benefit	(2,874)	(13,572)	(13,488)

Loss from continuing operations	(53,982)	(77,962)	(180,351)
Loss from discontinued operations	0	0	(74,922)

Net loss	(53,982)	(77,962)	(255,273)

Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of income tax benefit of $10 in Fiscal 2008	0	(5)	(17)

Comprehensive loss	$(53,982)	$(77,967)	$(255,290)

Basic net loss per share:
Loss from continuing operations	$(0.47)	$(0.67)	$(1.57)
Loss from discontinued operations	0.00	0.00	(0.65)
Net loss per share(1)	$(0.47)	$(0.67)	$(2.23)

Diluted net loss per share:
Loss from continuing operations	$(0.47)	$(0.67)	$(1.57)
Loss from discontinued operations	0.00	0.00	(0.65)
Net loss per share(1)	$(0.47)	$(0.67)	$(2.23)
____________________
(1) Results may not add due to rounding.

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury Stock
(Dollars in thousands)	Shares	Amount	Capital	Shares	Amount

Balance, February 2, 2008	151,034,270	$15,104	$494,480	(36,477,246)	$(336,761)
Issued to employees, net of shares withheld for taxes	1,679,620	168	(936)
Exercise of stock options	232,898	23	911
Stock-based compensation expense			5,576
Write-down of deferred taxes – employee stock programs			(1,427)
Purchases of treasury stock				(2,004,967)	(10,969)
Balance, January 31, 2009	152,946,788	15,295	498,604	(38,482,213)	(347,730)
Issued to employees, net of shares withheld for taxes	731,807	73	366
Exercise of stock options	20,482	2	43
Stock-based compensation expense			6,844
Net settlements of hedges on convertible notes			485	(89,533)	(511)
Equity component of repurchases of 1.125% Senior Convertible Notes			(1,256)
Balance, January 30, 2010	153,699,077	15,370	505,086	(38,571,746)	(348,241)
Issued to employees, net of shares withheld for taxes	468,329	47	313
Exercise of stock options/SARs, net of shares withheld for taxes	17,967	2	(8)
Stock-based compensation expense			4,698
Net settlements of hedges on convertible notes			159	(45,434)	(159)
Equity component of repurchases of 1.125% Senior Convertible Notes			(1,584)
Balance, January 29, 2011	154,185,373	$15,419	$508,664	(38,617,180)	$(348,400)
	Accumulated
	Other
	Comprehensive	Retained
(In thousands)	Income	Earnings

Balance, February 2, 2008	$22	$639,650
Cumulative effect of adoption of ASC 715-60-55		(13,696)
Unrealized losses, net of income taxes of $10	(17)
Net loss		(255,273)
Balance, January 31, 2009	5	370,681
Unrealized losses	(5)
Net loss		(77,962)
Balance, January 30, 2010	0	292,719
Net loss		(53,982)
Balance, January 29, 2011	$0	$238,737

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Operating activities
Net loss	$(53,982)	$(77,962)	$(255,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,108	77,922	94,852
Stock-based compensation	4,698	6,844	5,576
Sale of proprietary credit card receivables programs	0	14,237	0
Accretion of discount on 1.125% Senior Convertible Notes	7,332	9,885	11,032
Deferred income taxes	1,527	4,031	14,116
Gain on repurchases of 1.125% Senior Convertible Notes	(1,907)	(13,979)	0
Write-down of capital assets	3,210	8,624	6,105
Net loss/(gain) from disposition of capital assets	1,150	(380)	(559)
Net loss/(gain) from securitization activities	0	(2,465)	3,969
Loss on disposition of discontinued operations	0	0	46,736
Impairment of store assets, goodwill, and trademarks	17,054	15,741	81,498
Write-down of deferred taxes related to stock-based compensation	0	0	(1,427)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,921)	(347)	235
Merchandise inventories	(14,723)	617	72,530
Accounts payable	(18,985)	27,347	(34,733)
Prepayments and other	29,972	(10,577)	13,655
Accrued expenses and other	(37,235)	(30,724)	(21,201)
Proceeds from sale of retained interests in proprietary credit card receivables	0	85,397	0
Proceeds from sale of Crosstown Traders credit card receivables portfolio	0	0	12,455
Net cash provided by operating activities	5,298	114,211	49,566

Investing activities
Investment in capital assets	(35,778)	(22,650)	(55,800)
Proceeds from sale of certificates related to proprietary credit card receivables	0	51,250	0
Proceeds from sales of capital assets	1,248	3,178	4,813
Gross purchases of securities	0	(2,448)	(3,143)
Proceeds from sales of securities	200	8,788	10,367
Net proceeds from sale of discontinued operations	0	0	34,440
Decrease in other assets	4,105	5,063	11,099
Net cash provided/(used) by investing activities	(30,225)	43,181	1,776

Financing activities
Repurchases of 1.125% Senior Convertible Notes	(38,260)	(50,633)	0
Repayments of long-term borrowings	(6,265)	(7,088)	(8,682)
Proceeds from long-term borrowings	0	0	108
Payments of deferred financing costs	0	(7,308)	(48)
Net payments for settlements of hedges on convertible notes	0	(26)	0
Purchases of treasury stock	0	0	(10,969)
Net proceeds from shares issued under employee stock plans	354	484	166
Net cash used by financing activities	(44,171)	(64,571)	(19,425)

Increase/(decrease) in cash and cash equivalents	(69,098)	92,821	31,917
Cash and cash equivalents, beginning of year	186,580	93,759	61,842
Cash and cash equivalents, end of year	$117,482	$186,580	$93,759

Non-cash financing and investing activities
Assets acquired through capital leases	$0	$0	$5,959

See Notes to Consolidated Financial Statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

We have a 52-53 week fiscal year ending on the Saturday nearest to January 31.  A 52-week fiscal year consists of four 13-week quarters and a 53-week period consists of three 13-week quarters and a 14-week fourth quarter.  As used herein, the terms “Fiscal 2010,” “Fiscal 2009,” and “Fiscal 2008,” refer to our fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Business

We operate retail specialty stores located throughout the continental United States and related websites that merchandise plus-size, junior, and misses sportswear, dresses, coats, and intimate apparel, as well as accessories and casual footwear, at a wide range of prices.  We also conduct a direct marketing operation that merchandises food and specialty gifts throughout the continental United States through our FIGI’S Gifts in Good Taste catalog and related website.  During Fiscal 2009 we discontinued our LANE BRYANT WOMAN catalog.

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

The Retail Stores segment derives its revenues from sales through retail stores and store-related e-commerce sales under our LANE BRYANT (including LANE BRYANT OUTLET), FASHION BUG, and CATHERINES PLUS SIZES brands, and previously our PETITE SOPHISTICATE OUTLET brand, which was discontinued during Fiscal 2009.  The Direct-to-Consumer segment derives its revenues from catalog sales and catalog-related e-commerce sales under our FIGI’S title, and previously our LANE BRYANT WOMAN title, which was discontinued during Fiscal 2009.  Our foreign sourcing operations do not constitute a material geographic segment.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

During Fiscal 2009 we completed the sale of our proprietary credit card receivables programs (see “NOTE 11.  SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below).  As a result of the sale, we began to allocate the operating results of our credit card operations, including revenue from our customer loyalty programs, to the Retail Stores segment.  Accordingly, we have restated the results of the Retail Stores and Corporate and Other segments for Fiscal 2009 and Fiscal 2008 to reflect this change in how our chief operating decision-makers evaluate the performance of our operating segments.

See “NOTE 18.  SEGMENT REPORTING” below for further information regarding our operations by business segment.

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing.  There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2011 to January 29, 2011 that would have a material effect on our financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires that our management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior-year amounts related to deferred tax assets and liabilities have been reclassified to conform to the current-year presentation.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Inventories

We value merchandise inventories for our Retail Stores and Direct-to-Consumer segments at the lower of cost or market using the retail inventory method (average cost basis).  Under the retail inventory method the valuation of inventories at cost and the resulting gross margins are adjusted in proportion to markdowns currently taken and shrinkage on the retail value of inventories.  In addition to markdowns that have been taken (i.e., selling price permanently reduced on the selling floor) we accrue an estimate for promotional markdowns not yet recorded for seasonal merchandise that will not be sold again above its current promotional price.

We purchase inventory and track inventory quantities on hand by season in order to determine aged seasonal inventory.  We liquidate aged seasonal inventory through markdowns or sale to liquidators.  We account for store inventory shrinkage based on physical inventories conducted at least once annually on a store-by-store basis, with supplemental observations in locations exhibiting high shrinkage rates.  We account for distribution and fulfillment center inventory shrinkage based on cycle counts on a center-by-center basis.  Actual inventory losses are recorded in our financial statements at the time these physical inventory observations are performed.  We determine interim shrinkage estimates based on the actual inventory losses identified by the physical inventory counts at our stores and distribution centers and record a reserve for estimated inventory losses (shrinkage).

We record cash consideration received from vendors as a reduction of inventory and recognize it in cost of goods sold as inventory is sold.  We defer the recognition of cash received from vendors during interim periods in order to better match the recognition of the cash consideration to the period the inventory is sold.

Our deferred cash received from vendors included in inventory was as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Deferred cash received from vendors	$7,247	$6,209

We recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted materials costs as current-period expenses rather than capitalizing them into inventory.

Prepayments and Other

Prepayments and other includes prepaid taxes, insurance, rent, marketing, deferred advertising costs, and other prepaid expenses.  Prepayments and other also includes third-party credit card receivables and income taxes receivable.

Deferred and Non-Deferred Advertising Costs

With the exception of direct-response advertising, we expense advertising costs when the related advertising takes place.  We capitalize all direct costs incurred in the development, production, and circulation of our direct-mail catalogs until the related catalog is mailed.  These capitalized costs are amortized as a component of cost of goods sold over the expected sales realization cycle of the catalog, which is generally within one to six months.  Beginning in Fiscal 2009, advertising costs are net of restricted and unrestricted marketing expense reimbursements we receive under our operating agreements related to the sale of our proprietary credit card receivables programs (see “NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

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

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Advertising costs charged to expense	$68,100	$66,533	$87,139

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

We assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.  We consider historical performance and future estimated results when evaluating an asset for potential impairment, and we compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset.  If the estimated future undiscounted cash flows are less than the carrying amount of the asset, we write down the asset to its estimated fair value and recognize an impairment loss.  Our estimate of fair value is generally based on either appraised value or the present value of future cash flows and is a “Level 3” fair value measurement (based on unobservable inputs that are not corroborated by market data).  The estimates and assumptions that we use to evaluate possible impairment require certain significant assumptions regarding factors such as future sales growth and operating performance, and they may change as new events occur or as additional information is obtained.

See “NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further details regarding the recognition of impairment losses related to our long-lived assets.

Lease Accounting

We lease substantially all of our store properties as well as certain of our other facilities and account for these leases as operating leases.  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

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

Contingent rent is determined on a store-by-store basis based on criteria set forth in the lease.  Generally, a landlord is due incremental rent when a store exceeds a sales threshold that is determined in the lease.

Goodwill and Other Intangible Assets

We own trademarks, tradenames, and internet domain names that we obtained primarily from our acquisition of LANE BRYANT.  We also own trademarks, tradenames, internet domain names, and customer relationships for our FIGI’S catalog and related website.  In addition, we previously owned such assets in connection with our acquisition of Crosstown Traders (see “NOTE 2.  DISCONTINUED OPERATIONS” below).  The values of these intangible assets were determined by management with the assistance of an independent appraiser using a discounted cash flow method, based on the estimated future benefits to be received from the assets.  We allocated the excess of the cost of the acquisitions over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill.  We amortize separate intangible assets that are not deemed to have an indefinite life on a straight-line basis over their useful lives.  We do not amortize goodwill.

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

Our impairment test for goodwill involves a two-step process.  The first step of the test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  We determine the fair value of our reporting units using principally an income approach to valuation, which uses a discounted cash flow method to estimate the fair value of the reporting unit.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

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

We assigned the values of goodwill and other indefinite-lived intangible assets recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, Crosstown Traders, and FIGI’S to the respective reporting units within our reportable business segments.  The calculation of the estimated fair value of our reporting units for the purpose of evaluating goodwill for impairment and the fair values of other intangible assets require estimates, assumptions, and judgments, and are “Level 3” fair value measurements (based on unobservable inputs that are not corroborated by market data).  The results of our evaluations might have been materially different if different estimates, assumptions, and judgments had been used.  Information on goodwill by business segment is included in “NOTE 5.  INTANGIBLE ASSETS AND GOODWILL” below.

See “NOTE 2.  DISCONTINUED OPERATIONS” and “NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” below for further details regarding the recognition of impairment losses related to our goodwill and other intangible assets.

Asset Securitization

Prior to the sale of our proprietary credit card receivables programs (see “NOTE 11. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below) we accounted for these programs as asset securitizations.  Asset securitization primarily involved the sale of proprietary credit card receivables to a separate and distinct special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheets and the receivables transferred to the QSPE were isolated for purposes of the securitization program.  The QSPE issued asset-backed certificates that represented undivided interests in those credit card receivables transferred into the QSPE.  These certificates were sold to investors and we retained any undivided interests that remained unsold.  We included these remaining undivided interests and any other retained interests in “Investment in asset-backed securities” in our accompanying consolidated balance sheets.  The carrying value of these retained interests approximated their fair value.

We initially measured servicing assets and liabilities recognized in connection with our asset securitizations at fair value using a “Level 3” fair value measurement (based on unobservable inputs that are not corroborated by market data).  Subsequent to initial recognition of the servicing assets or liabilities, we amortized the servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or loss and assessed the assets or liabilities for impairment or increased obligation based on fair value at each reporting date.  See “NOTE 16.  ASSET SECURITIZATION” below for further details regarding recognition and measurement of our servicing assets and liabilities.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Transaction expenses related to securitizations were deferred and amortized over the reinvestment period of the transaction.  Net securitization income, including revaluation of our interest-only strip, was included as a reduction of selling, general, and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims.  Our insurance liabilities are a component of “Accrued expenses” in our consolidated balance sheets and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.  In estimating our self-insurance liabilities we use estimates of expected losses, which are based on analyses of historical data.  Loss estimates are adjusted based upon actual claim settlements and reported claims.  We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Senior Convertible Notes

We account for our 1.125% Senior Convertible Notes (the “1.125% Notes”) as cash-settled convertible securities, which are separated into their debt and equity components.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature.  As a result, the debt is recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for a similar debt instrument without the conversion feature.  The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and is recorded as additional paid-in capital.  The debt is subsequently accreted to its par value over its expected life with an offsetting non-cash increase in interest expense on the income statement to reflect interest expense at the market rate for the debt component at the date of issuance.

Concurrent with the issuance of the 1.125% Notes we entered into privately negotiated common stock call options and warrants with affiliates of the initial purchasers.  We accounted for the call options and warrants as equity instruments and included the cost of the call options and the proceeds from the sale of the warrants in additional paid-in capital in our consolidated balance sheets.

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

We monitor the 1.125% Notes, call options, and warrants for compliance with the requirements for recognizing them as equity instruments on a quarterly basis.  Should the issuance of the 1.125% Notes, the purchase of the call options, or the sale of the warrants fail to continue to qualify for treatment as equity instruments, we would be required to recognize derivative instruments in connection with the transactions, include the effects of the transactions in assets or liabilities instead of equity, and recognize changes in the fair values of the assets or liabilities in consolidated net income as they occur until the requirements for treatment as equity instruments are again met.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
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

Loyalty Card Programs

We offer our customers various loyalty card programs (see “NOTE 10.  CUSTOMER LOYALTY CARD PROGRAMS” below).  Customers that join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Certain loyalty card customers earn points for purchases which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs. We recognize an accrual for discounts earned and not yet issued and discounts issued but not yet redeemed based on an analysis of historical redemption patterns.  Costs we incur in connection with administering these programs are recognized in selling, general, and administrative expenses as incurred.

Cost of Goods Sold

Cost of goods sold includes merchandise costs net of discounts and allowances, freight, inventory shrinkage, and shipping and handling costs associated with our catalog and e-commerce businesses.  We capitalize net merchandise costs and freight as inventory costs.  Cost of goods sold also includes certain costs incurred in connection with our customer loyalty card programs (see “Loyalty Card Programs” above) and the costs of producing and distributing our merchandise catalogs (see “Deferred and Non-Deferred Advertising Costs” above).

Occupancy and Buying Expenses

Occupancy expenses include rent; real estate taxes; insurance; common area maintenance; utilities; maintenance; and depreciation for our stores, warehouse and fulfillment center facilities, and equipment.  Buying expenses include payroll; payroll-related costs; and operating expenses for our buying departments and distribution centers.  Occupancy and buying expenses are treated as period costs and are not capitalized as part of inventory.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Stock-based Compensation

Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  We use the Black-Scholes valuation model to estimate the fair value of stock options and SARs.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the option, and a relevant risk-free interest rate, which are more fully described in “NOTE 9. STOCK-BASED COMPENSATION PLANS” below.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.

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
YEAR ENDED JANUARY 29, 2011
(Continued)

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

Net Income/(Loss) Per Share

Net income/(loss) per share is based on the weighted-average number of common shares outstanding during each fiscal year.  Common shares that we hold as treasury stock are excluded from the computation of net income/(loss) per share.  Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding.  Common share equivalents include the effect of dilutive stock options, SARs, and stock awards, using the treasury stock method.  Share equivalents are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.

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

Deferred Debt Acquisition Costs

Debt acquisition costs other than costs related to the equity component of our 1.125% Notes are deferred and amortized to interest expense on a straight-line basis over the life of the related debt agreement.  Debt acquisition costs related to the equity component of our 1.125% Notes have been recognized as a reduction of additional paid-in capital (see “NOTE 7.  LONG-TERM DEBT” below).

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Split-dollar Life Insurance Agreements

We recognize a liability for future benefits payable to employees under our split-dollar life insurance agreements with former executive employees.  We adopted the provisions of ASC 715-60-55, “Compensation – Retirement Benefits – Defined Benefit Plans – Other Postretirement,” prospectively as of the beginning of Fiscal 2008 and recognized a cumulative-effect adjustment of $13,696,000, increasing the liability related to our split-dollar life insurance agreements and reducing the February 3, 2008 balance of retained earnings.

Additional information related to our split-dollar life insurance agreements is as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Net cash surrender value of split-dollar life insurance agreements(1)	$39,981	$35,976
Liability for benefits payable under split-dollar life insurance agreements(2)	12,096	12,356
____________________
(1) Included in “Prepayments and other” in the accompanying consolidated balance sheets.
(2) Included in “Accrued expenses” and “Other non-current liabilities” in the accompanying consolidated balance sheets.

Impact of Recent Accounting Pronouncements

In January 2010 the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 describes amendments that require some new disclosures and clarifies certain existing disclosures about fair value measurements as set forth in ASC 820-10.  These amendments, which were effective for annual and interim periods as of the beginning of Fiscal 2010, did not have a material impact on our financial position or results of operations.

NOTE 2.  DISCONTINUED OPERATIONS

On April 25, 2008 we began to explore a broad range of operating and strategic alternatives for our Crosstown Traders non-core misses apparel catalog titles in order to provide a greater focus on our core brands and to enhance shareholder value.  The Crosstown Traders apparel catalog operations met the requirements to be accounted for as held for sale.  Accordingly, the assets, liabilities, and results of operations of the Crosstown Traders apparel catalogs were reported as discontinued operations in our consolidated financial statements for Fiscal 2008.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Summarized results from discontinued operations were as follows:

	Year Ended
	January 31,
(In thousands)	2009(1)

Net sales	$155,811

Loss from discontinued operations	$(74,922	)(2)
Income tax benefit	0	(3)
Loss from discontinued operations, net of income tax benefit	$(74,922)
____________________
(1) Through September 18, 2008 (the date of sale).
(2) Includes $28,186 of pre-tax losses from operations and a $46,736 pre-tax loss on disposition.
(3)     During Fiscal 2008 we established a valuation allowance against our deferred tax assets (see “NOTE 6. INCOME TAXES” below). As a result of the valuation allowance we did not recognize an income tax benefit for the Fiscal 2008 loss from discontinued operations.

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

During Fiscal 2008 we recognized the following amounts with respect to the sale in our consolidated financial statements:

(In thousands)

Net proceeds from the sale	$34,440
Costs to sell the Crosstown Traders apparel catalog business	2,500
Liability for fair value of transitional services provided to buyer at no cost(1)	7,700
____________________
(1) Amortized to continuing operations over one-year term of transitional services agreements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S food and gifts business.  Details of our accounts receivable are as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Due from customers	$42,235	$38,992
Allowance for doubtful accounts	(5,667)	(5,345)
Net accounts receivable	$36,568	$33,647

Details of the allowance for doubtful accounts are as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Beginning balance	$(5,345)	$(6,018)	$(6,262)
Provision for doubtful accounts	(5,750)	(4,985)	(6,145)
Collections of accounts previously written off	(692)	(659)	(833)
Accounts written off	6,120	6,317	7,222
Ending balance	$(5,667)	$(5,345)	$(6,018)

NOTE 4.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

	Lives		January 29,	January 30,
(Dollars in thousands)	(Years)		2011	2010

Land			$4,928	$5,329
Buildings and improvements	10 to 40		70,388	71,671
Store fixtures	5 to 10		163,064	169,472
Equipment	3 to 10		263,839	252,649
Equipment acquired under capital leases	7		49,122	49,122
Leasehold improvements	10	(1)	471,040	474,541
Construction in progress	–		6,462	4,031
Total at cost			1,028,843	1,026,815
Less: Accumulated depreciation and amortization			733,904	685,915
Accumulated amortization of capital lease assets			38,991	35,817
Total accumulated depreciation and amortization			772,895	721,732
Net property, equipment, and leasehold improvements			$255,948	$305,083
____________________
(1) Or the life of the lease, if shorter.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Depreciation and amortization of property, equipment, and leasehold improvements (including capital leases)	$67,189	$74,245	$90,443

NOTE 5.  INTANGIBLE ASSETS AND GOODWILL

Our goodwill as of January 29, 2011 and January 30, 2010 is attributable to our LANE BRYANT operations within our Retail Stores segment.

During Fiscal 2008 we recognized the following non-cash impairment charges related to our intangible assets and goodwill:

(In thousands)

CATHERINES brand (included in Retail Stores segment)	$43,230
Certain acquired trademarks and tradenames	1,476

NOTE 6.  INCOME TAXES

Loss from continuing operations before income taxes:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Domestic	$(60,698)	$(97,355)	$(205,091)
Foreign	3,842	5,821	11,252
	$(56,856)	$(91,534)	$(193,839)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Income tax benefit for continuing operations:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Current:
Federal	$(5,094)	$(24,183)	$(33,800)
State	291	5,791	3,277
Foreign	371	836	1,426
	(4,432)	(17,556)	(29,097)
Deferred:
Federal	1,206	3,106	16,434
State	352	878	(825)
	1,558	3,984	15,609
	$(2,874)	$(13,572)	$(13,488)

Income tax refunds net of tax payments were as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Net refunds	$(40,034)	$(21,566)	$(22,928)

Reconciliation of the statutory Federal income tax rate to the effective tax rate:

	Year Ended
	January 29,		January 30,	January 31,
	2011		2010	2009

Statutory Federal income tax rate	(35.0)%		(35.0)%	(35.0)%
State income tax, net of Federal income tax	(2.0)		2.0	0.0
Foreign income	(1.7)		(1.3)	(1.3)
Employee benefits	(1.7)		(0.9)	(0.6)
Impairment of goodwill	0.0		0.0	7.8
Valuation allowance	41.0		14.7	22.0
Other, net	(5.7	)(1)	5.7 (2)	0.1
Effective tax rate	(5.1)%		(14.8)%	(7.0)%
____________________
(1) Relates primarily to reductions in Federal interest and penalties during the year in conjunction with the filing of tax accounting method changes.
(2) Relates primarily to Federal interest and penalties recognized during the year.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Components of deferred tax assets and liabilities:

	January 29,	January 30,
(In thousands)	2011	2010

Deferred tax assets
Tax credit and net operating loss carryforwards	$52,091	$28,369
Accounts receivable	1,983	1,870
Inventories	3,056	0
Prepaid and accrued expenses	5,623	6,956
Deferred compensation	9,454	10,956
Property, equipment, and leasehold improvements	27,677	18,798
Accrued restructuring expense	4,240	6,210
Other	11,147	13,476
Total deferred tax assets	115,271	86,635

Deferred tax liabilities
Inventory	0	(1,118)
Goodwill and intangible assets	(50,521)	(46,795)
Deferred rent	(15,558)	(10,874)
Total deferred tax liabilities	(66,079)	(58,787)

Valuation allowance	(97,505)	(74,634)

Net deferred tax liability	$(48,313)	$(46,786)

The net deferred tax liability is presented on the consolidated balance sheet as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Current deferred tax asset	$3,153	$1,729
Long-term deferred tax liability	(51,466)	(48,515)

The following income tax receivables, net, which primarily include amended return receivables as of January 29, 2011; and available net operating loss (“NOL”) carrybacks for Fiscal 2009 and Fiscal 2008, and amended return receivables as of January 30, 2010, are included in “Prepayments and other” on our consolidated balance sheets:

	January 29,	January 30,
(In thousands)	2011	2010

Income tax receivables	$10,733	$50,609

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The decrease in income tax receivables during Fiscal 2010 was principally a result of the receipt of Federal tax refunds that related primarily to our four-year NOL carryback for Fiscal 2008, which was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”), as well as the filing of an amended return.

The Act, signed into law on November 6, 2009, contained a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  We recognized the tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, in the interim period that includes the enactment date of the change.  Accordingly, during the Fiscal 2009 Fourth Quarter we reclassified our Fiscal 2008 NOL carryforward from deferred tax assets to income tax receivable, reduced the valuation allowance previously established for these NOLs, and recognized an income tax benefit of $29,461,000.

During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets was more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we recognized a non-cash provision of $42,681,000 in continuing operations and $18,861,000 in discontinued operations to establish a valuation allowance against our net deferred tax assets.  During Fiscal 2010 and Fiscal 2009 we continued to have a valuation allowance established against our net deferred tax assets.  Accordingly, during Fiscal 2010 we increased our valuation allowance and recognized a non-cash provision of $23,327,000 in continuing operations, and during Fiscal 2009 we increased our valuation allowance and recognized a non-cash provision of $13,481,000 in continuing operations, net of the above benefit resulting from the carryback of our remaining Fiscal 2008 NOLs.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  When our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

As of January 29, 2011 we have U.S. Federal net operating loss carryforwards of $101,445,000 and state net operating loss carryforwards of $98,516,000 that are available to offset future U.S. Federal and state taxable income.  The U.S. Federal net operating loss has a twenty-year carryforward period, with $34,544,000 expiring in 2029 and $66,901,000 expiring in 2030.  The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows:  $13,941,000 in one to five years, $24,167,000 in six to ten years, $16,421,000 in eleven to fifteen years, and $43,987,000 in sixteen to twenty years.  There are other state net operating losses not included in the above amounts that have not been valued as a result of our certainty that they will not be realized in the future.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Reconciliation of the change in our liability for unrecognized tax benefits:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Gross unrecognized tax benefits, beginning of year	$29,773	$29,179	$26,004
Additions/(reductions) for tax positions related to prior years	(1,387)	4,140	3,861
Additions for tax positions related to current year	1,234	183	1,040
Reductions resulting from lapse of applicable statute of limitations	(696)	(287)	(1,403)
Settlements	(131)	(3,442)	(323)
Gross unrecognized tax benefits, end of year	$28,793	$29,773	$29,179

The portion of the liability for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income was $19,055,000 as of January 29, 2011 and $20,151,000 as of January 30, 2010.

A substantial portion of the “Other” deferred tax assets included in the components of deferred tax assets and liabilities above represents deferred tax assets related to unrecognized tax benefits.

Reconciliation of accrued interest and penalties:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Accrued interest and penalties, beginning of year	$18,071	$12,731	$12,575
Interest and penalties recognized during year	(3,316)	5,340	156
Accrued interest and penalties, end of year	$14,755	$18,071	$12,731

The interest and penalties recognized for the year ended January 29, 2011 include reductions in conjunction with the filing of tax accounting method changes.  The interest and penalties recognized for the year ended January 30, 2010 include the impact of the reopening of statutes of limitations caused by amended returns and our Fiscal 2008 loss carryback claim.

Our liabilities for unrecognized tax benefits and accrued interest and penalties are included in “Other non-current liabilities” on our consolidated balance sheets.

As of January 29, 2011 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $3,135,000 due to resolutions of audits related to U.S. Federal and state tax positions.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Our U.S. Federal income tax returns for Fiscal 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) due to statute of limitations and the filing of amended returns and NOL carryback claims.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2006 and subsequent years, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2006 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 2003.

NOTE 7.  LONG-TERM DEBT

	January 29,	January 30,
(In thousands)	2011	2010

1.125% Senior Convertible Notes due May 2014	$140,451	$189,636
Capital lease obligations	6,749	10,116
6.07% mortgage note, due October 2014	9,035	9,777
6.53% mortgage note, due November 2012	2,450	3,850
7.77% mortgage note due December 2011	5,793	6,549
Total long-term debt principal	164,478	219,928
Less unamortized discount on 1.125% Senior Convertible Notes	(24,679)	(42,105)
Long-term debt – carrying value	139,799	177,823
Current portion	(11,449)	(6,265)
Net long-term debt	$128,350	$171,558

During Fiscal 2007 we issued $275,000,000 in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”).  The 1.125% Notes will mature on May 1, 2014 unless earlier repurchased by us or converted.  As of January 29, 2011 we had an aggregate total of $1,215,000 of unamortized underwriting fees and transaction costs, which are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the life of the notes.

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
YEAR ENDED JANUARY 29, 2011
(Continued)

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

In addition, upon a change in control, liquidation, dissolution, or de-listing of our common stock before maturity of the 1.125% Notes (each of which would constitute a “Fundamental Change” as defined in the Indenture), we may be required to repurchase for cash all or a portion of the 1.125% Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, up to but excluding the date of purchase.  As of January 29, 2011 none of the conditions allowing holders of the 1.125% Notes to convert or to require us to repurchase the 1.125% Notes had been met.

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

During Fiscal 2010 we repurchased $49,185,000 aggregate principal amount of 1.125% Notes with $10,094,000 of unamortized discount for a purchase price of $38,260,000 and recognized a gain of $1,907,000 net of unamortized issue costs.  During Fiscal 2009 we repurchased $85,364,000 aggregate principal amount of 1.125% Notes with $20,923,000 of unamortized discount for a purchase price of $50,633,000 and recognized a gain of $13,979,000 net of unamortized issue costs.  Approximately $1,584,000 of the Fiscal 2010 aggregate purchase price and $1,256,000 of the Fiscal 2009 aggregate purchase price was accounted for as a reduction of stockholders’ equity.  In conjunction with the repurchases we unwound a portion of our positions in the call options and warrants that we had purchased and sold in Fiscal 2007 to hedge the impact of the convertible debt (see above), which had an immaterial impact on our consolidated financial statements.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The 1.125% Notes will have no impact on our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because the principal amount of the 1.125% Notes will be settled in cash upon conversion.  Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $15.379 per share using the treasury stock method.  For the first $1.00 by which the price of our common stock exceeds $15.379 per share there would be dilution of approximately 558,000 shares.  Further increases in the share price would result in additional dilution at a declining rate, such that a price of $21.607 per share would result in cumulative dilution of approximately 2,633,000 shares.  Should the stock price exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants using the treasury stock method.  The 1.125% Notes and warrants would have a combined dilutive effect such that, for the first $1.00 by which the stock price exceeds $21.607 per share, there would be cumulative dilution of approximately 3,346,000 shares prior to conversion.  Further increases in the share price would result in additional dilution at a declining rate.

The call options are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.  Upon conversion of the 1.125% Notes the call options will serve to neutralize the dilutive effect of the notes up to a stock price of $21.607 per share.  For the first $1.00 by which the stock price exceeds $21.607 per share the call options would reduce the cumulative dilution of approximately 3,346,000 shares in the example above to approximately 425,000 shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.  The calculations include the impact of our repurchases of a portion of the 1.125% Notes (see above).

Inasmuch as our 1.125% Notes are cash-settled convertible securities, they are separated into their debt and equity components (see “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Senior Convertible Notes” above).  Upon maturity of the 1.125% Notes we will be obligated to repay to holders of the notes the principal value of the notes outstanding as of January 29, 2011 less the principal value of any additional notes that we repurchase prior to maturity.

The principal value, unamortized discount, and net carrying amount of the liability component and the carrying amount of the equity component of the 1.125% Notes were as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Principal amount of 1.125% Senior Convertible Notes	$140,451	$189,636
Unamortized discount	(24,679)	(42,105)
Liability component of 1.125% Senior Convertible Notes	$115,772	$147,531

Equity component of 1.125% Senior Convertible Notes	$88,875	$90,459

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The contractual interest expense, amortization of debt discount, and effective interest rate for the 1.125% Notes were as follows:

	Year Ended
	January 29,	January 30,	January 31,
(Dollars in thousands)	2011	2010	2009

Contractual interest expense	$1,797	$2,590	$3,094
Amortization of debt discount	7,332	9,885	11,032
Total interest expense	$9,129	$12,475	$14,126

Effective interest rate	7.4%	7.4%	7.4%

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

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of January 29, 2011 the applicable rates under the facility were 6.00% (Base Rate plus 2.75%) for Base Rate Loans and 4.01% (LIBOR plus 3.75%) for Eurodollar Rate Loans.

The Agreement provides for customary representations and warranties and affirmative covenants.  The Agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; changes in business; limitations or restrictions affecting subsidiaries; credit card agreements; proprietary credit cards; and changes in control of certain of our subsidiaries.  At any time during which “Excess Availability” (as defined in the Agreement) is less than $40,000,000 we will be required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  The Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Agreement.  Under certain conditions the maximum amount available under the Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Agreement may be accelerated.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

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

As of January 29, 2011 we had an aggregate total of $3,687,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of January 29, 2011.  As of January 29, 2011, we were not in violation of any of the covenants included in the facility.

During Fiscal 2008 we acquired $5,959,000 of distribution center, technology, and office equipment under capital leases.  These capital leases generally have initial terms ranging from 36 months to 72 months and contain a bargain purchase option.  As of January 29, 2011 the imputed interest rates on our outstanding capital leases ranged from 2.28% to 6.30%.

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

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Cash payments for interest(1)	$5,879	$6,655	$6,828
____________________
(1) There was no interest expense capitalized during the periods presented.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Aggregate maturities of long-term debt and minimum lease payments under capital leases during the next five fiscal years are as follows:

	Year Ended
	January 28,	February 2,	February 1,	January 31,	January 30,
(In thousands)	2012	2013	2014	2015	2016

Mortgage notes	$7,980	$1,888	$891	$6,519	$0
Capital lease obligations	3,468	2,162	1,118	0	0
1.125% Senior Convertible Notes	0	0	0	140,451	0
	$11,448	$4,050	$2,009	$146,970	$0

Minimum lease payments under capital leases(1)	$3,775	$2,299	$1,149	$0	$0
____________________
(1) Includes aggregate imputed interest of $474.

NOTE 8.  STOCKHOLDERS’ EQUITY

Our authorized shares consist of:

•	1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized;

•	300,000,000 shares of common stock, $.10 par value.

From Fiscal 1997 through Fiscal 2002 our Board of Directors granted authority to repurchase up to 26,350,662 shares of our common stock, including 6,350,662 shares of common stock issued to Limited Brands, Inc. (“Limited Brands”) in connection with our acquisition of LANE BRYANT.  From Fiscal 1997 through Fiscal 2008 we repurchased all of the shares authorized under these programs, which included shares purchased on the open market as well as the shares repurchased from Limited Brands.  During Fiscal 2008 we repurchased an aggregate total of 1,499,561 shares for $8,334,000 under these programs.  As of January 29, 2011 no shares remain available for repurchase under these programs.

In November 2007 our Board of Directors authorized a new $200,000,000 share repurchase program.  We intend to make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  This repurchase program has no expiration date.  During Fiscal 2008 we repurchased an aggregate total of 505,406 shares of common stock for $2,635,000 under this program.  As of January 29, 2011, $197,365,000 was available for future repurchases under this program.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

As of January 29, 2011 we held an aggregate total of 38,617,180 treasury shares with an aggregate cost of $348,400,000.  Our revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for 30 days before such repurchase, immediately after such repurchase, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.

NOTE 9.  STOCK-BASED COMPENSATION PLANS

2010 Stock Award and Incentive Plan

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

The 2010 Plan provides for a broad range of awards, including stock options; stock appreciation rights (“SARs”); restricted stock units (“RSUs”); restricted stock awards (“RSAs”); deferred stock; other stock-based awards; dividend equivalents; performance shares or other stock-based performance awards; cash-based performance awards; and shares issuable in lieu of rights to cash compensation.  Stock options include both incentive stock options and non-qualified stock options.  Executive officers and other employees of Charming Shoppes, Inc. and its subsidiaries, non-employee directors, consultants, and others who provide substantial services to us are eligible for awards under the 2010 Plan.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Additional information related to the 2010 Plan is as follows:

Year Ended
January 29,
2011

RSUs granted	324,206
Weighted average market price at date of grant	$4.76
RSUs outstanding at end of period	324,206

2004 Stock Award and Incentive Plan

Our 2004 Plan was approved by our Board of Directors and our shareholders in Fiscal 2004.  In 2009 our shareholders re-approved the material terms of the performance goals under the 2004 Plan in order to preserve our Federal income tax deduction for performance-based awards under the plan.  This plan replaced our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”), our 1999 Associates’ Stock Incentive Plan (the “1999 Plan”), and our 2000 Associates’ Stock Incentive Plan (the “2000 Plan”), which are described below.  As a result of the adoption of our 2010 Plan (see above), no further awards will be granted under this plan.  The plan was administered by our Board of Directors and its Compensation Committee.

The 2004 Plan provided for the grant of options (including both incentive and non-qualified stock options), RSAs, SARs, RSUs, and a variety of other types of awards.  Awards representing an aggregate of up to 6,500,000 shares of our common stock, together with shares remaining available under the 1993 Plan and shares recaptured from outstanding awards under the 1993 Plan, 1999 Plan, and 2000 Plan, could be issued under this plan.  Of the aggregate shares available, up to 2,000,000 shares could be issued in connection with “full-value” awards (equity awards for which a participant does not pay at least the grant-date fair market value of the award, such as RSAs or RSUs).  Additional shares could be used for full-value awards by reducing the number of shares that remained available for options, SARs, and other non-full-value awards by three shares for each share to be used for full-value awards in excess of the 2,000,000 share limit.

The aggregate number of shares subject to awards granted under the 2004 Plan in any fiscal year could not exceed 2% of our common stock on a fully diluted basis as of the last day of the preceding fiscal year.  The 2004 Plan prohibits the amendment or replacement of options or SARs granted under the plan in a transaction that constitutes a “re-pricing” under generally accepted accounting principles without shareholder approval.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Additional information related to our 2004 Plan is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

RSUs granted	300,417	0	824,879
Weighted average market price at date of grant	$5.15	–	$5.05
Shares issued under RSAs/RSUs	256,485	253,671	601,005
Cancellations of RSAs/RSUs	63,396	258,761	938,333
RSAs/RSUs outstanding at year-end	692,801	712,265	1,224,697
SARs exercisable at year-end	911,660	314,919	231,660

2003 Non-Employee Directors Compensation Plan

Our 2003 Plan was approved by shareholders in Fiscal 2003.  Directors who are not employed by our company are eligible to participate in the plan.  Our Board of Directors administers the plan and approves the form and amount of awards under the plan.  This plan provided for the grant of stock options, SARs, RSAs, RSUs, or deferred shares of up to an aggregate total of 600,000 shares of our common stock.  No more than 50% of the shares reserved for issuance under the plan could be issued as restricted stock awards or RSUs.  As a result of the adoption of the 2010 Plan (see above), shares for equity awards to our non-employee directors under the 2003 Plan, including grants of awards in Fiscal 2010, will also be drawn from the 2010 Plan and no further awards will be granted from remaining shares which were reserved under the 2003 Plan.  The 2003 Plan is a sub-plan under the 2010 Plan and represents the policy-governing directors’ compensation, which is subject to modification or replacement from time to time by the Board of Directors.

Under the 2003 Plan annual RSUs for a number of shares equivalent to $135,000 of aggregate market value on the date of grant were granted to each non-employee director serving at the date of our Annual Meeting of Shareholders.  Each RSU represents a right to receive one share of common stock or cash of equal value, at the company’s option, at the date of vesting or, if deferred by the director, at a later date after termination of service.  Non-employee directors could also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees.

The exercise price of options or SARs granted under the 2003 Plan could not be less than the fair market value of our common stock on the date of grant.  The maximum term of options and SARs issued under the plan is ten years.  The plan includes a provision that options previously granted under the plan will not be amended or replaced in a transaction that constitutes a “re-pricing” as defined in the plan without shareholder approval.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Additional information related to our 2003 Plan is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

RSUs granted	0	0	33,000
Weighted average market price at date of grant	–	–	$4.58
Shares issued under RSAs/RSUs	0	15,334	58,920
RSUs vested with issuance deferred	0	0	46,116
RSAs/RSUs outstanding at year-end	0	0	15,334
Options exercisable at year-end	120,658	263,158	331,158

2000 Associates’ Stock Incentive Plan

The 2000 Plan was adopted by our Board of Directors in Fiscal 2000 and provided for the grant of options, SARS, RSAs, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock.  The form of the grants, exercise price, and maximum term, where applicable, were at the discretion of our Board of Directors and its Compensation Committee.  As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 2000 Plan.  Additional information related to our 2000 Plan is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Shares issued under RSAs	0	58,560	123,630
Cancellations of RSAs	0	0	15,900
RSAs outstanding at year-end	0	0	58,560
Options exercisable at year-end	214,300	439,060	528,720

1999 Associates’ Stock Incentive Plan

The 1999 Plan, adopted by our Board of Directors in Fiscal 1999, provided for the grant of options to purchase up to an aggregate total of 1,000,000 shares of our common stock.  The exercise price of such options could not be less than the fair market value on the date of grant.  The maximum term of options issued under the plan is ten years.  As a result of our adoption of the 2004 Plan, no further options or awards may be granted under the 1999 Plan.  Additional information related to our 1999 Plan is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Options exercisable at year-end	0	0	62,900

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

1993 Employees’ Stock Incentive Plan

The 1993 Plan provided for the grant of options or RSAs for up to an aggregate total of 10,898,726 shares of common stock plus 1,843,258 unissued shares available under our discontinued 1990 Employees’ Stock Incentive Plan.  The form of the grants and exercise price, where applicable, were at the discretion of our Board of Directors and its Compensation Committee (formerly the Compensation and Stock Option Committee).  The maximum term of options issued under the 1993 Plan is ten years.  As a result of the adoption of the 2004 Plan, we will no longer issue options or RSAs under this plan.  Additional information related to our 1993 Plan is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Shares issued under RSAs	0	73,440	200,850
Cancellations of RSAs	0	0	2,000
RSAs outstanding at year-end	0	0	73,440
Options exercisable at year-end	149,640	280,640	498,640

1988 Key Employee Stock Option Plan

Our 1988 Plan provides for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock.  The exercise price of options granted under this plan is $1.00 per share.  As a result of the adoption of the 2010 Plan (see above), no further awards will be granted under this plan.  Additional information related to our 1988 Plan is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Options exercisable at year-end	5,884	8,504	20,984

The shares issued and options granted under the above plans are subject to forfeiture if the employees do not remain employed by us for a specified period of time.  Service-based awards issued under the 2010 Plan and 2004 plan generally vest over 4 to 5 years.  Under the 2003 Plan, shares issued and options granted are subject to forfeiture if the individual does not remain a Director of the Company for a specified period of time except, under certain circumstances, in the case of retirement or voluntary termination.  Options issued under the 1988 Plan are service-based and generally vest over 5 years.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The table below summarizes options/SARs activity:

		Weighted
		Average
	Option	Exercise	Exercise Prices
	Shares	Price	Per Share

Outstanding at February 2, 2008	1,894,874	$5.952	$1.00	–	$13.84
Granted – exercise price equal to market price(1)	3,475,674	4.569	1.13	–	5.64
Granted – exercise price less than market price	14,000	1.000	1.00	–	1.00
Canceled/forfeited	(1,857,665)	5.097	1.00	–	12.48
Exercised	(234,498)	4.016	1.00	–	5.47
Outstanding at January 31, 2009	3,292,385	5.091	1.00	–	13.84
Granted – exercise price equal to market price(1)	4,775,360	1.744	0.99	–	5.72
Canceled/forfeited	(970,310)	4.482	1.00	–	11.28
Exercised	(20,482)	2.200	1.00	–	4.78
Outstanding at January 30, 2010	7,076,953	2.924	0.99	–	13.84
Granted – exercise price equal to market price	1,032,607	5.048	3.54	–	6.62
Canceled/forfeited(2)	(1,978,215)	3.522	0.99	–	11.28
Exercised	(33,192)	1.448	1.00	–	2.93
Outstanding at January 29, 2011(3)	6,098,153	$3.098	$1.00	–	$13.84
____________________
(1) Includes “inducement grants” in accordance with Nasdaq Marketplace Rule 5635(c)(4) of SARs relating to 709,646 shares in Fiscal 2008 and 1,250,000 shares in Fiscal 2009.
(2) Includes 543,150 shares in Fiscal 2010 related to “inducement grants” (see Note (1) above).
(3) Includes 1,416,496 shares related to “inducement grants” (see (1) above), of which 427,848 shares were exercisable as of January 29, 2011.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options/SARs outstanding and options/SARs exercisable as of January 29, 2011 for the ranges of exercise prices shown:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
Ranges of Exercise Prices	Shares	Price	(Years)

$0.00– $1.00:
Options/SARs outstanding	21,091	$1.000	1.5
Options exercisable	5,884	1.000	1.5
$1.01– $5.00:
Options/SARs outstanding	4,755,399	$2.337	3.4
Options/SARs exercisable	1,351,246	2.102	0.9
$5.01– $10.00:
Options/SARs outstanding	1,290,430	$5.737	4.2
Options/SARs exercisable	441,627	6.671	0.6
$10.01– $13.84:
Options outstanding	31,233	$11.381	5.4
Options exercisable	31,233	11.381	5.4

The table below summarizes certain additional information with respect to our options, SARs and awards:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Aggregate intrinsic value of options/SARs outstanding at year-end(1)	$0	$20,610	$0
Aggregate intrinsic value of options/SARs exercisable at year-end(1)	0	0	0
Aggregate market value of unvested stock awards at year-end	3,112	4,157	1,341

Aggregate intrinsic value of options/SARs exercised during the year(2)	78	65	358
Aggregate market value of stock awards vested during the year	1,538	875	5,140
____________________
(1) Aggregate market value at year-end less aggregate exercise price.
(2) Aggregate market value on date of exercise less aggregate exercise price.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Total stock-based compensation expense was as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Stock-based compensation expense, excluding cash-settled RSUs	$4,698	$6,844	$5,576
Stock-based compensation expense, cash-settled RSUs	4	819	207
Total stock-based compensation expense	$4,702	$7,663	$5,783

Total stock-based compensation not yet recognized, related to the non-vested portion of stock options, SARs, restricted stock awards, and RSUs outstanding, was $6,764,000 as of January 29, 2011.  The weighted-average period over which we expect to recognize this compensation is approximately 3 years.

In applying the Black-Scholes model to determine the fair value of stock options and SARs we used the following assumptions: historically estimated stock price volatilities of 45.0 to 93.7; a dividend yield of 0.0%; expected lives, based on historical experience, of 6 to 7 years; and risk-free interest rates of 1.88% to 4.06%.  For our Employee Stock Purchase Plan we used historically estimated stock price volatilities of 54.2 to 266.5; a dividend yield of 0.0%; actual life of 3 months; and risk-free interest rates of 0.00% to 2.08%.

The weighted average grant date fair values for options and SARs granted, using the Black-Scholes model and assumptions described above, are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Exercise price equal to market price	$4.06	$1.35	$2.39
Exercise price less than market price	–	–	4.86

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

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Shares purchased	138,415	257,238	212,430
Weighted average market price at date of grant	$4.49	$2.57	$4.99

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

As of January 29, 2011 the following shares were available for future grants under our various stock plans:

2010 Stock Award and Incentive Plan	6,698,894
Employee Stock Purchase Plan	408,675

NOTE 10.  CUSTOMER LOYALTY CARD PROGRAMS

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs we incur in connection with administering these programs as selling, general, and administrative expenses when incurred.

Our FASHION BUG brand offers a customer loyalty card program that we operate under our FASHION BUG private-label credit card program.  Like our other loyalty programs, this program entitles customers to various discounts and other benefits upon payment of an annual membership fee.  The program provides customers with the option to cancel their membership within 30 days, entitling them to a full refund of their annual fee.  The FASHION BUG brand also offers a loyalty card program that does not charge membership fees.

Our CATHERINES brand offers a loyalty card program that entitles customers to various discounts and other benefits upon payment of an annual membership fee.

Our LANE BRYANT brand offers a loyalty program in connection the LANE BRYANT proprietary credit card.  Cardholders earn points for purchases using the credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with this program.

Additional information with respect to our various loyalty card programs is as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

FASHION BUG loyalty card revenues recognized	$9,187	$10,772	$11,957
CATHERINES loyalty card revenues recognized	9,473	8,882	8,957
Accrual at end of year for discounts earned but not yet issued and discounts issued but not yet redeemed	2,277	3,161	3,597

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

NOTE 11.  SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS

In Fiscal 2009 we sold our proprietary credit card receivables programs to World Financial Network National Bank (“WFNNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”), and entered into ten-year operating agreements (the “operating agreements”) with Alliance Data for the provision of private-label credit card programs for our customers.  We received net cash proceeds of $136,647,000 related to the transaction and recognized one-time net charges as a result of the sale of $14,237,000, primarily related to contract termination, transaction, severance, and retention costs.  Further information regarding our proprietary credit card receivables programs is included in “NOTE 16.  ASSET SECURITIZATION” below.

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

Gross proceeds from the transaction were $166,647,000.  Approximately $30,000,000 of the gross proceeds was used to fund the termination of contractual obligations related to the transaction as well as exit costs.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

We receive ongoing payments from Alliance Data under the operating agreements based on credit sales generated by our private-label credit card customers.  These payments are recognized as a reduction of selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables program prior to the sale.  Alliance Data assumed the servicing obligations for the Trust, which was renamed the World Financial Network Credit Card Trust II, effective as of the date of sale.  Therefore, we have no further obligations with respect to financing our credit card programs.  The operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

NOTE 12.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS

During Fiscal 2010 we performed an impairment review of long-lived assets and identified 157 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During Fiscal 2009 we performed an impairment review of long-lived assets and identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  During Fiscal 2008 we identified 272 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized non-cash impairment charges to write down the long-lived assets (primarily leasehold improvements) at these stores to their respective fair values.  Due to the nature of the assets being written down (primarily leasehold improvements) and our past history of abandoning such assets, we have determined the fair value of the assets to be minimal.

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

During the fourth quarter of Fiscal 2008 we performed a goodwill impairment test for each of our reporting units that had recorded goodwill and indefinite-lived intangible assets (LANE BRYANT, CATHERINES, and FIGI’S).  Based on that impairment test we determined that our CATHERINES goodwill was impaired.  Accordingly, we recognized a non-cash impairment charge related to the CATHERINES goodwill.  In addition, we recognized a non-cash impairment charge as a result of our plans to discontinue the use of certain other acquired trademarks and tradenames.

The non-cash impairment charges recognized in connection with these write-downs were as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Impairment of store assets	$17,054	$15,741	$36,792
Impairment of CATHERINES goodwill	0	0	43,230
Impairment of trademarks and tradenames	0	0	1,476
Total impairment charges	$17,054	$15,741	$81,498

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

NOTE 13.  RESTRUCTURING AND OTHER CHARGES

The following tables summarize our restructuring and other costs:

					Total
	Costs	Costs Incurred	Estimated		Estimated/
	Incurred	for Fiscal Year	Remaining		Actual
	As of	Ended	Costs		Costs as of
	January 30,	January 29,	To be		January 29,
(In thousands)	2010	2011(1)	Incurred		2011

Fiscal 2010 Announcements
Closing of under-performing stores:
Non-cash impairment charge for CATHERINES stores in outlet locations	$0	$3,210	$0		$3,210
Store lease termination and other charges	0	0	7,000		7,000
Severance for departure of former CEO	0	2,898	0		2,898

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Non-cash accelerated depreciation	643	(31)	0		612
Store lease termination charges	1,215	(145)	0		1,070
Other non-cash costs	195	0	0		195
Closing of under-performing stores:
Store lease termination charges	749	1,942	3,300		5,991

Fiscal 2007 and Fiscal 2008 Announcements
Lease termination and accretion charges	11,141	434	1,884	(2)	13,459
Severance, retention, and other costs	4,963	160	5		5,128
Closing of under-performing stores:
Store lease termination charges	8,053	252	0		8,305
Total	$26,959	$8,720	$12,189		$47,868
____________________
(1)     Excludes $56 of retention costs related to the sale of our proprietary credit card receivables programs, which are included in “Restructuring and Other Charges” in the accompanying condensed consolidated statement of operations and comprehensive income for the year ended January 29, 2011.

(2) Accretion charges related to lease termination liability for retained non-core misses apparel assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Year Ended		Accrued
	as of	January 29, 2011		as of
	January 30,	Costs	Payments/	January 29,
(In thousands)	2010(1)	Incurred	Settlements	2011(1)

Fiscal 2010 Announcements
Severance for departure of former CEO	$0	$2,411	$(501)	$1,910

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	1,215	(145)	(471)	599
Closing of under-performing stores:
Store lease termination charges	714	1,942	(1,552)	1,104

Fiscal 2007 and Fiscal 2008 Announcements
Severance and retention costs(2)	1,941	2	(1,943)	0
Non-core misses apparel assets:
Lease termination charges	10,285	434	(3,645)	7,074
Other costs	158	0	(5)	153
Transformational initiatives:
Severance and retention costs	236	158	(277)	117
Closing of under-performing stores:
Store lease termination charges	1,415	252	(869)	798
Total	$15,964	$5,054	$(9,263)	$11,755
____________________
(1) Included in “Accrued expenses” in the accompanying consolidated balance sheets.
(2) Primarily severance for departure of former CEO, the closing of our LANE BRYANT WOMAN catalog, and the elimination of other positions.

Fiscal 2010 Announcements

Fiscal 2010 Closure of Under-performing Stores

During the Fiscal 2010 Fourth Quarter we announced the planned closing of approximately 215 additional under-performing stores of which a majority are FASHION BUG stores.  We expect to close 200 of these under-performing stores in Fiscal 2011.  Included in the 215 under-performing store closures are 30 CATHERINES stores in outlet locations that did not meet our profitability objectives and therefore will be closed over a two year period.  As a result of the decision to close the CATHERINES stores in outlet locations, we recognized a non-cash impairment charge of $3,210,000.  We expect to incur approximately $7,000,000 for lease termination and other costs primarily related to the closing of the CATHERINES stores in outlet locations over the next two years to complete the above closures.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Fiscal 2010 Departure of Former CEO

As a result of the resignation of our former chief executive officer during the Fiscal 2010 Third Quarter we recognized severance and related costs, including accelerated stock compensation costs, in accordance with the severance agreement.  The liability as of January 29, 2011 represents the remaining severance obligation that is scheduled to be paid to him over the next two years.

Fiscal 2009 Announcements

Fiscal 2009 Closure of Under-performing Stores

During the Fiscal 2009 Fourth Quarter we performed an impairment review of long-lived assets and identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows (see “NOTE 12.  IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” above).  In conjunction with that review we announced a store closing program for approximately 40 – 50 of those impaired stores.  As a result of the decision to close these stores we incurred lease termination charges and expect to close approximately 40 remaining stores by the end of Fiscal 2011.

Closing of PETITE SOPHISTICATE OUTLET Stores

To further focus on our core brands, we closed our PETITE SOPHISTICATE OUTLET stores during Fiscal 2009 and converted a majority of the space to CATHERINES stores in outlet locations during Fiscal 2010.  As a result of the decision to close and convert these stores, we recognized non-cash depreciation, lease termination costs, and other closure costs.

Fiscal 2007 and Fiscal 2008 Announcements

Fiscal 2008 Departure of Former CEO

As a result of the resignation of our former chief executive officer during the Fiscal 2008 Second Quarter we recognized severance and related costs, including accelerated stock compensation costs, in accordance with the employment agreement.  The liability as of January 30, 2010 represented the remaining severance obligation that was paid during Fiscal 2010 in accordance with her separation agreement.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Non-core Misses Apparel Assets

As part of the definitive agreement for the sale of the Crosstown Traders apparel catalogs (see “NOTE 2.  DISCONTINUED OPERATIONS” above), we retained certain components of the infrastructure of the Crosstown Traders apparel catalogs.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands (the purchaser) to provide certain services, including information technology, use of existing facilities, and financial services.  Subsequent to the transitional period, which ended during the Fiscal 2009 Third Quarter, we were responsible for the remaining lease liabilities for the retained facilities.  Additionally, we recognized non-cash accelerated depreciation related to the retained fixed assets over the transitional services period.  We recognized a lease termination liability of approximately $11,141,000 as a result of the termination of the transitional service agreements when we ceased to use the retained leased facilities.  The lease termination liability represents the present value of the remaining lease liability, less estimated sub-lease rental income, discounted using a credit-adjusted risk-free rate, and was initially recorded at fair value using a “Level 3” fair value measurement (based on unobservable inputs that are not corroborated by market data).

Transformational Costs

We began to execute on a new multi-year strategy in Fiscal 2008 with the assistance of experienced third-party retail consultants to ensure the viability of the Company and our brands, enhance our competitive position, and to improve our financial results over time.  The strategy encompassed refocusing on our core retail brands; simplifying the business by eliminating distractions and divesting non-core assets; substantially reducing operating expenses and streamlining operations; and maintaining and protecting our strong balance sheet and liquidity position.

Shutdown of LANE BRYANT WOMAN Catalog

During the Fiscal 2008 Third Quarter we decided to discontinue our LANE BRYANT WOMAN catalog.  As a result of this decision we recognized a markdown allowance of $4,220,000, which is included in cost of goods sold in Fiscal 2008, to properly state inventory at the lower of cost or market.  Additionally, we recognized severance and retention costs for the elimination of approximately 100 positions and non-cash accelerated depreciation related to fixed assets that we ceased to use after the closure of the catalog.  We completed the shutdown of LANE BRYANT WOMAN catalog during the Fiscal 2009 Second Quarter.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Fiscal 2008 Closure of Under-performing Stores

In the Fiscal 2008 Fourth Quarter we announced a store closing program for approximately 100 under-performing stores.  As a result of the decision to close these stores we incurred non-cash accelerated depreciation in Fiscal 2009. We completed the under-performing store closing program in Fiscal 2009.

figure Magazine Shutdown Costs

In the Fiscal 2008 Fourth Quarter we decided to shutdown our figure magazine operation.  As a result of this decision, we incurred contract termination costs in accordance with the terms of our third-party agreement.  We completed the shutdown of the figure magazine in the second quarter of Fiscal 2009.

NOTE 14.  EMPLOYEE RETIREMENT BENEFIT PLANS

We provide a comprehensive retirement benefit program for our employees.  The program includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust.  The 401(k) plan includes a provision for a matching company contribution of 50% of the participant’s elective contribution on up to 6% of the participant’s compensation.  As of the beginning of April 2009 the matching company contribution for this plan was suspended, and no matching company contributions have been made to the plan through January 29, 2011.  Participating employees are immediately vested in their own contributions.  Full vesting in the matching company contribution occurs on the earlier of the participant’s attainment of 5 years of service or upon retirement, death, or disability, as defined in the plan.  Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.  The program also provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements.  Contributions to this plan are completely discretionary and are determined by our Board of Directors on an annual basis.  There were no contributions to the profit-sharing plan during Fiscal 2010, Fiscal 2009, or Fiscal 2008.

We provide a non-qualified deferred compensation plan to officers and certain key executives.  Under this plan participants may contribute up to 77% of their base compensation and 90% of bonus compensation.  This plan includes a provision for a matching company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan.  As of the beginning of April 2009 the matching company contribution for this plan was suspended, and no matching company contributions have been made to the plan through January 29, 2011.

Through December 31, 2008 we also provided a non-qualified defined contribution supplemental retirement plan for certain management and key executives.  Under this plan we contributed amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan.

We discontinued the non-qualified defined contribution supplemental retirement plan effective as of December 31, 2008 and ceased making retirement credits to the plan.  In addition, we reduced the interest rate to be credited on participants’ accounts under the plan to 3.5% and participants’ accounts became fully vested.  Distribution of participant accounts occur over one-to-three years based on the account balance.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The total expenses for our employee retirement benefit plans are as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

401(k) plan	$0	$145	$3,243
Non-qualified deferred compensation plan	(138)	248	1,512
Non-qualified supplemental retirement plan	36	357	2,960
Total retirement benefit plans expenses/(income)	$(102)	$750	$7,715

The accrued benefits liabilities for our non-qualified plans at the end of the fiscal year are as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Non-qualified deferred compensation plan	$10,279	$12,812
Non-qualified supplemental retirement plan	671	2,393
Total accrued non-qualified plan benefits	$10,950	$15,205

NOTE 15.  NET LOSS PER SHARE

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Basic weighted average common shares outstanding	115,829	115,626	114,690

Loss from continuing operations	$(53,982)	$(77,962)	$(180,351)
Loss from discontinued operations, net of income taxes in 2007	0	0	(74,922)
Net loss used to determine diluted net loss per share	$(53,982)	$(77,962)	$(255,273)

Stock options, stock appreciation rights, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.  Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “NOTE 7. LONG-TERM DEBT” above for further information regarding our 1.125% Notes, call options, and warrants.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
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

NOTE 16.  ASSET SECURITIZATION

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

The sale of the Crosstown Traders portfolio enabled us to pay off and terminate a related conduit securitization facility that was dedicated to these receivables.  The sale of the credit card receivables and the elimination of funding-related cash collateral requirements, less the prepayment of securitized indebtedness, resulted in net cash proceeds to us of $12,455,000.

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
YEAR ENDED JANUARY 29, 2011
(Continued)

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

We recognized the following activity related to the I/O strip:

	Year Ended
	January 30,	January 31,
(In thousands)	2010(1)	2009

Value of the I/O strip at beginning of year	$19,298	$23,259
Additions to the I/O strip	19,402	34,353
Amortization of the I/O strip	(21,925)	(38,347)
Valuation adjustments	4,939	33
Sale of asset securitization program	(21,714)	0
Value of the I/O strip at end of year	$0	$19,298
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

We recognized the following activity related to the servicing liability:

	Year Ended
	January 30,	January 31,
(In thousands)	2010(1)	2009

Value of the servicing liability at beginning of year	$3,046	$3,038
Additions to the servicing liability	2,978	5,175
Amortization of the servicing liability	(3,040)	(5,167)
Sale of asset securitization program	(2,984)	0
Value of the servicing liability at end of year	$0	$3,046
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

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

The impact of our securitization activity on our consolidated statements of operations and comprehensive income was as follows (all items are included in selling, general, and administrative expenses):

	Year Ended
	January 30,	January 31,
(In thousands)	2010(1)	2009

Gain on sale of receivables to the Trust	$19,402	$34,353
Amortization of the I/O strip	(21,925)	(38,347)
Valuation adjustments of the I/O strip	4,939	33
Residual cash flow earned related to I/O interest(2)	68,326	104,750
Additions to the servicing liability	(2,978)	(5,175)
Amortization of the servicing liability	3,040	5,167
Decrease in selling, general, and administrative expenses	$70,804	$100,781
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).
(2) Includes servicing fees of $7,228 in Fiscal 2009 and $11,258 in Fiscal 2008.

The cash flow related to our sale of the receivables to the Trust, the activity related to amortization and valuation adjustments to the I/O Strip and servicing liability, and the activity related to the excess spread revenues have been treated as operating cash flows.  These activities have been included in net cash provided by operating activities on the consolidated statements of cash flows.

Our purchases and (sales) of certificates issued by the Trust, which have been reported as investing cash flows, were as follows

	Year Ended
	January 30,	January 31,
(In thousands)	2010(1)	2009

Purchases/(sales) of certificates issued by the Trust	$(51,400)	$(285)
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

The following table presents additional information relating to the receivables in our Trust prior to the sale of the credit card portfolio:

	Year Ended
	January 30,	January 31,
(In thousands)	2010(1)	2009

Proceeds from sales of new receivables to QSPE	$530,544	$861,730
Collections reinvested in revolving-period securitizations	674,185	1,065,207
Cash flows received on retained interests	68,326	104,750
Servicing fees received	7,228	11,258
Net credit losses	37,035	47,669
Investor certificates outstanding at end of year	–	544,100
Credit card balances 90 or more days delinquent at end of year	–	23,422
____________________
(1) Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

We were the servicer of the receivables transferred to the QSPEs and we received a servicing fee of approximately 2% of the investor interest.  We held certificates and retained interests in our securitizations (see below), which were sold to Alliance Data in connection with the sale of our proprietary credit card receivables programs (see “NOTE 11.  SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” above).

The key assumptions used to value our retained interest were as follows:

	October 30,	January 31,
	2009(1)	2009

Payment rate	11.2 – 13.8%	12.1 – 14.6%
Residual cash flows discount rate	15.5 – 16.5%	15.5 – 16.5%
Net credit loss percentage	7.25 – 12.0%	6.75 – 11.75%
Average life of receivables sold	0.6 – 0.7 years	0.6 – 0.7 years
____________________
(1) The date of sale of the proprietary credit card receivables programs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

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

October 30,
(In thousands)	2009(1)

Trading securities:
I/O Strip	$21,714
Retained interest (primarily collateralized cash)	63,683

Available-for-sale securities:
Ownership interest	51,250

Investment in asset-backed securities	$136,647
____________________
(1) The date of sale of the proprietary credit card receivables programs.

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

Our rent expense was as follows:

	Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Minimum rent	$182,532	$197,986	$222,457
Percentage rent	3,468	3,422	3,666
Other occupancy costs(1)	81,145	91,595	100,689
	$267,145	$293,003	$326,812
____________________
(1) Primarily real estate taxes and common area maintenance charges.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are as follows:

	Year Ended
	January 28,	February 2,	February 1,	January 31,	January 30,
(In thousands)	2012	2013	2014	2015	2016	Thereafter

Minimum annual rent commitments	$192,106	$148,238	$106,996	$76,779	$58,632	$83,571

Deferred rent liabilities related to rent escalations and landlord incentives or allowances included in other non-current liabilities on our consolidated balance sheets were as follows:

	January 29,	January 30,
(In thousands)	2011	2010

Deferred rent liabilities	$99,518	$110,055

NOTE 18.  SEGMENT REPORTING

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

The accounting policies of the segments are generally the same as those described in “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” above.  Our chief operating decision-makers evaluate the performance of our operating segments based on a measure of their contribution to operations, which consists of net sales less the cost of merchandise sold and certain directly identifiable and allocable operating costs.  We do not allocate certain corporate costs, such as shared services, information systems support, and insurance to our Retail Stores or Direct-to-Consumer segments.  Operating costs for our Retail Stores segment consist primarily of store selling, buying, occupancy, and warehousing.  For our Direct-to-Consumer segment, operating costs consist primarily of catalog development, production, and circulation; e-commerce advertising; warehousing; and order processing.

Corporate and Other net sales consist primarily of revenue related to our figure magazine, which we discontinued during Fiscal 2009.  Corporate and Other operating costs include unallocated general and administrative expenses; shared services; insurance; information systems support; corporate depreciation and amortization; corporate occupancy; and other non-routine charges.  Operating contribution for the Retail Stores and Direct-to-Consumer segments less Corporate and Other net expenses equals income before interest and income taxes.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
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

Selected financial information for our operations by reportable segments and a reconciliation of the information by segment to our consolidated totals is shown in the table on the next page.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer(1)	and Other		Consolidated

Fiscal 2010
Net sales	$1,946,668	$115,151	$0		$2,061,819
Depreciation and amortization	54,489	1,086	12,764		68,339
Loss from operations	53,589	8,894	(106,478	)(2)	(43,995)
Gain on repurchases of 1.125% Senior Convertible Notes	–	–	1,907		1,907
Net interest expense and other income	–	–	(14,768)		(14,768)
Income tax benefit	–	–	2,874		2,874
Loss from continuing operations	53,589	8,894	(116,465)		(53,982)
Capital expenditures	20,956	669	14,153		35,778

As of January 29, 2011
Total assets	$615,540	$82,534	$324,584		$1,022,658

Fiscal 2009
Net sales	$1,947,546	$116,630	$426		$2,064,602
Depreciation and amortization	59,694	1,330	15,278		76,302
Loss from operations	65,290	2,649	(155,487	)(3)	(87,548)
Gain on repurchases of 1.125% Senior Convertible Notes	–	–	13,979		13,979
Net interest expense and other income	–	–	(17,965)		(17,965)
Income tax benefit	–	–	13,572		13,572
Loss from continuing operations	65,290	2,649	(145,901)		(77,962)
Capital expenditures	11,310	42	11,298		22,650

As of January 30, 2010
Total assets	$666,339	$78,519	$412,631		$1,157,489

Fiscal 2008
Net sales	$2,305,903	$167,548	$1,447		$2,474,898
Depreciation and amortization	66,327	1,477	25,937		93,741 (4)
Loss from operations	73,250	(12,141)	(239,918	)(5)	(178,809)
Net interest expense and other income	–	–	(15,030)		(15,030)
Income tax benefit	–	–	13,488		13,488
Loss from continuing operations	73,250	(12,141)	(241,460)		(180,351)
Capital expenditures	48,247	362	6,710		55,319 (4)

As of January 31, 2009
Total assets	$734,820	$90,450	$451,871		$1,277,141
____________________
(1) Includes LANE BRYANT WOMAN catalog and shoetrader.com, which were discontinued during the second quarter of Fiscal 2009.
(2)     Includes impairment of store assets of $17,054 and restructuring and other costs of $8,776 (see “NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above).

(3) Includes impairment of store assets of $15,741 and restructuring and other costs of $31,719.
(4) Excludes $776 of depreciation and amortization and $481 of capital expenditures in Fiscal 2008 related to our discontinued operations.
(5) Includes impairment of store assets goodwill, and trademarks of $81,498 and restructuring and other costs of $33,145.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
(Continued)

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	January 29, 2011		January 30, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$117,482	$117,482	$186,580	$186,580
Available-for-sale securities	0	0	200	200

Liabilities:
1.125% Senior Convertible Notes due 2014	115,772	118,681	147,531	141,279
6.07% mortgage note, due October 2014	9,035	8,887	9,777	9,068
6.53% mortgage note, due November 2012	2,450	2,451	3,850	3,763
7.77% mortgage note, due December 2011	5,793	5,921	6,549	6,560

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

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	First		Second		Third		Fourth
(In thousands, except per share amounts)	Quarter		Quarter		Quarter		Quarter

Fiscal Year Ended January 29, 2011
Net sales	$504,805		$517,564		$463,619		$575,831
Gross profit	276,589		249,123		241,701		247,582
Net income/(loss)	3,895	(1)	(8,642	)(2)	(18,810	)(3)	(30,425	)(4)
Basic net income/(loss)loss per share	0.03	(1)	(0.07	)(2)	(0.16	)(3)	(0.26	)(4)
Diluted net income/(loss) per share	0.03	(1)	(0.07	)(2)	(0.16	)(3)	(0.26	)(4)
____________________
(1) Includes restructuring and other charges of $889 ($(0.01) per diluted share). See “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.
(2) Includes restructuring and other charges of $619 ($(0.01) per diluted share). See “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.
(3) Includes restructuring and other charges of $3,234 ($(0.03) per diluted share). See “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.
(4)     Includes store impairment charges of $17,054 ($(0.15) per diluted share) and restructuring and other charges of $4,034 ($(0.03) per diluted share). See “NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 29, 2011
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
____________________
(1) Includes restructuring and other charges of $8,705 ($(0.08) per diluted share). See “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.
(2) Includes restructuring and other charges of $7,768 ($(0.07) per diluted share). See “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.
(3) Includes restructuring and other charges of $14,746 ($(0.13) per diluted share). See “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.
(4)     Includes store impairment charges of $15,741 ($(0.14) per diluted share) and restructuring charges of $500 ($(0.00) per diluted share). See “NOTE 12. IMPAIRMENT OF STORE ASSETS, GOODWILL, AND TRADEMARKS” and “NOTE 13. RESTRUCTURING AND OTHER CHARGES” above.

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

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of January 29, 2011 appears on page 67 of this Report on Form 10-K, and is incorporated herein by reference.  The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on pages 68 - 69 of this Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Except for the following, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

During the fourth quarter of Fiscal 2010 we implemented a new human resources platform, including payroll, which is hosted by a third-party provider.  In conjunction with the implementation we modified the design, operation, and documentation of our internal control over financial reporting.  Specifically, we modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization, and reconciliation procedures.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officers is included under the captions “DIRECTORS STANDING FOR ELECTION,” “BIOGRAPHIES OF DIRECTORS AND NOMINEES FOR DIRECTOR,” “CORPORATE GOVERNANCE AT CHARMING SHOPPES,” “COMPENSATION OF DIRECTORS,” AND “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year, which is incorporated herein by reference.  Information regarding Executive Officers is included under “Additional Part I Information – Our Executive Officers,” in Part I of this Report.

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

2.4
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

4.2
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 4.1).

4.3	Form of 1.125% Senior Convertible Note due 2014 (included in Exhibit 4.2).

4.4
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

4.5
Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of December 19, 2009, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., those certain subsidiaries parties as guarantors, the financial institutions from time to time parties as lenders, and Wells Fargo Retail Finance, LLC, a Delaware limited liability company, in its capacity as agent for lenders, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30,2010 (File No. 000-07258, Exhibit 4.8).

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

10.1.2
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

10.1.3
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.4
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.5
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.6
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.7
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.8
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.9
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.10
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.11
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.12
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.13
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.14
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.15
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).*

10.1.16
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.17
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.18
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.19
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.20
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

10.1.21
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.22
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.23
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.24
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.25
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

10.2.34
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.4).

10.2.35
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.7).

10.2.36
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.8).

10.2.37	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.2.38
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003 (File No. 000-07258, Exhibit 10.1).

10.2.39
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.29).

10.2.40
Amendment 2008-1 to Charming Shoppes, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Form 8-K of the Registrant dated December 17, 2008, filed on December 19, 2008 (File No. 000-07258, Exhibit 99.1).

10.2.41
2003 Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 23, 2008 (File No. 000-07258).

10.2.42
Form of Charming Shoppes, Inc. 2003 Incentive Compensation Plan Inducement Grant Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 1, 2008 (File No. 000-07258, Exhibit 10.24).

10.2.43
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

10.2.45
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.46
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005 (File No. 000-07258, Exhibit 99.1).

10.2.47
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated February 2, 2006, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed February 8, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.48
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.36).

10.2.49
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.13).

10.2.50
Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 10.16).

10.2.51
Offer Letter dated as of June 30, 2008 by and between Charming Shoppes, Inc. and Brian Woolf, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.58).

10.2.52
Offer Letter dated as of September 15, 2008 by and between Charming Shoppes, Inc. and Jay Levitt, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.59).

10.2.53
Offer Letter dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.54
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.2.55
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.2.56
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.2.57
Form of Amendment to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.58	2010 Stock Award and Incentive Plan, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.2).

10.2.59	Form of Time-Based Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.3).

10.2.60	Form of Time-Based Restricted Stock Units Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.4).

10.2.61
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

10.2.62
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.30).

10.2.63
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2008 (File No. 000-07258, Exhibit 10.2.48).

10.2.64
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.31).

10.2.65
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.66
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.67
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.68
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated March 26, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.78).

10.2.69
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated April 2, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.79).

10.2.70	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.71
Consulting Agreement, dated October 13, 2010, between Charming Shoppes, Inc. and Portsmouth Partners LLC, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.5).

10.2.72
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.73
Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.2).

Other Exhibits

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

*  Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charming Shoppes, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: March 24, 2011	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charming Shoppes, Inc. and in the capacities and on the dates indicated:

/S/ MICHAEL GOLDSTEIN	/S/ ANTHONY M. ROMANO
Michael Goldstein	Anthony M. Romano
Non-Executive Chairman of the Board	President
Director	Chief Executive Officer
March 24, 2011	March 24, 2011

/S/ ERIC M. SPECTER	/S/ JOHN LEE
Eric M. Specter	John Lee
Executive Vice President	Vice President – Corporate Accounting
Chief Financial Officer	Chief Accounting Officer
March 24, 2011	March 24, 2011

/S/ ARNAUD AJDLER	/S/ MICHAEL C. APPEL
Arnaud Ajdler	Michael C. Appel
Director	Director
March 24, 2011	March 24, 2011

/S/ RICHARD W. BENNET, III	/S/ MICHAEL J. BLITZER
Richard W. Bennet, III	Michael J. Blitzer
Director	Director
March 24, 2011	March 24, 2011

/S/ KATHERINE M. HUDSON	/S/ BRUCE J. KLATSKY
Katherine M. Hudson	Bruce J. Klatsky
Director	Director
March 24, 2011	March 24, 2011

/S/ ALAN ROSSKAMM
Alan Rosskamm
Director
March 24, 2011

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

2.4
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

4.2
Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 4.1).

4.3	Form of 1.125% Senior Convertible Note due 2014 (included in Exhibit 4.2).

4.4
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

4.5
Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of December 19, 2009, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., those certain subsidiaries parties as guarantors, the financial institutions from time to time parties as lenders, and Wells Fargo Retail Finance, LLC, a Delaware limited liability company, in its capacity as agent for lenders, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30,2010 (File No. 000-07258, Exhibit 4.8).

10.1.1
$14,000,000 Promissory Note, dated October 2002, between White Marsh Distribution, LLC, as Borrower, and General Electric Capital Business Asset Funding Corporation, as Payee and Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 2, 2002 (File No. 000-07258, Exhibit 10.5).

10.1.2
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

10.1.3
Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of October 6, 2004, between FB Distro Distribution Center, LLC, as Mortgagor, and BankAtlantic Commercial Mortgage Capital, LLC, as Mortgagee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.9).

10.1.4
$13,000,000 Mortgage Note, dated October 6, 2004, between FB Distro Distribution Center, LLC, as Maker, and BankAtlantic Commercial Mortgage Capital, LLC, as Payee, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.10).

10.1.5
Guaranty, executed as of October 6, 2004, by Charming Shoppes, Inc., as Guarantor, for the benefit of BankAtlantic Commercial Mortgage Capital, LLC, as Lender, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.11).

10.1.6
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.7
Registration Rights Agreement among the Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., dated as of April 30, 2007, incorporated by reference to Form 8-K of the Registrant dated April 30, 2007, filed on May 3, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.8
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.9
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.10
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.11
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.12
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.13
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.14
Settlement Agreement by and between Charming Shoppes, Inc. and The Charming Shoppes Full Value Committee dated as of May 8, 2008, incorporated by reference to Form 8-K of the Registrant dated May 8, 2008, filed on May 9, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.15
Stock Purchase Agreement dated as of August 25, 2008 by and between Crosstown Traders, Inc., Norm Thompson Outfitters, Inc., Charming Shoppes, Inc. and the other persons listed on the signature page thereto, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.1).

10.1.16
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).

10.1.17
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).

10.1.18
Amendment No. 1 to Stock Purchase Agreement dated as of September 18, 2008 by and among Crosstown Traders, Inc. and Norm Thompson Outfitters, Inc., incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.2).

10.1.19
Transition Services Agreement dated as of September 18, 2008 by and between Charming Shoppes of Delaware, Inc. and Arizona Mail Order Company, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 19, 2008 (File No. 000-07258, Exhibit 10.3).

10.1.20
Purchase Agreement dated as of August 12, 2009 among SOANB and CSRC, as sellers, SOAI, and WFNNB, as purchaser, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.1).

10.1.21
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.22
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.23
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.24
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.25
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

10.2.34
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.4).

10.2.35
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.7).

10.2.36
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.8).

10.2.37	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.2.38
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003 (File No. 000-07258, Exhibit 10.1).

10.2.39
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.29).

10.2.40
Amendment 2008-1 to Charming Shoppes, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Form 8-K of the Registrant dated December 17, 2008, filed on December 19, 2008 (File No. 000-07258, Exhibit 99.1).

10.2.41
2003 Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 23, 2008 (File No. 000-07258).

10.2.42
Form of Charming Shoppes, Inc. 2003 Incentive Compensation Plan Inducement Grant Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended November 1, 2008 (File No. 000-07258, Exhibit 10.24).

10.2.43
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

10.2.45
Form of Bonus Agreement by and between Charming Shoppes, Inc. and the Executive Officer named in the Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.14).

10.2.46
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 19, 2005, incorporated by reference to Form 8-K of the Registrant dated January 19, 2005, filed January 25, 2005 (File No. 000-07258, Exhibit 99.1).

10.2.47
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated February 2, 2006, incorporated by reference to Form 8-K of the Registrant dated February 2, 2006, filed February 8, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.48
Charming Shoppes, Inc. Annual Incentive Program As Amended and Restated January 24, 2007, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.36).

10.2.49
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2009, as amended and restated March 27, 2008, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2008 (File No. 000-07258, Exhibit 10.13).

10.2.50
Separation Agreement, dated July 8, 2008, by and between Charming Shoppes, Inc. and Dorrit J. Bern, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008 (File No. 000-07258, Exhibit 10.16).

10.2.51
Offer Letter dated as of June 30, 2008 by and between Charming Shoppes, Inc. and Brian Woolf, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.58).

10.2.52
Offer Letter dated as of September 15, 2008 by and between Charming Shoppes, Inc. and Jay Levitt, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.59).

10.2.53
Offer Letter dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.54
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.2.55
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.2.56
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.2.57
Form of Amendment to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.58	2010 Stock Award and Incentive Plan, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.2).

10.2.59	Form of Time-Based Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.3).

10.2.60	Form of Time-Based Restricted Stock Units Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.4).

10.2.61
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

10.2.62
Forms of First Amendment, dated as of February 6, 2003, to Forms of Executive Severance Agreements, dated July 15, 1999, by and between Charming Shoppes, Inc., and the executive officers and officers named in the Agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.30).

10.2.63
Form of Second Amendment to Form of Executive Severance Agreement, dated July 15, 1999, as amended by First Amendment, dated as of February 6, 2003, by and between Charming Shoppes, Inc. and the executive officers and officers named in the agreements, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 2, 2008 (File No. 000-07258, Exhibit 10.2.48).

10.2.64
Form of Executive Severance Agreement, dated February 6, 2003, by and between Charming Shoppes, Inc. and certain executive officers and officers of Charming Shoppes, Inc. and its subsidiaries, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.31).

10.2.65
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.66
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.67
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.68
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated March 26, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.78).

10.2.69
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated April 2, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.79).

10.2.70	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.71
Consulting Agreement, dated October 13, 2010, between Charming Shoppes, Inc. and Portsmouth Partners LLC, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.5).

10.2.72
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.73
Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.2).

14	Charming Shoppes, Inc. Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

*  Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SCHEDULE II

CHARMING SHOPPES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
(In thousands)	Of Year	Income	Deductions		Year

Fiscal Year Ended January 29, 2011
Allowance for sales returns	$2,007	$95,612	$95,655	(1)	$1,964
Deferred tax asset valuation allowance	74,634	26,760	3,889	(2)	97,505

Fiscal Year Ended January 30, 2010
Allowance for sales returns	2,037	98,357	98,387	(1)	2,007
Deferred tax asset valuation allowance	62,201	42,942	30,509	(3)	74,634

Fiscal Year Ended January 31, 2009
Allowance for sales returns	2,162	98,692	98,817	(1)	2,037
Deferred tax asset valuation allowance	0	62,201	0		62,201
____________________
(1) Decreases in allowance for estimated sales returns.
(2) Related primarily to our net operating loss carrybacks and the utilization of certain income tax credits in an amended income tax return.
(3)     Related primarily to the ability to carry back the Fiscal 2008 net operating loss up to five years instead of the general two-year carryback as a result of H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.”