Form 10-Q
period 2011-04-30
CHARMING SHOPPES INC
filed 2011-06-02
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of May 27, 2011 was 116,246,911 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 29,
(In thousands, except share amounts)	2011	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$180,403	$117,482
Accounts receivable, net of allowances of $6,068 and $5,667	10,178	36,568
Merchandise inventories	304,715	282,248
Deferred taxes	3,153	3,153
Prepayments and other	102,738	98,458
Total current assets	601,187	537,909

Property, equipment, and leasehold improvements – at cost	1,010,596	1,028,843
Less accumulated depreciation and amortization	766,590	772,895
Net property, equipment, and leasehold improvements	244,006	255,948

Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	18,258	18,233
Total assets	$1,074,019	$1,022,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$137,783	$107,882
Accrued expenses	143,625	142,002
Current portion – long-term debt	11,073	11,449
Total current liabilities	292,481	261,333

Deferred taxes	52,352	51,466
Other non-current liabilities	159,733	167,089
Long-term debt, net of debt discount of $22,979 and $24,679	128,815	128,350

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 154,860,930 shares and 154,185,373 shares	15,486	15,419
Additional paid-in capital	508,777	508,664
Treasury stock at cost – 38,617,180 shares	(348,400)	(348,400)
Retained earnings	264,775	238,737
Total stockholders’ equity	440,638	414,420
Total liabilities and stockholders’ equity	$1,074,019	$1,022,658

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
(In thousands, except per share amounts)	2011	2010

Net sales	$504,353	$504,805

Cost of goods sold	219,032	228,216
Gross profit	285,321	276,589

Occupancy and buying expenses	89,411	92,224
Selling, general, and administrative expenses	155,247	159,173
Depreciation and amortization	14,408	16,811
Gain from sale of office premises	(5,185)	0
Restructuring and other charges/(credits)	(613)	889
Total operating expenses	253,268	269,097

Income from operations	32,053	7,492

Other income	141	138
Interest expense	(3,776)	(4,474)

Income before income taxes	28,418	3,156
Income tax provision/(benefit)	2,380	(739)

Net income	$26,038	$3,895

Basic net income per share	$0.22	$0.03

Diluted net income per share	$0.22	$0.03

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
(In thousands)	2011	2010

Operating activities
Net income	$26,038	$3,895
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,099	17,039
Stock-based compensation	1,031	1,074
Accretion of discount on 1.125% Senior Convertible Notes	1,700	2,137
Deferred income taxes	886	(1,604)
Write-down of capital assets due to restructuring	558	0
Net (gain)/loss from disposition of capital assets	(5,157)	538
Changes in operating assets and liabilities
Accounts receivable, net	26,390	24,956
Merchandise inventories	(22,467)	(35,674)
Accounts payable	29,901	17,105
Prepayments and other	(4,280)	(10,853)
Accrued expenses and other	(2,355)	(4,427)
Net cash provided by operating activities	67,344	14,186

Investing activities
Investment in capital assets	(8,888)	(7,763)
Proceeds from sales of capital assets	7,521	0
Proceeds from sales of securities	0	200
(Increase)/decrease in other assets	(594)	10
Net cash used by investing activities	(1,961)	(7,553)

Financing activities
Repayments of long-term borrowings	(1,611)	(1,543)
Net payments of taxes withheld from shares issued under employee stock plans	(851)	(342)
Net cash used by financing activities	(2,462)	(1,885)

Increase in cash and cash equivalents	62,921	4,748
Cash and cash equivalents, beginning of period	117,482	186,580
Cash and cash equivalents, end of period	$180,403	$191,328

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  The results of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 are not necessarily indicative of operating results for the full fiscal year.  As used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  Additional information regarding our segment reporting is included in “Note 9. Segment Reporting” below.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

	April 30,	January 29,
(In thousands)	2011	2011

Due from customers	$16,246	$42,235
Allowance for doubtful accounts	(6,068)	(5,667)
Net accounts receivable	$10,178	$36,568

Note 3. Long-term Debt

	April 30,	January 29,
(In thousands)	2011	2011

1.125% Senior Convertible Notes, due May 2014	$140,451	$140,451
Capital lease obligations	5,879	6,749
6.07% mortgage note, due October 2014	8,842	9,035
6.53% mortgage note, due November 2012	2,100	2,450
7.77% mortgage note, due December 2011	5,595	5,793
Total long-term debt principal	162,867	164,478
Less unamortized discount on 1.125% Senior Convertible Notes	(22,979)	(24,679)
Long-term debt – carrying value	139,888	139,799
Current portion	(11,073)	(11,449)
Net long-term debt	$128,815	$128,350

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

The Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans will generally accrue interest at a margin ranging from 2.75% to 3.25% over the Base Rate (as defined in the Agreement) and Eurodollar Rate loans will generally accrue interest at a margin ranging from 3.75% to 4.25% over the London Interbank Offered Rate (“LIBOR”).  As of April 30, 2011 the applicable rates under the facility were 6.00% (Base Rate plus 2.75%) for Base Rate Loans and 3.96% (LIBOR plus 3.75%) for Eurodollar Rate Loans.

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

As of April 30, 2011 we had an aggregate total of $3,072,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the facility as interest expense.  There were no borrowings outstanding under the facility as of April 30, 2011.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Stockholders’ Equity

The following table summarizes changes in total stockholders’ equity for the period indicated:

Thirteen
Weeks Ended
April 30,
(Dollars in thousands)	2011

Total stockholders’ equity, beginning of period	$414,420
Net income	26,038
Issuance of common stock (675,557 shares), net of shares withheld for payroll taxes	(851)
Stock-based compensation	1,031
Total stockholders’ equity, end of period	$440,638

Note 5. Stock-based Compensation Plans

We have various stock-based compensation plans under which we are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; Note 9.  Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).

Stock option and SARs activity under our various stock-based compensation plans for the thirteen weeks ended April 30, 2011 was as follows:

		Weighted				Aggregate
	Option/	Average				Intrinsic
	SARs	Exercise	Range of Exercise			Value(1)
	Shares	Price	Prices per Share			(000’s)

Outstanding at January 29, 2011(2)	6,098,153	$3.10	$1.00	–	$13.84	$0
Granted – exercise price equal to market price	2,295,880	3.99	3.20	–	4.00
Canceled/forfeited	(537,535)	5.08	1.00	–	6.71
Exercised(3)	(1,566,330)	1.81	1.00	–	2.93	2,064	(4)
Outstanding at April 30, 2011(5)	6,290,168	$3.57	$1.00	–	$13.84	6,011
Exercisable at April 30, 2011(5)	1,411,244	$3.38	$1.00	–	$13.84	1,630
____________________
(1) Aggregate market value less aggregate exercise price.
(2) Includes 1,416,496 shares related to “inducement grants” of SARs in accordance with Nasdaq Marketplace Rule 5635(c)(4).
(3) Includes 825,000 shares exercised related to “inducement grants” (see note (2) above).
(4) As of date of exercise.
(5) Includes 591,496 shares outstanding related to “inducement grants” (see note (2) above), of which 60,000 shares were exercisable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans (Continued)

As of April 30, 2011 the following shares were available for future grants under our stock-based compensation plans:

2010 Stock Award and Incentive Plan	5,566,315
1994 Employee Stock Purchase Plan	377,132

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
(In thousands)	2011	2010

Stock-based compensation expense, excluding cash-settled RSUs	$1,031	$1,074
Stock-based compensation expense, cash-settled RSUs(1)	0	241
Total stock-based compensation expense	$1,031	$1,315
____________________
(1)   During the Fiscal 2009 Second Quarter we granted cash-settled RSUs under our 2003 Non-Employee Directors Compensation Plan. We accounted for these cash-settled RSUs as liabilities and recognized compensation expense over the vesting period of one year from the date of grant. Total compensation expense for these cash-settled RSUs was fully recognized as of the Fiscal 2010 Second Quarter.

We use the Black-Scholes valuation model to estimate the fair value of stock options and SARs.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  Estimates and assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” and “Note 9. Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, SARs, and awards outstanding, was $13,475,000 as of April 30, 2011.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

Note 6. Customer Loyalty Card Programs

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs, we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs we incur in connection with administering these programs as selling, general, and administrative expenses when incurred.  Our loyalty card programs are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 10. Customer Loyalty Card Programs” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Customer Loyalty Card Programs (Continued)

Additional information with respect to our various loyalty card programs is as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
(In thousands)	2011	2010

Loyalty card revenues recognized	$4,575	$4,407

	Accrued as of
	April 30,	January 29,
(In thousands)	2011	2011

Discounts earned but not yet issued and discounts issued but not yet redeemed	$1,358	$2,277

Note 7. Net Income per Share

	Thirteen Weeks Ended
	April 30,	May 1,
(In thousands, except per share amounts)	2011	2010

Basic weighted average common shares outstanding	116,176	116,003
Dilutive effect of stock options, SARs, and awards	1,556	2,410
Diluted weighted average common shares and equivalents outstanding	117,732	118,413

Net income used to determine basic and diluted net income per share	$26,038	$3,895

Stock options and SARs with weighted average exercise price greater than market price, excluded from computation of diluted net income per share:
Number of shares	2,803	531
Weighted average exercise price per share	$4.93	$7.31

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “Item 8.  Financial Statements and Supplementary Data; Note 7. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further information regarding our 1.125% Notes, call options, and warrants.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes

Due to the variability that we have experienced in our pre-tax earnings and the existence of a full valuation allowance on our net deferred tax assets, we have concluded that computing our actual year-to-date effective tax rate (as opposed to estimating our annual effective tax rate) provides an appropriate basis for recording income taxes in our interim periods.  Additionally, we record an income tax expense or benefit that does not relate to ordinary income/(loss) in the current fiscal year discretely in the interim period in which it occurs.  We also recognize the effects of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

We recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss (“NOL”) and credit carryforwards.  We recognize a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized.  During Fiscal 2008 we evaluated our assumptions regarding the recoverability of our deferred tax assets.  Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carrybacks.  Accordingly, we established a valuation allowance against our net deferred tax assets.  During Fiscal 2009 we increased the valuation allowance and recognized an additional non-cash provision, net of a tax benefit resulting from the carryback of remaining Fiscal 2008 NOLs pursuant to H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009,” which was signed into law on November 6, 2009.  During Fiscal 2010 we further increased our valuation allowance and recognized an additional non-cash provision.  In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  When our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

Income taxes receivable, net, which primarily include amended return receivables as of April 30, 2011, and amended return receivables and the NOL carryback for Fiscal 2009 as of January 29, 2011, are included in “Prepayments and other” on our condensed consolidated balance sheets, and were as follows:

	April 30,	January 29,
(In thousands)	2011	2011

Income taxes receivable, net	$8,277	$10,733

The reduction in income taxes receivable during the thirteen weeks ended April 30, 2011 was principally a result of the receipt of $1,620,000 of net Federal tax refunds that related primarily to our NOL carryback for Fiscal 2009.

As of April 30, 2011 our gross unrecognized tax benefits associated with uncertain tax positions were $28,230,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $18,700,000.  The accrued interest and penalties as of April 30, 2011 were $14,194,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

During the thirteen weeks ended April 30, 2011 the gross unrecognized tax benefits decreased by $563,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income decreased by $443,000.  Accrued interest and penalties decreased by $561,000 during the thirteen weeks ended April 30, 2011.  These decreases are primarily the result of payments relating to audits of state tax positions, partially offset by additional accruals for uncertain tax positions.

As of April 30, 2011 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $2,402,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

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

Note 9. Segment Reporting

We operate and report in two segments: Retail Stores and Direct-to-Consumer.  We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into a single reporting segment (the “Retail Stores” segment). Our catalog and catalog-related e-commerce operations are separately reported under the Direct-to-Consumer segment.  Further information regarding our operating segments is included in “Item 8. Financial Statements and Supplementary Data; Note 18. Segment Reporting” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is included in the following tables.

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended April 30, 2011
Net sales	$490,581	$13,772	$0		$504,353
Depreciation and amortization	11,027	254	3,127		14,408
Income from operations	55,648	(1,976)	(21,619	)(1)	32,053
Net interest expense and other income			(3,635)		(3,635)
Income tax provision			2,380		2,380
Net income	55,648	(1,976)	(27,634)		26,038
Capital expenditures	3,359	745	4,784		8,888

____________________
(1) Includes $(613) of net restructuring and other charges/(credits) (see “Note 10. Restructuring and Other Charges/(Credits)” below) and a $5,185 gain from the sale of office premises.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended May 1, 2010
Net sales	$492,074	$12,731	$0		$504,805
Depreciation and amortization	13,119	298	3,394		16,811
Income from operations	27,949	(1,666)	(18,791	)(1)	7,492
Net interest expense and other income			(4,336)		(4,336)
Income tax benefit			(739)		(739)
Net income	27,949	(1,666)	(22,388)		3,895
Capital expenditures	5,270	0	2,493		7,763
____________________
(1) Includes $889 of restructuring and other charges (see “Note 10. Restructuring and Other Charges/(Credits)” below).

Note 10. Restructuring and Other Charges/(Credits)

The following table summarizes our restructuring and other charges/(credits):

					Total
	Costs	Costs Incurred	Estimated		Estimated/
	Incurred	for Thirteen	Remaining		Actual
	as of	Weeks Ended	Costs		Costs as of
	January 29,	April 30,	To be		April 30,
(In thousands)	2011	2011	Incurred		2011

Fiscal 2010 Announcements
Closing of under-performing stores:
Non-cash impairment charge for
CATHERINES® stores in outlet locations	$3,210	$0	$0		$3,210
Store lease termination and other charges	0	(520)	6,100		5,580
Severance for departure of former CEO	2,898	0	0		2,898

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET® stores:
Non-cash accelerated depreciation	612	0	0		612
Store lease termination charges	1,070	0	0		1,070
Other non-cash costs	195	0	0		195
Closing of under-performing stores:
Store lease termination charges	2,691	0	3,300		5,991

Fiscal 2007 and Fiscal 2008 Announcements
Lease termination and accretion charges	11,575	(100)	1,855	(1)	13,330
Severance, retention, and other costs	5,123	7	0		5,130
Closing of under-performing stores:
Store lease termination charges	8,305	0	0		8,305
Total	$35,679	$(613)	$11,255		$46,321
____________________
(1) Accretion charges related to lease termination liability for retained non-core misses apparel assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Restructuring and Other Charges/(Credits) (Continued)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Thirteen Weeks Ended		Accrued
	as of	April 30, 2011		as of
	January 29,	Costs	Payments/	April 30,
(In thousands)	2011(1)	Incurred	Settlements	2011(1)

Fiscal 2010 Announcements
Severance for departure of former CEO	$1,910	$0	$(267)	$1,643
Closing of under-performing stores:
Store lease termination charges	0	900	0	900

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	599	0	(44)	555
Closing of under-performing stores:
Store lease termination charges	1,104	0	(12)	1,092

Fiscal 2007 and Fiscal 2008 Announcements
Non-core misses apparel assets:
Lease termination charges	7,074	(100)	(907)	6,067
Other costs	153	0	(0)	153
Transformational initiatives:
Severance and retention costs	117	7	(87)	37
Closing of under-performing stores:
Store lease termination charges	798	0	(99)	699
Total	$11,755	$807	$(1,416)	$11,146
____________________
(1) Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.

The net restructuring and other charges/(credits) for the Fiscal 2011 First Quarter consisted primarily of adjustments to store-related deferred allowances as a result of the closure of under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter and the settlement of a minor lease obligation for facilities retained in connection with the sale of our Crosstown Traders apparel catalogs, partially offset by lease termination costs, non-cash accelerated depreciation, and cash severance and retention costs related to under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the Fiscal 2010 First Quarter consisted primarily of lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter.

See “Item 8. Financial Statements and Supplementary Data; Note 13. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further information regarding our restructuring and other charges.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	April 30, 2011			January 29, 2011
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$180,403		$180,403	$117,482		$117,482

Liabilities:
1.125% Senior Convertible Notes, due May 2014	117,472	(1)	124,299	115,772	(1)	118,681
6.07% mortgage note, due October 2014	8,842		8,699	9,035		8,887
6.53% mortgage note, due November 2012	2,100		2,100	2,450		2,451
7.77% mortgage note, due December 2011	5,595		5,707	5,793		5,921
____________________
(1) Net of unamortized discount of $22,979 at April 30, 2011 and $24,679 at January 29, 2011 (see “Note 3. Long-term Debt” above).

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.  The fair value of the 1.125% Senior Convertible Notes is based on quoted market prices for the securities.  The fair values of the mortgage notes and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings.

Note 12. Gain from Sale of Office Premises

During the Fiscal 2011 First Quarter we sold office premises in Hong Kong, which served as the home office for our international sourcing operations, for gross proceeds of $7,512,000 and recognized a gain on the sale of $5,185,000.  Our international sourcing operations now utilize leased space in Hong Kong.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  As used in this management’s discussion and analysis, the terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, divestitures, financing needs or plans, store closings and openings, merchandise strategy, and plans for future operations, as well as assumptions relating to the foregoing.  The words “expect,” “could,” “should,” “project,” “estimate,” “predict,” “anticipate,” “plan,” “intend,” “believes,” and similar expressions are also intended to identify forward-looking statements.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, and the other factors discussed in more detail in “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in our other filings with the Securities and Exchange Commission:

●	ongoing economic conditions, including unemployment levels;

●	our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors and our ability to effectively manage our inventory levels;

●	competitive conditions in the women’s specialty retail apparel and direct-to-consumer markets;

●	the continuation of growth in the plus-size women’s apparel market;

●	our ability to attract, hire, and retain qualified officers and management;

●	our ability to successfully execute and realize the benefits of our business plans;

●	our ability to successfully manage labor costs, occupancy costs, transportation costs, and other operating costs, particularly in the face of inflationary pressures;

●	the availability and price volatility of key raw materials in our products, such as cotton, wool, and synthetic fabrics;

●	our continued access to sufficient financing at an affordable cost;

●	recent significant changes in our private-label credit card programs and the impact of Federal and state laws on the availability and cost of providing credit to our cardholders;

●	seasonal fluctuations in net sales and extreme or unseasonable weather conditions;

●	our reliance on technology outsourced to third parties and such third parties’ failure to observe proper internal control practices and procedures;

●
our ability to maintain efficient and uninterrupted customer service and fulfillment operations through our distribution and fulfillment centers and our third-party freight consolidators and service providers;

●	natural disasters, acts of terrorism or other armed conflict, or the threat of any such event;

●	our ability to successfully operate our e-commerce websites and our catalog business and the failure to manage and remedy disruptions in technology, including security breaches;

●	our dependence on foreign sources of production;

●	litigation and regulatory actions relating to our business;

●	our ability to develop and profitably operate new retail stores, and to maintain good relationships with all of our landlords;

●	our ability to effectively implement our plan for closing under-performing stores;

●	the failure to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures, or other alliances;

●	the failure to maintain effective internal control over financial reporting; and

●	changes to existing accounting rules or the adoption of new rules.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 1. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  The accounting policies and related assumptions that we consider to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  There were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

During the Fiscal 2011 First Quarter we continued to build on the operating improvements we experienced during the Fiscal 2010 Fourth Quarter, with increases in our consolidated Retail Stores segment comparable store sales and adjusted EBITDA (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below).  The improvement was lead by LANE BRYANT, with a 7% comparable store sales increase, and by e-commerce sales, which increased 16% for the quarter.  A more fashionable apparel assortment, aggressive inventory management across all of our brands, and increased conversion rates that reflected our customers’ acceptance of our Spring assortments contributed to our Fiscal 2011 First Quarter results.  Our performance in the Fiscal 2010 First Quarter was negatively impacted by higher-than-planned markdowns to liquidate high levels of seasonal merchandise as a result of poor customer responses to our Spring non-core product offerings.

Our gross profit improved both in dollars and as a percent of sales for the Fiscal 2011 First Quarter as compared to the Fiscal 2010 First Quarter, driven by incremental gross profit dollars on higher sales at LANE BRYANT and strong gross margin improvement at FASHION BUG.  Gross profit also benefited from improved assortments and inventory management, which resulted in fewer markdowns as compared to the prior-year period and faster turnover of Spring merchandise.  Consolidated gross profit increased by $8.7 million and increased 180 basis points as a percentage of net sales for the Fiscal 2011 First Quarter as compared to the Fiscal 2010 First Quarter.  Our operating expenses (excluding a gain on the sale of office premises of $5.2 million and net restructuring and other credits of $0.6 million) decreased by $9.1 million and decreased by 170 basis points as a percent of sales, driven primarily by improvements at our LANE BRYANT brand.

For the Fiscal 2011 First Quarter, our income from operations improved by $24.6 million to $32.1 million as compared to $7.5 million for the Fiscal 2010 First Quarter and our Adjusted EBITDA improved by $15.5 million to $40.7 million as compared to $25.2 million for the Fiscal 2010 First Quarter, primarily reflecting the improvements in gross profit and operating expenses as a result of our improved merchandise assortments, which were well received by, and continued to resonate with, our customer.

Results of Operations

Consolidated net sales for the Fiscal 2011 First Quarter reflect increases of 2% in consolidated comparable store sales and 16% in e-commerce net sales as compared to the Fiscal 2010 First Quarter, which were offset by the impact of 139 net store closings during the preceding 12-month period.  The improvement in comparable store sales, which was primarily attributable to our LANE BRYANT brand, was driven by a more fashionable apparel assortment and aggressive inventory management across all of our brands.

The improvement in gross profit was driven primarily by incremental gross profit dollars and higher sales at our LANE BRYANT brand, and reflected strong gross margin improvement at FASHION BUG.  Improved assortments and our aggressive inventory management resulted in fewer markdowns and faster turnover of Spring merchandise during the Fiscal 2011 First Quarter as compared to the prior-year period.

Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2011 First Quarter as compared to the prior-year period, primarily related to lower rent expense as a result of the operation of fewer stores and the negotiation of store lease terms in the prior year.  Selling, general, and administrative expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2011 First Quarter as compared to the prior-year period, primarily as a result of a combination of higher credit income, lower advertising expenses, lower store payroll as a result of operating fewer stores, and leverage from the increase in comparable store sales at our LANE BRYANT brand.

Depreciation and amortization expenses decreased by $2.4 million for the Fiscal 2011 First Quarter as compared to the prior-year period primarily as a result of the operation of fewer stores and the write-down of store assets during the Fiscal 2010 Fourth Quarter.  In addition, we recognized a gain of $5.2 million from the sale of office premises during the Fiscal 2011 First Quarter.

Restructuring and other charges/(credits) for the Fiscal 2011 First Quarter decreased as compared to the Fiscal 2010 First Quarter primarily as a result of adjustments to store-related deferred allowances recognized in connection with our store closing program, which more than offset lease termination costs, accelerated depreciation, and severance and retention costs for the closing of under-performing stores.  During the Fiscal 2010 First Quarter we recognized charges primarily for lease termination costs.

We remain concerned about cost increases associated with cotton, wool, and synthetic fabrics and the continued challenge of increases in labor costs and inflation in developing countries.  These cost increases had a modest impact on our Fiscal 2011 First Quarter results but will have a greater impact on our Fall and Holiday seasons.  We have only partially mitigated these price increases through value engineering product, shifting production to lower-cost countries, and adjusting our product mix.  Additionally each of our brands has strategically increased initial ticket pricing.  We are aware that our customers are facing a number of inflationary pressures, including food and gasoline prices, which may affect the level of their discretionary apparel purchases and their willingness to pay higher prices.  We will make price adjustments as warranted to ensure an appropriate value proposition for our customer.

Our Spring assortments of both core and fashion apparel are resonating with our customer, as evidenced by our increased conversion rates.  However, traffic levels at our stores were down on a year-over-year basis and were below our expectations.  Typical increases in sales and traffic did not materialize, particularly in the latter half of the quarter, related to a late Easter.  In response to these traffic trends, we will be more aggressive with our marketing efforts in an attempt to drive additional traffic to our stores and our websites.  We will continue to manage inventories tightly in order to protect our gross margins and operating results.

Financial Position

We ended the Fiscal 2011 First Quarter with $180 million of cash as compared to $117 million as of the end of Fiscal 2010 and ended the quarter with a net cash position as compared to a net debt position as of the end of Fiscal 2010.  Our cash position increased primarily as a result of improved operating results during the Fiscal 2011 First Quarter, collections of accounts receivable generated from December 2010 holiday season sales by our Direct-to-Consumer segment, and proceeds of $7.5 million from the sale of office premises.  While our comparable store inventories increased 4% on a cost basis as of the end of the Fiscal 2011 First Quarter, our seasonal Spring inventories were down mid-single digits.  We ended the quarter with no borrowings against our $225 million committed revolving credit facility and as of April 30, 2011 our available borrowing capacity under the facility was approximately $190 million, resulting in a total liquidity position (cash plus borrowing capacity) of approximately $370 million.

Management Initiatives

In March 2011 we announced the following areas of focus designed to further position the Company for a return to profitability (see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further discussion of these initiatives):

●	intensify our focus on our primary target customers specific to each of our brands;

●	increase inventory productivity both qualitatively and quantitatively;

●	improve the overall profitability by brand and at the enterprise level; and

●	build a “winning” culture.

Our Fiscal 2011 First Quarter results reflect the beginning of the execution of the above initiatives.  Our intensified focus on our primary target customer has led to improved fashion assortments, which are resonating with our target customer and are resulting in improved conversion rates.  The improved assortments are generating increased inventory productivity and improved gross margins, which have led to improved overall profitability and increased adjusted EBITDA.

We are encouraged by our progress and improved first quarter financial results.  However, we have a number of challenges to address, including generating additional traffic and continued optimization of our inventory mix, which are further complicated by the current macro-economic environment.  We recognize that the real measure of success will be consistent, improving performance.  We will continue to execute on these initiatives throughout the remainder of Fiscal 2011.

RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA

We believe that Adjusted EBITDA, along with other measures, provides a useful pre-tax measure of our ongoing operating performance and our ability to meet debt service and capital requirements on a comparable basis excluding the impact of certain items and capital-related non-cash charges.  We use Adjusted EBITDA to monitor and evaluate the performance of our business operations and we believe that it enhances our investors’ ability to analyze trends in our business, compare our performance to other companies in our industry, and evaluate our ability to service our debt and capital needs.  In addition, we use Adjusted EBITDA as a performance metric our compensation programs.

Although Adjusted EBITDA provides useful information on an operating cash flow basis, it is a limited measure in that it excludes the impact of cash requirements for interest expense, income taxes, capital expenditures, and certain other items requiring cash outlays or generating cash receipts.  Therefore, Adjusted EBITDA should be used as a supplement to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.

Further information regarding our definition of EBITDA and Adjusted EBITDA is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; EBITDA and Adjusted EBITDA” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The tables on the following pages show details of our consolidated net sales and a reconciliation of our income/(loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended April 30, 2011
Net sales	$262.8	$150.0	$77.8	$490.6

Net income	41.6	8.6	5.5	55.7
Income tax provision	–	–	–	–
Net interest expense/(other income)	–	–	–	–
Depreciation and amortization	7.4	2.0	1.6	11.0
EBITDA	49.0	10.6	7.1	66.7

Gain from sale of office premises	–	–	–	–
Restructuring and other charges/(credits)	–	–	–	–
Adjusted EBITDA	$49.0	$10.6	$7.1	$66.7
Adjusted EBITDA as a % of net sales	18.6%	7.1%	9.1%	13.6%
____________________
(1) Includes LANE BRYANT OUTLET® stores, with net sales of $29.2 and Adjusted EBITDA of $4.4.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirteen weeks ended April 30, 2011
Net sales	$13.8	$0.0	$504.4

Net income	(2.0)	(27.7)	26.0
Income tax provision	–	2.4	2.4
Net interest expense/(other income)	–	3.7	3.7
Depreciation and amortization	0.3	3.1	14.4
EBITDA	(1.7)	(18.5)	46.5

Gain from sale of office premises	–	(5.2)	(5.2)
Restructuring and other charges/(credits)	–	(0.6)	(0.6)
Adjusted EBITDA	$(1.7)	$(24.3)	$40.7
Adjusted EBITDA as a % of net sales	(12.3)%	– (3)	8.1%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended May 1, 2010
Net sales	$246.2	$165.9	$80.0	$492.1

Net income	25.7	(1.0)	3.2	27.9
Income tax benefit	–	–	–	–
Net interest expense/(other income)	–	–	–	–
Depreciation and amortization	8.4	2.7	2.0	13.1
EBITDA	34.1	1.7	5.2	41.0

Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$34.1	$1.7	$5.2	$41.0
Adjusted EBITDA as a % of net sales	13.9%	1.0%	6.5%	8.3%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $27.0 and Adjusted EBITDA of $3.9.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other(3)	Consolidated

Thirteen weeks ended May 1, 2010
Net sales	$12.7	$0.0	$504.8

Net income	(1.6)	(22.4)	3.9
Income tax benefit	–	(0.7)	(0.7)
Net interest expense/(other income)	–	4.3	4.3
Depreciation and amortization	0.3	3.4	16.8
EBITDA	(1.3)	(15.4)	24.3

Restructuring and other charges	–	0.9	0.9
Adjusted EBITDA	$(1.3)	$(14.5)	$25.2
Adjusted EBITDA as a % of net sales	(10.2)%	– (4)	5.0%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3)   Corporate and Other includes the results of our direct sourcing operation. In the Fiscal 2010 First Quarter the results of our Corporate and Other segment included the favorable impact of buying efficiencies gained from buying a higher percentage of apparel products through our direct sourcing operation.

(4) Not meaningful.

The following table shows information related to the change in our Retail Stores segment net sales:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010

Increase/(decrease) in comparable store sales(1) :
Consolidated retail stores	2%	(2)%
LANE BRYANT(2)	7	(3)
FASHION BUG®	(3)	(2)
CATHERINES	(2)	(3)

Sales from new stores as a percentage of prior-period consolidated net sales(3):
LANE BRYANT(2)	1	2
FASHION BUG	0	0
CATHERINES(4)	0	1

Prior-period sales from closed stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	(1)	(1)
FASHION BUG	(2)	(3)
CATHERINES	0	0
Other retail stores(5)	0	(1)

Increase/(decrease) in Retail Stores segment net sales	0	(5)
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

Retail Store Activity for Fiscal 2011

	LANE	FASHION
	BRYANT(1)	BUG	CATHERINES	Total

Fiscal 2011 Year-to-Date:
Stores at January 29, 2011	846	743	475	2,064

Stores opened	2	1	0	3
Stores closed(2)	(21)	(46)	(11)	(78)
Net change in stores	(19)	(45)	(11)	(75)

Stores at April 30, 2011	827	698	464	1,989

Stores relocated during period	2	0	0	2

Fiscal 2011 Plan:
Store openings	5-7	1	0	6-8
Store closings(3)	55-60	135-140	40-45	230-245
Store relocations	10-13	0	0	10-13
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Primarily includes stores closed as part of our previously announced store closing initiatives.
(3)   Includes 215 under-performing stores and 15 CATHERINES stores in outlet locations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” of our annual report on Form 10-K for the fiscal year ended January 29, 2011).

Comparison of Thirteen Weeks Ended April 30, 2011 and May 1, 2010

Net Sales

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change From
	April 30,	Net	May 1,	Net	Prior Period
(Dollars in millions)	2011	Sales	2010	Sales	Dollars	Percent

LANE BRYANT(1)	$262.8	52.1%	$246.2	48.8%	$16.6	6.7%
FASHION BUG	150.0	29.8	165.9	32.9	(15.9)	(9.6)
CATHERINES	77.8	15.4	80.0	15.8	(2.2)	(2.8)
Total Retail Stores	490.6	97.3	$492.1	97.5	(1.5)	(0.3)
Direct-to-Consumer	13.8	2.7	12.7	2.5	1.1	8.7
Consolidated net sales	$504.4	100.0%	$504.8	100.0%	$(0.4)	(0.1)%
____________________
(1) Includes LANE BRYANT OUTLET stores.

A 2% increase in Retail Stores segment comparable store sales and a 16% increase in store-related e-commerce net sales for the Fiscal 2011 First Quarter as compared to the Fiscal 2010 First Quarter were offset by the impact of 139 net store closings during the preceding 12-month period.  As discussed in the overview above, the improvement in our comparable store sales was primarily attributable to our LANE BRYANT brand and was driven by a more fashionable apparel assortment and aggressive inventory management across all of our brands.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of a 7% increase in comparable store sales and a 17% increase in store-related e-commerce net sales, partially offset by 33 net store closings during the preceding 12-month period.  Comparable store sales were positive for the last four consecutive quarters as a result of our efforts to improve merchandise assortments at LANE BRYANT.  Traffic levels, conversion rate, units per transaction, and average dollar sale improved at LANE BRYANT as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 86 net store closings during the preceding 12-month period and a 3% decrease in comparable store sales, partially offset by a 6% increase in store-related e-commerce net sales.  A decrease in traffic levels as compared to the prior-year period was partially offset by improvements in conversion rate, units per transaction, and average dollar sale.

CATHERINES sales decreased as compared to the prior-year period primarily as a result of 20 net store closings during the preceding 12-month period and a 2% decrease in comparable store sales, which were partially offset by a 25% increase in store-related e-commerce net sales.  A decrease in traffic levels as compared to the prior-year period was partially offset by improvements in units per transaction and average dollar sale.  The conversion rate for CATHERINES was comparable to the prior-year period.

Retail Stores segment e-commerce net sales for the Fiscal 2011 First Quarter represented 7% of Retail Stores segment net sales for the current-year period as compared to 6% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which began in Fiscal 2009 with the redesign of our websites and conversion to a new technology platform and continued with the introduction in Fiscal 2010 of a universal shopping cart with customer-friendly shipping options.  We also added new search and navigation technology during the Fiscal 2010 Third Quarter, making it easier for our customers to search our product offerings.

During the Fiscal 2011 First Quarter we recognized revenues of $4.6 million in connection with our loyalty card programs as compared to revenues of $4.4 million during the Fiscal 2010 First Quarter.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S Spring season and Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	April 30,	Net	May 1,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated gross profit	$285.3	56.6%	$276.6	54.8%	1.8%

Consolidated gross profit as a percentage of net sales increased primarily as a result of improvements in gross margins from improved assortments and inventory management.  We were more promotional in the Fiscal 2010 First Quarter to sell through slow-moving Spring inventory, which negatively impacted gross margins in the prior-year period.  The Fiscal 2011 First Quarter gross margin was modestly affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales increased 280 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales increased 630 basis points for FASHION BUG and 280 basis points for CATHERINES as compared to the prior-year period, and was comparable to the prior-year period’s gross profit as a percentage of net sales for LANE BRYANT.  As noted in the overview above, the increase in Retail Stores segment gross profit was primarily the result of improved assortments and aggressive inventory management, which resulted in faster inventory turnover of Spring merchandise and fewer markdowns during the current-year period.  Additionally, FASHION BUG and CATHERINES were less promotional in the current-year period as compared to the prior-year period as a result of improved sell through of our Spring inventory.

Gross profit for the Direct-to-Consumer segment increased as a result of the increase in Direct-to-Consumer segment net sales but was essentially flat as a percentage of net sales primarily due to a change in the mix of food and non-food catalog sales for Fiscal 2011.

Occupancy and Buying

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	April 30,	Net	May 1,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated occupancy and buying	$89.4	17.7%	$92.2	18.3%	(0.6)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 139 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations in the prior year.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 80 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 160 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, and 30 basis points for CATHERINES.  For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 20 basis points as a percentage of net sales as a result of negative leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment were comparable to the prior-year period.

Selling, General, and Administrative

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	April 30,	Net	May 1,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated selling, general, and administrative	$155.2	30.8%	$159.2	31.5%	(0.7)%

Consolidated selling, general, and administrative expenses decreased as a percentage of net sales and in dollar amount primarily as a result of a combination of higher credit income as a result of higher penetration in usage of our private-label credit cards across all brands, lower advertising expenses, and lower store payroll as a result of operating fewer stores.

Retail Stores segment selling, general, and administrative expenses decreased 160 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 320 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, but increased 10 basis points for FASHION BUG and 40 basis points for CATHERINES as a result of negative leverage from the decrease in their comparable store sales.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of selling expenses related to our SONSI® social media website, which was launched in the latter part of Fiscal 2010.

Depreciation and Amortization

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	April 30,	Net	May 1,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Depreciation and amortization	$14.4	2.9%	$16.8	3.3%	(0.4)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Gain from Sale of Office Premises

During the Fiscal 2011 First Quarter we sold office premises in Hong Kong, which served as the home office for our international sourcing operations, for gross proceeds of $7.5 million and recognized a gain on the sale of $5.2 million.  Our international sourcing operations now utilize leased space in Hong Kong.

Restructuring and Other Charges/(Credits)

The net restructuring and other charges/(credits) for the Fiscal 2011 First Quarter consisted primarily of adjustments to store-related deferred allowances as a result of the closure of under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter and the settlement of a minor lease obligation for facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.  These adjustments and settlement were partially offset by lease termination costs, non-cash accelerated depreciation, and cash severance and retention costs related to under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the Fiscal 2010 First Quarter consisted primarily of lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets, as well as the availability of net operating loss carryforwards.  Accordingly, the income tax provision for the Fiscal 2011 First Quarter resulted primarily from certain state and foreign income taxes payable as well as required deferred taxes and an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  The income tax benefit for the fiscal 2010 First Quarter was primarily a result of certain state and foreign income taxes payable as well as required deferred taxes, offset by a benefit resulting from a reduction in our valuation allowance associated with our net operating loss carryback.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs), and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	April 30,	January 29,
(Dollars in millions)	2011	2011

Cash and cash equivalents	$180.4	$117.5
Available borrowing capacity under revolving credit facility	$189.8	$153.8
Working capital	$308.7	$276.6
Current ratio	2.1	2.1
Long-term debt to equity ratio	37.0%	39.7%

Cash Provided by Operating Activities

Our net cash provided by operating activities was $67.3 million for the Fiscal 2011 First Quarter as compared to cash provided by operating activities of $14.2 million for the Fiscal 2010 First Quarter.  The increase in cash provided by operating activities as compared to the prior-year period was primarily the result of improved operating results, a reduction in our investment in inventories net of accounts payable in the current-year period, and a favorable impact from the timing of payments for prepayments and accrued expenses.  Overall, inventories increased 4% on a comparable store cost basis, while our seasonal Spring inventories were down mid-single digits.

Cash Used by Investing Activities

Gross capital expenditures, excluding construction allowances received from landlords, were $8.9 million for the Fiscal 2011 First Quarter as compared to $7.8 million for the Fiscal 2010 First Quarter.  Capital expenditures net of construction allowances received from landlords were $8.8 million for the Fiscal 2011 First Quarter as compared to $6.7 million for the Fiscal 2010 First Quarter.  During the Fiscal 2011 First Quarter we received proceeds of $7.5 million from the sale of office premises in Hong Kong.

We anticipate that our projected gross capital expenditures for Fiscal 2011 will be approximately $37-$40 million before construction allowances received from landlords as compared to gross capital expenditures of $35.8 million for Fiscal 2010.  We anticipate that our Fiscal 2011 capital expenditures, net of construction allowances received from landlords, will be approximately $35-$38 million as compared to net capital expenditures of $32.8 million for Fiscal 2010.  We expect to make these expenditures according to disciplined return on investment criteria for 5-7 new store openings, store remodels, and store refurbishments; for fixturing for new merchandise assortments; to test brand combinations and conversions; and for the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

Cash Used by Financing Activities

During the Fiscal 2011 First Quarter we used $1.6 million of cash and during the Fiscal 2010 First Quarter we used $1.5 million of cash for scheduled repayments of long-term borrowings.

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

FINANCING

Operating Leases

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Leases” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Revolving Credit Facility

We have a loan and security agreement (the “agreement”) that provides for a $225 million senior secured revolving credit facility (the “credit facility”) through July 31, 2012.  The credit facility includes an option allowing us to increase the facility up to $300 million, based on certain terms and conditions.  The credit facility may be used for general corporate purposes, and provides that up to $100 million of the $225 million may be used for letters of credit.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above for further details regarding the credit facility.  There were no borrowings outstanding under the credit facility as of April 30, 2011.

The agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  At any time during which Excess Availability (as defined in the agreement) is less than $40 million, we will be required to maintain a fixed charge coverage ratio of at least 1.1 to 1 for the then preceding twelve-month fiscal period.  As of April 30, 2011 the Excess Availability under the credit facility was $197.7 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

See “FORWARD-LOOKING STATEMENTS” above and “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with our 1.125% Senior Convertible Notes due May 1, 2014.

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financing; Long-term Debt” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 7. Long-term Debt” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

In Fiscal 2011 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and cash equivalents, our operating agreements with Alliance Data related to our proprietary credit cards, and our revolving credit facility will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2011.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.

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

MARKET RISK

As of April 30, 2011 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000.  Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow.  During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program.  We have not repurchased any shares of our common stock under this program subsequent to Fiscal 2008.  As of April 30, 2011, $197,365,000 was available for future repurchases under this program.  This repurchase program has no expiration date.

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

10.1
Stock Appreciation Rights Agreement for grant of 400,000 SARs to Anthony M. Romano dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.1).

10.2
Second Amendment to Severance Agreement dated as of March 28, 2011 between Charming Shoppes, Inc. and Anthony M. Romano, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.4).

10.3
Form of Stock Appreciation Rights Agreement for executive officers dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.5).

10.4	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective June 24, 2010.

10.5	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan) Restricted Share Units Agreement – Share Settled.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

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

CHARMING SHOPPES, INC.
(Registrant)

Date: June 2, 2011	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer

Date: June 2, 2011	/S/ ERIC M. SPECTER
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

10.1
Stock Appreciation Rights Agreement for grant of 400,000 SARs to Anthony M. Romano dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.1).

10.2
Second Amendment to Severance Agreement dated as of March 28, 2011 between Charming Shoppes, Inc. and Anthony M. Romano, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.4).

10.3
Form of Stock Appreciation Rights Agreement for executive officers dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.5).

10.4	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective June 24, 2010.

10.5	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan) Restricted Share Units Agreement – Share Settled.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

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