Form 10-Q
period 2011-07-30
CHARMING SHOPPES INC
filed 2011-09-01
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of August 26, 2011 was 116,474,254 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30,	January 29,
(In thousands, except share amounts)	2011	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$227,436	$117,482
Accounts receivable, net of allowances of $2,326 and $5,667	5,395	36,568
Merchandise inventories	271,862	282,248
Deferred taxes	3,153	3,153
Prepayments and other	95,839	98,458
Total current assets	603,685	537,909

Property, equipment, and leasehold improvements – at cost	1,009,497	1,028,843
Less accumulated depreciation and amortization	772,312	772,895
Net property, equipment, and leasehold improvements	237,185	255,948

Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	18,659	18,233
Total assets	$1,070,097	$1,022,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,222	$107,882
Accrued expenses	142,318	142,002
Current portion – long-term debt	10,826	11,449
Total current liabilities	289,366	261,333

Deferred taxes	53,237	51,466
Other non-current liabilities	155,291	167,089
Long-term debt, net of debt discount of $21,247 and $24,679	132,056	128,350

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 155,087,788 shares and 154,185,373 shares	15,509	15,419
Additional paid-in capital	510,174	508,664
Treasury stock at cost – 38,617,180 shares	(348,400)	(348,400)
Retained earnings	262,864	238,737
Total stockholders’ equity	440,147	414,420
Total liabilities and stockholders’ equity	$1,070,097	$1,022,658

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	July 30,	July 31,
(In thousands, except per share amounts)	2011	2010

Net sales	$499,202	$517,564

Cost of goods sold	253,296	268,441
Gross profit	245,906	249,123

Occupancy and buying expenses	86,601	91,880
Selling, general, and administrative expenses	140,847	146,979
Depreciation and amortization	14,482	16,937
Restructuring and other charges	474	619
Total operating expenses	242,404	256,415

Income/(loss) from operations	3,502	(7,292)

Other income	96	396
Gain on repurchases of 1.125% Senior Convertible Notes	0	1,907
Interest expense	(3,898)	(4,096)

Loss before income taxes	(300)	(9,085)
Income tax provision/(benefit)	1,611	(443)

Net loss	$(1,911)	$(8,642)

Basic and diluted net loss per share	$(0.02)	$(0.07)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twenty-six Weeks Ended
	July 30,	July 31,
(In thousands, except per share amounts)	2011	2010

Net sales	$1,003,555	$1,022,369

Cost of goods sold	472,328	496,657
Gross profit	531,227	525,712

Occupancy and buying expenses	176,012	184,104
Selling, general, and administrative expenses	296,094	306,152
Depreciation and amortization	28,890	33,748
Gain from sale of office premises	(5,185)	0
Restructuring and other charges/(credits)	(139)	1,508
Total operating expenses	495,672	525,512

Income from operations	35,555	200

Other income	237	534
Gain on repurchases of 1.125% Senior Convertible Notes	0	1,907
Interest expense	(7,674)	(8,570)

Income/(loss) before income taxes	28,118	(5,929)
Income tax provision/(benefit)	3,991	(1,182)

Net income/(loss)	$24,127	$(4,747)

Basic net income/(loss) per share	$0.21	$(0.04)

Diluted net income/(loss) per share	$0.20	$(0.04)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	July 30,	July 31,
(In thousands)	2011	2010

Operating activities
Net income/(loss)	$24,127	$(4,747)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	29,991	34,696
Stock-based compensation	2,387	2,010
Accretion of discount on 1.125% Senior Convertible Notes	3,432	3,974
Deferred income taxes	1,771	(918)
Gain on repurchases of 1.125% Senior Convertible Notes	0	(1,907)
Write-down of capital assets due to restructuring	822	0
Net (gain)/loss from disposition of capital assets	(4,849)	534
Changes in operating assets and liabilities
Accounts receivable, net	31,173	28,886
Merchandise inventories	10,386	(21,931)
Accounts payable	28,340	33,182
Prepayments and other	2,619	30,916
Accrued expenses and other	(7,010)	(22,653)
Net cash provided by operating activities	123,189	82,042

Investing activities
Investment in capital assets	(14,596)	(16,584)
Proceeds from sales of capital assets	7,537	0
Proceeds from sales of securities	0	200
Increase in other assets	(345)	(954)
Net cash used by investing activities	(7,404)	(17,338)

Financing activities
Repayments of long-term borrowings	(3,232)	(3,100)
Repurchases of 1.125% Senior Convertible Notes	0	(38,260)
Payment of deferred financing costs	(1,812)	0
Issuance of common stock under employee stock plans, net of amounts withheld for payroll taxes	(787)	131
Net cash used by financing activities	(5,831)	(41,229)

Increase in cash and cash equivalents	109,954	23,475
Cash and cash equivalents, beginning of period	117,482	186,580
Cash and cash equivalents, end of period	$227,436	$210,055

Non-cash financing and investing activities
Assets acquired through capital leases	$2,883	$0

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  The results of operations for the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010 are not necessarily indicative of operating results for the full fiscal year.  As used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

	July 30,	January 29,
(In thousands)	2011	2011

Due from customers	$7,721	$42,235
Allowance for doubtful accounts	(2,326)	(5,667)
Net accounts receivable	$5,395	$36,568

Note 3. Long-term Debt

	July 30,	January 29,
(In thousands)	2011	2011

1.125% Senior Convertible Notes, due May 1, 2014	$140,451	$140,451
6.07% mortgage note, due October 11, 2014	8,646	9,035
6.53% mortgage note, due November 1, 2012	1,750	2,450
7.77% mortgage note, due December 1, 2011	5,393	5,793
Capital lease obligations	7,889	6,749
Total long-term debt principal	164,129	164,478
Less unamortized discount on 1.125% Senior Convertible Notes	(21,247)	(24,679)
Long-term debt – carrying value	142,882	139,799
Current portion	(10,826)	(11,449)
Net long-term debt	$132,056	$128,350

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Long-term Debt (Continued)

On July 14, 2011 we entered into an amended and restated loan and security agreement (the “Amended Agreement”) for a $200,000,000 senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility replaces our $225,000,000 senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  The amount of credit available from time to time under the Amended Facility is determined as a percentage of the value of eligible inventory, accounts receivable, and cash, as reduced by certain reserves (the “Borrowing Base.”).  In addition, the Amended Agreement includes an option allowing us to increase our credit facility to an amount not in excess of $300,000,000, based on certain terms and conditions.  The Amended Facility may be used for working capital and other general corporate purposes, and provides that up to $100,000,000 of the $200,000,000 may be used for letters of credit.

The Amended Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans are variable and will generally accrue interest at a margin ranging from 1.0% to 1.5% over the Base Rate (as defined in the Agreement).  Eurodollar Rate loans will generally accrue interest at a margin ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) as adjusted for reserves.  The applicable margin will be adjusted each fiscal month based on our Monthly Average Liquidity (as defined in the Amended Agreement) for the preceding month.  We are also required to pay a monthly unused line fee ranging from 0.375% to 0.5% of the amount by which the maximum credit available under the Amended Facility exceeds the average daily principal balance of any outstanding revolving loans and letters of credit.  As of July 30, 2011 the applicable rates under the facility were 4.5% (Base Rate plus 1.25%) for Base Rate Loans and 2.4% (LIBOR plus 2.25%) for Eurodollar Rate Loans.

The Amended Agreement provides for customary representations and warranties and affirmative covenants.  The Amended Agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; changes in business; certain actions affecting subsidiaries; credit card agreements; private-label credit cards; and changes in control of certain of our subsidiaries.  At all times we are required to maintain Excess Availability (as defined in the Amended Agreement) of at least the greater of 10% of the Borrowing Base or $15,000,000.  The Amended Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Amended Agreement.  Under certain conditions the maximum amount available under the Amended Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Amended Agreement may be accelerated.

In connection with the Amended Agreement we executed an Amended and Restated Guarantee (the “Amended Guarantee”).  Pursuant to the Amended Guarantee, we and most of our subsidiaries jointly and severally guaranteed the borrowings and obligations under the Amended Agreement, subject to standard insolvency limitations.  In accordance with the Amended Guarantee, collateral for the borrowings under the Amended Agreement consists of pledges by us and certain of our subsidiaries of the capital stock of each such entity’s subsidiaries.  The Amended Agreement also provides for a security interest in substantially all of our assets excluding, among other things, equipment, real property, and stock or other equity and assets of excluded subsidiaries.  Excluded subsidiaries are not Guarantors under the Amended Agreement and the Amended Guarantee.

As of July 30, 2011 we had an aggregate total of $4,270,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the Amended Facility as interest expense.  There were no borrowings outstanding under the facility as of July 30, 2011.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Stockholders’ Equity

The following table summarizes changes in total stockholders’ equity for the period indicated:

Twenty-six
Weeks Ended
July 30,
(Dollars in thousands)	2011

Total stockholders’ equity, beginning of period	$414,420
Net income	24,127
Issuance of common stock under employee stock plans (902,415 shares), net of amounts withheld for payroll taxes	(787)
Stock-based compensation	2,387
Total stockholders’ equity, end of period	$440,147

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

SARS and stock option activity under our various stock-based compensation plans for the twenty-six weeks ended July 30, 2011 was as follows:

		Weighted				Aggregate
	Option/	Average				Intrinsic
	SARs	Exercise	Range of Exercise			Value(1)
	Shares	Price	Prices per Share			(000’s)

Outstanding at January 29, 2011(2)	6,098,153	$3.10	$1.00	–	$13.84	$0
Granted – exercise price equal to market price	2,414,258	4.00	3.20	–	4.37
Canceled/forfeited	(761,095)	5.05	1.00	–	13.84
Exercised(3)	(1,598,696)	1.80	1.00	–	2.93	2,145	(4)
Outstanding at July 30, 2011(5)	6,152,620	$3.55	$1.00	–	$11.28	3,410
Exercisable at July 30, 2011(5)	1,405,713	$3.29	$1.00	–	$11.28	1,136
____________________
(1) Aggregate market value less aggregate exercise price.
(2) Includes 1,416,496 shares related to “inducement grants” of SARs in accordance with Nasdaq Marketplace Rule 5635(c)(4).
(3) Includes 825,000 shares exercised related to “inducement grants” (see note (2) above).
(4) As of date of exercise.
(5) Includes 591,496 shares outstanding related to “inducement grants” (see note (2) above), of which 127,476 shares were exercisable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Stock-based Compensation Plans (Continued)

As of July 30, 2011 the following shares were available for future grants under our stock-based compensation plans:

2010 Stock Award and Incentive Plan	4,594,025
1994 Employee Stock Purchase Plan	348,025

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands)	2011	2010	2011	2010

Stock-based compensation expense, excluding cash-settled RSUs	$1,356	$936	$2,387	$2,010
Stock-based compensation expense, cash-settled RSUs(1)	0	(237)	0	4
Total stock-based compensation expense	$1,356	$699	$2,387	$2,014
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

Total stock-based compensation expense not yet recognized, related to the non-vested portion of stock options, SARs, and awards outstanding, was $13,218,000 as of July 30, 2011.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Customer Loyalty Card Programs (Continued)

Additional information with respect to our various loyalty card programs is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(In thousands)	2011	2010	2011	2010

Loyalty card revenues recognized	$4,593	$4,809	$9,168	$9,216

	Accrued as of
	July 30,	January 29,
(In thousands)	2011	2011

Discounts earned but not yet issued and discounts issued but not yet redeemed	$1,920	$2,277

Note 7. Net Income/(Loss) per Share

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30,		July 31,		July 30,	July 31,
(In thousands, except per share amounts)	2011		2010		2011	2010

Basic weighted average common shares outstanding	116,743		115,699		116,459	115,851
Dilutive effect of SARs, stock options, and awards	0	(1)	0	(1)	1,344	0	(1)
Diluted weighted average common shares and equivalents outstanding	116,743		115,699		117,803	115,851

Net income/(loss) used to determine basic and diluted net income per share	$(1,911)		$(8,642)		$24,127	$(4,747)

SARs and stock options with weighted average exercise price greater than market price, excluded from computation of diluted net income per share:
Number of shares	0	(1)	0	(1)	3,453	0	(1)
Weighted average exercise price per share					$4.70
____________________
(1) SARs, Stock options, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes (Continued)

Income taxes receivable, net, which primarily include amended return receivables as of July 30, 2011, and amended return receivables and the NOL carryback for Fiscal 2009 as of January 29, 2011, are included in “Prepayments and other” on our condensed consolidated balance sheets, and were as follows:

	July 30,	January 29,
(In thousands)	2011	2011

Income taxes receivable, net	$8,872	$10,733

The reduction in income taxes receivable during the twenty-six weeks ended July 30, 2011 was principally a result of the receipt of $1,620,000 of net Federal tax refunds that related primarily to our NOL carryback for Fiscal 2009.

As of July 30, 2011 our gross unrecognized tax benefits associated with uncertain tax positions were $28,290,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $18,601,000.  The accrued interest and penalties as of July 30, 2011 were $14,471,000.

During the twenty-six weeks ended July 30, 2011 the gross unrecognized tax benefits decreased by $503,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income decreased by $454,000.  Accrued interest and penalties decreased by $284,000 during the twenty-six weeks ended July 30, 2011.  These decreases are primarily the result of payments relating to audits of state tax positions, partially offset by additional accruals for uncertain tax positions.

As of July 30, 2011 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $2,418,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Segment Reporting

We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into the “Retail Stores” segment. Our catalog and catalog-related e-commerce operations are separately reported under the Direct-to-Consumer segment.  Further information regarding our operating segments is included in “Item 8. Financial Statements and Supplementary Data; Note 18. Segment Reporting” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is included in the following tables.

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Thirteen weeks ended July 30, 2011
Net sales	$492,778	$6,424	$0		$499,202
Depreciation and amortization	11,057	262	3,163		14,482
Income from operations	33,268	(3,808)	(25,958	)(1)	3,502
Net interest expense and other income			(3,802)		(3,802)
Income tax provision			1,611		1,611
Net loss	33,268	(3,808)	(31,371)		(1,911)
Capital expenditures	2,131	445	3,132		5,708

Thirteen weeks ended July 31, 2010
Net sales	$512,219	$5,345	$0		$517,564
Depreciation and amortization	13,637	297	3,003		16,937
Loss from operations	14,119	(3,243)	(18,168	)(2)	(7,292)
Gain on repurchases of 1.125% Senior Convertible Notes			1,907		1,907
Net interest expense and other income			(3,700)		(3,700)
Income tax benefit			(443)		(443)
Net loss	14,119	(3,243)	(19,518)		(8,642)
Capital expenditures	2,887	80	5,854		8,821
____________________
(1) Includes $474 of restructuring and other charges (see “Note 10. Restructuring and Other Charges/(Credits)” below).
(2) Includes $619 of restructuring and other charges (see “Note 10. Restructuring and Other Charges/(Credits)” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Segment Reporting (Continued)

	Retail	Direct-to-	Corporate
(In thousands)	Stores	Consumer	and Other		Consolidated

Twenty-six weeks ended July 30, 2011
Net sales	$983,359	$20,196	$0		$1,003,555
Depreciation and amortization	22,084	516	6,290		28,890
Income from operations	88,916	(5,784)	(47,577	)(1)	35,555
Net interest expense and other income			(7,437)		(7,437)
Income tax provision			3,991		3,991
Net income	88,916	(5,784)	(59,005)		24,127
Capital expenditures	5,490	1,190	7,916		14,596

Twenty-six weeks ended July 31, 2010
Net sales	$1,004,293	$18,076	$0		$1,022,369
Depreciation and amortization	26,756	595	6,397		33,748
Income from operations	42,068	(4,909)	(36,959	)(2)	200
Gain on repurchases of 1.125% Senior Convertible Notes			1,907		1,907
Net interest expense and other income			(8,036)		(8,036)
Income tax benefit			(1,182)		(1,182)
Net loss	42,068	(4,909)	(41,906)		(4,747)
Capital expenditures	8,157	80	8,347		16,584
____________________
(1) Includes $139 of restructuring and other credits (see “Note 10. Restructuring and Other Charges/(Credits)” below) and a $5,185 gain from the sale of office premises.
(2) Includes $1,508 of restructuring and other charges (see “Note 10. Restructuring and Other Charges/(Credits)” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Restructuring and Other Charges/(Credits)

The following table summarizes our restructuring and other charges:

					Total
	Costs	Costs Incurred	Estimated		Estimated/
	Incurred	for Twenty-six	Remaining		Actual
	as of	Weeks Ended	Costs		Costs as of
	January 29,	July 30,	To be		July 30,
(In thousands)	2011	2011	Incurred		2011

Fiscal 2010 Announcements
Closing of under-performing stores:
Non-cash impairment charge for
CATHERINES® stores in outlet locations	$3,210	$0	$0		$3,210
Store lease termination and other charges	0	11	5,815		5,826
Severance for departure of former CEO	2,898	0	0		2,898

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET® stores:
Non-cash accelerated depreciation	612	0	0		612
Store lease termination charges	1,070	0	0		1,070
Other non-cash costs	195	0	0		195
Closing of under-performing stores:
Store lease termination charges	2,691	0	3,300		5,991

Fiscal 2007 and Fiscal 2008 Announcements
Lease termination and accretion charges	11,575	(157)	1,912	(1)	13,330
Severance, retention, and other costs	5,123	7	0		5,130
Closing of under-performing stores:
Store lease termination charges	8,305	0	0		8,305
Total	$35,679	$(139)	$11,027		$46,567
____________________
(1) Accretion charges related to lease termination liability for assets retained from the sale of our Crosstown Traders apparel catalogs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Restructuring and Other Charges/(Credits) (Continued)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Twenty-six Weeks Ended		Accrued
	as of	July 30, 2011		as of
	January 29,	Costs	Payments/	July 30,
(In thousands)	2011(1)	Incurred	Settlements	2011(1)

Fiscal 2010 Announcements
Severance for departure of former CEO	$1,910	$0	$(571)	$1,339
Closing of under-performing stores:
Store lease termination charges	0	1,075	(900)	175

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	599	0	(248)	351
Closing of under-performing stores:
Store lease termination charges	1,104	0	(25)	1,079

Fiscal 2007 and Fiscal 2008 Announcements
Non-core misses apparel assets:
Lease termination charges	7,074	(157)	(1,610)	5,307
Other costs	153	0	0	153
Transformational initiatives:
Severance and retention costs	117	7	(121)	3
Closing of under-performing stores:
Store lease termination charges	798	0	(183)	615
Total	$11,755	$925	$(3,658)	$9,022
____________________
(1) Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.

The net credit in restructuring and other charges for the twenty-six weeks ended July 30, 2011 consisted primarily of adjustments to store-related deferred allowances as a result of the closure of under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter and the settlement of minor lease obligations for certain facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.  These charges were partially offset by lease termination costs, non-cash accelerated depreciation, and cash severance costs for store personnel related to under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the twenty-six weeks ended July 31, 2010 consisted primarily of lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter and accretion charges on lease termination costs for facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.

See “Item 8. Financial Statements and Supplementary Data; Note 13. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further information regarding our restructuring and other charges.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	July 30, 2011			January 29, 2011
	Carrying		Fair	Carrying		Fair
(In thousands)	Amount		Value	Amount		Value

Assets:
Cash and cash equivalents	$227,436		$227,436	$117,482		$117,482

Liabilities:
1.125% Senior Convertible Notes, due May 1, 2014	119,204	(1)	126,406	115,772	(1)	118,681
6.07% mortgage note, due October 11, 2014	8,646		8,509	9,035		8,887
6.53% mortgage note, due November 1, 2012	1,750		1,750	2,450		2,451
7.77% mortgage note, due December 1, 2011	5,393		5,488	5,793		5,921
____________________
(1) Net of unamortized discount of $21,247at July 30, 2011 and $24,679 at January 29, 2011 (see “Note 3. Long-term Debt” above).

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

Results of Operations

During the Fiscal 2011 Second Quarter we continued to improve on our operating results, with increases in our consolidated Retail Stores segment comparable store sales and Adjusted EBITDA (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below).  Consolidated Adjusted EBITDA for the Fiscal 2011 Second Quarter increased by $8.2 million to $18.5 million as compared to $10.3 million for the prior-year period, reflecting improved profitability at each of our brands.  The year-over-year operating improvement was driven by decreases in expenses, a more fashionable apparel assortment, and disciplined inventory management across all of our brands.  During the Fiscal 2010 Second Quarter we were over-receipted in seasonal non-core merchandise and our Adjusted EBITDA was negatively impacted by heavy discounting to clear the seasonal merchandise.

Consolidated net sales for the Fiscal 2011 Second Quarter reflected an increase of 1% in consolidated comparable store sales and a 17% increase in e-commerce net sales as compared to the Fiscal 2010 Second Quarter.  The improvement in comparable store sales was led by LANE BRYANT, with a 3% comparable store sales increase.  However, these increases were more than offset by the impact of 155 net store closings during the preceding 12-month period in connection with our store closing program.  Our improved Spring and Summer assortments have been resonating with our customer, resulting in higher conversion rates during the Fiscal 2011 Second Quarter as compared to the prior-year period.

Our gross margin increased as a percent of sales for the Fiscal 2011 Second Quarter as compared to the Fiscal 2010 Second Quarter.  The increase was driven by improvements across all of our brands, and benefited from improved Spring and Summer assortments and disciplined inventory management, which resulted in fewer markdowns as compared to the prior-year period.  The decline in gross profit dollars was primarily driven by the net closure of 155 stores over the preceding 12 months in connection with our store closing program.

Our operating expenses (excluding restructuring and other charges of $0.5 million) decreased by $13.9 million and by 90 basis points as a percent of sales, driven primarily by the impact of the 155 net store closures and expense reductions at our LANE BRYANT and FASHION BUG brands.  Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2011 Second Quarter as compared to the prior-year period, primarily related to lower rent expense as a result of the operation of fewer stores and the negotiation of store lease terms.  Selling, general, and administrative expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2011 Second Quarter as compared to the prior-year period, primarily as a result of a combination of lower store payroll attributable to operating fewer stores, lower advertising expenses, leverage from the increase in comparable store sales at our LANE BRYANT and CATHERINES brands, and higher credit income.

Depreciation and amortization expenses decreased by $2.4 million for the Fiscal 2011 Second Quarter as compared to the prior-year period primarily as a result of the operation of fewer stores and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the Fiscal 2011 Second Quarter were primarily for non-cash accelerated depreciation and severance costs for store personnel related to the closing of under-performing stores.  Fiscal 2010 Second Quarter charges were primarily for lease termination costs related to our store closing program and accretion charges on lease termination costs for facilities retained from the sale of our Crosstown Traders apparel catalogs.

Cost increases associated with cotton, wool, and synthetic fabrics and increases in labor costs and inflation in developing countries during the first half of Fiscal 2011 have had a moderate impact on our Fiscal 2011 Second Quarter results and will have a greater impact on our Fall and Holiday seasons.  We have only partially mitigated these price increases through value-engineering product, shifting production to lower-cost countries, and adjusting our product mix.  Additionally, each of our brands has strategically increased initial ticket pricing.  Although the upward trend of these costs has reversed and they are now decreasing, due to product lead times required for our Fall and Holiday 2011 seasons we do not expect to benefit from such decreases until our Spring 2012 season.  We will continue to make price adjustments as warranted to ensure an appropriate value proposition for our customer.

Our Spring and Summer assortments of both core and fashion apparel continue to resonate with our customer, as evidenced by our increased conversion rates.  However, traffic levels at our stores were down on a year-over-year basis and were below our expectations.  Sales and traffic slowed in the latter half of the quarter, principally as a result of our inventory management plan to end the quarter with considerably lower Summer clearance inventory than the prior-year period.  In response to these traffic trends, we continue to be more aggressive with our marketing efforts in an attempt to drive additional traffic to our stores and our websites.  We will continue to manage inventories in order to protect our gross margins and operating results.

Financial Position

We ended the Fiscal 2011 Second Quarter with $227 million of cash as compared to $117 million as of the end of Fiscal 2010 and ended the quarter with a net cash position as compared to a net debt position as of the end of Fiscal 2010.  Our cash position increased primarily as a result of improved operating results during the first half of Fiscal 2011, disciplined inventory management, improved sell-through of our seasonal merchandise at each of our brands, collections of accounts receivable generated from December 2010 holiday season sales by our Direct-to-Consumer segment, and proceeds of $7.5 million from the sale of office premises.  Our comparable store inventories decreased 5% on a cost basis as of the end of the Fiscal 2011 Second Quarter.  Our disciplined inventory management has led to better inventory productivity, as fewer units drove improved turns of seasonal merchandise.

On July 14, 2011 we entered into an amended and restated loan and security agreement for a $200,000,000 senior secured revolving credit facility, which replaces our $225,000,000 senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  See “FINANCING; Revolving Credit Facility” below for further discussion of the amended agreement.  We ended the quarter with no borrowings against the revolving credit facility.  As of July 30, 2011, our total liquidity position was $374 million.

Management Initiatives

In March 2011 we announced the following areas of focus designed to further position the Company for a return to profitability (see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further discussion of these initiatives):

●	intensify our focus on our primary target customers specific to each of our brands;

●	increase inventory productivity both qualitatively and quantitatively;

●	improve the overall profitability by brand and at the enterprise level; and

●	build a winning culture.

Our results for the first half of Fiscal 2011 reflect the beginning of the execution of the above initiatives.  Our intensified focus on our primary target customer has led to improved fashion assortments, which are resonating with our target customer and are resulting in improved conversion rates.  The improved assortments are generating increased inventory productivity and improved gross margins, which have led to improved overall profitability and increased Adjusted EBITDA.

We are encouraged by our progress and improved financial results.  However, we have a number of challenges to address, including generating additional traffic and continued optimization of our inventory mix, while navigating through the challenges of the current macro-economic environment.  We have positioned ourselves to compete aggressively in this challenging macro-economic environment by continuing our disciplined inventory management and with more focused marketing, including appropriate promotional pricing adjustments, as our consumer dictates and as circumstances warrant.  We recognize that the real measure of success will be consistent, improving performance.  We will continue to execute on our initiatives throughout the remainder of Fiscal 2011.

RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA

We believe that Adjusted EBITDA, along with other measures, provides a useful pre-tax measure of our ongoing operating performance and our ability to meet debt service and capital requirements on a comparable basis excluding the impact of certain items and capital-related non-cash charges.  We use Adjusted EBITDA to monitor and evaluate the performance of our business operations and we believe that it enhances our investors’ ability to analyze trends in our business, compare our performance to other companies in our industry, and evaluate our ability to service our debt and capital needs.  In addition, we use Adjusted EBITDA as a performance metric in our compensation programs.

Although Adjusted EBITDA provides useful information on an operating cash flow basis, it is a limited measure in that it excludes the impact of cash requirements for interest expense, income taxes, capital expenditures, and certain other items requiring cash outlays or generating cash receipts.  Therefore, Adjusted EBITDA should be used as a supplement to results of operations and cash flows as reported under Generally Accepted Accounting Principles (“GAAP”) and should not be used as a singular measure of operating performance or as a substitute for GAAP results.

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

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended July 30, 2011
Net sales	$251.5	$161.4	$79.9	$492.8

Net loss	14.7	12.5	6.1	33.3
Income tax provision	–	–	–	–
Net interest expense and other income	–	–	–	–
Depreciation and amortization	7.7	1.8	1.5	11.0
EBITDA	22.4	14.3	7.6	44.3

Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$22.4	$14.3	$7.6	$44.3
Adjusted EBITDA as a % of net sales	8.9%	8.9%	9.5%	9.0%
____________________
(1) Includes LANE BRYANT OUTLET® stores, with net sales of $34.7 and Adjusted EBITDA of $7.1.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Thirteen weeks ended July 30, 2011
Net sales	$6.4	$0.0	$499.2

Net loss	(3.8)	(31.4)	(1.9)
Income tax provision	–	1.6	1.6
Net interest expense and other income	–	3.8	3.8
Depreciation and amortization	0.3	3.2	14.5
EBITDA	(3.5)	(22.8)	18.0

Restructuring and other charges	–	0.5	0.5
Adjusted EBITDA	$(3.5)	$(22.3)	$18.5
Adjusted EBITDA as a % of net sales	(54.7)%	– (3)	3.7%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Thirteen weeks ended July 31, 2010
Net sales	$249.2	$182.8	$80.2	$512.2

Net loss	3.8	6.4	3.9	14.1
Income tax benefit	–	–	–	–
Net interest expense and other income	–	–	–	–
Depreciation and amortization	8.9	2.7	2.0	13.6
EBITDA	12.7	9.1	5.9	27.7

Gain on repurchases of 1.125% Senior Convertible Notes
Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$12.7	$9.1	$5.9	$27.7
Adjusted EBITDA as a % of net sales	5.1%	5.0%	7.4%	5.4%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $31.8 and Adjusted EBITDA of $5.8.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other(3)	Consolidated

Thirteen weeks ended July 31, 2010
Net sales	$5.4	$0.0	$517.6

Net loss	(3.2)	(19.5)	(8.6)
Income tax benefit	–	(0.4)	(0.4)
Net interest expense and other income	–	3.7	3.7
Depreciation and amortization	0.3	3.0	16.9
EBITDA	(2.9)	(13.2)	11.6

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.9)	(1.9)
Restructuring and other charges	–	0.6	0.6
Adjusted EBITDA	$(2.9)	$(14.5)	$10.3
Adjusted EBITDA as a % of net sales	(53.7)%	– (4)	2.0%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3)   Corporate and Other includes the results of our direct sourcing operation. In the Fiscal 2010 Second Quarter the results of our Corporate and Other segment included the favorable impact of buying efficiencies gained from buying a higher percentage of apparel products through our direct sourcing operation.

(4) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Twenty-six weeks ended July 30, 2011
Net sales	$514.3	$311.4	$157.7	$983.4

Net income	56.3	21.0	11.6	88.9
Income tax provision	–	–	–	–
Net interest expense and other income	–	–	–	–
Depreciation and amortization	15.1	3.9	3.1	22.1
EBITDA	71.4	24.9	14.7	111.0

Gain from sale of office premises	–	–	–	–
Restructuring and other credits	–	–	–	–
Adjusted EBITDA	$71.4	$24.9	$14.7	$111.0
Adjusted EBITDA as a % of net sales	13.9%	8.0%	9.3%	11.3%
____________________
(1) Includes LANE BRYANT OUTLET® stores, with net sales of $63.9 and Adjusted EBITDA of $11.5.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Twenty-six weeks ended July 30, 2011
Net sales	$20.2	$0.0	$1,003.6

Net income	(5.8)	(59.0)	24.1
Income tax provision	–	4.0	4.0
Net interest expense and other income	–	7.4	7.4
Depreciation and amortization	0.5	6.3	28.9
EBITDA	(5.3)	(41.3)	64.4

Gain from sale of office premises	–	(5.2)	(5.2)
Restructuring and other credits	–	(0.1)	(0.1)
Adjusted EBITDA	$(5.3)	$(46.6)	$59.1
Adjusted EBITDA as a % of net sales	(26.2)%	– (3)	5.9%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3) Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

				Total
	LANE	FASHION		Retail
(In millions)	BRYANT(1)	BUG	CATHERINES	Stores

Twenty-six weeks ended July 31, 2010
Net sales	$495.3	$348.7	$160.3	$1,004.3

Net loss	29.5	5.4	7.2	42.1
Income tax benefit	–	–	–	–
Net interest expense and other income	–	–	–	–
Depreciation and amortization	17.4	5.5	3.9	26.8
EBITDA	46.9	10.9	11.1	68.9

Gain on repurchases of 1.125% Senior Convertible Notes
Restructuring and other charges	–	–	–	–
Adjusted EBITDA	$46.9	$10.9	$11.1	$68.9
Adjusted EBITDA as a % of net sales	9.5%	3.1%	6.9%	6.9%
____________________
(1) Includes LANE BRYANT OUTLET stores, with net sales of $58.7 and Adjusted EBITDA of $9.7.

	Direct-to-	Corporate
(In millions)	Consumer(2)	And Other	Consolidated

Twenty-six weeks ended July 31, 2010
Net sales	$18.1	$0.0	$1,022.4

Net loss	(4.9)	(41.9)	(4.7)
Income tax benefit	–	(1.2)	(1.2)
Net interest expense and other income	–	8.0	8.0
Depreciation and amortization	0.6	6.4	33.8
EBITDA	(4.3)	(28.7)	35.9

Gain on repurchases of 1.125% Senior Convertible Notes	–	(1.9)	(1.9)
Restructuring and other charges	–	1.5	1.5
Adjusted EBITDA	$(4.3)	$(29.1)	$35.5
Adjusted EBITDA as a % of net sales	(23.8)%	– (3)	3.5%
____________________
(2) Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.
(3) Not meaningful.

The following table shows information related to the change in our Retail Stores segment net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Increase/(decrease) in comparable store sales(1) :
Consolidated retail stores	1%	1%	1%	(1)%
LANE BRYANT(2)	3	1	5	(1)
FASHION BUG®	(3)	3	(3)	1
CATHERINES	2	0	0	(1)

Sales from new stores as a percentage of prior-period consolidated net sales(3):
LANE BRYANT(2)	2	1	2	1
FASHION BUG	0	0	0	0
CATHERINES(4)	0	1	0	1

Prior-period sales from closed stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	(2)	(1)	(2)	(1)
FASHION BUG	(3)	(3)	(3)	(3)
CATHERINES	(1)	0	0	0
Other retail stores(5)	0	(1)	0	(1)

Decrease in Retail Stores segment net sales	(4)	(2)	(2)	(3)
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

Retail Store Activity for Fiscal 2011

	LANE	FASHION
	BRYANT(1)	BUG	CATHERINES	Total

Fiscal 2011 Year-to-Date:
Stores at January 29, 2011	846	743	475	2,064

Stores opened	2	1	0	3
Stores closed(2)	(31)	(60)	(23)	(114)
Net change in stores	(29)	(59)	(23)	(111)

Stores at July 30, 2011	817	684	452	1,953

Stores relocated during period	6	0	0	6

Fiscal 2011 Plan:
Store openings	5-7	1	0	6-8
Store closings(3)	50-55	135-140	40-45	225-240
Store relocations	10-13	0	0	10-13
____________________
(1) Includes LANE BRYANT OUTLET stores.
(2) Primarily includes stores closed as part of our previously announced store closing initiatives.
(3)  Includes approximately 210 under-performing stores and 15 CATHERINES stores in outlet locations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” of our annual report on Form 10-K for the fiscal year ended January 29, 2011).

Comparison of Thirteen Weeks Ended July 30, 2011 and July 31, 2010

Net Sales

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change From
	July 30,	Net	July 31,	Net	Prior Period
(Dollars in millions)	2011	Sales	2010	Sales	Dollars	Percent

LANE BRYANT(1)	$251.5	50.4%	$249.2	48.2%	$2.3	0.9%
FASHION BUG	161.4	32.3	182.8	35.3	(21.4)	(11.7)
CATHERINES	79.9	16.0	80.2	15.5	(0.3)	(0.4)
Total Retail Stores	492.8	98.7	512.2	99.0	(19.4)	(3.8)
Direct-to-Consumer	6.4	1.3	5.4	1.0	1.0	18.5
Consolidated net sales	$499.2	100.0%	$517.6	100.0%	$(18.4)	(3.5)%
____________________
(1) Includes LANE BRYANT OUTLET stores.

A 1% increase in Retail Stores segment comparable store sales and a 17% increase in store-related e-commerce net sales for the Fiscal 2011Second Quarter as compared to the Fiscal 2010 Second Quarter were more than offset by the impact of 155 net store closings during the preceding 12-month period.  As discussed in the overview above, the improvement in our comparable store sales was primarily attributable to our LANE BRYANT brand and was driven by a more fashionable apparel assortment and disciplined inventory management across all of our brands.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of a 3% increase in comparable store sales and a 20% increase in store-related e-commerce net sales, partially offset by 38 net store closings during the preceding 12-month period.  LANE BRYANT has experienced five consecutive quarters of positive comparable store sales, which reflects the improvements to their merchandise assortments.  An improvement in average dollar sale was partially offset by a decrease in traffic levels as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 89 net store closings during the preceding 12-month period and a 3% decrease in comparable store sales, partially offset by a 3% increase in store-related e-commerce net sales.  The decrease in comparable store sales reflects the impact of increased levels of clearance sales in the prior-year period as a result of our efforts to liquidate slow-moving seasonal merchandise.  Decreases in traffic levels and units per transaction as compared to the prior-year period were partially offset by improvements in conversion rate and average dollar sale.

CATHERINES sales decreased slightly as compared to the prior-year period as a 2% increase in comparable store sales and a 23% increase in store-related e-commerce net sales were more than offset by the impact of 28 net store closings during the preceding 12-month period.  Improvements in the conversion rate and average dollar sale were partially offset by decreases in traffic levels and units per transaction as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the Fiscal 2011 Second Quarter represented 7% of Retail Stores segment net sales for the current-year period as compared to 6% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which include an expanding selection of new brands through our SONSI® website and the September 2011 launch of new outfitting technology that will improve the customers’ ability to shop for outfits.

During the Fiscal 2011 Second Quarter we recognized revenues of $4.6 million in connection with our loyalty card programs as compared to revenues of $4.8 million during the Fiscal 2010 Second Quarter.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S Spring season and Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated gross profit	$245.9	49.3%	$249.1	48.1%	1.2%

Consolidated gross profit as a percentage of net sales increased primarily as a result of improvements in gross margins from improved assortments and disciplined inventory management.  We were more promotional in the Fiscal 2010 Second Quarter to sell through slow-moving seasonal inventory, which negatively impacted gross margins in the prior-year period.  The Fiscal 2011 Second Quarter gross margin was moderately affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales increased 190 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales increased 370 basis points for FASHION BUG, 130 basis points for CATHERINES, and 60 basis points for LANE BRYANT as compared to the prior-year period.  As noted in the overview above, the increase in Retail Stores segment gross margin was primarily the result of improved assortments and disciplined inventory management, which resulted in faster inventory turnover of seasonal merchandise and fewer markdowns during the current-year period.  Additionally, FASHION BUG and CATHERINES were less promotional in the current-year period as compared to the prior-year period as a result of improved sell-through of our seasonal inventory.

Gross profit for the Direct-to-Consumer segment increased as a result of the increase in Direct-to-Consumer segment net sales but decreased as a percentage of net sales primarily due to the mix of food and non-food catalog sales for Fiscal 2011.

Occupancy and Buying

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated occupancy and buying	$86.6	17.4%	$91.9	17.8%	(0.4)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 155 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 80 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 170 basis points for LANE BRYANT and decreased 80 basis points for CATHERINES, primarily as a result of leverage from increases in comparable store sales.  For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 10 basis points as a percentage of net sales as a result of negative leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment were comparable to the prior-year period.

Selling, General, and Administrative

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated selling, general, and administrative	$140.8	28.2%	$147.0	28.4%	(0.2)%

Consolidated selling, general, and administrative expenses decreased as a percentage of net sales and in dollar amount primarily as a result of a combination of lower store payroll as a result of operating fewer stores, lower advertising expenses, leverage from the increase in comparable store sales at our LANE BRYANT and CATHERINES brands, and higher credit income.

Retail Stores segment selling, general, and administrative expenses decreased 90 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 160 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, decreased 30 basis points for FASHION BUG, and were flat for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of selling expenses related to our SONSI social media website, which was launched in the latter part of Fiscal 2010.

Depreciation and Amortization

	Thirteen		Thirteen
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Depreciation and amortization	$14.5	2.9%	$16.9	3.3%	(0.4)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Restructuring and Other Charges

Restructuring and other charges for the Fiscal 2011 Second Quarter consisted primarily of non-cash accelerated depreciation and severance costs for store personnel related to the closing of under-performing stores.

Restructuring and other charges for the Fiscal 2010 Second Quarter consisted primarily of lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter and accretion charges on lease termination costs for facilities retained from the sale of our Crosstown Traders apparel catalogs.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the Fiscal 2010 Second Quarter we repurchased 1.125% Senior Convertible Notes due May 1, 2014  with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets.  Accordingly, the income tax provision for the Fiscal 2011 Second Quarter resulted primarily from certain state and foreign income taxes payable as well as required deferred taxes and an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  The income tax benefit for the Fiscal 2010 Second Quarter was primarily a result of a net decrease in our liability for unrecognized tax benefits, interest, and penalties offset by certain state and foreign income taxes payable as well as required deferred taxes.

Comparison of Twenty-six Weeks Ended July 30, 2011 and July 31, 2010

Net Sales

	Twenty-six		Twenty-six
	Weeks Ended	% of	Weeks Ended	% of	Change From
	July 30,	Net	July 31,	Net	Prior Period
(Dollars in millions)	2011	Sales	2010	Sales	Dollars	Percent

LANE BRYANT(1)	$514.3	51.3%	$495.3	48.4%	$19.0	3.8%
FASHION BUG	311.4	31.0	348.7	34.1	(37.3)	(10.7)
CATHERINES	157.7	15.7	160.3	15.7	(2.6)	(1.6)
Total Retail Stores	983.4	98.0	1,004.3	98.2	(20.9)	(2.1)
Direct-to-Consumer	20.2	2.0	18.1	1.8	2.1	11.6
Consolidated net sales	$1,003.6	100.0%	$1,022.4	100.0%	$(18.8)	(1.8)%
____________________
(1) Includes LANE BRYANT OUTLET stores.

A 1% increase in Retail Stores segment comparable store sales and a 17% increase in store-related e-commerce net sales for the first half of Fiscal 2011 as compared to the first half of Fiscal 2010 were more than offset by the impact of 155 net store closings during the preceding 12-month period.  The improvement in our comparable store sales was primarily attributable to our LANE BRYANT brand and was driven by a more fashionable apparel assortment and disciplined inventory management across all of our brands.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of a 5% increase in comparable store sales and an 18% increase in store-related e-commerce net sales, partially offset by 38 net store closings during the preceding 12-month period.  Improvements in average dollar sale, units per transaction, and conversion rate were partially offset by declines in traffic levels as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 89 net store closings during the preceding 12-month period and a 3% decrease in comparable store sales, partially offset by a 5% increase in store-related e-commerce net sales.  A decrease in traffic levels as compared to the prior-year period was partially offset by improvements in average dollar sale and conversion rate.

CATHERINES sales decreased as compared to the prior-year period as a 24% increase in store-related e-commerce net sales was more than offset by the impact of 28 net store closings during the preceding 12-month period.  Improvements in average dollar sale and units per transaction were more than offset by a decrease in traffic levels as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the first half of Fiscal 2011 represented 7% of Retail Stores segment net sales for the current-year period as compared to 6% of Retail Stores segment net sales for the prior-year period.    The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which include an expanding selection of new brands through our SONSI website and the September 2011 launch of new outfitting technology that will improve the customers’ ability to shop for outfits.

During the first half of Fiscal 2011 we recognized revenues of $9.2 million in connection with our loyalty card programs as compared to revenues of $9.2 million during the first half of Fiscal 2010.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S Spring season and Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Twenty-six		Twenty-six
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated gross profit	$531.2	52.9%	$525.7	51.4%	1.5%

Consolidated gross profit as a percentage of net sales increased primarily as a result of improvements in gross margins from improved assortments and disciplined inventory management.  We were more promotional in the first half of Fiscal 2010 to sell through slow-moving seasonal inventory, which negatively impacted gross margins in the prior-year period.  The gross margin for the first half of Fiscal 2011 was moderately affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales increased 240 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales increased 500 basis points for FASHION BUG, 200 basis points for CATHERINES, and 40 basis points for LANE BRYANT as compared to the prior-year period.  As noted in the overview above, the increase in Retail Stores segment gross profit was primarily the result of improved assortments and disciplined inventory management, which resulted in faster inventory turnover of seasonal merchandise and fewer markdowns during the current-year period.  Additionally, FASHION BUG and CATHERINES were less promotional in the current-year period as compared to the prior-year period as a result of improved sell-through of our seasonal inventory.

Gross profit for the Direct-to-Consumer segment increased slightly in dollar amount as a result of the increase in net sales, but decreased 140 basis points as a percentage of net sales primarily due to the mix of food and non-food catalog sales for Fiscal 2011.

Occupancy and Buying

	Twenty-six		Twenty-six
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated occupancy and buying	$176.0	17.5%	$184.1	18.0%	(0.5)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 155 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 80 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 170 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, and 60 basis points for CATHERINES.  For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 20 basis points as a percentage of net sales as a result of negative leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment were comparable to the prior-year period.

Selling, General, and Administrative

	Twenty-six		Twenty-six
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Consolidated selling, general, and administrative	$296.1	29.5%	$306.2	29.9%	(0.4)%

Consolidated selling, general, and administrative expenses decreased as a percentage of net sales and in dollar amount primarily as a result of a combination of lower payroll as a result of operating fewer stores, higher credit income, and lower advertising expenses primarily due to the non-recurrence of our national television campaign that occurred in the prior-year period.

Retail Stores segment selling, general, and administrative expenses decreased 120 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 240 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, were flat for FASHION BUG, and increased 20 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of selling expenses related to our SONSI social media website, which was launched in the latter part of Fiscal 2010.

Depreciation and Amortization

	Twenty-six		Twenty-six
	Weeks Ended	% of	Weeks Ended	% of	Change as a
	July 30,	Net	July 31,	Net	Percentage of
(Dollars in millions)	2011	Sales	2010	Sales	Net Sales

Depreciation and amortization	$28.9	2.9%	$33.7	3.3%	(0.4)%

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

Restructuring and Other Charges/(Credits)

The net credit in restructuring and other charges for the first half of Fiscal 2011 consisted primarily of adjustments to store-related deferred allowances as a result of the closure of under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter and the settlement of minor lease obligations for certain facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.  These charges were partially offset by lease termination costs, non-cash accelerated depreciation, and cash severance costs for store personnel related to under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the first half of Fiscal 2010 consisted primarily of lease termination costs for the closing of under-performing stores identified during the Fiscal 2009 Fourth Quarter and accretion charges on lease termination costs for facilities retained from the sale of our Crosstown Traders apparel catalogs.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the Fiscal 2010 Second Quarter we repurchased 1.125% Senior Convertible Notes due May 1, 2014  with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets, as well as the availability of net operating loss carryforwards.  Accordingly, the income tax provision for the first half of Fiscal 2011 resulted primarily from certain state and foreign income taxes payable as well as required deferred taxes and an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  The income tax benefit for the first half of Fiscal 2010 was primarily a result of a reduction in our valuation allowance associated with our net operating loss carryback and a net decrease in our liability for unrecognized tax benefits, interest, and penalties offset by certain state and foreign income taxes payable as well as required deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs), and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

	July 30,	January 29,
(Dollars in millions)	2011	2011

Cash and cash equivalents	$227.4	$117.5
Available borrowing capacity under revolving credit facility	$165.0	$153.8
Working capital	$314.3	$276.6
Current ratio	2.1	2.1
Long-term debt to equity ratio	37.3%	39.7%

Cash Provided by Operating Activities

Our net cash provided by operating activities was $123.2 million for the first half of Fiscal 2011 as compared to cash provided by operating activities of $82.0 million for the first half of Fiscal 2010.  The increase in cash provided by operating activities as compared to the prior-year period was primarily the result of improved operating results and a reduction in our investment in inventories net of accounts payable in the current-year period, partially offset by the impact of the timing of payments of accrued expenses.  Cash provided by operating activities for the first half of Fiscal 2011 included $1.6 million of Federal income tax refunds related to a net operating loss (“NOL”) carryback for Fiscal 2009, while cash provided by operations for the first half of Fiscal 2010 included $45.0 million of Federal income tax refunds related to a NOL carryback for Fiscal 2008 and an amended return.  Overall, inventories decreased 5% on a comparable store cost basis.

Cash Used by Investing Activities

Gross capital expenditures, excluding construction allowances received from landlords, were $14.6 million for the first half of Fiscal 2011 as compared to $16.6 million for the first half of Fiscal 2010.  Capital expenditures net of construction allowances received from landlords were $14.0 million for the first half of Fiscal 2011 as compared to $14.7 million for the first half of Fiscal 2010.  During the Fiscal 2011 Second Quarter we also acquired $2.9 million of equipment through a capital lease.  During the Fiscal 2011 First Quarter we received proceeds of $7.5 million from the sale of office premises in Hong Kong.

We anticipate that our projected gross capital expenditures for Fiscal 2011 will be approximately $39-$41 million before construction allowances received from landlords as compared to gross capital expenditures of $35.8 million for Fiscal 2010.  We anticipate that our Fiscal 2011 capital expenditures, net of construction allowances received from landlords, will be approximately $37-$39 million as compared to net capital expenditures of $32.8 million for Fiscal 2010.  We expect to make these expenditures according to disciplined return on investment criteria for 6-8 new store openings, store remodels, and store refurbishments; for fixturing for new merchandise assortments; to test brand combinations and conversions; and for the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

Cash Used by Financing Activities

During the first half of Fiscal 2011 we used $3.2 million of cash and during the first half of Fiscal 2010 we used $3.1 million of cash for scheduled repayments of long-term borrowings.  In addition, during the Fiscal 2011 Second Quarter we used $1.8 million of cash for payments of deferred financing fees related to our amended revolving credit facility (see “FINANCING; Revolving Credit Facility” below).  During the Fiscal 2010 Second Quarter we repurchased $49.2 million aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 for an aggregate purchase price of 38.3 million.

Repurchases of Common Stock

In November 2007 our Board of Directors authorized a $200 million share repurchase program to make share repurchases from time to time in the open market or through privately-negotiated transactions.  The timing of such repurchases and the number of shares repurchased will depend on market conditions.  We intend to hold shares repurchased as treasury shares.  We have not repurchased any shares of common stock subsequent to the Fiscal 2008 First Quarter.

Our amended revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for the six months preceding the date of such repurchase, as of the date of such repurchase, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.  The agreement allows common stock repurchases at lower levels of “Excess Availability” subject to maintaining a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement) on a pro-forma basis for the12 months immediately preceding such repurchase.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information regarding the share-repurchase program announced in November 2007.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any; our capital requirements; our financial condition; and other relevant factors.  Our amended revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for the six months preceding the payment of such dividends, as of the date of payment of such dividends, and on a projected pro-forma basis for the 12 consecutive fiscal months thereafter.  The agreement allows the payment of dividends at lower levels of “Excess Availability” subject to maintaining a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement) on a pro-forma basis for the12 months immediately preceding such payment.

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

Revolving Credit Facility

On July 14, 2011 we entered into an amended and restated loan and security agreement (the “Amended Agreement”) for a $200 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility replaces our $225 million senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  In addition, the Amended Agreement includes an option allowing us to increase our credit facility to an amount not in excess of $300 million, based on certain terms and conditions.  The Amended Facility may be used for working capital and other general corporate purposes, and provides that up to $100 million of the $200 million may be used for letters of credit.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above for further details regarding the amended credit facility.  There were no borrowings outstanding under the credit facility as of July 30, 2011.

The Amended Agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The Amended Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  At all times we are required to maintain Excess Availability (as defined in the Amended Agreement) of at least the greater of 10% of the Borrowing Base (as defined in the Amended Agreement) or $15,000,000.  As of July 30, 2011, the Excess Availability under the credit facility was $171.4 million and we were in compliance with all of the covenants included in the facility.

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

In Fiscal 2011 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and cash equivalents, our operating agreements with Alliance Data related to our private-lable credit cards, and our revolving credit facility will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2011.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.

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

MARKET RISK

As of July 30, 2011 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2009, Sharon Bates and Tamara Baggett, former Store Sales Managers (“SSMs”) of stores under our trade name “Catherines,” filed a Complaint with the United States District Court, District of Connecticut, against Catherines, Inc. (“Catherines”).  The complaint, as amended, alleges that the plaintiffs were unlawfully denied overtime compensation.  See “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further discussion of the complaint.

On July 15, 2011 the Court entered an order granting preliminary approval to a settlement reached by the parties and on July 27, 2011 the parties signed a formal Settlement Agreement and Release.  The settlement remains subject to final court approval following expiration of the notice period (which will expire on or about October 28, 2011).  The terms of the settlement will not have a material impact on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000.  Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow.  During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program.  We have not repurchased any shares of our common stock under this program subsequent to Fiscal 2008.  As of July 30, 2011, $197,365,000 was available for future repurchases under this program.  This repurchase program has no expiration date.

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

4.1
Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Bank, National Association, as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 14, 2011, filed on July 19, 2011  (File No. 000-07258, Exhibit 4.1).

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

10.4
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective June 24, 2010, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.4).

10.5
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan) Restricted Share Units Agreement – Share Settled, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.5).

10.6
Fourth Amended and Restated Guarantee, dated July 14, 2011, by Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and certain of the Company’s subsidiaries for the benefit of the lenders party to the Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, incorporated by reference to Form 8-K of the Registrant dated July 14, 2011, filed on July 19, 2011  (File No. 000-07258, Exhibit 10.1).

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

*     Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date: September 1, 2011	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer

Date: September 1, 2011	/S/ ERIC M. SPECTER
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

4.1
Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Bank, National Association, as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 8-K of the Registrant dated July 14, 2011, filed on July 19, 2011  (File No. 000-07258, Exhibit 4.1).

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

10.4
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective June 24, 2010, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.4).

10.5
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan) Restricted Share Units Agreement – Share Settled, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.5).

10.6
Fourth Amended and Restated Guarantee, dated July 14, 2011, by Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, Lane Bryant, Inc., and certain of the Company’s subsidiaries for the benefit of the lenders party to the Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, incorporated by reference to Form 8-K of the Registrant dated July 14, 2011, filed on July 19, 2011  (File No. 000-07258, Exhibit 10.1).

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

*     Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.