Form 10-Q
period 2011-10-29
CHARMING SHOPPES INC
filed 2011-12-01
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of November 25, 2011 was 116,533,167 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 29, 2011	January 29, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$157,754	$117,482
Accounts receivable, net of allowances of $2,045 and $5,667	6,630	36,568
Merchandise inventories	355,614	282,248
Deferred taxes	3,153	3,153
Prepayments and other	106,390	98,458
Total current assets	629,541	537,909
Property, equipment, and leasehold improvements – at cost	1,008,898	1,028,843
Less accumulated depreciation and amortization	777,895	772,895
Net property, equipment, and leasehold improvements	231,003	255,948
Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	17,720	18,233
Total assets	$1,088,832	$1,022,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$168,335	$107,882
Accrued expenses	144,870	142,002
Current portion – long-term debt	10,453	11,449
Total current liabilities	323,658	261,333
Deferred taxes	54,122	51,466
Other non-current liabilities	149,773	167,089
Long-term debt, net of debt discount of $19,484 and $24,679	132,631	128,350
Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 155,148,754 shares and 154,185,373 shares	15,515	15,419
Additional paid-in capital	511,659	508,664
Treasury stock at cost – 38,617,180 shares	(348,400)	(348,400)
Retained earnings	249,874	238,737
Total stockholders’ equity	428,648	414,420
Total liabilities and stockholders’ equity	$1,088,832	$1,022,658

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	October 29, 2011	October 30, 2010
Net sales	$429,711	$463,619
Cost of goods sold	196,897	221,918
Gross profit	232,814	241,701

Occupancy and buying expenses	84,128	92,687
Selling, general, and administrative expenses	140,691	145,016
Depreciation and amortization	13,564	16,367
Restructuring and other charges	3,450	3,234
Total operating expenses	241,833	257,304

Loss from operations	(9,019)	(15,603)

Other income	75	442
Interest expense	(3,232)	(3,790)

Loss before income taxes	(12,176)	(18,951)
Income tax provision/(benefit)	814	(141)

Net loss	$(12,990)	$(18,810)

Basic net loss per share	$(0.11)	$(0.16)

Diluted net loss per share	$(0.11)	$(0.16)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirty-nine Weeks Ended
(In thousands, except per share amounts)	October 29, 2011	October 30, 2010
Net sales	$1,433,266	$1,485,988
Cost of goods sold	669,225	718,575
Gross profit	764,041	767,413

Occupancy and buying expenses	260,140	276,791
Selling, general, and administrative expenses	435,212	451,168
Depreciation and amortization	42,454	50,115
Gain from sale of office premises	(5,185)	—
Restructuring and other charges	4,884	4,742
Total operating expenses	737,505	782,816

Income/(loss) from operations	26,536	(15,403)

Other income	312	976
Gain on repurchases of 1.125% Senior Convertible Notes	—	1,907
Interest expense	(10,906)	(12,360)

Income/(loss) before income taxes	15,942	(24,880)
Income tax provision/(benefit)	4,805	(1,323)

Net income/(loss)	$11,137	$(23,557)

Basic net income/(loss) per share	$0.10	$(0.20)

Diluted net income/(loss) per share	$0.09	$(0.20)

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010
Operating activities
Net income/(loss)	$11,137	$(23,557)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities
Depreciation and amortization	43,854	51,593
Stock-based compensation	3,796	3,666
Accretion of discount on 1.125% Senior Convertible Notes	5,195	5,615
Deferred income taxes	2,656	(321)
Gain on repurchases of 1.125% Senior Convertible Notes	—	(1,907)
Write-down of capital assets due to restructuring	950	—
Impairment of store assets	654	—
Net (gain)/loss from disposition of capital assets	(4,841)	723
Changes in operating assets and liabilities
Accounts receivable, net	29,938	28,206
Merchandise inventories	(73,366)	(126,983)
Accounts payable	60,453	50,055
Prepayments and other	(7,932)	20,064
Accrued expenses and other	(9,526)	(21,071)
Net cash provided/(used) by operating activities	62,968	(13,917)

Investing activities
Investment in capital assets	(22,749)	(29,217)
Proceeds from sales of capital assets	7,537	318
Proceeds from sales of securities	—	200
(Increase)/decrease in other assets	(101)	2,900
Net cash used by investing activities	(15,313)	(25,799)

Financing activities
Repayments of long-term borrowings	(4,793)	(4,674)
Repurchases of 1.125% Senior Convertible Notes	—	(38,260)
Payment of deferred financing costs	(1,885)	—
Issuance of common stock under employee stock plans, net of amounts withheld for payroll taxes	(705)	227
Net cash used by financing activities	(7,383)	(42,707)

Increase/(decrease) in cash and cash equivalents	40,272	(82,423)
Cash and cash equivalents, beginning of period	117,482	186,580
Cash and cash equivalents, end of period	$157,754	$104,157

Non-cash financing and investing activities
Assets acquired through capital leases	$2,883	$—

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  The results of operations for the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are not necessarily indicative of operating results for the full fiscal year.  As used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

Note 2. Accounts Receivable

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

(In thousands)	October 29, 2011	January 29, 2011
Due from customers	$8,675	$42,235
Allowance for doubtful accounts	(2,045)	(5,667)
Net accounts receivable	$6,630	$36,568

Note 3. Long-term Debt

(In thousands)	October 29, 2011	January 29, 2011
1.125% Senior Convertible Notes, due May 1, 2014	$140,451	$140,451
6.07% mortgage note, due October 11, 2014	8,449	9,035
6.53% mortgage note, due November 1, 2012	1,400	2,450
7.77% mortgage note, due December 1, 2011	5,187	5,793
Capital lease obligations	7,081	6,749
Total long-term debt principal	162,568	164,478
Less unamortized discount on 1.125% Senior Convertible Notes	(19,484)	(24,679)
Long-term debt – carrying value	143,084	139,799
Current portion	(10,453)	(11,449)
Net long-term debt	$132,631	$128,350

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

The Amended Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans are variable and will generally accrue interest at a margin ranging from 1.0% to 1.5% over the Base Rate (as defined in the Agreement).  Eurodollar Rate loans will generally accrue interest at a margin ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) as adjusted for reserves.  The applicable margin will be adjusted each fiscal month based on our Monthly Average Liquidity (as defined in the Amended Agreement) for the preceding month.  We are also required to pay a monthly unused line fee ranging from 0.375% to 0.5% of the amount by which the maximum credit available under the Amended Facility exceeds the average daily principal balance of any outstanding revolving loans and letters of credit.  As of October 29, 2011 the applicable rates under the facility were 4.5% (Base Rate plus 1.25%) for Base Rate Loans and 2.50% (LIBOR plus 2.25%) for Eurodollar Rate Loans.

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

As of October 29, 2011 we had an aggregate total of $4,129,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the Amended Facility as interest expense.  There were no borrowings outstanding under the facility as of October 29, 2011.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Stockholders’ Equity

The following table summarizes changes in total stockholders’ equity for the period indicated:

Thirty-nine Weeks Ended
(Dollars in thousands)	October 29, 2011
Total stockholders’ equity, beginning of period	$414,420
Net income	11,137
Issuance of common stock under employee stock plans (963,381 shares), net of amounts withheld for payroll taxes	(705)
Stock-based compensation	3,796
Total stockholders’ equity, end of period	$428,648

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

SARS and stock option activity under our various stock-based compensation plans for the thirty-nine weeks ended October 29, 2011 was as follows:

	Option/ SARs Shares	Weighted Average Exercise Price	Range of Exercise Prices per Share			Aggregate Intrinsic Value(1) (000’s)
Outstanding at January 29, 2011(2)	6,098,153	$3.10	$1.00	—	$13.84	$—
Granted – exercise price equal to market price	2,492,133	3.97	2.71	—	4.37
Canceled/forfeited	(827,041)	5.02	1.00	—	13.84
Exercised(3)	(1,622,562)	1.80	1.00	—	2.93	2,184	(4)
Outstanding at October 29, 2011(5)	6,140,683	$3.53	$1.00	—	$11.28	156
Exercisable at October 29, 2011(5)	1,469,717	$3.26	$1.00	—	$11.28	447
____________________

(1)	Aggregate market value less aggregate exercise price.

(2)	Includes 1,416,496 shares related to “inducement grants” of SARs in accordance with Nasdaq Marketplace Rule 5635(c)(4).

(3)	Includes 825,000 shares exercised related to “inducement grants” (see note (2) above).

(4)	As of date of exercise.

(5)	Includes 591,496 shares outstanding related to “inducement grants” (see note (2) above), of which 207,164 shares were exercisable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 29, 2011 the following shares were available for future grants under our stock-based compensation plans:

Shares Available
2010 Stock Award and Incentive Plan	5,078,476
1994 Employee Stock Purchase Plan	301,699

Total stock-based compensation expense was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock-based compensation expense, excluding cash-settled RSUs	$1,409	$1,656	$3,796	$3,666
Stock-based compensation expense, cash-settled RSUs(1)	—	—	—	4
Total stock-based compensation expense	$1,409	$1,656	$3,796	$3,670
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

We use the Black-Scholes valuation model to estimate the fair value of SARs.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award.  Estimates and assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; Note 1. Summary of Significant Accounting Policies; Stock-based Compensation” and “Note 9. Stock-Based Compensation Plans” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Total stock-based compensation expense not yet recognized, related to the non-vested portion of SARs and awards outstanding, was $11,988,000 as of October 29, 2011.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Additional information with respect to our various loyalty card programs is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Loyalty card revenues recognized	$4,474	$4,644	$13,641	$13,860

	Accrued as of
(In thousands)	October 29, 2011	January 29, 2011
Discounts earned but not yet issued and discounts issued but not yet redeemed	$2,203	$2,277

Note 7. Net Income/(Loss) per Share

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(In thousands, except per share amounts)	October 29, 2011		October 30, 2010		October 29, 2011	October 30, 2010
Basic weighted average common shares outstanding	116,890		115,794		116,603	115,832
Dilutive effect of SARs, stock options, and awards	—	(1)	—	(1)	1,167	—	(1)
Diluted weighted average common shares and equivalents outstanding	116,890		115,794		117,770	115,832
Net income/(loss) used to determine basic and diluted net income/(loss) per share	$(12,990)		$(18,810)		$11,137	$(23,557)
SARs and stock options with weighted average exercise price greater than market price, excluded from computation of diluted net income per share:
Number of shares	—	(1)	—	(1)	3,667	—	(1)
Weighted average exercise price per share					$4.62
____________________

(1)	SARs, Stock options, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Income Taxes

Due to the variability that we have experienced in our pretax earnings and the existence of a full valuation allowance on our net deferred tax assets, we have concluded that computing our actual year-to-date effective tax rate (as opposed to estimating our annual effective tax rate) provides an appropriate basis for recording income taxes in our interim periods.  Additionally, we record an income tax expense or benefit that does not relate to ordinary income/(loss) in the current fiscal year discretely in the interim period in which it occurs.  We also recognize the effects of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

Income taxes receivable, net, which primarily include amended return receivables as of October 29, 2011, and amended return receivables and the NOL carryback for Fiscal 2009 as of January 29, 2011, are included in “Prepayments and other” on our condensed consolidated balance sheets, and were as follows:

(In thousands)	October 29, 2011	January 29, 2011
Income taxes receivable, net	$9,281	$10,733

The reduction in income taxes receivable during the thirty-nine weeks ended October 29, 2011 was principally a result of the receipt of $1,620,000 of net Federal tax refunds that related primarily to our NOL carryback for Fiscal 2009.

As of October 29, 2011 our gross unrecognized tax benefits associated with uncertain tax positions were $28,383,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $18,590,000.  The accrued interest and penalties as of October 29, 2011 were $14,738,000.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the thirty-nine weeks ended October 29, 2011 the gross unrecognized tax benefits decreased by $410,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income decreased by $465,000.  Accrued interest and penalties decreased by $16,000 during the thirty-nine weeks ended October 29, 2011.  These decreases are primarily the result of payments relating to audits of state tax positions, partially offset by additional accruals for uncertain tax positions.

As of October 29, 2011 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $10,273,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is included in the following tables:

(In thousands)	Retail Stores	Direct-to- Consumer	Corporate and Other		Consolidated
Thirteen Weeks Ended October 29, 2011
Net sales	$417,721	$11,990	$—		$429,711
Depreciation and amortization	10,334	265	2,965		13,564
Loss from operations	20,254	(3,317)	(25,956)	(1)	(9,019)
Net interest expense and other income			(3,157)		(3,157)
Income tax provision			814		814
Net loss	20,254	(3,317)	(29,927)		(12,990)
Capital expenditures	3,583	384	4,187		8,154

Thirteen Weeks Ended October 30, 2010
Net sales	$453,901	$9,718	$—		$463,619
Depreciation and amortization	13,214	216	2,937		16,367
Loss from operations	15,214	(2,944)	(27,873)	(2)	(15,603)
Net interest expense and other income			(3,348)		(3,348)
Income tax benefit			(141)		(141)
Net loss	15,214	(2,944)	(31,080)		(18,810)
Capital expenditures	7,434	274	4,925		12,633
____________________

(1)	Includes $3,450 of restructuring and other charges (see “Note 10. Restructuring and Other Charges” below).

(2)	Includes $3,234 of restructuring and other charges (see “Note 10. Restructuring and Other Charges” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)	Retail Stores	Direct-to- Consumer	Corporate and Other		Consolidated
Thirty-nine Weeks Ended October 29, 2011
Net sales	$1,401,080	$32,186	$—		$1,433,266
Depreciation and amortization	32,418	781	9,255		42,454
Income from operations	109,170	(9,101)	(73,533)	(1)	26,536
Net interest expense and other income			(10,594)		(10,594)
Income tax provision			4,805		4,805
Net income	109,170	(9,101)	(88,932)		11,137
Capital expenditures	9,072	1,574	12,103		22,749

Thirty-nine Weeks Ended October 30, 2010
Net sales	$1,458,194	$27,794	$—		$1,485,988
Depreciation and amortization	39,970	811	9,334		50,115
Loss from operations	57,282	(7,853)	(64,832)	(2)	(15,403)
Gain on repurchases of 1.125% Senior Convertible Notes			1,907		1,907
Net interest expense and other income			(11,384)		(11,384)
Income tax benefit			(1,323)		(1,323)
Net loss	57,282	(7,853)	(72,986)		(23,557)
Capital expenditures	15,591	354	13,272		29,217
____________________

(1)	Includes $4,884 of restructuring and other charges (see “Note 10. Restructuring and Other Charges” below) and a $5,185 gain from the sale of office premises.

(2)	Includes $4,742 of restructuring and other charges (see “Note 10. Restructuring and Other Charges” below).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Restructuring and Other Charges

The following table summarizes our restructuring and other charges:

	Costs Incurred as of	Costs Incurred for Thirty-nine Weeks Ended	Estimated Remaining Costs		Total Estimated/ Actual Costs as of
(In thousands)	January 29, 2011	October 29, 2011	To be Incurred		October 29, 2011
Fiscal 2011 Announcements
Transformational initiatives	$—	$3,576	$815	(1)	$4,391
Store impairment charges	—	654	—		654
Store lease termination charges	—	484	2,000		2,484

Fiscal 2010 Announcements
Closing of under-performing stores:
Non-cash impairment charge for CATHERINES® stores in outlet locations	3,210	—	—		3,210
Store lease termination and other charges	—	(873)	6,000		5,127
Severance for departure of former CEO	2,898	—	—		2,898

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET® stores:
Non-cash accelerated depreciation	612	—	—		612
Store lease termination charges	1,070	—	—		1,070
Other non-cash costs	195	—	—		195
Closing of under-performing stores:
Store lease termination charges	2,691	1,116	3,000		6,807

Fiscal 2007 and Fiscal 2008 Announcements
Lease termination and accretion charges	11,575	(87)	1,715	(2)	13,203
Severance, retention, and other costs	5,123	14	—		5,137
Closing of under-performing stores:
Store lease termination charges	8,305	—	—		8,305
Total	$35,679	$4,884	$13,530		$54,093
____________________

(1)
We cannot estimate all remaining costs related to our plans to divest FASHION BUG and to undertake a comprehensive strategic review (see "Note 14. Subsequent Event" below) at this time as we cannot assure the implementation of the divestiture or any additional courses of action that may result from the review.

(2)	Accretion charges related to lease termination liability for assets retained from the sale of our Crosstown Traders apparel catalogs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Thirty-nine Weeks Ended		Accrued
	as of	October 29, 2011		as of
(In thousands)	January 29, 2011(1)	Costs Incurred	Payments/ Settlements	October 29, 2011(1)
Fiscal 2011 Announcements
Transformational initiatives	—	3,576	(2,612)	964
Store lease termination charges	—	575	(575)	—

Fiscal 2010 Announcements
Severance for departure of former CEO	1,910	—	(828)	1,082
Closing of under-performing stores:
Store lease termination charges	619	413	(311)	721

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	599	—	(292)	307
Closing of under-performing stores:
Store lease termination charges	485	1,433	(1,187)	731

Fiscal 2007 and Fiscal 2008 Announcements
Non-core misses apparel assets:
Lease termination charges	7,074	(87)	(2,183)	4,804
Other costs	153	—	—	153
Transformational initiatives:
Severance and retention costs	117	14	(131)	—
Closing of under-performing stores:
Store lease termination charges	798	—	(258)	540
Total	$11,755	$5,924	$(8,377)	$9,302
____________________

(1)	Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.

Restructuring and other charges for the thirty-nine weeks ended October 29, 2011 consisted primarily of professional fees and retention costs related to our announced plans to divest our FASHION BUG® business and to undertake a comprehensive strategic review (see "Note 14. Subsequent Event" below), non-cash store impairment charges, and lease termination costs net of store-related deferred allowances in connection with our under-performing store closing programs.

We performed an impairment review of long-lived assets for FASHION BUG and identified 18 stores with asset carrying values in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, during the thirty-nine weeks ended October 29, 2011 we recognized non-cash impairment charges of $654,000 to write down the long-lived assets (primarily leasehold improvements) at these stores to their respective fair values. Due to the nature of the assets being written down and our past history of abandoning such assets, we have determined the fair value of the assets to be minimal.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the Fiscal 2011 Third Quarter we approved the planned closing of 18 additional under-performing FASHION BUG stores. We expect to close all of these under-performing stores in Fiscal 2011 and we expect to incur approximately $2,500,000 of lease termination and other costs to close these stores.

Restructuring and other charges for the thirty-nine weeks ended October 30, 2010 consisted primarily of cash severance and non-cash equity compensation costs in connection with the resignation of our former CEO and lease termination costs related to our store closing program and accretion charges on lease termination costs for our store closing program announced March 30, 2010.

See “Item 8. Financial Statements and Supplementary Data; Note 13. Restructuring and Other Charges” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for further information regarding our restructuring and other charges.

Note 11. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	October 29, 2011			January 29, 2011
(In thousands)	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Assets:
Cash and cash equivalents	$157,754		$157,754	$117,482		$117,482

Liabilities:
1.125% Senior Convertible Notes, due May 1, 2014	120,967	(1)	120,788	115,772	(1)	118,681
6.07% mortgage note, due October 11, 2014	8,449		8,316	9,035		8,887
6.53% mortgage note, due November 1, 2012	1,400		1,400	2,450		2,451
7.77% mortgage note, due December 1, 2011	5,187		5,267	5,793		5,921
____________________

(1)	Net of unamortized discount of $19,484 at October 29, 2011 and $24,679 at January 29, 2011 (see “Note 3. Long-term Debt” above).

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Impact of Recent Accounting Pronouncements

In September 2011 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment." Topic 350 currently requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (step one). Step two of the test must be performed to measure the amount of impairment. Under ASU 2011-08 entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not (i.e. there is a greater than 50% likelihood) that the unit's carrying value is greater than its fair value based on an assessment of events and circumstances. ASU 2011-08 includes examples of events and circumstances that entities should consider to determine whether they have to perform step one of the goodwill impairment test. ASU 2011-08 is effective for our fiscal year which begins on January 29, 2012. Early adoption is permitted for interim or annual reports that have not been issued. We do not expect that adoption of ASU 2011-08 will have a material impact on our financial position or results of operations.

Note 14. Subsequent Event

Subsequent to the end of the Fiscal 2011 Third Quarter we announced that we are undertaking a comprehensive strategic review of our operations to determine how best to enhance shareholder value. As part of these efforts, we announced plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT® brand. This review is expected to focus on optimizing the use of our cash position to drive the potential of the LANE BRYANT brand, as well as evaluating other alternatives to further enhance shareholder value. A time frame for the divestiture of FASHION BUG or the completion of the strategic review has not yet been determined. The results of operations of our FASHION BUG business are not reported as discontinued operations as the requirements for treating the business as held-for-sale were not met as of October 29, 2011.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, and the other factors discussed in more detail in “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in our other filings with the Securities and Exchange Commission:

•	ongoing economic conditions, including unemployment levels;

•	our ability to accurately predict rapidly changing fashion trends, customer preferences, and other fashion-related factors and our ability to effectively manage our inventory levels;

•	competitive conditions in the women’s specialty retail apparel and direct-to-consumer markets;

•	the continuation of growth in the plus-size women’s apparel market;

•our ability to attract, hire, and retain qualified officers and management;

•	our ability to successfully execute and realize the benefits of our business plans;

•	our ability to successfully manage labor costs, occupancy costs, transportation costs, and other operating costs, particularly in the face of inflationary pressures;

•	the availability and price volatility of key raw materials in our products, such as cotton, wool, and synthetic fabrics;

•	our continued access to sufficient financing at an affordable cost;

•	recent significant changes in our private-label credit card programs and the impact of Federal and state laws on the availability and cost of providing credit to our cardholders;

•	seasonal fluctuations in net sales and extreme or unseasonable weather conditions;

•	our reliance on technology outsourced to third parties and such third parties’ failure to observe proper internal control practices and procedures;

•
our ability to maintain efficient and uninterrupted customer service and fulfillment operations through our distribution and fulfillment centers and our third-party freight consolidators and service providers;

•	natural disasters, acts of terrorism or other armed conflict, or the threat of any such event;

•	our ability to successfully operate our e-commerce websites and our catalog business and the failure to manage and remedy disruptions in technology, including security breaches;

•	our dependence on foreign sources of production;

•	litigation and regulatory actions relating to our business;

•	our ability to develop and profitably operate new retail stores, and to maintain good relationships with all of our landlords;

•	our ability to effectively implement our plan for closing under-performing stores;

•
the failure to successfully implement, or to manage the risks associated with, our plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT business, or additional courses of action, if any, that may result from our planned comprehensive strategic review;

•	the failure to maintain effective internal control over financial reporting; and

•	changes to existing accounting rules or the adoption of new rules.

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

RECENT DEVELOPMENTS

Subsequent to the end of the Fiscal 2011 Third Quarter we announced that we are undertaking a comprehensive strategic and financial review of our operations to determine how best to enhance shareholder value. As part of these efforts, we announced plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT brand. This review is expected to focus on optimizing the use of our strong cash position to drive the potential of the LANE BRYANT brand, as well as evaluating other alternatives to further enhance shareholder value. The results of operations of our FASHION BUG business are not reported as discontinued operations as the requirements for treating the business as held-for-sale were not met as of October 29, 2011.

Our Board of Directors and management will explore a full range of strategic alternatives for the Company, and have engaged Barclays Capital as a financial advisor to assist in the process. We cannot assure that this process will result in any specific course of action beyond the planned divestiture of FASHION BUG. A time frame for the divestiture of FASHION BUG or the completion of the strategic review has not yet been determined. Additional discussion of our management initiatives is included in "OVERVIEW; Management Initiatives" below.

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

Results of Operations

Our Fiscal 2011 Third Quarter operating results reflect our continuing progress on our initiatives to increase inventory productivity and to improve overall profitability. Consolidated Adjusted EBITDA for the Fiscal 2011 Third Quarter increased by $4.0 million to $8.0 million as compared to the prior-year period (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below).  This increase was driven by decreases in operating expenses as a result of the closing of under-performing stores and increased gross margins across all of our brands as a result of our disciplined inventory management. Our disciplined inventory management resulted in an 8% decrease in inventory at cost on a comparable store basis at the end of the quarter as compared to the end of the prior-year period.

Consolidated net sales for the Fiscal 2011 Third Quarter reflected the impact of 168 net store closings during the preceding 12-month period in connection with our store closing programs and a decrease of 4% in consolidated comparable store sales, partially offset by sales from new stores and a 10% increase in e-commerce net sales as compared to the Fiscal 2010 Third Quarter.  Our Fall seasonal fashion inventory assortments were well received by our customers, resulting in improved average unit retails and average dollar sales during the Fiscal 2011 Third Quarter as compared to the prior-year period. However, Fiscal 2011 Third Quarter sales were negatively impacted by planned reductions in levels of clearance inventory as compared to the prior-year period as we continued to execute against our plan for tightly controlled inventories to drive higher gross margins.

Although the planned reductions in clearance inventory negatively impacted net sales, they contributed to an increase in gross margin for the Fiscal 2011 Third Quarter as compared to the Fiscal 2010 Third Quarter. This increase was driven by improvements across all of our brands, and benefited from improved seasonal assortments and disciplined inventory management, which resulted in fewer markdowns as compared to the prior-year period and faster sell-throughs of seasonal merchandise. We continue to seek the proper balance of full-price, promotional, and clearance inventories in order to maximize gross profit dollars.  The decline in gross profit dollars was primarily driven by the net closure of 168 stores over the preceding 12 months in connection with our store closing program.

Our operating expenses (excluding restructuring and other charges of $3.5 million) decreased by $15.7 million , driven primarily by the impact of 168 net store closures and expense reductions across all of our brands.  Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2011 Third Quarter as compared to the prior-year period, primarily related to lower rent expense as a result of the operation of fewer stores and the negotiation of store lease terms.  Selling, general, and administrative expenses decreased in dollar amount for the Fiscal 2011 Third Quarter as compared to the prior-year period, primarily as a result of a combination of lower store payroll attributable to operating fewer stores and lower advertising expenses, but increased as a percentage of net sales, primarily as a result of negative leverage from the decrease in comparable store sales at our FASHION BUG brand.

Depreciation and amortization expenses decreased by $2.8 million for the Fiscal 2011 Third Quarter as compared to the prior-year period primarily as a result of the operation of fewer stores and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the Fiscal 2011 Third Quarter were primarily for professional fees and retention costs related to our announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic and financial review (see "RECENT DEVELOPMENTS" above), non-cash store impairment charges, and lease termination costs net of store-related deferred allowances in connection with our under-performing store closing programs.  Fiscal 2010 Third Quarter charges were primarily for cash severance and non-cash equity compensation costs in connection with the resignation of our former Chief Executive Officer.

As discussed in prior quarters of Fiscal 2011, our product pricing was affected by inflation in cotton costs that mostly impacted our Fall season.  Our Fiscal 2011 Third Quarter average unit retail increased approximately 12%, which did not completely cover the increased product cost. However, our improved assortments and tighter inventory management resulted in a gross margin rate increase of 210 basis points. A decrease in the number of units sold indicated that many of the price increases were not sustainable in the current consumer spending environment. Looking ahead to the December Holiday and Spring seasons, we expect year-over-year price increases to subside into the mid to high single digits.

We continue to make progress on our initiatives to drive sustainable productivity and profitability. Although we are pleased with our progress, our results remain below our expectations. However, we are continuing to achieve better results through core fundamentals, including more fashionable, trend-right assortments coupled with disciplined inventory management, gross margin expansion, and decreases in operating expenses.

Financial Position and Liquidity

We ended the Fiscal 2011 Third Quarter with $158 million of cash as compared to $117 million as of the end of Fiscal 2010 and ended the quarter with a net cash position as compared to a net debt position as of the end of Fiscal 2010.  Our cash position increased primarily as a result of improved operating results during the first three quarters of Fiscal 2011, disciplined inventory management, improved sell-through of our seasonal merchandise at each of our brands, collections of accounts receivable generated from December 2010 holiday season sales by our Direct-to-Consumer segment, and proceeds of $7.5 million from the sale of office premises.

As we continue to rationalize our store base, we expect to close approximately 230-240 unprofitable stores in 2011. The majority of these stores have natural lease expirations in 2011. Lease termination costs for Fiscal 2011 are projected to be approximately $4 million. During the first three quarters of Fiscal 2011, we have closed 144 stores, including 80 FASHION BUG stores, and the majority of the remaining store closings will occur near the end of the fourth quarter.

On July 14, 2011 we entered into an amended and restated loan and security agreement for a $200 million senior secured revolving credit facility, which replaced our $225 million senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  See “FINANCING; Revolving Credit Facility” below for further discussion of the amended agreement.  We ended the quarter with no borrowings against the revolving credit facility and a total liquidity position of $305 million.

Management Initiatives

We are currently engaged in a number of initiatives that we believe will further improve our business and enhance shareholder value (see "RECENT DEVELOPMENTS" above). The first substantive step is the divestiture of our FASHION BUG business. Although we have made progress in improving FASHION BUG's profitability, we believe that it does not fit within our future strategic plan. Concurrent with this process, we are assessing the appropriate expense structure for the Company that incorporates the planned divestiture of FASHION BUG.

We believe that our financial and operational resources are better spent on focusing on our more profitable LANE BRYANT brand. We expect to invest in and focus on that business, using its strong consumer franchise and leading market position to drive our sales and profits. We expect to achieve our vision for the LANE BRYANT brand as the premier brand for women's fashion plus apparel through a number of initiatives, including:

•	offering fashionable, on-trend, lifestyle merchandise collections;

•	enhanced CACIQUE intimate apparel brand awareness and merchandise offerings;

•	expansion to approximately 900 stores over several years, resulting in approximately 750 full-line LANE BRYANT stores and 150 LANE BRYANT OUTLET® locations; and

•	innovative digital sales initiatives like our recently launched "Fashion Genius" online outfitting technology.

Our plans for the next few years include approximately 125 new locations and 125 relocations from malls into power-strip and lifestyle centers with stronger operating metrics, while closing approximately 50 stores through natural lease expirations. Our current mix of LANE BRYANT stores in strip centers to malls is 55% to 45%, and we plan to improve this mix to 80% to 20% over the next few years. The operating metrics for LANE BRYANT stores in power-strip and lifestyle centers support increased profitability, with projected increases in sales and decreases in occupancy expenses as compared to malls, resulting in a projected improvement in sales productivity and Adjusted EBITDA.

Additionally, we are currently developing a new store design for the LANE BRYANT brand, reflective of our vision for LANE BRYANT as the premier brand for women's fashion plus apparel. The new store design will include visual packages that promote lifestyle storytelling experiences, and will be simplified for easy navigation to enhance our customers' shopping experience. We expect to launch our first new store under this design in Fall 2012. Following the execution of our broader plans for new and relocated stores, nearly one-third of our LANE BRYANT stores will be repositioned and represented by our fresh new store design.

Our CACIQUE intimate apparel brand, which offers key intimates categories and complementary products, has grown to approximately one-third of sales at our full-line LANE BRYANT chain. We are seeking to further grow CACIQUE revenue through enhanced product assortments. Further into the future we expect to explore additional sales distribution channels, such as potential mall-based stand-alone stores, sister brands, and international growth.

As a leading retailer in the women's plus-size apparel market in the United States, we are making the distinction that we are not a plus-size retailer selling fashion, but rather a fashion retailer serving the plus-size apparel market. We must continue our progress in identifying and relating to our target customers, creating fashion-right assortment offerings, and focusing on our LANE BRYANT brand.

We are poised for growth and improved profitability. Our performance will be driven principally by revenue enhancements at LANE BRYANT, through improved merchandise assortments and by transitioning real estate to higher-performing strip-center locations. We believe that our initiatives will create shareholder value.

RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA

We believe that Adjusted EBITDA, along with other measures, provides a useful pretax measure of our ongoing operating performance and our ability to meet debt service and capital requirements on a comparable basis excluding the impact of certain items and capital-related non-cash charges.  We use Adjusted EBITDA to monitor and evaluate the performance of our business operations and we believe that it enhances our investors’ ability to analyze trends in our business, compare our performance to other companies in our industry, and evaluate our ability to service our debt and capital needs.  In addition, we use Adjusted EBITDA as a performance metric in our compensation programs.

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

The following tables show details of our consolidated net sales and a reconciliation of our income/(loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirteen Weeks Ended October 29, 2011
Net sales	$221.3	$126.8	$69.6	$417.7

Net loss	21.7	(3.4)	1.9	20.2
Income tax provision	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	7.3	1.7	1.3	10.3
EBITDA	29.0	(1.7)	3.2	30.5
Restructuring and other charges	—	—	—	—
Adjusted EBITDA	$29.0	$(1.7)	$3.2	$30.5
Adjusted EBITDA as a % of net sales	13.1%	(1.3)%	4.6%	7.3%
____________________

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $30.0 and Adjusted EBITDA of $3.8.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated(4)
Thirteen Weeks Ended October 29, 2011
Net sales	$12.0	$—		$429.7

Net loss	(3.3)	(29.9)		(13.0)
Income tax provision	—	0.8		0.8
Net interest expense and other income	—	3.2		3.2
Depreciation and amortization	0.3	3.0		13.6
EBITDA	(3.0)	(22.9)		4.6
Restructuring and other charges	—	3.5		3.5
Adjusted EBITDA	$(3.0)	$(19.4)		$8.0
Adjusted EBITDA as a % of net sales	(25.0)%	—	(3)	1.9%
____________________

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

(4)	Results may not add due to rounding

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirteen Weeks Ended October 30, 2010
Net sales	$227.5	$156.4	$70.0	$453.9

Net loss	19.9	(1.8)	(2.9)	15.2
Income tax benefit	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	8.4	2.9	1.9	13.2
EBITDA	28.3	1.1	(1.0)	28.4
Gain on repurchases of 1.125% Senior Convertible Notes	—	—	—	—
Restructuring and other charges	—	—	—	—
Adjusted EBITDA	$28.3	$1.1	$(1.0)	$28.4
Adjusted EBITDA as a % of net sales	12.4%	0.7%	(1.4)%	6.3%
____________________

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $28.3 and Adjusted EBITDA of $3.7.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Thirteen Weeks Ended October 30, 2010
Net sales	$9.7	$—		$463.6

Net loss	(2.9)	(31.1)		(18.8)
Income tax benefit	—	(0.1)		(0.1)
Net interest expense and other income	—	3.3		3.3
Depreciation and amortization	0.2	3.0		16.4
EBITDA	(2.7)	(24.9)		0.8
Gain on repurchases of 1.125% Senior Convertible Notes	—	—		—
Restructuring and other charges	—	3.2		3.2
Adjusted EBITDA	$(2.7)	$(21.7)		$4.0
Adjusted EBITDA as a % of net sales	(27.8)%	—	(3)	0.9%
____________________

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores(2)
Thirty-nine Weeks Ended October 29, 2011
Net sales	$735.6	$438.2	$227.3	$1,401.1

Net income	78.0	17.6	13.5	109.2
Income tax provision	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	22.4	5.6	4.4	32.4
EBITDA	100.4	23.2	17.9	141.6
Gain from sale of office premises	—	—	—	—
Restructuring and other credits	—	—	—	—
Adjusted EBITDA	$100.4	$23.2	$17.9	$141.6
Adjusted EBITDA as a % of net sales	13.6%	5.3%	7.9%	10.1%
____________________

(1)	Includes LANE BRYANT OUTLET® stores, with net sales of $93.9 and Adjusted EBITDA of $15.3.

(2)	Results may not add due to rounding

(In millions)	Direct-to- Consumer(3)	Corporate And Other		Consolidated(2)
Thirty-nine Weeks Ended October 29, 2011
Net sales	$32.2	$—		$1,433.3

Net income	(9.1)	(88.9)		11.1
Income tax provision	—	4.8		4.8
Net interest expense and other income	—	10.6		10.6
Depreciation and amortization	0.8	9.3		42.5
EBITDA	(8.3)	(64.2)		69.0
Gain from sale of office premises	—	(5.2)		(5.2)
Restructuring and other credits	—	4.9		4.9
Adjusted EBITDA	$(8.3)	$(64.5)		$68.7
Adjusted EBITDA as a % of net sales	(25.8)%	—	(4)	4.8%
____________________

(3)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(4)	Not meaningful.

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirty-nine Weeks Ended October 30, 2010
Net sales	$722.8	$505.1	$230.3	$1,458.2

Net loss	49.3	3.7	4.3	57.3
Income tax benefit	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	25.8	8.3	5.9	40.0
EBITDA	75.1	12.0	10.2	97.3
Gain on repurchases of 1.125% Senior Convertible Notes	—	—	—	—
Restructuring and other charges	—	—	—	—
Adjusted EBITDA	$75.1	$12.0	$10.2	$97.3
Adjusted EBITDA as a % of net sales	10.4%	2.4%	4.4%	6.7%
____________________

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $87.0 and Adjusted EBITDA of $13.4.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Thirty-nine Weeks Ended October 30, 2010
Net sales	$27.8	$—		$1,486.0

Net loss	(7.8)	(73.0)		(23.5)
Income tax benefit	—	(1.3)		(1.3)
Net interest expense and other income	—	11.4		11.4
Depreciation and amortization	0.8	9.3		50.1
EBITDA	(7.0)	(53.6)		36.7
Gain on repurchases of 1.125% Senior Convertible Notes	—	(1.9)		(1.9)
Restructuring and other charges	—	4.7		4.7
Adjusted EBITDA	$(7.0)	$(50.8)		$39.5
Adjusted EBITDA as a % of net sales	(25.2)%	—	(3)	2.7%
____________________

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

The following table shows information related to the change in our Retail Stores segment net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Increase/(decrease) in comparable store sales(1) :
Consolidated retail stores	(4)%	3%	—%	1%
LANE BRYANT(2)	—	4	3	—
FASHION BUG	(11)	7	(5)	2
CATHERINES	3	(6)	—	(3)

Sales from new stores as a percentage of prior-period consolidated net sales(3):
LANE BRYANT(2)	1	2	1	2
FASHION BUG	—	—	—	—
CATHERINES(4)	—	1	—	1

Prior-period sales from closed stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	(2)	(1)	(2)	(1)
FASHION BUG	(3)	(2)	(3)	(3)
CATHERINES	(1)	—	(1)	—
Other retail stores(5)	—	(1)	—	(1)

Increase/(decrease) in Retail Stores segment net sales	(8)	1	(4)	(2)
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

(2)	Includes LANE BRYANT OUTLET stores.

(3)	Includes incremental Retail Stores segment e-commerce sales.

(4)	Includes CATHERINES stores in outlet locations, which were converted from PETITE SOPHISTICATE OUTLET stores during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

(5)	Includes PETITE SOPHISTICATE OUTLET stores, which were closed or converted to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

Retail Store Activity for Fiscal 2011

	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total
Fiscal 2011 Year-to-Date:
Stores at January 29, 2011	846	743	475	2,064
Stores opened	8	1	—	9
Stores closed(2)	(33)	(80)	(31)	(144)
Net change in stores	(25)	(79)	(31)	(135)
Stores at October 29, 2011	821	664	444	1,929

Stores relocated during period	6	—	—	6

Fiscal 2011 Plan:
Store openings	8	1	—	9
Store closings(3)	55-57	135-138	40-45	230-240
Store relocations	6	—	—	6
____________________

(1)	Includes LANE BRYANT OUTLET stores.

(2)	Primarily includes stores closed as part of our previously announced store closing initiatives.

(3)
Includes approximately 210 under-performing stores and 15 CATHERINES stores in outlet locations (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 13. RESTRUCTURING AND OTHER CHARGES” of our annual report on Form 10-K for the fiscal year ended January 29, 2011).

Comparison of Thirteen Weeks Ended October 29, 2011 and October 30, 2010

Net Sales

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change From Prior Period
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Dollars	Percent
LANE BRYANT(1)	$221.3	51.5%	$227.5	49.1%	$(6.2)	(2.7)%
FASHION BUG	126.8	29.5	156.4	33.7	(29.6)	(18.9)
CATHERINES	69.6	16.2	70.0	15.1	(0.4)	(0.6)
Total Retail Stores	417.7	97.2	453.9	97.9	(36.2)	(8.0)
Direct-to-Consumer	12.0	2.8	9.7	2.1	2.3	23.7
Consolidated net sales	$429.7	100.0%	$463.6	100.0%	$(33.9)	(7.3)%
____________________

(1)	Includes LANE BRYANT OUTLET stores.

The decrease in Retail Stores segment net sales for the Fiscal 2011 Third Quarter as compared to the Fiscal 2010 Third Quarter reflects the impact of 168 net store closings during the preceding 12-month period and a 4% decrease in comparable store sales, partially offset by sales from new stores and a 10% increase in store-related e-commerce net sales. Although our seasonal assortments were well-received by our customers, resulting in higher conversion rates, sales were negatively impacted by planned reductions in levels of clearance inventory as compared to the prior-year period as we continued to execute against our plan for tightly controlled inventories to drive higher gross margins.

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of 37 net store closings during the preceding 12-month period, partially offset by sales from new stores and a 10% increase in store-related e-commerce net sales. Comparable store sales were flat as compared to the prior-year period primarily as a result of a planned reduction in clearance inventories. An improvement in average dollar sale was offset by a decrease in traffic levels as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 96 net store closings during the preceding 12-month period primarily related to our under-performing store closing programs and an 11% decrease in comparable store sales.  The decrease in comparable store sales primarily reflects the impact of increased levels of clearance sales in the prior-year period as a result of our efforts to liquidate slow-moving seasonal merchandise and the impact of higher initial ticket prices in the current-year period.  Decreases in traffic levels and units per transaction as compared to the prior-year period were partially offset by an improvement in average dollar sale.

CATHERINES sales decreased slightly as compared to the prior-year period as a 3% increase in comparable store sales and a 25% increase in store-related e-commerce net sales were offset by the impact of 35 net store closings during the preceding 12-month period.  An improvement in average dollar sale was offset by decreases in traffic levels and units per transaction as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the Fiscal 2011 Third Quarter represented 8% of Retail Stores segment net sales for the current-year period as compared to 7% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which include an expanding selection of new brands through our SONSI® website and the September 2011 launch of new online outfitting technology that makes personalized style and fit recommendations. Customers can use these recommendations within the outfitting tool to facilitate viewing and buying of complete outfits. During October 2011 we also announced the launch of an international shipping program that enables customers in over 80 countries and territories worldwide to shop our brands online.

During the Fiscal 2011 Third Quarter we recognized revenues of $4.5 million in connection with our loyalty card programs as compared to revenues of $4.6 million during the Fiscal 2010 Third Quarter.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated gross profit	$232.8	54.2%	$241.7	52.1%	2.1%

Although planned reductions in clearance inventory negatively impacted sales, they contributed to an increase in gross margin for the Fiscal 2011 Third Quarter as compared to the Fiscal 2010 Third Quarter. The increase in gross margin was driven by improvements across all of our brands, and benefited from improved seasonal assortments and disciplined inventory management, which resulted in fewer markdowns as compared to the prior-year period and faster sell-throughs of seasonal merchandise.  We were more promotional in the Fiscal 2010 Third Quarter to sell through slow-moving seasonal inventory, which negatively impacted gross margins in the prior-year period.  The decline in gross profit dollars was primarily driven by the net closure of 168 stores over the preceding 12 months in connection with our store closing program and negative comparable store sales.  The Fiscal 2011 Third Quarter gross margin was moderately affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales increased 210 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales increased 360 basis points for FASHION BUG, 150 basis points for CATHERINES, and 60 basis points for LANE BRYANT as compared to the prior-year period.  The increase in Retail Stores segment gross margin was primarily the result of improved assortments and disciplined inventory management, which resulted in faster inventory turnover of seasonal merchandise and fewer markdowns during the current-year period.  Additionally, all of our brands were less promotional in the current-year period as compared to the prior-year period as a result of improved sell-through of our seasonal inventory.

Gross profit for the Direct-to-Consumer segment increased as a result of the increase in catalog circulation but decreased slightly as a percentage of net sales primarily due to the mix of food and non-food catalog sales for Fiscal 2011.

Occupancy and Buying

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated occupancy and buying	$84.1	19.6%	$92.7	20.0%	(0.4)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 168 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 30 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 120 basis points for LANE BRYANT and decreased 110 basis points for CATHERINES.  For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 120 basis points as a percentage of net sales as a result of negative leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment increased slightly in dollar amount but decreased 70 basis points as compared to the prior-year period as a result of the increase in net sales.

Selling, General, and Administrative

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated selling, general, and administrative	$140.7	32.7%	$145.0	31.3%	1.4%

Consolidated selling, general, and administrative expenses decreased in dollar amount primarily as a result of a combination of lower store payroll and related expenses as a result of operating fewer stores and lower advertising expenses, but increased as a percentage of net sales as a result of negative leverage primarily from the decrease in comparable store sales.

Retail Stores segment selling, general, and administrative expenses increased 140 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales increased 130 basis points for LANE BRYANT, primarily as a result of the lack of leverage from flat comparative store sales, and increased 430 basis points for FASHION BUG, primarily as a result of negative leverage from the decrease in comparable store sales sales, but decreased 340 basis points for CATHERINES, primarily as a result of positive leverage from the increase in comparable store sales.

Selling, general, and administrative expenses for our Direct-to-Consumer segment decreased 190 basis points as compared to the prior-year period primarily as a result of leverage from the increase in Direct-to-Consumer segment net sales.

Depreciation and Amortization

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Depreciation and amortization	$13.6	3.2%	$16.4	3.5%	(0.3)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Restructuring and Other Charges

Restructuring and other charges for the Fiscal 2011 Third Quarter were primarily for professional fees and retention costs related to our announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic review (see "RECENT DEVELOPMENTS" above), non-cash store impairment charges, and lease termination costs net of store-related deferred allowances in connection with our under-performing store closing programs.

Restructuring and other charges for the Fiscal 2010 Third Quarter consisted primarily of cash severance and non-cash equity compensation costs in connection with the resignation of our former CEO, as well as lease termination costs for the closing of under-performing stores.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets.  Accordingly, the income tax provision for the Fiscal 2011 Third Quarter resulted primarily from (1) certain state and foreign income taxes payable as well as required deferred taxes; and (2) an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.  These items were partially offset by a reduction in our valuation allowance as a result of our ability to use additional income tax credits in the tax years that are currently under examination.

The income tax benefit for the Fiscal 2010 Third Quarter was primarily a result of (1) a reduction in our valuation allowance due to our ability to carry back certain income tax credits in connection with our Fiscal 2009 net operating loss carryback and utilization of income tax credits in an amended income tax return; and (2) a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions. These items were offset by certain state and foreign income taxes payable as well as required deferred taxes.

Comparison of Thirty-nine Weeks Ended October 29, 2011 and October 30, 2010

Net Sales

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Change From Prior Period
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Dollars	Percent
LANE BRYANT(1)	$735.6	51.3%	$722.8	48.6%	$12.8	1.8%
FASHION BUG	438.2	30.6	505.1	34.0	(66.9)	(13.2)
CATHERINES	227.3	15.9	230.3	15.5	(3.0)	(1.3)
Total Retail Stores	1,401.1	97.8	1,458.2	98.1	(57.1)	(3.9)
Direct-to-Consumer	32.2	2.2	27.8	1.9	4.4	15.8
Consolidated net sales	$1,433.3	100.0%	$1,486.0	100.0%	$(52.7)	(3.5)%
____________________

(1)	Includes LANE BRYANT OUTLET stores.

Total Retail Stores segment consolidated net sales decreased primarily as a result of the impact of 168 net store closings during the preceding 12-month period, which was partially offset by a 15% increase in store-related e-commerce net sales for the first three quarters of Fiscal 2011 as compared to the first three quarters of Fiscal 2010.  Comparable store sales were flat for the first three quarters of Fiscal 2011.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of a 3% increase in comparable store sales and a 15% increase in store-related e-commerce net sales, partially offset by 37 net store closings during the preceding 12-month period.  Improvements in average dollar sale, units per transaction, and conversion rate were partially offset by declines in traffic levels as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 96 net store closings during the preceding 12-month period and a 5% decrease in comparable store sales, partially offset by a 6% increase in store-related e-commerce net sales.  A decrease in traffic levels as compared to the prior-year period was partially offset by improvements in average dollar sale and conversion rate.

CATHERINES sales decreased as compared to the prior-year period as a 24% increase in store-related e-commerce net sales was more than offset by the impact of 35 net store closings during the preceding 12-month period.  Improvements in average dollar sale and units per transaction were more than offset by a decrease in traffic levels as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the first three quarters of Fiscal 2011 represented 8% of Retail Stores segment net sales for the current-year period as compared to 6% of Retail Stores segment net sales for the prior-year period.    The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which include an expanding selection of new brands through our SONSI website and the September 2011 launch of new online outfitting technology that makes personalized style and fit recommendations. Customers can use these recommendations within the outfitting tool to facilitate viewing and buying of complete outfits. During October 2011 we also announced the launch of an international shipping program that enables customers in over 80 countries and territories worldwide to shop our brands online.

During the first three quarters of Fiscal 2011 we recognized revenues of $13.6 million in connection with our loyalty card programs as compared to revenues of $13.9 million during the first three quarters of Fiscal 2010.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S Spring season and Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated gross profit	$764.0	53.3%	$767.4	51.6%	1.7%

Consolidated gross profit as a percentage of net sales increased primarily as a result of improvements in gross margins from improved assortments and disciplined inventory management.  We were more promotional in the first three quarters of Fiscal 2010 to sell through slow-moving seasonal inventory, which negatively impacted gross margins in the prior-year period.  Gross margin for the first three quarters of Fiscal 2011 was moderately affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales increased 230 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales increased 450 basis points for FASHION BUG, 180 basis points for CATHERINES, and 40 basis points for LANE BRYANT as compared to the prior-year period.  As noted in the overview above, the increase in Retail Stores segment gross margin was primarily the result of improved assortments and disciplined inventory management, which resulted in faster inventory turnover of seasonal merchandise and fewer markdowns during the current-year period.  Additionally, FASHION BUG and CATHERINES were less promotional in the current-year period as compared to the prior-year period as a result of improved sell-through of our seasonal inventory.

Gross profit for the Direct-to-Consumer segment increased as a result of the increase in catalog circulation but decreased slightly as a percentage of net sales primarily due to the mix of food and non-food catalog sales for Fiscal 2011.

Occupancy and Buying

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated occupancy and buying	$260.1	18.2%	$276.8	18.6%	(0.4)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 168 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 70 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 160 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, and 80 basis points for CATHERINES.  For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 50 basis points as a percentage of net sales as a result of negative leverage from the decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment were comparable to the prior-year period.

Selling, General, and Administrative

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated selling, general, and administrative	$435.2	30.4%	$451.2	30.4%	—%

Consolidated selling, general, and administrative expenses were flat as a percentage of net sales but decreased in dollar amount primarily as a result of a combination of lower payroll as a result of operating fewer stores, higher credit income as a result of increased penetration in the usage of our private-label credit cards, and lower advertising expenses primarily due to the non-recurrence of our national television campaign that occurred in the prior-year period.

Retail Stores segment selling, general, and administrative expenses decreased 50 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 130 basis points for LANE BRYANT, primarily as a result of leverage from the increase in comparable store sales, and decreased 90 basis points for CATHERINES, primarily as a result of the increase in store-related e-commerce net sales. Selling, general, and administrative expenses as a percentage of net sales increased 110 basis points for FASHION BUG, primarily as a result of store closings and negative leverage from the decrease in comparable store sales.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of selling expenses related to our SONSI social media website, which was launched in the latter part of Fiscal 2010.

Depreciation and Amortization

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Change as a
(Dollars in millions)	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales	Percentage of Net Sales
Depreciation and amortization	$42.5	3.0%	$50.1	3.4%	(0.4)%

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

Restructuring and Other Charges

Restructuring and other charges for the first three quarters of Fiscal 2011 were primarily for professional fees and retention costs related to our announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic review (see "RECENT DEVELOPMENTS" above), non-cash store impairment charges, and lease termination costs net of store-related deferred allowances in connection with our under-performing store closing programs.

Restructuring and other charges for the first three quarters of Fiscal 2010 consisted primarily of cash severance and non-cash equity compensation costs in connection with the resignation of our former CEO and lease termination costs related to our store closing program and accretion charges on lease termination costs for our store closing program announced March 30, 2010.

Gain on Repurchases of 1.125% Senior Convertible Notes

During the first three quarters of Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets, as well as the availability of net operating loss carryforwards.  Accordingly, the income tax provision for the first three quarters of Fiscal 2011 resulted primarily from (1) certain state and foreign income taxes payable as well as required deferred taxes; and (2) an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions. These items were partially offset by a reduction in our valuation allowance as a result of our ability to use additional income tax credits in the tax years that are currently under examination.

The income tax benefit for the first three quarters of Fiscal 2010 resulted primarily from (1) a reduction in our valuation allowance associated with our net operating loss carrybacks and the utilization of income tax credits in an amended income tax return; and (2) a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions. These items were partially offset by certain state and foreign income taxes payable as well as required deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs), and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

(Dollars in millions)	October 29, 2011	January 29, 2011
Cash and cash equivalents	$157.8	$117.5
Available borrowing capacity under revolving credit facility	$147.4	$153.8
Working capital	$305.9	$276.6
Current ratio	1.9	2.1
Long-term debt to equity ratio	37.9%	39.7%

Cash Provided by Operating Activities

Our net cash provided by operating activities was $63.0 million for the first three quarters of Fiscal 2011 as compared to cash used by operating activities of $13.9 million for the first three quarters of Fiscal 2010.  The increase in cash provided by operating activities as compared to the prior-year period was primarily the result of improved operating results and a reduction in our investment in inventories net of accounts payable in the current-year period, partially offset by the impact of the timing of payments of prepaid and accrued expenses.  Cash provided by operating activities for the first three quarters of Fiscal 2011 included $1.6 million of Federal income tax refunds, while cash used by operations for the first three quarters of Fiscal 2010 included $45.0 million of Federal income tax refunds related to a NOL carryback for Fiscal 2008 and an amended return.  Overall, inventories decreased 8% on a comparable store cost basis.

Cash Used by Investing Activities

Gross capital expenditures, excluding construction allowances received from landlords, were $22.7 million for the first three quarters of Fiscal 2011 as compared to $29.2 million for the first three quarters of Fiscal 2010.  Capital expenditures net of construction allowances received from landlords were $21.5 million for the first three quarters of Fiscal 2011 as compared to $26.5 million for the first three quarters of Fiscal 2010.  During the Fiscal 2011 Second Quarter we also acquired $2.9 million of equipment through a capital lease.  During the Fiscal 2011 First Quarter we received proceeds of $7.5 million from the sale of office premises in Hong Kong.

We anticipate that our projected gross capital expenditures for Fiscal 2011 will be approximately $38-$40 million before construction allowances received from landlords as compared to gross capital expenditures of $35.8 million for Fiscal 2010.  We anticipate that our Fiscal 2011 capital expenditures, net of construction allowances received from landlords, will be approximately $36-$38 million as compared to net capital expenditures of $32.8 million for Fiscal 2010.  We expect to make these expenditures according to disciplined return on investment criteria for 9 new store openings, store remodels, and store refurbishments; for fixturing for new merchandise assortments; to test brand combinations and conversions; and for the implementation of information technology tools to assist in improving our business results.  We expect to finance these capital expenditures primarily through internally-generated funds.

Cash Used by Financing Activities

During the first three quarters of Fiscal 2011 we used $4.8 million of cash and during the first three quarters of Fiscal 2010 we used $4.7 million of cash for scheduled repayments of long-term borrowings.  In addition, during the first three quarters of Fiscal 2011 we used $1.9 million of cash for payments of deferred financing fees related to our amended revolving credit facility (see “FINANCING; Revolving Credit Facility” below).  During the Fiscal 2010 Second Quarter we repurchased $49.2 million aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 for an aggregate purchase price of $38.3 million.

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

Our amended revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for the six months preceding the date of such repurchase, as of the date of such repurchase, and on a projected pro forma basis for the 12 consecutive fiscal months thereafter.  The agreement allows common stock repurchases at lower levels of “Excess Availability” subject to maintaining a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement) on a pro forma basis for the 12 months immediately preceding such repurchase.  See “PART II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below for additional information regarding the share-repurchase program announced in November 2007.

Dividends

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.  The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any; our capital requirements; our financial condition; and other relevant factors.  Our amended revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for the six months preceding the payment of such dividends, as of the date of payment of such dividends, and on a projected pro forma basis for the 12 consecutive fiscal months thereafter.  The agreement allows the payment of dividends at lower levels of “Excess Availability” subject to maintaining a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement) on a pro forma basis for the 12 months immediately preceding such payment.

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

Revolving Credit Facility

On July 14, 2011 we entered into an amended and restated loan and security agreement (the “Amended Agreement”) for a $200 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility replaces our $225 million senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  In addition, the Amended Agreement includes an option allowing us to increase our credit facility to an amount not in excess of $300 million, based on certain terms and conditions.  The Amended Facility may be used for working capital and other general corporate purposes, and provides that up to $100 million of the $200 million may be used for letters of credit.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); Note 3. Long-term Debt” above for further details regarding the amended credit facility.  There were no borrowings outstanding under the credit facility as of October 29, 2011.

The Amended Agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The Amended Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  At all times we are required to maintain Excess Availability (as defined in the Amended Agreement) of at least the greater of 10% of the Borrowing Base (as defined in the Amended Agreement) or $15,000,000.  As of October 29, 2011, the Excess Availability under the credit facility was $171.5 million and we were in compliance with all of the covenants included in the facility.

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

In Fiscal 2011 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and cash equivalents, our operating agreements with Alliance Data related to our private-label credit cards, and our revolving credit facility will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2011.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.

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

MARKET RISK

As of October 29, 2011 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

We are not subject to material foreign exchange risk, as our foreign transactions are primarily U.S. Dollar-denominated and our foreign operations do not constitute a material part of our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 13. Impact of Recent Accounting Pronouncements” above.

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

On July 15, 2011 the Court entered an order granting preliminary approval to a settlement reached by the parties and on July 27, 2011 the parties signed a formal Settlement Agreement and Release.  The Settlement Agreement received final court approval on November 21, 2011.  The terms of the settlement will not have a material impact on our financial condition or results of operations.

Except for ordinary routine litigation incidental to our business, there are no other material pending legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject.  There are no proceedings that, if adversely determined, are expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

As a result of the information discussed in "Part I; Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” above, we have included the following risk factor in “Part I; Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above.

The failure to successfully implement, or to manage the risks associated with, our plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT business, or additional courses of action, if any, that may result from our planned comprehensive strategic review.

With the exception of the above risk factor, we have not become aware of any material changes in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000.  Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow.  During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program.  We have not repurchased any shares of our common stock under this program subsequent to Fiscal 2008.  As of October 29, 2011, $197,365,000 was available for future repurchases under this program.  This repurchase program has no expiration date.

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

4.1
Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Bank, National Association, as agent for the lenders; and certain of the Company’s subsidiaries as guarantors.*

10.1
Stock Appreciation Rights Agreement for grant of 400,000 SARs to Anthony M. Romano dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.1).

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

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

*
Exhibit 4.1 is filed with this Quarterly Report on Form 10-Q in order to include all exhibits and schedules to such previously filed documents. Confidential treatment has been requested for certain portions of this exhibit.

**
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

CHARMING SHOPPES, INC.
(Registrant)

Date:	December 1, 2011	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer

Date:	December 1, 2011	/S/ ERIC M. SPECTER
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

4.1
Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Bank, National Association, as agent for the lenders; and certain of the Company’s subsidiaries as guarantors.*

10.1
Stock Appreciation Rights Agreement for grant of 400,000 SARs to Anthony M. Romano dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.1).

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

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

*
Exhibit 4.1 is filed with this Quarterly Report on Form 10-Q in order to include all exhibits and schedules to such previously filed documents. Confidential treatment has been requested for certain portions of this exhibit.

**
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