Form 10-K
period 2012-01-28
CHARMING SHOPPES INC
filed 2012-03-27
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File No. 000-07258

CHARMING SHOPPES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1721355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 STATE ROAD, BENSALEM, PA 19020	(215) 245-9100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC Chicago Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates as of July 30, 2011 (the last day of the registrant's most recently completed second fiscal quarter), based on the closing price on July 29, 2011, was approximately $474,087,252.

As of March 14, 2012, 116,630,045 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference herein from the registrant's Report on Form 10-K/A, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report.

CHARMING SHOPPES, INC.
FORM 10-K ANNUAL REPORT

i

ii

PART I

Item 1. Business

GENERAL

We are a specialty apparel retailer with a leading market share in women's plus-size specialty apparel. During our fiscal year ended January 28, 2012 (“Fiscal 2011”) our business operations consisted primarily of three distinct core brands: LANE BRYANT®, FASHION BUG®, and CATHERINES PLUS SIZES®. These core brands operate retail stores and store-related e-commerce websites under our Retail Stores segment. Through our multiple channels, fashion content, and broad merchandise assortments, we seek to appeal to customers from a broad range of socioeconomic, demographic, and cultural groups. During Fiscal 2011 the sale of plus-size apparel represented approximately 84% of our total net sales. In addition to our Retail Stores segment we also derive revenues from sales of food and gifts through our FIGI'S® catalog and website, which operate under our Direct-to-Consumer segment.

LANE BRYANT is a widely recognized brand name in plus-size fashion. Through private labels such as LANE BRYANT and CACIQUE®, and select national brands, we offer fashionable and sophisticated apparel in plus-sizes 12-32, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear, and social occasion apparel. LANE BRYANT has a loyal customer base, generally ranging in age from 35 to 55 years old, which shops for fashionable merchandise in the moderate price range. Our 685 LANE BRYANT retail stores comprise 4.0 million square feet of real estate and are located in 46 states, in a combination of destination malls, lifestyle centers, and strip shopping centers. Our average LANE BRYANT store size is approximately 5,800 square feet. During Fiscal 2011 our lanebryant.com website averaged 2.7 million unique visitors per month with an established on-line community.

Our LANE BRYANT intimate apparel side-by-side store pairs LANE BRYANT's casual and wear-to-work sportswear assortments with an expanded line of CACIQUE intimates as well as additional national brands, presented in a double store-front. This larger footprint of approximately 7,200 square feet per combined store compares with the full-line LANE BRYANT store average footprint of approximately 5,500 square feet. Included in the 685 stores operated by LANE BRYANT as of January 28, 2012 are 136 stores operated in the side-by-side format.

LANE BRYANT OUTLET® is a national chain offering women's plus-size apparel in the outlet sales channel. Through our private labels we offer fashionable and sophisticated apparel in plus-sizes 12-32, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear, and social occasion apparel. Our 117 LANE BRYANT OUTLET retail stores comprise 0.7 million square feet of real estate and are located in 37 states throughout the country in outlet centers. Our average LANE BRYANT OUTLET store size is approximately 5,800 square feet.

FASHION BUG stores specialize in selling plus-size, misses, and junior apparel in sizes 6-30, serving women's lifestyle needs from weekend to business wear, as well as accessories, intimate apparel, and footwear. FASHION BUG customers generally range in age from 30 to 50 years old and shop in the low-to-moderate price range. Our 620 FASHION BUG retail stores comprise 5.4 million square feet of real estate and are located in 40 states, primarily in strip shopping centers. Our average FASHION BUG store size is approximately 8,600 square feet. During Fiscal 2011 our fashionbug.com website averaged 1.4 million unique visitors per month.

In December 2011 we announced that we are undertaking a comprehensive strategic and financial review of our operations to determine how best to enhance shareholder value. This review is continuing. As part of these efforts, we announced our plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT brand. We cannot assure that this review will result in any specific course of action or that the planned divestiture of FASHION BUG will occur. We have not reported a time frame for the completion of this strategic review. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS" and "OVERVIEW” below for further discussion of our management initiatives.

CATHERINES PLUS SIZES carries a full range of plus sizes (16-34 and 0X-5X) and is particularly known for extended sizes (28-34). CATHERINES® offers classic apparel and accessories for wear-to-work and casual lifestyles. CATHERINES customers are generally in the 45 years old and older age group, shop in the moderate price range, and are concerned with comfort, fit, and value. Our 435 CATHERINES retail stores comprise 1.8 million square feet of real estate and are located in 44 states, primarily in strip shopping centers. Our average CATHERINES store size is approximately 4,100 square feet. Included in the 435 stores operated by CATHERINES as of January 28, 2012 are 15 stores operated in outlet locations. In March 2011 we announced our plans to close the 30 CATHERINES stores operating in outlet locations. We closed 15 of these stores during Fiscal 2011 and expect to close the remainder during Fiscal 2012. During Fiscal 2011 our catherines.com website averaged more than 0.8 million unique visitors per month.

During Fiscal 2011 we further enhanced our Retail Stores segment e-commerce operations by offering an expanded selection of new brands through our SONSI® website and the launch of new online outfitting technology that makes personalized style and fit recommendations. Our customers can use these recommendations within the outfitting tool to facilitate viewing and buying of complete outfits. In addition, we announced the launch of an international shipping program that enables customers in over 100 countries and territories worldwide to shop our brands online.

FIGI'S markets food and specialty gift products through its Figi's Gifts in Good Taste® catalog, its figis.com e-commerce website, and through third-party retailers' stores and e-commerce websites. FIGI'S specializes in dairy cheeses, smokehouse meats, holiday fare, bakery, chocolates, nuts, sweets, and snacks. FIGI'S also offers special gift assortments, collectibles, and exclusive and personalized items. FIGI'S® Gallery offers home decor, bedding, housewares, jewelry, garden accents, apparel, collectibles, gifts and other items through its catalog and figisgallery.com e-commerce website.

Financial information by business segment for each of our last three fiscal years is included in “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 16. SEGMENT REPORTING” below.

RETAIL STORES SEGMENT

Stores

Our store openings, closings, and number of locations over the past three fiscal years are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Store Activity:
Number of stores open at beginning of period	2,064	2,121	2,301
Stores opened	7	9	8
Stores converted(1)	—	28	(28)
Stores closed(2)	(214)	(94)	(160)
Number of stores open at end of period	1,857	2,064	2,121

Number of Stores Open at End of Period by Brand:
LANE BRYANT(3)	802	846	860
FASHION BUG	620	743	801
CATHERINES	435	475	460
Number of stores open at end of period	1,857	2,064	2,121

(1)
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

(2)
 Includes 124 FASHION BUG, 49 LANE BRYANT, 1 LANE BRYANT OUTLET, and 40 CATHERINES stores (including 15 CATHERINES stores in outlet locations) in Fiscal 2011; 52 FASHION BUG, 27 LANE BRYANT, 1 LANE BRYANT OUTLET, and 14 CATHERINES stores in Fiscal 2010; and 22 FASHION BUG and 10 LANE BRYANT stores in Fiscal 2009 closed in connection with our store closing initiatives.

(3)	Includes LANE BRYANT OUTLET stores as follows: 117 in Fiscal 2011, 115 in Fiscal 2010, and 106 in Fiscal 2009.

Our retail stores are currently located primarily in suburban areas and small towns. Approximately 80% of our retail stores are strip-center based, with the remainder located in community and regional malls. Approximately 57% of our LANE BRYANT stores are located in power-strip and lifestyle shopping centers, with the remaining stores located primarily in malls. We continually evaluate additional store locations that meet our financial and operational objectives.

In conjunction with our announcement in December 2011 that we plan to divest our FASHION BUG business we also announced that we intend to focus on the growth of our LANE BRYANT brand. Our plans for LANE BRYANT over the next few years include approximately 125 new locations and 125 relocations from malls into power-strip and lifestyle centers with stronger operating metrics, while closing approximately 50 stores through natural lease expirations. We plan to increase the percentage of LANE BRYANT stores located in strip and lifestyle centers to approximately 80% over the next few years. We believe that operating LANE BRYANT stores in power-strip and lifestyle centers will support our expectation of increased profitability, with projected increases in sales and decreases in occupancy expenses as compared to malls. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” and “RESULTS OF OPERATIONS” below for additional information regarding our actual and planned store activities.

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

Our retail stores operate under direct local management with guidance from our management operations team. Each store has a manager who is in daily operational control of and manages the specific location, including overseeing the duties of display, selling, and reporting through point-of-sale terminals. We employ district managers who regularly travel to all stores in their district to view store operations and provide guidance. Each district manager works with an average of 12 stores. Regional managers, who report to a Vice President of Stores, supervise the district managers. Generally, district managers are promoted from the pool of store managers and store managers are promoted from the pool of assistant store managers. Store management is motivated through internal advancement and promotion, competitive compensation, and various incentive, medical, and retirement plans. Store management also has access to centrally-developed resources on store operations, merchandising, and buying policies.

Merchandising and Buying

We employ a brand-specific merchandising and buying strategy that is focused on providing an attractive selection of plus-size apparel and accessories that reflect the fashion preferences of the core customer for each of our retail store brands. We believe that the specialization of marketers and buyers within each brand enhances each brand's identity and distinctiveness. We also use domestic and international fashion market guidance, fashion advisory services, and proprietary design. We seek to maintain high quality standards with respect to merchandise fabrication, construction, and fit.

We continually refine our merchandise assortments to reflect the needs and demands of our diverse customer groups and the demographics of each store location. At LANE BRYANT we offer a combination of fashion basics and current fashions in casual and wear-to-work apparel, footwear, and accessories and our CACIQUE brand of intimate apparel, as well as other national brand sportswear and shapewear that are designed to translate current trends into appropriate products for our customer. LANE BRYANT OUTLET features products developed exclusively for our outlet stores, which include updated key items and best-sellers from our full-line LANE BRYANT brand. Selected expanded categories, such as intimate apparel, footwear, social occasion, and accessories are also offered at LANE BRYANT OUTLET. At FASHION BUG we offer a broad assortment of weekend and business-wear apparel in plus, misses, junior, and junior plus sizes at low-to-moderate prices. FASHION BUG's merchandise typically reflects established fashion trends and includes a broad offering of ready-to-wear apparel as well as footwear, accessories, intimate apparel, and seasonal items, such as swimwear and outerwear. At CATHERINES we offer a broad assortment of plus-size merchandise in classic styles designed to provide “head-to-toe” dressing for our customers. CATHERINES features casual and career sportswear, dresses, intimate apparel, suits, and accessories in a variety of plus-sizes, including petites and extended sizes. CATHERINES has developed a unique expertise in the comfort, fit, design, and manufacturing of extended sizes, making it one of the few retailers to emphasize these sizes.

We use our distribution capabilities to stock our stores with products specifically targeted to the store's customer demographics. Our merchandising staff obtains store-wide and brand-wide inventory information generated by merchandise information systems that use our point-of-sale terminals. The status of our merchandise can be tracked from the placement of our initial order for the merchandise to the actual sale to our customer. Based on this data, our merchandise managers compare budgeted-to-actual sales and make merchandising decisions as needed, including re-order, markdowns, and changes in the buying plans for upcoming seasons.

Our stores typically experience peak sales during the Easter, Memorial Day, and December holiday seasons. We generally build inventory levels before these peak sales periods. To maintain current and fashionable inventory we reduce the price of slow-moving merchandise throughout the year. Much of our merchandise is developed for one or more of our four seasons: Spring, Summer, Fall, and Holiday. End-of-season sales are conducted with the objective of carrying an appropriate amount of seasonal merchandise over from one season to another. Retail Stores segment sales for the four quarters of Fiscal 2011, as a percent of annual Retail Stores segment sales, were 26.2%, 26.3%, 22.3%, and 25.1%, respectively.

Marketing and Promotions

We use several types of advertising to stimulate retail store customer traffic. We primarily use targeted direct-mail and e-mail advertising to preferred customers selected from a database of approximately 23.4 million private-label credit card, third-party credit card, and cash customers who have purchased merchandise from us within the past three years. We may also use radio, television, newspaper, internet advertising, fashion shows, social media, and other “grassroots” campaigns to stimulate traffic at certain strategic times of the year. We also use pricing policies, displays, store promotions, and convenient store hours and locations to attract customers. We maintain websites for our LANE BRYANT, FASHION BUG, and CATHERINES brands that provide information regarding current fashions and promotions and also provide internet shopping.

We offer our LANE BRYANT, FASHION BUG, and CATHERINES retail store customers various loyalty card programs. Customers who join these programs are entitled to various benefits, including discounts on purchases during the membership period. Customers join some of these programs by paying an annual membership fee. Other programs are offered that do not require the payment of a membership fee but allow cardholders to earn points for purchases using a private-label credit card, which may be redeemed for merchandise coupons upon the accumulation of a specified number of points. Additional information on our loyalty card programs is included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Loyalty Card Programs” and “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 8. CUSTOMER LOYALTY CARD PROGRAMS” below.

Sourcing

To meet the demands of our customers we access both the overseas and domestic wholesale markets for our Retail Stores segment merchandise purchases. We primarily source from outside of the United States and source merchandise both through our overseas sourcing operation, where we are the importer of record, and from domestic vendors that also source merchandise from overseas. This allows us to maintain flexible lead times, respond quickly to current fashion trends, and replenish merchandise inventory as necessary. During Fiscal 2011 we purchased merchandise from approximately 420 suppliers located throughout the world. We also purchase a portion of our LANE BRYANT merchandise from Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer that is an affiliate of Limited Brands, Inc. These purchases from Mast accounted for approximately 5% of our total Retail Stores merchandise purchases and approximately 10% of merchandise purchases for LANE BRYANT and LANE BRYANT OUTLET during Fiscal 2011. No other vendor accounted for more than 3% of total Retail Stores segment merchandise purchases during Fiscal 2011.

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

See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” below for a discussion of the impact on our operations of cost increases associated with cotton-based raw materials.

Distribution and Logistics

We currently operate two distribution centers for our Retail Stores segment. For our LANE BRYANT (including CACIQUE) and LANE BRYANT OUTLET stores we operate a distribution center in Greencastle, Indiana. This facility is located on 126 acres of land and contains a building of approximately 865,000 square feet. We estimate that this facility has the capacity to service up to approximately 1,800 stores. For our FASHION BUG and CATHERINES stores we operate a distribution center in White Marsh, Maryland. The White Marsh facility is located on 28 acres of land and contains a building of approximately 513,000 square feet that is currently designed to service up to approximately 1,600 stores.

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

During Fiscal 2011 we realigned our distribution center operations to support opportunities for operational efficiencies and cost reductions. We moved the servicing of our LANE BRYANT stores from White Marsh to Greencastle and the servicing of our FASHION BUG stores from Greencastle to White Marsh, which was completed during January 2012. We also plan to move the servicing of our CATHERINES stores from White Marsh to Greencastle, which we expect to complete by the end of April 2012. The realignment does not affect the distribution of products for our e-commerce operations.

We expect this realignment to result in cost savings through transportation cost reductions and faster shipments to stores, as our distribution center operations will be closer to the geographic center of each brand's operations. In addition, combining LANE BRYANT and LANE BRYANT OUTLET operations in Greencastle allows for brand synergies, including shared inventory where possible, in support of our "One Brand One Vision" initiative.

The realignment also supports our decision to divest our FASHION BUG operations. Subsequent to moving the servicing of the CATHERINES stores, White Marsh will service only the FASHION BUG stores, while servicing of the LANE BRYANT and CATHERINES stores will be located in Greencastle. We expect that this will facilitate inclusion of the White Marsh facility in the anticipated FASHION BUG divestiture should the need arise.

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

Once the inventory arrives in our stores, our point-of-sale systems, software, and data networks enable us to track inventory from store receipt to final sale. During Fiscal 2012 we plan to invest approximately $30 million for a complete upgrade of distribution center equipment; store technology, including point-of-sale hardware, software, and data networks; the installation of a core merchandising platform, including enhanced planning and inventory capabilities; a new warehouse management system; and new purchasing and financial software. We expect to finance these capital expenditures through internally-generated funds. Such an upgrade has the potential to temporarily impair our ability to capture, process, and ship customer orders or may result in the incurrence of additional costs.

DIRECT-TO-CONSUMER SEGMENT

Our Direct-to-Consumer segment consists primarily of the operations of our FIGI'S business, which markets food and specialty gift products through our Figi's Gifts in Good Taste catalog and related e-commerce website as well as through third-party retailers' stores and e-commerce websites. We also operate FIGI'S Gallery, which offers home decor, bedding, housewares, jewelry, garden accents, apparel, collectibles, gifts, and other items through its catalog and e-commerce website.

FIGI'S peak sales period is during the December holiday season, with approximately 75% of its annual sales occurring during our fourth quarter. FIGI'S offers interest-free, three-payment credit terms over three months to its customers, with the first payment due on a defined date 30 to 60 days after a stated holiday.

We own a 125,000 square-foot automated distribution center facility in Marshfield, Wisconsin that serves as the main distribution area for our FIGI'S operations and ships approximately 2,400,000 packages per year. A 122,000 square-foot leased facility in Stevens Point, Wisconsin and a 46,000 square-foot owned facility in Neillsville, Wisconsin also service FIGI'S. We believe that these facilities will continue to provide adequate capacity for our FIGI'S operations for the foreseeable future.

COMPETITION

The women's specialty retail apparel business is highly competitive, with numerous competitors, including individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and internet-based retailers, some of which may have greater financial resources, marketing capabilities, or brand recognition than we have. We cannot reasonably estimate the number of our competitors due to the large number of women's apparel retailers. The primary elements of competition are merchandise style, size, selection, fit, quality, display, and price; attractive website layout; efficient fulfillment of website mail orders; and personalized service to our customers. For our retail stores, store location, design, advertising, and promotion are also significant elements of competition.

EMPLOYEES

As of the end of Fiscal 2011 we employed approximately 23,000 associates, which included approximately 17,000 part-time employees. In addition, we hire a number of temporary employees during the December holiday season. As of the end of Fiscal 2011, 87 of our employees were represented by a union whose contract is currently due to expire in August 2012 and 14 of our employees were represented by a union whose contract is currently due to expire in August 2014. We believe that our overall relationship with these unions and our associates in general is satisfactory.

TRADEMARKS AND SERVICEMARKS

We own, or are in the process of obtaining, all rights to the trademarks and trade names we believe are necessary to conduct our business as presently operated. “FASHION BUG®”, “FASHION BUG PLUS®”, “L.A. BLUES®”, “STUDIO 1940®”, “RIGHT FIT BY FASHION BUG®”, “CATHERINES®”, “CATHERINES PLUS SIZES®”, “MAGGIE BARNES®”, “ANNA MAXWELL®”, “LIZ&ME®”, “SERENADA®”, “RIGHT FIT BY CATHERINES®”, “LANE BRYANT®”, “LANE BRYANT OUTLET®”, “LANE BRYANT WOMAN®”, “VENEZIA®”, “CACIQUE®”, “RIGHT FIT BY LANE BRYANT®”, “FIGI'S®”, "GIFTS IN GOOD TASTE®", “SONSI®”, "SONSILIVING®", “INSIDE CURVE®”, “ADDED DIMENSIONS®”, “FIGI'S® GALLERY”, “PASSPORT COLLECTION BY LANE BRYANT®”, “LOOP18™”, "T3-TIGHTER TUMMY TECHNOLOGY®", "SECRET SLIMMER®", "FASHION GENIUS™", and several other trademarks and servicemarks of lesser importance to us have been registered or are in the process of being registered with the United States Patent and Trademark Office and in other countries.

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

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.charmingshoppes.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our historical filings can also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or can be accessed directly from the SEC's website at http://www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) 732-0330. See “PART III; Item 10. Directors, Executive Officers, and Corporate Governance” below for additional information that is available on our internet website.

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this annual report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition, and results of operations, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-K, and in our other public filings. The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Ongoing economic conditions have adversely affected, and may continue to adversely affect, our business and results of operations.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, salary levels, wage rates, availability of consumer credit, consumer confidence, fluctuating fuel and energy costs, and consumer perception of economic conditions. Consumer discretionary spending, including purchases of women's apparel, tends to decline during periods of high unemployment, which can have an adverse impact on our results of operations. We could be required to take additional markdowns in response to lower-than-anticipated levels of demand for our products, and promotional activity by our competitors could have a further adverse impact on our results of operations.

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

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women's apparel. Our success depends in part on our ability to effectively predict and respond to quickly changing fashion tastes and consumer demands, and to translate market trends into appropriate, salable product offerings. These risks may increase as we shift a higher proportion of our product from third-party vendors and domestic sourcing to internally-designed merchandise and overseas sourcing. The increased lead times associated with overseas sourcing could increase our risk of misjudging fashion trends or styles. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed sales opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations. This could also impact our reputation with our customers, which could diminish brand loyalty.

Existing and increased competition in the women's retail apparel and direct-to-consumer markets may reduce our net revenues, profits, and market share.

The women's specialty retail apparel and direct-to-consumer markets are highly competitive. Our competitors include individual and chain fashion specialty stores, department stores, discount stores, catalog retailers, and internet-based retailers. As a result of this competition we are required to effectively market and competitively price our products to consumers in diverse markets, and we typically experience pricing pressures, which may require us to incur increased marketing expenditures. Our failure to effectively market our product could lower our sales and lead to loss of market share. Existing and increased competition could result in reduced sales and margins, which could have a material adverse effect on our business, financial condition, and results of operations.

We believe that the principal bases upon which we compete are merchandise style, size, selection, fit, quality, display, and price; attractive website layout; efficient fulfillment of website mail orders; and personalized service to our customers, as well as store location, design, advertising, and promotion. Other women's apparel and direct-to-consumer companies with greater financial resources, marketing capabilities, or brand recognition are our competitors in the plus-size business and they may be able to devote greater resources to the marketing and sale of their products, implement more aggressive pricing policies, introduce new products more quickly, and respond and adapt to future economic downturns more effectively. Additional competitors may also enter this market. We cannot give assurance that we will be able to compete successfully against existing or future competitors.

Our business plan is largely dependent upon continued growth in the plus-size women's apparel market.

Our business is primarily focused on sales of plus-size women's apparel, which represents a majority of our total net sales. Our results of operations could be adversely affected by a lack of continued growth in the plus-size women's apparel market.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depend largely on the efforts and abilities of our executive officers and our management teams and our ability to attract, hire, and retain officers and management. We also must motivate employees to remain focused on our strategies and goals. If we cannot hire and retain effective management, we may be unable to compete effectively with other retailers. We do not maintain key-person life insurance policies with respect to any of our employees.

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

In December 2011 we announced that we are undertaking a comprehensive strategic and financial review of our operations to determine how to best enhance shareholder value. As part of these efforts, we announced plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT brand. We cannot assure the successful implementation of, or management of the risks associated with, these plans or additional courses of action, if any, that may result from our planned comprehensive strategic review. In the meantime, the uncertainty associated with this process may adversely affect our employees, or may make them more susceptible to recruitment by our competitors or others, which could have an adverse effect on our operations.

We cannot assure the realization of the planned cost savings, operational efficiencies, and brand synergies as a result of our Fiscal 2011 realignment of our distribution center operations in Greencastle and White Marsh or our planned transformation of our information technology and distribution infrastructure. The failure to successfully manage the implementation of our planned transformational initiatives could result in a disruption of our operations or the incurrence of additional costs.

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

Credit card operations are subject to numerous Federal and state laws, including, in particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010, that impose disclosure and other requirements upon the origination, servicing, and enforcement of credit accounts, and limitations on the amount of finance charges and fees that may be charged by a credit card provider. Alliance Data may be subject to regulations that may adversely impact its operation of the private-label credit card programs. To the extent that such limitations or regulations materially limit the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions which affect our revenue streams associated with the private-label credit card operating agreements, our results of operations could be adversely affected. In addition, changes in credit card use, payment patterns, or default rates could be affected by a variety of economic, legal, social, or other factors over which we have no control and cannot predict with certainty. Such changes could also negatively impact the availability of credit or increase the cost of credit to our cardholders or negatively impact provisions that affect our revenue streams associated with the operating agreements.

Our operating results fluctuate from season to season.

Our retail store and direct-to-consumer operations experience seasonal fluctuations in net sales and consequently in operating income, with peak sales typically occurring during the Easter, Memorial Day, and December holiday seasons for our Retail Stores segment and in the December holiday season for our Direct-to-Consumer segment. In addition, extreme or unseasonable weather can affect our sales. Any decrease in net sales or margins during our peak selling periods, or in the availability of working capital needed in the months before these periods, could have a material adverse effect on our business, financial condition, and results of operations.

We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, including perishable products for our FIGI'S food and gifts operations, before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition, and results of operations.

Our operating results are dependent in part on our ability to effectively manage our inventory levels.

We must maintain the right mix and level of inventory to operate our business successfully. Excess inventory creates pricing pressures, while insufficient inventory could lead to decreased sales and a loss of customers. We continually evaluate our market and our customers' economic environments to determine our optimal inventory levels. If we do not correctly anticipate the demand for one or more of our products or delay placing seasonal inventory in our stores for too long, our results of operations and business could be adversely affected.

Certain of our business processes that are dependent on technology are outsourced.

Certain of our business processes that are dependent on technology are outsourced to third parties. Such processes include payroll processing, credit card authorization and processing, our e-commerce platform, and certain other information technology functions. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. The failure of such third parties to provide adequate services could adversely affect our customers' shopping experience, our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

As part of our announced transformational initiatives, we plan to upgrade our information technology infrastructure. Such technology systems changes are complex and could cause disruptions that may adversely affect our business. Although we strive to ensure the orderly implementation of various information technology systems upgrades, we may not be able to successfully execute these changes without potentially incurring a significant disruption to our business. Even if we are successful with implementation, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state, which could result in a significant additional investment of time and money and increased implementation risk. Furthermore, we intend to rely on third parties to fulfill contractual obligations related to some of these system upgrades. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

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

We purchase a significant portion of our apparel directly in foreign markets and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad. Such risks include (but are not necessarily limited to):

•	political instability;

•	increased security requirements applicable to imported goods;

•	trade restrictions;

•	imposition of or changes in duties, quotas, taxes, and other charges on imports;

•	currency and exchange risks;

•	issues relating to compliance with domestic or international labor standards;

•	inability of our vendors to manufacture or deliver merchandise in a timely manner or to meet our quality standards;

•	increased lead times;

•	delays in shipping;

•	increased costs of transportation; or

•	other events, such as outbreaks of influenza or Severe Acute Respiratory Syndrome, that are outside of our control.

New governmental requirements could be proposed that would have an impact on the trading status of certain countries and could include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries.

Our purchasing patterns are dictated by our seasonal inventory requirements. We typically enter into purchase commitments with our vendors for seasonal inventories up to six months ahead of when we take delivery of those products. Our purchase commitments with foreign vendors are primarily denominated in U.S. dollars and are settled in U.S. dollars. These arrangements tend to provide a natural hedge to the impacts of changes in the value of the U.S. dollar relative to the foreign currencies during the period from when we enter into purchase commitments with our vendors to when we take delivery of the products in the countries from which we source our products. However, changes in the value of the U.S. dollar relative to other currencies can impact the negotiated pricing for products when comparing one seasonal buying period to another. We have a network of countries and vendors from which we can source our product, but a weakening of the U.S. dollar in relation to those foreign currencies could increase the cost of our foreign-sourced products. The future performance of our business depends on our foreign suppliers and may be adversely affected by the factors listed above, which are beyond our control.

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

From time to time, we are subject to litigation and regulatory actions relating to our business. We may also become subject to litigation trends, such as class-action suits brought under various consumer protection and employment laws, intellectual property infringement suits, or suits resulting from sales or acquisitions of business operations. The initiation or defense of litigation or regulatory actions requires us to make certain expenditures and can divert the attention of our management away from operating our business. In addition, an unfavorable decision or outcome could result in further, potentially significant, expenditures. See “Item 3. Legal Proceedings” below for a discussion of current legal proceedings in which we are involved.

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

Our sales are dependent in part on a high volume of strip shopping center and mall traffic. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on our business. To take advantage of customer traffic and the shopping preferences of our customers we need to maintain or acquire stores in desirable locations. We cannot assure that desirable store locations will continue to be available. In addition, the timely opening of new store locations could be adversely affected by delays in obtaining necessary permits and approvals, lack of availability of construction materials and labor, natural disasters, adverse weather conditions, or work stoppages. Our ability to acquire or maintain desirable store locations could be adversely affected by financial difficulties encountered by strip shopping center or mall landlords or by competition with other retailers for prime locations.

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

We continually evaluate our portfolio of businesses and may decide to buy businesses or enter into joint ventures or other strategic alliances. Significant acquisitions and alliances may increase demands on management by diverting their attention away from running our core business, as well as on financial resources, information systems, and internal control systems. Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve, and expand our systems, procedures, and controls.

In addition, we may divest existing businesses, which would cause a decline in revenues and may cause our financial results to be more volatile. A divestiture could also divert management attention away from running our core business or negatively affect the price of our common stock, and could increase our reliance on growth in our remaining core business operations. In December 2011 we announced that we are undertaking a comprehensive strategic and financial review of our operations to enhance shareholder value. As part of these efforts, we announced our plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT brand. We may be unsuccessful in our efforts to divest FASHION BUG on a satisfactory basis and this could impede our efforts to focus on our LANE BRYANT brand.

If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures (such as our planned divestiture of FASHION BUG), joint ventures, or other alliances, our business, financial condition, and results of operations could be materially and adversely affected.

OTHER RISKS

Anti-takeover provisions in our governing documents and Pennsylvania law may discourage other companies from attempting to acquire us.

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control, such as provisions that:

•	do not permit cumulative voting;

•	permit our board to issue “blank check” preferred stock without shareholder approval;

•	require certain advance notice procedures with regard to the nomination of candidates for election as directors, other than nominations by or at the direction of our board;

•	prevent our directors from being removed without cause except upon super-majority shareholder approval; and

•	prevent a holder of 20% or more of our common stock from taking certain actions without certain approvals.

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

The holders of the outstanding principal amount of our 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) could require us to repurchase the principal amount of the notes for cash before maturity upon the occurrence of a “fundamental change” as defined in the prospectus filed in connection with the 1.125% Notes (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 5. LONG-TERM DEBT” below). Such a repurchase would require significant amounts of cash, would be subject to important limitations on our ability to repurchase, such as the risk of our inability to obtain funds for such repurchase, and could adversely affect our financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease all of our stores. Typically, our store leases have initial terms of 5 to 10 years and generally contain provisions for co-tenancies, renewal options, additional rents based on a percentage of sales, and payment of real estate taxes and common area charges. In addition, we lease certain of our corporate office, distribution center, warehouse, and other administrative facilities. Additional information with respect to our real estate leases is included in “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements; NOTE 15. LEASES” below. Additional information with respect to our planned store closings during Fiscal 2012 is included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; OVERVIEW” and “RESULTS OF OPERATIONS” below.

With respect to leased stores open as of January 28, 2012 the following table shows the number of store leases expiring during the calendar periods indicated, assuming the exercise of our renewal options:

Period	Number of Leases Expiring
2012(1)	139
2013–2017	729
2018–2022	408
2023–2027	425
2028–2032	129
2033–2037	23
Thereafter	3

(1)	Includes 31 stores on month-to-month leases.

Additional information with respect to facilities that we own or lease is as follows:

Size in Sq. Feet	Location	Leased/ Owned	Description
865,000	Greencastle, IN	Owned	LANE BRYANT and LANE BRYANT OUTLET distribution center
513,000	White Marsh, MD	Owned	FASHION BUG and CATHERINES distribution center
288,000	Tucson, AZ	Leased	Currently idle(1)
145,000	Bensalem, PA	Owned	Corporate headquarters, technology center, and administrative offices
142,000	Bensalem, PA	Leased	FASHION BUG, CATHERINES, and LANE BRYANT OUTLET home offices and corporate administrative offices
135,000	Columbus, OH	Leased	LANE BRYANT home office
125,000	Marshfield, WI	Owned	FIGI’S distribution center
122,000	Stevens Point, WI	Leased	FIGI’S distribution and call centers
71,000	Marshfield, WI	Owned	FIGI’S warehouse
64,000	Marshfield, WI	Owned	FIGI’S administrative offices and call center
52,000	Tucson, AZ	Leased	Currently idle(1)
46,000	Neillsville, WI	Owned	FIGI’S distribution center
40,000	Marshfield, WI	Owned	FIGI’S warehouse
27,000	Hong Kong, PRC	Leased	International sourcing offices
16,000	Marshfield, WI	Owned	FIGI’S manufacturing facility
15,000	Tucson, AZ	Leased	Currently idle(1)
10,000	Tucson, AZ	Leased	Currently idle(1)
9,000	Bensalem, PA	Leased	Storage facility
8,000	Hangzhou, PRC	Leased	International sourcing offices
7,000	New Delhi, India	Leased	International sourcing offices
5,000	Tucson, AZ	Leased	Currently idle(1)

(1)
Facilities retained in connection with the sale of our non-core catalog business in Fiscal 2008.  In connection with the sale we retained certain components of their infrastructure and entered into transitional service agreements.  Subsequent to the transitional period we discontinued the use of the facilities. With the exception of the 10,000 sq. ft. facility, which has a lease expiration date of January 31, 2019 with an option for an earlier buyout, the leases on these facilities expire on August 31, 2013.

Item 3. Legal Proceedings

In August 2009, former Store Sales Managers ("SSMs") Sharon Bates and Tamara Baggett, on behalf of themselves and similarly situated Catherines store managers, filed a collective action Complaint with the United States District Court, District of Connecticut ("Court"), against Catherines, Inc. (“Catherines”).  The Complaint, as amended, alleged that the store managers were unlawfully denied overtime compensation.  Ms. Bates' individual overtime claim was brought under the Connecticut Minimum Wage Act (“CMWA”) and Ms. Baggett's individual overtime claim was brought under the New York Minimum Wage Act (“NYMWA”).  In addition, both Plaintiffs asserted claims on behalf of themselves and other purportedly similarly-situated current and former SSMs under the Fair Labor Standards Act (“FLSA”).  The Plaintiffs sought unpaid overtime wages, liquidated damages, interest and costs, attorneys' fees, an order enjoining Catherines from continuing its alleged illegal practices in violation of the FLSA, NYMWA and CMWA as to current and future SSMs, and such other relief as the Court deemed equitable. Catherines denied the allegations in the Complaint.

On July 15, 2011 the Court entered an order granting preliminary approval to a settlement reached by the parties and on July 27, 2011 the parties signed a formal Settlement Agreement and Release.  The Settlement Agreement received final court approval on November 21, 2011 and the settlement proceeds were fully distributed in January 2012.  The settlement did not have a material impact on our financial condition or results of operations.

Except for ordinary routine litigation incidental to our business, there are no other material pending legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject. There are no proceedings that, if adversely determined, are expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

Additional Part I Information - Executive Officers of the Registrant

The following list contains certain information relative to our executive officers. There are no family relationships among any of our executive officers.

Anthony M. Romano, 49, has served as President and Chief Executive Officer since March 2011. Before that he served as Chief Operating Officer and performed the function of Chief Executive Officer subsequent to the resignation of our former Chief Executive Officer from October 2010 to March 2011, and served as Executive Vice President - Global Sourcing and Business Transformation from February 2009 to March 2011. Before that he served as Executive Vice President, Chief Supply Chain Officer for Ann Taylor, Inc. from May 2005 through July 2008.

Bryan Q. Eshelman, 40, has served as Executive Vice President, Chief Supply Chain Officer since December 2011 and as Senior Vice President, Operations from October 2010 to December 2011. Before that he served as a Managing Director of AlixPartners, LLP from October 2008 to October 2010. Before that he served as Vice President, Practice Management Director from December 2007 to September 2008 and as National Director, Merchandising Technology from January 2006 to December 2007 for Kurt Salmon Associates, Inc.

Frederick Lamster, 58, has served as Executive Vice President, Human Resources since March 2010. Before that he served as Senior Vice President and Chief Human Resources Officer for Southpole, Inc. from February 2008 to March 2010 and as Senior Vice President, Human Resources for Aeropostale, Inc. from August 2005 to August 2007.

Eric M. Specter, 54, has served as Executive Vice President and Chief Financial Officer since January 1997, and he has been employed by us since 1983.

Colin D. Stern, 63, has served as Executive Vice President and General Counsel since 1990, and he has been employed by us since 1989. He has also served as Secretary since February 1998.

Brian P. Woolf, 62, has served as Group President - Lane Bryant, Lane Bryant Outlet, and Cacique since March 2011 and as President - Lane Bryant from July 2008 to March 2011. Before that he served as Chairman of the Board and Chief Executive Officer for Caché, a women's specialty retailer, from October 2000 to January 2008.

MaryEllen MacDowell, 61, has served as President - Fashion Bug since June 2010 and as President - Charming Outlets from January 2009 to June 2010. Before that she served as Senior Vice President and General Merchandise Manager of Apparel, Accessories, and Product Development for Lane Bryant from February 2007 to January 2009 and as Vice President and Divisional Merchandise Manager for Plus Sportswear, Dresses, and Swimwear for Fashion Bug from December 2002 to February 2007.

Carol L. Williams, 63, has served as President - Catherines since October 2008. Before that she served as a consultant for Global Concepts from March 2006 to October 2008 and as President for May Department Stores International from November 2002 to March 2006.

John Lee, 44, has served as Vice President - Chief Accounting Officer since June 2010 and as Vice President - Corporate Accounting from October 2001 to June 2010.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) and on the Chicago Stock Exchange (“CHX”) under the symbol “CHRS.” The following table sets forth the high and low sale prices for our common stock during the indicated periods, as reported by NASDAQ:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
1st Quarter	$4.93	$2.88	$6.91	$4.94
2nd Quarter	4.63	3.57	6.14	3.27
3rd Quarter	4.20	2.29	4.60	2.84
4th Quarter	5.15	3.23	3.96	3.02

The approximate number of holders of record of our common stock as of March 14, 2012 was 1,475. This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any dividends since 1995, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The payment of future dividends is within the discretion of our Board of Directors and will depend upon our future earnings, if any, our capital requirements, our financial condition, and other relevant factors. Our revolving credit facility allows the payment of dividends on our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for six months preceding the payment of such dividends, as of the date of payment of such dividends, and on a projected pro forma basis for the 12 consecutive fiscal months thereafter. (See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; FINANCIAL CONDITION; Financing; Revolving Credit Facility” and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 5. LONG-TERM DEBT” below).

Information regarding our equity compensation plans appears in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

On November 8, 2007 we publicly announced that our Board of Directors granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000. Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow. During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program. We have not repurchased any shares of our common stock under this program since Fiscal 2008. As of January 28, 2012, $197,365,000 was available for future repurchases under this program. This repurchase program has no expiration date.

The following graph shows a five-year comparison of cumulative total returns on our common stock, the Russell 2000 Composite Index, and the Dow Jones U.S. Retailers - Apparel Index:

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Charming Shoppes, Inc., The Russell 2000 Index
And The Dow Jones U.S. Retailers - Apparel Index

$120
$100
$80
$60
$40
$20
$0
2/3/07
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
Charming Shoppes, Inc.
Russell 2000
Dow Jones U.S. Retailers - Apparel

*Assumes $100 invested on February 3, 2007 in Charming Shoppes, Inc. common stock, the Russell 2000 Index, or the Dow Jones U.S. Retailers - Apparel Index, including reinvestment of dividends.

The above chart was plotted using the following data:

	02/03/07	02/02/08	01/31/09	01/30/10	01/29/11	01/28/12
Charming Shoppes, Inc.	$100	$52	$8	$44	$23	$37
Russell 2000 Composite Index	100	91	56	78	101	106
Dow Jones U.S. Retailers – Apparel Index	100	79	42	79	98	116

Item 6.  Selected Financial Data

The tables on the following two pages present selected financial data taken from our audited financial statements for our five fiscal years ended as of February 2, 2008 through January 28, 2012 and should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data” below.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
FIVE-YEAR COMPARATIVE SUMMARY

	Year Ended
(In thousands, except per share amounts and percents)	January 28, 2012		January 29, 2011		January 30, 2010		January 31, 2009		February 2, 2008
Operating Statement Data:
Net sales	$1,992,371		$2,061,819		$2,064,602		$2,474,898		$2,722,462
Cost of goods sold	993,237		1,046,824		1,040,985		1,327,387		1,420,159
Gross profit	999,134		1,014,995		1,023,617		1,147,511		1,302,303
Occupancy and buying expenses	340,198		365,691		390,225		427,841		441,580
Selling, general, and administrative expenses	577,520		599,130		582,941		690,095		717,393
Depreciation and amortization	56,681		68,339		76,302		93,741		94,470
Sale of proprietary credit card receivables programs(1)	—		—		14,237		—		—
Impairment of store assets, goodwill, and trademarks	—		17,054	(2)	15,741	(2)	81,498	(3)	27,197	(3)
Gain from sale of office premises	(5,185)		—		—		—		—
Restructuring and other charges	11,238	(4)	8,776	(5)	31,719	(6)	33,145	(7)	5,332	(8)
Total operating expenses	980,452		1,058,990		1,111,165		1,326,320		1,285,972
Income/(loss) from operations	18,682		(43,995)		(87,548)		(178,809)		16,331
Other income	431		1,119		834		4,430		8,793
Gain on repurchases of 1.125% Senior Convertible Notes	—		1,907		13,979		—		—
Interest expense	(14,087)		(15,887)		(18,799)		(19,460)		(18,049)
Income/(loss) from continuing operations before income taxes and extraordinary item	5,026		(56,856)		(91,534)		(193,839)		7,075
Income tax (benefit)/provision	7,043		(2,874)		(13,572)		(13,488)		11,238
Loss from continuing operations before extraordinary item	(2,017)		(53,982)		(77,962)		(180,351)		(4,163)
Loss from discontinued operations, net of Income taxes(9)			—		—		(74,922)		(85,039)
Extraordinary item, net of income taxes	—		—		—		—		912
Net loss	$(2,017)		$(53,982)		$(77,962)		$(255,273)		$(88,290)
Basic loss per share:
Continuing operations before extraordinary item	$(0.02)		$(0.47)		$(0.67)		$(1.57)		$(0.03)
Discontinued operations, net of income taxes	—		—		—		(0.65)		(0.70)
Extraordinary item, net of income taxes	—		—		—		—		0.01
Net loss(10)	$(0.02)		$(0.47)		$(0.67)		$(2.23)		$(0.73)
Basic weighted average common shares outstanding	116,691		115,829		115,626		114,690		121,160
Diluted loss per share:
Continuing operations before extraordinary item	$(0.02)		$(0.47)		$(0.67)		$(1.57)		$(0.03)
Discontinued operations, net of income taxes	—		—		—		(0.65)		(0.70)
Extraordinary item, net of income taxes	—		—		—		—		0.01
Net loss(10)	$(0.02)		$(0.47)		$(0.67)		$(2.23)		$(0.73)
Diluted weighted average common shares and equivalents outstanding	116,691		115,829		115,626		114,690		121,160

Performance Data(11):
Net return on average stockholders’ equity	(0.5)%		(12.3)%		(15.6)%		(26.7)%		(0.5)%
Net return on average total assets	(0.2)		(5.0)		(6.4)		(13.0)		(0.3)
Adjusted EBITDA(12)	$81,416		$50,174		$50,451		$29,575		$143,330

(Table continued on next page)

(1)	See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 9. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below.

(2)	See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 10. IMPAIRMENT OF STORE ASSETS” below.

(3)
Fiscal 2008 includes $43,230 impairment charge related to CATHERINES goodwill, $36,792 impairment charge related to 272 under-performing stores, and $1,476 impairment charge related to certain acquired trademarks and tradenames. Fiscal 2007 includes $18,172 impairment charge related to FIGI'S goodwill and $9,025 impairment charge related to 136 under-performing stores.

(4)	See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 11. RESTRUCTURING AND OTHER CHARGES” below.

(5)
Includes $3,210 impairment charge related to closing of 30 CATHERINES stores in outlet locations; $3,058 of severance and retention costs (including $2,898 related to departure of former CEO); $2,194 of lease termination charges related to the closing of under-performing stores; and other net restructuring charges of $314.

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

(9)
We sold our Crosstown Traders non-core misses apparel catalog titles during Fiscal 2008 and reported their results as discontinued operations. The loss for Fiscal 2008 includes a $28,186 loss from discontinued operations and a $46,736 loss on disposition. The loss for Fiscal 2007 includes impairment charges of $75,740 (net of a tax benefit of $4,307) related to Crosstown Traders goodwill and trademarks and a loss from discontinued operations of $9,299 (net of a tax benefit of $5,934).

(10)	Results may not add due to rounding.

(11)	Based on net income/(loss) from continuing operations.

(12)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below for a further discussion of EBITDA and Adjusted EBITDA, including a reconciliation of net loss to EBITDA and Adjusted EBITDA for Fiscal 2011, Fiscal 2010, and Fiscal 2009. A reconciliation of loss from continuing operations before extraordinary item to EBITDA and Adjusted EBITDA for Fiscal 2008 and Fiscal 2007 is as follows:

	Year Ended
(In thousands)	January 31, 2009	February 2, 2008
Loss from continuing operations before extraordinary item	$(180,351)	$(4,163)
Income tax (benefit)/provision	(13,488)	11,238
Net interest expense and other income	15,030	9,256
Depreciation and amortization	93,741	94,470
EBITDA	(85,068)	110,801
Restructuring and other charges	33,145	5,332
Impairment of store assets, goodwill, and trademarks	81,498	27,197
Adjusted EBITDA	$29,575	$143,330

	As Of
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008(1)
Balance Sheet Data:
Total assets	$1,017,926	$1,022,658	$1,157,489	$1,277,141	$1,611,013
Current portion – long-term debt	4,682	11,449	6,265	6,746	8,827
Long-term debt	133,639	128,350	171,558	232,722	222,224
Working capital	297,340	276,576	331,427	382,024	495,096
Stockholders’ equity	416,946	414,420	464,934	536,855	812,495

(1)	Includes discontinued operations (see footnote (9) to the table above).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" below.  As used in this management’s discussion and analysis, the terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

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

Our estimation of markdown reserves involves certain management judgments and estimates that can significantly affect the ending inventory valuation at cost, as well as the resulting gross margins.  The markdown reserve will fluctuate depending on the level of seasonal merchandise on-hand, the level of promotional activity, and management’s estimate of our ability to liquidate such promotional inventory above its current promotional price in the future.  Our failure to properly estimate markdowns currently could result in an overstatement or understatement of inventory cost under the lower of cost or market principle.  Our total reserves for these types of markdowns were $16.4 million as of January 28, 2012 and $19.5 million as of January 29, 2011.  Historically, we have not had significant variances between our estimates of these markdown reserves and the actual markdown experience for which these reserves were established.

We perform physical inventory observations at least once annually at each of our stores.  For stores with higher-than-average inventory loss rates, we may perform physical inventory observations more frequently.  Actual inventory losses are recorded in our financial statements at the time these physical inventory observations are performed.  During the periods between our physical inventory observations and our period-end reporting dates, we record a reserve for estimated inventory losses (shrinkage).  Our estimates for shrinkage are based on actual inventory losses identified from the results of physical inventory counts at our stores and distribution centers.  Historically, our physical inventory losses have averaged between 1% and 2% of our net sales.  Our reserves for estimated inventory shrinkage were $2.0 million as of January 28, 2012 and $1.8 million as of January 29, 2011.

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

For purposes of our annual impairment test of our goodwill performed as of January 28, 2012 we used a discount rate of 11.4%.  Our estimates of future cash flows are based on our current budgets and are reflective of our current expectations as to sales growth rates and profitability.  We believe that our estimates are appropriate under the circumstances.  If actual results differ materially from our estimates, we may be required to recognize additional goodwill impairments.  Given the significant excess of fair value over the book value of our reporting unit as reflected in our impairment analysis we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

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

For purposes of our annual impairment test of our trademarks performed as of January 28, 2012 we used a discount rate of 11.4% and a royalty rate in the range of 4% –5%.  Our estimates of future revenues associated with our trademarks are based on our current budgets and are reflective of our current expectations as to sales growth rates.  We believe that our estimates are appropriate under these circumstances.  Given the significant excess of fair value over the book value of our trademarks as reflected in our impairment analyses we have determined, based on the performance of various sensitivity analyses, that our conclusion would not be affected by other outcomes that are reasonably likely to occur.

Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests.

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; “NOTE 10.  IMPAIRMENT OF STORE ASSETS” below for information regarding impairment losses recognized during Fiscal 2010 and Fiscal 2009.

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

Stock-Based Compensation

We recognize the fair value of stock-based payments as compensation expense in our financial statements.  Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units ("RSUs"). We use the Black-Scholes valuation model to estimate the fair value of SARs.  We recognize the related expense for stock-based compensation on a straight-line basis over the service period of the underlying awards except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  Our initial estimates of compensation cost are based on the number of awards for which we expect the requisite service period to be completed.  These initial estimates are revised if subsequent information indicates that the number of awards expected to vest differs from our initial estimates.  We recognize the cumulative effect of such a change in estimated compensation expense in the period of the change.

The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the award, and a relevant risk-free interest rate.  Periodic amortization of compensation expense requires estimates as to the number of awards expected to be forfeited prior to completion of the requisite service period.  The use of different option-pricing models and different estimates or assumptions could result in different estimates of compensation expense.

See “Item 8.  Financial Statements and Supplementary Data; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” and “NOTE 7.  STOCK-BASED COMPENSATION PLANS” below for further information on our stock-based compensation expense.

Insurance Liabilities

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile, and general liability claims.  Our insurance liabilities are a component of “accrued expenses” on our consolidated balance sheet, and represent our estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.  In estimating our self-insurance liabilities we use estimates of expected losses, which are based on analyses of historical data.  Loss estimates are adjusted based upon actual claim settlements and reported claims.  Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance liabilities could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions usedbn .  We evaluate the adequacy of these liabilities on a regular basis, modifying our assumptions as necessary, updating our records of historical experience, and adjusting our liabilities as appropriate.

Operating Leases

We lease all of our store properties as well as certain of our other facilities.  A majority of our store leases contain lease options that we can unilaterally exercise.  The lease term we use for such operating leases includes lease option renewal periods only in instances in which the failure to exercise such options would result in an economic penalty for us and exercise of the renewal option is therefore reasonably assured at the lease inception date.  Store leasehold improvement assets are depreciated over the shorter of their useful life or the lease term.

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

See “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 5. LONG-TERM DEBT” below for further information regarding our 1.125% Notes and related call options and warrants.

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

RECENT DEVELOPMENTS

In December 2011 we announced that we are undertaking a comprehensive strategic and financial review of our operations to determine how best to enhance shareholder value. This review is continuing. As part of these efforts, we announced plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT brand. This review is expected to focus on optimizing the use of our strong cash position to drive the potential of the LANE BRYANT brand, as well as evaluating other alternatives to further enhance shareholder value. The results of operations of our FASHION BUG business are not reported as discontinued operations as the requirements for treating the business as held-for-sale were not met as of January 28, 2012. During the Fiscal 2011 Fourth Quarter we also announced our plans for realignment of our distribution center operations and transformational initiatives for our information technology and distribution infrastructure.

Our Board of Directors and management are exploring a full range of strategic alternatives for the Company, and have engaged Barclays Capital as a financial advisor to assist in the process. We cannot assure that this process will result in any specific course of action beyond the planned divestiture of FASHION BUG. Further, there can be no assurance that this review will result in any specific course of action or that the planned divestiture of FASHION BUG will occur. A time frame for the divestiture of FASHION BUG or the completion of the strategic review has not yet been determined. Additional discussion of our management initiatives is included in "OVERVIEW; Management Initiatives" below.

OVERVIEW

This overview of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents a summary of more detailed information contained elsewhere in this Report on Form 10-K.  The intent of this overview is to put this detailed information into perspective and to introduce the discussion and analysis contained in this MD&A.  Accordingly, this overview should be read in conjunction with the remainder of this MD&A and with the financial statements and other detailed information included in this Report on Form 10-K and should not be separately relied upon.

Results of Operations

Our Fiscal 2011 Fourth Quarter operating results reflect continuing progress on our efforts to reduce operating expenses. Consolidated Adjusted EBITDA for the Fiscal 2011 Fourth Quarter increased by $2.0 million to $12.7 million as compared to the prior-year period (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below for a reconciliation of EBITDA and Adjusted EBITDA measurements, which are not defined under Generally Accepted Accounting Principles ("GAAP"), to net loss, which is defined under GAAP).  This increase was driven primarily by decreases in operating expenses as a result of the closing of under-performing stores, partially offset by a reduction in net sales and gross profit from the closing of under-performing stores and the impact on gross profit of increased promotional activity in the Fiscal 2011 Fourth Quarter. The $2.0 million increase in EBITDA was below our expectations as we were unable to hold higher retail prices that were needed to offset higher product costs at our LANE BRYANT brand, resulting in increased promotional activity at LANE BRYANT to drive traffic and sell-through seasonal merchandise. However, we were able to absorb the impact of the promotional environment through the decreases in operating expenses.

The decrease in consolidated net sales for the Fiscal 2011 Fourth Quarter reflected the impact of 207 net store closings during the preceding 12-month period in connection with our store closing programs, partially offset by a 17% increase in e-commerce net sales as compared to the Fiscal 2010 Fourth Quarter and an increase of 1% in consolidated comparable store sales.   The inclusion of e-commerce sales with the bricks and mortar comparable store sales would have resulted in a comparable sales increase of 3% for the Fiscal 2011 Fourth Quarter. Our December holiday seasonal fashion inventory assortments were generally well received by our customers, resulting in improved average unit retails, average dollar sales, and conversion rates during the Fiscal 2011 Fourth Quarter as compared to the prior-year period. However, Fiscal 2011 Fourth Quarter sales were negatively impacted by planned reductions in levels of clearance inventory as compared to the prior-year period as we continued to execute against our plan for tightly controlled inventories to drive higher gross margins.

Consolidated gross margin decreased for the Fiscal 2011 Fourth Quarter as compared to the Fiscal 2010 Fourth Quarter. Gross margin at our FASHION BUG and CATHERINES brands increased as a result of reduced promotional activity in the current-year period as compared to the prior-year period, particularly at FASHION BUG, as well as improved seasonal assortments and more disciplined inventory management. However, these increases were offset by the increased promotional activity at our LANE BRYANT brand. The decline in gross profit was primarily driven by the net closure of 207 stores over the preceding 12 months in connection with our store closing program. We continue to seek the proper balance of full-price, promotional, and clearance inventories. Early customer response to our Spring merchandise offerings was strong at the end of the Fiscal 2011 Fourth Quarter and we are confident in our merchandising assortments and operating strategies for the Spring season. However, we expect that the promotional environment that we experienced during the Fiscal 2011 Fourth Quarter will continue to a lesser extent into the Fiscal 2012 First Quarter as we cycle through our higher-priced product.

Our operating expenses (excluding current year restructuring and other charges of $6.4 million and prior year restructuring charges of $4.0 million and impairment charges of $17.1 million) decreased by $18.5 million for the Fiscal 2011 Fourth Quarter, driven primarily by the impact of 207 net store closures and expense reductions across all of our brands.  Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales as compared to the prior-year period, primarily related to lower rent expense as a result of the operation of fewer stores and the result of lease negotiations.  Selling, general, and administrative expenses decreased in dollar amount as compared to the prior-year period, primarily as a result of a combination of lower store payroll attributable to operating fewer stores and lower advertising expenses, but decreased only slightly as a percentage of net sales, primarily as a result of the lack of leverage from a small increase in consolidated comparable store sales.

Depreciation and amortization expenses decreased by $4.0 million for the Fiscal 2011 Fourth Quarter as compared to the prior-year period primarily as a result of the operation of fewer stores and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Restructuring and other charges for the Fiscal 2011 Fourth Quarter were primarily for professional fees and retention costs related to our announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic and financial review (see "RECENT DEVELOPMENTS" above), and for net lease termination costs in connection with our under-performing store closing programs.  Fiscal 2010 Fourth Quarter charges were primarily for non-cash charges for the impairment of long-term assets related to the closing of 30 CATHERINES stores in outlet locations, as well as lease termination costs for the closing of under-performing stores.

As discussed in prior quarters of Fiscal 2011, our product pricing was affected by inflation in cotton costs that mostly impacted our Fall and December holiday seasons.  Our Fiscal 2011 Fourth Quarter average unit retail selling price increased approximately 9%, which did not completely cover the increased product cost. At each of our brands we had been planning reduced levels of inventory and a shift from year-round merchandise to a higher level of seasonal, faster-turning styles, while being conservative in our expectations of our customers' willingness to pay higher prices. However, higher initial price points at the beginning of the Fiscal 2011 Fourth Quarter in response to the increase in cotton prices largely were not acceptable to our customers, which resulted in decreased traffic and increased promotional activity at LANE BRYANT at the end of the quarter in order to drive traffic and sell-through seasonal merchandise.

Although we are pleased with our progress on our initiatives to drive sustainable productivity and profitability, our results remain below our expectations. We will continue our efforts to achieve better results through the execution of core fundamentals, including fashionable, trend-right assortments coupled with disciplined inventory management, gross margin expansion, and additional decreases in operating expenses, along with our longer-term initiatives discussed in "Management Initiatives" below.

Financial Position and Liquidity

We ended Fiscal 2011 with $168.6 million of cash as compared to $117.5 million as of the end of Fiscal 2010 and ended Fiscal 2011 with a net cash position as compared to a net debt position as of the end of Fiscal 2010.  Our cash position increased primarily as a result of improved operating results during Fiscal 2011, more disciplined inventory management, improved sell-through of our seasonal merchandise, and proceeds of $7.5 million from the sale of our Hong Kong office premises. Our inventory management efforts resulted in an 8% decrease in inventory at cost on a comparable store basis at the end of Fiscal 2011 as compared to the end of the prior-year period.

As we continue to rationalize our store base, we expect to close approximately 90-105 unprofitable stores during Fiscal 2012. The majority of these stores have natural lease expirations in 2012. Lease termination costs for Fiscal 2012 are projected to be approximately $4 million. During Fiscal 2011,we closed 214 stores, including 124 FASHION BUG stores.

On July 14, 2011 we entered into an amended and restated loan and security agreement for a $200 million senior secured revolving credit facility, which replaced our $225 million senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  See “FINANCING; Revolving Credit Facility” below for further discussion of the amended agreement.  We ended Fiscal 2011 with no borrowings against the revolving credit facility and a total liquidity position of $305.3 million ($168.6 million of cash plus $136.7 million of available borrowing capacity under our revolving credit facility).

Management Initiatives

As previously announced, we are currently engaged in a number of initiatives that we believe will improve our business and enhance shareholder value (see "RECENT DEVELOPMENTS" above). The first substantive step is the divestiture of our FASHION BUG business. Although we have made progress in improving FASHION BUG's profitability, we believe that it does not fit within our future strategic plan. Concurrent with this process, we are assessing the appropriate expense structure that incorporates the planned divestiture of FASHION BUG.

We believe that our financial and operational resources are better spent on focusing on our more profitable LANE BRYANT brand. We expect to invest in and focus on that business, using its strong consumer franchise and leading market position to drive our sales and profits. We expect to achieve our vision for the LANE BRYANT brand as the premier brand for women's fashion plus apparel through a number of initiatives, including:

•	offering fashionable, on-trend, lifestyle merchandise collections;

•	enhanced CACIQUE intimate apparel brand awareness and merchandise offerings;

•	expansion to approximately 900 stores over the next few years, resulting in approximately 750 full-line LANE BRYANT stores and 150 LANE BRYANT OUTLET locations; and

•	innovative digital sales initiatives like our recently launched Fashion Genius™ online outfitting technology.

Our plans for the next few years include approximately 125 new locations and 125 relocations from malls into power-strip and lifestyle centers with stronger operating metrics, while closing approximately 50 stores through natural lease expirations. Our current mix of LANE BRYANT stores in strip centers to malls is approximately 55% to 45%, and we plan to improve this mix to approximately 80% to 20% over the next few years. We believe that operating LANE BRYANT stores in power-strip and lifestyle centers will support increased profitability, with projected increases in sales and decreases in occupancy expenses as compared to malls.

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

We are also executing on initiatives to simplify and continuously improve our business processes. These initiatives include investments in the transformation of our information technology and distribution infrastructure, which will support both our planned growth for LANE BRYANT and more efficient processes for our current business. During Fiscal 2012, in addition to investments in store growth at LANE BRYANT we plan to invest approximately $30 million for a complete upgrade of distribution center equipment; store technology, including point-of-sale hardware, software, and data networks; the installation of a core merchandising platform, including enhanced planning and inventory capabilities; a new warehouse management system; and new purchasing and financial software.

Over the next few years, we expect our investments in the growth of LANE BRYANT to increase sales and reduce costs, driving incremental EBITDA of $35 million. We expect the transformation of our information technology and distribution infrastructure to result in cost reductions of approximately $25-$30 million when fully realized in 2014.

RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA

We define EBITDA as net income/(loss) before (i) income taxes; (ii) net interest expense/other income; and (iii) depreciation and amortization, except for amortization of stock-based compensation, which is a component of selling, general, and administrative expenses.  We define Adjusted EBITDA as EBITDA before certain items, such as (i) gain on repurchases of 1.125% Senior Convertible Notes; (ii) restructuring and other charges; (iii) impairment of store assets, goodwill, and trademarks; (iv) gain from sale of office premises; and (v) sale of proprietary credit card receivables programs.  EBITDA and Adjusted EBITDA are not defined under Generally Accepted Accounting Principles (“GAAP”) and our computation may not be comparable to similar measures reported by other companies.

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

The tables on the following five pages show details of our consolidated net sales and a reconciliation of our income/(loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Year Ended January 28, 2012
Net sales	$991.8	$581.6	$297.7	$1,871.1

Net loss	80.8	16.3	13.3	110.4
Income tax provision	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	30.0	7.4	5.7	43.1
EBITDA	110.8	23.7	19.0	153.5
Gain from sale of office premises	—	—	—	—
Restructuring and other credits	—	—	—	—
Adjusted EBITDA	$110.8	$23.7	$19.0	$153.5
Adjusted EBITDA as a % of net sales	11.2%	4.1%	6.4%	8.2%

(1)	Includes LANE BRYANT OUTLET® stores, with net sales of $124.1 and Adjusted EBITDA of $17.0.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Year Ended January 28, 2012
Net sales	$121.3	$—		$1,992.4

Net loss	6.2	(118.6)		(2.0)
Income tax provision	—	7.0		7.0
Net interest expense and other income	—	13.7		13.7
Depreciation and amortization	1.1	12.5		56.7
EBITDA	7.3	(85.4)		75.4
Gain from sale of office premises	—	(5.2)		(5.2)
Restructuring and other credits	—	11.2		11.2
Adjusted EBITDA	$7.3	$(79.4)		$81.4
Adjusted EBITDA as a % of net sales	6.0%	—	(3)	4.1%

(2)	Primarily FIGI’S catalog business.

(3)	Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Year Ended January 29, 2011
Net sales	$977.9	$668.7	$300.0	$1,946.6

Net loss	60.0	(7.1)	0.7	53.6
Income tax benefit	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	34.7	11.4	8.4	54.5
EBITDA	94.7	4.3	9.1	108.1
Gain on repurchases of 1.125% Senior Convertible Notes	—	—	—	—
Restructuring and other charges	—	—	—	—
Impairment of store assets	—	—	—	—
Adjusted EBITDA	$94.7	$4.3	$9.1	$108.1
Adjusted EBITDA as a % of net sales	9.7%	0.6%	3.0%	5.6%

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $115.9 and Adjusted EBITDA of $15.2.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Year Ended January 29, 2011
Net sales	$115.2	$—		$2,061.8

Net loss	8.9	(116.5)		(54.0)
Income tax benefit	—	(2.9)		(2.9)
Net interest expense and other income	—	14.8		14.8
Depreciation and amortization	1.1	12.7		68.3
EBITDA	10.0	(91.9)		26.2
Gain on repurchases of 1.125% Senior Convertible Notes	—	(1.9)		(1.9)
Restructuring and other charges	—	8.8		8.8
Impairment of store assets	—	17.1		17.1
Adjusted EBITDA	$10.0	$(67.9)		$50.2
Adjusted EBITDA as a % of net sales	8.7%	—	(3)	2.4%

(2)	Primarily FIGI’S catalog business.

(3)	Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Other Retail Stores(2)	Total Retail Stores
Year Ended January 30, 2010
Net sales	$945.9	$692.1	$292.9	$16.7	$1,947.6

Net loss	61.5	(7.3)	11.6	(0.5)	65.3
Income tax benefit	—	—	—	—	—
Net interest expense and other income	—	—	—	—	—
Depreciation and amortization	36.5	15.2	7.9	0.1	59.7
EBITDA	98.0	7.9	19.5	(0.4)	125.0
Gain on repurchases of 1.125% Senior Convertible Notes	—	—	—	—	—
Restructuring and other charges	—	—	—	—	—
Impairment of store assets	—	—	—	—	—
Sale of proprietary credit card receivables programs	—	—	—	—	—
Adjusted EBITDA	$98.0	$7.9	$19.5	$(0.4)	$125.0
Adjusted EBITDA as a % of net sales	10.4%	1.1%	6.7%	(2.4)%	6.4%

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $116.2 and Adjusted EBITDA of $18.3.

(2)	Includes PETITE SOPHISTICATE OUTLET stores, which began operations in September 2006 and were closed in the Fiscal 2009 Fourth Quarter.

(In millions)	Direct-to- Consumer(3)	Corporate And Other		Consolidated
Year Ended January 30, 2010
Net sales	$116.6	$0.4	(4)	$2,064.6

Net loss	2.6	(145.9)		(78.0)
Income tax benefit	—	(13.5)		(13.5)
Net interest expense and other income	—	18.0		18.0
Depreciation and amortization	1.3	15.3		76.3
EBITDA	3.9	(126.1)		2.8
Gain on repurchases of 1.125% Senior Convertible Notes	—	(14.0)		(14.0)
Restructuring and other charges	—	31.7		31.7
Impairment of store assets	—	15.8		15.8
Sale of proprietary credit card receivables programs	—	14.2		14.2
Adjusted EBITDA	$3.9	$(78.4)		$50.5
Adjusted EBITDA as a % of net sales	3.3%	—	(5)	2.4%

(3)
Includes FIGI’S, with net sales of $105.3 and Adjusted EBITDA of $8.7. Also includes net sales of $11.3 and Adjusted EBITDA of $(4.8) related primarily to our LANE BRYANT WOMAN catalog business that we shut down in the Fiscal 2009 Second Quarter.

(4)	Revenues related to our figure® magazine, which was discontinued in the Fiscal 2009 First Quarter.

(5)	Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirteen Weeks Ended January 28, 2012
Net sales	$256.1	$143.5	$70.4	$470.0

Net loss	2.8	(1.3)	(0.2)	1.3
Income tax provision	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	7.6	1.8	1.3	10.7
EBITDA	10.4	0.5	1.1	12.0
Restructuring and other charges	—	—	—	—
Adjusted EBITDA	$10.4	$0.5	$1.1	$12.0
Adjusted EBITDA as a % of net sales	4.1%	0.3%	1.6%	2.6%

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $30.2 and Adjusted EBITDA of $1.8.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Thirteen Weeks Ended January 28, 2012
Net sales	$89.1	$—		$559.1

Net loss	15.3	(29.8)		(13.2)
Income tax provision	—	2.2		2.2
Net interest expense and other income	—	3.1		3.1
Depreciation and amortization	0.3	3.2		14.2
EBITDA	15.6	(21.3)		6.3
Restructuring and other charges	—	6.4		6.4
Adjusted EBITDA	$15.6	$(14.9)		$12.7
Adjusted EBITDA as a % of net sales	17.5%	—	(3)	2.3%

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

Net Sales and Reconciliation of Net Income/(Loss) to EBITDA and Adjusted EBITDA
(Continued)

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirteen Weeks Ended January 29, 2011
Net sales	$255.1	$163.6	$69.7	$488.4

Net loss	10.6	(10.7)	(3.6)	(3.7)
Income tax benefit	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	8.9	3.1	2.5	14.5
EBITDA	19.5	(7.6)	(1.1)	10.8
Restructuring and other charges	—	—	—	—
Impairment of store assets	—	—	—	—
Adjusted EBITDA	$19.5	$(7.6)	$(1.1)	$10.8
Adjusted EBITDA as a % of net sales	7.6%	(4.6)%	(1.6)%	2.2%

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $28.9 and Adjusted EBITDA of $1.8.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Thirteen Weeks Ended January 29, 2011
Net sales	$87.4	$—		$575.8

Net loss	16.7	(43.4)		(30.4)
Income tax benefit	—	(1.6)		(1.6)
Net interest expense and other income	—	3.4		3.4
Depreciation and amortization	0.3	3.4		18.2
EBITDA	17.0	(38.2)		(10.4)
Restructuring and other charges	—	4.0		4.0
Impairment of store assets	—	17.1		17.1
Adjusted EBITDA	$17.0	$(17.1)		$10.7
Adjusted EBITDA as a % of net sales	19.5%	—	(3)	1.9%

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

The following table shows information related to changes in our Retail Stores segment net sales:

	Year Ended		Year Ended
	January 28, 2012		January 29, 2011
	Fiscal Year	Fourth Quarter	Fiscal Year	Fourth Quarter
Increase/(decrease) in comparable store sales(1) :
Consolidated Retail Stores:
Consolidated Retail Stores	—%	1%	3%	9%
Consolidated Retail Stores e-commerce	16	17	38	41
Total Consolidated Retail Stores	1	3	5	11
LANE BRYANT:(2)
Retail Stores	3	2	3	11
Retail Stores e-commerce	16	16	40	46
Total LANE BRYANT	4	4	6	14
FASHION BUG
Retail Stores	(4)	(2)	4	10
Retail Stores e-commerce	9	15	32	23
Total FASHION BUG	(4)	(1)	5	10
CATHERINES
Retail Stores	2	5	(2)	2
Retail Stores e-commerce	26	29	38	43
Total CATHERINES	3	7	—	4

Sales from new stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	1	1	1	1
FASHION BUG	—	—	—	—
CATHERINES(3)	—	—	—	—

Prior-period sales from closed stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	(2)	(2)	(1)	(1)
FASHION BUG	(3)	(3)	(2)	(2)
CATHERINES	(1)	(1)	—	—
Other retail stores(4)	—	—	(1)	(1)

Increase/(decrease) in Retail Stores segment net sales	(4)	(4)	—	7

(1)
“Comparable store sales” is not a measure that has been defined under generally accepted accounting principles. The method of calculating comparable store sales varies across the retail industry and, therefore, our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. Sales from new stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year. Direct-to-Consumer segment catalog and internet sales are excluded from the calculation of comparable store sales.

(2)	Includes LANE BRYANT OUTLET stores.

(3)	Includes CATHERINES stores in outlet locations, which were converted from PETITE SOPHISTICATE OUTLET stores during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

(4)	Includes PETITE SOPHISTICATE OUTLET stores, which were closed or converted to CATHERINES stores in outlet locations during the Fiscal 2009 Fourth Quarter and Fiscal 2010 First Quarter.

Retail Store Activity

The following table sets forth information with respect to retail store activity for Fiscal 2011 and planned activity for Fiscal 2012:

	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total
Fiscal 2011
Stores at January 29, 2011	846	743	475	2,064
Stores opened	6	1	—	7
Stores closed(2)	(50)	(124)	(40)	(214)
Net change in stores	(44)	(123)	(40)	(207)
Stores at January 28, 2012	802	620	435	1,857

Stores relocated during period	9	—	—	9

Fiscal 2012
Planned store openings	20	—	—	20
Planned store closings(3)	20-25	35-40	35-40	90-105
Planned store relocations	20-25	—	—	20-25

(1)	Includes LANE BRYANT OUTLET stores.

(2)	Primarily includes stores closed as part of our previously announced store closing initiatives.

(3)
Includes approximately 15 under-performing CATHERINES stores in outlet locations to be closed as part of our previously announced store closing initiatives (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. RESTRUCTURING AND OTHER CHARGES” below). See also "RECENT DEVELOPMENTS" and "OVERVIEW" above for a discussion of our planned divestiture of FASHION BUG. The effect of such a divestiture has not been included in this table.

Comparison of Fiscal 2011 to Fiscal 2010

Net Sales

	Year Ended		Year Ended		Change From Prior Period
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Dollars	Percent
LANE BRYANT(1)	$991.8	49.8%	$977.9	47.4%	$13.9	1.4%
FASHION BUG	581.6	29.2	668.7	32.4	(87.1)	(13.0)
CATHERINES	297.7	14.9	300.0	14.6	(2.3)	(0.8)
Total Retail Stores	1,871.1	93.9	1,946.6	94.4	(75.5)	(3.9)
Direct-to-Consumer	121.3	6.1	115.2	5.6	6.1	5.3
Consolidated net sales	$1,992.4	100.0%	$2,061.8	100.0%	$(69.4)	(3.4)%

(1)	Includes LANE BRYANT OUTLET stores.

Total Retail Stores segment consolidated net sales decreased primarily as a result of the impact of 207 net store closings during the preceding 12-month period, which was partially offset by a 16% increase in store-related e-commerce net sales for Fiscal 2011 as compared to Fiscal 2010.  Consolidated comparable store sales were flat for Fiscal 2011 as a result of a decrease in comparable store sales at our FASHION BUG brand. The inclusion of e-commerce sales with the bricks and mortar comparable store sales would have resulted in a comparable sales increase of 1% for Fiscal 2011.

LANE BRYANT sales increased as compared to the prior-year period primarily as a result of a 3% increase in comparable store sales and a 16% increase in store-related e-commerce net sales, which were substantially offset by the impact of 44 net store closings during the preceding 12-month period.  The inclusion of LANE BRYANT e-commerce sales with the LANE BRYANT bricks and mortar comparable store sales would have resulted in a comparable sales increase of 4% for Fiscal 2011. Improvements in average dollar sale, units per transaction, and conversion rate were partially offset by declines in traffic levels as compared to the prior-year period.

FASHION BUG sales decreased as compared to the prior-year period primarily as a result of the impact of 123 net store closings during the preceding 12-month period and a 4% decrease in comparable store sales, partially offset by a 9% increase in store-related e-commerce net sales.  The decrease in comparable store sales was partially attributable to higher levels of promotional sales in the prior-year period to sell-through seasonal merchandise.  The inclusion of FASHION BUG e-commerce sales with the FASHION BUG bricks and mortar comparable store sales would have resulted in a comparable sales decrease of 4% for Fiscal 2011. A decrease in traffic levels as compared to the prior-year period was partially offset by improvements in average dollar sale and conversion rate.

CATHERINES sales decreased as compared to the prior-year period primarily as a result of the impact of 40 net store closings during the preceding 12-month period (including 15 under-performing CATHERINES stores in outlet locations closed as part of our store closing initiative), partially offset by a 26% increase in store-related e-commerce net sales and a 2% increase in comparable store sales.  The inclusion of CATHERINES e-commerce sales with the CATHERINES bricks and mortar comparable store sales would have resulted in a comparable sales increase of 3% for Fiscal 2011.  Improvements in average dollar sale and units per transaction were more than offset by a decrease in traffic levels as compared to the prior-year period.

Retail Stores segment e-commerce net sales for Fiscal 2011 represented 8% of Retail Stores segment net sales as compared to 7% of Retail Stores segment net sales for the prior-year period.    The improvement in e-commerce net sales was driven primarily by our LANE BRYANT and CATHERINES brands and reflects our continuing efforts to enhance our customers’ on-line shopping experience. These efforts include an expanding selection of new brands through our SONSI website and the September 2011 launch of a new online outfitting technology that makes personalized style and fit recommendations. Customers can use these recommendations within the outfitting tool to facilitate viewing and buying of complete outfits. During October 2011 we also announced the launch of an international shipping program that enables customers in over 100 countries and territories worldwide to shop our brands online. Our e-commerce business continues to be a key focus for us.

During Fiscal 2011 we recognized revenues of $18.1 million in connection with our loyalty card programs as compared to revenues of $18.7 million during Fiscal 2010.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI’S and Gallery Spring and Fall season catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Consolidated gross profit	$999.1	50.1%	$1,015.0	49.2%	0.9%

Consolidated gross profit as a percentage of net sales ("gross margin") increased primarily as a result of improved merchandising and inventory management, despite a challenging product cost and promotional environment. Improvements in gross margins at our FASHION BUG and CATHERINES brands were partially offset by a decrease at our LANE BRYANT brand.  The gross margin for Fiscal 2011 was moderately affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross margin increased 150 basis points as compared to the prior-year period.  Gross margins increased 420 basis points for FASHION BUG and 140 basis points for CATHERINES, but decreased 60 basis points for LANE BRYANT as compared to the prior-year period.  Improved assortments and disciplined inventory management resulted in improved sell-through of seasonal merchandise and fewer promotional markdowns at FASHION BUG and CATHERINES during Fiscal 2011 as compared to the prior-year period.  As discussed in the overview above, LANE BRYANT's gross margin decreased slightly primarily as a result of a combination of increased promotional activity in the Fiscal 2011 Fourth Quarter to drive traffic and sell through seasonal merchandise, as well as the impact of higher product costs that we were unable to fully offset through higher selling prices.

Gross profit for the Direct-to-Consumer segment decreased in dollar amount and as a percentage of net sales primarily as a result of higher catalog-related advertising expenses and higher costs for food and inbound freight. Additionally, growth in non-food catalog sales, which carries a lower margin than food sales, has outpaced growth in food sales.

Occupancy and Buying

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Consolidated occupancy and buying	$340.2	17.1%	$365.7	17.7%	(0.6)%

Consolidated occupancy and buying expenses decreased in dollar amount and decreased as a percentage of net sales primarily as a result of 207 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 70 basis points as compared to the prior-year period.  Occupancy and buying expenses as a percentage of net sales decreased 150 basis points for LANE BRYANT and decreased 70 basis points for CATHERINES, which also benefited from leverage on increased comparable store sales as well as increases in store-related e-commerce net sales. For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 40 basis points as a percentage of net sales as a result of negative leverage from a decrease in comparable store sales.

Occupancy and buying expenses for our Direct-to-Consumer segment for Fiscal 2011 were comparable to the prior-year period.

Selling, General, and Administrative

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Consolidated selling, general, and administrative	$577.5	29.0%	$599.1	29.1%	(0.1)%

Consolidated selling, general, and administrative expenses for Fiscal 2011 decreased in dollar amount and were comparable to the prior-year period as a percentage of net sales primarily as a result of expense savings from operating fewer stores in Fiscal 2011, partially offset by an increase in employee incentive-related expenses. Credit income increased in Fiscal 2011 as a result of higher private-label credit card sales as compared to the prior-year period.

Retail Stores segment selling, general, and administrative expenses for Fiscal 2011 decreased 50 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 60 basis points for LANE BRYANT and decreased 120 basis points for CATHERINES primarily as a result of leverage from increases in comparable store sales and store-related e-commerce net sales. Selling, general, and administrative expenses increased 30 basis points as a percentage of net sales for FASHION BUG primarily as a result of negative leverage from the decrease in comparable store sales but decreased in dollar amount as a result of expense savings from operating fewer stores.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased 20 basis points in Fiscal 2011 as compared to the prior-year period primarily as a result of selling expenses related to our SONSI social media website, which was launched in the latter part of Fiscal 2010.

Depreciation and Amortization

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Depreciation and amortization	$56.7	2.8%	$68.3	3.3%	(0.5)%

Depreciation and amortization expense decreased primarily as a result of our operation of fewer stores in Fiscal 2011 as compared to the prior-year period and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Gain from Sale of Office Premises

During Fiscal 2011 we sold our offices in Hong Kong, which served as the home office for our international sourcing operations, for gross proceeds of $7.5 million and recognized a gain on the sale of $5.2 million.  Our international sourcing operations now utilize leased space in Hong Kong.

Restructuring and Other Charges

Restructuring and other charges for Fiscal 2011 were primarily for professional fees and retention costs related to our announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic review (see "RECENT DEVELOPMENTS" above), lease termination costs in connection with our under-performing store closing programs, and non-cash store impairment charges.

Restructuring and other charges for Fiscal 2010 consisted primarily of non-cash impairment charges for long-term assets related to the closing of 30 CATHERINES stores in outlet locations, cash severance and non-cash equity compensation costs in connection with the resignation of our former CEO, lease termination costs related to our store closing program, and accretion charges on lease termination costs for our store closing program announced in March 2010.

Gain on Repurchases of 1.125% Senior Convertible Notes

During Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million and recognized a gain on the repurchases of $1.9 million, net of unamortized issue costs.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets, as well as the availability of net operating loss carryforwards.  Accordingly, the income tax provision for Fiscal 2011 resulted primarily from (1) certain state and foreign income taxes payable as well as required deferred taxes; and (2) an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions. These items were partially offset as a result of our ability to use additional income tax credits in the tax years that were under examination.  The income tax provision for Fiscal 2011 was also unfavorably impacted by a net non-cash provision of $7.8 million to increase the valuation allowance against our net deferred tax assets.

The income tax benefit for Fiscal 2010 resulted primarily from (1) a reduction in our valuation allowance associated with our net operating loss carrybacks and the utilization of certain income tax credits in an amended income tax return; and (2) a net decrease in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions. These items were partially offset by certain state and foreign income taxes payable as well as required deferred taxes. The income tax benefit for Fiscal 2010 was unfavorably impacted by a net non-cash provision of $23.3 million to increase the valuation allowance against our net deferred tax assets.

Comparison of Fiscal 2010 to Fiscal 2009

Net Sales

	Year Ended		Year Ended		Change From Prior Period
(Dollars in millions)	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales(1)	Dollars	Percent
LANE BRYANT(2)	$977.9	47.4%	$945.9	45.8%	$32.0	3.4%
FASHION BUG	668.7	32.4	692.1	33.5	(23.4)	(3.4)
CATHERINES	300.0	14.6	292.9	14.2	7.1	2.4
Other Retail Stores(3)	—	—	16.7	0.8	(16.7)	(100.0)
Total Retail Stores	1,946.6	94.4	1,947.6	94.3	(1.0)	(0.1)
Direct-to-Consumer	115.2	5.6	116.6	5.6	(1.4)	(1.2)
Corporate and Other(4)	—	—	0.4	—	(0.4)	(100.0)
Consolidated net sales	$2,061.8	100.0%	$2,064.6	100.0%	$(2.8)	(0.1)%

(1)	Results may not add due to rounding.

(2)	Includes LANE BRYANT OUTLET stores.

(3)	Includes PETITE SOPHISTICATE OUTLET stores, which were closed during the Fiscal 2009 Fourth Quarter.

(4)	Revenues related to our figure magazine, which was discontinued in the Fiscal 2009 First Quarter.

Total Retail Stores segment consolidated net sales decreased primarily as a result of the impact of 85 net store closings during Fiscal 2010, which was offset by a 3% increase in Retail Stores segment comparable store sales and a 38% increase in store-related e-commerce net sales for Fiscal 2010 as compared to Fiscal 2009.  Our efforts during Fiscal 2010 to improve our merchandise assortments, particularly in the second half of the year, resulted in the improvement in comparable store sales as compared to Fiscal 2009.  The inclusion of e-commerce sales with the bricks and mortar comparable store sales would have resulted in a comparable sales increase of 5% for Fiscal 2010. We also stabilized and began to grow our customer base in Fiscal 2010 through additional investments in marketing.

LANE BRYANT sales increased as compared to Fiscal 2009 primarily as a result of a 40% increase in store-related e-commerce net sales and a 3% increase in comparable store sales, partially offset by 20 net store closings during Fiscal 2010.  Comparable store sales were positive in the last three quarters of Fiscal 2010 (particularly in the Fiscal 2010 Fourth Quarter) as compared to double-digit decreases in the comparable prior-year periods as a result of our efforts to improve merchandise assortments in Fiscal 2010.  The inclusion of LANE BRYANT e-commerce sales with the LANE BRYANT bricks and mortar comparable store sales would have resulted in a comparable sales increase of 6% for Fiscal 2010.  Traffic levels, conversion rate, and units per transaction improved at LANE BRYANT while average dollar sale decreased as compared to Fiscal 2009.

FASHION BUG sales decreased primarily as a result of 52 net store closings during Fiscal 2010, partially offset by a 4% increase in comparable store sales and a 32% increase in store-related e-commerce net sales.  The increase in comparable store sales was a result of improvements in merchandise assortments, including the re-introduction of juniors assortments to 485 stores during the second half of Fiscal 2010, and increased promotional sales to sell-through seasonal merchandise.  The inclusion of FASHION BUG e-commerce sales with the FASHION BUG bricks and mortar comparable store sales would have resulted in a comparable sales increase of 5% for Fiscal 2010.  Conversion rate and units per transaction improved while traffic and average dollar sale decreased as compared to Fiscal 2009.

CATHERINES sales increased slightly as compared to Fiscal 2009 primarily as a result of the conversion of 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations during the Fiscal 2010 First Quarter and a 38% increase in store-related e-commerce net sales, which more than offset 13 net store closings during Fiscal 2010 and a 2% decrease in comparable store sales.  Comparable store sales decreased as a result of a lack of seasonal merchandise offerings during the first three quarters of Fiscal 2010 (particularly in the Fiscal 2010 Third Quarter).  However, comparable store sales were positive for the Fiscal 2010 Fourth Quarter as a result of improvements in merchandise offerings.  The inclusion of CATHERINES e-commerce sales with the CATHERINES bricks and mortar comparable store sales would have resulted in flat comparable sales for Fiscal 2010.  Conversion rate and units per transaction improved while traffic levels and average dollar sale decreased as compared to Fiscal 2009.

Retail Stores segment e-commerce net sales for Fiscal 2010 represented 7% of Retail Stores segment net sales as compared to 5% of Retail Stores segment net sales for Fiscal 2009.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience, which began in Fiscal 2009 with the redesign of our websites and conversion to a new technology platform and continued with the introduction in Fiscal 2010 of a universal shopping cart with customer-friendly shipping options.  We also added new search and navigation technology during Fiscal 2010, making it easier for our customers to search our product offerings.

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

Gross Profit

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated gross profit	$1,015.0	49.2%	$1,023.6	49.6%	(0.4)%

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

For our Retail Stores segment, gross profit as a percentage of Retail Stores net sales decreased 150 basis points as compared to the prior-year period.  Gross profit as a percentage of net sales decreased 230 basis points for LANE BRYANT, decreased 70 basis points for FASHION BUG, and decreased 190 basis points for CATHERINES.  As noted above, the decrease in Retail Stores segment gross profit was primarily the result of increased promotional activity, particularly during the Fiscal 2010 Second and Fourth Quarters, to sell-through and ensure a minimal carryover of seasonal merchandise.

Gross profit for the Direct-to-Consumer segment as a percentage of net sales increased as compared to the prior-year period primarily as a result of costs incurred in the prior-year period related to the shutdown of our LANE BRYANT WOMAN catalog business, which we completed during the Fiscal 2009 Second Quarter, and improved results for FIGI’S for Fiscal 2010.

Occupancy and Buying

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated occupancy and buying	$365.7	17.7%	$390.2	18.9%	(1.2)%

Consolidated occupancy and buying expenses decreased in dollar amount and decreased as a percentage of net sales primarily as a result of 85 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 110 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 160 basis points for LANE BRYANT and decreased 90 basis points for FASHION BUG.  Occupancy and buying expenses as a percentage of net sales increased 10 basis points for CATHERINES primarily as a result of costs to convert 28 PETITE SOPHISTICATE OUTLET stores to CATHERINES stores in outlet locations opened in Fiscal 2010, which were partially offset by the favorable impact of store closings and reductions in occupancy-related costs.

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

Selling, General, and Administrative

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales	Percentage of Net Sales
Consolidated selling, general, and administrative	$599.1	29.1%	$582.9	28.2%	0.9%

Consolidated selling, general, and administrative expenses increased as a percentage of net sales and increased in dollar amount primarily as a result of additional advertising expenses during Fiscal 2010, including our Spring 2010 national television campaign.

Retail Stores segment selling, general, and administrative expenses increased 40 basis points as a percentage of Retail Stores net sales as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 20 basis points for LANE BRYANT, increased 80 basis points for FASHION BUG, and increased 170 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment increased as compared to the prior-year period primarily as a result of e-commerce marketing expenses and increased payroll expenses incurred during Fiscal 2010.  Fiscal 2009 expenses included payments received from transitional service agreements that terminated during the Fiscal 2009 Third Quarter related to the non-core misses apparel catalog business that we sold during Fiscal 2008.

Depreciation and Amortization

	Year Ended		Year Ended		Change as a
(Dollars in millions)	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales	Percentage of Net Sales
Depreciation and amortization	$68.3	3.3%	$76.3	3.7%	(0.4)%

Depreciation and amortization expense decreased primarily as a result of operating fewer stores in Fiscal 2010 as compared to Fiscal 2009 and the write-down of store assets during the Fiscal 2009 Fourth Quarter.

Sale of Proprietary Credit Card Receivables Programs

During Fiscal 2009 we sold our proprietary credit card receivables programs and recognized one-time net charges of $14.2 million as a result of the sale, primarily related to reimbursement to the buyer for system conversion costs, as well as legal and professional services, severance, and retention costs associated with the sale of the programs (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 9. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below).

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

In the Fiscal 2009 Fourth Quarter we performed an impairment review of our long-term assets, goodwill, and other intangible assets.  As a result of this review we identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows.  Accordingly, we recognized a non-cash impairment charge of $15.7 million during Fiscal 2009 to write down the long-lived assets at these stores to their respective fair values.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired as of the Fiscal 2009 Fourth Quarter.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 10. IMPAIRMENT OF STORE ASSETS” below for further information regarding our Fiscal 2010 and Fiscal 2009 impairment charges.

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

The income tax benefit for Fiscal 2009 was primarily the result of our ability to carry back our remaining Fiscal 2008 net operating loss (“NOL”) beyond the original two years normally allowable to up to three additional preceding years to offset taxable income in those years and record an income tax receivable.  This carryback was made possible by H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”).  The Act was signed into law on November 6, 2009 and contained a number of tax law changes, including a provision that permitted companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  The tax effects of the Act included the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances.  As such, during the Fiscal 2009 Fourth Quarter we were able to reduce the valuation allowance previously established for these NOLs and to recognize an income tax benefit of $29.5 million. The Fiscal 2009 income tax benefit was unfavorably impacted by a net non-cash provision of $13.5 million to increase the valuation allowance against our net deferred tax assets.  The income tax benefit for Fiscal 2009 was also unfavorably impacted by a net increase in our liability for unrecognized tax benefits, interest, and penalties, as well as state and foreign income taxes payable.

Comparison of Fourth Quarter Fiscal 2011 to Fourth Quarter Fiscal 2010

Net Sales

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change From Prior Period
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Dollars	Percent
LANE BRYANT(1)	$256.1	45.8%	$255.1	44.3%	$1.0	0.4%
FASHION BUG	143.5	25.7	163.6	28.4	(20.1)	(12.3)
CATHERINES	70.4	12.6	69.7	12.1	0.7	1.0
Total Retail Stores	470.0	84.1	488.4	84.8	(18.4)	(3.8)
Direct-to-Consumer	89.1	15.9	87.4	15.2	1.7	1.9
Consolidated net sales	$559.1	100.0%	$575.8	100.0%	$(16.7)	(2.9)%

(1)	Includes LANE BRYANT OUTLET stores.

The decrease in Retail Stores segment net sales for the Fiscal 2011 Fourth Quarter as compared to the Fiscal 2010 Fourth Quarter reflects the impact of 207 net store closings during the preceding 12-month period, partially offset by a 17% increase in store-related e-commerce net sales and a 1% increase in comparable store sales.  The inclusion of e-commerce sales with the bricks and mortar comparable store sales would have resulted in a comparable sales increase of 3% for the Fiscal 2011 Fourth Quarter.

LANE BRYANT sales increased slightly as compared to the prior-year period primarily as a result of a 2% increase in comparable store sales and a 16% increase in store-related e-commerce net sales, which were substantially offset by the impact of 44 net store closings during the preceding 12-month period.  The inclusion of LANE BRYANT e-commerce sales with the LANE BRYANT bricks and mortar comparable store sales would have resulted in a comparable sales increase of 4% for the Fiscal 2011 Fourth Quarter. An improvement in conversion rate and a slight increase in average dollar sale were offset by decreases in traffic levels and units per transaction as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of 123 net store closings during the preceding 12-month period and a 2% decrease in comparable store sales.  The decrease in comparable store sales primarily reflects the impact of increased levels of clearance sales in the prior-year period as a result of our efforts to liquidate slow-moving seasonal merchandise.  The inclusion of FASHION BUG e-commerce sales with the FASHION BUG bricks and mortar comparable store sales would have resulted in a comparable sales decrease of 1% for the Fiscal 2011 Fourth Quarter.  Decreases in traffic levels and units per transaction as compared to the prior-year period were partially offset by an improvement in average dollar sale.

CATHERINES sales increased as compared to the prior-year period as a 5% increase in comparable store sales and a 29% increase in store-related e-commerce net sales were partially offset by the impact of 40 net store closings during the preceding 12-month period (including 15 under-performing CATHERINES stores in outlet locations closed as part of our store closing initiative).  The inclusion of CATHERINES e-commerce sales with the CATHERINES bricks and mortar comparable store sales would have resulted in a comparable sales increase of 7% for the Fiscal 2011 Fourth Quarter.  Improvements in average dollar sale and units per transaction were partially offset by a decrease in traffic levels as compared to the prior-year period.

Retail Stores segment e-commerce net sales for the Fiscal 2011 Fourth Quarter represented 10% of Retail Stores segment net sales as compared to 8% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales reflects our continuing efforts to enhance our customers’ on-line shopping experience. These efforts include an expanding selection of new brands through our SONSI website and the September 2011 launch of a new online outfitting technology that makes personalized style and fit recommendations. Customers can use these recommendations within the outfitting tool to facilitate viewing and buying of complete outfits. During October 2011 we also announced the launch of an international shipping program that enables customers in over 100 countries and territories worldwide to shop our brands online. Similar to our bricks-and-mortar business, higher price points contributed to a greater-than-planned decrease in traffic levels at our e-commerce websites.

During the Fiscal 2011 Fourth Quarter we recognized revenues of $4.5 million in connection with our loyalty card programs as compared to revenues of $4.8 million during the Fiscal 2010 Fourth Quarter.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI'S and Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Consolidated gross profit	$235.1	42.0%	$247.6	43.0%	(1.0)%

The decrease in our consolidated gross margin for the Fiscal 2011 Fourth Quarter was primarily a result of decreases at our LANE BRYANT brand and our Direct-to-Consumer segment, which were partially offset by improvements at our FASHION BUG and CATHERINES brands.  The decrease in consolidated gross profit dollars was primarily driven by the net closure of 207 stores over the preceding 12 months in connection with our store closing program.  The Fiscal 2011 Fourth Quarter gross margin was moderately affected by cost increases associated with cotton, wool, and synthetic fabrics, as discussed in the overview above.

For our Retail Stores segment, gross margin for the Fiscal 2011 Fourth Quarter decreased 60 basis points as compared to the prior-year period.  Gross margin decreased 360 basis points for LANE BRYANT primarily as a result of a combination of increased promotional activity in the Fiscal 2011 Fourth Quarter to drive traffic and sell through seasonal merchandise, as well as the impact of higher product costs that we were unable to fully offset through higher selling prices, as discussed in the overview above. Gross margin increased 320 basis points for FASHION BUG and increased 50 basis points for CATHERINES.  Improved assortments and more disciplined inventory management resulted in improved sell-through of seasonal merchandise and fewer promotional markdowns during the current-year period as compared to the prior-year period, particularly at FASHION BUG as well as at CATHERINES.

Gross profit for the Direct-to-Consumer segment for the Fiscal 2011 Fourth Quarter decreased both in dollar amount and as a percentage of net sales primarily as a result of higher catalog-related advertising expenses and higher costs for food and inbound freight. Additionally, growth in non-food catalog sales, which carries a lower margin than food sales, has outpaced growth in food sales.

Occupancy and Buying

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Consolidated occupancy and buying	$80.1	14.3%	$88.9	15.4%	(1.1)%

Consolidated occupancy and buying expenses for the Fiscal 2011 Fourth Quarter decreased in dollar amount and decreased as a percentage of net sales primarily as a result of 207 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores, as well as from rent reductions secured from landlords as a result of lease negotiations.

Occupancy and buying expenses for the Fiscal 2011 Fourth Quarter for our Retail Stores segment as a percentage of Retail Stores net sales decreased 70 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 130 basis points for LANE BRYANT and decreased 60 basis points for CATHERINES, which also benefited from leverage on increased comparable store sales as well as increases in store-related e-commerce net sales. For FASHION BUG, buying and occupancy expenses decreased in dollar amount but increased 30 basis points as a percentage of net sales as a result of negative leverage from a decrease in comparable store sales.

Occupancy and buying expenses for the Fiscal 2011 Fourth Quarter for our Direct-to-Consumer segment were comparable to the prior-year period.

Selling, General, and Administrative

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Consolidated selling, general, and administrative	$142.3	25.5%	$148.0	25.7%	(0.2)%

Consolidated selling, general, and administrative expenses for the Fiscal 2011 Fourth Quarter decreased in dollar amount and were comparable to the prior-year period as a percentage of net sales primarily as a result of expense savings from operating fewer stores in the Fiscal 2011 Fourth Quarter, partially offset by an increase in marketing and employee incentive-related expenses. Credit income increased as a result of higher private-label credit card sales as compared to the prior-year period.

Retail Stores segment selling, general, and administrative expenses for the Fiscal 2011 Fourth Quarter decreased 30 basis points as a percentage of Retail Stores net sales as compared to the prior-year period. Selling, general, and administrative expenses decreased 210 basis points for FASHION BUG primarily as a result of expense savings from operating fewer stores, and decreased 210 basis points for CATHERINES primarily as a result of positive leverage from the increase in comparable store sales and e-commerce sales.  Although LANE BRYANT experienced an increase in comparable store sales, their selling, general, and administrative expenses for the Fiscal 2011 Fourth Quarter increased 120 basis points as a percentage of net sales, primarily as a result of increases in marketing, store payroll, and incentive-related expenses as compared to the prior-year period.

Selling, general, and administrative expenses for the Fiscal 2011 Fourth Quarter for our Direct-to-Consumer segment decreased 100 basis points as a percentage of net sales as compared to the prior-year period primarily as a result of leverage from an increase in Direct-to-Consumer segment net sales and a decrease in incentive-related compensation.

Depreciation and Amortization

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	Percentage of Net Sales
Depreciation and amortization	$14.2	2.5%	$18.2	3.2%	(0.7)%

Depreciation and amortization expense for the Fiscal 2011 Fourth Quarter decreased primarily as a result of our operation of fewer stores as compared to the prior-year period and the write-down of store assets during the Fiscal 2010 Fourth Quarter.

Restructuring and Other Charges

Restructuring and other charges for the Fiscal 2011 Fourth Quarter were primarily for lease termination costs in connection with our under-performing store closing programs and professional fees and retention costs related to our announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic review (see "RECENT DEVELOPMENTS" above).

Restructuring and other charges for the Fiscal 2010 Fourth Quarter consisted primarily of non-cash impairment charges for long-term assets related to the closing of 30 CATHERINES stores in outlet locations, as well as lease termination costs for the closing of under-performing stores.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets.  Accordingly, the income tax provision for the Fiscal 2011 Fourth Quarter resulted primarily from (1) certain state and foreign income taxes payable as well as required deferred taxes; and (2) an increase in our liability for unrecognized tax benefits, interest, and penalties associated with uncertain tax positions.

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

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs), and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

(Dollars in millions)	January 28, 2012	January 29, 2011	January 30, 2010
Cash and cash equivalents	$168.6	$117.5	$186.6
Available borrowing capacity under revolving credit facility	$136.7	$153.8	$145.7
Working capital	$297.3	$276.6	$331.4
Current ratio	2.1	2.1	2.2
Long-term debt to equity ratio	37.4%	39.7%	47.3%

As of January 28, 2012, $39.7 million of our cash and cash equivalents was held by our foreign subsidiary.  If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated.  We do not intend to repatriate our foreign cash and cash equivalents.

Cash Provided by Operating Activities

Our net cash provided by operating activities was $93.2 million for Fiscal 2011 as compared to cash provided by operating activities of $5.3 million for Fiscal 2010.  The increase in cash provided by operating activities as compared to the prior-year period was primarily the result of improved operating results and a reduction in our investment in inventories net of accounts payable in the current-year period as a result of our more disciplined inventory management.  Cash provided by operating activities for Fiscal 2011 included $1.6 million of Federal income tax refunds, while cash provided by operations for Fiscal 2010 included $45.0 million of Federal income tax refunds related to a NOL carryback for Fiscal 2008 and an amended return.  Overall, inventories decreased 8% on a comparable store cost basis from the end of Fiscal 2010 to the end of Fiscal 2011.

Net cash provided by operating activities was $114.2 million for Fiscal 2009.  The decrease in cash provided by operating activities for Fiscal 2010 as compared to Fiscal 2009 is primarily the result of the Fiscal 2009 receipt of $85.4 million of net proceeds from the sale of our retained interests in our proprietary credit card receivables programs (the remaining $51.3 million of the net proceeds from the sale was recorded as cash from investing activities).  Cash provided by operating activities for Fiscal 2009 also included Federal income tax refunds of $27.7 million.  In addition, in accordance with our Fiscal 2010 in-stock inventory initiative, we used net cash of $14.7 million for investments in inventories during Fiscal 2010.  Inventories increased 5% on a comparable store cost basis from the end of Fiscal 2009 to the end of Fiscal 2010.  We also used cash of $19.0 million during Fiscal 2010 for a net reduction in accounts payable as compared to a $27.3 million increase in accounts payable for Fiscal 2009.

Cash Provided/(Used) by Investing Activities

Gross capital expenditures, excluding construction allowances received from landlords, were $34.9 million for Fiscal 2011, $35.8 million for Fiscal 2010, and $22.7 million for Fiscal 2009.  Capital expenditures net of construction allowances received from landlords were $31.8 million for Fiscal 2011, $32.8 million for Fiscal 2010, and $18.4 million for Fiscal 2009.  During Fiscal 2011 we also acquired $2.9 million of equipment through a capital lease and we received proceeds of $7.5 million from the sale of our offices in Hong Kong.

We anticipate that our projected gross capital expenditures for Fiscal 2012 will be approximately $80-$85 million before construction allowances received from landlords and we anticipate that our Fiscal 2012 capital expenditures net of construction allowances received from landlords will be approximately $75-$80 million.  We expect to invest approximately $30 million for store development, primarily for our LANE BRYANT brand, for 20 new store openings and 20-25 store relocations; for store remodels and store refurbishments; and for fixturing for new merchandise assortments. In addition, we plan to invest approximately $30 million for a complete upgrade to distribution center equipment; store technology, including point-of-sale hardware, software, and data networks; the installation of a core merchandising platform, including enhanced planning and inventory capabilities; a new warehouse management system; and new purchasing and financial software. The remainder of the capital expenditures will be primarily for infrastructure and lifecycle management.  We expect to finance these capital expenditures through internally-generated funds.

Net cash used by investing activities included $7.7 million of proceeds for Fiscal 2011 and $1.2 million of proceeds for Fiscal 2010 from the sale of capital assets.  Net cash provided by investing activities for Fiscal 2009 included $51.3 million from the sale of our proprietary credit card receivables programs (see also “Cash Provided by Operating Activities” above), $6.3 million from net sales of available-for-sale securities, and $3.2 million of proceeds from the sale of capital assets.

Cash Used by Financing Activities

During Fiscal 2011 we used $11.4 million of cash for scheduled repayments of long-term borrowings and $1.9 million of cash for payments of deferred financing fees related to our amended revolving credit facility (see FINANCING; Revolving Credit Facility" below). During Fiscal 2010 we repurchased 1.125% Senior Convertible Notes due May 2014 (the “1.125% Notes”) with an aggregate principal amount of $49.2 million for an aggregate purchase price of $38.3 million.  In addition, we used $6.3 million for scheduled repayments of other long-term borrowings.  During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million for an aggregate purchase price of $50.6 million.  In addition, we used $7.1 million for scheduled repayments of other long-term borrowings and $7.3 million for deferred financing costs related to our previous revolving credit facility.

Repurchases of Common Stock

In November 2007 our Board of Directors authorized a $200 million share repurchase program to make share repurchases from time to time in the open market or through privately-negotiated transactions.  The timing of such repurchases and the number of shares repurchased will depend on market conditions.  We intend to hold shares repurchased as treasury shares.  We have not repurchased any shares of common stock subsequent to Fiscal 2008.

Our amended revolving credit facility allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the facility agreement) for the six months preceding the date of such repurchase, as of the date of such repurchase, and on a projected pro forma basis for the 12 consecutive fiscal months thereafter.  The agreement allows common stock repurchases at lower levels of “Excess Availability” subject to maintaining a minimum “Fixed Charge Coverage Ratio” (as defined in the facility agreement) on a pro forma basis for the 12 months immediately preceding such repurchase.  See “PART II, Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” above for additional information regarding our share repurchases.

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

Debt, Lease, and Purchase Commitments

As of January 28, 2012 our commitments for future payments under our long-term debt obligations, minimum lease payments under our capital leases and operating leases, and payments due under our letters of credit, long-term deferred compensation plan, unrecognized tax benefits, split-dollar life insurance premiums, and purchase obligations were as follows:

	Payments Due by Period
(In millions)	Total	Less Than One Year	One to Three Years	Three To Five Years	More than Five Years
Long-term debt, including current portion(1)	$154.6	$4.0	$150.6	$—	$—
Capital leases	6.9	3.1	2.8	1.0	—
Operating leases	570.5	175.6	220.7	121.6	52.6
Revolving credit facility(2)	—	—	—	—	—
Letters of credit(2)	—	—	—	—	—
Stand-by letters of credit(2)	18.1	18.1	—	—	—
Long-term deferred compensation(3)	0.3	0.2	0.1	—	—
Unrecognized tax benefits(4)	11.5	11.5	—	—	—
Split-dollar life insurance premiums(5)	16.4	1.3	2.7	2.7	9.7
Purchase commitments(6)	359.3	359.3	—	—	—
Total	$1,137.6	$573.1	$376.9	$125.3	$62.3

(1)
Amounts represent the expected cash payments (including interest) on our long-term debt (including our convertible debt through maturity and excluding capital leases) and do not include any fair value adjustments, bond premiums, discounts, or revolving credit facilities.

(2)
We currently have a $200 million revolving credit facility that expires on July 14, 2016, which provides for cash borrowings and the ability to issue up to $100 million of letters of credit. As of January 28, 2012 there were no borrowings outstanding under this facility.

(3)
Includes our non-qualified deferred compensation plan. We have estimated the projected payment obligations for participant-planned in-service distributions of the deferred compensation plan liability as of January 28, 2012. The above estimate excludes $8.6 million of benefit distribution obligations because the value of the obligations and the timing of payments may vary annually due to changes in the fair value of the plan assets and/or assumptions for participant retirement/termination.

(4)
We have recorded liabilities for unrecognized tax benefits of $29.3 million and accrued interest and penalties of $16.0 million as of January 28, 2012 (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 4. INCOME TAXES” below). These liabilities are included in “Other long-term liabilities” on our consolidated balance sheet. With the exception of $11.5 million of unrecognized tax benefits that are reasonably possible of being recognized within 12 months, we have excluded these liabilities from this table because we cannot make reasonably reliable estimates of the amounts and/or periods that we expect to pay or settle these liabilities.

(5)	Amounts represent insurance premiums related to split-dollar life insurance agreements with former executive employees.

(6)	Purchase commitments include agreements to purchase goods or services in the ordinary course of business.

FINANCING

Off-Balance-Sheet Financing

Operating Leases

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 15. Leases” below.

Proprietary Credit Card Receivables Programs

During Fiscal 2009 we sold our proprietary credit card receivables programs to World Financial Network Bank (“WFNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”) and entered into ten-year operating agreements with Alliance Data for the provision of private-label credit card programs for our customers.  Gross proceeds from the transaction were $166.6 million. Approximately $22.0 million of the gross proceeds were paid to a third-party administrative services provider for the programs to fund the early termination of a multi-year service contract and approximately $8.0 million of the gross proceeds were paid to Alliance Data to reimburse them for transition services to be provided to them by the third-party service provider.  We recognized one-time net charges as a result of the sale of $14.2 million, primarily related to reimbursement to Alliance Data for system conversion costs related to the assumption of third-party transitional services, as well as legal and professional services, severance, and retention costs associated with the sale of the programs.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

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

Prior to the sale of our proprietary credit card receivables programs, our asset securitization program primarily involved the sale of proprietary credit card receivables to a special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheet and the receivables transferred to the QSPE were isolated for purposes of the securitization program.  We used our asset securitization facilities to fund the credit card receivables generated by our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card programs.  Prior to the sale of our Crosstown Traders misses apparel catalog credit card receivables we were also using an asset securitization facility to fund the credit card receivables generated by the Crosstown Traders credit card program.

Prior to the sale of the proprietary credit card receivables programs we managed the programs to enhance customer loyalty and to allow us to integrate our direct-mail marketing strategy when communicating with our core customers.  We also earned revenue from operating the programs.  As discussed above, we utilized asset securitization as the primary funding source for our proprietary credit card receivables programs.  As a result, our primary source of benefits was derived from the excess spread revenues we received from monthly securitization distributions associated with the collections on managed outstanding receivables.

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

Further details of our asset securitization program prior to the sale of the program are as follows:

Year Ended
(In millions)	January 30, 2010(1)
Net securitization excess spread revenues	$63.7
Net changes to the I/O strip and servicing liability	2.5
Other credit card revenues, net(2)	8.8
Total proprietary credit card revenues	75.0
Less total credit card program expenses	42.3
Net credit contribution	$32.7
Average managed credit card receivables outstanding during period(1)	$496.9
(1)     Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).
(2)     Excludes inter-company merchant fees between our credit entities and our retail entities.

As of the date of sale, Alliance Data assumed the servicing obligations for the Trust and we have no further obligations with respect to financing our credit card programs.  The ten-year operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

Under the operating agreements WFNB offers private-label credit cards bearing our retail brand names.  We receive ongoing payments from WFNB related to private-label credit card sales, reimbursement of some private-label credit card program marketing costs, and net revenue sharing associated with marketing of certain enhancement services to cardholders.  The level of ongoing payments we receive may increase or decrease as a result of changes in the performance of the private-label credit card programs or changes in the legal and regulatory requirements affecting WFNB in its conduct of the program.

Payments from WFNB under the operating agreements are recognized as a reduction of selling, general, and administrative expenses, similar to revenues associated with our proprietary credit card receivables programs prior to the sale.  With the sale of the proprietary credit card receivables programs to WFNB, the majority of the expenses associated with the proprietary credit card receivables programs were eliminated.

Additional information regarding our asset securitization facilities, including the sale of our proprietary credit card receivables programs, is included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 9. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” and “NOTE 14. ASSET SECURITIZATION” below.

Revolving Credit Facility

On July 14, 2011 we entered into an amended and restated loan and security agreement (the “Amended Agreement”) for a $200 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility replaced our $225 million senior secured revolving credit facility and provides for committed revolving credit availability through July 14, 2016.  In addition, the Amended Agreement includes an option allowing us to increase our credit facility to an amount not in excess of $300 million, based on certain terms and conditions.  The Amended Facility may be used for working capital and other general corporate purposes, and provides that up to $100 million of the $200 million may be used for letters of credit.  See “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 5. LONG-TERM DEBT” below for further details regarding the amended credit facility.  There were no borrowings outstanding under the credit facility as of January 28, 2012.

The Amended Agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The Amended Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the agreement.  Under certain conditions the maximum amount available under the agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the agreement may be accelerated.  At all times we are required to maintain Excess Availability (as defined in the Amended Agreement) of at least the greater of 10% of the Borrowing Base (as defined in the Amended Agreement) or $15 million.  As of January 28, 2012, the Excess Availability under the credit facility was $166.4 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

In Fiscal 2007 we issued $275.0 million in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The 1.125% Notes were issued at par, and interest is payable semiannually in arrears on May 1 and November 1, beginning November 1, 2007.  The 1.125% Notes will mature on May 1, 2014, unless earlier repurchased by us or converted.  See “CRITICAL ACCOUNTING POLICIES; Senior Convertible Notes” above and “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 5.  LONG-TERM DEBT” below for further information related to the 1.125% Notes.

During Fiscal 2010 we repurchased 1.125% Notes with an aggregate principal amount of $49.2 million.  During Fiscal 2009 we repurchased 1.125% Notes with an aggregate principal amount of $85.4 million.  We may elect to repurchase additional notes in privately negotiated transactions or in the open market under circumstances that we believe to be favorable to us.

See “PART I; Item 1A. Risk Factors” above for a discussion of the potential impact to our liquidity as a result of the occurrence of a “fundamental change” as defined in the prospectus filed in connection with our 1.125% Senior Convertible Notes due May 1, 2014.

In Fiscal 2012 we plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, store development and infrastructure strategies, and the transformation of our information technology and distribution infrastructure.  We believe our cash and cash equivalents, our operating agreements with Alliance Data related to our private-label credit cards, and our revolving credit facility, as well as the availability of capital lease financing will provide adequate liquidity for our business operations and growth opportunities during Fiscal 2012.  However, our liquidity is affected by many factors, including some that are based on normal operations and some that are related to our industry and the economy.

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

MARKET RISK

As of January 28, 2012 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 28, 2012.  In making this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, used the criteria set forth in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Based on this assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of January 28, 2012.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  Charming Shoppes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Charming Shoppes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012 of Charming Shoppes, Inc. and subsidiaries and our report dated March 27, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Charming Shoppes, Inc.

We have audited the accompanying consolidated balance sheets of Charming Shoppes, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charming Shoppes, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Charming Shoppes, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 27, 2012

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	January 28, 2012	January 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$168,607	$117,482
Accounts receivable, net of allowances of $5,688 and $5,667	39,379	36,568
Merchandise inventories	257,180	282,248
Deferred taxes	3,570	3,153
Prepayments and other	90,583	98,458
Total current assets	559,319	537,909
Property, equipment, and leasehold improvements – at cost	1,020,334	1,028,843
Less accumulated depreciation and amortization	790,969	772,895
Net property, equipment, and leasehold improvements	229,365	255,948
Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	18,674	18,233
Total assets	$1,017,926	$1,022,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,630	$107,882
Accrued expenses	145,667	142,002
Current portion – long-term debt	4,682	11,449
Total current liabilities	261,979	261,333
Deferred taxes	55,526	51,466
Other non-current liabilities	149,836	167,089
Long-term debt, net of debt discount of $17,690 and $24,679	133,639	128,350
Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 155,211,278 shares and 154,185,373 shares	15,521	15,419
Additional paid-in capital	513,105	508,664
Treasury stock at cost – 38,617,180 shares	(348,400)	(348,400)
Retained earnings	236,720	238,737
Total stockholders’ equity	416,946	414,420
Total liabilities and stockholders’ equity	$1,017,926	$1,022,658

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
(In thousands, except per share amounts)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$1,992,371	$2,061,819	$2,064,602
Cost of goods sold	993,237	1,046,824	1,040,985
Gross profit	999,134	1,014,995	1,023,617

Occupancy and buying expenses	340,198	365,691	390,225
Selling, general, and administrative expenses	577,520	599,130	582,941
Depreciation and amortization	56,681	68,339	76,302
Sale of proprietary credit card receivables programs	0	0	14,237
Gain from sale of office premises	(5,185)	0	0
Impairment of store assets	0	17,054	15,741
Restructuring and other charges	11,238	8,776	31,719
Total operating expenses	980,452	1,058,990	1,111,165

Income/(loss) from operations	18,682	(43,995)	(87,548)

Other income	431	1,119	834
Gain on repurchases of 1.125% Senior Convertible Notes	0	1,907	13,979
Interest expense	(14,087)	(15,887)	(18,799)

Income/(loss) before income taxes	5,026	(56,856)	(91,534)
Income tax provision/(benefit)	7,043	(2,874)	(13,572)

Net loss	$(2,017)	$(53,982)	$(77,962)

Other comprehensive loss:
Unrealized losses on available-for-sale securities	0	0	(5)

Comprehensive income/(loss)	$(2,017)	$(53,982)	$(77,967)

Basic net loss per share	$(0.02)	$(0.47)	$(0.67)

Diluted net loss per share	$(0.02)	$(0.47)	$(0.67)

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury Stock
(Dollars in thousands)	Shares	Amount	Capital	Shares	Amount
Balance, January 31, 2009	152,946,788	$15,295	$498,604	(38,482,213)	$(347,730)
Issued to employees, net of shares withheld for taxes	731,807	73	366
Exercise of stock options	20,482	2	43
Stock-based compensation expense			6,844
Net settlements of hedges on convertible notes			485	(89,533)	(511)
Equity component of repurchases of 1.125% Senior Convertible Notes			(1,256)
Balance, January 30, 2010	153,699,077	15,370	505,086	(38,571,746)	(348,241)
Issued to employees, net of shares withheld for taxes	468,329	47	313
Exercise of stock options/SARs, net of shares withheld for taxes	17,967	2	(8)
Stock-based compensation expense			4,698
Net settlements of hedges on convertible notes			159	(45,434)	(159)
Equity component of repurchases of 1.125% Senior Convertible Notes			(1,584)
Balance, January 29, 2011	154,185,373	15,419	508,664	(38,617,180)	(348,400)
Issued to employees, net of shares withheld for taxes	555,423	55	47
Exercise of stock options/SARs, net of shares withheld for taxes	470,482	47	(761)
Stock-based compensation expense			5,155
Balance, January 28, 2012	155,211,278	$15,521	$513,105	(38,617,180)	$(348,400)

(In thousands)	Accumulated Other Comprehensive Income	Retained Earnings
Balance, January 31, 2009	$5	$370,681
Unrealized losses	(5)
Net loss		(77,962)
Balance, January 30, 2010	0	292,719
Net loss		(53,982)
Balance, January 29, 2011	0	238,737
Net loss		(2,017)
Balance, January 28, 2012	$0	$236,720

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Operating activities
Net loss	$(2,017)	$(53,982)	$(77,962)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	58,199	70,108	77,922
Stock-based compensation	5,155	4,698	6,844
Sale of proprietary credit card receivables programs	0	0	14,237
Accretion of discount on 1.125% Senior Convertible Notes	6,989	7,332	9,885
Deferred income taxes	3,643	1,527	4,031
Gain on repurchases of 1.125% Senior Convertible Notes	0	(1,907)	(13,979)
Write-down of capital assets due to restructuring	1,793	3,210	8,624
Impairment of store assets	654	17,054	15,741
Net (gain)/loss from disposition of capital assets	(4,689)	1,150	(380)
Net gain from securitization activities	0	0	(2,465)
Changes in operating assets and liabilities
Accounts receivable, net	(2,811)	(2,921)	(347)
Merchandise inventories	25,068	(14,723)	617
Accounts payable	3,748	(18,985)	27,347
Prepayments and other	7,875	29,972	(10,577)
Accrued expenses and other	(10,406)	(37,235)	(30,724)
Proceeds from sale of retained interests in proprietary credit card receivables	0	0	85,397
Net cash provided by operating activities	93,201	5,298	114,211

Investing activities
Investment in capital assets	(34,932)	(35,778)	(22,650)
Proceeds from sale of certificates related to proprietary credit card receivables	0	0	51,250
Proceeds from sales of capital assets	7,739	1,248	3,178
Gross purchases of securities	0	0	(2,448)
Proceeds from sales of securities	0	200	8,788
(Increase)/decrease in other assets	(1,036)	4,105	5,063
Net cash provided/(used) by investing activities	(28,229)	(30,225)	43,181

Financing activities
Repayments of long-term borrowings	(11,350)	(6,265)	(7,088)
Repurchases of 1.125% Senior Convertible Notes	0	(38,260)	(50,633)
Payment of deferred financing costs	(1,885)	0	(7,308)
Net payments for settlements of hedges on convertible notes	0	0	(26)
Issuance of common stock under employee stock plans, net of amounts withheld for payroll taxes	(612)	354	484
Net cash used by financing activities	(13,847)	(44,171)	(64,571)

(Continued on next page)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
(Continued from previous page)

Increase/(decrease) in cash and cash equivalents	$51,125	$(69,098)	$92,821
Cash and cash equivalents, beginning of period	117,482	186,580	93,759
Cash and cash equivalents, end of period	$168,607	$117,482	$186,580

Non-cash financing and investing activities
Assets acquired through capital leases	$2,883	$—	$—

See Notes to Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

We have a 52-53 week fiscal year ending on the Saturday nearest to January 31.  A 52-week fiscal year consists of four 13-week quarters and a 53-week period consists of three 13-week quarters and a 14-week fourth quarter.  As used herein, the terms “Fiscal 2011,” “Fiscal 2010,” and “Fiscal 2009” refer to our fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010.

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

See “NOTE 16.  SEGMENT REPORTING” below for further information regarding our operations by business segment.

Foreign Operations

We use a December 31 fiscal year for our foreign subsidiaries in order to expedite our year-end closing.  There were no intervening events or transactions with respect to our foreign subsidiaries during the period from January 1, 2012 to January 28, 2012 that would have a material effect on our financial position or results of operations.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

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

Our deferred cash received from vendors included in inventory was as follows:

(In thousands)	January 28, 2012	January 29, 2011
Deferred cash received from vendors	$5,311	$7,247

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

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

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Advertising costs charged to expense	$61,345	$68,100	$66,533

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

See “NOTE 10. IMPAIRMENT OF STORE ASSETS” below for further details regarding the recognition of impairment losses related to our long-lived assets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
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

Goodwill and Other Intangible Assets

We own trademarks, tradenames, and internet domain names that we obtained primarily from our acquisition of LANE BRYANT.  We also own trademarks, tradenames, internet domain names, and customer relationships for our FIGI’S catalog and related website.  The values of these intangible assets were determined by management with the assistance of an independent appraiser using a discounted cash flow method, based on the estimated future benefits to be received from the assets.  We allocated the excess of the cost of the acquisitions over the estimated fair value of the identifiable tangible and intangible net assets acquired to goodwill.  We amortize separate intangible assets that are not deemed to have an indefinite life on a straight-line basis over their useful lives.  We do not amortize goodwill. Our goodwill as of January 28, 2012 and January 29, 2011 is attributable to our LANE BRYANT operations within our Retail Stores segment.

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
YEAR ENDED JANUARY 28, 2012
(Continued)

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

We assigned the values of goodwill and other indefinite-lived intangible assets recognized in connection with our acquisitions of LANE BRYANT, CATHERINES, and FIGI’S to the respective reporting units within our reportable business segments.  The calculation of the estimated fair value of our reporting units for the purpose of evaluating goodwill for impairment and the fair values of other intangible assets require estimates, assumptions, and judgments, and are “Level 3” fair value measurements (based on unobservable inputs that are not corroborated by market data).  The results of our evaluations might have been materially different if different estimates, assumptions, and judgments had been used.

Asset Securitization

Prior to the Fiscal 2009 sale of our proprietary credit card receivables programs (see “NOTE 9. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS” below) we accounted for these programs as asset securitizations.  Asset securitization primarily involved the sale of proprietary credit card receivables to a separate and distinct special-purpose entity, which in turn transferred the receivables to a separate and distinct qualified special-purpose entity (“QSPE”).  The QSPE’s assets and liabilities were not consolidated in our balance sheets and the receivables transferred to the QSPE were isolated for purposes of the securitization program.  The QSPE issued asset-backed certificates that represented undivided interests in those credit card receivables transferred into the QSPE.  These certificates were sold to investors and we retained any undivided interests that remained unsold.  We included these remaining undivided interests and any other retained interests in “Investment in asset-backed securities” in our accompanying consolidated balance sheets.  The carrying value of these retained interests approximated their fair value.

We initially measured servicing assets and liabilities recognized in connection with our asset securitizations at fair value using a “Level 3” fair value measurement (based on unobservable inputs that are not corroborated by market data).  Subsequent to initial recognition of the servicing assets or liabilities, we amortized the servicing assets or liabilities in proportion to, and over the period of, estimated net servicing income or loss and assessed the assets or liabilities for impairment or increased obligation based on fair value at each reporting date.  See “NOTE 14.  ASSET SECURITIZATION” below for further details regarding recognition and measurement of our servicing assets and liabilities.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
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

Concurrent with the issuance of the 1.125% Notes we entered into privately-negotiated common stock call options and warrants with affiliates of the initial purchasers.  We accounted for the call options and warrants as equity instruments and included the cost of the call options and the proceeds from the sale of the warrants in additional paid-in capital in our consolidated balance sheets.

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
YEAR ENDED JANUARY 28, 2012
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

We sell gift cards to our Retail Stores segment customers through our stores and our retail-store-related websites, as well as through third parties.  We recognize revenue from gift cards when the gift card is redeemed by the customer.  Our gift cards do not contain expiration dates or inactivity fees.  We recognize gift card breakage (unused gift card balances for which we believe the likelihood of redemption is remote) as net sales based on an analysis of historical redemption patterns.

Loyalty Card Programs

We offer our customers various loyalty card programs (see “NOTE 8.  CUSTOMER LOYALTY CARD PROGRAMS” below).  Customers that join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  Certain loyalty card customers earn points for purchases which may be redeemed for merchandise coupons upon the accumulation of a specified number of points.  No membership fees are charged in connection with these programs. We recognize an accrual for discounts earned and not yet issued and discounts issued but not yet redeemed based on an analysis of historical redemption patterns.  Costs we incur in connection with administering these programs are recognized in selling, general, and administrative expenses as incurred.

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

Stock-based Compensation

Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  We use the Black-Scholes valuation model to estimate the fair value of SARs.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  The Black-Scholes model requires estimates or assumptions as to the dividend yield and price volatility of the underlying stock, the expected life of the award, and a relevant risk-free interest rate, which are more fully described in “NOTE 7. STOCK-BASED COMPENSATION PLANS” below.  Stock-based compensation for performance-based awards is initially determined using an estimate of performance levels expected to be achieved and is periodically reviewed and adjusted as required.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

During Fiscal 2009 we also granted cash-settled RSUs under our 2003 Non-Employee Directors Compensation Plan.  We record stock-based compensation related to cash-settled RSUs as a liability and adjust the liability and related compensation expense for changes in the market value of our common stock.

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

For tax positions that initially fail to qualify for recognition, we recognize a benefit in the first interim period in which the position meets the ”more-likely-than-not” threshold or is resolved through negotiation, litigation, or upon expiration of the statute of limitations.  We de-recognize a previously recognized tax benefit if we subsequently determine that the tax position no longer meets the “more-likely-than-not” threshold of being sustained.

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
YEAR ENDED JANUARY 28, 2012
(Continued)

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

Deferred Debt Acquisition Costs

Debt acquisition costs other than costs related to the equity component of our 1.125% Notes are deferred and amortized to interest expense on a straight-line basis over the life of the related debt agreement.  Debt acquisition costs related to the equity component of our 1.125% Notes have been recognized as a reduction of additional paid-in capital (see “NOTE 5.  LONG-TERM DEBT” below).

Costs of Computer Software Developed or Obtained for Internal Use

Costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred.  Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Split-dollar Life Insurance Agreements

We recognize a liability for future benefits payable to employees under our split-dollar life insurance agreements with former executive employees.  Additional information related to our split-dollar life insurance agreements is as follows:

(In thousands)	January 28, 2012	January 29, 2011
Net cash surrender value of split-dollar life insurance agreements(1)	$36,650	$39,981
Liability for benefits payable under split-dollar life insurance agreements(2)	12,618	12,096

(1)	Included in “Prepayments and other” in the accompanying consolidated balance sheets.

(2)	Included in “Accrued expenses” and “Other non-current liabilities” in the accompanying consolidated balance sheets.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

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

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S catalog and website.  Details of our accounts receivable are as follows:

(In thousands)	January 28, 2012	January 29, 2011
Due from customers	$45,067	$42,235
Allowance for doubtful accounts	(5,688)	(5,667)
Net accounts receivable	$39,379	$36,568

Details of the allowance for doubtful accounts are as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Beginning balance	$(5,667)	$(5,345)	$(6,018)
Provision for doubtful accounts	(6,140)	(5,750)	(4,985)
Collections of accounts previously written off	(650)	(692)	(659)
Accounts written off	6,769	6,120	6,317
Ending balance	$(5,688)	$(5,667)	$(5,345)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

NOTE 3.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

(Dollars in thousands)	Lives (Years)			January 28, 2012	January 29, 2011
Land				$4,727	$4,928
Buildings and improvements	10	to	40	67,624	70,388
Store fixtures	5	to	10	156,211	163,064
Equipment	3	to	10	273,183	263,839
Equipment acquired under capital leases		7		51,907	49,122
Leasehold improvements		10	(1)	459,368	471,040
Construction in progress		—		7,314	6,462
Total at cost				1,020,334	1,028,843
Accumulated depreciation and amortization				748,641	733,904
Accumulated amortization of capital lease assets				42,328	38,991
Total accumulated depreciation and amortization				790,969	772,895
Net property, equipment, and leasehold improvements				$229,365	$255,948

(1)	Or the life of the lease, if shorter.

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Depreciation and amortization of property, equipment, and leasehold improvements (including capital leases)	$56,128	$67,189	$74,245

NOTE 4.  INCOME TAXES

Income/(loss) before income taxes:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Domestic	$(945)	$(60,698)	$(97,355)
Foreign	5,971	3,842	5,821
	$5,026	$(56,856)	$(91,534)

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Income tax provision/(benefit):

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal	$(1,010)	$(5,094)	$(24,183)
State	4,219	291	5,791
Foreign	191	371	836
	3,400	(4,432)	(17,556)
Deferred:
Federal	3,263	1,206	3,106
State	380	352	878
	3,643	1,558	3,984
	$7,043	$(2,874)	$(13,572)

Net income tax payments/(refunds) were as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Net payments/(refunds)	$1,090	$(40,034)	$(21,566)

Reconciliation of the statutory Federal income tax rate to the effective tax rate:

	Year Ended
	January 28, 2012(1)	January 29, 2011		January 30, 2010
Statutory Federal income tax rate	35.0%	(35.0)%		(35.0)%
State income tax, net of Federal income tax	50.2	(2.0)		2.0
Foreign income	(37.8)	(1.7)		(1.3)
Employee benefits	(14.4)	(1.7)		(0.9)
Valuation allowance	156.1	41.0		14.7
Other, net	(49.0)	(5.7)	(2)	5.7	(3)
Effective tax rate	140.1%	(5.1)%		(14.8)%

(1)	Percentages are based on a low pre-tax income and are not necessarily comparable to other fiscal years.

(2)	Relates primarily to reductions in Federal interest and penalties during the year in conjunction with the filing of tax accounting method changes.

(3)	Relates primarily to Federal interest and penalties recognized during the year.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Components of deferred tax assets and liabilities:

(In thousands)	January 28, 2012	January 29, 2011
Deferred tax assets
Tax credit and net operating loss carryforwards	$66,559	$52,091
Accounts receivable	1,991	1,983
Inventories	3,249	3,056
Prepaid and accrued expenses	6,016	5,623
Deferred compensation	8,515	9,454
Property, equipment, and leasehold improvements	26,768	27,677
Accrued restructuring expense	3,847	4,240
Other	10,687	11,147
Total deferred tax assets	127,632	115,271

Deferred tax liabilities
Goodwill and intangible assets	(54,243)	(50,521)
Deferred rent and allowances	(20,514)	(15,558)
Total deferred tax liabilities	(74,757)	(66,079)

Valuation allowance	(104,831)	(97,505)
Net deferred tax liability	$(51,956)	$(48,313)

The net deferred tax liability is presented on the consolidated balance sheet as follows:

(In thousands)	January 28, 2012	January 29, 2011
Current deferred tax asset	$3,570	$3,153
Long-term deferred tax liability	(55,526)	(51,466)

The following income tax receivables, net, which primarily include amended return receivables as of January 28, 2012; and amended return receivables and the net operating loss (“NOL”) carryback for Fiscal 2009 as of January 29, 2011, are included in “Prepayments and other” on our consolidated balance sheets:

(In thousands)	January 28, 2012	January 29, 2011
Income taxes receivable, net	$10,048	$10,733

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

We continue to have a valuation allowance established against our net deferred tax assets.  Accordingly, during Fiscal 2011 and Fiscal 2010 we increased our valuation allowance and recognized a non-cash provision of $7,846,000 and $23,327,000, respectively. During Fiscal 2009 we increased our valuation allowance and recognized a non-cash provision of $13,481,000, net of a $29,461,000 benefit resulting from the carryback of our remaining Fiscal 2008 NOLs.  On November 6, 2009, the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) was signed into law. This Act contained a number of tax law changes, including a provision that permits companies to carry back applicable 2008 or 2009 NOLs up to five years, instead of the general two-year carryback.  We recognized the tax effects of the Act, including the re-measurement of existing current and deferred tax assets and liabilities, as well as related valuation allowances, in the interim period that included the enactment date of the change.  Accordingly, during the Fiscal 2009 Fourth Quarter we reclassified our Fiscal 2008 NOL carryforward from deferred tax assets to income tax receivable, reduced the valuation allowance previously established for these NOLs, and recognized an income tax benefit.

In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured.  When our results demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.

As of January 28, 2012 we have U.S. Federal net operating loss carryforwards of $142,208,000 and state net operating loss carryforwards of $103,907,000 that are available to offset future U.S. Federal and state taxable income.  The majority of the U.S. Federal net operating losses have a twenty-year carryforward period, and expire between Fiscal 2029 and Fiscal 2031.  The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows:  $14,763,000 in one to five years, $19,238,000 in six to ten years, $18,485,000 in eleven to fifteen years, and $51,421,000 in sixteen to twenty years.  There are other state net operating losses not included in the above amounts that have not been valued as a result of our certainty that they will not be realized in the future.

Reconciliation of the change in our liability for unrecognized tax benefits:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Gross unrecognized tax benefits, beginning of year	$28,793	$29,773	$29,179
Additions/(reductions) for tax positions related to prior years	465	(1,387)	4,140
Additions for tax positions related to current year	1,194	1,234	183
Reductions resulting from lapse of applicable statute of limitations	—	(696)	(287)
Settlements	(1,127)	(131)	(3,442)
Gross unrecognized tax benefits, end of year	$29,325	$28,793	$29,773

The portion of the liability for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income was $19,180,000 as of January 28, 2012 and $19,055,000 as of January 29, 2011.

A substantial portion of the “Other” deferred tax assets included in the components of deferred tax assets and liabilities above represents deferred tax assets related to unrecognized tax benefits.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Reconciliation of accrued interest and penalties:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Accrued interest and penalties, beginning of year	$14,755	$18,071	$12,731
Interest and penalties recognized during year	1,285	(3,316)	5,340
Accrued interest and penalties, end of year	$16,040	$14,755	$18,071

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

As of January 28, 2012 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $11,491,000 as a result of resolutions of audits related to U.S. Federal and state tax positions.

As of January 28, 2012, $39,720,000 of our cash and cash equivalents was held by our foreign subsidiary.  If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated.  We do not intend to repatriate our foreign cash and cash equivalents.

Our U.S. Federal income tax returns for Fiscal 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”) due to statute of limitations and the filing of amended returns and NOL carryback claims.  We file returns in numerous state jurisdictions, with varying statutes of limitations.  Our state tax returns for Fiscal 2007 and subsequent years, depending upon the jurisdiction, generally remain subject to examination.  The statute of limitations on a limited number of returns for years prior to Fiscal 2007 has been extended by agreement between us and the particular state jurisdiction.  The earliest year still subject to examination by state tax authorities is Fiscal 2003.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

NOTE 5.  LONG-TERM DEBT

(In thousands)	January 28, 2012	January 29, 2011
1.125% Senior Convertible Notes, due May 1, 2014	$140,451	$140,451
6.07% mortgage note, due October 11, 2014	8,248	9,035
6.53% mortgage note, due November 1, 2012	1,050	2,450
7.77% mortgage note, due December 1, 2011	—	5,793
Capital lease obligations	6,262	6,749
Total long-term debt principal	156,011	164,478
Less unamortized discount on 1.125% Senior Convertible Notes	(17,690)	(24,679)
Long-term debt – carrying value	138,321	139,799
Current portion	(4,682)	(11,449)
Net long-term debt	$133,639	$128,350

During Fiscal 2007 we issued $275,000,000 in aggregate principal amount of 1.125% Senior Convertible Notes due May 1, 2014 (the “1.125% Notes”).  The 1.125% Notes will mature on May 1, 2014 unless earlier repurchased by us or converted.  As of January 28, 2012 we had an aggregate total of $841,000 of unamortized underwriting fees and transaction costs, which are included in “Other assets” on our condensed consolidated balance sheets and are being amortized to interest expense on an effective interest rate basis over the life of the notes.

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

In addition, upon a change in control, liquidation, dissolution, or de-listing of our common stock before maturity of the 1.125% Notes (each of which would constitute a “Fundamental Change” as defined in the Indenture), we may be required to repurchase for cash all or a portion of the 1.125% Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, up to but excluding the date of purchase.  As of January 28, 2012 none of the conditions allowing holders of the 1.125% Notes to convert or to require us to repurchase the 1.125% Notes had been met.

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
YEAR ENDED JANUARY 28, 2012
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

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which diluted net income per share is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the 1.125% Notes.  The calculations include the impact of our repurchases of a portion of the 1.125% Notes discussed above.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Inasmuch as our 1.125% Notes are cash-settled convertible securities, they are separated into their debt and equity components (see “NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Senior Convertible Notes” above).  Upon maturity of the 1.125% Notes we will be obligated to repay to holders of the notes the principal value of the notes outstanding as of January 28, 2012 less the principal value of any additional notes that we repurchase prior to maturity.

The principal value, unamortized discount, and net carrying amount of the liability component and the carrying amount of the equity component of the 1.125% Notes were as follows:

(In thousands)	January 28, 2012	January 29, 2011
Principal amount of 1.125% Senior Convertible Notes	$140,451	$140,451
Unamortized discount	(17,690)	(24,679)
Liability component of 1.125% Senior Convertible Notes	$122,761	$115,772

Equity component of 1.125% Senior Convertible Notes	$88,875	$88,875

The contractual interest expense, amortization of debt discount, and effective interest rate for the 1.125% Notes were as follows:

	Year Ended
(Dollars in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Contractual interest expense	$1,580	$1,797	$2,590
Amortization of debt discount	6,989	7,332	9,885
Total interest expense	$8,569	$9,129	$12,475
Effective interest rate	7.4%	7.4%	7.4%

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

The Amended Agreement provides for borrowings under either “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans are variable and will generally accrue interest at a margin ranging from 1.0% to 1.5% over the Base Rate (as defined in the Agreement).  Eurodollar Rate loans will generally accrue interest at a margin ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) as adjusted for reserves.  The applicable margin will be adjusted each fiscal month based on our Monthly Average Liquidity (as defined in the Amended Agreement) for the preceding month.  We are also required to pay a monthly unused line fee ranging from 0.375% to 0.5% of the amount by which the maximum credit available under the Amended Facility exceeds the average daily principal balance of any outstanding revolving loans and letters of credit.  As of January 28, 2012 the applicable rates under the facility were 4.25% (Base Rate plus 1%) for Base Rate Loans and 2.27% (LIBOR plus 2%) for Eurodollar Rate Loans.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

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

As of January 28, 2012 we had an aggregate total of $3,916,000 of unamortized deferred debt acquisition costs related to the facility that will be amortized on a straight-line basis over the life of the Amended Facility as interest expense.  There were no borrowings outstanding under the facility as of January 28, 2012.

During Fiscal 2011 we acquired $2,883,000 of technology equipment under capital leases. Our capital leases generally have initial terms of 60 months and contain a bargain purchase option.  As of January 28, 2012 the imputed interest rate on our outstanding capital leases was 6.3%.

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

The 7.77% mortgage note had a ten-year term with 119 monthly installments of principal and interest of $103,000 and a balloon payment of $5,220,000 , which we paid in December 2011.  The note was secured by a mortgage on land, buildings, and fixtures we own at our offices in Bensalem, Pennsylvania and by leases we owned or rents we received, if any, from tenants of the Bensalem facility.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Cash payments for interest were as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Cash payments for interest(1)	$4,904	$5,879	$6,655

(1)	There was no interest expense capitalized during the periods presented.

Aggregate maturities of long-term debt and minimum lease payments under capital leases during the next five fiscal years are as follows:

	Year Ended
(In thousands)	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017
Mortgage notes	$1,888	$891	$6,519	$—	$—
Capital lease obligations	2,794	1,791	716	763	198
1.125% Senior Convertible Notes	—	—	140,451	—	—
	$4,682	$2,682	$147,686	$763	$198
Minimum lease payments under capital leases(1)	$3,100	$1,951	$802	$802	$200

(1)	Includes aggregate imputed interest of $594.

NOTE 6.  STOCKHOLDERS’ EQUITY

Our authorized shares consist of:

•	1,000,000 shares of Series Participating Preferred Stock, $1.00 par value, of which 500,000 shares of Participating Series A Junior Preferred Stock, $1.00 par value, have been authorized;

•	300,000,000 shares of common stock, $0.10 par value.

In November 2007 our Board of Directors authorized a $200,000,000 share repurchase program.  We may make share purchases from time to time in the open market or through privately-negotiated transactions and expect to fund the repurchases primarily from operating cash flow.  The timing of such repurchases and the number of shares repurchased will depend on market conditions and we intend to hold shares repurchased as treasury shares.  This repurchase program has no expiration date.  As of January 28, 2012, $197,365,000 was available for future repurchases under this program.

As of January 28, 2012 we held an aggregate total of 38,617,180 treasury shares with an aggregate cost of $348,400,000.  Our amended and restated loan and security agreement (the “Amended Agreement”) allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the Amended Agreement) for the six months preceding the date of such repurchase, as of the date of such repurchase, and on a projected pro forma basis for the 12 consecutive fiscal months thereafter. The Amended Agreement allows common stock repurchases at lower levels of "Excess Availability" subject to maintaining a minimum "Fixed Charge Coverage Ratio" (as defined in the Amended Agreement) on a pro forma basis for the 12 months immediately preceding such repurchase.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

NOTE 7.  STOCK-BASED COMPENSATION PLANS

2010 Stock Award and Incentive Plan

The 2010 Stock Award and Incentive Plan (the “2010 Plan”) was approved by our Board of Directors and shareholders in Fiscal 2010.  The 2010 Plan replaces our 2004 Stock Award and Incentive Plan (the “2004 Plan”) and no new awards will be granted under the 2004 Plan.  Shares for equity awards to our non-employee directors under our 2003 Non-Employee Directors Compensation Plan (the “2003 Plan”), including grants of awards in Fiscal 2010, will also be drawn from the 2010 Plan and no further awards will be granted from remaining shares which were reserved under the 2003 Plan.  In addition, no further awards will be granted under our 1988 Key Employee Stock Option Plan (the “1988 Plan”). The 2004 Plan, 2003 Plan, and 1988 Plan are further described below.

The number of shares reserved for issuance under the 2010 Plan consist of 4,000,000 shares plus (i) 2,414,004 shares remaining available under the 2004 Plan, which have been transferred to the 2010 plan, and (ii) shares subject to outstanding awards under the 2004 Plan and predecessor plans (2000 Associates’ Stock Incentive Plan and 1993 Employees’ Stock Incentive Plan, which are described below, and 1999 Associates’ Stock Incentive Plan) that are canceled, forfeited, or otherwise become available under the share recapture provisions of the 2010 Plan.  Unissued shares remaining available under the 2003 Plan and 1988 Plan as of June 24, 2010 were not added to the shares authorized under the 2010 Plan.

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

Additional information related to the 2010 Plan is as follows:

	Year Ended
	January 28, 2012	January 29, 2011
RSUs granted	657,691	324,206
Weighted average market price at date of grant	$3.89	$4.76
Shares issued under RSUs	304,926	—
Cancellations of RSUs	34,250	—
RSUs outstanding at end of period	642,721	324,206
SARs exercisable at year-end	39,159	—

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

2004 Stock Award and Incentive Plan

The 2004 Plan replaced our 2000 Associates’ Stock Incentive Plan (the “2000 Plan”) and our 1993 Employees’ Stock Incentive Plan (the “1993 Plan”), which are described below, and our 1999 Associates’ Stock Incentive Plan.  In 2009 our shareholders re-approved the material terms of the performance goals under the 2004 Plan in order to preserve our Federal income tax deduction for performance-based awards under the plan.  As a result of the adoption of our 2010 Plan (described above), no further awards will be granted under the 2004 Plan.  The plan was administered by our Board of Directors and its Compensation Committee.

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

Additional information related to our 2004 Plan is as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
RSUs granted	—	300,417	—
Weighted average market price at date of grant	$—	$5.15	$—
Shares issued under RSAs/RSUs	281,282	256,485	253,671
Cancellations of RSAs/RSUs	56,656	63,396	258,761
RSAs/RSUs outstanding at year-end	354,863	692,801	712,265
SARs exercisable at year-end	1,160,423	911,660	314,919

2003 Non-Employee Directors Compensation Plan

Directors who are not employed by our company are eligible to participate in the 2003 Plan.  Our Board of Directors administers the plan and approves the form and amount of awards under the plan.  This plan provided for the grant of stock options, SARs, RSAs, RSUs, or deferred shares of up to an aggregate total of 600,000 shares of our common stock.  No more than 50% of the shares reserved for issuance under the plan could be issued as restricted stock awards or RSUs.  As a result of the adoption of the 2010 Plan (see above), shares for equity awards to our non-employee directors under the 2003 Plan, including grants of awards in Fiscal 2010, will also be drawn from the 2010 Plan and no further awards will be granted from remaining shares which were reserved under the 2003 Plan.  The 2003 Plan is a sub-plan under the 2010 Plan and represents the policy-governing directors’ compensation, which is subject to modification or replacement from time to time by the Board of Directors.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Under the 2003 Plan annual RSUs for a number of shares equivalent to $135,000 of aggregate market value on the date of grant were granted to each non-employee director serving at the date of our Annual Meeting of Shareholders.  On January 18, 2012 our Board of Directors amended the 2003 Plan to provide that the automatic annual grant of RSUs to non-employee directors will take place on June 1 each year rather than at the date of the Annual Meeting of Shareholders. The RSUs continue to vest in one year on June 1 as is currently the practice. Each RSU represents a right to receive one share of common stock or cash of equal value, at the company’s option, at the date of vesting or, if deferred by the director, at a later date after termination of service.  Non-employee directors could also elect to receive deferred shares of common stock of an equivalent market value instead of cash director’s fees.

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

Additional information related to our 2003 Plan is as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Shares issued under RSAs/RSUs	—	—	15,334
Options exercisable at year-end	69,000	120,658	263,158

2000 Associates’ Stock Incentive Plan

The 2000 Plan provided for the grant of options, SARS, RSAs, deferred stock, or other stock-based awards of up to an aggregate total of 5,000,000 shares of our common stock.  The form of the grants, exercise price, and maximum term, where applicable, were at the discretion of our Board of Directors and its Compensation Committee.  As a result of our adoption of the 2004 Plan, we no longer issue options or awards under this plan.  Additional information related to our 2000 Plan is as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Shares issued under RSAs	—	—	58,560
Options exercisable at year-end	—	214,300	439,060

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

1993 Employees’ Stock Incentive Plan

The 1993 Plan provided for the grant of options or RSAs for up to an aggregate total of 10,898,726 shares of common stock plus 1,843,258 unissued shares available under our discontinued 1990 Employees’ Stock Incentive Plan.  The form of the grants and exercise price, where applicable, were at the discretion of our Board of Directors and its Compensation Committee.  The maximum term of options issued under the 1993 Plan was ten years.  As a result of the adoption of the 2004 Plan, we no longer issue options or RSAs under this plan.

Additional information related to our 1993 Plan is as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Shares issued under RSAs	—	—	73,440
Options exercisable at year-end	—	149,640	280,640

1988 Key Employee Stock Option Plan

Our 1988 Plan provided for the grant of options to our key employees to purchase up to an aggregate total of 3,000,000 shares of our common stock.  The exercise price of options granted under this plan was $1.00 per share.  As a result of the adoption of the 2010 Plan we no longer issue options under this plan.  Additional information related to our 1988 Plan is as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Options exercisable at year-end	—	5,884	8,504

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

The table below summarizes options/SARs activity under our various plans:

	Option/ SARs Shares	Weighted Average Exercise Price	Range of Exercise Prices per Share
Outstanding at January 31, 2009(1)	3,292,385	$5.09	$1.00	—	$13.84
Granted – exercise price equal to market price(2)	4,775,360	1.74	0.99	—	5.72
Canceled/forfeited	(970,310)	4.48	1.00	—	11.28
Exercised	(20,482)	2.20	1.00	—	4.78
Outstanding at January 30, 2010(3)	7,076,953	2.92	0.99	—	13.84
Granted – exercise price equal to market price	1,032,607	5.05	3.54	—	6.62
Canceled/forfeited(4)	(1,978,215)	3.52	0.99	—	11.28
Exercised	(33,192)	1.45	1.00	—	2.93
Outstanding at January 29, 2011(5)	6,098,153	3.10	1.00	—	13.84
Granted – exercise price equal to market price	2,569,450	3.98	2.71	—	4.95
Canceled/forfeited	(935,967)	4.86	1.00	—	13.84
Exercised(6)	(1,640,322)	1.80	1.00	—	4.00
Outstanding at January 28, 2012(7)	6,091,314	$3.55	$1.00	—	$11.28
Exercisable at January 28, 2012(7)	1,475,746	$3.23	$1.03	—	$11.28

(1)	Includes 709,646 shares related to “inducement grants”of SARs in accordance with Nasdaq Marketplace Rule 5635(c)(4).

(2)	Includes 1,250,000 shares related to “inducement grants.”

(3)	Includes 1,959,646 shares outstanding related to “inducement grants,” of which 177,222 shares were exercisable.

(4)	Includes 543,150 shares rated to "inducement grants."

(5)	Includes 1,416,496 shares outstanding related to “inducement grants,” of which 427,848 shares were exercisable.

(6)	Includes 825,000 shares exercised related to “inducement grants.”

(7)	Includes 591,496 shares outstanding related to “inducement grants,” of which 207,164 shares were exercisable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

The table below summarizes information regarding weighted average exercise price and weighted average remaining contractual life in years for options/SARs outstanding and options/SARs exercisable as of January 28, 2012 for the ranges of exercise prices shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Ranges of Exercise Prices
$1.00– $5.00:
Options/SARs outstanding	5,321,259	$3.26	5.0
Options/SARs exercisable	1,226,685	2.63	3.9
$5.01– $10.00:
Options/SARs outstanding	755,055	$5.44	5.0
Options/SARs exercisable	234,061	5.85	4.6
$10.01– $11.28:
Options outstanding	15,000	$11.28	4.4
Options exercisable	15,000	11.28	4.4

The table below summarizes certain additional information with respect to our options, SARs and awards:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Aggregate intrinsic value of options/SARs outstanding at year-end(1)	$8,531	$—	$20,610
Aggregate intrinsic value of options/SARs exercisable at year-end(1)	2,545	—	—
Aggregate market value of unvested stock awards at year-end	4,938	3,112	4,157
Aggregate intrinsic value of options/SARs exercised during the year(2)	2,232	78	65
Aggregate market value of stock awards vested during the year	2,290	1,538	875

(1)	Aggregate market value at year-end less aggregate exercise price.

(2)	Aggregate market value on date of exercise less aggregate exercise price.

Total stock-based compensation expense was as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Stock-based compensation expense, excluding cash-settled RSUs	$5,155	$4,698	$6,844
Stock-based compensation expense, cash-settled RSUs	—	4	819
Total stock-based compensation expense	$5,155	$4,702	$7,663

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Total stock-based compensation expense not yet recognized, related to the non-vested portion of SARs and awards outstanding, was $10,701,000 as of January 28, 2012.  The weighted-average period over which we expect to recognize this compensation expense is approximately 3 years.

In applying the Black-Scholes model to determine the fair value of SARs we used the following assumptions: historically estimated stock price volatilities of 81.3% to 94.2%; a dividend yield of 0.0%; an expected life, based on historical experience, of 7.0 years; and risk-free interest rates of 1.38% to 3.6%.  For our Employee Stock Purchase Plan we used historically estimated stock price volatilities of 54.2% to 190.2%; a dividend yield of 0.0%; actual life of 3.0 months; and risk-free interest rates of 0.0% to 0.19%.

The weighted average grant date fair values for options and SARs granted, using the Black-Scholes model and assumptions described above, are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Exercise price equal to market price	$3.19	$4.06	$1.35

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

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Shares purchased	156,281	138,415	257,238
Weighted average market price at date of grant	$3.57	$4.49	$2.57

As of January 28, 2012 the following shares were available for future grants under our stock-based compensation plans:

Shares Available
2010 Stock Award and Incentive Plan	5,106,330
Employee Stock Purchase Plan	252,394

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

NOTE 8.  CUSTOMER LOYALTY CARD PROGRAMS

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

Additional information with respect to our various loyalty card programs is as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
FASHION BUG loyalty card revenues recognized	$8,570	$9,187	$10,772
CATHERINES loyalty card revenues recognized	9,523	9,473	8,882
Accrual at end of year for discounts earned but not yet issued and discounts issued but not yet redeemed	2,618	2,277	3,161

NOTE 9.  SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS

In Fiscal 2009 we sold our proprietary credit card receivables programs to World Financial Network Bank (“WFNB”), a subsidiary of Alliance Data Systems Corporation (“Alliance Data”), and entered into ten-year operating agreements (the “operating agreements”) with Alliance Data for the provision of private-label credit card programs for our customers.  We received net cash proceeds of $136,647,000 related to the transaction and recognized one-time net charges as a result of the sale of $14,237,000, primarily related to reimbursement to Alliance Data for system conversion costs related to assumption of the third-party transitional services, as well as legal and professional services, severance, and retention costs associated with the sale of the programs.  Further information regarding our proprietary credit card receivables programs is included in “NOTE 14.  ASSET SECURITIZATION” below.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

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

Gross proceeds from the transaction were $166,647,000.   Approximately $22,000,000 of the gross proceeds were paid to a third-party administrative services provider for the programs to fund the early termination of a multi-year service contract and approximately $8,000,000 of the gross proceeds were paid to Alliance Data to reimburse them for transition services to be provided to them by the third-party service provider.  In addition, on the sale date, we surrendered the charter of the Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank, and merged the remaining assets and liabilities of the Bank into another non-banking subsidiary.

We receive ongoing payments from Alliance Data under the operating agreements based on credit sales generated by our private-label credit card customers.  These payments are recognized as a reduction of selling, general and administrative expenses, similar to revenues associated with our proprietary credit card receivables program prior to the sale.  Alliance Data assumed the servicing obligations for the Trust effective as of the date of sale.  Therefore, we have no further obligations with respect to financing our credit card programs.  The operating agreements may be terminated early by either party for cause upon the occurrence of certain events as specified in the agreements including, but not limited to: unsatisfactory performance by WFNB under the terms of the agreements; substantial declines in private-label credit card sales volume or substantial closings of sales channels; and events of insolvency or other material defaults.

NOTE 10.  IMPAIRMENT OF STORE ASSETS

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

The non-cash impairment charges recognized in connection with these write-downs were as follows:

	Year Ended
(in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Impairment of store assets	$—	$17,054	$15,741

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

NOTE 11.  RESTRUCTURING AND OTHER CHARGES

The following table summarizes our restructuring and other charges:

	Costs Incurred as of	Costs Incurred for Fiscal Year Ended	Estimated Remaining Costs		Total Estimated/ Actual Costs as of
(In thousands)	January 29, 2011	January 28, 2012	To be Incurred		January 28, 2012
Fiscal 2011 Announcements
Transformational initiatives	$—	$6,194	$3,813	(1)	$10,007
Store impairment charges	—	654	—		654
Store lease termination charges	—	2,254	—		2,254

Fiscal 2010 Announcements
Closing of under-performing stores:
Non-cash impairment charge for CATHERINES® stores in outlet locations	3,210	—	—		3,210
Store lease termination and other charges	—	208	4,200		4,408
Severance for departure of former CEO	2,898	—	—		2,898

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET® stores:
Non-cash accelerated depreciation	612	—	—		612
Store lease termination charges	1,070	—	—		1,070
Other non-cash costs	195	—	—		195
Closing of under-performing stores:
Store lease termination charges	2,691	1,932	300		4,923

Fiscal 2007 and Fiscal 2008 Announcements
Lease termination and accretion charges	11,575	(18)	1,555	(2)	13,112
Severance, retention, and other costs	5,123	14	—		5,137
Closing of under-performing stores:
Store lease termination charges	8,305	—	—		8,305
Total	$35,679	$11,238	$9,868		$56,785

(1)
We cannot estimate all remaining costs related to our plans to divest FASHION BUG and to undertake a comprehensive strategic review at this time as we cannot assure the implementation of the divestiture or any additional courses of action that may result from the review.

(2)	Accretion charges related to lease termination liability for assets retained from the sale of our Crosstown Traders apparel catalogs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Year Ended		Accrued
	as of	January 28, 2012		as of
(In thousands)	January 29, 2011(1)	Costs Incurred	Payments/ Settlements	January 28, 2012(1)
Fiscal 2011 Announcements
Transformational initiatives	$—	$6,194	$(3,980)	$2,214
Store lease termination charges	—	2,345	(1,002)	1,343

Fiscal 2010 Announcements
Severance for departure of former CEO	1,910	—	(1,122)	788
Closing of under-performing stores:
Store lease termination charges	619	1,465	(1,423)	661

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	599	—	(436)	163
Closing of under-performing stores:
Store lease termination charges	485	2,249	(983)	1,751

Fiscal 2007 and Fiscal 2008 Announcements
Non-core misses apparel assets:
Lease termination charges	7,074	(18)	(2,900)	4,156
Other costs	153	—	—	153
Transformational initiatives:
Severance and retention costs	117	14	(131)	—
Closing of under-performing stores:
Store lease termination charges	798	—	(333)	465
Total	$11,755	$12,249	$(12,310)	$11,694

(1)	Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.

Fiscal 2011 Announcements

Fiscal 2011 Transformational Initiatives

In December 2011 we announced that we are undertaking a comprehensive strategic and financial review of our operations to determine how best to enhance shareholder value. As part of these efforts, we announced plans to divest our FASHION BUG business and focus on the growth of our LANE BRYANT brand. This review is expected to focus on optimizing the use of our cash position to drive the potential of the LANE BRYANT brand, as well as evaluating other alternatives to further enhance shareholder value. A time frame for the divestiture of FASHION BUG or the completion of the strategic review has not yet been determined. During the year ended January 28, 2012 we recognized professional fees and retention costs of $6,194,000 related to our plans to divest our FASHION BUG business and to undertake our comprehensive strategic review. The results of operations of our FASHION BUG business are not reported as discontinued operations as the requirements for treating the business as held-for-sale were not met as of January 28, 2012.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Fiscal 2011 Store Impairment Charges

During the Fiscal 2011 Third Quarter we performed an impairment review of long-lived assets for FASHION BUG and identified 18 stores with asset carrying values in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, during the year ended January 28, 2012 we recognized non-cash impairment charges of $654,000 to write down the long-lived assets (primarily leasehold improvements) at these stores to their respective fair values. Due to the nature of the assets being written down and our past history of abandoning such assets, we have determined the fair value of the assets to be minimal.

Fiscal 2011 Closure of Under-performing Stores

During the Fiscal 2011 Fourth Quarter we approved the planned closing of 18 under-performing FASHION BUG stores and closed all of these under-performing stores by the end of the Fiscal 2011 Fourth Quarter.

Fiscal 2010 Announcements

Fiscal 2010 Closure of Under-performing Stores

During the Fiscal 2010 Fourth Quarter we announced the planned closing of approximately 215 under-performing stores, of which a majority are FASHION BUG stores.  We closed 200 of these under-performing stores in Fiscal 2011.  Included in the 215 under-performing store closures are 30 CATHERINES stores in outlet locations that did not meet our profitability objectives and therefore will be closed by the end of Fiscal 2012.  As a result of the decision to close the CATHERINES stores in outlet locations, we recognized a non-cash impairment charge of $3,210,000.  We expect to incur approximately $4,200,000 for lease termination and other costs primarily related to the closing of the CATHERINES stores in outlet locations over the next year to complete the above closures.

Fiscal 2010 Departure of Former CEO

As a result of the resignation of our former chief executive officer during the Fiscal 2010 Third Quarter we recognized severance and related costs, including accelerated stock compensation costs, in accordance with the severance agreement.  The liability as of January 28, 2012 represents the remaining severance obligation that is scheduled to be paid to him through the end of the Fiscal 2012 Third Quarter.

Fiscal 2009 Announcements

Fiscal 2009 Closure of Under-performing Stores

During the Fiscal 2009 Fourth Quarter we performed an impairment review of long-lived assets and identified 89 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows (see “NOTE 10.  IMPAIRMENT OF STORE ASSETS” above).  In conjunction with that review we announced a store closing program for approximately 40 – 50 of those impaired stores.  As a result of the decision to close these stores we incurred lease termination charges and expect to close approximately 26 stores that remained open as of January 28, 2012 by the end of Fiscal 2012.

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
YEAR ENDED JANUARY 28, 2012
(Continued)

Fiscal 2007 and Fiscal 2008 Announcements

Fiscal 2008 Departure of Former CEO

As a result of the resignation of our former chief executive officer, during Fiscal 2008 we recognized severance and related costs, including accelerated stock compensation costs, in accordance with the employment agreement.  The liability for the severance obligation was paid during Fiscal 2009 and Fiscal 2010 in accordance with her separation agreement.

Non-core Misses Apparel Assets

As part of the September 18, 2008 definitive agreement for the sale of the Crosstown Traders apparel catalogs, we retained certain components of the infrastructure of the Crosstown Traders apparel catalogs.  Accordingly, we entered into transitional service agreements with an affiliate of Orchard Brands (the purchaser) to provide certain services, including information technology, use of existing facilities, and financial services.  Subsequent to the transitional period, which ended during the Fiscal 2009 Third Quarter, we were responsible for the remaining lease liabilities for the retained facilities.  Additionally, we recognized non-cash accelerated depreciation related to the retained fixed assets over the transitional services period.  We recognized a lease termination liability of approximately $11,141,000 as a result of the termination of the transitional service agreements when we ceased to use the retained leased facilities.  The lease termination liability represents the present value of the remaining lease liability, less estimated sub-lease rental income, discounted using a credit-adjusted risk-free rate, and was initially recorded at fair value using a “Level 3” fair value measurement (based on unobservable inputs that are not corroborated by market data).

Transformational Costs

We began to execute on a multi-year strategy in Fiscal 2008 with the assistance of experienced third-party retail consultants to ensure the viability of the Company and our brands, enhance our competitive position, and to improve our financial results over time.  The strategy encompassed refocusing on our core retail brands; simplifying the business by eliminating distractions and divesting non-core assets; substantially reducing operating expenses and streamlining operations; and maintaining and protecting our strong balance sheet and liquidity position.

Shutdown of LANE BRYANT WOMAN Catalog

During Fiscal 2008 we decided to discontinue our LANE BRYANT WOMAN catalog.  As a result of this decision we recognized a markdown allowance of $4,220,000 to properly state inventory at the lower of cost or market.  Additionally, we recognized severance and retention costs for the elimination of approximately 100 positions and non-cash accelerated depreciation related to fixed assets that we ceased to use after the closure of the catalog.  We completed the shutdown of LANE BRYANT WOMAN catalog during Fiscal 2009.

Fiscal 2008 Elimination of Positions

In Fiscal 2008 we announced a workforce reduction of approximately 225 positions, which represented both terminations and elimination of open positions.  Accordingly, we recognized severance costs related to the terminated employees.  We completed the payment of severance for the terminated employees in Fiscal 2009.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Fiscal 2008 Closure of Under-performing Stores

In Fiscal 2008 we announced a store closing program for approximately 100 under-performing stores.  As a result of the decision to close these stores we incurred non-cash accelerated depreciation in Fiscal 2009. We completed the under-performing store closing program in Fiscal 2009.

figure Magazine Shutdown Costs

In Fiscal 2008 we decided to shutdown our figure magazine operation.  As a result of this decision, we incurred contract termination costs in accordance with the terms of our third-party agreement.  We completed the shutdown of the figure magazine in Fiscal 2009.

NOTE 12.  EMPLOYEE RETIREMENT BENEFIT PLANS

We provide a comprehensive retirement benefit program for our employees.  The program includes a 401(k) employee savings plan under which eligible participating employees may elect to contribute up to 80% of their compensation to an investment trust.  The 401(k) plan includes a provision for a matching company contribution.  As of the beginning of April 2009 we suspended the existing matching company contribution of 50% of the participant’s elective contribution on up to 6% of the participant’s compensation. Effective January 2012 we reinstated a matching company contribution of 50% of the participant's elective contribution on up to 2% of the participant's compensation. Participating employees are immediately vested in their own contributions.  Full vesting in the matching company contribution occurs on the earlier of the participant’s attainment of 5 years of service or upon retirement, death, or disability, as defined in the plan.  Company matching contributions are made in cash, and the available trust investment options do not include investment in our own common stock.  The program also provides for a noncontributory profit-sharing plan that covers substantially all full-time employees who meet age and service requirements.  Contributions to the profit-sharing plan plan are completely discretionary and are determined by our Board of Directors on an annual basis.  There were no contributions to the profit-sharing plan during Fiscal 2011, Fiscal 2010, or Fiscal 2009.

We also provide a non-qualified deferred compensation plan to officers and certain key executives.  Under this plan participants may contribute up to 77% of their base compensation and 90% of bonus compensation.  This plan includes a provision for matching company contributions.  As of the beginning of April 2009 we suspended the existing matching company contribution of 50% of the participant’s contribution on up to 6% of the participant’s compensation, less any matching contributions made for the participant under our 401(k) plan. Subsequent to April 2009, no matching company contributions have been made to the plan through January 28, 2012.

Through December 31, 2008 we also provided a non-qualified defined contribution supplemental retirement plan for certain management and key executives.  Under this plan we contributed amounts to participant accounts based on age and years of plan service, as well as earnings as defined in the plan. We discontinued the plan effective as of December 31, 2008 and ceased making retirement credits to the plan.  In addition, we reduced the interest rate to be credited on participants’ accounts under the plan to 3.5% and participants’ accounts became fully vested.  Distribution of participant accounts occur over one-to-three years based on the account balance.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

The total expenses for our employee retirement benefit plans are as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
401(k) plan	$88	$0	$145
Non-qualified deferred compensation plan	253	(138)	248
Non-qualified supplemental retirement plan	0	36	357
Total retirement benefit plans expenses/(income)	$341	$(102)	$750

The accrued benefits liabilities for our non-qualified plans were as follows:

(In thousands)	January 28, 2012	January 29, 2011
Non-qualified deferred compensation plan	$8,911	$10,279
Non-qualified supplemental retirement plan	—	671
Total accrued non-qualified plan benefits	$8,911	$10,950

NOTE 13.  NET LOSS PER SHARE

	Year Ended
(In thousands, except per share amounts)	January 28, 2012		January 29, 2011		January 30, 2010
Basic weighted average common shares outstanding	116,691		115,829		115,626
Dilutive effect of SARs, stock options, and awards	—	(1)	—	(1)	—	(1)
Diluted weighted average common shares and equivalents outstanding	116,691		115,829		115,626
Net loss used to determine basic and diluted net loss per share	$(2,017)		$(53,982)		$(77,962)
SARs and stock options with weighted average exercise price greater than market price, excluded from computation of diluted net loss per share:
Number of shares	—	(1)	—	(1)	—	(1)
Weighted average exercise price per share	$—		$—		$—

(1)	SARs, Stock options, and awards are excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “NOTE 5. LONG-TERM DEBT” above for further information regarding our 1.125% Notes, call options, and warrants.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Grants of stock awards under our restricted stock award programs generally require continuing employment for a specified period of time as a condition for vesting of the award.  Grants that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted net income per share using the treasury stock method if the impact of the award is dilutive.  Upon vesting, shares issued under these award programs are included in the calculation of basic net income/(loss) per share.

NOTE 14.  ASSET SECURITIZATION

Prior to the sale of our proprietary credit card receivables programs (see "NOTE 9. SALE OF PROPRIETARY CREDIT CARD RECEIVABLES PROGRAMS" above) our FASHION BUG, LANE BRYANT, CATHERINES, and PETITE SOPHISTICATE proprietary credit card receivables were originated by Spirit of America National Bank (the “Bank”), our wholly-owned credit card bank.  The Bank transferred its interest in all of the receivables associated with these programs to the Charming Shoppes Master Trust (the “Trust”) through Charming Shoppes Receivables Corp., a separate and distinct special-purpose entity.

Prior to the sale of our proprietary credit card receivables programs we accounted for the securitization of our proprietary credit card receivables as follows:

•
Qualified Special-Purpose Entities ("QSPEs") sold interests in the receivables on a revolving basis for a specified term.  At the end of the revolving period, an amortization period began during which the QSPEs made principal payments to the parties that entered into the securitization agreement with the QSPEs.  All assets of the QSPEs (including the receivables) were isolated and supported the securities issued by those entities.

•
We recorded gains or losses on the securitization of our proprietary credit card receivables based on the estimated fair value of the assets retained and liabilities incurred in the sale.  Gains represented the present value of the estimated cash flows that we retained over the estimated outstanding period of the receivables.  This excess cash flow essentially represented an "interest-only strip" ("I/O strip"), consisting of the present value of the finance charges and late fees in excess of the amounts paid to certificate holders, credit losses, and servicing fees.

•
We used various valuation assumptions in determining the fair value of our I/O strip.  We estimated the values for these assumptions using historical data, the impact of the economic environment on the performance of the receivables sold, and the impact of the potential volatility of the market for similar instruments in assessing the fair value of the retained interests.

•
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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

We recognized the following activity related to the I/O strip:

Year Ended
(In thousands)	January 30, 2010(1)
Value of the I/O strip at beginning of year	$19,298
Additions to the I/O strip	19,402
Amortization of the I/O strip	(21,925)
Valuation adjustments	4,939
Sale of asset securitization program	(21,714)
Value of the I/O strip at end of year	$—

(1)	Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

We recognized the following activity related to the servicing liability:

Year Ended
(In thousands)	January 30, 2010(1)
Value of the servicing liability at beginning of year	$3,046
Additions to the servicing liability	2,978
Amortization of the servicing liability	(3,040)
Sale of asset securitization program	(2,984)
Value of the servicing liability at end of year	$—

(1)	Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

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
YEAR ENDED JANUARY 28, 2012
(Continued)

The impact of our securitization activity on our consolidated statements of operations and comprehensive income was as follows (all items are included in selling, general, and administrative expenses):

Year Ended
(In thousands)	January 30, 2010(1)
Gain on sale of receivables to the Trust	$19,402
Amortization of the I/O strip	(21,925)
Valuation adjustments of the I/O strip	4,939
Residual cash flow earned related to I/O interest(2)	68,326
Additions to the servicing liability	(2,978)
Amortization of the servicing liability	3,040
Decrease in selling, general, and administrative expenses	$70,804

(1)	Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

(2)	Includes servicing fees of $7,228.

The cash flow related to our sale of the receivables to the Trust, the activity related to amortization and valuation adjustments to the I/O Strip and servicing liability, and the activity related to the excess spread revenues have been treated as operating cash flows.  These activities have been included in net cash provided by operating activities on the consolidated statements of cash flows.

Our sales of certificates issued by the Trust, which have been reported as investing cash flows, were as follows:

Year Ended
(In thousands)	January 30, 2010(1)
Sales of certificates issued by the Trust	$51,400

(1)	Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

The following table presents additional information relating to the receivables in our Trust prior to the sale of the credit card portfolio:

Year Ended
(In thousands)	January 30, 2010(1)
Proceeds from sales of new receivables to QSPE	$530,544
Collections reinvested in revolving-period securitizations	674,185
Cash flows received on retained interests	68,326
Servicing fees received	7,228
Net credit losses	37,035

(1)	Through October 30, 2009 (the date of sale of the proprietary credit card receivables programs).

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

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

The key assumptions used to value our retained interest were as follows:

	October 30, 2009(1)
Payment rate	11.2%	-	13.8%
Residual cash flows discount rate	15.5%	-	16.5%
Net credit loss percentage	7.3%	-	12.0%
Average life of receivables sold (years)	0.6	-	0.7

(1)	The date of sale of the proprietary credit card receivables programs.

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

(In thousands)	October 30, 2009(1)
Trading securities:
I/O strip	$21,714
Retained interest (primarily collateralized cash)	63,683

Available-for-sale securities:
Ownership interest	51,250
Investment in asset-backed securities	$136,647

(1)	The date of sale of the proprietary credit card receivables programs.

NOTE 15.  LEASES

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

Our rent expense was as follows:

	Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Minimum rent	$167,422	$182,532	$197,986
Percentage rent	5,181	3,468	3,422
Other occupancy costs(1)	72,850	81,145	91,595
	$245,453	$267,145	$293,003

(1)	Primarily real estate taxes and common area maintenance charges.

Minimum annual rent commitments for all non-cancelable leases for the next five fiscal years and thereafter are as follows:

	Year Ended
(In thousands)	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	Thereafter
Minimum annual rent commitments	$175,576	$127,244	$93,421	$70,760	$50,851	$52,595

Deferred rent liabilities related to rent escalations and landlord incentives or allowances included in other non-current liabilities on our consolidated balance sheets were as follows:

(In thousands)	January 28, 2012	January 29, 2011
Deferred rent liabilities	$84,871	$99,518

NOTE 16.  SEGMENT REPORTING

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
YEAR ENDED JANUARY 28, 2012
(Continued)

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

(In thousands)	Retail Stores	Direct-to- Consumer(1)	Corporate and Other		Consolidated
Fiscal 2011
Net sales	$1,871,042	$121,329	$—		$1,992,371
Depreciation and amortization	43,108	1,115	12,458		56,681
Income from operations	110,480	6,156	(97,954)	(2)	18,682
Net interest expense and other income	—	—	(13,656)		(13,656)
Income tax provision	—	—	7,043		7,043
Net loss	110,480	6,156	(118,653)		(2,017)
Capital expenditures	14,231	1,967	18,734		34,932

As of January 28, 2012
Total assets	$550,993	$88,713	$378,220		$1,017,926

Fiscal 2010
Net sales	$1,946,668	$115,151	$—		$2,061,819
Depreciation and amortization	54,489	1,086	12,764		68,339
Loss from operations	53,589	8,894	(106,478)	(3)	(43,995)
Gain on repurchases of 1.125% Senior Convertible Notes	—	—	1,907		1,907
Net interest expense and other income	—	—	(14,768)		(14,768)
Income tax benefit	—	—	(2,874)		(2,874)
Net loss	53,589	8,894	(116,465)		(53,982)
Capital expenditures	20,956	669	14,153		35,778

As of January 29, 2011
Total assets	$615,540	$82,534	$324,584		$1,022,658

Fiscal 2009
Net sales	1,947,546	116,630	426		2,064,602
Depreciation and amortization	59,694	1,330	15,278		76,302
Loss from operations	65,290	2,649	(155,487)	(4)	(87,548)
Gain on repurchases of 1.125% Senior Convertible Notes	—	—	13,979		13,979
Net interest expense and other income	—	—	(17,965)		(17,965)
Income tax benefit	—	—	(13,572)		(13,572)
Net loss	65,290	2,649	(145,901)		(77,962)
Capital expenditures	11,310	42	11,298		22,650

As of January 30, 2010
Total assets	$666,339	$78,519	$412,631		$1,157,489

(1)	Includes LANE BRYANT WOMAN catalog and shoetrader.com, which were discontinued during the second quarter of Fiscal 2009.

(2)
Includes $11,238 of restructuring and other charges and a $5,185 gain from the sale of office premises (see “NOTE 11. RESTRUCTURING AND OTHER CHARGES” and “NOTE 18. GAIN FROM SALE OF OFFICE PREMISES” above).

(3)	Includes impairment of store assets of $17,054 (see “NOTE 10. IMPAIRMENT OF STORE ASSETS” above) and restructuring and other charges of $8,776 .

(4)	Includes impairment of store assets of $15,741 and restructuring and other charges of $31,719.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	January 28, 2012			January 29, 2011
(In thousands)	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Assets:
Cash and cash equivalents	$168,607		$168,607	$117,482		$117,482

Liabilities:
1.125% Senior Convertible Notes, due May 1, 2014	122,761	(1)	127,810	115,772	(1)	118,681
6.07% mortgage note, due October 11, 2014	8,248		8,119	9,035		8,887
6.53% mortgage note, due November 1, 2012	1,050		1,050	2,450		2,451
7.77% mortgage note, due December 1, 2011	—		—	5,793		5,921

(1)	Net of unamortized discount of $17,690 at January 28, 2012 and $24,679 at January 29, 2011 (see “NOTE 5. LONG-TERM DEBT” above).

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.  The fair value of the 1.125% Senior Convertible Notes is based on quoted market prices for the securities.  The fair values of the mortgage notes are based on estimated current interest rates that we could obtain on similar borrowings.

NOTE 18. GAIN FROM SALE OF OFFICE PREMISES

During Fiscal 2011 we sold office premises in Hong Kong, which served as the home office for our international sourcing operations, for gross proceeds of $7,512,000 and recognized a gain on the sale of $5,185,000.  Our international sourcing operations now utilize leased space in Hong Kong.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2012
Net sales	$504,353	$499,202	$429,711	$559,105
Gross profit	285,321	245,906	232,814	235,093
Net income/(loss)(1)	26,038	(1,911)	(12,990)	(13,154)
Basic net income/(loss) per share(1)	0.22	(0.02)	(0.11)	(0.11)
Diluted net income/(loss) per share(1)	0.22	(0.02)	(0.11)	(0.11)

(1)
Includes restructuring and other charges of $47 ($0.00 per diluted share) in the First Quarter; $1,387 ($0.00 per diluted share) in the Second Quarter; $3,450 ($(0.03) per diluted share) in the Third Quarter; and $6,354 ($(0.05) per diluted share) in the Fourth Quarter. See “NOTE 11. RESTRUCTURING AND OTHER CHARGES” above.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 28, 2012
(Continued)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 29, 2011
Net sales	$504,805	$517,564	$463,619	$575,831
Gross profit	276,589	249,123	241,701	247,582
Net income/(loss)(1)	3,895	(8,642)	(18,810)	(30,425)	(2)
Basic net income/(loss) per share(1)	0.03	(0.07)	(0.16)	(0.26)
Diluted net income/(loss) per share(1)	0.03	(0.07)	(0.16)	(0.26)

(1)
Includes restructuring and other charges of $889 ($(0.01) per diluted share) in the First Quarter; $619 ($(0.01) per diluted share) in the Second Quarter; $3,234 ($(0.03) per diluted share) in the Third Quarter; and $4,034 ($(0.03) per diluted share) in the Fourth Quarter. See “NOTE 11. RESTRUCTURING AND OTHER CHARGES” above.

(2)	Includes store impairment charges of $17,054 ($(0.15) per diluted share). See “NOTE 10. IMPAIRMENT OF STORE ASSETS” above.

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

Evaluation of Internal Control Over Financial Reporting

The following reports as of January 28, 2012 appear in this Report on Form 10-K on the pages indicated, and are incorporated herein by reference:

Name of Report	Page
Management's Report on Internal Control Over Financial Reporting	62
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	63

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information regarding our directors, executive officers, and corporate governance, including Section 16(A) beneficial ownership reporting compliance, will be included in our Report on Form 10-K/A that will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report, which is incorporated herein by reference.  Information regarding Executive Officers is also included under “Additional Part I Information – Executive Officers of the Registrant,” in Part I of this Report.

We have adopted the Charming Shoppes, Inc. Complete Business Ethics and Standards of Conduct Policy (the “Policy”) that applies to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, and principal accounting officer.  The Policy has been filed as Exhibit 14 to this report on Form 10-K.  We have also adopted the Charming Shoppes, Inc. Complete Principles of Corporate Governance (the “Principles”) and charters (the “Charters”) for the audit committee, the compensation committee, and the corporate governance and nominating committee of our Board of Directors.  The Policy, Principles, and Charters are available on our internet website, www.charmingshoppes.com, in the “About Us” section, under “Corporate Governance”.  A copy of the Policy, Principles, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 3750 State Road, Bensalem, PA, 19020.

Our Board of Directors has sole authority for making any amendments to, or granting waivers from, any provision of the Policy that affects our executive officers or directors, including our principal executive officer, principal financial officer, or principal accounting officer.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any such amendment or waiver by disclosing the nature of such amendment or waiver in a report on Form 8-K within four business days.

Item 11.  Executive Compensation

Information regarding executive compensation will be included in our Report on Form 10-K/A that will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our Report on Form 10-K/A that will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and director independence will be included in our Report on Form 10-K/A that will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in our Report on Form 10-K/A that will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report, which is incorporated herein by reference.

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

4.2	Form of 1.125% Senior Convertible Note due 2014 (included in Exhibit 4.2).

4.3
Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Bank, National Association, as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 29, 2011 (File No. 000-07258, Exhibit 4.1).*

* Confidential treatment has been requested and granted for certain portions of this exhibit.

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

10.1.2
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.3
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.4
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.5
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.6
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.7
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.8
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).*

10.1.9
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).*

10.1.10
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.11
Assignment and Assumption Agreement, Consent and Release, dated as of December 31, 2011, by and among Sierra Nevada Factoring, Inc., Lane Bryant, Inc., Outlet Division Management Co., Inc., and Petite Sophisticate, Inc., and World Financial Network Bank, as successor by conversion to World Financial Network National Bank.

10.1.12
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.13
Assignment and Assumption Agreement, Consent and Release, dated as of December 31, 2011, by and among Sierra Nevada Factoring, Inc., Fashion Bug Retail Companies, LLC (formerly Fashion Bug Retail Companies, Inc.), and World Financial Network Bank, as successor by conversion to World Financial Network National Bank.

10.1.14
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.15
Assignment and Assumption Agreement, Consent and Release, dated as of December 31, 2011, by and among Sierra Nevada Factoring, Inc., Catherines Stores Corporation, and World Financial Network Bank, as successor by conversion to World Financial Network National Bank.

10.1.16
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.17
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

10.2.2
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.6).

10.2.3
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.5).

10.2.4
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 4, 2007 (File No. 000-07258, Exhibit 10.8).

10.2.5
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

10.2.10
2004 Stock Award and Incentive Plan, as Amended and Restated April 30, 2009, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.2.11
Form of 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.2.12
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 23, 2009, filed on March 27, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.13
Charming Shoppes, Inc. Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Performance Shares) 2008 Revisions, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.2.14
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.15
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.2).

10.2.16
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.4).

10.2.17
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.18
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.19
Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.3).

10.2.20
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.4).

10.2.21
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.7).

10.2.22
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.8).

10.2.23	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.2.24
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.25
Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.2).

10.2.26
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003 (File No. 000-07258, Exhibit 10.1).

10.2.27
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.29).

10.2.28
Amendment 2008-1 to Charming Shoppes, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Form 8-K of the Registrant dated December 17, 2008, filed on December 19, 2008 (File No. 000-07258, Exhibit 99.1).

10.2.29
2003 Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 23, 2008 (File No. 000-07258).

10.2.30
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

10.2.33
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.2.34
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.2.35
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.2.36	2010 Stock Award and Incentive Plan, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.2).

10.2.37	Form of Time-Based Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.3).

10.2.38	Form of Time-Based Restricted Stock Units Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.4).

10.2.39
Form of Stock Appreciation Rights Agreement for executive officers dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.5).

10.2.40
Stock Appreciation Rights Agreement for grant of 400,000 SARs to Anthony M. Romano dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.1).

10.2.41
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective June 24, 2010, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.4).

10.2.42
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan) Restricted Share Units Agreement – Share Settled, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.5).

10.2.43	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective January 18, 2012.

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

10.2.48
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.49
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.50
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.51
Form of Amendment dated as of April 1, 2009 to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.52
Severance Agreement dated as of February 10, 2009 between Charming Shoppes, Inc. and Anthony M. Romano, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File o. 000-07258, Exhibit 10.2).

10.2.53
Second Amendment dated as of March 28, 2011 to the Severance Agreement dated as of February 10, 2009 between Charming Shoppes, Inc. and Anthony M. Romano, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.4).

10.2.54
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated March 26, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.78).

10.2.55
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated April 2, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.79).

10.2.56	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.57	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2011, As Amended and Restated April 27, 2011.

10.2.58
Consulting Agreement, dated October 13, 2010, between Charming Shoppes, Inc. and Portsmouth Partners LLC, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.5).

10.2.59	Letter Agreement between Fashion Bug Retail Companies, LLC and MaryEllen MacDowell regarding incentives related to planned divestiture of Fashion Bug Division.

Other Exhibits

14	Charming Shoppes, Inc. Complete Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

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

CHARMING SHOPPES, INC.
(Registrant)

Date:	March 27, 2012	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ MICHAEL GOLDSTEIN	/S/ ANTHONY M. ROMANO
Michael Goldstein	Anthony M. Romano
Non-Executive Chairman of the Board	President
Director	Chief Executive Officer
March 27, 2012	Director
March 27, 2012

/S/ ERIC M. SPECTER	/S/ JOHN LEE
Eric M. Specter	John Lee
Executive Vice President	Vice President
Chief Financial Officer	Chief Accounting Officer
March 27, 2012	March 27, 2012

/S/ ARNAUD AJDLER	/S/ MICHAEL C. APPEL
Arnaud Ajdler	Michael C. Appel
Director	Director
March 27, 2012	March 27, 2012

/S/ RICHARD W. BENNET, III	/S/ MICHAEL J. BLITZER
Richard W. Bennet, III	Michael J. Blitzer
Director	Director
March 27, 2012	March 27, 2012

/S/ KATHERINE M. HUDSON	/S/ BRUCE J. KLATSKY
Katherine M. Hudson	Bruce J. Klatsky
Director	Director
March 27, 2012	March 27, 2012

/S/ PAULA A. PRICE	/S/ ALAN ROSSKAMM
Paula A. Price	Alan Rosskamm
Director	Director
March 27, 2012	March 27, 2012

EXHIBIT INDEX

Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

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

4.2	Form of 1.125% Senior Convertible Note due 2014 (included in Exhibit 4.2).

4.3
Fourth Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and among Charming Shoppes, Inc., Charming Shoppes of Delaware, Inc., CSI Industries, Inc., FB Apparel, Inc., Catherines Stores Corporation, and Lane Bryant, Inc. as borrowers; a syndicate of banks and other financial institutions as lenders, including Wells Fargo Bank, National Association, as agent for the lenders; and certain of the Company’s subsidiaries as guarantors, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 29, 2011 (File No. 000-07258, Exhibit 4.1). (Confidential treatment has been requested and granted for certain portions of this exhibit.)

Material Contracts

10.1.1
Hazardous Substances Indemnity Agreement, dated October 6, 2004, by FB Distro Distribution Center, LLC and by Charming Shoppes, Inc., jointly and severally as Indemnitors, in favor of BankAtlantic Commercial Mortgage Capital, LLC, as Holder, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.12).

10.1.2
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.1).

10.1.3
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.2).

10.1.4
Convertible Bond Hedge Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.3).

10.1.5
Issuer Warrant Transaction Confirmation entered into by and between the Company and Bank of America, N.A., dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.4).

10.1.6
Issuer Warrant Transaction Confirmation entered into by and between the Company and JPMorgan Chase Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.5).

10.1.7
Issuer Warrant Transaction Confirmation entered into by and between the Company and Wachovia Bank, National Association, dated April 24, 2007, incorporated by reference to Form 8-K of the Registrant dated April 25, 2007, filed on May 1, 2007 (File No. 000-07258, Exhibit 10.6).

10.1.8
Purchase Agreement dated as of August 25, 2008 between Spirit of America National Bank and World Financial Network National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.2).

10.1.9
Private Label Credit Card Plan Agreement dated as of August 25, 2008 by and between Arizona Mail Order Company, Inc. and Spirit of America National Bank, incorporated by reference to Form 8-K of the Registrant dated August 25, 2008, filed on August 28, 2008 (File No. 000-07258, Exhibit 10.3).

10.1.10
Private Label Credit Card Plan Agreement for Lane Bryant and Petite Sophisticate dated as of August 12, 2009 between WFNNB and Lane Bryant, Inc., Petite Sophisticate, Inc., Outlet Division Management Co., Inc., and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.2).

10.1.11
Assignment and Assumption Agreement, Consent and Release, dated as of December 31, 2011, by and among Sierra Nevada Factoring, Inc., Lane Bryant, Inc., Outlet Division Management Co., Inc., and Petite Sophisticate, Inc., and World Financial Network Bank, as successor by conversion to World Financial Network National Bank.

10.1.12
Private Label Credit Card Plan Agreement for Fashion Bug dated as of August 12, 2009 between WFNNB and Fashion Bug Retail Companies, Inc. and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.3).

10.1.13
Assignment and Assumption Agreement, Consent and Release, dated as of December 31, 2011, by and among Sierra Nevada Factoring, Inc., Fashion Bug Retail Companies, LLC (formerly Fashion Bug Retail Companies, Inc.), and World Financial Network Bank, as successor by conversion to World Financial Network National Bank.

10.1.14
Private Label Credit Card Plan Agreement for Catherines dated as of August 12, 2009 among WFNNB, Catherines Stores Corporation, and Sierra Nevada Factoring, Inc., incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.4).

10.1.15
Assignment and Assumption Agreement, Consent and Release, dated as of December 31, 2011, by and among Sierra Nevada Factoring, Inc., Catherines Stores Corporation, and World Financial Network Bank, as successor by conversion to World Financial Network National Bank.

10.1.16
Agreement Regarding CHRS Subsidiary Private Label Plans dated as of August 12, 2009 between CSI and WFNNB, incorporated by reference to Form 8-K of the Registrant dated August 12, 2009, filed on August 14, 2009 (File No. 000-07258, Exhibit 10.5).

10.1.17
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

Management Contracts and Compensatory Plans and Arrangements

10.2.1
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated, incorporated by reference to Form 10-Q of the Registrant for the quarter ended July 31, 1999 (File No. 000-07258, Exhibit 10.1).

10.2.2
The Charming Shoppes, Inc. Non-Employee Directors Compensation Program, As Amended and Restated at June 27, 2002, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 1, 2003 (File No. 000-07258, Exhibit 10.2.6).

10.2.3
The Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, Amended and Restated Effective January 1, 2005, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.5).

10.2.4
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan, amended and restated effective June 21, 2007, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 4, 2007 (File No. 000-07258, Exhibit 10.8).

10.2.5
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

10.2.10
2004 Stock Award and Incentive Plan, as Amended and Restated April 30, 2009, incorporated by reference to Appendix A of the Registrant’s Proxy Statement pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 15, 2009 (File No. 000-07258).

10.2.11
Form of 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.2.12
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 23, 2009, filed on March 27, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.13
Charming Shoppes, Inc. Compliance Rules Under Section 409A of the Internal Revenue Code (Including Global Amendment to Certain Outstanding Restricted Stock Units and Performance Shares) 2008 Revisions, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 31, 2009 (File No. 000-07258, Exhibit 3.2).

10.2.14
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Stock Option Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.15).

10.2.15
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Section 16 Officers, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.2).

10.2.16
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Performance Share Agreement, incorporated by reference to Form 8-K of the Registrant dated February 7, 2005, filed on February 11, 2005 (File No. 000-07258, Exhibit 99.4).

10.2.17
Form of Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Form 8-K of the Registrant dated March 15, 2006, filed on March 20, 2006 (File No. 000-07258, Exhibit 99.1).

10.2.18
Charming Shoppes, Inc. 2004 Stock Award and Incentive Plan Restricted Stock Agreement – Associates Other Than Section 16 Officers, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2004 (File No. 000-07258, Exhibit 10.17).

10.2.19
Form of Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.3).

10.2.20
Form of Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.4).

10.2.21
Form of Additional Time-Based Restricted Stock Units Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.7).

10.2.22
Form of Additional Time-Based Stock Appreciation Rights Agreement for Other Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 1, 2008, filed on April 7, 2008 (File No. 000-07258, Exhibit 10.8).

10.2.23	Form of Stock Appreciation Rights Agreement for Alan Rosskamm, incorporated by reference to Form 10-Q of the Registrant for the quarter ended August 2, 2008. (File No. 000-07258, Exhibit 10.10).

10.2.24
Form of Time-Based Stock Appreciation Rights Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.25
Form of Time-Based Restricted Stock Units Agreement for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated April 5, 2010, filed on April 8, 2010 (File No. 000-07258, Exhibit 10.2).

10.2.26
Charming Shoppes, Inc. Supplemental Retirement Plan, effective February 1, 2003, incorporated by reference to Form 10-Q of the Registrant for the quarter ended May 3, 2003 (File No. 000-07258, Exhibit 10.1).

10.2.27
Amendment 2007-1, Charming Shoppes, Inc. Supplemental Benefit Trust Agreement, dated as of January 25, 2007, to the Charming Shoppes, Inc. Supplemental Retirement Plan, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended February 3, 2007 (File No. 000-07258, Exhibit 10.2.29).

10.2.28
Amendment 2008-1 to Charming Shoppes, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Form 8-K of the Registrant dated December 17, 2008, filed on December 19, 2008 (File No. 000-07258, Exhibit 99.1).

10.2.29
2003 Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14 of the Securities Exchange Act of 1934, filed on May 23, 2008 (File No. 000-07258).

10.2.30
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

10.2.33
Severance Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty, incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.2).

10.2.34
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Inducement Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.3).

10.2.35
Stock Appreciation Rights Agreement dated as of April 2, 2009 by and between Charming Shoppes, Inc. and James P. Fogarty (Time-Based Grant), incorporated by reference to Form 8-K of the Registrant dated April 2, 2009, filed on April 7, 2009 (File No. 000-07258, Exhibit 10.4).

10.2.36	2010 Stock Award and Incentive Plan, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.2).

10.2.37	Form of Time-Based Stock Appreciation Rights Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.3).

10.2.38	Form of Time-Based Restricted Stock Units Agreement, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.4).

10.2.39
Form of Stock Appreciation Rights Agreement for executive officers dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.5).

10.2.40
Stock Appreciation Rights Agreement for grant of 400,000 SARs to Anthony M. Romano dated as of March 29, 2011, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.1).

10.2.41
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective June 24, 2010, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.4).

10.2.42
Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan) Restricted Share Units Agreement – Share Settled, incorporated by reference to Form 10-Q of the Registrant for the quarter ended April 30, 2011 (File No. 000-07258, Exhibit 10.5).

10.2.43	Charming Shoppes, Inc. 2003 Non-Employee Directors Compensation Plan (A Subplan under the 2010 Stock Award and Incentive Plan), Amended and Restated Effective January 18, 2012.

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

10.2.48
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain executive vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.49
Form of Severance Agreement, dated February 1, 2008, by and between Charming Shoppes, Inc. and certain senior vice presidents named in the agreements, incorporated by reference to Form 8-K of the Registrant dated February 1, 2008, Filed on February 5, 2008 (File No. 000-07258, Exhibit 10.2).

10.2.50
Form of Amendment, dated September 18, 2008, to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers:  Eric M. Specter, Joseph M. Baron and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated September 18, 2008, filed on September 24, 2008 (File No. 000-07258, Exhibit 10.1).

10.2.51
Form of Amendment dated as of April 1, 2009 to the Severance Agreements between certain executive vice presidents and the Company, including the following named executive officers: Eric M. Specter, Joseph M. Baron, James G. Bloise and Colin D. Stern, incorporated by reference to Form 8-K of the Registrant dated May 1, 2009, filed on May 5, 2009 (File No. 000-07258, Exhibit 10.1).

10.2.52
Severance Agreement dated as of February 10, 2009 between Charming Shoppes, Inc. and Anthony M. Romano, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File o. 000-07258, Exhibit 10.2).

10.2.53
Second Amendment dated as of March 28, 2011 to the Severance Agreement dated as of February 10, 2009 between Charming Shoppes, Inc. and Anthony M. Romano, incorporated by reference to Form 8-K of the Registrant dated March 23, 2011, filed on March 29, 2011 (File No. 000-07258, Exhibit 10.4).

10.2.54
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated March 26, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.78).

10.2.55
Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2010, As Amended and Restated April 2, 2009, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 2010 (File No. 000-07258, Exhibit 10.2.79).

10.2.56	Form of Annual Incentive Plan for Executive Officers, incorporated by reference to Form 8-K of the Registrant dated March 29, 2010, filed on April 2, 2010 (File No. 000-07258, Exhibit 10.1).

10.2.57	Charming Shoppes, Inc. Annual Incentive Program – Fiscal 2011, As Amended and Restated April 27, 2011.

10.2.58
Consulting Agreement, dated October 13, 2010, between Charming Shoppes, Inc. and Portsmouth Partners LLC, incorporated by reference to Form 10-Q of the Registrant for the quarter ended October 30, 2010 (File No. 000-07258, Exhibit 10.5).

10.2.59	Letter Agreement between Fashion Bug Retail Companies, LLC and MaryEllen MacDowell regarding incentives related to planned divestiture of Fashion Bug Division.

Other Exhibits

14	Charming Shoppes, Inc. Complete Business Ethics and Standards of Conduct Policy.

21	Subsidiaries of Registrant.

23	Consent of independent registered public accounting firm.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

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

SCHEDULE II

CHARMING SHOPPES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)	Balance at Beginning of Year	Additions Charged to Income	Deductions		Balance at End of Year
Fiscal Year Ended January 28, 2012
Allowance for sales returns	$1,964	$98,448	$98,327	(1)	$2,085
Deferred tax asset valuation allowance	97,505	8,337	1,011	(2)	104,831
Fiscal Year Ended January 29, 2011
Allowance for sales returns	2,007	95,612	95,655	(1)	1,964
Deferred tax asset valuation allowance	74,634	26,760	3,889	(2)	97,505
Fiscal Year Ended January 30, 2010
Allowance for sales returns	2,037	98,357	98,387	(1)	2,007
Deferred tax asset valuation allowance	62,201	42,942	30,509	(2)	74,634

(1)	Decreases in allowance for estimated sales returns.

(2)	Includes the impact of our net operating loss carrybacks and the Fiscal 2010 utilization of certain income tax credits in an amended income tax return.

S-1