Form 10-K/A
period 2012-01-28
CHARMING SHOPPES INC
filed 2012-05-24
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

As of May 18, 2012, 116,879,051 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Charming Shoppes, Inc. (the “Company,” “our,” “we,” or “us”) for the fiscal year ended January 28, 2012, originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 27, 2012 (the “Original Filing”). We are filing this Amendment for the purpose of including the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 28, 2012. We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Therefore, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

DIRECTORS

The number of Directors is currently set at ten (10). At each annual meeting of shareholders, each Director will be elected to hold office for a one-year term until his or her successor shall have been duly selected and qualified or until his or her earlier death, resignation or removal. Our current Directors are listed below.

ARNAUD AJDLER	Director Since 2008
Mr. Ajdler, 36, is a Senior Managing Director of Crescendo Partners, a value-oriented investment firm based in New York, where he has worked since September 2003. He is also an adjunct professor at Columbia University Business School where he teaches a course in value investing. Mr. Ajdler has served on the board of directors of Destination Maternity Corporation, since March 2008, and currently serves as its Chairman of the Board and as a member of its Compensation Committee and the Nominating and Corporate Governance Committee. He has also served on the boards of directors of the following other public companies within the last five years: (1) The Topps Company, from August 2006 until the sale of the Company in October 2007, member of the Audit Committee; (2) Hill International, Inc., from June 2006 until June 2009, member of the Governance and Nominating Committee; and (3) Rhapsody Acquisition Corp., from its inception in June 2006 until July 2008. From June 2004 until June 2006, Mr. Ajdler also served as Chief Financial Officer, a Director and the Secretary of Arpeggio Acquisition Corporation. Arpeggio completed its business combination with Hill International Inc. in June 2006. Mr. Ajdler received a B.S. in engineering from the Free University of Brussels, Belgium, an S.M. in Aeronautics from the Massachusetts Institute of Technology and an MBA from the Harvard Business School. Mr. Ajdler chairs our Corporate Governance and Nominating Committee and serves on our Audit Committee. In considering Mr. Ajdler for Director of the Company, the Board took into account his strong business, financial and mergers and acquisitions background as well as his perspective obtained from serving on other public company boards of directors. Mr. Ajdler also brings to the Board the perspective of a major shareholder in our Company.

MICHAEL C. APPEL	Director Since 2008
Mr. Appel, 62, has been a Director at AlixPartners LLP (“AlixPartners”), a global consulting agency that provides turnaround and crisis management, as well as enterprise improvement consulting services, to boards of directors, management, creditors and shareholders, since 2010. From 2001 until 2010, Mr. Appel was a Managing Director at Quest Turnaround Advisors where he headed the Retail and Consumer Goods Practice. Representative clients included Skip's Clothing and Kasper A.S.L., Ltd. (“Kasper”), a leading manufacturer of women's apparel under the Kasper and Anne Klein brands. From 2002 until 2004, he served as financial advisor to the creditors committee in the Kasper Chapter 11 bankruptcy proceeding, for which he was recognized with the Turnaround Management Association's Turnaround of the Year Award for 2004. From 2002 until 2003, he served as Chief Restructuring Officer and later as Interim Chief Executive Officer at HCI Direct, Inc. a leading U.S. direct marketer of women's hosiery. Mr. Appel has served as the Interim Chief Executive Officer for specialty retailers such as Caswell-Massey Inc. in 1992, Ciro, Inc. in 1994, Laura Ashley N.A. in 1998, Levene's and Palmer's (a home furnishings retailer in New Zealand) in 1997 and Wilkes Bashford from March 2009 until the company was sold on November 30, 2009 in a Section 363 sale in connection with the company's Chapter 11 proceeding. Mr. Appel began his career at retailer Bloomingdales in 1973, where he served in a variety of different merchandising positions and rose to serve as Divisional Merchandise Manager of Childrenswear until his departure in 1982. From 1983 until 1986, he was Vice President of Merchandising at retailer Fortunoff, and from 1986 until 1990, he was Executive Vice President and President of Hoffritz for Cutlery, an 80-store national specialty chain. He graduated from Brandeis University, Phi Beta Kappa, and received an MBA with Distinction from the Harvard Business School. Mr. Appel is a member of the board of directors of the LIM Fashion Education Foundation, and currently chairs our Compensation Committee and serves on our Corporate Governance and Nominating Committee. In considering Mr. Appel for Director of the Company, the Board took into account his extensive experience managing and experience with retail companies, especially companies facing internal and external challenges.

RICHARD W. BENNET, III	Director Since 2008
Mr. Bennet, 59, was the Vice Chairman of The May Department Stores Company from 2000 until 2002. Before his appointment as Vice Chairman, Mr. Bennet served in various executive management positions at other retailers including President and Chief Executive Officer of Kaufmanns and Famous Barr from 1997 until 1999 and from 1995 until 1996, respectively. Before holding these executive leadership positions, Mr. Bennet held a number of senior merchandising positions, such as General Merchandise Manager, at retailers such as Filene's, from 1993 until 1994, Famous Barr, from 1987 until 1992, and May D & F in 1986. Mr. Bennet also served as President and Chief Executive Officer of Direct Holdings Worldwide, an international direct marketing business with a variety of holdings including Time Life Entertainment, from 2005 until 2007. Currently Mr. Bennet is Co-Chief Executive Officer and a Director of CCA Global Partners, a cooperative of independent retail stores providing buying services and infrastructure to 2,500 locations, where he has worked since 2008. Mr. Bennet has also served on the board of directors of the public company drugstore.com, inc., a leading online drug store and information site for health, beauty, personal care and pharmacy products, from 2007 until it was acquired in 2011. Mr. Bennet received an MBA from Washington University, St. Louis. Mr. Bennet currently serves on our Corporate Governance and Nominating Committee and Compensation Committee. In considering Mr. Bennet for Director of the Company, the Board took into account his extensive experience in the various executive management positions he has held in the retail sector and especially in apparel merchandising.

MICHAEL J. BLITZER	Director Since 2010
Mr. Blitzer, 62, has served as a principal of Portsmouth Partners, LLC, an advisory firm that provides operational and strategic services to private equity groups that focus on retail, wholesale, and consumer industries, since 2005. From November 2002 to September 2005, Mr. Blitzer served as the Lead Independent Director and Vice Chairman of the board of directors of LeSportsac Inc. Previously, Mr. Blitzer served as the Vice Chairman of Phillips-Van Heusen Corporation, one of the world's largest apparel companies, from September 1997 until he retired in November 2002. Mr. Blitzer spent over 30 years at Phillips-Van Heusen Corporation and at Macy's in various executive merchandising positions in Women's and Menswear, Accessories, and Footwear. He has also worked with a variety of companies in both apparel and accessories, including Neiman Marcus Group and Liz Claiborne Inc. In addition to LeSportsac Inc., Mr. Blitzer has served on the boards of directors of Kate Spade, LLC, Modell's Sporting Goods, and Charlotte Russe Holdings, Inc. Mr. Blitzer is currently an advisory partner to Goode Partners LLC, a private equity firm specializing in consumer industries, a position he has held since March 2006, and has been a member of the board of directors of the public company Kenneth Cole Productions, Inc. since June 2009, Intermix, LLC since March 2009 and All Saints United from May 2011 to March 2012. In considering Mr. Blitzer for Director of the Company, the Board took into account his extensive experience in the various executive positions he has held in the apparel and accessories sectors, both retail and wholesale, as well as the perspective he brings of an advisor who regularly deals with operational and strategic planning.

MICHAEL GOLDSTEIN	Director Since 2008
Mr. Goldstein, 70, was employed by Ernst & Young LLP (and its predecessor firms) from 1963 to 1979, including six years as an audit partner. Mr. Goldstein served as Chairman of the Toys “R” Us Children's Fund, a public charity affiliated with Toys “R” Us, Inc., from 2001 until 2006 and was Chairman of Toys “R” Us, Inc. from 1998 to 2001, Chief Executive Officer from August 1999 until January 2000, Vice Chairman and Chief Executive Officer from 1994 to 1998 and Chief Financial Officer from 1983 until 1994. Mr. Goldstein has been retired from full-time employment since January 2000. Mr. Goldstein currently serves on the boards of directors of the following public companies: (1) 4 Kids Entertainment, Inc., since 2003, currently interim Chairman of the Board, chairman of the Audit Committee and member of the Nominating and Governance Committee; and (2) Pacific Sunwear of California, Inc., since 2004, currently chairman of the Audit Committee. Mr. Goldstein is also a director of various private companies and not-for-profit charitable organizations. He has also served on the boards of the following other public companies within the last five years: Bear Stearns & Co. from 2007 until 2008; United Retail Group from 1999 until 2007; Martha Stewart Omnimedia, Inc. from 2004 until 2010; and Medco Health Solutions, Inc., from 2003 until 2011. Mr. Goldstein has served as a Director of the Company since 2008, and as Chairman of the Board since June 24, 2010. On April 16, 2012, Jefferies Group, Inc., a global investment banking firm, announced that it had appointed Mr. Goldstein to its Global Senior Advisory Board. He is currently a member of the Compensation Committee. In considering Mr. Goldstein for Director of the Company, the Board took into account his experience and governance leadership roles on the boards of various other public companies, as well as his extensive background in finance, both as an audit partner and then as a finance executive and chief executive officer at a large public corporation.

KATHERINE M. HUDSON	Director Since 2000
Ms. Hudson, 65, retired in January 2004 as the Chairman of the board of directors, President and Chief Executive Officer of Brady Corporation (“Brady”), a global manufacturer of identification solutions and specialty industrial products. Ms. Hudson became President and CEO of Brady in 1994 after spending twenty-four years with Eastman Kodak Company, an imaging technology products provider. Her career at Eastman Kodak Company included positions in systems analysis, supply chain, finance, corporate communications, investor relations, information technology and litigation operations. Her general management experience spans both commercial and consumer product lines. Her last position at Eastman Kodak Company was as the Vice President and General Manager of Professional, Printing and Publishing Imaging, a business unit with $2.3 billion in revenues. Recruited to lead Brady, Ms. Hudson launched efforts to globalize the company, expanding its presence from eight countries to twenty-two. From 1994 until her retirement in 2004, Brady's revenues doubled and its market capitalization tripled. Ms. Hudson has also served on the board of directors of the public company, Ericsson, from 2006 until 2008. In addition, Ms. Hudson has served on the board of directors of International Flavors and Fragrances, Inc., which is also a public company, since 2008. In the past, Ms. Hudson served on the Audit Committees of the public companies Case Corporation and CNH Global, as well as on the Compensation Committee of Apple Computer Corporation and all three committees of the Company, at various times. As Chief Information Officer at Eastman Kodak Company, she was honored by Information Week as the Chief Information Officer of the Year in 1991 and by CIO Magazine as one of the twenty-five most influential people in shaping the computer industry in 1992. Ms. Hudson chairs our Audit Committee and serves on our Corporate Governance and Nominating Committee. In considering Ms. Hudson for Director of the Company, the Board took into account her executive experience and governance leadership roles on other boards, as well as her extensive background in innovation, process organization and information technology.

BRUCE J. KLATSKY	Director Since 2010
Mr. Klatsky, 63, was the Chief Executive Officer of Phillips-Van Heusen Corporation (“PVH”), an apparel and retail company whose brands include Calvin Klein, Geoffrey Bean, IZOD, Van Heusen, and G.H. Bass & Co., from 1992 until 2005 and served as the Chairman of the board of directors of PVH from 1994 until 2007. As Chief Executive Officer of PVH, Mr. Klatsky oversaw the operations and strategic direction of this multi-division NYSE-listed company with annual sales and royalties of approximately $2 billion, including licensing revenues attributable to a multi-billion dollar global brand licensing business. Under Mr. Klatsky's leadership, PVH's market capitalization grew from approximately $300 million to more than $3.5 billion. Mr. Klatsky joined PVH in 1971 as a merchandising trainee and subsequently held various management positions before being named President of PVH in 1987. After leaving his executive position at PVH, Mr. Klatsky co-founded LNK Partners, a private equity firm focused on investing in consumer and retail businesses such as Ariat and Au Bon Pain, where he worked until he retired from full-time employment in June 2008. Mr. Klatsky has served on the board of directors of Gazal Ltd., one of the largest publicly traded retail and apparel companies in Australia, since 2009, and currently serves as its Chairman. He also serves on the board of directors for a number of private and not-for-profit organizations and served on President Clinton's White House Apparel Task Force, which addressed working conditions around the globe, and as an advisor on U.S. trade policy to the administrations of Presidents Ronald Reagan and George H.W. Bush. Mr. Klatsky received his B.S., cum laude, from Case Western Reserve University and attended the Georgetown University Law Center in 1970 and 1971. Mr. Klatsky serves on our Audit Committee and Compensation Committee. In considering Mr. Klatsky for Director of the Company, the Board took into account his extensive executive and management experience at a global retail company as well as his experience on other boards of directors.

PAULA A. PRICE	Director Since March 2011
Ms. Price, 50, is the Executive Vice President and Chief Financial Officer of Ahold USA Retail (“Ahold USA”), the U.S. operations of Royal Ahold, which is publicly traded on Euronext Amsterdam, whose supermarket businesses include Stop & Shop New England, Stop & Shop New York Metro, Giant Landover, Giant Carlisle and Peapod. Ms. Price is responsible for Ahold USA's finance, strategy and planning, real estate development and construction and technology functions. Ms. Price joined Ahold USA in 2009 as Chief Financial Officer of Stop & Shop/Giant Landover. Before moving to Ahold USA, Ms. Price was the Chief Accounting Officer, Controller, and a Senior Vice President of CVS Caremark Corporation, an integrated pharmacy services provider, where she worked from 2006 until 2008. As Chief Accounting Officer and Controller, Ms. Price oversaw controls, accounting and financial reporting, assisted with strategic planning, and played a key role in the merger and integration of CVS and Caremark. From 2002 until 2005 Ms. Price held various positions at JP Morgan Chase & Company. Ms. Price has also held positions at other financial institutions and businesses including Prudential Financial, Inc., Kraft Foods, Inc., Sears, Roebuck & Company, and Arthur Andersen LLP. Ms. Price received her B.S. in accounting from DePaul University and her MBA in finance and strategy from the University of Chicago Booth School of Business. Ms. Price is a Certified Public Accountant. She currently serves as an overseer for the Museum of Fine Arts Boston and previously served on the board of trustees of the Metropolitan College of New York. Ms. Price serves on our Audit Committee. In considering Ms. Price for Director of the Company, the Board took into account her extensive executive and management experience, as well as her extensive background in finance, both as an audit manager and also as a finance executive with both private and public companies.

ANTHONY M. ROMANO	Director Since March 2011

Mr. Romano, 49, has served as the Company's President and Chief Executive Officer and as a Director since March 23, 2011. Before his appointment to this position in March 2011, Mr. Romano served as our Chief Operating Officer and was responsible for our operations following the resignation of our former Chief Executive Officer in

October 2010. He also served as Executive Vice President - Global Sourcing and Business Transformation from February 2009, when he joined the Company, until October 2010. Prior to joining the Company in February 2009, he served as executive vice president and chief supply chain officer for women's clothing retailer Ann Inc., formerly Ann Taylor, Inc. (“Ann Taylor”), from May 2005 through July 2008; as executive vice president, corporate operations for Ann Inc. from March 2004 through May 2005; and as senior vice president global logistics for Ann Taylor from June 1997 through March 2004. Mr. Romano had previously spent eight years at the Company in a variety of operational and financial roles before joining Ann Taylor in 1997. He started his career as a certified public accountant with the predecessor firm to Ernst & Young, and is a summa cum laude graduate of Syracuse University where he was a four year football letterman and an Academic All-American. In considering Mr. Romano for Director of the Company, the Board took into account his credentials and past working experience with the Company and other retailers as well as his current position as President and Chief Executive Officer with the Company.

ALAN ROSSKAMM	Director Since 1992
Mr. Rosskamm, 62, has served as the Chief Executive Officer of Breakthrough Charter Schools since November 1, 2009. Breakthrough Charter Schools is a non-profit charter management organization created to support the operation of six high performing public charter schools in Cleveland, Ohio. He served as our Interim Chief Executive Officer from July 10, 2008 until April 2, 2009 and as our Chairman of the Board from June 26, 2008 until June 24, 2010. Mr. Rosskamm was the Chief Executive Officer of Jo-Ann Stores, Inc. (“Jo-Ann”), from October 1985 until August 2006, Chairman of its board of directors from July 1992 until August 2006 and a director from 1985 until March 2011. Under his leadership, Jo-Ann became the nation's leading retailer of fabrics and sewing supplies and one of the nation's largest retailers of craft and floral products, operating approximately 800 stores in 47 states. Since 2007, Mr. Rosskamm has been a director of PetSense, Inc., a start-up retailer with 55 pet stores serving smaller U.S. markets. Mr. Rosskamm serves on our Corporate Governance and Nominating Committee and Compensation Committee. In considering Mr. Rosskamm for Director of the Company, the Board took into account his executive experience and governance leadership roles on other boards, as well as his extensive background in retail.

CORPORATE GOVERNANCE
Standards of Business Conduct

We have adopted the Charming Shoppes, Inc. Complete Business Ethics and Standards of Conduct Policy (the “Policy”) that applies to all of our Directors, officers, and associates, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Policy includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the Policy. The Policy has been filed as Exhibit 14 to the Original Filing. We have also adopted the Charming Shoppes, Inc. Complete Principles of Corporate Governance (the “Principles”) and charters (the “Charters”) for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee of our Board of Directors. The Policy, Principles, and Charters are available on our internet website, www.charmingshoppes.com. Copies of the Policy, Principles, and Charters are also available, at no charge, upon written request to Charming Shoppes, Inc., Attn. Director of Investor Relations, 3750 State Road, Bensalem, PA, 19020.

Our Board of Directors has sole authority for making any amendments to, or granting waivers from, any provision of the Policy that affects our executive officers or Directors, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any such amendment or waiver by disclosing the nature of such amendment or waiver in a report on Form 8-K within four business days.

Committees of the Board of Directors

Our Board of Directors has the following standing committees: Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. The charters of these Committees have been approved by our Board of Directors and are available on our corporate website (www.charmingshoppes.com). We will disclose any amendments to our committee charters on our website. Following the resignation of our former Chief Executive Officer on October 13, 2010, the Board appointed a CEO Search Committee to lead the search for a new Chief Executive Officer. On April 27, 2011, our Board of Directors dissolved the CEO Search Committee. On January 19, 2011, the Board appointed a special committee for the consideration and exploration of certain strategic options. This committee was dissolved on November 30, 2011. On June 16, 2011, the Board appointed an IT Committee for the purpose of reviewing with management the approach, costs, timing and business case relating to the IT and Supply Chain transformation initiatives.

Each of our current Directors serve on at least one standing or ad hoc committee, with the exception of Mr. Romano. Although Mr. Blitzer serves on our IT Committee, he does not receive compensation for his services related to the committee. The following table presents information regarding the membership of our standing Board Committees as of the date of this Amendment:
Current Standing Board Committee Membership

	AUDIT COMMITTEE	COMPENSATION COMMITTEE	CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
Arnaud Ajdler	+		X
Michael C. Appel		X	+
Richard W. Bennet, III		+	+
Michael J. Blitzer
Michael Goldstein		+
Katherine M. Hudson	X		+
Bruce J. Klatsky	+	+
Paula A. Price*	+
Alan Rosskamm**		+	+
Number of Meetings in Fiscal 2011***	7	10	2

+	Member

X	Chair

*	Ms. Price was appointed to the Audit Committee effective April 27, 2011.

**	Mr. Rosskamm was appointed to the Corporate Governance and Nominating Committee effective June 16, 2011.

***	The committees from time to time act by unanimous written consent.
Audit Committee
The Charter of the Audit Committee is reviewed annually by the Board of Directors and was most recently amended by our Board in fiscal 2010. Under the Charter, the Audit Committee must be composed of at least three independent Directors. The Audit Committee's primary responsibility is to assist the Board of Directors in fulfilling its oversight responsibilities to our shareholders and other constituencies. In furtherance of those oversight responsibilities, the Audit Committee's primary duties are to (1) serve as an independent and objective party to monitor the quality, reliability and integrity of our accounting and financial reporting processes, including our internal control over financial reporting; (2) monitor our compliance with ethics policies and legal and regulatory requirements; (3) review and evaluate the qualifications, independence and performance of our independent auditors and internal auditors; (4) be directly responsible for the appointment, retention and compensation of the independent auditors, including pre-approving all audit and permissible non-audit services; (5) provide an open avenue of communication among and individually with the independent auditors, internal auditors, members of management and the Board of Directors and take appropriate actions resulting from these interactions; (6) review the scope of the audits to be conducted by the independent auditors and internal auditors and meet to discuss the results of their respective audits; (7) review with management, the independent auditors and our internal auditors the selection and disclosure of critical accounting policies and practices, significant financial reporting issues and judgments and estimates made in connection with the preparation of the financial statements and changes in accounting policies and practices and the effect on the financial statements; (8) review with management and the independent auditors our audited annual and unaudited quarterly financial statements before filing them with the SEC; and (9) review with management, the internal auditors and independent auditors, management's assessment of internal control over financial reporting and the independent auditors' evaluation of the effectiveness of our internal control over financial reporting.
The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting and legal and regulatory compliance. To satisfy these oversight responsibilities, the Committee separately meets regularly with the Company's Chief Accounting Officer, Director of Internal Audit (also known as Business Assurance and Advisory Services), General Counsel, our external auditors and management. The Committee chair regularly interacts with the director of Business Assurance and Advisory Services. The Committee also receives regular reports regarding issues such as the status and findings of audits being conducted by the internal and independent auditors, the status of material litigation, accounting changes that could affect the Company's financial statements and proposed audit adjustments.
Mr. Rosskamm, who was appointed to the Audit Committee in June 2010, resigned on April 15, 2011 after determining that, because as interim Chief Executive Officer he had certified the Company's financial statements, he did not satisfy the requirements for service on the Audit Committee set forth in NASDAQ Listing Rule 5605(c)(2) and Chicago Stock Exchange Rule 19(b). The Board of Directors has determined that the current members of the Audit Committee are independent under the independence standards discussed above, and meet the additional standards of independence applicable under the Sarbanes-Oxley Act of 2002 and related rules of the SEC, the NASDAQ Marketplace Rules, the NASDAQ listing requirements, and the applicable Chicago Stock Exchange Rules and Chicago Stock Exchange listing requirements.
The Board of Directors has determined that Ms. Hudson, an independent Director who is currently the chairman of the Audit Committee, qualifies as an “audit committee financial expert” in accordance with the definition of “audit committee financial expert” set forth in Item 407(d)(5)(ii) of Regulation S-K, adopted by the SEC.
Compensation Committee
The Charter of the Compensation Committee is reviewed annually by the Board of Directors and was most recently amended by our Board in fiscal 2011. Under the Charter, the Compensation Committee must be composed of at least three independent Directors. The Compensation Committee is responsible for overseeing our compensation strategy and for the oversight and administration of our compensation programs, including our stock incentive plans. The Compensation Committee reviews and approves performance targets, eligibility, participation and award levels for incentive compensation plans; approves and reports to the Board of Directors on the administration of compensation plans and the compensation of executives; approves and makes recommendations to the independent members of the Board of Directors regarding the compensation of the Chief Executive Officer; and selects participants and determines when options and other stock-based awards should be granted, the number of shares to be subject to each option or award, and other terms of the option or award.
In addition, the Compensation Committee monitors aggregate share usage under our stock incentive plans and potential dilution resulting from the granting of options or awards. It also makes all other determinations involved in the administration of these stock incentive plans. The Board of Directors has determined that each member of the Compensation Committee is independent under the independence standards discussed above. In making executive compensation decisions, the Compensation Committee is advised by an independent compensation consultant. Pearl Meyer & Partners, Inc. (“PM&P”) served the Company in this capacity until being replaced by the appointment of Hay Group (“Hay”) on September 27, 2011. Hay provides the Compensation Committee with information regarding market trends and practices as they relate to matters for which the Committee is responsible. Hay conducts analyses and provides information to support the Compensation Committee's decision-making with regard to specific matters as they arise. Hay also performs services for the Compensation Committee on executive compensation matters at the direction of the Compensation Committee and also provides salary and personnel surveys for the Company. Similarly, when PM&P served as the Company's independent compensation consultant, the only services it performed for the Company were for the Compensation Committee on executive compensation matters, and all such services were provided at the direction of the Compensation Committee. The Compensation Committee is also responsible for the assessment of risks relating to employment policies and the Company's compensation and benefits programs, and works with the Board of Directors to manage such risks. In fiscal 2011, the Compensation Committee reviewed the Company's compensation plans and programs for all employees and determined that none of the compensation plans or programs are reasonably likely to have a material adverse effect on the Company. As part of this process, PM&P presented a Compensation Programs and Risk Management Discussion to the Board on December 13, 2010 regarding our 2011 compensation plan. There are several design features of the Company's compensation plans and programs that mitigate risk-taking and encourage the creation of long-term value for shareholders, including the mix of base salary, annual incentive compensation and long-term incentive compensation, and the reasonable goals set by the Company in order for an employee to receive incentive compensation.
To assist in satisfying its oversight responsibilities, the Compensation Committee confers with Hay and meets regularly with management to understand the financial, human resources and shareholder implications of compensation decisions being made. The Compensation Committee has the right to terminate the services of the compensation consultant at any time. The Compensation Committee's Charter authorizes the Committee to delegate authority to a subcommittee, one or more members of the Compensation Committee or management. The Compensation Committee retains Hay directly, although in carrying out assignments, the Company's Executive Vice President of Human Resources, General Counsel and Chief Financial Officer and their staffs often work with Hay to provide compensation and performance data regarding the executives and the Company. In addition, Hay may, in their discretion, seek input and feedback from management regarding their consulting work product before presentation to the Compensation Committee in order to confirm information, clarify data questions or other similar issues.
The Compensation Committee often requests our Chief Financial Officer, Executive Vice President of Human Resources and General Counsel to be present at Committee meetings where executive compensation and Company and individual performance are discussed and evaluated. These executives provide insight, suggestions and recommendations regarding executive compensation (other than their own) if present during these meetings or at other times. Historically, the Compensation Committee has met with the Chief Executive Officer to discuss his or her own compensation package and recommendations for other executives. Decisions regarding compensation for the Chief Executive Officer must be approved by a majority of the independent Directors meeting in an “executive session.” Decisions regarding the compensation levels of the other executive officers are made solely by the Compensation Committee by votes that generally take place during the “executive session” portion of the Compensation Committee meetings, when members of management are not present.
Corporate Governance and Nominating Committee
The Charter of the Corporate Governance and Nominating Committee is reviewed annually by the Board of Directors and was most recently amended by our Board in fiscal 2010. Under the Charter, the Corporate Governance and Nominating Committee must be composed of at least three independent Directors. The Corporate Governance and Nominating Committee: (1) develops, reviews and recommends to the Board of Directors corporate governance policies and principles for Charming Shoppes; (2) makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors; (3) recommends to the Board of Directors criteria regarding the personal qualifications required for Board of Directors membership and service on Board Committees; (4) establishes procedures for the nomination process and recommends candidates for election to the Board of Directors; (5) determines and recommends to the Board of Directors appropriate compensation for Directors; (6) evaluates the performance of the Board of Directors as a whole and prepares and supervises the Board's and the various Committees' performance self-evaluations on an annual basis; (7) evaluates Board practices and recommends appropriate changes to the Board of Directors; and (8) considers various other corporate governance issues, including those raised by shareholders and other constituents, and recommends appropriate responses to the Board of Directors. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is independent under the independence standards discussed above. As discussed below, under “Item 13. Certain Relationships and Related

Transactions, and Director Independence,” our Board of Directors has adopted a written policy which requires that any transaction involving the Company in which one of our Directors, nominees for Director, executive officers, or greater than five percent shareholders, or their immediate family members, has a material interest be approved or ratified by the Corporate Governance and Nominating Committee if the amount involved is at least $120,000.
CEO Search Committee
On November 1, 2010, the Board constituted a CEO Search Committee to seek a successor to James P. Fogarty, the Company's former President and Chief Executive Officer, who resigned from those positions effective October 13, 2010. During Fiscal 2011, this Committee held one meeting. Following the appointment of Mr. Romano as the Company's new President and Chief Executive Officer on March 23, 2011, the Board dissolved the CEO Search Committee on April 27, 2011.
Special Committee
On January 19, 2011, the Board constituted a special committee for the consideration and exploration of certain strategic options. During Fiscal 2011, this Committee held fifteen meetings. This committee was dissolved on November 30, 2011.
IT Committee
On June 16, 2011, the Board constituted an IT Committee for the purpose of reviewing with management the approach, costs, timing and business case relating to the IT and Supply Chain transformation initiatives. During Fiscal 2011, this Committee held two meetings.

EXECUTIVE OFFICERS

Information regarding Executive Officers is included under “Additional Part I Information - Executive Officers of the Registrant,” in Part I of the Original Filing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

SEC rules require our Directors, executive officers and holders of more than 10% of our outstanding Common Stock to file Forms 3, 4 and 5 reports disclosing information concerning their transactions in and beneficial ownership of our Common Stock. Based solely on a review of filed reports and the written representations of our Directors and executive officers that no other reports were required, we believe that all Section 16(a) filing requirements have been met during fiscal 2011.

ITEM 11. Executive Compensation

COMPENSATION COMMITTEE REPORT
The Compensation Committee of Charming Shoppes' Board of Directors (collectively, the “Committee”) has submitted the following report for inclusion in this Amendment:
Our Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based on our Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Charming Shoppes' Annual Report on Form 10-K for the fiscal year ended January 28, 2012, this Amendment and all other amendments thereto, for filing with the SEC.

The foregoing report is provided by the following Directors, who constitute the Compensation Committee:

Michael C. Appel (Chair)
Richard W. Bennet, III
Michael Goldstein
Bruce J. Klatsky
Alan Rosskamm

COMPENSATION DISCUSSION AND ANALYSIS

Introduction
The Compensation Committee of the Board of Directors (the “Committee”) administers our compensation programs. Working with management and its own independent compensation consultant, the Committee has developed a compensation and benefits strategy designed to reward the performance, behaviors and culture that we believe will drive long-term success. For a discussion of the Committee's roles, responsibilities and a discussion of the role of our executive officers in setting compensation, see “Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance-Compensation Committee.”
As used in this Amendment the terms “fiscal 2011,” “fiscal 2010” and “fiscal 2009” refer to our fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively. The term “fiscal 2012” refers to our fiscal year which is scheduled to end on February 2, 2013.
For fiscal 2011, our named executive officers were:

•	Anthony M. Romano-President and Chief Executive Officer and a Director;

•	Eric M. Specter-Executive Vice President and Chief Financial Officer;

•	MaryEllen MacDowell-President-Fashion Bug;

•	Carol Williams-President-Catherines; and

•	Brian P. Woolf-Group President-Lane Bryant.
Executive Summary
The compensation of our named executive officers for fiscal 2011 must be understood in the broader context of the specific factors then impacting the Company and its business, including the specialty retail apparel sector generally and overall economic conditions. Fiscal 2011 was another challenging year for the Company; however, through its execution of its merchandise strategy and disciplined inventory management, the Company experienced improved financial results as compared to prior years. During fiscal 2011 the Company operated in a business turnaround mode in order to improve its financial performance. As part of the Company's turnaround initiatives, and in light of executive changes in fiscal 2011 and other economic factors impacting the Company, we structured our fiscal 2011 compensation program in order to attract and retain talented executives who were invested in the success of the Company and to provide strong incentives to our executives to improve the Company's financial results. The following provides an overview of our compensation program for fiscal 2011, which provide context for the Compensation Discussion and Analysis that follows:
Executive Changes

•
On March 23, 2011, the Company promoted Anthony M. Romano as our President and Chief Executive Officer and a Director. Mr. Romano had been our Executive Vice President - Chief Operating Officer, and had assumed responsibility for our Company's operations since the resignation of our previous Chief Executive Officer.

•
On March 23, 2011, the Company promoted Brian Woolf, our former President-Lane Bryant, to the newly-created position of Group President-Lane Bryant, with responsibility for the Lane Bryant, Lane Bryant Outlet and Cacique intimate apparel brands.

Pay-for-Performance

•
While retention of seasoned executives is important for the Company's continued success, the Company believes that a meaningful portion of each executive's compensation must be at risk in order to invest our executives in the long-term success of the Company.

•
Our annual incentive program rewards our executive officers to the extent that annual operating performance exceeds goals set by the Committee at the beginning of the year. Our annual incentive program not only covers our named executive officers, but approximately 539 other key employee participants were covered in fiscal 2011.

•	No base salary increases were granted to the named executive officers in fiscal 2011 (other than to Mr. Romano in conjunction with his appointment as President and Chief Executive Officer).

•
Bonuses were paid under our fiscal 2011 annual incentive program to each of our named executive officers. Additionally, the Company granted discretionary bonuses to: Anthony M. Romano, $150,000, MaryEllen MacDowell, $100,000 and Brian P. Woolf, $100,000 in fiscal 2011, in light of their increased responsibilities.

•
In fiscal 2011, we granted Stock Appreciation Rights (“SARs”) to our named executive officers under our Long-Term Incentive Plan with a four year vesting period. These SARs serve two purposes. The first is to retain our seasoned executives by using a multi-year vesting period. The second is to drive performance because an executive will only profit on the grant if our stock performance increases and therefore, shareholder value increases. To further emphasize these points, SARs constituted 100% of the Company's long-term incentive awards granted to our named executive officers in fiscal 2011.

Balancing of Risk and Retention of Executive Officers
Our compensation program is designed to drive company-wide performance to achieve financial goals and create shareholder value without encouraging inappropriate or excessive risk-taking. We also recognize that we need talented executives to ensure the long-term success of the Company. The following illustrates these points:

•	Base salary, the guaranteed portion of our compensation program, constituted approximately 50% of our named executive officers' target total pay opportunity in fiscal 2011.

•
The Board of Directors has adopted a recoupment policy which permits the Company to cancel or “clawback” annual incentive compensation if the basis upon which it was paid or awarded is later shown to be materially inaccurate.

•
The Company encourages a long-term commitment to its shareholders through stock ownership requirements for all members of the senior management team. Combinations of cash and equity compensation have been critical factors in attracting and retaining key employees and are intended to contribute to a high level of employee commitment to our business success.

•
Target total direct compensation (i.e., base salary, target annual incentives and grant value of long-term incentives) is generally set to fall at the median of the competitive market for target performance. For fiscal 2011, target total direct compensation of our executive officers fell 5% below the median of the competitive market, on average.

Minimization of Problematic Pay Practices

•
The Company provides minimal perquisites to its executive officers. The perquisites that the Company provides are: (1) a modest annual car allowance; and (2) a modest annual flexible perquisite allowance for our Chief Executive Officer, Executive Vice Presidents and brand Presidents. This allowance may only be used for specifically identified purposes, such as reimbursement for certain medical services and reimbursement for the costs of financial planning services.

•
In 2008 and 2009, the Company amended its executive severance agreements with its named executive officers and other senior officers of the Company. See “Severance and Change in Control Benefits.” Among other things, the amended agreements:

•
reduced the amount of severance that executives would receive in the event of a termination. Our severance agreements do not provide for excessive severance payments. As of the end of fiscal 2011, upon certain qualifying terminations, our executive officers would have received 1.0 times (in the case of Mr. Romano 1.5 times) the sum of their annual base salary and their three-year average bonus, and upon certain qualifying terminations in connection with a change in control, our executive officers would have received 1.5 times (in the case of Mr. Romano 2.0 times) the sum of their annual base salary and their three-year average bonus.

•
eliminated the Company's obligation to make gross up payments for excise taxes in the event of change in control payments imposed on the executives under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, our severance agreements are “double-triggered” in that cash severance will only be paid to an executive upon a change in control if a qualifying termination occurs within a specified amount of time of such change in control.

•
In fiscal 2009, our long-term incentive grants were revised to provide for a double-trigger in the event an acquiring entity assumes the award upon a change in control of the Company. Specifically, if a change in control of the Company occurs and the acquiror assumes the outstanding awards, the awards will only be accelerated if a qualifying termination occurs within a specific amount of time of such change in control. Outstanding awards not assumed by an acquiring entity become fully vested upon a change in control.

•	Our executive officers are prohibited from engaging in hedging transactions with respect to our Common Stock.
Cost-Saving Measures

•
In light of the economic factors affecting the Company in fiscal 2011, the Company continued to implement cost-saving measures with regards to its compensation program including no base salary increases for the named executive officers (other than Mr. Romano in conjunction with his appointment to President and Chief Executive Officer during fiscal 2011).

•
On December 22, 2011, our Board extended the suspension, which began in April 2009, of Company matching contributions to our Variable Deferred Compensation Plan through December 31, 2012. The Board determined that it is appropriate to resume matching contributions to the 401(k) Plan for the 2012 Plan Year and subsequent plan years in the amount of $.50 for each $1.00 contributed that does not exceed 2% of an eligible employee's compensation, for a maximum contribution of 1% of compensation.

•
In 2008, our Board discontinued the Charming Shoppes, Inc. Supplemental Executive Retirement Plan (“SERP”). The annual cost savings of this action has been approximately $1,000,000, and the total value of the accounts subject to participant elections was approximately $4,100,000. All account balances under the SERP have been paid to participants.

Merger with Ascena
On May 1, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ascena Retail Group, Inc. (“Ascena”) and Colombia Acquisition Corp. (the “Purchaser”), a wholly owned subsidiary of Ascena. Under the terms of the Merger Agreement, the Purchaser is offering to purchase all of the outstanding shares of our Common Stock (the “Tender Offer”). Following the closing of the Tender Offer and the satisfaction of all conditions to the closing of the transactions described in the Merger Agreement, the Purchaser will be merged with and into the Company, and the Company will become a wholly owned subsidiary of Ascena (the “Ascena Merger”). If the Ascena Merger is consummated, it will constitute a change in control for all purposes under the Company's compensation program as discussed herein.

Compensation Objectives, Design and Strategy
The primary objectives of Charming Shoppes' executive compensation structure are to assure that our executive compensation and benefit programs:

•	are effective in driving performance to achieve financial goals and create shareholder value without encouraging inappropriate or excessive risk-taking;

•	reflect our unique, entrepreneurial and customer-focused orientation, while taking into account the specific factors currently impacting the Company;

•
help us to attract and retain talented executives by providing competitive compensation opportunities as compared to other retail industry organizations and other companies that represent the market for high caliber executive talent;

•	are cost-efficient and fair to employees, management and shareholders; and

•	are well-communicated to and understood by program participants.
The Committee designed our compensation program, in consultation with the Committee's independent compensation consultant, to reflect our entrepreneurial business strategy. This means that executives with business unit responsibility, such as our brand Presidents, are measured primarily upon the results of their units. At the corporate level, entrepreneurship means that executives are measured on our overall results and on other objective goals.
Our compensation strategy is to place a major portion of an executive's compensation opportunity at risk in the form of annual and long-term incentive programs and to provide competitive compensation opportunities tied to performance. This means that the Committee assesses the relative pay opportunities vis-à-vis relative performance and that for senior executives a substantial portion of their compensation opportunity (i.e., annual and long-term incentives) should be contingent upon their meeting the performance goals set for them by the Committee.
We intend the combination of incentive compensation to balance short-term operational objectives, such as the achievement of adjusted EBITDA targets, and long-term strategic goals such as increasing shareholder value. We also seek to promote a long-term commitment to Charming Shoppes. This means that while we believe compensation should have a strong link to annual financial performance and long-term value creation, we also believe there is great value to the Company in retaining a team of tenured, seasoned executives. These components of compensation are discussed more fully below.
Role of the Compensation Committee
The Committee provides overall guidance for our executive compensation policies and determines the amounts and elements of compensation for our executive officers. The Committee reviews, approves and modifies, as necessary, our compensation and benefits philosophy and our executive compensation programs and administers our short and long-term incentive plans and other stock or stock-based incentive plans. In addition, the Committee is also responsible for the assessment of risks relating to the Company's employment policies and the Company's compensation and benefits programs. The Committee's function is more fully described in its charter which is available on our website at www.charmingshoppes.com. See also “Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance-Compensation Committee.”
Risk Assessment of Executive Pay
In determining the structure of the Company's executive compensation program and the appropriate levels of incentive opportunities, the Committee considers whether the program rewards reasonable risk-taking and whether the incentive opportunities achieve the proper balance between the need to reward employees and the need to improve shareholder returns. For example, the Committee believes that base salaries, the guaranteed portion of total compensation, should represent a sufficient percentage of an executive's compensation opportunity to discourage excessive or inappropriate risk-taking. In fiscal 2011, on average, base salaries of the Company's executive officers constituted approximately 50% of an executive's target total compensation opportunity (i.e., base salary, annual incentives and long-term incentives) with the Company, which the Company felt was sufficient to balance the Company's objectives of rewarding performance and incentivizing appropriate risk. Incentive award targets and opportunities are reviewed annually, allowing the Committee to maintain an appropriate balance between risk and compensation as the Company's business evolves and changes. In addition, the Company's Long-Term Incentive Plan seeks to focus executive officers on the long-term interests of the Company through awards of SARs and/or RSUs that vest over a multi-year period. Finally, the Company's stock ownership guidelines encourage executive officers to focus on long-term shareholder returns. See “Management Stock Ownership Guidelines.” The Committee believes that the combination of compensation elements in the overall program and the related Company policies provide executive officers with appropriate incentives to create long-term value for shareholders while taking thoughtful and prudent risks to grow the value of the Company.
Because our brand Presidents are primarily responsible for ensuring the profitability of our business units, their incentive compensation is tied to the achievement of brand-specific targets. Further, our brand Presidents, like our other executive officers, are incentivized to create long-term value through grants of SARs and/or RSUs that vest over multi-year periods. The Committee believes that the combination of brand-specific targets and the grants of SARs and/or RSUs provide the appropriate balance between creating long-term value and prudent risk-taking.

Policy on Recovery of Previously Paid Executive Compensation
The Company has adopted a recoupment or “clawback” policy providing in certain circumstances for the recovery or forfeiture of annual incentive awards paid or to be paid to certain executives and employees. The policy applies to the officers of the Company and its subsidiaries who hold the office of Vice President or higher and any other officer or employee of the Company or its subsidiaries who is engaged in the preparation of the financial statements of the Company or a subsidiary or the implementation of performance metrics used to calculate incentive awards. If the Committee, in its sole discretion, determines that (1) the executive's or employee's annual incentive compensation was based on financial statements that are required to be materially restated, other than on account of a change in accounting positions or regulatory requirements; (2) the executive or employee received or would receive annual incentive compensation based on materially inaccurate financial statements of the Company or a division or brand; or (3) the executive or employee received or would receive annual incentive compensation based on materially inaccurate performance metric criteria, the Committee may require forfeiture or reimbursement of part or all of the annual incentive award if the annual incentive award paid or payable to the executive or employee exceeds the annual incentive compensation award that would have been paid or payable in the absence of error by more than 10%. If the Committee, in its sole discretion, determines that the executive or employee has committed an act of fraud, embezzlement or theft in connection with his or her employment with the Company, the Committee may require forfeiture or reimbursement of part or all of the annual incentive compensation award. Under the policy, the Company may seek to recover or recoup annual incentive awards that were paid up to two years before the date of the Committee's determination. The policy became effective on April 29, 2010 and applies to incentive awards granted under the Company's annual incentive program on or after January 31, 2010.
Compensation and Benefits Structure
This next section of this Compensation Discussion and Analysis describes each element of our compensation and benefits structure for our named executive officers, with focus on:

•	Pay level-determination of the appropriate pay opportunity;

•	Pay mix-determination of each element of compensation, its purpose and design, and its relationship to the overall pay program; and

•	Pay-for-performance-determination of the performance measures and goals used in the pay programs.

Pay Level
We determine pay levels for the named executive officers based on a number of factors, including each individual's roles and responsibilities within the Company, the individual's experience and expertise, the pay levels for peers within the Company, the pay levels in the marketplace for comparable positions and the performance of the individual, his/her business unit and the Company as a whole. In determining pay levels, the Committee considers all forms of compensation and benefits to review the total opportunity delivered through all elements of pay. In fiscal 2011, this process served as a useful check on total compensation for each executive officer and relative compensation among the executive officers, but no one factor had a specific impact on the named executive officers' annual compensation. In its review of the compensation data in fiscal 2011, the Committee determined that the annual compensation amounts for our named executive officers remained consistent with the Committee's policies and expectations.
Notwithstanding the Company's overall pay positioning objectives, pay opportunities for specific individuals vary based on a number of factors. The Committee reviews competitive market information for all named executive officers each year as part of their annual review process. Actual total compensation paid to an executive in a given year will vary above or below the target compensation levels based primarily on the attainment of individual and corporate goals. In some instances the amount and structure of compensation results from negotiations with executives, which reflects the competitive market for quality managerial talent. To help attract and retain such talent, the Committee also seeks to provide a level of benefits in line with those of comparable publicly traded companies.
The Committee assesses competitive market compensation using a number of sources. A primary data source, although not the determinative factor, used in setting competitive market levels for the named executive officers is the information publicly disclosed by a peer group of 18 companies. The Committee closely analyzes the peer group data, but exercises its discretion in the weight it assigns to this data. An individual's pay is driven primarily by individual and Company performance and internal relativity rather than the peer group data. The peer group data is mostly used as a market check to ensure that individual pay remains within an appropriate range of the peer group. The ranges that the Committee uses are described throughout this Compensation Discussion and Analysis.

We revise this peer group from time to time, in consultation with our independent compensation consultant, primarily due to mergers and other changes to the companies on the list. The list of companies comprising the current peer group follows below. Each of these peer group companies is comparable to us in that they have similar business models, have sales between approximately $1 billion to $5 billion, are U.S. publicly traded companies and, where possible, have both general retail and direct-to-consumer markets. This list of companies is the same group reviewed for fiscal 2010 with two exceptions: J. Crew Group, Inc. was removed from the list since it is no longer publicly traded and Express was added to the list since it is newly public.

Peer Companies used for Compensation Comparison of Named Executive Officers
Abercrombie & Fitch Co.	Foot Locker, Inc.
Aeropostale, Inc.	Genesco Inc.
American Eagle Outfitters, Inc.	J. Crew Group, Inc. *
ANN INC. (formerly Ann Taylor Stores Corporation)	The Men's Wearhouse, Inc.
Chico's FAS, Inc.	New York & Company, Inc.
The Childrens Place Retail Stores, Inc.	Pacific Sunwear of California, Inc.
Collective Brands, Inc.	Stage Stores, Inc.
Dick's Sporting Goods, Inc.	The Talbots, Inc.
Ascena Retail Group, Inc. (formerly Dress Barn, Inc.)	Urban Outfitters, Inc.
*subsequently replaced by Express, Inc.
The publicly available information for the peer companies is supplemented with survey data that provides position-based compensation levels across broad industry segments. Except for our Chief Executive Officer who is assessed solely on the basis of the peer group data, executives are also assessed relative to both general industry, and retail-specific surveys. In setting compensation for fiscal 2011, the Committee reviewed surveys from the Mercer Benchmark Database (retail and general industry segments), Mercer Retail Compensation and Benefits Survey (retail survey), Watson Wyatt Survey Report on Top Management Compensation (general industry survey), Salary.com Apparel & Footwear Industry Compensation Survey (retail survey) and several PM&P proprietary surveys.

The Committee does not select or have any influence over the companies that participated in these surveys. Further, the Committee only receives and considers the aggregate results of the surveys prepared. The Committee does not receive, and accordingly, does not consider the identities of the individual component companies that are included in the surveys. Rather, the Committee only considers statistical summaries of pay practices of the companies included in these databases.
The Committee intends that the total direct compensation opportunity (i.e., base salary, target annual incentives and target long-term incentives) of the executive group for the achievement of target performance should approximate the median for total direct compensation of executives performing similar functions in the competitive market. Market data used for market checks and discussed throughout this Amendment are based on blended data of the peer group information and where available and appropriate for the position, survey data. In fiscal 2011 the target total direct compensation of the executive group fell approximately 5% below the median, primarily as a result of below market long-term incentive grants as compared to the peer group in an effort to manage overall share utilization.
Pay Mix
For fiscal 2011 our compensation program for our named executive officers consisted of the following principal elements:

•	Base Salary-fixed pay that reflects an individual's role and responsibilities, experience, expertise, and individual performance;

•	Annual Incentive Bonus-paid to reward attainment of annual business goals; and

•	Long-term Incentives-paid to reward increases in shareholder value over longer terms and align the interests of executives with the interests of shareholders.
The Committee selected these elements because it believes that this compensation package, taken as a whole, will attract and retain executives, motivate them to achieve the business goals set by the Company, without taking inappropriate risk, and reward them and, in turn our shareholders, for achieving such goals. The rationale for the selection of each particular element is discussed below. In fiscal 2011, the Company's pay mix was significantly different from our peer group in that cash was a more substantial component of total compensation than equity. This difference is largely based on the conscious decision of the Committee to grant equity awards with a lower aggregate grant date value in an effort to manage overall share utilization.

In addition to the factors considered in the discussion that follows, the Committee considered the following specific factors with respect to the named executive officers in setting compensation in fiscal 2011:

Named Executive Officer	Key Factors
Anthony M. Romano
tenure with the Company;
position as Chief Operating Officer and assumption of responsibility for the Company's operations in the absence of a Chief Executive Officer beginning in October 2010; March 2011 appointed as President and Chief Executive Officer;
role of responsibility in the operations and performance of the Company; and
oversight of management

Eric M. Specter	tenure with the Company; position as Chief Financial Officer; and role of responsibility and management of the Company's financial affairs

MaryEllen MacDowell	position as President of Fashion Bug; role of responsibility in the long-term success of the Company; and significant role in generating revenues for the Company

Carol Williams	position as President of Catherines; role of responsibility in the long-term success of the Company; and significant role in generating revenues for the Company

Brian P. Woolf	position as Group President of Lane Bryant; role of responsibility in the long-term success of the Company; and significant role in generating revenues for the Company
In light of these factors, the specific factors impacting the Company's business as described under “Executive Compensation” and the factors discussed below, the Committee determined that compensation levels for fiscal 2011 were appropriate.
Base Salaries
Executive base salaries are designed to reflect our operating philosophy, culture and business direction. Each salary is determined by an annual assessment of a number of factors, including job responsibilities, the development and execution of business strategy, labor market compensation data, individual performance relative to job requirements, our ability to attract and retain critical executives, and salaries paid for comparable positions at peer companies and the general market. The Committee intends that base salaries for our executives, together with other principal components of compensation at target opportunity levels, will approximate the median of the competitive market. The Committee periodically evaluates market base salaries for comparable positions among retailers and general industry. Nevertheless, no specific weighting is applied to the factors considered in setting the level of salary, and thus the process relies on the subjective exercise of the Committee's judgment. In reviewing base salaries for fiscal 2011, the Committee considered current roles and responsibilities with respect to Ms. MacDowell, Mr. Romano, Mr. Specter and Ms. Williams, and additionally considered, with respect to Mr. Woolf, his employment arrangements which took into account competitive market pay in setting base salaries. The only salary increase granted in fiscal 2011 was to Mr. Romano in conjunction with his appointment as President and Chief Executive Officer of the Company. For a discussion of the base salary of Mr. Romano as our Chief Executive Officer, see “Chief Executive Officer Compensation.”

Annual Incentive Program
The annual incentive plan is designed to reward annual operating performance. This is a broad management incentive program, covering the named executive officers, as well as approximately 539 other participants for fiscal 2011. The 2003 Incentive Compensation Plan (the “2003 Incentive Plan”) was approved by shareholders in 2003 and the performance goals were re-approved in 2008 for the purpose of preserving tax deductions under Section 162(m) of the Code. This plan is administered by the Committee, which approves the awards and the performance goals. Therefore, awards earned under the plan that are considered “performance-based” are fully deductible by the Company as a compensation expense.
The plan provides for differing target incentive levels, each expressed as a percentage of base salary. Consistent with our overall compensation strategy, these annual incentive levels in combination with other key elements of compensation are intended to approximate the median of the competitive market. That said, in fiscal 2011, target total cash compensation (i.e., salary plus target annual incentive) for the incumbent named executives approximated the 75th percentile of the competitive market for two reasons. First, the Committee wanted to focus executives with short-term cash opportunities while the Company focused on its turnaround initiatives. Second, the Committee was sensitive to potential shareholder dilution which would have resulted from fully competitive equity awards, and chose instead to weight the variable pay structure more heavily toward cash compensation. Each participant in the annual incentive plan is assigned to an incentive level based on his/her position. For example, the position of our Chief Executive Officer is in Level 1, with a target of 100% of salary and the other named executive officer positions are in Level 2, with a target of 50% of salary (with the exception of Mr. Woolf, who has a target of 75% of salary). In light of our Chief Executive Officer's increased role and responsibility within the Company as compared to other named executive officers and available market data, the Committee considers the differentiation between the Chief Executive Officer and the other executives appropriate.
Actual awards under the annual incentive plan vary each year based upon actual performance relative to the goals set by the Committee at the beginning of the fiscal year (performance goals are discussed below in this Compensation Discussion and Analysis under the caption “Pay-for-Performance” and “Fiscal 2011 Compensation Actions”). The maximum that can be earned by a named executive officer under the annual incentive plan is 200% of the target award, for the achievement of “maximum” performance. Conversely, a partial bonus of 50% of target can be earned for performance that falls short of “target”, but is above “threshold” performance. No bonus is earned if performance falls below the threshold level. In fiscal 2011, performance fell short of the target but was above the threshold level, and as a result, bonuses were awarded to each of our named executive officers under the annual incentive plan.
Long-Term Incentive Program
Long-term incentives are used to balance the short-term focus of the annual incentive program by tying vesting to multi-year periods. Our 2004 Stock Award and Incentive Plan (the “2004 Plan”), was approved by our shareholders at the 2004 Annual Meeting and the performance goals were re-approved at the 2009 Annual Meeting for the purpose of preserving tax deductions under Section 162(m) of the Code. Equity awards granted in fiscal 2011 and all future equity awards will be granted under our 2010 Plan which was approved by our shareholders at the 2010 Annual Meeting, and not under the 2004 Plan. Under the 2004 Plan, the Company could use a variety of long-term incentive vehicles, including stock options, SARs, restricted stock, RSUs, performance shares, performance units and long-term cash incentives. The 2004 and 2010 Plans are administered by the Committee. With the exception of time vested restricted stock grants, awards under the 2004 and 2010 Plans, which are considered “performance-based” under Section 162(m) of the Code, are fully deductible by the Company as a compensation expense.
Fiscal 2011 Awards
Target long-term incentive opportunities vary from year to year, based on the Committee's assessment of market practices, share utilization strategies, and stock price performance. In fiscal 2011, each of our named executive officers was granted equity awards consisting of 100% SARs. SARs granted in fiscal 2011 vest in equal amounts on each of the first four anniversaries of the grant date, subject to the executive's continued employment with the Company. The SARs also provide for full vesting if they are not assumed by the acquiring entity in a change in control and for double-trigger vesting if they are assumed. The Committee believes that the use of SARs is appropriate to incentivize performance and to reward executives for the Company's performance during the Company's turnaround. Because the value of SARs is tied to the performance of our stock, our executives will only profit on the SARs if the price of our Common Stock increases over the relevant four-year period. The Committee elected to grant equity awards to the named executive officers consisting of 100% SARs rather than a mix of SARs and RSUs, as it had done in the past, to increase the performance alignment of the program, because SARs deliver no additional compensation unless our share price increases.
As mentioned above, the Company's philosophy is to have target long-term incentive awards, in combination with other key elements of compensation, approximate the median of the competitive market. In fiscal 2011, however, long-term incentives as granted fell below the 25th percentile of the competitive market. This was primarily due to the lower market price of our Common Stock on the date of grant, which resulted in equity awards with values significantly smaller than in prior years. The Committee believed that these below-market value grants were appropriate to manage aggregate share usage and dilution levels in comparison to our 18 peer group companies and general industry norms. As mentioned above, while target cash compensation levels were, therefore, above market median, overall target compensation for our executives averaged 5% below market median levels. Within these general grant guidelines, individual awards are made to reflect the performance of the executive and his or her contributions to the success of our initiatives to create shareholder value and other individualized considerations. The SARs granted were as follows: Anthony M. Romano, 600,000 SARs; Eric M. Specter, 100,000 SARs; MaryEllen MacDowell, 90,000 SARs; Carol Williams, 60,000 SARs and Brian P. Woolf, 200,000 SARs. In light of Mr. Romano's increased role and responsibility as Chief Executive Officer of the Company as compared to other named executive officers, the Committee considers the differentiation between the SARs granted to Mr. Romano and those granted to the other executives appropriate.
Pay-for-Performance
In fiscal 2011, we used several vehicles designed to create a strong link between pay and performance:

•
The annual incentive program rewards participants for the achievement of short-term, operational goals. As mentioned above, the annual incentive plan serves to reward not only overall Company performance, but also departmental and business unit performance. In general, as discussed below, the performance metrics for Mr. Romano and Mr. Specter were based on corporate operating goals while the performance metrics for Mr. Woolf, Ms. MacDowell and Ms. Williams were based on business unit performance (75%) and corporate operating goals (25%).

•
We believe it is important for all participants to have a significant portion of their annual incentive compensation tied to overall Company performance and, where relevant, departmental and business unit performance. We believe that adjusted EBITDA is a primary indicator of financial performance. Therefore, for fiscal 2011, the annual incentive awards for our named executive officers were determined solely upon the achievement of pre-established consolidated adjusted EBITDA and business unit adjusted EBITDA targets, as appropriate. The target corporate and business unit adjusted EBITDA results were established early in fiscal 2011 based on our financial plan. For a definition of adjusted EBITDA, see “Fiscal 2011 Compensation Actions.”

•
In fiscal 2011, we exceeded the consolidated and business unit adjusted EBITDA threshold goals set for the year with respect to the named executive officers and, as a result, bonuses under our annual incentive plan were paid to them.

•
In fiscal 2011, we awarded SARs to our named executive officers. Because the value of SARs is tied to the performance of our stock, our named executive officers will only profit on the grants if shareholder value increases. While the vesting of these SARs is not directly tied to performance, the ultimate value of the award at vesting is contingent upon the long-term performance of the stock price over the vesting period.

Performance measures for the annual incentive plan have “threshold” requirements, below which no awards are earned or paid. The “maximum” amount that can be earned is 200% of the “target” award opportunity. The Committee reviews and approves these performance levels. In setting the threshold, target and maximum performance levels, the Committee considers a number of factors, including the Company's historical performance, the current budget and long-term forecasts, peer company performance, and general economic trends and conditions. The Committee intends target performance levels to represent challenging and not easily attainable goals, while threshold performance levels are meant to represent challenging, but achievable goals. Incentive payout levels for threshold performance are designed to provide a level of total direct compensation that is below median competitive levels. Maximum performance levels are intended to represent superior performance. Likewise, the incentive payouts for the achievement of maximum performance are designed to reward our executives at overall compensation levels approximating the 75th percentile of the competitive market. We set the threshold and maximum performance levels and payout levels early in a given performance period taking into account the current business conditions we anticipate and our budgets for the year, with a view that the payouts associated with threshold and maximum performance levels should serve as incentives that will not become irrelevant due to business setbacks or unusually strong performance partway through the year. In addition, we intend that the threshold and maximum payout levels will represent a fair allocation of the positive business results achieved in a given year between our shareholders and our employees.
Annual incentive awards are intended to qualify as “performance-based” under Section 162(m) of the Code. As such, the Committee may not exercise discretion to make upward adjustments to the awards earned by the named executive officers. The Committee may, however, exercise negative discretion, to make downward adjustments to the awards earned (i.e., it may authorize an actual payout that is less than the award earned based on the achievement of performance goals), which preserves its ability to factor in other relevant information not reflected in performance targets, while maintaining a favorable 162(m) tax treatment for annual incentives. The Committee's negative discretion may be based on both subjective performance and individual strategic objectives. In fiscal 2011, the Company's performance was above threshold, but below target. The Committee did not exercise negative discretion in the determination of awards.
Fiscal 2011 Compensation Actions
We review salary levels for all employees annually. For fiscal 2011, there were no base salary increases for our named executive officers other than Mr. Romano, who received a salary increase in conjunction with his appointment as President and Chief Executive Officer.
As noted above, performance measures in the annual incentive plan vary by participant, depending upon their roles and responsibilities. However, all participants, including the named executive officers, have either all or a portion of their annual incentive payments tied to consolidated and business unit adjusted EBITDA goals. In addition, the achievement of consolidated adjusted EBITDA and business unit adjusted EBITDA goals determines the amount of the total incentive which is available for payment to each named executive officer and our other executives. Specifically, the estimated awards for corporate officers was established based on corporate consolidated adjusted EBITDA goals, while estimated awards for our brand Presidents was determined based on business unit adjusted EBITDA goals (75%) and consolidated adjusted EBITDA goals (25%). Whether any payout is made under the annual incentive program depends on whether the relevant consolidated adjusted EBITDA and/or business unit adjusted EBITDA goals are met. If these goals are met, the Committee will review subjective and individual factors and may use negative discretion to reduce the amount of the annual incentive award.
The consolidated and business unit adjusted EBITDA goals between threshold and target for our named executive officers were met in fiscal 2011. As a result, we made payments to each of our named executive officers under the annual incentive plan.

The chart below compares actual consolidated and business unit adjusted EBITDA results to the performance goals that were set at the beginning of the year and which determined the amount of the total annual incentive available for payment to our named executive officers.

Actual Fiscal 2011 Consolidated Adjusted EBITDA Results* (millions)	Fiscal 2011 Annual Incentive Plan Performance Goals Consolidated Adjusted EBITDA* (millions)
	Threshold	Target	Maximum
$81.4	$64.0	$82.0	$98.4

Actual Fiscal 2011 Lane Bryant Adjusted EBITDA Results* (millions)	Fiscal 2011 Annual Incentive Plan Performance Goals Lane Bryant Adjusted EBITDA* (millions)
	Threshold	Target	Maximum
$110.8	$103.3	$116.8	$134.3

Actual Fiscal 2011 Fashion Bug Adjusted EBITDA Results* (millions)	Fiscal 2011 Annual Incentive Plan Performance Goals Fashion Bug Adjusted EBITDA* (millions)
	Threshold	Target	Maximum
$23.7	$21.3	$25.0	$28.75

Actual Fiscal 2011 Catherines Adjusted EBITDA Results* (millions)	Fiscal 2011 Annual Incentive Plan Performance Goals Catherines Adjusted EBITDA* (millions)
	Threshold	Target	Maximum
$19	$17.0	$20.0	$23

*
We define adjusted EBITDA as EBITDA before certain recurring items, such as (i) gain on repurchases of the Company's 1.25% Senior Convertible Notes, (ii) restructuring and other charges, (iii) impairment of store assets, goodwill, and trademarks; (iv) income and (loss) from divestitures subsequent to the completion date of the sale and any income and expenses associated with or incidental to the consummation of such divestitures; and (v) income and (loss) from acquisitions and any expenses associated with or incidental to the consummation of such acquisitions and excluding extraordinary and non-recurring items. We define EBITDA as income/(loss) from continuing operations before (i) income taxes, (ii) net interest expense/other income/(loss); and (iii) depreciation and amortization, except for amortization of stock-based compensation, which is a component of selling, general, and administrative expenses.

As a result of our performance in fiscal 2011, our named executive officers received cash payments in the following amounts under the annual incentive plan: Mr. Romano, $775,200; Mr. Specter, $234,500; Ms. MacDowell, $211,687; Ms. Williams, $214,625; and Mr. Woolf, $436,224.
In fiscal 2011, the following awards were granted:

•
A total of 329,541 RSUs were granted to a total of 97 employees. No RSUs were granted to the named executive officers under our Long-Term Incentive Plan. See “Long-Term Incentive Program” for a further discussion of these awards.

•
A total of 2,569,450 SARs were granted to a total of 94 employees, including 1,050,000 SARs to the named executive officers under our Long-Term Incentive Plan. See “Long-Term Incentive Program” for a further discussion of these awards.

The number of grants was based on the Committee's assessment of market practices, share utilization strategies, and stock price performance.
Chief Executive Officer Compensation
On October 13, 2010, Anthony M. Romano was appointed Chief Operating Officer and assumed responsibility for our Company's operations while the Company conducted a search for a new Chief Executive Officer. Due to the increase in his responsibilities, Mr. Romano's base salary was increased from $450,000 to $650,000.

On March 23, 2011, Mr. Romano became our new President and Chief Executive Officer and a Director. In connection with his promotion Mr. Romano's annual base salary was increased to $800,000 and he received a discretionary bonus of $150,000. Mr. Romano is eligible to receive an annual bonus under our annual incentive plan of up to 200% of his base salary based on the achievement of certain performance goals of the Company. In addition, Mr. Romano is provided with an annual automobile allowance of $15,000 and an annual flexible perquisite allowance of $20,000. The Company also granted to Mr. Romano 400,000 SARs, the terms of which are substantially similar to the terms of the SARs granted to our other executive officers as annual awards, which are described above, except that on an involuntary termination the SARs will also become exercisable for the number of shares as to which the SARs would have become exercisable, in the absence of termination, on the next two anniversaries of the grant date following the date of termination.
Additionally, on March 28, 2011 the Company entered into an amendment to Mr. Romano's severance agreement. Under the terms of the severance agreement, as amended, in the event of a qualifying termination Mr. Romano would receive 1.5 times the sum of his annual base salary and three-year average bonus, payable over 18 months, and in the event of a qualifying termination within 24 months of a change in control, Mr. Romano would receive a lump sum payment equal to twice the sum of his annual base salary and three-year average bonus. The other terms of Mr. Romano's severance agreement are substantially similar to those provided to our other executive officers, including our named executive officers, as described below under “Potential Payments Upon Termination or Change in Control.”
Supplemental Executive Retirement Plan (“SERP”)
The Supplemental Executive Retirement Plan (“SERP”) was implemented in 2003 as a recruiting and retention tool for executives. In light of the challenging global economy and in order to eliminate a significant annual expense with respect to executive compensation, the Board of Directors discontinued the SERP as of December 31, 2008.
The annual cost to the Company that was eliminated by the amendment was approximately $1,000,000, and the total value of the accounts was approximately $4,100,000. The discontinuance of the SERP did not affect the Company's deferred compensation program, which is continuing. All account balances under the SERP have been paid to participants.
Deferred Compensation
We offer to certain executives, including our named executive officers, an opportunity to participate in our Variable Deferred Compensation Plan, or “VDCP”, as a cost-effective benefit that enhances the competitiveness of our compensation program. The VDCP provides participants with a way to delay receipt of income and thus income tax on that income until a future date. While deferred, the amount of compensation is not reduced by income taxes, and the executive can choose to have this deferred amount deemed invested in one or more notional investments. See “Nonqualified Deferred Compensation For Fiscal 2011.” Although the executive will eventually owe income taxes on any amounts distributed from the VDCP, the ability to invest on a “pre-tax” basis allows for a higher ultimate after-tax return. By providing a wealth-building opportunity through the VDCP, we believe we are better able to attract and retain executives.
Through the VDCP, we may also provide matching contributions to executives that would have been made under our 401(k) Plan but for limitations under U.S. tax law. As a cost savings measure, we suspended our matching contributions to the VDCP and to our 401(k) Plan beginning in April 2009. We also use the VDCP to encourage executives who would receive compensation that would be non-deductible under Section 162(m) to defer receipt of the compensation until after their termination of employment, at which time the payment of such compensation would be fully deductible by the Company under current tax law. We provide an inducement for such deferrals by crediting the named executive officer with additional Common Stock units that have a value equal to 20% of the amounts deferred with respect to which we would have lost a tax deduction under Section 162(m). None of the named executive officers have availed themselves of this provision.

Other Benefits and Perquisites
As employees of the Company, the named executive officers are eligible to participate in all of the broad-based Company-sponsored benefits programs on the same basis as other full-time employees.
The Company provides minimal perquisites as an additional form of compensation to executive officers, including the named executive officers. The type and amount of perquisites is subject to the approval of the Committee, and is taken into account as part of the total compensation to executive officers. Details of these perquisites provided to the named executive officers are set forth in footnotes to the Summary Compensation Table.
In connection with his employment arrangement with the Company, we provided Mr. Woolf with certain relocation benefits in order to move near his office with the Company. In addition to these benefits, we also provided our named executive officers with a modest automobile allowance. Our Executive Vice Presidents and brand Presidents are also granted an annual flexible perquisite allowance, which may only be used for specifically identified purposes, such as reimbursement for certain medical services and reimbursement for the costs of financial planning services. We believe these benefits are reasonable in light of the named executive officers' positions with the Company.
Management Stock Ownership Guidelines
The purpose of our Stock Ownership Guidelines is to more closely align our key executives' interest with our shareholders. Where executives are shareholders themselves, the executives realize a direct benefit by achieving the objective of increasing shareholder value. Our Chief Executive Officer is required to hold 120,000 shares of our Common Stock. The other named executive officers are required to hold 40,000 shares of our Common Stock. Their holdings may include deferred stock, RSUs and vested SARs (to the extent of the number of shares equal in value to the spread of the vested SAR at a point in time). These requirements are to be satisfied within six years of appointment to an office subject to this guideline. Until the executive's respective ownership guideline is satisfied, the executive is expected to retain all shares of Company stock acquired upon vesting or release, except those shares withheld by the Company to satisfy required tax obligations. All named executive officers who are currently required to comply with the guidelines were in compliance as of the date hereof.
Severance and Change in Control Benefits
Like most of our peers, we have entered into severance and change in control agreements with our senior executive officers, including our former Chief Executive Officer and our other named executive officers. See “Potential Payments Upon Termination or Change in Control.” The Committee believes that these benefits are an important part of the total compensation and benefits package, enhancing our ability to compete for talent, and fostering stability in our management group. Our Committee regularly reviews and examines our compensation arrangements for executives. In 2007, this review included an analysis, carried out with the assistance of the Committee's independent compensation consultants, of our executive severance agreements with our named executive officers and other senior executives. Based on this review, we amended the severance agreements with our executive team. Among other things, these agreements were revised to condition severance payments upon agreement by the executives to non-competition covenants that previously had not been included in many of these agreements, in addition to the existing non-solicitation covenants and a requirement that the executive deliver a release of claims. In other words, in return for providing assurances to our executives that they will be compensated if they are terminated by the Company without cause or in the case of certain fundamental changes to the Company, these executives have made a commitment to the Company that they will not voluntarily terminate their employment in order to work for our competitors. In general, our severance benefits provide for a lump sum cash payment in the event of involuntary termination or termination for good reason following a change in control and a cash payment over time in the event of involuntary termination independent of a change in control. The Committee determined to reduce the amount of severance that executives would receive in the event of a termination of employment within 24 months after a change in control. These severance agreements have been further amended to eliminate the Company's obligation to make gross up payments for excise taxes imposed on the executives under Section 4999 of the Code, as amended. The Committee believes that its severance and change in control benefits are reasonable and fair to both the Company and the executives and are within the norm when compared to similar companies.

Under our Long-Term Incentive Plans, awards granted prior to fiscal 2009 were “single trigger.” Therefore, if a change in control of the Company occurs, stock options, SARs, restricted stock and RSUs granted before fiscal 2009 under such plans become fully vested (at target levels in the case of performance shares) and, in the case of stock options and SARs, become fully exercisable. Awards granted in fiscal 2009 (SARs), fiscal 2010 (SARs and RSUs) and fiscal 2011 (SARs) under such plans become fully vested and, in the case of SARs, become fully exercisable in connection with a change in control of the Company only if (1) the acquiring company does not convert the award into an “equivalent” replacement award, or (2) the acquiring company does so convert the award and the employee is terminated as a result of a qualifying termination upon or within 24 months following the change in control.

Timing of Equity Awards and the Release of Material Information
In December 2006, the Committee adopted a policy governing grants of equity awards, including stock options, SARs, restricted stock, RSUs, deferred stock, performance shares and all other forms of equity-based awards under our compensation plans (the “Equity Awards Policy”), which formalized certain unofficial policies and procedures historically followed by us with respect to awards. Under the Equity Awards Policy, the Committee delegated authority to an internal stock award committee consisting of three officers (the “Internal Committee”) to determine, together with the Committee, equity awards to employees and non-employees, subject to limitations set forth in the equity compensation plans and in the Equity Awards Policy. The Internal Committee has authority to make grants only to non-executive officer employees and service providers.
The Equity Awards Policy includes rules regarding the timing of equity award grants. Whether an equity award is granted by the Committee or the Internal Committee, the grant date of a particular equity award generally is the date when the actions authorizing the grant are completed or at a later specified date. However, grants of stock options and SARs, other than those made pursuant to regular annual grants, may not be made until after the release of any pending material non-public information, regardless of whether such information is anticipated to be positive or negative. Grants of all other types of equity awards generally should be made at times when no material non-public information is pending, unless such grants are made at a fixed date approved in advance, and it is determined such grants would not provide an unintended benefit to the employee or an unintended cost to us. In the case of regular annual grants of equity awards pursuant to employment agreements, the Equity Awards Policy directs such grants to be made at the times specified in the employment agreements. If an employment agreement specifies a time period during which equity awards must be made, the grant date should be determined at a meeting of the Committee scheduled at least ninety days in advance, except in exceptional circumstances. Regular annual grants of equity awards, for which grant dates are not specified in the recipient's employment agreement, are made during a period of fourteen days commencing with the third trading day after the announcement of our financial results for the previous fiscal year.
Impact of Tax and Accounting on Compensation Decisions
As a general matter, the Committee takes into account the various tax and accounting implications of compensation vehicles employed by the Company.
Section 162(m) of the Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1,000,000 in any taxable year to each of the chief executive officer and certain other executive officers other than the chief financial officer. Exceptions are made for qualified performance-based compensation. The Committee seeks to maximize the effectiveness of our executive compensation plans in this regard. However, the Committee believes that compensation and benefits decisions should be driven primarily by the needs of the business, rather than by tax policy. Therefore, the Committee may make pay decisions that potentially could result in compensation expense that is not fully deductible under Section 162(m). For fiscal 2011, we anticipate that substantially all of the compensation realized during the fiscal year by the named executive officers will be tax deductible without limitation under Section 162(m).

When determining amounts of long-term incentive grants to executives and employees, the Committee examines the accounting cost associated with the grants. Under Accounting Standards Codification Topic 718 “Compensation - Stock Compensation”, grants of stock options, SARs, restricted stock, RSUs and other share-based payments result in accounting expense to us. The accounting charge is equal to the fair market value of the instruments being used. For restricted stock or RSUs, the expense is equal to the fair market value per share on the date of grant times the number of shares or units granted. For stock options and SARs, the expense is equal to the fair value of the option or SAR on the date of grant using a Black-Scholes option pricing model times the number of options or SARs granted. This expense is amortized on a straight line basis over the award's requisite service period, except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2011, 2010 and 2009 for our Chief Executive Officer, our Chief Financial Officer and the other named executive officers.
SUMMARY COMPENSATION TABLE FOR FISCAL 2011, 2010 AND 2009

Name and Principal Position	Fiscal Year (2)	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Anthony M. Romano (1),	2011	772,308	150,000(7)	—	1,926,000	775,200	37,870 (8)	3,661,378
President and	2010	503,846	—	81,000	189,001	—	22,600	796,447
Chief Executive
Officer (PEO)

Eric M. Specter,	2011	500,000	—	—	321,000	234,500	23,250 (9)	1,078,750
Executive Vice	2010	500,000	—	97,498	227,499	—	22,833	847,830
President and	2009	500,000	125,000	—	302,500	—	31,366	958,866
Chief Financial
Officer (PFO)

MaryEllen MacDowell(1),	2011	500,000	108,160(10)	—	288,900	211,687	15,802 (11)	1,124,549
President -	2010	408,846	12,680	43,201	100,801	—	17,595	583,123
Fashion Bug

Carol Williams,	2011	500,000	—	—	192,600	214,625	25,790 (12)	933,015
President -
Catherines

Brian P. Woolf(1),	2011	725,000	100,000(13)	—	642,000	436,224	27,398 (14)	1,930,622
President -	2010	725,000	—	119,627	279,123	—	26,173	1,149,923
Lane Bryant	2009	725,000	—	—	211,750	—	94,284	1,031,034

(1)
Effective October 13, 2010, Mr. Romano received a salary increase from $450,000 to $650,000 when he was appointed Executive Vice President and Chief Operating Officer and assumed responsibility for the operations of the Company while a search was conducted for a replacement Chief Executive Officer. On March 23, 2011, Mr. Romano was appointed as President and Chief Executive Officer and received a salary increase to $800,000. On April 1, 2012, Mr. Romano received an additional salary increase to $900,000. Ms. MacDowell was appointed President - Fashion Bug on June 16, 2010. On March 23, 2011, Mr. Woolf was appointed to the new position of Group President - Lane Bryant.

(2)	We have a 52-53 week fiscal year ending the Saturday nearest January 31. Fiscal 2011, 2010 and 2009 were 52 week fiscal years.

(3)
The amounts reported in the “Stock Awards” column represent the aggregate grant date fair values of stock awards granted in the applicable fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation”. For information regarding significant factors, assumptions and methodologies used in our computations, see “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 7. Stock-Based Compensation Plans” to our consolidated financial statements included in the Original Filing, “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 9. Stock-Based Compensation Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 10. Stock-Based Compensation Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. For the fiscal year ended January 28, 2012, no awards were granted to the named executive officers.

(4)
The amounts reported in the “Option Awards” column represent aggregate grant date fair values of stock appreciation rights granted in the applicable fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation”. For information regarding significant factors, assumptions and methodologies used in our computations, see “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 7. Stock-Based

Compensation Plans” to our consolidated financial statements included in the Original Filing, “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 9. Stock-Based Compensation Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 10. Stock-Based Compensation Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

(5)
All named executive officers received a bonus under the annual incentive plan. This short-term incentive plan is described more fully under “Compensation Discussion and Analysis-Annual Incentive Program.”

(6)	The amounts shown in this column exclude medical, disability and certain other benefits received by the named executive officers that are generally available to all of our employees.

(7)	The amount for fiscal 2011 with respect to Mr. Romano represents a discretionary bonus.

(8)
The amount for fiscal 2011 with respect to Mr. Romano includes perquisites and personal benefits consisting of an automobile allowance, Company paid life insurance and short term disability insurance, and reimbursement of expenses for medical, financial planning services, health club dues and computer equipment.

(9)
The amount for fiscal 2011 with respect to Mr. Specter includes perquisites and personal benefits consisting of an automobile allowance, Company paid life insurance and short term disability insurance, and reimbursement of expenses for medical services and health club dues.

(10)
The amount for fiscal 2011 with respect to Ms. MacDowell represents a discretionary bonus of $100,000 and long term retention bonuses of $8,160 payable in 2011 which were granted in 2006 and 2007 conditioned upon her continued employment with the Company on the last day of the applicable fiscal year.

(11)
The amount for fiscal 2011 with respect to Ms. MacDowell includes perquisites and personal benefits consisting of an automobile allowance, Company paid life insurance and short term disability insurance, and reimbursement of computer equipment.

(12) The amount for fiscal 2011 with respect to Ms. Williams includes perquisites and personal benefits consisting of an automobile allowance, Company paid life insurance and short term disability insurance, and reimbursement of medical expenses and financial planning services. We also paid premiums for additional life insurance for the benefit of Ms. Williams.
(13) The amount for fiscal 2011 with respect to Mr. Woolf represents a discretionary bonus.

(14)
The amount for fiscal 2011 with respect to Mr. Woolf includes perquisites and personal benefits consisting of an automobile allowance, Company paid life insurance and short term disability insurance, and reimbursement of expenses for medical and financial planning services. We also paid premiums for additional life insurance for the benefit of Mr. Woolf.

Offer Letters and Severance Agreements
In connection with his employment by the Company as Executive Vice President - Business Transformation, we signed an offer letter with Mr. Romano on January 26, 2009. Pursuant to the terms of the offer letter, Mr. Romano received an annual base salary of $450,000 and was eligible to receive an annual bonus of up to 100% of base salary (50% is the target level for such bonus) based on the achievement of certain performance goals for fiscal 2009. As performance targets for Mr. Romano for fiscal 2009 were not met, no annual incentive bonus was paid to him. The offer letter provides for Mr. Romano's participation in our retirement and other employee benefit programs, including the Company's medical plan, life insurance program, 401(k) Plan and variable deferred compensation plan. In addition, Mr. Romano is provided with an annual automobile allowance and an annual flexible perquisite allowance.
As an inducement for Mr. Romano to enter into employment with the Company, the Company granted him 150,000 SARs which were granted in accordance with NASDAQ Marketplace Rule 5635(c)(4). Each SAR represents the right to receive, at exercise, a number of shares of the Company's Common Stock with a fair market value at the date of exercise equal to the appreciation in value of shares over the base amount. The base amount was $1.03 per share, which was the closing price per share for our Common Stock on the grant date (as reported by NASDAQ). These time-based SARs vest as to 40% of the shares on the first anniversary of the grant date and 30% of the shares on each of the second and third anniversaries of grant date.
Effective October 13, 2010, Mr. Romano's salary was increased to $650,000 on his promotion to Chief Operating Officer and his assumption of responsibility for the operations of the Company. Effective March 23, 2011, Mr. Romano was appointed as our new President and Chief Executive Officer and a Director and his salary increased to $800,000. The Company paid Mr. Romano a bonus of $150,000 in connection with his promotion. He also received 400,000 SARs upon his appointment, the terms of which are substantially similar to the terms of the SARs granted to our other executive officers as annual awards, which are described above, except that on an involuntary termination the SARs will also become exercisable for the number of shares as to which the SARs would have become exercisable, in the absence of termination, on the next two anniversaries of the grant date following the date of termination. As of April 1, 2012, Mr. Romano received a salary increase of $100,000.

In connection with his appointment as President-Lane Bryant, we signed an offer letter with Mr. Woolf on June 30, 2008. Pursuant to the terms of his offer letter, Mr. Woolf received an annual base salary of $725,000 and was eligible to receive an annual bonus of up to 100% of base salary (50% is the target level for such bonus) based on the achievement of certain performance goals. The offer letter provided for Mr. Woolf's participation in our retirement and other employee benefit programs, including the Company's medical plan, life insurance program, 401(k) Plan and variable deferred compensation plan. In addition, Mr. Woolf received an annual automobile allowance, an annual flexible perquisite allowance and supplemental life insurance with a $600,000 death benefit. Under the terms of the offer letter, Mr. Woolf received relocation assistance and a special transition bonus of $85,000. As an inducement for Mr. Woolf to enter into employment with the Company, the Company granted him SARs with an aggregate value equal to $500,000 in accordance with NASDAQ Marketplace Rule 5635(c)(4), with vesting in three equal installments on the third, fourth and fifth anniversaries of the grant date, subject to accelerated vesting in certain circumstances.
On March 23, 2011, Mr. Woolf was appointed to the new position of Group President - Lane Bryant. In connection with his promotion, Mr. Woolf received a bonus of $100,000. He also received 75,000 SARs, the terms of which are substantially similar to the terms of the SARs granted to our other executive officers, which are described above. The other aspects of Mr. Woolf's compensation package remain unchanged.
We have entered into severance agreements with all of our named executive officers. These agreements provide for certain payments to be made to the executive if he or she is terminated in connection with a change in control of the Company or if he or she is otherwise involuntarily terminated without cause, as described more fully under “Potential Payments Upon Termination or Change in Control.” As stated above, if consummated the Ascena Merger will constitute a change in control. These severance agreements also obligate each executive not to disclose or use our confidential or proprietary information during and after his or her employment with Charming Shoppes, not to compete with the Company nor to attempt to induce any of our employees to terminate employment, and not to interfere in a similar manner with our business during the time in which the executive is receiving payments and not to disparage the Company, its officers and employees.

Grants of Plan-Based Awards During Fiscal 2011
The following table shows all plan-based awards granted to the named executive officers during fiscal 2011. The non-equity incentive plan awards are also reflected in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation,” and the stock awards identified in the table below are also repeated in the Outstanding Equity Awards at Fiscal 2011 Year-End Table which follows this table.
GRANTS OF PLAN-BASED AWARDS DURING FISCAL 2011

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Anthony M. Romano	3/29/2011				—	600,000	4.00	2,400,000
	3/23/2011	600,000	800,000	1,600,000

Eric M. Specter	3/29/2011				—	100,000	4.00	400,000
	3/23/2011	125,000	250,000	500,000

MaryEllen MacDowell	3/29/2011				—	90,000	4.00	360,000
	3/23/2011	125,000	250,000	500,000

Carol Williams	3/29/2011				—	60,000	4.00	240,000
	3/23/2011	125,000	250,000	500,000

Brian P. Woolf	3/29/2011				—	200,000	4.00	800,000
	3/23/2011	363,000	544,000	1,088,000
_____________________

(1)
The amounts in the columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent potential threshold, target and maximum bonuses available to the named executive officers under the 2003 Incentive Plan. This table reports the awards that could have been earned in fiscal 2011. The actual payments under these awards are reported above in the Summary Compensation Table in the column entitled Non-Equity Incentive Plan Compensation. Under the 2003 Incentive Plan, awards are paid at the end of the fiscal year based on performance metrics for the year, as described above in “Compensation Discussion and Analysis.”

(2)	No stock awards were granted in fiscal 2011 to the named executive officers.

(3)
The amounts shown in the “All Other Option Awards” column represent the shares awarded under the 2010 Plan which are SARs. The vesting schedule is described in the footnotes to the Outstanding Equity Awards at Fiscal 2011 Year-End table below.

(4)
The amounts shown in the “Grant Date Fair Value of Stock and Option Awards” column represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation”.

In fiscal 2011 and prior years, Charming Shoppes granted awards to its executive officers under three plans: the 2003 Incentive Plan (the “2003 Incentive Plan”), the 2004 Stock Award and Incentive Plan (the “2004 Plan”) and the 2010 Plan. The 2003 Incentive Plan was approved by our Shareholders at our 2003 Annual Meeting and the performance goals were reapproved at the 2008 Annual Meeting of Shareholders. The 2004 Plan was approved by our Shareholders at our 2004 Annual Meeting of Shareholders and the performance goals were reapproved at the 2009 Annual Meeting of Shareholders. The 2010 Plan was approved by our Shareholders at our 2010 Annual Meeting of Shareholders.

The 2003 Incentive Plan is designed to reward short-term operating performance and in certain circumstances, authorizes stock awards. See “Compensation Discussion and Analysis-Fiscal 2011 Awards” for a discussion of the business metrics upon which performance goals for 2011 were based.
Under the 2003 Incentive Plan, the Compensation Committee generally can specify the circumstances in which awards will be paid or forfeited in the event of a change in control, termination of employment by Charming Shoppes or other events. However, the 2003 Incentive Plan provides that, in the event of death, disability or retirement, the participant will receive a pro rated incentive award, proportionate to the part of the performance period worked by the participant, based on actual performance, unless otherwise determined by the Compensation Committee.
RSUs and SARs granted under the 2004 Plan and 2010 Plan are subject to a risk of forfeiture upon termination of employment in certain circumstances until they become vested. Awards made prior to fiscal 2009 generally would become vested on an accelerated basis upon a change in control of Charming Shoppes. Awards made in fiscal 2009, 2010 and 2011 become vested on an accelerated basis upon a change in control of Charming Shoppes unless assumed by the acquirer and to the extent not already vested, while the awards assumed by the acquirer would become fully vested in the event the employee is terminated as a result of a qualifying termination within 24 months of a change in control.
RSUs are credited with dividend equivalents equal to dividends, if any, paid on our Common Stock. In some cases these dividends would be deemed reinvested in additional RSUs, but in all cases dividend equivalents, whether in the form of deferred cash or additional stock awards, remain subject to the same risk of forfeiture as the underlying RSUs. Absent unusual circumstances, vested RSUs are expected to be settled solely by delivery of shares of our Common Stock. We have not paid any dividends since 1995.

Outstanding Equity Awards at Fiscal 2011 Year-End
The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal 2011. The amounts reported under the “Option Awards” and “Stock Awards” columns are included in the Summary Compensation Table under “Stock Awards” and “Option Awards” at their grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation”. In addition, the stock awards and option awards reported in the Grants of Plan-Based Awards table above are also reported in this table.
OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (1) Exercisable	Number of Securities Underlying Unexercised Options (#) (2) (a) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3) (b)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Anthony M. Romano	60,000	90,000	1.03	2/9/2016	11,728	58,054
	11,331	33,993	5.18	4/4/2017
		600,000	4.00	3/28/2018

Eric M. Specter	15,760		5.00	3/31/2015	46,904	232,175
	21,013	42,027	5.00	3/31/2015
	100,000	150,000	1.57	3/22/2016
	13,639	40,917	5.18	4/4/2017
		100,000	4.00	3/28/2018

MaryEllen	3,973	7,946	5.00	3/31/2015	10,544	52,193
MacDowell	23,333	11,667	1.19	1/20/2016
	26,000	39,000	1.57	3/22/2016
	6,043	18,130	5.18	4/4/2017
		90,000	4.00	3/28/2018

Carol Williams	51,440	102,881	3.11	10/12/2015	10,860	53,757
	46,000	69,000	1.57	3/22/2016
	10,491	31,475	5.18	4/4/2017
		60,000	4.00	3/28/2018

Brian P. Woolf	67,476	134,953	4.70	7/7/2015	17,321	85,739
	70,000	105,000	1.57	3/22/2016
	16,734	50,202	5.18	4/4/2017
		200,000	4.00	3/28/2018
_____________________
(1) The numbers shown in this column represent the vested portion of time-based SARs granted to the named executive officers under the terms of the Company's 2004 Plan and 2010 Plan.

(2)	The numbers shown in column (a) represent the unvested portion of time-based SARs granted to the named executive officers under the terms of the Company's 2004 Plan and 2010 Plan.

(3)	The numbers shown in column (b) represent time-based RSUs granted to the named executive officers under the terms of the Company's 2004 Plan.

The following table presents information regarding the outstanding stock and option awards included in the table above that were not vested as of the last day of fiscal 2011.

Name	Shares Underlying Option Award	Shares Underlying Stock Award	Grant Date	Shares Appear in Column	Performance Conditions	Vesting Note (a)
Anthony M. Romano	90,000		2/10/2009	(a)	None	Years 2, 3 and 4 (Note (c))
	33,993		4/5/2010	(a)	None	Years 1-4 (Note (d))
	600,000		3/29/2011	(a)	None	Years 1-4 (Note (d))
		11,728	4/5/2010	(b)	None	Years 1-4 (Note (e))

Eric M. Specter	42,027		4/1/2008	(a)	None	Years 3, 4 and 5 (Note (f))
	150,000		3/23/2009	(a)	None	Years 2, 3 and 4 (Note (c))
	40,917		4/5/2010	(a)	None	Years 1- 4 (Note (d))
	100,000		3/29/2011	(a)	None	Years 1- 4 (Note (d))
		11,453	3/26/2007	(b)	None	Years 3, 4 and 5 (Note (b))
		21,334	4/1/2008	(b)	None	Years 3, 4 and 5 (Note (g))
		14,117	4/5/2010	(b)	None	Years 1-4 (Note (e))

MaryEllen MacDowell	7,946		4/1/2008	(a)	None	Years 3, 4 and 5 (Note (f))
	11,667		1/21/2009	(a)	None	Years 2, 3 and 4 (Note (h))
	39,000		3/23/2009	(a)	None	Years 2, 3 and 4 (Note (c))
	18,130		4/5/2010	(a)	None	Years 1- 4 (Note (d))
	90,000		3/29/2011	(a)	None	Years 1- 4 (Note (d))
		989	3/26/2007	(b)	None	Years 3, 4 and 5 (Note (b))
		3,300	4/1/2008	(b)	None	Years 3, 4 and 5 (Note (g))
		6,255	4/5/2010	(b)	None	Years 1-4 (Note (e))

Carol Williams	102,881		10/13/2008	(a)	None	Years 3, 4 and 5 (Note (f))
	69,000		3/23/2009	(a)	None	Years 2, 3 and 4 (Note (c))
	31,475		4/5/2010	(a)	None	Years 1- 4 (Note (d))
	60,000		3/29/2011	(a)	None	Years 1- 4 (Note (d))
		10,860	4/5/2010	(b)	None	Years 1-4 (Note (e))

Brian P. Woolf	134,953		7/8/2008	(a)	None	Years 3, 4 and 5 (Note (f))
	105,000		3/23/2009	(a)	None	Years 2, 3 and 4 (Note (c))
	50,202		4/5/2010	(a)	None	Years 1-4 (Note (d))
	200,000		3/29/2011	(a)	None	Years 1-4 (Note (d))
		17,321	4/5/2010	(b)	None	Years 1-4 (Note (e))

_____________________

(a)	Vesting is subject to acceleration in some cases in connection with termination of employment or a change in control. See “Potential Payments Upon Termination or Change in Control” below.

(b)
These are time-based RSUs that vest as to 33% of the award on each of the third and fourth anniversaries of the date of grant and as to the remaining 34% of the award on the fifth anniversary of the date of grant subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

(c)
These are time-based SARs that vest as to 40% of the award on the second anniversary of the date of grant and 30% of the award on each of the third and fourth anniversaries of the date of grant subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

(d)
These are time-based SARs that vest in four equal annual installments on the first, second, third and fourth anniversaries of the grant date subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

(e)
These are time-based RSUs that vest in four equal annual installments on the first, second, third and fourth anniversaries of the grant date subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

(f)
These are time-based SARs that vest as to one-third of the award on each of the third, fourth and fifth anniversaries of the date of grant subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

(g)
These are time-based RSUs that vest as to one-third of the award on each of the third, fourth and fifth anniversaries of the date of grant subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

(h)
These are time-based SARs that vest as to one-third of the award on each of the second, third and fourth anniversaries of the date of grant subject to the named executive officer's continued employment with Charming Shoppes through the relevant anniversary dates.

Option Exercises and Stock Vested During Fiscal 2011

The following table shows all stock awards which vested during fiscal 2011 and the value realized upon vesting with respect to the named executive officers during fiscal 2011. No stock options or SARs were exercised by the named executive officers in fiscal 2011.
OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2011

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Anthony M. Romano	3,909	17,200
Eric M. Specter	36,935	142,688
MaryEllen MacDowell	5,222	21,776
Carol Williams	3,619	15,924
Brian P. Woolf	5,773	25,401
________________

(1)
Reflects the market value of our Common Stock on the vesting date (as reported on The NASDAQ Stock Market), multiplied by the number of shares that vested. For this purpose, value is realized whether or not the named executive officer sold the shares that became vested.

Nonqualified Deferred Compensation for Fiscal 2011

The following table shows certain information with respect to the named executive officers' nonqualified deferred compensation during fiscal 2011, under our Variable Deferred Compensation Plan (“VDCP”). See “Variable Deferred Compensation Plan” below.
NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2011

Name	Executive Contributions in Fiscal 2011 ($) (1)	Company Contributions in Fiscal 2011 ($)	Aggregate Earnings in Fiscal 2011 ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 2011 Fiscal Year End ($)
Anthony M. Romano	—	—	—	—	—
Eric M. Specter	—	—	15,229(3)	32,099(4)	371,770(5)
MaryEllen MacDowell	19,231	—	389(3)	—	236,626(5)
Carol Williams	—	—	—	—	—
Brian P. Woolf	—	—	—	—	—
__________________

(1)	Represents the named executive officers' contributions to our VDCP. These amounts are included in the Summary Compensation Table under “Salary” or “Non-Equity Incentive Plan Compensation” or both.

(2)
The amounts in this column include the returns credited to accounts under the VDCP based on the actual investment performance of mutual funds selected by participants. The weighted average rate of return for the VDCP for the named executive officers in fiscal 2011 was 2.6%.

(3)	Attributable to the VDCP.

(4)	Attributable to a partial distribution of Mr. Specter's account balance in the VDCP.

(5)	Represents compensation deferred pursuant to the VDCP.
Variable Deferred Compensation Plan
We provide the VDCP to key executives and certain other officers and employees. Under the VDCP, participants may contribute up to 77% of their base compensation and 90% of bonus compensation to their choice of a retirement distribution account and/or an in-service distribution account while they are employed by the Company. In addition, participants may contribute all or part of the shares of stock they would otherwise receive upon the lapse of restrictions applicable to restricted stock and restricted stock unit awards under one or more equity plans. Until the matching Company contributions were suspended effective April 2009, this plan included a matching Company contribution of 50% of the participant's contribution with respect to up to 3% of the participant's compensation (up to 6% of total compensation for contributions with respect to amounts of total compensation in excess, if any, of the sum of the participant's compensation over the maximum amount of compensation permitted to be taken into account under the terms of the Company's retirement savings plan), less any matching contributions made for the participant under our 401(k) Plan.
Under this plan, a participant is also entitled to have credited to his or her retirement distribution account a unit equivalent to two-tenths of a share of Common Stock for every share such participant elects to defer and Common Stock equal to 20% of base salary and bonus compensation which such participant elects to defer, but only to the extent that, in the absence of deferral, the vesting of such shares or the payment of such compensation would have otherwise caused such participant's compensation to be non-deductible by the Company under Section 162(m) of the Code.
Participants are 100% vested in their contributions from base salary and bonus compensation. Participants will be 25% vested in matched contributions after two years of service, and an additional 25% vested in such contributions for each year of service after the first two. Therefore, participants are 100% vested in matched contributions after five years of service. Also, participants over the age of 65, or over the age of 55 who have ten or more years of service, will be 100% vested in matched contributions as long as they are still employed. Finally, participants are automatically 100% vested in matched contributions if they become disabled or die while employed, or if a change in control occurs while they are employed by us.

Amounts deferred under the VDCP are deemed to be invested in one or more investment portfolios made available to participants. Since the amounts in the VDCP are unfunded, participants do not actually own shares in the investment portfolios; rather, their deferral accounts are credited with gains or losses based on the actual performance of such investment portfolios. We established a “Rabbi Trust” to provide an informal funding vehicle for our nonqualified benefit obligations to our employees, and this trust holds life insurance policies on some of the plan participants. We contribute cash to these life insurance policies in amounts equal to the compensation deferred by plan participants. The cash value of the life insurance policies is allocated among funds that are similar to the funds offered to participants as investment indices under the plan.
The rate of return credited to accounts under the VDCP is based on the actual investment performance of mutual funds designated for selection by the participants. The weighted average rate of return for the named executive officers in fiscal 2011 was 2.6%.
Benefits under the VDCP's retirement distribution accounts can be disbursed in a lump sum or in annual installments (over five or ten years) at the election of the participant; if a form of distribution is not elected, or if the value of the account is less than $50,000, distribution is in a lump sum. The first distribution payment will be made as soon as practicable after the participant's retirement. Benefits under the VDCP's in-service distribution account are disbursed in a lump sum on the date designated by the participant. If a participant's employment ends before retirement or before the distribution date chosen by the participant, other than because of disability or death, the participant will receive a lump sum payment of the vested portion of its distribution account(s). Under the VDCP, distribution accounts become 100% vested in the event of a change in control, and the distributions will be made in a lump sum as soon as practicable following the change in control.
Supplemental Executive Retirement Plan (SERP)
In order to eliminate a significant annual expense with respect to executive compensation, the Board of Directors discontinued the SERP as of December 31, 2008. On December 17, 2008, the Board of Directors amended the Plan to discontinue retirement credits to the Plan and make other related changes. See “Compensation Discussion and Analysis-Executive Summary” for a description of the principal changes made. The annual cost to the Company that was eliminated by these changes is approximately $1,000,000, and the total value of the accounts was approximately $4,100,000. The discontinuance of the SERP did not affect the Company's VDCP program, which is continuing. The final distribution from the SERP was made in fiscal 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following explains the compensation potentially payable to each of our named executive officers in connection with termination of such executive's employment and in connection with a change in control of the Company. As stated above, if the Ascena Merger is consummated it will constitute a change in control. In accordance with SEC rules, the discussion below provides estimates of the amounts that would have been payable had a change in control occurred on January 28, 2011, the last day of fiscal 2011, and is not reflective of amounts that may be paid or be payable to the named executive officers upon the consummation of the Ascena Merger.
Amounts payable pursuant to a severance agreement could be paid over a shorter period than the payment periods referenced below in order to comply with Section 409A of the Internal Revenue Code.

The payments and benefits accruing to a named executive officer in the various termination and change in control circumstances discussed below represent compensation that is tied to the particular type of termination or the change in control event. Ordinary accruals, including salary payable through the date of termination, annual incentive plan amounts and earned and accrued vacation pay, are not included as these are not payable as a result of any particular termination. Fiscal 2011 annual incentive plan amounts and earned and accrued vacation pay as of January 28, 2012 were as follows: Mr. Romano, $775,200 and $21,538; Mr. Specter, $234,500 and $17,308; Ms. MacDowell, $211,687 and $15,385; Ms. Williams, $214,625 and $8,654; and Mr. Woolf, $436,224 and $19,519. Likewise, the amounts shown below do not include benefits that are payable without regard to the type of termination event and attributable to the named executive officer under our VDCP, which includes the amounts deferred by the named executive officer and the matching contributions by us under VDCP. See “Nonqualified Deferred Compensation for Fiscal 2011” above.
For purposes of this analysis, we value stock awards and SARs based on the closing market price of our stock on January 27, 2012, less the exercise price (or base amount) in the case of SARs. We have not included any additional value representing the time value of SARs and we have not reduced the value of unvested stock awards or SARs based on the portion of the vesting period elapsed at January 28, 2012.

Severance Agreements
We have entered into severance agreements with our named executive officers (each a “Severance Agreement”). Under the Severance Agreements, subject to the named executive officer's execution and non-revocation of a general release of claims, a named executive officer is entitled to receive severance benefits upon termination of employment by us other than for cause or upon termination by the named executive officer for good reason, which are “qualifying terminations” under the Severance Agreements. “Cause” is generally defined under the Severance Agreements as the named executive officer's: (1) willful and continued failure to substantially perform his or her duties (other than due to disability or following a notice of termination for good reason) that is not cured within 30 days of notice; (2) willfully engaging in conduct demonstrably and materially injurious to the Company; or (3) conviction for a felony. “Good Reason” generally means, without the named executive officer's written consent and without cure: (a) a material diminution of the named executive officer's authorities, duties or responsibilities as an employee; (b) any requirement that a named executive officer be based at a location at least 50 miles farther from the named executive officer's then current primary residence than is the named executive officer's current office location; (c) a material diminution in the named executive officer's base salary then in effect; or (d) a material breach by the Company of the named executive officer's Severance Agreement (or, for Mr. Romano, the term sheet detailing his compensation that was approved by the Board on March 23, 2011).
The amounts payable to the named executive officers under the Severance Agreements depend upon whether termination occurs within a certain time frame related to a change in control. If a named executive officer's employment is terminated before a change in control or after 24 months following a change in control, the named executive officer will receive severance equal to the sum of the named executive officer's annual base salary (or for Mr. Romano, 1.5 times his annual base salary) and a three-year average bonus, monthly reimbursements of COBRA health care premiums for a 12-month period (or for Mr. Romano, an 18-month period) following the qualifying termination (or until the named executive officer obtains similar coverage from a subsequent employer, if earlier) and a prorated annual bonus for the year of termination, based on our performance.
If termination occurs upon or during the 24-month period following a change in control, instead of the severance benefits described above, the named executive officer will receive a lump sum severance amount equal to 1.5 times the sum of the named executive officer's annual base salary (or for Mr. Romano, two times his annual base salary) and three-year average bonus, a lump sum payment equal to the cost of COBRA health care premiums, life insurance premiums and disability insurance premiums for the 18-month period (or for Mr. Romano, the 24-month period) following the qualifying termination and a prorated annual bonus at target for the year of termination.
 In either event, the named executive officer will also receive a lump sum amount equal to the named executive officer's accrued base salary, vacation pay and certain outplacement benefits.

A change in control under the Severance Agreements includes: (1) an acquisition of voting securities by any person (other than certain related parties) after which such person has beneficial ownership of 20% or more of the voting power of outstanding voting securities of the Company; (2) the individuals who, as of the effective date of the applicable Severance Agreement, were members of our Board of Directors, plus any new Director whose election or nomination was approved by a vote of at least two-thirds of the applicable members of the Board of Directors, cease for any reason to constitute at least a majority of the Board of Directors; (3) the consummation of a merger, consolidation, recapitalization or reorganization, a reverse stock split of the outstanding voting securities or an acquisition of securities or assets in which the shareholders owning 80% of the voting securities of the Company immediately before such transaction do not own at least 60% of the combined voting power of the outstanding voting securities of the surviving entity after such transaction; or (4) the implementation or consummation of a complete liquidation or sale or disposition of all or substantially all the assets of the Company, other than a transaction resulting in certain affiliates owning more than 50% of the assets prior to the transaction. In any event, a change in control under a named executive officer's Severance Agreement does not include any transaction in which the named executive officer is considered part of the purchasing group which consummates the change in control transaction.
The named executive officer is not entitled to severance benefits if his or her employment terminates due to disability, retirement or death, or if the named executive officer is terminated for cause or terminates other than for good reason.
In 2009, the Severance Agreements with Mr. Romano, Mr. Specter, Ms. MacDowell, Ms. Williams and Mr. Woolf were amended to provide that the named executive officers are not entitled to a tax gross up payment if an excise tax under section 4999 of the Code is imposed on any payments contingent upon a change in control of the Company. All of the Severance Agreements now provide that the amount of such payments may be reduced to the threshold amount under Section 280G of the Code if such reduction provides the named executive officer with a greater net after-tax amount than would be the case if no reduction was made.
To the extent permitted by law, the Company will pay or reimburse each named executive officer for all legal fees and expenses incurred in good faith by the named executive officer as a result of any conflict between Charming and the named executive officer pertaining to the named executive officer's Severance Agreement, up to a maximum of $35,000, regardless of the outcome of such conflict.
The Severance Agreements have a three-year term which, at the end of the first year of the three-year term and at the end of each year thereafter, automatically extends for one additional year unless the Company provides a notice of non-renewal six months prior to the end of the then current term. However, the terms of the Severance Agreements will remain in effect for a period of 24 months following a change in control or until all benefits have been paid.
During the term of the Severance Agreement and for a stated period after the named executive officer's termination of employment for any reason, the named executive officer is subject to non-competition and non-solicitation provisions. The stated period is 12 months (18 months for Mr. Romano) if the termination occurs before a change in control or after 24 months following a change in control, or 18 months (24 months for Mr. Romano) if the termination occurs upon or within 24 months of a change in control. Each named executive officer is also subject to confidentiality provisions and non-disparagement provisions during the term of the Severance Agreement and thereafter. We may seek injunctive relief against a named executive officer for breach of the confidentiality, non-competition and non-solicitation provisions. In addition, any and all payments under a named executive officer's Severance Agreement will cease if he or she breaches the confidentiality, non-competition or non-solicitation provisions.

Incentive Compensation Plans and Other Employee Benefits
Under our Long-Term Incentive Plans, awards granted prior to fiscal 2009 were “single trigger.” Therefore, if a change in control of Charming Shoppes occurs, stock options, SARs, restricted stock and RSUs granted before fiscal 2009 under such plans become fully vested (at target levels in the case of performance shares) and, in the case of stock options and SARs, become fully exercisable. Awards granted in fiscal 2009 (SARs), fiscal 2010 (SARs and RSUs) and fiscal 2011 (SARs) under such plans become fully vested and, in the case of SARs, become fully exercisable in connection with a change in control of Charming Shoppes only if (1) the acquiring company does not convert the award into an “equivalent” replacement award, or (2) the acquiring company does so convert the award into an “equivalent” replacement award and the employee is terminated as a result of a qualifying termination upon or within 24 months following the change in control.
Under our Long-Term Incentive Plans, in the event of retirement, (1) vesting of a participant's equity awards granted before fiscal 2009 will not be accelerated, but rather will vest on their existing schedule; and (2) a participant's equity awards granted in fiscal 2009, 2010 and 2011 will vest in amounts equal to the pro rated number of shares scheduled to vest on the next vesting date. In the event of death or disability, (1) vesting of a participant's equity awards granted before fiscal 2009 will be fully accelerated; (2) vesting of a participant's equity awards granted in fiscal 2009 and 2010 will be accelerated to the extent such awards would vest within 180 days of the participant's death or disability, and (3) vesting of a participant's equity awards granted in fiscal 2011 will be fully accelerated. In the event of involuntary termination other than for cause, (1) vesting of a participant's equity awards granted before fiscal 2009 will be accelerated to the extent such awards would vest on the next vesting date; and (2) vesting of a participant's equity awards granted in fiscal 2009 and fiscal 2010 and more than one year before the involuntary termination will be accelerated to the extent such awards would vest within 90 days of the involuntary termination, and (3) vesting of a participant's equity awards granted in fiscal 2011 will be accelerated to the extent such awards would vest on the next vesting date.
Upon a change in control, VDCP participants are automatically 100% vested in matching Company contributions. Additionally, upon an involuntary termination, executives are entitled to the aggregate benefits accrued by each of them under the savings and retirement plans sponsored by the Company and any deferred compensation under the VDCP.
Under our 2003 Incentive Plan, for all involuntary terminations (whether or not upon a change in control), the participant is not entitled to any cash bonus for the year of termination, unless the Committee determines otherwise and except as provided in our severance agreements. In the event of death, disability or retirement, the participant will receive a pro rated incentive award, proportionate to the part of the performance period worked by the participant, based on actual performance, unless otherwise determined by the Committee.
Involuntary Termination
The amounts that each of our named executive officers would have received as a result of an involuntary termination not for cause or a termination for good reason on January 28, 2012 are set forth below.
Anthony M. Romano. Assuming a change in control of Charming Shoppes and an involuntary termination of employment not for cause or termination by Mr. Romano for good reason occurred on January 28, 2012, Mr. Romano would have received the following incremental severance benefits under his severance agreement and our employee benefit plans: (1) a lump-sum payment of $1,624,800 attributable to base salary, the three-year average bonus and short-term incentives; (2) deemed earning and vesting of time-based SARs with a market value of $1,158,000; (3) vesting of RSUs with a market value of $58,054; (4) $93,629 related to premiums for health, disability and life insurance benefits; and (5) $30,000 for the cost of outplacement services. In the aggregate, Mr. Romano would have received incremental benefits of $2,964,021 under these circumstances.
Assuming an involuntary termination of employment not for cause or, for non-equity awards, termination by Mr. Romano for good reason, occurred on January 28, 2012 (without a change in control), Mr. Romano would have received the following incremental severance benefits under his severance agreement and our employee benefits plans: (1) an amount equal to $1,200,000 attributable to base salary plus the three-year average bonus payable in regular payroll installments over the next 12 months; (2) deemed earning and vesting of time-based SARs with a market value of $554,100; (3) vesting of RSUs with a market value of $19,350; (4) $70,222 in the form of health insurance; and (5) $30,000 for the cost of outplacement services. In the aggregate, Mr. Romano would have received incremental benefits of $1,873,672 under these circumstances.
Eric M. Specter. Assuming a change in control of Charming Shoppes and an involuntary termination of employment not for cause or termination by Mr. Specter for good reason occurred on January 28, 2012, Mr. Specter would have received the following incremental severance benefits under his severance agreement and our employee benefit plans: (1) a lump-sum payment of $765,500 attributable to base salary, the three-year average bonus and short-term incentives; (2) deemed earning and vesting of time-based SARs with a market value of $1,183,000; (3) vesting of RSUs with a market value of $232,175; (4) $46,919 related to premiums for health, disability and life insurance benefits; and (5) $30,000 for the cost of outplacement services. In the aggregate, Mr. Specter would have received incremental benefits of $2,257,594 under these circumstances.
Assuming an involuntary termination of employment not for cause or, for non-equity awards, termination by Mr. Specter for good reason, occurred on January 28, 2012 (without a change in control), Mr. Specter would have received the following incremental severance benefits under his severance agreement and our employee benefits plans: (1) an amount equal to $500,000 attributable to base salary plus the three-year average bonus payable in regular payroll installments over the next 12 months; (2) deemed earning and vesting of time-based SARs with a market value of $676,000; (3) vesting of RSUs with a market value of $132,784; (4) $31,279 in the form of health insurance; and (5) $30,000 for the cost of outplacement services. In the aggregate, Mr. Specter would have received incremental benefits of $1,370,063 under these circumstances.
MaryEllen MacDowell. Assuming a change in control of Charming Shoppes and an involuntary termination of employment not for cause or termination by Ms. MacDowell for good reason occurred on January 28, 2012, Ms. MacDowell would have received the following incremental severance benefits under her severance agreement and our employee benefit plans: (1) a lump-sum payment of $938,313 attributable to base salary, the three-year average bonus and short-term incentives; (2) deemed earning and vesting of time-based SARs with a market value of $436,800; (3) vesting of RSUs with a market value of $44,025; (4) $40,331 related to premiums for health, disability and life insurance benefits; and (5) $30,000 for the cost of outplacement services. In the aggregate, Ms. MacDowell would have received incremental benefits of $1,489,469 under these circumstances.
Assuming an involuntary termination of employment not for cause or, for non-equity awards, termination by Ms. MacDowell for good reason, occurred on January 28, 2012 (without a change in control), Ms. MacDowell would have received the following incremental severance benefits under her severance agreement and our employee benefits plans: (1) an amount equal to $600,000 attributable to base salary plus the three-year average bonus payable in regular payroll installments over the next 12 months; (2) deemed earning and vesting of time-based SARs with a market value of $306,765; (3) vesting of RSUs with a market value of $23,384; (4) $26,887 in the form of health insurance; and (5) $30,000 for the cost of outplacement services. In the aggregate, Ms. MacDowell would have received incremental benefits of $987,036 under these circumstances.
On December 9, 2011 Charming Shoppes approved a compensation arrangement (the “Agreement”) with Ms. MacDowell, President - Fashion Bug, related to Charming Shoppes' announcement of the planned divestiture of the Fashion Bug Division (“Fashion Bug”). The arrangement is intended to encourage the retention of Ms. MacDowell during the transition and provide an incentive for her active participation in the successful divestiture of Fashion Bug.
Since the divestiture of Fashion Bug would not qualify as a “change of control”, special vesting provisions and other incentives were approved, intended to compensate for awards that would otherwise not vest in accordance with their terms as granted as a result of the sale of Fashion Bug and her resultant involuntary termination.
Had an involuntary termination resulting from the sale of Fashion Bug occurred at January 28, 2012, Ms. MacDowell would have received the following incremental severance benefits under her severance agreement, our employee benefit plans and the additional incentives approved December 9, 2011: (1) a lump-sum payment of $975,000 attributable to base salary, the three-year average bonus and project and retention bonuses related to the sale of Fashion Bug; (2) deemed earning and vesting of time-based SARs with a market value of $437,670; (3) vesting of RSUs with a market value of $52,251; (4) $26,887 related to premiums for health, disability and life insurance benefits; and (5) $30,000 for the cost of outplacement services. In the aggregate, Ms. MacDowell would have received incremental benefits of $1,521,808 under these circumstances.
Carol Williams. Assuming a change in control of Charming Shoppes and an involuntary termination of employment not for cause or termination by Ms. Williams for good reason occurred on January 28, 2012, Ms. Williams would have received the following incremental severance benefits under her severance agreement and our employee benefit plans: (1) a lump-sum payment of $785,375 attributable to base salary, the three-year average bonus and short-

term incentives; (2) deemed earning and vesting of time-based SARs with a market value of $729,651; (3) vesting of RSUs with a market value of $53,757; (4) $28,865 related to premiums for health, disability and life insurance benefits; and (5) $30,000 for the cost of outplacement services. In the aggregate, Ms. Williams would have received incremental benefits of $1,627,648 under these circumstances.
Assuming an involuntary termination of employment not for cause or, for non-equity awards, termination by Ms. Williams for good reason, occurred on January 28, 2012 (without a change in control), Ms. Williams would have received the following incremental severance benefits under her severance agreement and our employee benefits plans: (1) an amount equal to $500,000 attributable to base salary plus the three-year average bonus payable in regular payroll installments over the next 12 months; (2) deemed earning and vesting of time-based SARs with a market value of $380,990; (3) vesting of RSUs with a market value of $17,919; (4) $19,243 in the form of health insurance; and (5) $30,000 for the cost of outplacement services. In the aggregate, Ms. Williams would have received incremental benefits of $948,152 under these circumstances.
Brian P. Woolf. Assuming a change in control of Charming Shoppes and an involuntary termination of employment not for cause or termination by Mr. Woolf for good reason occurred on January 28, 2012, Mr. Woolf would have received the following incremental severance benefits under his severance agreement and our employee benefit plans: (1) a lump-sum payment of $1,195,026 attributable to base salary, the three-year average bonus and short-term incentives; (2) deemed earning and vesting of time-based SARs with a market value of $832,107; (3) vesting of RSUs with a market value of $85,739; (4) $37,553 related to premiums for health, disability and life insurance benefits; and (5) $30,000 for the cost of outplacement services. In the aggregate, Mr. Woolf would have received incremental benefits of $2,180,425 under these circumstances.
Assuming an involuntary termination of employment not for cause or, for non-equity awards, termination by Mr. Woolf for good reason, occurred on January 28, 2012 (without a change in control), Mr. Woolf would have received the following incremental severance benefits under his severance agreement and our employee benefits plans: (1) an amount equal to $725,000 attributable to base salary plus the three-year average bonus payable in regular payroll installments over the next 12 months; (2) deemed earning and vesting of time-based SARs with a market value of $495,288; (3) vesting of RSUs with a market value of $28,576; (4) $25,036 in the form of health insurance; and (5) $30,000 for the cost of outplacement services. In the aggregate, Mr. Woolf would have received incremental benefits of $1,303,900 under these circumstances.
In addition, under our severance agreements, for involuntary terminations not for cause or termination for good reason (without a change in control), the named executive officers would be entitled to a pro rated annual cash bonus for the year of the termination, based on our performance. During Fiscal 2011, actual performance results were between threshold and target levels. Therefore, such bonuses were awarded. Also, upon a change in control, VDCP participants are automatically 100% vested in matching Company contributions, and payments under our SERP accelerate. See “Nonqualified Deferred Compensation for Fiscal 2011.”
Death or Disability
Each of our named executive officers would be entitled to accrued salary and accrued vacation upon death or disability. Under our 2003 Incentive Plan, the participant will receive a pro rated incentive award, proportionate to the part of the performance period worked by the participant, based on actual performance, unless otherwise determined by the Committee. In addition, assuming the death or disability occurred on January 28, 2012, Mr. Romano would have received deemed earning and vesting of time-based SARs with a market value of $554,100 and vesting of RSUs with a market value of $19,350; Mr. Specter would have received deemed earning and vesting of time-based SARs with a market value of $676,000 and vesting of RSUs with a market value of $132,784; Ms. MacDowell would have received deemed earning and vesting of time-based SARs with a market value of $306,765 and vesting of RSUs with a market value of $23,384; Ms. Williams would have received deemed earning and vesting of time-based SARs with a market value of $380,990 and vesting of RSUs with a market value of $17,919; and Mr. Woolf would have received deemed earning and vesting of time-based SARs with a market value of $495,288 and vesting of RSUs with a market value of $28,576.

Retirement
Each of our named executive officers would be entitled to accrued salary and accrued vacation upon retirement. Under our 2003 Incentive Plan, the participant will receive a pro rated incentive award, proportionate to the part of the performance period worked by the participant, based on actual performance, unless otherwise determined by the Committee. Also, VDCP participants upon retirement who are over the age of 65, or over the age of 55 who have ten or more years of service, will be 100% vested in matched contributions. See “Nonqualified Deferred Compensation for Fiscal 2011.”
Ms. Williams and Mr. Woolf were eligible to receive additional retirement benefits on January 28, 2012. Assuming each retired on January 28, 2012, Ms. Williams and Mr. Woolf would have received deemed earning and vesting of time-based SARs with a market value of $562,323 and $715,187, respectively, and vesting of RSUs with a market value of $15,771 and $25,146, respectively.
Voluntary Termination or Termination for Cause
Each of our named executive officers would only be entitled to accrued salary and accrued vacation upon a voluntary termination or termination for cause.

COMPENSATION OF DIRECTORS
We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve as non-employee Directors on our Board of Directors. We set compensation for non-employee Directors at a level that reflects the significant amount of time and high skill level required of Directors in performing their duties to the Company and to our shareholders. The table below summarizes the compensation paid to or earned by the Company's current and former non-employee Directors during fiscal 2011, which ended on January 28, 2012.

DIRECTOR COMPENSATION FISCAL 2011
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Arnaud Ajdler	104,500	135,000	—	239,500
Michael C. Appel	85,500	135,000	—	220,500
Richard W. Bennet, III	91,000	135,000	—	226,000
Michael J. Blitzer (2)	71,000	135,000	233,358	439,358
Michael Goldstein(2)	166,000	135,000	—	301,000
Katherine M. Hudson	88,250	135,000	—	223,250
Bruce J. Klatsky	100,250	135,000	—	235,250
Paula A. Price(3)	54,483	169,768	—	224,251
Alan Rosskamm	71,000	135,000	—	206,000
_____________________

(1)
The amounts reported in the “Stock Awards” column represent the grant date fair value of restricted stock units (“RSUs”) granted to each Director during fiscal 2011 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.” For information regarding significant factors, assumptions and methodologies used in our computations, see “Note 1. Summary of Significant Accounting Policies: Stock-based Compensation,” and “Note 7. Stock-Based Compensation Plans” to our consolidated financial statements included in the Original Filing. The amounts reflected include only time-based RSUs. Upon Ms. Price's appointment to the Board on March 23, 2011, she received a pro rated grant of 11,746 RSUs, which vested on June 1, 2011. The other non-employee Directors' RSUs, which were granted on June 24, 2010, vested on June 1, 2011. On June 16, 2011, each non-employee Director received a grant of 35,156 RSUs. As of January 28, 2012, each Director had 35,156 RSUs that remained subject to a risk of forfeiture. Mr. Appel, Mr. Blitzer, Mr. Goldstein, Ms. Hudson and Mr. Klatsky elected to defer all these RSUs upon vesting. Upon deferral, the RSUs will be settled in shares of Common Stock.

(2)
In addition to his role as a Director, the Company engaged Mr. Blitzer as a consultant as it searched for and transitioned to a new chief executive officer. Mr. Blitzer has continued to advise Mr. Romano following his appointment as President and Chief Executive Officer. As a consultant, Mr. Blitzer reports to the Chairman of the Board. He provides consulting services as and when requested by the Chairman of the Board and is paid a daily rate of $5,200. Mr. Blitzer was paid an aggregate of $233,358 for his services as a consultant during fiscal 2011. In fiscal 2011, the Company also made a donation of $25,000 to Rosie's Theatre Kids (“RTK”). Mr. Goldstein currently serves as vice president and on the board of directors of RTK, a not-for-profit organization.

(3)	Ms. Price was appointed to the Board on March 23, 2011.
Cash Compensation Paid to Board Members
Non-employee Directors receive compensation for their services. The pay level and structure of our Board compensation program was developed in consultation with the Committee's independent compensation consultants, formerly PM&P and now, Hay. An annual cash retainer of $50,000 is paid to each non-employee Director for Board service, other than our Non-Executive Chairman of the Board who receives an annual cash retainer of $100,000. Each non-employee Director who serves as a chair of a standing committee also receives an annual cash retainer to recognize the additional work required of the chair function. The retainer for the Chair of the Audit Committee is $10,000 annually. The retainer for the other chairs of a standing committee is $5,000. Each non-employee Director also receives a meeting fee of $1,500 per Board meeting attended and $750 per Board update telephonic meeting attended. No committee meeting fees are payable to Committee members except for members of the CEO Search Committee, the special committee for the consideration and exploration of certain strategic options and the IT Committee. A CEO Search Committee was established effective November 1, 2010 to recruit a permanent chief executive officer for the Company. The retainers for the Chair of the CEO Search Committee and for each member of that committee were $4,000 per month and $2,500 per month, respectively. Following the appointment of Mr. Romano as our new President and Chief Executive Officer on March 23, 2011, the Board dissolved the CEO Search Committee on April 27, 2011. On January 19, 2011, the Board established a special committee for the consideration and exploration of certain strategic options. This committee was dissolved on November 30, 2011. The retainers for the Chair of the special committee and for each member of that committee were $4,000 per month and $2,500 per month, respectively. On June 16, 2011, the Board appointed an IT Committee for the purpose of reviewing with management the approach, costs, timing and business case relating to the IT and Supply Chain transformation initiatives. The members of the IT Committee are paid a meeting fee of $1,500 per meeting, except for Mr. Blitzer who receives no compensation for his attendance at these meetings.
Non-employee Directors are also reimbursed for certain business expenses, including their travel expenses in connection with Board and committee meeting attendance and their attendance at Director education programs. In addition, Mr. Blitzer received $233,358 in fiscal 2011 for services provided under his consulting agreement with the Company.
Share Plan for Non-Employee Directors
Under our 2003 Non-Employee Directors Compensation Plan (the “2003 Plan”), a subplan under the 2010 Stock Award and Incentive Plan (the “2010 Plan”), each non-employee Director receives an automatic annual grant of RSUs equal to $135,000 divided by the closing price of the Company's stock on the date of each annual meeting of shareholders. 35,156 RSUs were granted to each Director serving at that time following our 2011 Annual Meeting. Ms. Price received a pro rata grant of 11,746 RSUs upon her election to the Board on March 23, 2011. The RSUs granted to our Directors are payable in shares of Common Stock. These RSUs vest on June 1 in the year following the date of grant, subject to earlier vesting in the case of death, disability, or a change in control. As stated above, if consummated the Ascena Merger will constitute a change in control, however, outstanding RSUs will vest on June 1, 2012 prior to the consummation of the Ascena Merger. In addition, if a non-employee Director has a mandatory retirement or a voluntary termination, RSUs will vest on a pro rata basis, proportionate to the part of the year during which the non-employee Director served, with the remainder of the RSUs forfeited unless otherwise determined by the Board of Directors. Unvested RSUs will be forfeited if a non-employee Director is removed from service. On January 18, 2012, our Board of Directors amended the 2003 Plan. As amended, the automatic annual grant of RSUs to non-employee Directors will take place on June 1 each year rather than at the date of the Annual Meeting of Shareholders. The RSUs will continue to vest on June 1 in the year following the date of grant. In the case of a newly elected or appointed Director, the proration of the award amount will be calculated from June 1 rather than from the date of the last Annual Meeting. Upon a termination of a Director's service, the pro rata vesting will be similarly calculated based on a June 1 grant date. On April 30, 2012, the Board of Directors determined that the automatic grants of RSUs that were due to be granted to each non-employee Director on June 1, 2012 would not be made.
Our non-employee Director compensation program for fiscal 2011 is summarized in the table below:

Pay Element	Amount
Non-Executive Chairman of the Board	$100,000 per year

Cash for Board Service
Cash Retainer	$50,000 per year (paid to all Directors other than the Non-Executive Chairman)
Per Meeting Fee	$1,500 per meeting ($750 for update telephonic meetings)

Equity for Board Service
Restricted Stock Units	$135,000 RSU value per year

Cash for Committee Service (except for CEO Search Committee, special committee and IT Committee)
Committee Chair Annual Retainer	$10,000 per year for Audit Committee (additional); $5,000 per year for other Committees (additional)
Committee Members	$—
Per Meeting Fee	$—

Cash for CEO Search Committee and special committee service
Committee Chair Monthly Retainer	$4,000
Committee Member Monthly Retainer	$2,500

Cash for IT Committee Service
Per Meeting Fee	$1,500

Deferral of Cash Fees
A non-employee Director may elect to defer any cash fee into deferred shares of Common Stock or a cash-denominated deferred compensation amount. Fees are converted into deferred shares at 100% of the fair market value of shares of Common Stock on the date of conversion. Investment alternatives for cash-denominated deferred compensation balances are mutual funds which are the same as those available to management in the Company's Variable Deferred Compensation Plan for Executives, described above under the caption “Compensation Discussion and Analysis-Nonqualified Deferred Compensation for Fiscal 2011.”

Employee Directors
Anthony M. Romano, our President and Chief Executive Officer, does not receive any additional compensation from the Company for serving on the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During fiscal 2011, Michael C. Appel, Richard W. Bennet, III, Michael Goldstein, Bruce J. Klatsky and Alan Rosskamm served as members of the Compensation Committee. No member of the Compensation Committee is or was during fiscal 2011 an employee, or ever has been an officer of, Charming Shoppes or its subsidiaries, except for Mr. Rosskamm who served as our Interim Chief Executive Officer from the resignation of our former Chief Executive Officer in July 2008 until the appointment of Mr. Fogarty to the office of Chief Executive Officer in April 2009. No executive officer of Charming Shoppes served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of Charming Shoppes' Board of Directors or Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
The following table provides a summary of our compensation plans under which equity securities of Charming Shoppes were authorized for issuance as of January 28, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,497,402	$3.63	5,358,724 (2)
Equity compensation plans not approved by security holders	591,496 (3)	$2.84	—
Total	7,088,898	$3.55	5,358,724

________________________

(1)
Weighted-average exercise price is calculated only for options and SARs that have an exercise price. Thus, deferred stock and similar full-value awards (other than restricted stock) which are treated as outstanding “rights” for purposes of column (a) of this Table but which have no exercise price, are not included in the calculation of weighted-average exercise price.

(2)
Includes, as of January 28, 2012, the following number of shares which were available for future grants under the following plans: (a) 2010 Plan: 5,106,330; and (b) Employee Stock Purchase Plan (the “ESPP”): 252,394. Shares that are subject to outstanding awards under the 2004 Plan or under predecessor plans to the 2004 Plan that are canceled, forfeited or otherwise become available under the share recapture provisions of the 2010 Plan will be available for future grants under the 2010 Plan. All of the shares available for future issuance may be issued other than in connection with options, warrants and rights, including shares under the 2010 Plan issuable as restricted stock, RSUs, or as a bonus, and shares under the ESPP, which may be sold directly to employees at a discount. Shares other than those under the ESPP may also be issued in connection with options, warrants and rights. Shares are counted against the limits under the 2010 Plan at such time as they are actually delivered to participants and any risk of forfeiture has lapsed. Thus, shares remain available under the 2010 Plan if an award expires, is forfeited, is settled in cash, if shares are withheld or surrendered to pay the exercise price or satisfy tax withholding obligations, or if the actual shares delivered upon exercise of an award are fewer than the number of shares covered by the award, as occurs upon exercise of a stock appreciation right.

(3)
Includes 591,496 inducement SARs under NASDAQ Marketplace Rule 5635(c)(4). The SARs were granted without shareholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4) and Chicago Stock Exchange Rule 19(m)(1)(D).

PRINCIPAL SHAREHOLDERS AND MANAGEMENT OWNERSHIP
The following table shows the beneficial ownership of our Common Stock by (1) each person or group we know to be a beneficial owner of more than five percent of our outstanding Common Stock; (2) each Director and nominee for Director; (3) each named executive officer for fiscal 2011; and (4) all of our Directors and executive officers as a group. The number of shares beneficially owned is as of April 24, 2012, unless otherwise indicated, and all percentages are calculated based on the shares outstanding as of April 24, 2012. Unless otherwise indicated in the footnotes, each named person had sole voting and dispositive power over the shares shown as beneficially owned by that person, and the address for each named person is c/o Charming Shoppes, Inc., 3750 State Road, Bensalem, Pennsylvania 19020.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Arnaud Ajdler	153,957 (1)(2)	*
Michael C. Appel	148,957 (1)(4)	*
Richard W. Bennet, III	89,941 (1)	*
Michael J. Blitzer	56,838 (1)	*
Michael Goldstein	132,545 (1)	*
Katherine M. Hudson	269,267 (1)	*
Bruce J. Klatsky	71,941 (1)	*
MaryEllen MacDowell	71,579 (3)	*
Paula A. Price	46,902 (1)	*
Anthony M. Romano	162,309 (3)	*
Alan Rosskamm	295,823 (1)	*
Eric M. Specter	321,138 (3)	*
Carol Williams	92,185 (3)	*
Brian P. Woolf	145,081 (3)	*
Dimensional Fund Advisors LP	9,162,991 (5)	7.8%
FMR LLC/Edward C. Johnson 3d	8,262,620 (6)	7.0%
Omega Advisors/ Leon G. Cooperman	12,808,764 (7)	10.8%
Royce & Associates, LLC	6,772,787 (8)	5.7%
All current Directors and executive officers as a group (18 persons)	2,292,354 (9)	1.9%

_______________________

*	Does not exceed one percent of the outstanding class of Common Stock.

(1)	With respect to Directors who are not currently executive officers:

(i)	Includes shares as to which the Director holds options exercisable within 60 days in the following amounts: Ms. Hudson, 34,500 shares; and Mr. Rosskamm, 34,500 shares.

(ii)
Includes deferred shares which are non-forfeitable in the following amounts: Mr. Ajdler, 82,408 shares; Mr. Appel, 103,801 shares; Mr. Blitzer, 21,682 shares; Mr. Goldstein, 77,389 shares; Ms. Hudson, 36,422 shares; and Mr. Rosskamm, 61,941 shares.

(iii)
Includes 35,156 shares issuable in settlement of RSUs to each Director which become non-forfeitable within 60 days and have been deferred by each of the following Directors: Mr. Appel, Mr. Blitzer, Mr. Goldstein, Ms. Hudson and Mr. Klatsky.

(iv)
Includes 7,707 shares which Mr. Rosskamm could acquire upon exercise of 41,152 SARs exercisable within 60 days assuming an exercise price at April 24, 2012 based on the closing market price per share ($5.66) at that date and the base price of the SARs ($4.60 per share). The actual number of shares that would be acquired upon exercise of SARs will vary based on the market price of our Common Stock at the time of exercise.

(2)
Mr. Ajdler is a Senior Managing Director at Crescendo Partners. The Schedule 13D/A filed by Crescendo Partners II, L.P., Series Q (“Crescendo”) with the SEC on December 23, 2011, reporting beneficial ownership at December 21, 2011, stated that Mr. Ajdler, as a member of a “group” for the purposes of Rule 13d-5(b)(1) of the Exchange Act, as amended, is deemed to beneficially own the 4,128,207 shares owned by Crescendo and the 332,079 shares owned by Crescendo Partners III, but that Mr. Ajdler disclaims beneficial ownership of such shares.

(3)	With respect to the named executive officers:

(i)
Excludes restricted stock units subject to risk of forfeiture and/or restrictions on transfer and having no present voting rights in the following amounts: Mr. Romano, 7,819 shares; Mr. Specter, 20,078 shares; Ms. MacDowell, 5,820 shares; Ms. Williams 7,240 shares; and Mr. Woolf, 11,547 shares.

(ii)
Includes shares that may be acquired upon exercise of SARs exercisable within 60 days assuming an exercise price at April 24, 2012 based on the closing market price per share ($5.66) at that date and the base price of the SARs as follows: 131,807 shares which Mr. Romano could acquire upon exercise of 277,662 SARs with a weighted average base price of $2.97 per share; 142,842 shares which Mr. Specter could acquire upon exercise of 285,064 SARs with a weighted average base price of $2.82 per share; 59,857 shares which Ms. MacDowell could acquire upon exercise of 111,365 SARs with a weighted average base price of $2.62 per share; 87,523 shares which Ms. Williams could acquire upon exercise of 167,923 SARs with a weighted average base price of $2.71 per share; and 117,467 shares which Mr. Woolf could acquire upon exercise of 273,444 SARs with a weighted average base price of $3.23 per share. The actual number of shares that would be acquired upon exercise of SARs will vary based on the market price of our Common Stock at the time of exercise.

(4)	Mr. Appel directly owns 10,000 shares through the Michael Appel Rollover Account.

(5)
The source of this information is a Schedule 13G/A filed with the SEC on February 14, 2012 and reporting beneficial ownership as of December 31, 2011. According to the Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”), Dimensional had sole voting power over 8,940,417 shares of Common Stock and sole dispositive power over 9,162,991 shares of Common Stock. Dimensional, a registered investment advisor, serves as investment manager to four investment companies as well as certain commingled group trusts and separate accounts (the “Dimensional Funds”) and may, in certain instances, be deemed the beneficial owner of shares of Common Stock held by the Dimensional Funds which are reported on the Schedule 13G/A, of which Dimensional disclaimed beneficial ownership. Dimensional's address is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(6)
The source of this information is a Schedule 13G/A filed with the SEC on February 14, 2012 and reporting beneficial ownership as of December 31, 2011. According to the 13G/A filed by FMR LLC (“FMR”), FMR has sole voting power over 558,981 shares of Common Stock and sole dispositive power over 8,262,620 shares of Common Stock. According to the 13G/A filed by FMR, Fidelity Management and Research Company (“Fidelity”), a wholly owned subsidiary of FMR and a registered investment advisor, beneficially owns 7,707,680 shares of Common Stock as a result of acting as investment advisor to various investment funds (the “Funds”). Edward C. Johnson, III and FMR, through its control of Fidelity, each have sole dispositive power of the 7,707,680 shares of Common Stock owned by the funds. Neither FMR nor Mr. Johnson has the sole power to direct the voting of the shares of Common Stock directly owned by the Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares of Common Stock owned by the Funds under written guidelines established by the Funds' Boards of Trustees. FMR's and Fidelity's address is 82 Devonshire Street, Boston, MA 02109. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly owned subsidiary of FMR and a bank, beneficially owns 542,940 shares of Common Stock as a result of serving as an investment manager of institutional accounts owning such shares. Mr. Johnson and FMR, through its control over PGATC, each have the sole voting and dispositive power of 542,940 shares of Common Stock. PGATC's address is 900 Salem Street, Smithfield, RI 02917. FIL Limited (“FIL”) and various foreign-based subsidiaries provide investment advisory and management services to non-U.S. investment companies and certain institutional investors and beneficially owns 12,000 shares of Common Stock. FIL's address is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda.

(7)
The source of this information is a Schedule 13G/A filed with the SEC on February 2, 2012 and reporting beneficial ownership as of December 31, 2011. According to the Schedule 13G/A, Mr. Cooperman is the managing member of Omega Associates, L.L.C., a Delaware limited liability company (“Associates”), which is the general partner of three Delaware limited partnerships: Omega Capital Partners, L.P. (“Capital LP”), Omega Capital Investors, L.P. (“Investors LP”), and Omega Equity Investors, L.P. (“Equity LP”). Mr. Cooperman is also the president, chief executive officer and a majority stockholder of Omega Advisors, Inc., a Delaware corporation (“Advisors”), which serves as the investment manager to Omega Overseas Partners, Ltd., a Cayman Islands exempted company (“Overseas”). Mr. Cooperman is the ultimate controlling person of Associates, Capital LP, Investors LP, Equity LP, Overseas and Advisors and was the beneficial owner of 12,808,764 shares of Common Stock, which consisted of 2,838,413 shares owned by Capital LP, 1,064,700 shares owned by Equity LP, 679,076 shares owned by Investors LP, 2,332,839 shares owned by Overseas and 5,893,736 shares owned by accounts of institutional clients for which Advisors serves as a discretionary investment advisor. Mr. Cooperman had sole voting and dispositive power over 6,915,028 shares of Common Stock and shared voting and dispositive power over 5,893,736 shares of Common Stock. According to the Schedule 13G/A filed by Mr. Cooperman, Mr. Cooperman has his principal business office at 2700 No. Military Trail, Suite 230, Boca Raton, FL 33431, the principal business offices of each of Capital LP, Equity LP, Investors LP and Advisors is at 88 Pine Street, Wall Street Plaza, 31st Floor, New York, NY 10005 and Overseas business address is British American Tower, 3rd Floor, Jennrett Street, Georgetown, Grand Cayman Island, British West Indies.

(8)
The source of this information is a Schedule 13G/A filed with the SEC on February 9, 2012 and reporting beneficial ownership as of December 31, 2011. According to the Schedule 13G/A filed by Royce & Associates, LLC (“Royce”), Royce had sole voting and sole dispositive power over 6,772,787 shares of Common Stock which includes 1,300,466 shares of Common Stock resulting from the assumed conversion of $20,000,000 principal amount of the Company's 1.125% convertible notes. Royce's address is 745 Fifth Avenue, New York, NY 10151.

(9)
Includes 69,000 shares as to which current Directors hold options exercisable within 60 days, 955,919 shares which current Directors and executive officers could acquire upon exercise of outstanding SARs exercisable and vesting of RSUs within 60 days, 383,643 deferred shares, 316,404 shares of restricted stock units which are subject to risk of forfeiture and/or restrictions on transfer (see also Notes 1 and 2 above). Does not include shares beneficially owned by Crescendo Partners II, L.P. as to which beneficial ownership is disclaimed, as described in Note 2 above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Each Director is required to disclose to the Board of Directors any direct or indirect material interest he or she may have in a transaction with us before we enter into the transaction, and to refrain from participating in any Board of Directors decision regarding the transaction. In addition, each Director and nominee for election as Director delivers to the Company annually a questionnaire that includes, among other things, information relating to any transactions in which both the Director or nominee, or their family members, and the Company participates, and in which the Director or nominee, or such family member, has a material interest.
Our Board of Directors has adopted a written policy which requires that any transaction involving the Company in which one of our Directors, nominees for Director, executive officers, or greater than five percent shareholders, or their immediate family members, has a material interest be approved or ratified by the Corporate Governance and Nominating Committee if the amount involved is at least $120,000. In determining whether to approve or ratify any such transaction, the disinterested members of the Corporate Governance and Nominating Committee must consider, in addition to other factors they deem appropriate, whether the transaction is on terms no less favorable to the Company than those available to an unaffiliated third party under the same or similar circumstances.
On October 13, 2010, we entered into a consulting agreement with Portsmouth Partners, LLC of which Michael J. Blitzer, a Director of the Company and nominee standing for reelection at the Meeting, is a principal. The consulting agreement was approved by the full Board of Directors, with the exception of Mr. Blitzer who recused himself. Pursuant to the consulting agreement, Mr. Blitzer provides the Company with consulting services on an as-needed basis as requested by the Chairman of the Board. The services provided by Mr. Blitzer under the consulting agreement primarily related to transitioning to a new Chief Executive Officer and now relate to functioning as a key adviser to Mr. Romano.

In consideration for his services, the Company pays Mr. Blitzer at the rate of $5,200 (or a pro-rated portion thereof) for each full work day during which Mr. Blitzer performs consulting services for the Company, and also reimburses his actual out-of-pocket expenses and disbursements reasonably incurred in performing the consulting services. In fiscal 2011, the Company paid Mr. Blitzer $233,358 for services rendered under the consulting agreement.

The Board of Directors currently consists of 10 Directors. The Board of Directors has determined that each of the Directors except for Mr. Blitzer, who is performing consulting services for the Company, and Mr. Romano, our President and Chief Executive Officer, has no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, and that each Director, other than Mr. Blitzer and Mr. Romano, meets the objective requirements for “independence” under the NASDAQ Marketplace Rules and the Chicago Stock Exchange Rules. Therefore, the Board of Directors has determined that each of Mr. Ajdler, Mr. Appel, Mr. Bennet, Mr. Goldstein, Ms. Hudson, Mr. Klatsky, Ms. Price and Mr. Rosskamm is “independent” under the NASDAQ Marketplace Rules and the applicable Chicago Stock Exchange Rules, as well as the standards set forth in our Principles of Corporate Governance.

The Board of Directors has determined that the current members of the Audit Committee and Compensation Committee are independent under the independence standards discussed above.

ITEM 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed to Charming Shoppes for services rendered by our principal independent auditors, Ernst & Young LLP, for the fiscal years ended January 28, 2012 and January 29, 2011:

	Fiscal 2011	Fiscal 2010
Audit fees (1)	$1,407,000	$1,427,000
Audit-related fees (2)	5,000	5,000
Tax fees (3)	730,000	214,000
All other fees	—	—
Total	$2,142,000	$1,646,000
___________________

(1)
Audit fees consist of the annual audit of Charming Shoppes' consolidated financial statements and internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees also include interim reviews of the quarterly consolidated financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and financial audits of subsidiaries, services associated with SEC registration statements filed in connection with securities offerings (i.e., comfort letters and consents) and financial accounting and reporting consultations.

(2)	Audit-related fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of Charming Shoppes' consolidated financial statements.

(3)
Tax fees consist principally of tax compliance, planning and advisory services, transfer pricing documentation, tax examination assistance and preparation of foreign subsidiary tax returns and filings ($12,977 and $8,000 in fiscal years 2011 and 2010, respectively).

Audit and Permissible Non-Audit Services Pre-Approval Policies and Procedures
All services provided by Ernst & Young LLP in fiscal 2011 and fiscal 2010 were pre-approved by our Audit Committee.
The Audit Committee has policies and procedures for pre-approval of all audit and permissible non-audit services provided by Ernst & Young LLP in order to assure that the provision of such services does not impair the independence of Ernst & Young LLP and is consistent with the Securities and Exchange Commission's and Public Company Accounting Oversight Board's independence rules. Each pre-approval is detailed as to the particular service or category of service and includes estimated fees.
The annual recurring audits and audit-related services and estimated fees are subject to specific pre-approval of the Audit Committee. In addition, the Audit Committee provides pre-approval of certain other audit and audit-related services and estimated fees. This provides the flexibility to permit Charming Shoppes to consult with Ernst & Young LLP on routine audit and audit-related matters and enables Ernst & Young LLP to provide services that are reasonably related to the performance of the audit or review of Charming Shoppes' consolidated financial statements.
The Audit Committee provides pre-approval of certain tax assistance and advice, including estimated fees, thereby also providing the flexibility and permitting Charming Shoppes to be able to consult with Ernst & Young LLP on routine tax matters.
If circumstances arise during the year that require the engagement of Ernst & Young LLP for additional audit and audit-related services not contemplated in the original pre-approvals, or for other tax services and permissible non-audit services that are determined to be in the best interests of Charming Shoppes and would not impair the independence of Ernst & Young LLP, then these services and estimated fees would require specific pre-approval by the Audit Committee.

The Audit Committee has delegated to the Audit Committee Chair the authority to evaluate and approve services and estimated fees of Ernst & Young LLP on behalf of the Audit Committee if a need arises for pre-approval between Audit Committee meetings. If the Chair approves any such services and estimated fees, they are reported to the Audit Committee at the next scheduled meeting. Additionally, the Audit Committee receives reports at its meetings regarding the extent of services provided by Ernst & Young LLP in accordance with the pre-approval policy and the fees for services performed to date.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

2. Financial Statement Schedules

No financial statement schedules are filed with this Amendment. These items were included as part of the Original Filing.

3. Exhibits

The Exhibits listed below are filed as part of this Amendment.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

* furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARMING SHOPPES, INC.
(Registrant)

Date:	May 24, 2012	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer
Director

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

* furnished herewith