Form 10-Q
period 2012-04-28
CHARMING SHOPPES INC
filed 2012-06-01
CIK 19353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
Or
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
 Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock (par value $.10 per share) as of May 18, 2012 was 116,879,051 shares.

CHARMING SHOPPES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	April 28, 2012	January 28, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$214,086	$168,607
Accounts receivable, net of allowances of $6,413 and $5,688	11,576	39,379
Merchandise inventories	278,070	257,180
Deferred taxes	3,570	3,570
Prepayments and other	87,033	90,583
Total current assets	594,335	559,319
Property, equipment, and leasehold improvements – at cost	1,003,682	1,020,334
Less accumulated depreciation and amortization	776,566	790,969
Net property, equipment, and leasehold improvements	227,116	229,365
Trademarks, tradenames, and internet domain names	187,132	187,132
Goodwill	23,436	23,436
Other assets	18,846	18,674
Total assets	$1,050,865	$1,017,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$134,817	$111,630
Accrued expenses	134,467	145,667
Current portion – long-term debt	4,050	4,682
Total current liabilities	273,334	261,979
Deferred taxes	56,339	55,526
Other non-current liabilities	150,647	149,836
Long-term debt, net of debt discount of $15,863 and $17,690	134,709	133,639

Stockholders’ equity
Common Stock $.10 par value:
Authorized – 300,000,000 shares
Issued – 155,442,947 shares and 155,211,278 shares	15,544	15,521
Additional paid-in capital	514,200	513,105
Treasury stock at cost – 38,617,180 shares	(348,400)	(348,400)
Retained earnings	254,492	236,720
Total stockholders’ equity	435,836	416,946
Total liabilities and stockholders’ equity	$1,050,865	$1,017,926

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 28, 2012	April 30, 2011
Net sales	$481,263	$504,353
Cost of goods sold	219,529	219,032
Gross profit	261,734	285,321

Occupancy and buying expenses	81,344	89,411
Selling, general, and administrative expenses	137,779	154,587
Depreciation and amortization	14,208	14,408
Gain from sale of office premises	—	(5,185)
Restructuring and other charges	1,027	47
Total operating expenses	234,358	253,268

Income from operations	27,376	32,053

Other income	348	141
Interest expense	(3,140)	(3,776)

Income before income taxes	24,584	28,418
Income tax provision	6,812	2,380

Net income	$17,772	$26,038

Basic net income per share	$0.15	$0.22

Diluted net income per share	$0.15	$0.22

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Operating activities
Net income	$17,772	$26,038
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,447	15,099
Stock-based compensation	1,351	1,031
Accretion of discount on 1.125% Senior Convertible Notes	1,827	1,700
Deferred income taxes	813	886
Write-down of capital assets due to restructuring	—	558
Net loss/(gain) from disposition of capital assets	69	(5,157)
Changes in operating assets and liabilities
Accounts receivable, net	27,803	26,390
Merchandise inventories	(20,890)	(22,467)
Accounts payable	23,187	29,901
Prepayments and other	3,550	(4,280)
Accrued expenses and other	(9,676)	(2,355)
Net cash provided by operating activities	60,253	67,344

Investing activities
Investment in capital assets	(13,128)	(8,888)
Proceeds from sales of capital assets	—	7,521
Increase in other assets	(24)	(594)
Net cash used by investing activities	(13,152)	(1,961)

Financing activities
Repayments of long-term borrowings	(1,389)	(1,611)
Issuance of common stock under employee stock plans, net of amounts withheld for payroll taxes	(233)	(851)
Net cash used by financing activities	(1,622)	(2,462)

Increase in cash and cash equivalents	45,479	62,921
Cash and cash equivalents, beginning of period	168,607	117,482
Cash and cash equivalents, end of period	$214,086	$180,403

See Notes to Condensed Consolidated Financial Statements

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In our opinion, we have made all adjustments (which, except as otherwise disclosed in these notes, include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles.  These financial statements and related notes should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  The results of operations for the thirteen weeks ended April 28, 2012 and April 30, 2011 are not necessarily indicative of operating results for the full fiscal year.  As used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and, where applicable, our consolidated subsidiaries.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from sales through our FIGI’S® catalog and website.  Details of our accounts receivable are as follows:

(In thousands)	April 28, 2012	January 28, 2012
Due from customers	$17,989	$45,067
Allowance for doubtful accounts	(6,413)	(5,688)
Net accounts receivable	$11,576	$39,379

NOTE 3. LONG-TERM DEBT

(In thousands)	April 28, 2012	January 28, 2012
1.125% Senior Convertible Notes, due May 1, 2014	$140,451	$140,451
6.07% mortgage note, due October 11, 2014	8,042	8,248
6.53% mortgage note, due November 1, 2012	700	1,050
Capital lease obligations	5,429	6,262
Total long-term debt principal	154,622	156,011
Less unamortized discount on 1.125% Senior Convertible Notes	(15,863)	(17,690)
Long-term debt – carrying value	138,759	138,321
Current portion	(4,050)	(4,682)
Net long-term debt	$134,709	$133,639

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We have a loan and security agreement (the “Agreement”) for a $200,000,000 senior secured revolving credit facility (the “Facility”) that provides for committed revolving credit availability through July 14, 2016.  The amount of credit available from time to time under the Facility is determined as a percentage of the value of eligible inventory, accounts receivable, and cash, as reduced by certain reserves (the “Borrowing Base.”).  In addition, the Agreement includes an option allowing us to increase our credit facility to an amount not in excess of $300,000,000, based on certain terms and conditions.  The Facility may be used for working capital and other general corporate purposes, and provides that up to $100,000,000 of the $200,000,000 may be used for letters of credit.

The Agreement provides for borrowings under “Base Rate” loans or “Eurodollar Rate” loans.  Borrowings under Base Rate loans are variable and generally accrue interest at a margin ranging from 1.0% to 1.5% over the Base Rate (as defined in the Agreement).  Eurodollar Rate loans generally accrue interest at a margin ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) as adjusted for reserves.  The applicable margin is adjusted each fiscal month based on our Monthly Average Liquidity (as defined in the Agreement) for the preceding month.  We are also required to pay a monthly unused line fee ranging from 0.375% to 0.5% of the amount by which the maximum credit available under the Facility exceeds the average daily principal balance of any outstanding revolving loans and letters of credit.  As of April 28, 2012 the applicable rates under the Facility were 4.25% (Base Rate plus 1%) for Base Rate Loans and 2.24% (LIBOR plus 2%) for Eurodollar Rate Loans.

The Agreement provides for customary representations and warranties and affirmative covenants.  The Agreement also contains customary negative covenants providing limitations, subject to negotiated exceptions, for sales of assets; encumbrances; indebtedness; loans, advances and investments; acquisitions; guarantees; new subsidiaries; dividends and redemptions; transactions with affiliates; changes in business; certain actions affecting subsidiaries; credit card agreements; private-label credit cards; and changes in control of certain of our subsidiaries.  At all times we are required to maintain Excess Availability (as defined in the Agreement) of at least the greater of 10% of the Borrowing Base or $15,000,000.  The Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Agreement.  Under certain conditions the maximum amount available under the Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Agreement may be accelerated.

In connection with the Agreement we executed a guarantee (the “Guarantee”) pursuant to which we and most of our subsidiaries jointly and severally guarantee the borrowings and obligations under the Agreement, subject to standard insolvency limitations.  In accordance with the Guarantee, collateral for the borrowings under the Agreement consists of pledges by us and certain of our subsidiaries of the capital stock of each such entity’s subsidiaries.  The Agreement also provides for a security interest in substantially all of our assets excluding, among other things, equipment, real property, and stock or other equity and assets of excluded subsidiaries.  Excluded subsidiaries are not Guarantors under the Agreement and Guarantee.

As of April 28, 2012 we had an aggregate total of $3,702,000 of unamortized deferred debt acquisition costs related to the Facility that will be amortized on a straight-line basis over the life of the Facility as interest expense.  There were no borrowings outstanding under the Facility as of April 28, 2012.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY

The following table summarizes changes in total stockholders’ equity for the period indicated:

Thirteen Weeks Ended
(Dollars in thousands)	April 28, 2012
Total stockholders’ equity, beginning of period	$416,946
Net income	17,772
Issuance of common stock under employee stock plans (231,669 shares), net of amounts withheld for payroll taxes	(233)
Stock-based compensation	1,351
Total stockholders’ equity, end of period	$435,836

NOTE 5. STOCK-BASED COMPENSATION PLANS

We have various stock-based compensation plans under which we have granted or are currently granting awards, which are more fully described in “Item 8.  Financial Statements and Supplementary Data; NOTE 7.  STOCK-BASED COMPENSATION PLANS” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  Current grants of stock-based compensation consist primarily of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) under our 2010 Stock Award and Incentive Plan.

SARS and stock option activity under our various stock-based compensation plans for the thirteen weeks ended April 28, 2012 was as follows:

	Option/ SARs Shares	Weighted Average Exercise Price	Range of Exercise Prices per Share			Aggregate Intrinsic Value(1) (000’s)
Outstanding at January 28, 2012(2)	6,091,314	$3.55	$1.00	—	$11.28	$8,531
Granted – exercise price equal to market price	985,924	6.03	5.90	—	6.04
Canceled/forfeited	(203,991)	3.79	1.00	—	5.31
Exercised	(68,300)	2.75	1.00	—	5.18	196	(3)
Outstanding at April 28, 2012(4)	6,804,947	$3.91	$1.00	—	$11.28	15,106
Exercisable at April 28, 2012(4)	2,649,098	$3.31	$1.00	—	$11.28	7,481
____________________

(1)	Aggregate market value less aggregate exercise price.

(2)	Includes 591,496 shares related to “inducement grants” of SARs in accordance with Nasdaq Marketplace Rule 5635(c)(4), of which 207,164 shares were exercisable.

(3)	As of date of exercise.

(4)	Includes 591,496 shares outstanding related to “inducement grants” (see note (2) above), of which 252,164 shares were exercisable.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Total stock-based compensation expense	$1,351	$1,031

As of April 28, 2012 the following shares were available for future grants under our stock-based compensation plans:

Shares Available
2010 Stock Award and Incentive Plan	3,009,872
1994 Employee Stock Purchase Plan	230,823

We use the Black-Scholes valuation model to estimate the fair value of SARs.  We amortize stock-based compensation on a straight-line basis over the requisite service period of an award except for awards that include a market condition, which are amortized on a graded vesting basis over their derived service period.  Estimates and assumptions we use under the Black-Scholes model are more fully described in “Item 8. Financial Statements and Supplementary Data; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; Stock-based Compensation” and “NOTE 7. STOCK-BASED COMPENSATION PLANS” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Total stock-based compensation expense not yet recognized related to the non-vested portion of SARs and awards outstanding as of April 28, 2012 was $22,004,000.

NOTE 6. CUSTOMER LOYALTY CARD PROGRAMS

We offer our customers various loyalty card programs.  Customers that join these programs are entitled to various benefits, including discounts on purchases, during the membership period.  Customers join some of these programs by paying an annual membership fee.  For these programs we recognize revenue as a component of net sales over the life of the membership period based on when the customer earns the benefits and when the fee is no longer refundable.  We recognize costs we incur in connection with administering these programs as selling, general, and administrative expenses when incurred.  Our loyalty card programs are more fully described in “Item 8. Financial Statements and Supplementary Data; NOTE 8. CUSTOMER LOYALTY CARD PROGRAMS” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Additional information with respect to our various loyalty card programs is as follows:

	Thirteen Weeks Ended
(In thousands)	April 28, 2012	April 30, 2011
Loyalty card revenues recognized	$4,455	$4,575

	Accrued as of
(In thousands)	April 28, 2012	January 28, 2012
Discounts earned but not yet issued and discounts issued but not yet redeemed	$2,769	$2,618

NOTE 7. NET INCOME PER SHARE

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 28, 2012	April 30, 2011
Basic weighted average common shares outstanding	117,080	116,176
Dilutive effect of SARs, stock options, and awards	1,616	1,556
Diluted weighted average common shares and equivalents outstanding	118,696	117,732
Net income used to determine basic and diluted net income per share	$17,772	$26,038
SARs and stock options with weighted average exercise price greater than market price, excluded from computation of diluted net income per share:
Number of shares	801	2,803
Weighted average exercise price per share	$6.27	$4.93

Our 1.125% Notes will not impact our diluted net income per share until the price of our common stock exceeds the conversion price of $15.379 per share because we expect to settle the principal amount of the 1.125% Notes in cash upon conversion.  Our call options are not included in the diluted net income per share calculation as their effect would be anti-dilutive.  Should the price of our common stock exceed $21.607 per share we would also include the dilutive effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.  See “Item 8.  Financial Statements and Supplementary Data; NOTE 5. LONG-TERM DEBT” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for further information regarding our 1.125% Notes, call options, and warrants.

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

In computing our income tax provision we make certain estimates and management judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets.  Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes.

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

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income taxes (payable)/receivable, net, which primarily included an amended return receivable as of January 28, 2012, are included in "Accrued expenses" as of April 28, 2012 and in “Prepayments and other” as of January 28, 2012 on our condensed consolidated balance sheets, and were as follows:

(In thousands)	April 28, 2012	January 28, 2012
Income taxes (payable)/receivable, net	$(1,227)	$10,048

The reduction in income taxes receivable during the thirteen weeks ended April 28, 2012 was principally a result of the receipt of $10,743,000 of net Federal tax refunds that related primarily to an amended return.

As of April 28, 2012 our gross unrecognized tax benefits associated with uncertain tax positions were $33,797,000.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would decrease our provision for income taxes and increase our net income was $22,101,000.  The accrued interest and penalties as of April 28, 2012 were $16,968,000.

During the thirteen weeks ended April 28, 2012 our gross unrecognized tax benefits increased by $4,473,000 and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, would decrease our provision for income taxes and increase our net income increased by $2,921,000.  Accrued interest and penalties increased by $928,000 during the thirteen weeks ended April 28, 2012.  These changes are primarily the result of the identification of a new uncertain tax position that required an accrual for multiple years.

As of April 28, 2012 it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months by as much as $10,616,000 as a result of resolutions of audits related to U.S. Federal and state tax positions and/or the expiration of applicable statutes of limitations.

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

NOTE 9. SEGMENT REPORTING

We operate and report in two segments: Retail Stores and Direct-to-Consumer. We determine our operating segments based on the way our chief operating decision-makers review our results of operations.  We consider our retail stores and store-related e-commerce as operating segments that are similar in terms of economic characteristics, production processes, and operations.  Accordingly, we have aggregated our retail stores and store-related e-commerce into a single reporting segment (the “Retail Stores” segment). Our catalog and catalog-related e-commerce operations are separately reported under the Direct-to-Consumer segment.  Further information regarding our operating segments is included in “Item 8. Financial Statements and Supplementary Data; NOTE 16. SEGMENT REPORTING” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Selected financial information for our operations by reportable segment and a reconciliation of the information by segment to our consolidated totals is included in the following table:

(In thousands)	Retail Stores	Direct-to- Consumer	Corporate and Other		Consolidated
Thirteen Weeks Ended April 28, 2012
Net sales	$465,971	$15,292	$—		$481,263
Depreciation and amortization	10,846	333	3,029		14,208
Income from operations	54,461	(2,263)	(24,822)	(1)	27,376
Net interest expense and other income			(2,792)		(2,792)
Income tax provision			6,812		6,812
Net income	54,461	(2,263)	(34,426)		17,772
Capital expenditures	7,412	31	5,685		13,128

Thirteen Weeks Ended April 30, 2011
Net sales	$490,581	$13,772	$—		$504,353
Depreciation and amortization	11,027	254	3,127		14,408
Income from operations	55,648	(1,976)	(21,619)	(2)	32,053
Net interest expense and other income			(3,635)		(3,635)
Income tax provision			2,380		2,380
Net income	55,648	(1,976)	(27,634)		26,038
Capital expenditures	3,359	745	4,784		8,888
____________________

(1)	Includes $1,027 of restructuring and other charges (see “NOTE 10. RESTRUCTURING AND OTHER CHARGES” below).

(2)	Includes $47 of restructuring and other charges (see “NOTE 10. RESTRUCTURING AND OTHER CHARGES” below) and a $5,185 gain from the sale of office premises.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10. RESTRUCTURING AND OTHER CHARGES

The following table summarizes our restructuring and other charges:

	Costs Incurred as of	Costs Incurred for Thirteen Weeks Ended	Estimated Remaining Costs		Total Estimated/ Actual Costs as of
(In thousands)	January 28, 2012	April 28, 2012	To be Incurred		April 28, 2012
Fiscal 2011 Announcements
Transformational initiatives	$6,194	$1,741	$2,072	(1)	$10,007
Store impairment charges	654	—	—		654
Store lease termination charges	2,254	(87)	—		2,167

Fiscal 2010 Announcements
Closing of under-performing stores:
Non-cash impairment charge for CATHERINES® stores in outlet locations	3,210	—	—		3,210
Store lease termination and other charges	208	(297)	4,200		4,111
Severance for departure of former CEO	2,898	(20)	—		2,878

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET® stores:
Non-cash accelerated depreciation	612	—	—		612
Store lease termination charges	1,070	—	—		1,070
Other non-cash costs	195	—	—		195
Closing of under-performing stores:
Store lease termination charges	4,623	(380)	300		4,543

Fiscal 2007 and Fiscal 2008 Announcements
Lease termination and accretion charges	11,557	70	1,485	(2)	13,112
Severance, retention, and other costs	5,137	—	—		5,137
Closing of under-performing stores:
Store lease termination charges	8,305	—	—		8,305
Total	$46,917	$1,027	$8,057		$56,001
____________________

(1)	We cannot estimate all remaining costs related to our comprehensive strategic review at this time.

(2)	Accretion charges related to lease termination liability for assets retained from the sale of our Crosstown Traders apparel catalogs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our accrued restructuring and other charges:

	Accrued	Thirteen Weeks Ended		Accrued
	as of	April 28, 2012		as of
(In thousands)	January 28, 2012(1)	Costs Incurred	Payments/ Settlements	April 28, 2012(1)
Fiscal 2011 Announcements
Transformational initiatives	$2,214	$1,741	$(2,914)	$1,041
Store lease termination charges	1,343	—	(743)	600

Fiscal 2010 Announcements
Severance for departure of former CEO	788	(20)	(252)	516
Closing of under-performing stores:
Store lease termination charges	661	—	(426)	235

Fiscal 2009 Announcements
Closing of PETITE SOPHISTICATE OUTLET stores:
Store lease termination charges	163	—	(44)	119
Closing of under-performing stores:
Store lease termination charges	1,751	—	(323)	1,428

Fiscal 2007 and Fiscal 2008 Announcements
Non-core misses apparel assets:
Lease termination charges	4,156	70	(652)	3,574
Other costs	153	—	—	153
Transformational initiatives:
Severance and retention costs	—	—	—	—
Closing of under-performing stores:
Store lease termination charges	465	—	(62)	403
Total	$11,694	$1,791	$(5,416)	$8,069
____________________

(1)	Included in “Accrued expenses” in the accompanying condensed consolidated balance sheets.

Restructuring and other charges for the thirteen weeks ended April 28, 2012 consisted primarily of professional fees and retention costs related to our previously announced plans to divest our FASHION BUG® business and to undertake a comprehensive strategic review and lease termination costs net of store-related deferred allowances in connection with our under-performing store closing programs.

Restructuring and other charges for the thirteen weeks ended April 30, 2011 consisted primarily of lease termination costs, non-cash accelerated depreciation, and cash severance and retention costs related to under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter, partially offset by adjustments to store-related deferred allowances as a result of the closure of under-performing stores identified for closure during the Fiscal 2010 Fourth Quarter and the settlement of a minor lease obligation for facilities retained in connection with the sale of our Crosstown Traders apparel catalogs.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

See “Item 8. Financial Statements and Supplementary Data; NOTE 11. RESTRUCTURING AND OTHER CHARGES” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for further information regarding our restructuring and other charges.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	April 28, 2012			January 28, 2012
(In thousands)	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Assets:
Cash and cash equivalents	$214,086		$214,086	$168,607		$168,607

Liabilities:
1.125% Senior Convertible Notes, due May 1, 2014	124,588	(1)	132,024	122,761	(1)	127,810
6.07% mortgage note, due October 11, 2014	8,042		7,920	8,248		8,119
6.53% mortgage note, due November 1, 2012	700		700	1,050		1,050
____________________

(1)	Net of unamortized discount of $15,863 at April 28, 2012 and $17,690 at January 28, 2012 (see “NOTE 3. LONG-TERM DEBT” above).

The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments (level one measurement).  The fair value of the 1.125% Senior Convertible Notes is based on quoted market prices for the securities (level one measurement).  The fair values of the mortgage notes and other long-term debt are based on estimated current interest rates that we could obtain on similar borrowings (level three measurement).

NOTE 12. GAIN FROM SALE OF OFFICE PREMISES

During the Fiscal 2011 First Quarter we sold office premises in Hong Kong, which served as the home office for our international sourcing operations, for gross proceeds of $7,512,000 and recognized a gain on the sale of $5,185,000.  Our international sourcing operations now utilize leased space in Hong Kong.

NOTE 13. SUBSEQUENT EVENT

On May 1, 2012 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ascena Retail Group, Inc. (“Ascena”) and Colombia Acquisition Corp. ("Colombia"), a wholly owned subsidiary of Ascena. Our Board of Directors and the Boards of Directors of each of Ascena and Colombia unanimously approved the Merger Agreement and the transactions contemplated under it.

CHARMING SHOPPES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the terms and subject to the conditions of the Merger Agreement, on May 15, 2012 Colombia commenced a cash tender offer (the "Offer") to purchase all of the outstanding shares of our common stock at a price of $7.35, net per share in cash, without interest and subject to any required withholding taxes (the "Offer Price"). The transaction will be valued at approximately $890,000,000. Following the consummation of the Offer, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Colombia will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Ascena. At the effective time of the Merger, any share of our common stock not purchased in the Offer or held by any shareholder who dissents from the Merger and seeks appraisal of his shares will be converted into the right to receive an amount equal to the Offer Price. If, after the purchase of shares of our common stock pursuant to the Offer and the exercise of the Top-Up Option pursuant to the terms of (and as defined in) the Merger Agreement, if applicable, Colombia owns at least 80% of the outstanding shares of our common stock, then once the other conditions to completion of the Merger are satisfied or waived, Colombia will merge with and into the Company pursuant to a “short-form” merger in accordance with the applicable provisions of Pennsylvania law, which would not require a vote of our shareholders.

All unexercised options and stock appreciation rights ("SARs") outstanding under our stock-based compensation plans as of the effective time of the Merger will automatically be canceled and converted into the right to receive an amount in cash equal to the excess, if any, of the Offer Price over the exercise price of each option or SAR, less any taxes required to be withheld. In addition, all restricted stock units ("RSUs") and restricted stock awards ("RSAs") outstanding as of the effective date of the Merger (excluding any performance share awards that are forfeited at the time of the Merger in accordance with their terms) will automatically be canceled and converted into the right to receive an amount in cash equal to the Offer Price less any taxes required to be withheld, and subject, with respect to holders of RSAs, to their right to exercise statutory appraisal rights.

Upon consummation of the Merger, a "Fundamental Change" as defined in the Indenture for our 1.125% Senior Convertible Notes due May 1, 2014 (the "1.125% Notes") would occur. As a result, each "Holder" (as defined in the 1.125% Notes) would have the right, at the Holder's option, to require us to repurchase for cash that Holder's 1.125% Notes for 100% of the principal amount of the notes plus accrued and unpaid interest.

Completion of the Offer is subject to various conditions, including that at least a majority of the shares of our common stock then outstanding on a fully diluted basis are tendered in the Offer. The Offer will expire at midnight, New York City time, on June 12, 2012 (the end of the day on June 12, 2012), unless otherwise extended in accordance with the terms of the Merger Agreement.  The consummation of the Offer is subject to certain other customary conditions, including the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) with respect to our business. The Offer is not subject to a financing condition and the Merger Agreement provides that it may be specifically enforced. The closing of the Merger is subject to various additional conditions, including, if required under Pennsylvania law, approval of the Merger Agreement by our shareholders. On May 22, 2012 the Antitrust Division and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act in connection with the proposed acquisition. Accordingly, the condition relating to the expiration or termination of the Hart-Scott-Rodino Act waiting period has been satisfied.

The Merger Agreement includes customary representations, warranties, and covenants. We have agreed, among other things, to operate our business in the ordinary course until the Merger is consummated or, if earlier, the date that Ascena has exercised its right to designate a majority of our Board of Directors. Under the Merger Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and have agreed to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of the fiduciary duties of our Board of Directors.

The Merger Agreement contains certain termination rights for both us and Ascena, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Ascena a termination fee of $30,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this report.  It should also be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, financial statements, and accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  As used in this management’s discussion and analysis, the terms “Charming Shoppes,” “the Company,” “we,” “us,” and “our” refer to Charming Shoppes, Inc. and its consolidated subsidiaries except where the context otherwise requires or as otherwise indicated.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this report, including information incorporated herein by reference, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include, but are not limited to, projections of revenues, income or loss, cost reductions, capital expenditures, liquidity, divestitures, financing needs or plans, store closings and openings, merchandise strategy, and plans for future operations, as well as assumptions relating to the foregoing.  The words “expect,” “could,” “should,” “would,” “may,” “project,” “estimate,” “predict,” “anticipate,” “plan,” “intend,” “believes,” “is likely to,” “is expected to” and similar expressions are also intended to identify forward-looking statements.

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

Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following, and the other factors discussed in more detail in “PART I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and in our other filings with the Securities and Exchange Commission:

•
uncertainties related to the acquisition of the Company by Ascena Retail Group, Inc. (see “RECENT DEVELOPMENTS” below), including the timing of completion of the tender offer and merger, how many of our shareholders will tender their stock in the offer, the possibility that competing offers will be made, the possibility that various closing conditions for the tender offer or merger may not be satisfied or waived, litigation related to the tender offer and merger, and the impact on the tender offer and merger of general economic and business conditions;

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

The statements contained herein are not an offer to buy or the solicitation of an offer to sell securities. The Offer is being made pursuant to a tender offer statement on Schedule TO filed by Ascena and Colombia with the Securities and Exchange Commission ("SEC") on May 15, 2012, as amended and supplemented through the date hereof. We filed a solicitation/recommendation statement on Schedule 14d-9 with respect to the Offer with the SEC on May 15, 2012, as amended and supplemented through the date hereof. The tender offer statement (including an offer to purchase, a related letter of transmittal, and other tender offer documents) and the solicitation/recommendation statement, as amended and supplemented through the date hereof, contain important information that should be read carefully before making any decision to tender securities in the tender offer. Those materials will be made available to our shareholders at no expense to them. In addition, all of those materials (and all other tender offer documents filed with the SEC) are available at no charge on the SEC's website: www.sec.gov. In addition, the Schedule TO and related exhibits, including the offer to purchase, letter of transmittal, and other related documents may be obtained for free by contacting Ascena at 30 Dunnigan Drive, Suffern, NY 10901, and the Schedule 14d-9 may be obtained for free by contacting us at 3750 State Road, Bensalem, PA 19020.

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

We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant.  Our significant accounting policies are described in “Item 8.  Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  The accounting policies and related assumptions that we consider to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; CRITICAL ACCOUNTING POLICIES” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  There were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

RECENT DEVELOPMENTS

As a result of our previously announced strategic review, on May 2, 2012 we jointly announced with Ascena Retail Group, Inc. ("Ascena") that we had entered into a definitive agreement (the "Merger Agreement") under which Ascena will, pursuant to the terms and subject to the conditions of the Merger Agreement, acquire Charming Shoppes, Inc. (the "Company") in a cash transaction valued at approximately $890 million. Colombia Acquisition Corp. (“Colombia”), a wholly-owned subsidiary of Ascena, has commenced a cash tender offer (the "Offer") for all outstanding shares of our common stock at a price of $7.35, net per share in cash, without interest and subject to any required withholding taxes. The Offer commenced on May 15, 2012 and will expire at midnight, New York City time, on June 12, 2012 (the end of the day on June 12, 2012) unless otherwise extended under the terms of the Merger Agreement. Following the consummation of the Offer, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Colombia will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Ascena. Subject to customary conditions and approvals, the transaction is expected to close during the second calendar quarter of 2012. Following consummation of the Merger, we will operate as a separate subsidiary of Ascena. Additional information with respect to the Offer and Merger Agreement is included in "PART I. Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; NOTE 13. SUBSEQUENT EVENT" above.

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

Results of Operations

Our Fiscal 2012 First Quarter results were driven principally by reductions in operating expenses at each of our brands. We continued to experience difficult traffic trends and in response offered deeper-than-planned discounts to ensure seasonal unit sell-throughs. However, we were able to offset the impact of the resulting pressure on our gross margin through reductions in operating expenses. At each of our brands, we produced improved conversion rates and higher average unit retails, despite a modest increase in product costs.

Consolidated Adjusted EBITDA for the Fiscal 2012 First Quarter increased by $1.3 million to $42.6 million as compared to the prior-year period (see “RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” below).  This increase was driven primarily by decreases in operating expenses as a result of the closing of under-performing stores during the preceding 12-month period. Our disciplined inventory management resulted in an 7% decrease in inventory at cost on a comparable store basis at the end of the quarter as compared to the end of the prior-year period.

Consolidated net sales for the Fiscal 2012 First Quarter reflected the impact of 157 net store closings during the preceding 12-month period in connection with our store closing programs, partially offset by an 18% increase in store-related e-commerce net sales.  Our seasonal fashion inventory assortments continue to be well received by our customers, resulting in improved average unit retails and average dollar sales during the Fiscal 2012 First Quarter as compared to the prior-year period. However, Fiscal 2012 First Quarter sales continued to be negatively impacted by reduced traffic levels.

Consolidated gross margin decreased for the Fiscal 2012 First Quarter as compared to the Fiscal 2011 First Quarter as a result of promotional activity across all of our brands in an effort to increase store traffic levels and to sell through seasonal inventories. We continue to seek the proper balance of full-price, promotional, and clearance inventories in order to improve traffic levels and maximize gross profit dollars.  The decline in gross profit dollars was primarily driven by the net closure of 157 stores over the preceding 12 months in connection with our store closing program.

Our operating expenses (excluding restructuring and other charges of $1.0 million in the Fiscal 2012 First Quarter and a gain from the sale of office premises of $5.2 million in the Fiscal 2011 First Quarter) decreased by $25.1 million, driven primarily by the impact of 157 net store closures and expense reductions across all of our brands.  Our occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales for the Fiscal 2012 First Quarter as compared to the prior-year period, primarily related to lower rent expense as a result of the operation of fewer stores.  Selling, general, and administrative expenses also decreased both in dollar amount and as a percentage of net sales for the Fiscal 2012 First Quarter as compared to the prior-year period, primarily as a result of a combination of lower store payroll and store-related expenses attributable to operating fewer stores and lower advertising expenses.

We continue to make progress on our initiatives to drive sustainable productivity and profitability. Although we are pleased with our progress, we continue to be disappointed by the reduced traffic levels at our retail stores. However, we are continuing to achieve better results through core fundamentals, including more fashionable, trend-right assortments coupled with disciplined inventory management and decreases in operating expenses.

Financial Position and Liquidity

We ended the Fiscal 2012 First Quarter with $214.1 million of cash as compared to $168.6 million as of the end of Fiscal 2011.  The increase in our cash position during the Fiscal 2012 First Quarter was driven primarily by improved operating results, disciplined inventory management, collections of accounts receivable generated from December 2011 holiday season sales by our Direct-to-Consumer segment, and $10.7 million of tax refunds.  We ended the quarter with no borrowings against our revolving credit facility and had a total liquidity position of $364.0 million.

As we continue to rationalize our store base, we expect to close approximately 90-105 unprofitable stores in 2012. The majority of these stores have natural lease expirations in 2012. During the first quarter of Fiscal 2012, we have closed 33 stores, including 19 FASHION BUG stores.

As we look forward to the completion of our merger with Ascena Retail Group, Inc. (see "RECENT DEVELOPMENTS" above), we will continue to focus on further developing the LANE BRYANT brand, using its strong consumer franchise and leading market position to drive our sales and profits. We currently expect that we will continue to pursue a number of previously announced initiatives, including:

•	offering fashionable, on-trend, lifestyle merchandise collections;

•	enhanced CACIQUE intimate apparel brand awareness and merchandise offerings;

•	expansion of our full-line LANE BRYANT and LANE BRYANT OUTLET stores;

•	innovative digital sales initiatives like our recently launched Fashion Genius™ online outfitting technology;

•
increased penetration into power-strip and lifestyle centers with stronger operating metrics that support increased profitability, with projected increases in sales and decreases in occupancy expenses as compared to malls; and

•
continued development of a new store design for the LANE BRYANT brand, which will include visual packages that promote lifestyle storytelling experiences, and will be simplified for easy navigation to enhance our customers' shopping experience.

RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA

We define EBITDA as net income before (i) income taxes; (ii) net interest expense/other income; and (iii) depreciation and amortization, except for amortization of stock-based compensation, which is a component of selling, general, and administrative expenses.  We define Adjusted EBITDA as EBITDA before certain items, such as (i) restructuring and other charges; and (ii) gain from sale of office premises.  EBITDA and Adjusted EBITDA are not defined under Generally Accepted Accounting Principles (“GAAP”) and our computation may not be comparable to similar measures reported by other companies.

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

Further information regarding our definition of EBITDA and Adjusted EBITDA is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; RESULTS OF OPERATIONS; EBITDA and Adjusted EBITDA” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The tables on the following two pages show details of our consolidated net sales and a reconciliation of our income from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated.

Net Sales and Reconciliation of Net Income to EBITDA and Adjusted EBITDA

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirteen Weeks Ended April 28, 2012
Net sales	$261.1	$127.0	$77.9	$466.0

Net income	41.7	5.2	7.6	54.5
Income tax provision	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	7.7	1.9	1.3	10.9
EBITDA	49.4	7.1	8.9	65.4
Restructuring and other charges	—	—	—	—
Adjusted EBITDA	$49.4	$7.1	$8.9	$65.4
Adjusted EBITDA as a % of net sales	18.9%	5.6%	11.4%	14.0%
____________________

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $31.5 and Adjusted EBITDA of $5.3.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated(4)
Thirteen Weeks Ended April 28, 2012
Net sales	$15.3	$—		$481.3

Net income	(2.3)	(34.4)		17.8
Income tax provision	—	6.8		6.8
Net interest expense and other income	—	2.8		2.8
Depreciation and amortization	0.3	3.0		14.2
EBITDA	(2.0)	(21.8)		41.6
Restructuring and other charges	—	1.0		1.0
Adjusted EBITDA	$(2.0)	$(20.8)		$42.6
Adjusted EBITDA as a % of net sales	(13.1)%	—	(3)	8.9%
____________________

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

(4)	Results may not add due to rounding.

Net Sales and Reconciliation of Net Income to EBITDA and Adjusted EBITDA
(Continued)

(In millions)	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total Retail Stores
Thirteen Weeks Ended April 30, 2011
Net sales	$262.8	$150.0	$77.8	$490.6

Net income	41.6	8.6	5.5	55.7
Income tax provision	—	—	—	—
Net interest expense and other income	—	—	—	—
Depreciation and amortization	7.4	2.0	1.6	11.0
EBITDA	49.0	10.6	7.1	66.7
Gain from sale of office premises	—	—	—	—
Restructuring and other charges	—	—	—	—
Adjusted EBITDA	$49.0	$10.6	$7.1	$66.7
Adjusted EBITDA as a % of net sales	18.6%	7.1%	9.1%	13.6%
____________________

(1)	Includes LANE BRYANT OUTLET stores, with net sales of $29.2 and Adjusted EBITDA of $4.4.

(In millions)	Direct-to- Consumer(2)	Corporate And Other		Consolidated
Thirteen Weeks Ended April 30, 2011
Net sales	$13.8	$—		$504.4

Net income	(2.0)	(27.7)		26.0
Income tax provision	—	2.4		2.4
Net interest expense and other income	—	3.7		3.7
Depreciation and amortization	0.3	3.1		14.4
EBITDA	(1.7)	(18.5)		46.5
Gain from sale of office premises	—	(5.2)		(5.2)
Restructuring and other charges	—	—		—
Adjusted EBITDA	$(1.7)	$(23.7)		$41.3
Adjusted EBITDA as a % of net sales	(12.3)%	—	(3)	8.2%
____________________

(2)	Primarily FIGI’S catalog business. A substantial portion of FIGI’s sales occur during the December holiday season.

(3)	Not meaningful.

The following table shows information related to the change in our Retail Stores segment net sales:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Increase/(decrease) in comparable store sales(1) and store-related e-commerce sales:
Consolidated Retail Stores:
Consolidated Retail Stores comparable store sales	—%	2%
Consolidated Retail Stores e-commerce	18	17
Total Consolidated Retail Stores, including e-commerce	2	3
LANE BRYANT(2)
Retail Stores comparable store sales	1	7
Retail Stores e-commerce	21	17
Total LANE BRYANT, including e-commerce	3	8
FASHION BUG
Retail Stores comparable store sales	(3)	(3)
Retail Stores e-commerce	3	12
Total FASHION BUG, including e-commerce	(3)	(3)
CATHERINES
Retail Stores comparable store sales	5	(2)
Retail Stores e-commerce	23	26
Total CATHERINES, including e-commerce	6	(1)

Sales from new stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	1	1
FASHION BUG	—	—
CATHERINES	—	—

Prior-period sales from closed stores as a percentage of prior-period consolidated net sales:
LANE BRYANT(2)	(2)	(1)
FASHION BUG	(4)	(2)
CATHERINES	(1)	—

Increase/(decrease) in Retail Stores segment net sales	(5)	—
____________________

(1)
“Comparable store sales” is not a measure that has been defined under GAAP. The method of calculating comparable store sales varies across the retail industry and, therefore, our calculation of comparable store sales is not necessarily comparable to similarly-titled measures reported by other companies. We define comparable store sales as sales from stores operating in both the current and prior-year periods. Sales from new stores are added to the comparable store sales base 13 months after their open date. Sales from stores that are relocated within the same mall or strip-center, remodeled, or have a square footage change of less than 20% are included in the calculation of comparable store sales. Sales from stores that are relocated outside the existing mall or strip-center, or have a square footage change of 20% or more, are excluded from the calculation of comparable store sales until 13 months after the relocated store is opened. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable store sales for the applicable periods in the year of closure and the subsequent year.

(2)	Includes LANE BRYANT OUTLET stores.

Retail Store Activity for Fiscal 2012

	LANE BRYANT(1)	FASHION BUG	CATHERINES	Total
Fiscal 2012 Year-to-Date:
Stores at January 28, 2012	802	620	435	1,857
Stores opened	8	—	—	8
Stores closed(2)	(9)	(19)	(5)	(33)
Net change in stores	(1)	(19)	(5)	(25)
Stores at April 28, 2012	801	601	430	1,832

Stores relocated during period	5	—	—	5

Fiscal 2012 Plan:
Store openings	20	—	—	20
Store closings(3)	20-25	35-40	35-40	90-105
Store relocations	20-25	—	—	20-25
____________________

(1)	Includes LANE BRYANT OUTLET stores.

(2)	Primarily includes stores closed as part of our previously announced store closing initiatives.

(3)
Includes approximately 15 under-performing CATHERINES stores in outlet locations to be closed as part of our previously announced store closing initiatives (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 11. RESTRUCTURING AND OTHER CHARGES” of our annual report on Form 10-K for the fiscal year ended January 28, 2012).

Comparison of Thirteen Weeks Ended April 28, 2012 and April 30, 2011

Net Sales

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change From Prior Period
(Dollars in millions)	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales(1)	Dollars	Percent
LANE BRYANT(2)	$261.1	54.2%	$262.8	52.1%	$(1.7)	(0.6)%
FASHION BUG	127.0	26.4	150.0	29.8	(23.0)	(15.3)
CATHERINES	77.9	16.2	77.8	15.4	0.1	0.1
Total Retail Stores	466.0	96.8	490.6	97.3	(24.6)	(5.0)
Direct-to-Consumer	15.3	3.2	13.8	2.7	1.5	10.9
Consolidated net sales	$481.3	100.0%	$504.4	100.0%	$(23.1)	(4.6)%
____________________

(1)	Results do not add due to rounding.

(2)	Includes LANE BRYANT OUTLET stores.

Total Retail Stores segment consolidated net sales decreased for the Fiscal 2012 First Quarter as compared to the Fiscal 2011 First Quarter primarily as a result of the impact of 157 net store closings during the preceding 12-month period and flat consolidated comparable store sales, which were partially offset by an 18% increase in store-related e-commerce net sales. The inclusion of e-commerce sales with the bricks and mortar comparable store sales would have resulted in a consolidated comparable sales increase of 2% for the Fiscal 2012 First Quarter.

LANE BRYANT sales decreased as compared to the prior-year period primarily as a result of the impact of 26 net store closings during the preceding 12-month period, partially offset by a 21% increase in store-related e-commerce net sales. The inclusion of LANE BRYANT e-commerce sales with the LANE BRYANT bricks and mortar comparable store sales would have resulted in a comparable sales increase of 3% for the Fiscal 2012 First Quarter. Improvements in average dollar sale, units per transaction, and conversion rate were partially offset by a decrease in traffic levels as compared to the prior-year period.

CATHERINES sales were comparable to the prior-year period as the impact of 34 net store closings during the preceding 12-month period was offset by a 5% increase in comparable store sales and a 23% increase in store-related e-commerce net sales.  The inclusion of CATHERINES e-commerce sales with the CATHERINES bricks and mortar comparable store sales would have resulted in a comparable sales increase of 6%. Improvements in average dollar sale and units per transaction were partially offset by a decrease in traffic levels as compared to the prior-year period.

FASHION BUG sales decreased primarily as a result of the impact of 97 net store closings during the preceding 12-month period and a 3% decrease in comparable store sales, partially offset by a 3% increase in store-related e-commerce net sales.  Decreases in traffic levels and units per transaction as compared to the prior-year period were partially offset by an improvement in average dollar sale.

Retail Stores segment e-commerce net sales for the Fiscal 2012 First Quarter represented 9% of Retail Stores segment net sales for the current-year period as compared to 8% of Retail Stores segment net sales for the prior-year period.  The improvement in e-commerce net sales was driven primarily by our LANE BRYANT and CATHERINES brands and reflects our continuing efforts to enhance our customers’ on-line shopping experience. These efforts include an expanding selection of new brands through our SONSI® website and the September 2011 launch of new online outfitting technology that makes personalized style and fit recommendations. Customers can use these recommendations within the outfitting tool to facilitate viewing and buying of complete outfits. During October 2011 we also announced the launch of an international shipping program that enables customers in over 100 countries and territories worldwide to shop our brands online.

During the Fiscal 2012 First Quarter we recognized revenues of $4.5 million in connection with our loyalty card programs as compared to revenues of $4.6 million during the Fiscal 2011 First Quarter.

For our Direct-to-Consumer segment, the increase in net sales was attributable to a planned increase in the circulation of our FIGI's and Gallery catalogs.  The Direct-to-Consumer segment generates a substantial portion of its sales during the December holiday season.

Gross Profit

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales	Percentage of Net Sales
Consolidated gross profit	$261.7	54.4%	$285.3	56.6%	(2.2)%

The decrease in gross profit as a percentage of net sales ("gross margin") was driven by increased promotional activity across all of our brands in an effort to increase store traffic levels and to sell through seasonal inventories.  The decline in gross profit dollars was primarily driven by the net closure of 157 stores over the preceding 12 months in connection with our store closing program.

For our Retail Stores segment, gross margin decreased 150 basis points as compared to the prior-year period.  Gross margin decreased 170 basis points for LANE BRYANT, 220 basis points for FASHION BUG, and 140 basis points for CATHERINES as compared to the prior-year period.  These decreases in gross margin were primarily the result of increased promotional activity in an effort to increase store traffic levels and to sell through seasonal inventories.

Gross profit for the Direct-to-Consumer segment increased slightly as a result of the increase in catalog circulation but decreased 230 basis points as a percentage of net sales primarily due to the mix of food and non-food catalog sales for the current-year period as compared to the prior-year period.

Occupancy and Buying

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales	Percentage of Net Sales
Consolidated occupancy and buying	$81.3	16.9%	$89.4	17.7%	(0.8)%

Consolidated occupancy and buying expenses decreased both in dollar amount and as a percentage of net sales primarily as a result of 157 net store closings during the preceding twelve-month period as part of our initiative to close under-performing stores.

Occupancy and buying expenses for our Retail Stores segment as a percentage of Retail Stores net sales decreased 50 basis points.  Occupancy and buying expenses as a percentage of net sales decreased 80 basis points for LANE BRYANT, 10 basis points FASHION BUG, and 50 basis points for CATHERINES.

Occupancy and buying expenses for our Direct-to-Consumer segment increased slightly in dollar amount and increased 200 basis points as compared to the prior-year period.

Selling, General, and Administrative

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales	Percentage of Net Sales
Consolidated selling, general, and administrative	$137.8	28.6%	$154.6	30.7%	(2.1)%

Consolidated selling, general, and administrative expenses decreased in dollar amount primarily as a result of a combination of lower store payroll and store-related expenses as a result of operating fewer stores and lower advertising expenses.

Retail Stores segment selling, general, and administrative expenses as a percentage of Retail Stores net sales decreased 140 basis points as compared to the prior-year period.  Selling, general, and administrative expenses as a percentage of net sales decreased 110 basis points for LANE BRYANT, 50 basis points for FASHION BUG, and 310 basis points for CATHERINES.

Selling, general, and administrative expenses for our Direct-to-Consumer segment decreased 420 basis points as compared to the prior-year period primarily as a result of leverage from the increase in Direct-to-Consumer segment net sales.

Depreciation and Amortization

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change as a
(Dollars in millions)	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales	Percentage of Net Sales
Depreciation and amortization	$14.2	3.0%	$14.4	2.9%	0.1%

Depreciation and amortization expense decreased slightly in dollar amount primarily as a result of our operation of fewer stores in the current-year period as compared to the prior-year period but increased slightly as a percentage of net sales as a result of the lack of leverage from flat comparable store sales.

Gain from Sale of Office Premises

During the Fiscal 2011 First Quarter we sold office premises in Hong Kong, which served as the home office for our international sourcing operations, for gross proceeds of $7.5 million and recognized a gain on the sale of $5.2 million. Our international sourcing operations now utilize leased space in Hong Kong.

Restructuring and Other Charges

Restructuring and other charges for the Fiscal 2012 First Quarter were primarily for professional fees and retention costs related to our previously announced plans to divest our FASHION BUG business and to undertake a comprehensive strategic review (see "RECENT DEVELOPMENTS" above), and lease termination costs net of store-related deferred allowances in connection with our under-performing store closing programs.

Restructuring and other charges for the Fiscal 2011 First Quarter consisted primarily of cash severance and non-cash equity compensation costs in connection with the resignation of our former CEO, as well as lease termination costs for the closing of under-performing stores.

Income Tax Provision

The income tax provision continues to reflect the impact of a valuation allowance recorded against our net deferred tax assets, as well as the availability of net operating loss carryforwards.  Accordingly, the income tax provision for the Fiscal 2012 First Quarter resulted primarily from (1) an increase in our liability for unrecognized tax benefits, interest, and penalties primarily associated with the identification of a new uncertain tax position that required an accrual for multiple years, and (2) certain state and foreign income taxes payable as well as required deferred taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funding for our working capital requirements are our available cash balances, cash flow from operations (including our private-label credit card programs), and our revolving credit facility.  The following table highlights certain information related to our liquidity and capital resources:

(Dollars in millions)	April 28, 2012	January 28, 2012
Cash and cash equivalents	$214.1	$168.6
Available borrowing capacity under revolving credit facility	$150.0	$136.7
Working capital	$321.0	$297.3
Current ratio	2.2	2.1
Long-term debt to equity ratio	35.5%	37.4%

Cash Provided by Operating Activities

Net cash provided by operating activities was $60.3 million for the first quarter of Fiscal 2012 as compared to net cash provided by operating activities of $67.3 million for the first quarter of Fiscal 2011.  The decrease in cash provided by operating activities as compared to the prior-year period was primarily the result of an increase in our investment in inventories net of accounts payable and payments of accrued expenses, partially offset by $10.7 million of tax refunds received in the current-year period.  Overall, inventories decreased 7% on a comparable store cost basis.

Cash Used by Investing Activities

Gross capital expenditures, excluding construction allowances received from landlords, were $13.1 million for the first quarter of Fiscal 2012 as compared to $8.9 million for the first quarter of Fiscal 2011.  Capital expenditures net of construction allowances received from landlords were $12.7 million for the first quarter of Fiscal 2012 as compared to $8.8 million for the first quarter of Fiscal 2011.  During the Fiscal 2011 First Quarter we received proceeds of $7.5 million from the sale of office premises in Hong Kong.

Cash Used by Financing Activities

During the first quarter of Fiscal 2012 we used $1.4 million of cash and during the first quarter of Fiscal 2011 we used $1.6 million of cash for scheduled repayments of long-term borrowings.

Repurchases of Common Stock

In November 2007 our Board of Directors (the "Board") authorized a $200 million share repurchase program to make share repurchases from time to time in the open market or through privately-negotiated transactions.  We have not repurchased any shares of common stock subsequent to the Fiscal 2008 First Quarter.  Shares repurchased under this program have been held as treasury shares.

Our revolving credit facility (see "FINANCING; Revolving Credit Facility" below) allows the repurchase of our common stock subject to maintaining a minimum level of “Excess Availability” (as defined in the Agreement) for the six months preceding the date of such repurchase, as of the date of such repurchase, and on a projected pro forma basis for the 12 consecutive fiscal months thereafter.  The Agreement allows common stock repurchases at lower levels of “Excess Availability” subject to maintaining a minimum “Fixed Charge Coverage Ratio” (as defined in the Agreement) on a pro forma basis for the 12 months immediately preceding such repurchase.

As a result of the planned acquisition of the Company by Ascena (see "RECENT DEVELOPMENTS" above), we do not expect to repurchase any further treasury shares and we expect the $200 million share repurchase program to expire in connection with consummation of the Merger.

Dividends

We have not paid any dividends since 1995. As a result of the planned acquisition of the Company by Ascena (see "RECENT DEVELOPMENTS" above), we do not expect to pay any future dividends to our public shareholders.

FINANCING

Operating Leases

We lease substantially all of our operating stores and certain administrative facilities under non-cancelable operating lease agreements.  Additional details on these leases, including minimum lease commitments, are included in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 15. LEASES” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Revolving Credit Facility

We have a loan and security agreement (the "Agreement") for a $200 million senior secured revolving credit facility (the "Facility"). The Facility provides for committed revolving credit availability through July 14, 2016.  In addition, the Agreement includes an option allowing us to increase our credit facility to an amount not in excess of $300 million, based on certain terms and conditions.  The Facility may be used for working capital and other general corporate purposes, and provides that up to $100 million of the $200 million may be used for letters of credit.  See “Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited); NOTE 3. LONG-TERM DEBT” above for further details regarding the Facility.  There were no borrowings outstanding under the Facility as of April 28, 2012.

The Agreement provides for customary representations and warranties and affirmative covenants, and contains customary negative covenants.  The Agreement also provides for certain rights and remedies if there is an occurrence of one or more events of default under the terms of the Agreement.  Under certain conditions the maximum amount available under the Agreement may be reduced or terminated by the lenders and the obligation to repay amounts outstanding under the Agreement may be accelerated.  At all times we are required to maintain Excess Availability (as defined in the Agreement) of at least the greater of 10% of the Borrowing Base (as defined in the Agreement) or $15 million.  As of April 28, 2012, the Excess Availability under the credit facility was $169.5 million and we were in compliance with all of the covenants included in the facility.

Long-term Debt

Upon consummation of the Merger (see "RECENT DEVELOPMENTS" above), a "Fundamental Change" as defined in the Indenture for the 1.125% Senior Convertible Notes due May 1, 2014 (the "1.125% Notes") would occur (see “Item 8. Financial Statements and Supplementary Data; NOTE 5. LONG-TERM DEBT” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012). As a result, each "Holder" (as defined in the 1.125% Notes) would have the right, at the Holder's option, to require us to repurchase for cash that Holder's 1.125% Notes for 100% of the principal amount of the notes plus accrued and unpaid interest.

Additional information regarding our long-term borrowings is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; FINANCING; Long-term Debt” and “Part II, Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; NOTE 5. LONG-TERM DEBT” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

We plan to continue to utilize our combined financial resources to fund our inventory and inventory-related purchases, advertising and marketing initiatives, and our store development and infrastructure strategies.  We believe our cash and cash equivalents, our operating agreements with Alliance Data related to our private-label credit cards, and our revolving credit facility will continue to provide adequate liquidity for our business operations and growth opportunities during Fiscal 2012.  However, our liquidity could be affected by many factors, including consummation of the planned acquisition of the Company by Ascena, as well as factors that are based on normal operations or related to our industry and the economy.

MARKET RISK

As of April 28, 2012 there were no borrowings outstanding under our revolving credit facility.  Future borrowings made under the facility, if any, could be exposed to variable interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2012, a Verified Shareholder Derivative and Class Action Complaint captioned Pamela Kraus v. Charming Shoppes, Inc., et al., No. 2012-04154, was filed in the Court of Common Pleas of Bucks County, Pennsylvania (the “Kraus Complaint”). The Kraus Complaint purports to assert claims derivatively on behalf of the Company and names as defendants the members of the Board, as well as the Company and Ascena. The Kraus Complaint alleges, among other things, that the Company's directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Ascena aided and abetted those alleged breaches of fiduciary duty. The Kraus Complaint further alleges that the Company’s directors engaged in abuse of control and gross mismanagement by entering into the Merger Agreement. The Kraus Complaint also alleges that the Offer and Merger involve an unfair and self-serving sales process with preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. The Kraus Complaint seeks rescission of the Merger Agreement and injunctive relief, including an order prohibiting defendants from consummating the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On May 4, 2012, the Company received a letter from counsel for Mario Lamanna (the “Demand Letter”) demanding that the Board commence an action on behalf of the Company against the individual members of the Board for breaches of fiduciary duty arising out of allegedly wrongful conduct in connection with the Offer and the Merger. Specifically, the Demand Letter asserts that the Company’s directors breached their duties of loyalty, care, good faith, and/or candor by causing and/or allowing the Company to be acquired by Ascena for inadequate consideration and by failing to adequately shop the Company before the transaction. The Demand Letter also alleges that the Company’s directors agreed to the Offer to benefit themselves personally, approved improper deal protection devices, and ignored or failed to protect against conflicts of interest.

On May 7, 2012, a Verified Shareholder Derivative and Class Action Complaint captioned Philip E. Ricciardi v. Charming Shoppes, Inc., et al., No. 2012-04154, was filed in the Court of Common Pleas of Bucks County, Pennsylvania (the “Ricciardi Complaint”). The Ricciardi Complaint purports to assert both direct and derivative claims and names as defendants the members of the Board, as well as the Company, Ascena, and Colombia. The Ricciardi Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Ascena and Colombia aided and abetted those alleged breaches of fiduciary duty. The Ricciardi Complaint further alleges that the Company’s directors engaged in self-dealing and corporate waste by entering into the Merger Agreement. The Ricciardi Complaint seeks rescission of the Merger Agreement and injunctive relief, including an order prohibiting defendants from consummating the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On May 14, 2012, the Company received a letter dated May 8, 2012, from counsel for Phillip E. Ricciardi (the “Ricciardi Demand Letter”) demanding that the Board conduct an investigation and commence an action on behalf of the Company against the individual members of the Board for breaches of fiduciary duty arising out of allegedly wrongful conduct in connection with the Offer and the Merger. The Ricciardi Demand Letter refers to the allegations set forth in the Ricciardi Complaint.

On May 8, 2012, a Verified Class Action and Shareholder Derivative Complaint captioned Mario Lamanna v. Charming Shoppes, Inc., et al., No. 2012-04275, was filed in the Court of Common Pleas of Bucks County, Pennsylvania (the “Lamanna Complaint”). The Lamanna Complaint purports to assert both direct and derivative claims and names as defendants the members of the Board, the Company, Ascena, and Colombia. The Lamanna Complaint alleges, among other things, that the Company’s directors engaged in waste of corporate assets and breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the Merger, and further claims that Ascena and Colombia aided and abetted those alleged breaches of fiduciary duty. Specifically, the Lamanna Complaint asserts that the Company’s directors wrongfully allowed or caused the Company to be acquired by Ascena for unfair and inadequate consideration. The Lamanna Complaint further alleges that the Company’s directors failed to take steps to maximize the value of the Company to its public shareholders, failed to properly value the Company and its assets and operations, and ignored or failed to protect against conflicts of interest with respect to the Offer and Merger. The Lamanna Complaint also alleges that the Offer and Merger involve unfair and preclusive deal protection devices, and that the Company’s directors agreed to the transactions to benefit themselves personally. As to the Board’s rejection of the Demand Letter, the Lamanna Complaint alleges the Board’s rejection was unreasonable, not in good faith, and not protected by the business judgment rule. The Lamanna Complaint seeks rescission of the Merger Agreement and injunctive relief, including an order that prohibits defendants from consummating the Offer and Merger, and an award of attorneys’ fees and other fees and costs, in addition to other relief.

On May 9, 2012, a Verified Shareholder Derivative and Class Action Complaint captioned Robert Steinfeld v. Charming Shoppes, Inc., et al., No. 2012-04284, was filed in the Court of Common Pleas of Bucks County, Pennsylvania (the “Steinfeld Complaint”). The Steinfeld Complaint purports to assert claims derivatively on behalf of the Company and names as defendants the members of the Board, as well as the Company and Ascena. The Steinfeld Complaint alleges, among other things, that the Company's directors breached their fiduciary duties to the Company's shareholders in connection with the Offer and the Merger, and further claims that Ascena aided and abetted those alleged breaches of fiduciary duty. The Steinfeld Complaint further alleges that the Company's directors engaged in abuse of control and gross mismanagement by entering into the Merger Agreement. The Steinfeld Complaint also alleges that the Offer and Merger involve an unfair and self-serving sales process with preclusive deal protection devices, and that the Company's directors agreed to the transactions to benefit themselves personally. The Steinfeld Complaint seeks rescission of the Merger Agreement and injunctive relief, including an order prohibiting defendants from consummating the Offer and Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On May 22, 2012, a Verified Class Action and Shareholder Derivative Complaint captioned John Vineyard v. Charming Shoppes, Inc., et al., No. 2012-04715, was filed in the Court of Common Pleas of Bucks County, Pennsylvania (the “Vineyard Complaint”). The Vineyard Complaint purports to assert both direct and derivative claims and names as defendants the members of the Board, the Company, Ascena, and Colombia. The Vineyard Complaint alleges, among other things, that the Company's directors engaged in waste of corporate assets and breached their fiduciary duties to the Company's shareholders in connection with the Offer and the Merger, and further claims that Ascena and Colombia aided and abetted those alleged breaches of fiduciary duties. Specifically, the Vineyard Complaint asserts that the Company's directors wrongfully allowed or caused the Company to be acquired by Ascena for unfair and inadequate consideration. The Vineyard Complaint further alleges that the Company's directors failed to take steps to maximize the value of the Company to its public shareholders, failed to properly value the Company and its assets and operations, and ignored or failed to protect against conflicts of interest with respect to the Offer and Merger. The Vineyard Complaint also alleges that the Offer and Merger involve unfair and preclusive deal protection devices, and that the Company's directors agreed to the transactions to benefit themselves personally. In addition, the Vineyard complaint alleges that the defendants disseminated a materially false and misleading Schedule 14d-9. The Vineyard Complaint seeks rescission of the Merger Agreement and injunctive relief, including an order that prohibits defendants from consummating the Offer and Merger, and an award of attorneys' fees and other fees and costs, in addition to other relief.

On May 23, 2012, an Individual and Class Action Complaint captioned Judith Nadler v. Charming Shoppes, Inc., et al., No. 2:12-cv-02838-HB, was filed in the United States District Court for the Eastern District of Pennsylvania (the “Federal Action”). The complaint in the Federal Action names as defendants the Company and the members of the Board. The complaint in the Federal Action alleges, among other things, that defendants disseminated a Schedule 14d-9 in which they made untrue statements of material facts or failed to state all material facts necessary in order to make the statements made, in light of the circumstances in which they were made, not misleading, or engaged in deceptive or manipulative acts or practices. The complaint in the Federal Action also alleges that the Offer and the Merger are on terms that are fundamentally unfair. The Federal Action seeks injunctive relief, including an order that prohibits defendants from consummating the Offer and Merger, and an award of attorneys' fees and other fees and costs, in addition to other relief.

On May 23, 2012, by agreement of the parties, a Stipulation and Order Regarding Consolidation of Related Actions and Appointment of Lead Counsel was filed with the Court of Common Pleas, Bucks County, Pennsylvania with regard to the actions described in the Kraus Complaint, the Ricciardi Complaint, the Lamanna Complaint, the Steinfeld Complaint, and the Vineyard Complaint. The court approved the order on May 24, 2012, which consolidated these proceedings before the Court of Common Pleas, Bucks County, Pennsylvania, into a single case captioned In Re Charming Shoppes, Inc. Derivative and Class Action Litigation, No. 2012-04154 (the “Consolidated Action”). Also on May 24, 2012, the plaintiffs in the Consolidated Action filed a Verified Amended Class Action and Derivative Complaint (the “Amended Complaint”) that purports to assert both direct and derivative claims and names as defendants the members of the Board, the Company, Ascena, and Colombia. The Amended Complaint alleges, among other things, that the Company's directors engaged in waste of corporate assets and breached their fiduciary duties to the Company's shareholders in connection with the Offer and the Merger, and further claims that Ascena and Colombia aided and abetted those alleged breaches of fiduciary duties. Specifically, the Amended Complaint asserts that the Company's directors wrongfully allowed or caused the Company to be acquired by Ascena for unfair and inadequate consideration. The Amended Complaint further alleges that the Company's directors failed to take steps to maximize the value of the Company to its public shareholders, failed to properly value the Company and its assets and operations, and ignored or failed to protect against conflicts of interest with respect to the Offer and Merger. The Amended Complaint also alleges that the Offer and Merger involve unfair and preclusive deal protection devices, and that the Company's directors agreed to the transactions to benefit themselves personally. In addition, the Amended Complaint alleges that the Schedule 14d-9 was materially false and misleading. The Amended Complaint seeks rescission of the Merger Agreement and injunctive relief, including an order that prohibits defendants from consummating the Offer and Merger, and an award of attorneys’ fees and other fees and costs, in addition to other relief.

The defendants named in the Consolidated Action and the Federal Action (collectively, the “Defendants”) believe that the Consolidated Action and the Federal Action are entirely without merit, and that they have valid defenses to all claims raised by Judith Nadler and the plaintiffs named in the Consolidated Action (collectively, the “Plaintiffs”). Nevertheless, and despite their belief that they ultimately would have prevailed in the defense of the Plaintiffs' claims, to avoid the costs, disruption and distraction associated with such litigation, on May 31, 2012, the Defendants entered into a Memorandum of Understanding (“MOU”) with the Plaintiffs. Under the MOU, the Plaintiffs and the purported class of Company shareholders they represent agreed to negotiate and present a final stipulation of settlement to the court presiding over the Consolidated Action which provides for the dismissal with prejudice of the Consolidated Action and the Federal Action and the discharge and release of the Defendants, their agents, advisors, and certain affiliated parties from and against all direct, derivative, legal, or equitable claims, known and unknown, that are based on, arise out of, or relate in any way, directly or indirectly, to the allegations and claims in the Consolidated Action, the Federal Action, the Offer, the Merger, and other transactions contemplated by the Merger Agreement (collectively, the “Contemplated Transactions”), the negotiations and deliberations related to the Merger Agreement, the various public filings relating to the Contemplated Transactions, and certain other potential legal or equitable claims described more fully in the MOU. In exchange for such settlement and release, the parties agreed, after arm's length discussions between and among the Defendants and Plaintiffs, that the Company would include additional supplemental disclosures in the Schedule 14d-9, although the Company and the other Defendants do not make any admission that such additional supplemental disclosures are material as a matter of law or in the context of a shareholder's decision to tender shares of the Company's common stock into and accept the Offer. After reaching agreement on the substantive terms of the MOU, the parties also agreed that they would attempt to reach an agreement as to an amount of attorneys' fees and expenses that the Company, or its successor, will pay to Plaintiffs' counsel. If the parties are not able to agree on the amount of fees payable to Plaintiffs' counsel within two weeks of executing the MOU, then Plaintiffs' counsel will seek an award of attorneys' fees and expenses from either the court presiding over the Consolidated Action or the court presiding over the Federal Action, but not both. If agreement is reached on the amount of attorneys' fees and expenses payable to Plaintiffs' counsel, Plaintiffs' counsel will seek an award of attorneys' fees and expenses and the Company, or its successor, will pay an amount decided by the court, not to exceed the agreed upon amount. Defendants reserved their right to contest the amount of fees and expenses sought by Plaintiffs' counsel. The settlement is also contingent upon, among other things, consummation of the Contemplated Transactions and the approval of the Court of Common Pleas, Bucks County, Pennsylvania. The MOU recognizes, among other things, that the parties will cooperate and use their best efforts to execute a Stipulation of Settlement and present the Stipulation of Settlement and such other documentation as may be required by the court within thirty (30) days from the date of the MOU in order to obtain court approval of the settlement.

The MOU provides that the Defendants deny that they committed any violation of law or breach of duty or acted improperly in any way, and they believe that they acted properly at all times and that the Consolidated Action and the Federal Action have no merit, but wish to settle the Consolidated Action and the Federal Action in order to avoid the costs, disruption and distraction of further litigation.

Any settlement will not affect the amount of the Offer Price or the Merger consideration. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Common Pleas, Bucks County, Pennsylvania will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated. In the event that the MOU is not approved and the conditions described above are not satisfied, the Defendants will continue to vigorously defend the Consolidated Action and the Federal Action.

Except for the foregoing and for ordinary routine litigation incidental to our business, there are no other material pending legal proceedings that we or any of our subsidiaries are a party to, or of which any of their property is the subject. There are no other proceedings that, if adversely determined, are expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

As a result of the Offer and Merger Agreement discussed in "Part I; Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; RECENT DEVELOPMENTS” above and elsewhere in this report, we have included the following risk factor in “Part I; Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; FORWARD-LOOKING STATEMENTS” above.

Uncertainties related to the acquisition of the Company by Ascena Retail Group, Inc., including the timing of completion of the tender offer and merger, how many of our shareholders will tender their stock in the offer, the possibility that competing offers will be made, the possibility that various closing conditions for the tender offer or merger may not be satisfied or waived, litigation related to the tender offer and merger, and the impact on the tender offer and merger of general economic and business conditions.

With the exception of the above risk factor, we have not become aware of any material changes in the risk factors previously disclosed in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2007 we publicly announced that the Board granted authority to repurchase shares of our common stock up to an aggregate value of $200,000,000.  Shares may be purchased in the open market or through privately-negotiated transactions, as market conditions allow.  During Fiscal 2008 we repurchased a total of 505,406 shares of stock ($5.21 average price paid per share) in the open market under this program.  We have not repurchased any shares of our common stock under this program subsequent to Fiscal 2008.  As of April 28, 2012, $197,365,000 was available for future repurchases under this program.  This repurchase program has no expiration date.

As a result of our entering into the Merger Agreement with Ascena and Colombia on May 1, 2012 (see "PART I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations; RECENT DEVELOPMENTS" above), we do not expect to repurchase any further shares under this program and we expect this program to expire in connection with consummation of the Merger.

Item 6. Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Item

2.1
Agreement and Plan of Merger, dated as of May 1, 2012, by and among Charming Shoppes, Inc., Ascena Retail Group, Inc., and Colombia Acquisition Corp., incorporated by reference to Form 8-K of the Registrant dated April 30, 2012, filed on May 3, 2012 (File No. 000-07258, Exhibit 2.1).

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

CHARMING SHOPPES, INC.
(Registrant)

Date:	June 1, 2012	/S/ ANTHONY M. ROMANO
Anthony M. Romano
President
Chief Executive Officer

Date:	June 1, 2012	/S/ ERIC M. SPECTER
Eric M. Specter
Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Item

2.1
Agreement and Plan of Merger, dated as of May 1, 2012, by and among Charming Shoppes, Inc., Ascena Retail Group, Inc., and Colombia Acquisition Corp., incorporated by reference to Form 8-K of the Registrant dated April 30, 2012, filed on May 3, 2012 (File No. 000-07258, Exhibit 2.1).

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